Form 10-Q
period 2001-06-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2001-08-14
CIK 1101723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-32837

United Surgical Partners International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2749762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

17103 Preston Road, Suite 200 North, Dallas, Texas	75248
(Address of principal executive offices)	(Zip Code)

(972) 713-3500
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒  The Company has only been subject to the filing requirements of the Securities Exchange Act of 1934 since June 7, 2001.

             At August 9, 2001 there were 24,285,083 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note:    Items 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2001	December 31, 2000

	(unaudited)
Assets
Cash and cash equivalents	$12,076	$2,939
Restricted cash	-	1,731
Patient receivables, net of allowance for doubtful accountsof $3,327 and $3,131, respectively	24,207	19,986
Other receivables	43,350	3,269
Inventories	5,135	4,668
Prepaids and other current assets	6,708	2,913

Total current assets	$91,476	$35,506

Property and equipment, net	196,620	165,195
Investments in affiliates	15,340	7,278
Intangible assets, net	146,598	106,395
Other assets	19,034	17,543

Total assets	$469,068	$331,917

Liabilities and Stockholders' Equity
Accounts payable	$16,724	$16,351
Accrued salaries and benefits	11,547	4,721
Due to affiliates	7,451	-
Accrued interest	2,021	5,211
Current portion of long-term debt	11,579	53,915
Other accrued expenses	18,032	10,482
Deferred tax liability, net	5,524	6,076

Total current liabilities	$72,878	$96,756

Long-term debt, less current portion	127,551	133,852
Other long-term liabilities	3,800	3,461
Deferred tax liability, net	6,502	7,580

Total liabilities	$210,731	$241,649
Minority interests	12,954	8,774
Redeemable preferred stock:
Series A, $0.01 par value per share; 31,200 shares authorized, issued and outstanding at December 31, 2000; 31,200 shares redeemed as of June 30, 2001	-	32,819
Series D, $0.01 par value per share; 40,000 shares authorized; 20,000 and -0- shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	20,094	-

Stockholders' equity:
Series C convertible preferred stock, $0.01 par value; 20,000 shares authorized; 18,750 shares issued and outstanding at December 31, 2000; 18,750 converted as of June 30, 2001	-	19,747
Common stock:
Class A shares, $0.01 par value, 30,000,000 shares authorized; 7,785,678 shares outstanding at December 31, 2000; all shares converted to common as of June 30, 2001	-	78
Class B shares, $0.01 par value, 3,000,000 shares authorized; 333,333 shares outstanding at December 31, 2000; all shares converted to common as of June 30, 2001	-	4
Other, $0.01 par value; 200,000,000 shares authorized; 24,279,988 and 170,046 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	243	2
Additional paid-in capital	264,868	63,739
Treasury stock, at cost, 163,916 shares at June 30, 2001; 54,166 shares at December 31, 2000	(730)	(344)
Deferred compensation	(432)	(495)
Receivables from sales of common stock	(3,044)	(2,973)
Accumulated other comprehensive loss, net of tax	(18,790)	(12,026)
Accumulated deficit	(16,826)	(19,057)

Total stockholders' equity	225,289	48,675

Total liabilities and stockholders' equity	$469,068	$331,917

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net patient service revenue	$49,025	$33,761	$95,099	$56,262
Management and administrative services revenue	2,515	1,339	4,591	2,595
Equity in earnings of unconsolidated affiliates	1,756	277	2,865	331
Other income	5,812	478	9,545	912

Total revenues	59,108	35,855	112,100	60,100

Salaries, benefits, and other employee costs	15,246	10,973	28,997	17,784
Medical services and supplies	11,683	9,879	23,361	15,899
Other operating expenses	11,332	4,904	20,537	9,895
General and administrative expenses	4,970	2,735	10,181	5,192
Provision for doubtful accounts	608	467	1,102	935
Depreciation and amortization	6,187	3,508	11,807	6,130

Total operating expenses	50,026	32,466	95,985	55,835

Operating income	9,082	3,389	16,115	4,265

Interest income	419	669	882	947
Interest expense	(5,735)	(4,472)	(10,528)	(5,883)
Other	6	55	(10)	(97)

Total other expense, net	(5,310)	(3,748)	(9,656)	(5,033)

Income (loss) before minority interest	3,772	(359)	6,459	(768)

Minority interest in income of consolidated subsidiaries	(1,765)	(698)	(3,201)	(942)

Income (loss) before income taxes	2,007	(1,057)	3,258	(1,710)
Income tax expense	(266)	(239)	(1,027)	(650)

Net income (loss)	1,741	(1,296)	2,231	(2,360)
Preferred stock dividends	(835)	(858)	(1,748)	(4,082)

Net income (loss) attributable to common stockholders	$906	$(2,154)	$483	$(6,442)

Net income (loss) per share attributable to common stockholders
Basic	$0.06	$(0.27)	$0.04	$(0.85)
Diluted	$0.06	$(0.27)	$0.04	$(0.85)
Weighted average number of common shares
Basic	14,805	7,852	12,480	7,598
Diluted	15,693	7,852	13,303	7,598

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED - IN THOUSANDS)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Net income (loss)	$1,741	$(1,296)	$2,231	$(2,360)
Other comprehensive loss, before taxes:
Foreign currency translation adjustments	(3,160)	(3,460)	(10,406)	(6,035)
Income tax benefit related to other comprehensive loss	1,106	1,211	3,642	2,112

Other comprehensive loss	(2,054)	(2,249)	(6,764)	(3,923)

Comprehensive loss	$(313)	$(3,545)	$(4,533)	$(6,283)

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - IN THOUSANDS)

	Six months ended June 30,
	2001	2000

Cash flows from operating activities:
Net income (loss)	$2,231	(2,360)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	1,102	935
Depreciation and amortization	11,807	6,130
Amortization of discount on debt	157	131
Equity in earnings of unconsolidated affiliates	(2,865)	(331)
Minority interest in income of consolidated subsidiaries	3,201	942
Amortization of deferred compensation	63	—
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(4,771)	(4,312)
Other receivables	(350)	(965)
Inventories of supplies, prepaids and other current assets	(228)	735
Accounts payable and accrued expenses	(2,265)	2,049
Other long-term liabilities	619	2,104

Net cash provided by operating activities	8,701	5,058

Cash flows from investing activities:
Purchases of new businesses, net of cash received	(4,965)	(50,085)
Purchases of property and equipment	(11,438)	(14,749)
Sales of property	—	17,379
Purchases of investments	(874)	(3,484)
Increase in long-term note receivable	—	(11,400)
Cash released from escrow	1,664	11,236

Net cash used in investing activities	(15,613)	(51,103)

Cash flows from financing activities:
Proceeds from long-term debt	19,960	64,103
Payments on long-term debt	(99,828)	(30,598)
Proceeds from issuances of common stock	130,682	4,696
Payments to repurchase common stock	(104)	—
Proceeds from issuance of preferred stock	—	18,743
Payments to redeem preferred stock and pay dividends	(33,878)	(3,037)
Distributions on investments in affiliates	(677)	1,417

Net cash provided by financing activities	16,155	55,324

Effect of exchange rate changes on cash	(106)	(297)

Net increase in cash and cash equivalents	9,137	8,982
Cash and cash equivalents at beginning of period	2,939	3,716

Cash and cash equivalents at end of period	$12,076	12,698

Supplemental information:
Interest paid	13,927	3,672
Non-cash transactions:
Debt issued for purchases of new businesses	—	54,012
Sale of common stock for notes receivable from employees, net	315	435
Common stock issued for purchases of new businesses	48,301	—
Conversion of Series C convertible preferred stock to common stock	20,341	—
Accrued dividends on preferred stock	1,008	4,082
Assets acquired under capital lease obligations	153	18,128
Conversion of subordinated notes to Series D preferred stock	20,000	—
Conversion of subordinated note to common stock	3,287	—

See accompanying notes to consolidated financial statements.
 UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)        Basis of Presentation

United Surgical Partners International, Inc. and subsidiaries (USPI or the Company), a Delaware company, was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Western Europe.  At June 30, 2001, USPI, headquartered in Dallas, Texas, operated thirty-three surgical facilities in the United States.  Of these thirty-three facilities, USPI, consolidates the results of fifteen, owns a minority equity interest in fourteen, which are accounted for under the equity method, and holds no ownership interest in the remaining four centers, which are operated by USPI under management contracts.  In addition, United Surgical Partners Europe, S.L. (USPE), a company incorporated in Spain and wholly-owned by USPI, managed and owned a majority interest in six private surgical hospitals, two surgery centers, and one diagnostic facility in Spain at June 30, 2001.  Global Healthcare Partners Limited (Global), a company incorporated in England and majority-owned by USPI, managed two wholly-owned private surgical hospitals in the United Kingdom at June 30, 2001.

USPI is subject to changes in government legislation that could impact Medicare, Medicaid, and foreign government reimbursement levels and is also subject to increased levels of managed care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.

USPI maintains its books and records on the accrual basis of accounting, and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The accompanying consolidated financial statements and notes should be read in conjunction with the Company's Form 8-A which incorporates by reference the Company's Registration Statement on Form S-1.  It is management's opinion that the accompanying financial statements reflect all adjustments (which are normal recurring adjustments) necessary for a fair presentation of the results for the interim period and the comparable period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

(2)        Acquisition

On February 12, 2001, the Company completed a merger with OrthoLink Physicians Corporation.  The transaction was funded through the issuance of 3,390,939 shares of common stock to OrthoLink stockholders.  As of February 12, 2001, OrthoLink held a direct or indirect ownership interest in eight surgery centers.  The Company also held an ownership interest in and managed one of these centers.  OrthoLink managed six of the eight surgery centers in which it held an ownership interest and managed two additional surgery centers in which it had no ownership interest.  As a result of this merger, the Company also provides specialized management services for hospitals and has service agreements with fourteen physician groups in six states.  The Company's physician practice management operations are not, and are not expected to be in the future, a material part of its business.  Following are the unaudited pro forma results for the six months ended June 30, 2001 and 2000 as if the acquisition of OrthoLink occurred on January 1, 2000:
	Six Months Ended June 30,

	2001	2000

Net operating revenues	$116,372	$77,512
Net income	2,719	144
Net income (loss) attributable to common stockholders	971	(3,938)
Basic earnings (loss) per share	0.06	(0.36)
Diluted earnings (loss) per share	0.06	(0.36)

(3)        Initial Public Offering of Common Stock

In June 2001, the Company received, after offering costs of $14.2 million, net proceeds of $130.7 million from an initial public offering (IPO) of 10,350,000 shares of its common stock, which included 1,350,000 shares attributable to the underwriters’ exercise of their over-allotment option.  Net proceeds of the offering were used to redeem $33.7 million of redeemable preferred stock, including accrued dividends, and to repay $91.3 million of bank indebtedness.  The remaining $7.3 million was included in the $12.1 million of cash and cash equivalents at June 30, 2001.

(4)        Long-term Debt

The Company used a portion of the proceeds of its IPO to repay all amounts outstanding under the Company's credit agreements with commercial lenders in the United States.  Concurrent with these repayments, the existing agreements were terminated and the Company reached an agreement with another group of lenders, providing the Company with the ability to borrow up to $55 million at variable interest rates tied to Prime and LIBOR, based on the Company's existing debt levels.  The new credit agreement matures June 13, 2004; interest is due at intervals ranging from one to six months from the date amounts are drawn under the agreement.

Baylor Health Services, which held a convertible subordinated note in the amount of approximately $3.3 million, converted the note to 313,069 shares of the Company's common stock immediately prior to the completion of the IPO.  The Company's primary private investors waived their right to the mandatory prepayment of subordinated notes, exchanging $20 million of 7% Senior Subordinated Notes for preferred stock (note 3).

(5)        Redeemable Preferred Stock, Series A and D

The Company used a portion of the proceeds of its IPO to redeem all 31,200 outstanding shares of Series A redeemable preferred stock, including all accrued but unpaid dividends.  USPI has authorized 40,000 shares of Series D redeemable preferred stock, 20,000 of which were issued upon the completion of the IPO in exchange for $20 million in principal amount of 7% Senior Subordinated Notes held by the Company's primary private investors.  The Series D shares have a par value of $0.01, a stated liquidation preference of $1,000 per share plus accrued dividends, and are senior to all common shares. Dividends are paid-in-kind on a quarterly basis at an annual rate of 10% and accrue daily whether or not declared and whether or not funds are legally available for payment.

(6)        Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of convertible preferred stock, convertible debt, and outstanding options and warrants, except where such effect would be antidilutive.  Net income or loss attributable to common stockholders and net income or loss per common share include preferred stock dividends for purposes of this computation.  The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2001 and 2000 (in thousands, except per share amounts):
	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net income (loss) attributable to common shareholders	$906	$(2,154)	$483	$(6,442)
Weighted average common shares outstanding	14,805	7,852	12,480	7,598
Effect of dilutive securities:
Stock options	615	(A)	551	(A)
Warrants	273	(A)	272	(A)
Convertible subordinated debt	(A)	(A)	(A)	(A)
Series C convertible preferred stock	(A)	(A)	(A)	(A)

Shares used for diluted earnings (loss) per share	15,693	7,852	13,303	7,598

Basic earnings (loss) per share	$0.06	$(0.27)	$0.04	$(0.85)
Diluted earnings (loss) per share	$0.06	$(0.27)	$0.04	$(0.85)

(A)       No incremental shares are included because the effect would be antidilutive.

The potential common stock amounts listed below represent securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:
	Three Months Ended June 30, 2000	Six Months Ended June 30, 2000

Stock options	2,990,300	2,990,300
Warrants	300,000	300,000
Convertible subordinated debt	313,069	313,069
Series C convertible preferred stock	1,816,964	1,816,964

(7)        Segment Disclosure

USPI has adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131).  SFAS 131 establishes standards for reporting information about operating segments in financial statements.  USPI's business is the operation of surgery centers, private surgical hospitals and related businesses in the United States and Western Europe.  USPI's chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgery centers and private surgical hospitals for assessing performance and allocating resources both domestically and abroad.  Accordingly, USPI's reportable segments consist of (1) U.S. based facilities and (2) Western Europe based facilities, including those in Spain and the United Kingdom (beginning with USPI's April 2000 acquisition of Aspen Healthcare Holdings, Limited in the United Kingdom).
		Western Europe

			United	Western Europe
Three months ended June 30, 2001	U.S.	Spain	Kingdom	Total	Total

Net patient service revenue	$22,112	$17,935	$8,978	$26,913	$49,025
Other revenue	9,673	410	-	410	10,083

Total revenues	$31,785	$18,345	$8,978	$27,323	$59,108

Depreciation and amortization	$3,443	$1,888	$856	$2,744	$6,187
Operating income	6,610	1,221	1,251	2,472	9,082
Net interest expense	(3,680)	(819)	(817)	(1,636)	(5,316)
Total assets	261,484	112,650	94,934	207,584	469,068
Capital expenditures	2,362	617	2,526	3,143	5,505

		Western Europe

			United	Western Europe
Three months ended June 30, 2000	U.S.	Spain	Kingdom	Total	Total

Net patient service revenue	$10,325	$14,721	$8,715	$23,436	$33,761
Other revenue	1,728	366	-	366	2,094

Total revenues	$12,053	$15,087	$8,715	$23,802	$35,855

Depreciation and amortization	$1,272	$1,410	$826	$2,236	$3,508
Operating income	1,134	793	1,462	2,255	3,389
Net interest expense	(1,786)	(1,063)	(954)	(2,017)	(3,803)
Total assets	109,053	114,569	99,132	213,701	322,754
Capital expenditures	926	4,913	585	5,498	6,424

		Western Europe

			United	Western Europe
Six months ended June 30, 2001	U.S.	Spain	Kingdom	Total	Total

Net patient service revenue	$39,191	$36,680	$19,228	$55,908	$95,099
Other revenue	16,109	892	-	892	17,001

Total revenues	$55,300	$37,572	$19,228	$56,800	$112,100

Depreciation and amortization	$6,303	$3,819	$1,685	$5,504	$11,807
Operating income	10,018	2,616	3,481	6,097	16,115
Net interest expense	(6,417)	(1,509)	(1,720)	(3,229)	(9,646)
Total assets	261,484	112,650	94,934	207,584	469,068
Capital expenditures	5,459	1,598	4,381	5,979	11,438

		Western Europe

			United	Western Europe
Six months ended June 30, 2000	U.S.	Spain	Kingdom	Total	Total

Net patient service revenue	$19,774	$27,773	$8,715	$36,488	$56,262
Other revenue	3,146	692	-	692	3,838

Total revenues	$22,920	$28,465	$8,715	$37,180	$60,100

Depreciation and amortization	$2,467	$2,837	$826	$3,663	$6,130
Operating income	1,511	1,292	1,462	2,754	4,265
Net interest expense	(2,710)	(1,272)	(954)	(2,226)	(4,936)
Total assets	109,053	114,569	99,132	213,701	322,754
Capital expenditures	1,820	12,344	585	12,929	14,749

(8)        Subsequent Events

During July 2001, the Company invested additional cash in THVG/HealthFirst, L.L.C. (THVG 2), one of the Company's two joint ventures with the Baylor Health System.  THVG 2 acquired a 58.05% interest in an outpatient surgery center in Fort Worth, Texas, for approximately $14.0 million in cash.  THVG 2 had previously held no ownership but had operated the surgery center under a management contract.

(9)        New Accounting Pronouncements

On July 20, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS 142).  Under SFAS 141, all business combinations initiated after June 30, 2001 will be accounted for using the purchase method of accounting; the use of the pooling-of-interests method of accounting will be prohibited.  The adoption of this standard will not have a material effect on the Company's financial position or future results of operations.

SFAS 142 eliminates the amortization of goodwill.  Under SFAS 142, the carrying amount of goodwill should be tested for impairment at least annually at the reporting unit level, as defined, and will be reduced only if it is found to be impaired or is associated with assets sold or otherwise disposed of.  SFAS 142 is effective for fiscal years beginning after December 15, 2001.  The Company believes that adoption of the new standard will have a material effect on future results of operations and is currently evaluating the potential magnitude.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

             Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believes,” “anticipates,” “continue,” “estimate,” “expects,” “intend,” “may,” “plan,” “will,” “projects” and words of similar import, are forward looking statements within the meaning of the federal securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other matters which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other matters include, but are not limited to, (i) the Company’s ability to attract and retain top quality physicians, (ii) the Company’s ability to grow through selective acquisitions and development, (iii) the Company’s ability to pursue strategic relationships with healthcare systems, (iv) the Company’s ability to expand, and (v) the Company’s ability to enhance operating efficiencies.  In addition, the Company’s ability to achieve certain anticipated results will be subject to other factors affecting the Company’s business that are beyond the Company’s control, including but not limited to general economic conditions and the effect of government regulation on the conduct of the Company’s business. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained under the heading “Risk Factors” in the Company’s Form 8-A which incorporates by reference the Company's Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission on February 12, 2001.

Overview

             The Company operates surgery centers and private surgical hospitals in the United States and Western Europe.  As of June 30, 2001, the Company had ownership in 28 surgery centers and one private surgical hospital and managed four additional surgery centers in the United States.  Also, in the United States, the Company owns interests in and will operate five surgery centers and one private surgical hospital that are currently under construction.  In Western Europe, the Company owns and operates six private surgical hospitals, two surgery centers and a diagnostic facility in Spain and owns and operates two private surgical hospitals in the United Kingdom.  Additionally, the Company is currently developing a cancer center in the United Kingdom.

             On February 12, 2001, the Company completed a merger with OrthoLink Physicians Corporation.  The transaction was funded through the issuance of 3,390,939 shares of  common stock to OrthoLink stockholders.  As of February 12, 2001, OrthoLink held a direct or indirect ownership interest in eight surgery centers.  The Company also held an ownership interest in and managed one of these centers.  OrthoLink managed six of the eight surgery centers in which it held an ownership interest and managed two additional surgery centers in which it had no ownership interest.  As a result of this merger, the Company also provides specialized management services for hospitals and has service agreements with 14 physician groups in six states.  The Company’s physician practice management operations are not, and are not expected to be in the future, a material part of its business.

Sources of Revenue

             Revenues include:

•	net patient services revenues for the facilities that are consolidated for financial reporting purposes, which are typically those in which the Company has ownership interests of greater than 50%, and

•	management fees earned from, and the Company’s share of net income of, the non-consolidated facilities that are accounted for under the equity method of accounting. These amounts are included in revenues as these operations are central to the Company’s business strategy.

For the three months ended June 30, 2001 net revenue from patient services represented approximately 83% of the Company's total revenues as compared to 94% for the same period in 2000, and management fees from and the Company's share of net income of, the non-consolidated facilities accounted for under the equity method together with other income represented approximately 17% and 6% of the Company's total revenues for the three months ended June 30, 2001 and 2000, respectively.  For the six months ended June 30, net revenue from patient services represented approximately 85% of the Company's total revenues in 2001 as compared to 94% for the same period in 2000, and management fees from and the Company's share of net income of, the non-consolidated facilities accounted for under the equity method together with other income represented approximately 15% and 6% of the Company's total revenues for the six months ended June 30, 2001 and 2000, respectively.

For the three months ended June 30, 2001, approximately 54% of the Company's revenues were generated from operations in the United States and 46% from Western Europe.  For the six months ended June 30, 2001, approximately 49% of the Company's revenues were generated from operations in the United States and 51% from Western Europe.  For the three and six months ended June 30, 2000, respectively, these percentages were 34% and 38% for the United States, 66% and 62% for Western Europe.

Results of Operations

             The following table summarizes certain statements of operations items expressed as a percentage of revenues for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,

	2001	2000	2001	2000

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	74.2	80.8	75.1	82.7

EBITDA	25.8	19.2	24.9	17.3
Minority interests in income of consolidated entities	3.0	2.0	2.9	1.6

EBITDA less minority interest	22.8	17.2	22.0	15.7
Depreciation and amortization	10.5	9.8	10.5	10.2
Interest and other expense, net	9.0	10.4	8.6	8.4

Income (loss) before income taxes	3.3	(3.0)	2.9	(2.9)
Income tax expense	(0.4)	(0.6)	(0.9)	(1.0)

Net income (loss)	2.9	(3.6)	2.0	(3.9)

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

             Revenues increased by $23.3 million, or 65% to $59.1 million for the three months ended June 30, 2001 from $35.8 million for the three months ended June 30, 2000.  Of this increase in revenues, $14.3 million was contributed by facilities acquired since June 30, 2000, of which $12.8 million was contributed by OrthoLink.  The exchange rate of the European currencies to the U.S. dollar was lower in the three months ended June 30, 2001 as compared to the same period in the prior year, resulting in a negative impact of $1.6 million on year over year revenues for the facilities in Western Europe that were owned in both 2001 and 2000 (“same store” facilities).  Absent this foreign exchange impact, same store facilities in Western Europe contributed $3.8 million more to consolidated revenue in the three months ended June 30, 2001 as compared to the same period in 2000.  The remaining increase in revenues was contributed by same store U.S. facilities, which performed approximately 15% more cases in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

             Operating expenses, excluding depreciation and amortization, increased by $14.9 million, or 51%, to $43.8 million for the three months ended June 30, 2001 from $28.9 million for the three months ended June 30, 2000.  Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 74.2% for the three months ended June 30, 2001 from 80.8% for the three months ended June 30, 2000, primarily as a result of improved economies of scale as the Company expanded.

             EBITDA less minority interest increased $7.3 million, or 118%, to $13.5 million for the three months ended June 30, 2001 from $6.2 million for the three months ended June 30, 2000.  Of this increase in EBITDA less minority interest, $5.1 million was contributed by facilities acquired since June 30, 2000.  EBITDA less minority interest, as a percentage of revenues, increased to 22.8% for the three months ended June 30, 2001 from 17.2% for the three months ended June 30, 2000, primarily as a result of leveraging our operational management and corporate overhead expenses over the increased revenue.

             Depreciation and amortization increased to $6.2 million, or 76%, for the three months ended June 30, 2001 from $3.5 million for the three months ended June 30, 2000 as a result of amortization of the goodwill and other intangibles and depreciation of the additional property and equipment associated with the acquisitions completed since June 30, 2000.  Depreciation and amortization, as a percentage of revenues, increased to 10.5% for the three months ended June 30, 2001 from 9.8% for the three months ended June 30, 2000.

             Interest expense, net of interest income, increased 40% to $5.3 million for the three months ended June 30, 2001 from $3.8 million for the three months ended June 30, 2000 as a result of additional borrowings to finance acquisitions.

             Provision for income taxes was $0.3 million for the three months ended June 30, 2001 and $0.2 million for the three months ended June 30, 2000.  In 2001, certain additional entities met, for the first time since being acquired by USPI, the common ownership requirements specified by income tax regulations in Spain that allow losses from one legal entity to offset income in other entities resulting in a lower effective tax rate in Spain for the three months ended June 30, 2001 as compared to the same period of 2000.  Additionally, net operating losses carryforwards were utilized to offset taxable income in the United States for the three months ended June 30, 2001.  Accordingly, USPI has incurred income tax expense at lower effective rates for the three months ended June 30, 2001 than would otherwise be the case in applying statutory rates to our consolidated income before income taxes.

             Net income was $1.7 million for the three months ended June 30, 2001 compared to a net loss of $1.3 million for the three months ended June 30, 2000.  This $3.0 million improvement primarily results from the increased revenues and improved economies of scale related to expenses discussed above.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

             Revenues increased by $52.0 million, or 87% to $112.1 million for the six months ended June 30, 2001 from $60.1 million for the six months ended June 30, 2000.  Of this increase in revenues, $24.6 million was contributed by facilities acquired since June 30, 2000, of which $22.0 million was contributed by OrthoLink.  An additional $10.2 million was attributable to revenue generated by the two hospitals in the United Kingdom, acquired in April 2000, for the portion of the six months ended June 30, 2001 during which they were not owned in the comparable prior year period.  The exchange rate of the European currencies to the U.S. dollar was lower in the six months ended June 30, 2001 as compared to the same period in the prior year, resulting in a negative impact of $3.4 million on year over year revenues for the facilities in Western Europe that were owned in both 2001 and 2000 (“same store” facilities).  Absent this foreign exchange impact, same store facilities in Western Europe contributed $6.0 million more to consolidated revenue in the six months ended June 30, 2001 as compared to the same period in 2000.  The remaining increase in revenues was contributed by same store U.S. facilities, which performed approximately 12% more cases in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

             Operating expenses, excluding depreciation and amortization, increased by $34.5 million, or 69%, to $84.2 million for the six months ended June 30, 2001 from $49.7 million for the six months ended June 30, 2000.  Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 75.1% for the six months ended June 30, 2001 from 82.7% for the six months ended June 30, 2000, primarily as a result of improved economies of scale as the Company expanded.

             EBITDA less minority interest increased $15.3 million, or 162%, to $24.7 million for the six months ended June 30, 2001 from $9.4 million for the six months ended June 30, 2000.  Of this increase in EBITDA less minority interest, $8.5 million was contributed by facilities acquired since June 30, 2000.  EBITDA less minority interest, as a percentage of revenues, increased to 22.0% for the six months ended June 30, 2001 from 15.7% for the six months ended June 30, 2000, primarily as a result of leveraging our operational management and corporate overhead expenses over the increased revenue.

             Depreciation and amortization increased to $11.8 million, or 93%, for the six months ended June 30, 2001 from $6.1 million for the six months ended June 30, 2000 as a result of amortization of the goodwill and other intangibles and depreciation of the additional property and equipment associated with the acquisitions completed during 2000 and the first six months of 2001.  Depreciation and amortization, as a percentage of revenues, increased to 10.5% for the six months ended June 30, 2001 from 10.2% for the six months ended June 30, 2000.

             Interest expense, net of interest income, increased 95% to $9.6 million for the six months ended June 30, 2001 from $4.9 million for the six months ended June 30, 2000 as a result of additional borrowings to finance acquisitions.

             Provision for income taxes was $1.0 million for the six months ended June 30, 2001 and $0.7 million for the six months ended June 30, 2000.  The effective tax rate for the six months ended June 30, 2000 was higher than would otherwise be the case in applying statutory rates to our consolidated loss before income taxes primarily as a result of certain subsidiaries not meeting the common ownership time period requirements specified by income tax regulations in Spain that allow losses from one legal entity to offset income in other entities.   The effective tax rate for the six months ended June 30, 2001 was lower than that incurred in the same period of 2000 as a result of certain subsidiaries in Spain meeting the common ownership time period requirements for the first time in 2001.  Additionally, net operating losses carryforwards were utilized to offset taxable income in the United States for the six months ended June 30, 2001 resulting in lower effective rates for this period than would otherwise be the case in applying statutory rates to our consolidated income before income taxes.

             Net income was $2.2 million for the six months ended June 30, 2001 compared to a net loss of $2.4 million for the six months ended June 30, 2000.  This $4.6 million improvement primarily results from the increased revenues and improved economies of scale related to expenses discussed above.

Liquidity and Capital Resources

             On June 13, 2001, the Company received net proceeds of $130.7 million from an initial public offering of 10,350,000 shares of its common stock, which included 1,350,000 shares attributable to the underwriters’ exercise of their over-allotment option.  Net proceeds of the offering were used to redeem $33.7 million of redeemable preferred stock and repay $91.3 million of bank indebtedness.  The remaining $7.3 million was included in the $12.1 million of cash and cash equivalents at June 30, 2001.  Working capital was $18.6 million at June 30, 2001.  During the six months ended June 30, 2001, the Company generated $8.7 million of cash flows from operations as compared to $5.1 million during the six months ended June 30, 2000.

             During the six months ended June 30, 2001, the Company’s cash requirements for the purchases of businesses and property and equipment were $16.4 million, of which approximately $3.2 million of property and equipment purchases related to ongoing development projects.  The $16.4 million was funded with the cash flows from operations noted above and net borrowings under credit agreements with banks.  Net cash provided during the six months ended June 30, 2001 by financing activities totaled $16.2 million, including the $7.3 million of remaining proceeds from the initial public offering of common stock noted above.

             In connection with the initial public offering of common stock, the Company repaid all borrowings under its existing credit agreements in the United States and entered into a new credit agreement with a group of commercial lenders providing the Company with the ability to borrow up to $55 million to be used for acquisitions and general corporate purposes.  Borrowings under this agreement bear interest at variable rates tied to Prime and LIBOR and mature on June 13, 2004.  At June 30, 2001, there were no borrowings outstanding under this agreement.  However, the Company has entered into agreements to acquire a majority interest in an ambulatory surgery center in Fort Worth, Texas and to increase its ownership position in its Garland, Texas center that will collectively require approximately $15.8 million, a majority of which will be provided through net borrowings under this agreement.

             Additionally, the Company has credit agreements with commercial lenders in each of the two countries in Western Europe in which it operates.  In Spain, the credit agreement provides for borrowings of up to 100 million Euros (approximately $84.7 million as of June 30, 2001) with borrowing availability calculated quarterly based on trailing EBITDA, including historical EBITDA of acquired entities. Borrowings under this agreement may be used for acquisitions of healthcare facilities in Spain or Portugal and working capital purposes, bear interest at rates ranging from 0.75% to 2.25% over Euribor and mature on December 31, 2007.  At June 30, 2001, approximately $23.2 million was outstanding under this agreement, and approximately $6.2 million was available for borrowing. The credit agreement in the United Kingdom provides for total borrowings of £42.0 million (approximately $59.1  million as of June 30, 2001) under three separate facilities.  At June 30, 2001, total outstanding borrowings under this term facility were approximately $34.2 million and approximately $16.5 million was available for borrowings. The credit agreement specifies that of this available amount, $9.7 million be used not later than September 30, 2003 to retire demand notes payable to the former owners of the Company's two hospitals in the United Kingdom.  Borrowings under this agreement bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. The Company  pledged the capital stock of its U.K. subsidiaries to secure borrowings under this agreement.  The Company was in compliance with all covenants under its credit agreements as of June 30, 2001.

             The Company believes that existing funds, cash flows from operations and borrowings under its credit facilities will provide sufficient liquidity for the next twelve months.  The Company intends to acquire and develop additional facilities in the future and may require additional debt or equity financing for these acquisitions and development projects.   There are no assurances that needed capital will be available on acceptable terms, if at all.  If the Company is unable to obtain funds when needed or on acceptable terms, it will be required to curtail its acquisition and development program.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

             The Company has exposure to interest rate risk related to its financing, investing, and cash management activities.  The Company's financing arrangements with banks are based on the spread over Prime, LIBOR or Euribor.  The Company's financing arrangements with private equity firms are based on fixed rates.  Inflation and changing prices have not significantly affected the Company's operating results or the markets in which the Company performs services.

             The Company's international revenues are a significant portion of its total revenues.  The Company is exposed to risks associated with operating internationally, including:

             •            foreign currency exchange risk; and

             •            taxes and regulatory changes.

             Historically, the Company has not held or issued derivative financial instruments.  The Company does not use derivative financial instruments for speculative purposes.  The Company's international operations in some instances operate as a natural hedge because both expenses and revenues are denominated in local currency.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

             From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party, if decided adversely to the Company, is likely to have a material adverse effect on the Company's results of operations, cash flows or financial condition.

ITEM 6.  Exhibits and Reports on Form 8-K

             (a)         Exhibits:

2.1	Agreement and Plan of Merger, dated as of December 6, 2000, among United Surgical Partners International, Inc., OPC Acquisition Corporation and OrthoLink Physicians Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 initially filed with the SEC on February 12, 2001, No. 333-55442)

2.2	Agreement for the Sale and Purchase of Shares and Loan Notes in Aspen Healthcare Holdings Limited, dated April 6, 2000, between Electra Private Equity Partners 1995 and others and Global Healthcare Partners Limited (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 initially filed with the SEC on February 12, 2001, No. 333-55442)

3.1.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1 initially filed with the SEC on February 12, 2001, No. 333-55442)

3.1.2	Series D Redeemable Preferred Certificate of Designation (incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-1 initially filed with the SEC on February 12, 2001, No. 333-55442)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 initially filed with the SEC on February 12, 2001, No. 333-55442)

10.1*	Credit Agreement, dated as of June 13, 2001, by and among USP Domestic Holdings, Inc., the lenders party thereto, Credit Suisse First Boston, as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent and Societe Generale, as Documentation Agent

10.2*	First Amendment to 2001 Equity-Based Compensation Plan

10.3*	First Amendment to Employee Stock Purchase Plan

*           Filed herewith

(b)        Reports on Form 8-K:

The Company filed a report on Form 8-K, dated June 14, 2001, during the quarter ended June 30, 2001, to report the authorization by the board of directors of the issuance of one preferred share purchase right with respect to each outstanding share of common stock under a Rights Agreement dated June 13, 2001, between the Company and First Union National Bank, as Rights Agent.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

	By:	/s/ Mark A. Kopser

Mark A. Kopser
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and duly authorized
to sign this report on behalf of the Registrant)

	By:	/s/ John J. Wellik

John J. Wellik
Vice President and Controller
(Principal Accounting Officer)
Date: August 14, 2001

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of December 6, 2000, among United Surgical Partners International, Inc., OPC Acquisition Corporation and OrthoLink Physicians Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 initially filed with the SEC on February 12, 2001, No. 333-55442)

2.2	Agreement for the Sale and Purchase of Shares and Loan Notes in Aspen Healthcare Holdings Limited, dated April 6, 2000, between Electra Private Equity Partners 1995 and others and Global Healthcare Partners Limited (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 initially filed with the SEC on February 12, 2001, No. 333-55442)

3.1.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Registration Statement on Form S-1 initially filed with the SEC on February 12, 2001, No. 333-55442)

3.1.2	Series D Redeemable Preferred Certificate of Designation (incorporated by reference to Exhibit 3.1.2 to the Company’s Registration Statement on Form S-1 initially filed with the SEC on February 12, 2001, No. 333-55442)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 initially filed with the SEC on February 12, 2001, No. 333-55442)

10.1*	Credit Agreement, dated as of June 13, 2001, by and among USP Domestic Holdings, Inc., the lenders party thereto, Credit Suisse First Boston, as Administrative Agent, Lehman Commercial Paper Inc., as Syndication Agent and Societe Generale, as Documentation Agent

10.2*	First Amendment to 2001 Equity-Based Compensation Plan

10.3*	First Amendment to Employee Stock Purchase Plan

*           Filed herewith