Form 10-Q
period 2001-09-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2001-11-14
CIK 1101723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                         .

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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

             At November 9, 2001 there were 24,292,452 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note:    Items 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2001	December 31, 2000
	(unaudited)
Assets
Cash and cash equivalents	$15,572	$3,451
Restricted cash	-	1,731
Patient receivables, net of allowance for doubtful accounts of $4,305 and $3,666 respectively	25,113	20,795
Other receivables	37,990	3,174
Inventories	5,681	4,668
Prepaids and other current assets	6,989	3,081

Total current assets	$91,345	$36,900

Property and equipment, net	207,006	165,195
Investments in affiliates	13,619	7,278
Intangible assets, net	177,444	114,424
Other assets	7,117	6,599

Total assets	$496,531	$330,396

Liabilities and Stockholders' Equity

Accounts payable	$16,689	$16,351
Accrued salaries and benefits	12,943	4,886
Due to affiliates	5,277	-
Accrued interest	3,578	5,211
Current portion of long-term debt	11,951	53,915
Other accrued expenses	15,607	8,674
Deferred tax liability, net	5,550	6,076

Total current liabilities	$71,595	$95,113

Long-term debt, less current portion	147,388	133,852
Other long-term liabilities	3,221	3,461
Deferred tax liability, net	6,933	7,580

Total liabilities	$229,137	$240,006
Minority interests	15,334	8,774
Redeemable preferred stock:
Series A, $0.01 par value per share; 31,200 shares authorized, issued and outstanding at December 31, 2000; 31,200 shares redeemed as of September 30, 2001	-	32,819
Series D, $0.01 par value per share; 40,000 shares authorized; 20,000 and -0- shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	20,597	-

	September 30, 2001	December 31, 2000
	(unaudited)
Stockholders' equity:
Series C convertible preferred stock, $0.01 par value; 20,000 shares authorized; 18,750 shares issued and outstanding at December 31, 2000; 18,750 converted as of September 30, 2001	-	19,747
Common stock:
Class A shares, $0.01 par value, 30,000,000 shares authorized; 7,785,678 shares outstanding at December 31, 2000; all shares converted to common as of September 30, 2001	-	78
Class B shares, $0.01 par value, 3,000,000 shares authorized; 333,333 shares outstanding at December 31, 2000; all shares converted to common as of September 30, 2001	-	4
Other, $0.01 par value; 200,000,000 shares authorized; 24,292,452 and 170,046 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	243	2
Additional paid-in capital	264,916	63,739
Treasury stock, at cost, 136,965 shares at September 30, 2001; 54,166 shares at December 31, 2000	(1,819)	(344)
Deferred compensation	(400)	(495)
Receivables from sales of common stock	(2,598)	(2,973)
Accumulated other comprehensive loss, net of tax	(13,940)	(12,026)
Accumulated deficit	(14,939)	(18,935)

Total stockholders' equity	231,463	48,797

Total liabilities and stockholders' equity	$496,531	$330,396

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Net patient service revenue	$51,829	$35,091	$150,113	$94,575
Management and administrative services revenue	7,202	531	18,731	1,552
Equity in earnings of unconsolidated affiliates	1,269	156	4,134	487
Other income	483	405	1,537	1,318

Total revenues	60,783	36,183	174,515	97,932

Salaries, benefits, and other employee costs	16,738	12,347	46,636	31,025
Medical services and supplies	11,743	8,802	35,104	24,701
Other operating expenses	11,596	5,991	32,392	16,151
General and administrative expenses	5,390	2,942	15,571	8,134
Provision for doubtful accounts	949	446	2,126	1,478
Depreciation and amortization	7,239	3,805	19,190	9,866

Total operating expenses	53,655	34,333	151,019	91,355

Operating income	7,128	1,850	23,496	6,577

Interest income	228	299	696	854
Interest expense	(3,407)	(2,935)	(13,734)	(8,819)
Other	(39)	(614)	(49)	(711)

Total other expense, net	(3,218)	(3,250)	(13,087)	(8,676)

Income (loss) before minority interest	3,910	(1,400)	10,409	(2,099)

Minority interest in income of consolidated subsidiaries	(1,974)	(237)	(5,175)	(1,179)

Income (loss) before income taxes	1,936	(1,637)	5,234	(3,278)
Income tax benefit (expense)	(212)	30	(1,238)	(621)

Net income (loss)	1,724	(1,607)	3,996	(3,899)
Preferred stock dividends	(503)	(936)	(2,251)	(5,018)

Net income (loss) attributable to common stockholders	$1,221	$(2,543)	$1,745	$(8,917)

Net income (loss) per share attributable to common stockholders
Basic	$0.05	$(0.32)	$0.11	$(1.16)
Diluted	$0.05	$(0.32)	$0.10	$(1.16)
Weighted average number of common shares
Basic	24,285	7,912	16,458	7,703
Diluted	25,480	7,912	17,374	7,703

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED - IN THOUSANDS)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Net income (loss)	$1,724	$(1,607)	$3,996	$(3,899)
Other comprehensive income (loss), before taxes:
Foreign currency translation adjustments	7,462	(6,555)	(2,945)	(12,591)
Income tax (expense) benefit related to other comprehensive income (loss)	(2,612)	2,294	1,031	4,407

Other comprehensive income (loss)	4,850	(4,261)	(1,914)	(8,184)

Comprehensive income (loss)	$6,574	$(5,868)	$2,082	$(12,083)

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,
	2001	2000

Cash flows from operating activities:
Net income (loss)	$3,996	(3,899)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	2,126	1,478
Depreciation and amortization	19,190	9,866
Amortization of discount on debt	236	184
Equity in earnings of unconsolidated affiliates	(4,134)	(487)
Minority interest in income of consolidated subsidiaries	5,175	1,179
Amortization of deferred compensation	95	—
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(3,667)	(2,972)
Other receivables	2,032	(1,499)
Inventories of supplies, prepaids and other current assets	(454)	(2,053)
Accounts payable and accrued expenses	(1,740)	3,316
Other long-term liabilities	(332)	713

Net cash provided by operating activities	22,523	5,826

Cash flows from investing activities:
Purchases of new businesses, net of cash received	(26,132)	(72,139)
Purchases of property and equipment	(15,706)	(12,241)
Sales of property	—	17,379
Increase in deposits	(826)	(3,704)
Increase in long-term note receivable	—
Cash released from escrow	1,664	11,436

Net cash used in investing activities	(41,000)	(59,269)

Cash flows from financing activities:
Proceeds from long-term debt	42,056	60,374
Payments on long-term debt	(108,949)	(24,210)
Proceeds from issuances of common stock	131,465	5,747
Payments to repurchase common stock	(104)	—
Proceeds from issuance of preferred stock	—	18,743
Payments to redeem preferred stock and dividends	(33,878)	(5,235)
Distributions on investments in affiliates	(6)	1,066

Net cash provided by financing activities	30,584	56,485

Effect of exchange rate changes on cash	14	(336)

Net increase in cash and cash equivalents	12,121	2,706
Cash and cash equivalents at beginning of period	3,451	3,716

Cash and cash equivalents at end of period	$15,572	6,422

Supplemental information:
Interest paid	15,702	6,128
Non-cash transactions:
Debt issued for purchases of new businesses	—	54,012
Sale of common stock for notes receivable from employees, net	315	1,076
Common stock issued for purchases of new businesses	48,301	—
Conversion of Series C convertible preferred stock to common stock	20,341	—
Accrued dividends on preferred stock	1,510	5,018
Conversion of Series B redeemable preferred stock to Class A common	—	70
Assets acquired under capital lease obligations	562	18,128
Conversion of subordinated notes to Series D preferred stock	20,000	—
Conversion of subordinated note to common stock	3,287	—

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)        Basis of Presentation

United Surgical Partners International, Inc. and subsidiaries (USPI or the Company), a Delaware company, was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Western Europe.  At September 30, 2001, USPI, headquartered in Dallas, Texas, operated thirty-five surgical facilities in the United States.  Of these thirty-five facilities, USPI consolidates the results of seventeen, owns a minority equity interest in sixteen, which are accounted for under the equity method, and holds no ownership interest in the remaining two centers, which are operated by USPI under management contracts.  In addition, United Surgical Partners Europe, S.L. (USPE), a company incorporated in Spain and wholly-owned by USPI, managed and owned a majority interest in six private surgical hospitals, two surgery centers, and one diagnostic facility in Spain at September 30, 2001.  Global Healthcare Partners Limited (Global), a company incorporated in England and majority-owned by USPI, managed two wholly-owned private surgical hospitals in the United Kingdom at September 30, 2001.

USPI is subject to changes in government legislation that could impact Medicare, Medicaid, and foreign government reimbursement levels and is also subject to increased levels of managed care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.

USPI maintains its books and records on the accrual basis of accounting, and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  The accompanying consolidated financial statements and notes should be read in conjunction with the Company's Form 8-A which incorporates by reference the Company's Registration Statement on Form S-1.  In addition, the accompanying financial statements reflect the consolidated results of Day-Op Center of Long Island, Inc., which was not consolidated in the Company's previously published consolidated financial statements for the periods from January 1, 2000 through June 30, 2001.  On September 27, 2001, the Company filed a Form 8-K reflecting the restatement of its consolidated results for periods from January 1, 2000 through June 30, 2001 upon receiving a communication from the Securities and Exchange Commission indicating that, based on the facts and circumstances presented by the Company, Day-Op Center of Long Island, Inc. must be consolidated pursuant to an interpretation of EITF 97-2.

It is management's opinion that the accompanying consolidated financial statements reflect all adjustments (which are normal recurring adjustments) necessary for a fair presentation of the results for the interim period and the comparable period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

(2)        Acquisitions

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

During July 2001, the Company invested additional cash in THVG/HealthFirst, L.L.C. (THVG 2), one of the Company's two joint ventures with the Baylor Health System.  Effective July 1, 2001 THVG 2 acquired a 58.05% interest in an outpatient surgery center in Fort Worth, Texas, for approximately $14.0 million in cash.  In accordance with SFAS 142 (note 8), the goodwill related to this acquisition is not being amortized.  THVG 2 had previously held no ownership but had operated the Fort Worth surgery center under a management contract.  The Company consolidates the financial results of THVG 2.

Following are the unaudited pro forma results for the nine months ended September 30, 2001 and 2000 as if the acquisitions of OrthoLink and the surgery center in Fort Worth occurred on January 1, 2000 (in thousands, except per share amounts):

	Nine months ended September 30,
	2001	2000

Net operating revenues	$182,329	$129,370
Net income (loss)	5,234	(1,633)
Net income (loss) attributable to common stockholders	2,983	(6,651)
Basic earnings (loss) per share	0.18	(0.60)
Diluted earnings (loss) per share	0.17	(0.60)

(3)        Initial Public Offering of Common Stock

In June 2001, the Company received, after offering costs of $14.2 million, net proceeds of $130.7 million from an initial public offering (IPO) of 10,350,000 shares of its common stock, which included 1,350,000 shares attributable to the underwriters’ exercise of their over-allotment option.  Net proceeds of the offering were used to redeem $33.7 million of redeemable preferred stock, including accrued dividends, and to repay $91.3 million of bank indebtedness.  The remaining $5.7 million, together with borrowings under the Company’s U.S. credit agreement, was used to acquire the controlling interest in the surgery center in Fort Worth.

(4)        Long-term Debt

The Company used a portion of the proceeds of its IPO to repay all amounts outstanding under the Company's credit agreements with commercial lenders in the United States.  Concurrent with these repayments, the existing agreements were terminated and the Company reached an agreement with another group of lenders, providing the Company with the ability to borrow up to $55 million at variable interest rates tied to Prime and LIBOR, based on the Company's existing debt levels.  The new credit agreement matures June 13, 2004; interest is due at intervals ranging from one to six months from the date amounts are drawn under the agreement.  At September 30, 2001, $14.8 million was outstanding under the agreement at an average interest rate of 6.99%.

Baylor Health Services, which held a convertible subordinated note in the amount of approximately $3.3 million, converted the note to 313,069 shares of the Company's common stock immediately prior to the completion of the IPO.  The Company's primary private investors waived their right to the mandatory prepayment of subordinated notes upon completion of an IPO, instead exchanging $20 million of 7% Senior Subordinated Notes for preferred stock (note 5).

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

(6)        Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of convertible preferred stock, convertible debt, and outstanding options and warrants, except where such effect would be antidilutive.  Net income or loss attributable to common stockholders and net income or loss per common share include preferred stock dividends for purposes of this computation.  The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2001 and 2000 (in thousands, except per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2001		2000		2001		2000
Net income (loss) attributable to common shareholders	$1,221		$(2,543)		$1,745		$(8,917)
Weighted average common shares outstanding	24,285		7,912		16,458		7,703
Effect of dilutive securities:
Stock options	914		(A	)	640		(A	)
Warrants	281		(A	)	276		(A	)
Convertible subordinated debt	(B	)	(A	)	(A	)	(A	)
Series C convertible preferred stock	(B	)	(A	)	(A	)	(A	)
Shares used for diluted earnings (loss) per share	25,480		7,912		17,374		7,703

Basic earnings (loss) per share	$0.05		$(0.32)		$0.11		$(1.16)
Diluted earnings (loss) per share	$0.05		$(0.32)		$0.10		$(1.16)

(A)      No incremental shares are included because the effect would be antidilutive.

(B)       Securities were settled for cash or stock during the quarter ended June 30, 2001.

The potential common stock amounts listed below represent securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented:

	Three months ended September 30, 2000	Nine months ended September 30, 2000
Stock options	3,008,300	3,008,300
Warrants	300,000	300,000
Convertible subordinated debt	313,069	313,069
Series C convertible preferred stock	1,848,214	1,848,214

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

		Western Europe
Three months ended September 30, 2001 (unaudited)	U.S.	Spain	United Kingdom	Western Europe Total	Total
Net patient service revenue	$27,440	$14,799	$9,590	$24,389	$51,829
Other revenue	8,498	456	-	456	8,954
Total revenues	$35,938	$15,255	$9,590	$24,845	$60,783
Depreciation and amortization	$4,088	$2,228	$923	$3,151	$7,239
Operating income (loss)	7,691	(1,965)	1,402	(563)	7,128
Net interest expense	(1,811)	(681)	(687)	(1,368)	(3,179)
Total assets	319,732	117,142	59,657	176,799	496,531
Capital expenditures	2,894	417	1,366	1,783	4,677
Three months ended September 30, 2000 (unaudited)
Net patient service revenue	$13,368	$13,226	$8,497	$21,723	$35,091
Other revenue	754	338	-	338	1,092
Total revenues	$14,122	$13,564	$8,497	$22,061	$36,183
Depreciation and amortization	$1,474	$1,496	$835	$2,331	$3,805
Operating income (loss)	1,594	(879)	1,135	256	1,850
Net interest income (expense)	(2,216)	552	(972)	(420)	(2,636)
Total assets	113,398	88,472	90,885	179,357	292,755
Capital expenditures	2,771	12,218	631	12,849	15,620
Nine months ended September 30, 2001 (unaudited)
Net patient service revenue	$69,817	$51,479	$28,817	$80,296	$150,113
Other revenue	23,055	1,347	-	1,347	24,402
Total revenues	$92,872	$52,826	$28,817	$81,643	$174,515
Depreciation and amortization	$10,536	$6,046	$2,608	$8,654	$19,190
Operating income	17,962	651	4,883	5,534	23,496
Net interest expense	(8,441)	(2,191)	(2,406)	(4,597)	(13,038)
Total assets	319,732	117,142	59,657	176,799	496,531
Capital expenditures	8,353	2,015	5,900	7,915	16,268
Nine months ended September 30, 2000 (unaudited)
Net patient service revenue	$36,364	$40,998	$17,213	$58,211	$94,575
Other revenue	2,326	1,031	-	1,031	3,357
Total revenues	$38,690	$42,029	$17,213	$59,242	$97,932
Depreciation and amortization	$3,872	$4,333	$1,661	$5,994	$9,866
Operating income	3,568	412	2,597	3,009	6,577
Net interest expense	(5,320)	(719)	(1,926)	(2,645)	(7,965)
Total assets	113,398	88,472	90,885	179,357	292,755
Capital expenditures	5,340	23,813	1,216	25,029	30,369

 (8)       New Accounting Pronouncements

On July 20, 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS 142).  Under SFAS 141, all business combinations initiated after June 30, 2001 will be accounted for using the purchase method of accounting; the use of the pooling-of-interests method of accounting will be prohibited.  The adoption of this standard is not expected to have a material effect on the Company's financial position or future results of operations.

SFAS 142 eliminates the amortization of goodwill.  Under SFAS 142, the carrying amount of goodwill should be tested for impairment at least annually at the reporting unit level, as defined, and will be reduced only if it is found to be impaired or is associated with assets sold or otherwise disposed of.  SFAS 142 is effective for fiscal years beginning after December 15, 2001 except that SFAS 142 requires the cessation of goodwill amortization resulting from acquisitions consummated subsequent to June 30, 2001.  The table below shows the Company’s net income (loss) for the quarters ended September 30, 2001 and 2000 on a pro forma basis as if the cessation of goodwill amortization required by the new standard had occurred July 1, 2000 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net income (loss) attributable to common shareholders, as reported	$1,221	$(2,543)	$1,745	$(8,917)
Goodwill amortization, net of applicable income tax benefits	1,309	926	3,763	2,562
Pro forma net income (loss) attributable to common shareholders	$2,530	$(1,617)	$5,508	$(6,355)

Diluted earnings (loss) per share, as reported	$0.05	$(0.32)	$0.10	$(1.16)
Goodwill amortization, net of applicable income tax benefits	0.05	0.12	0.22	0.33
Pro forma diluted earnings (loss) per share	$0.10	$(0.20)	$0.32	$(0.83)

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143).  SFAS 143 applies to legal obligations associated with the retirement of tangible, long-lived assets.  SFAS 143 requires that all entities recognized the estimated fair value of an asset retirement obligation as a liability in the period in which it is incurred, if a reasonable estimate of fair value can be made.  SFAS 143 also requires that all entities capitalized the associated asset retirement costs as part of the carrying amount of the long-lived asset.  The Company must adopt SFAS 143 as of January 1, 2003.  The Company does not believe that this standard will have a material effect on the Company's future financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  SFAS 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and amends the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.  The Company must adopt SFAS 144 as of January 1, 2002.  The following highlights the major changes:

•           Assets to be held and used -- no longer required to allocate goodwill to the assets.

•           Assets to disposed of by abandonment -- requires the revision of the depreciable life of the assets.

•           Assets to be disposed of either by exchange for similar productive assets or distribution to owners in a spinoff -- requires the recognition of an impairment loss if the carrying amounts of the assets exceed their fair value.

•           Assets to be disposed of by sale -- requires the remeasurement of the assets at either the carrying amount or the fair value, whichever is lower, with no further depreciation or amortization of the assets.

•           Discontinued operations -- excludes future operating losses until realized; now includes discontinued "components of an entity," which has a broader definition than a segment.

This standard may have a material effect on the Company's future financial position or results of operations.

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

Overview

             The Company operates surgery centers and private surgical hospitals in the United States and Western Europe.  As of September 30, 2001, the Company had ownership in 32 surgery centers and one private surgical hospital and managed two additional surgery centers in the United States.  Also, in the United States, the Company owns interests in and will operate three surgery centers and one private surgical hospital that are currently under construction.  In Western Europe, the Company owns and operates six private surgical hospitals, two surgery centers and one diagnostic facility in Spain and owns and operates two private surgical hospitals in the United Kingdom.  Additionally, the Company is currently developing a cancer center in the United Kingdom.

             During July 2001, the Company acquired a controlling interest in an outpatient surgery center in Fort Worth, Texas, for approximately $14.0 million in cash. The Company previously had held no ownership but had operated the surgery center under a management contract.

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

Sources of Revenue

Revenues include:

•            net patient services revenues for the facilities that are consolidated for financial reporting purposes, which are typically those in which the Company has ownership interests of greater than 50%, and

•            management and administrative service fees earned from, and the Company’s share of net income of, the non-consolidated facilities that are accounted for under the equity method of accounting. These amounts are included in revenues as these operations are central to the Company’s business strategy.

For the three months ended September 30, 2001 net revenue from patient services represented approximately 85% of the Company's total revenues as compared to 97% for the same period in 2000, and management and administrative service fees from, and the Company's share of net income of, the non-consolidated facilities accounted for under the equity method together with other income represented approximately 15% and 3% of the Company's total revenues for the three months ended September 30, 2001 and 2000, respectively.  For the nine months ended September 30, net revenue from patient services represented approximately 86% of the Company's total revenues in 2001 as compared to 97% for the same period in 2000, and management and administrative service fees from, and the Company's share of net income of, the non-consolidated facilities accounted for under the equity method together with other income represented approximately 14% and 3% of the Company's total revenues for the nine months ended September 30, 2001 and 2000, respectively.

For the three months ended September 30, 2001, approximately 59% of the Company's revenues were generated from operations in the United States and 41% from Western Europe.  For the nine months ended September 30, 2001, approximately 53% of the Company's revenues were generated from operations in the United States and 47% from Western Europe.  For the three and nine months ended September 30, 2000, respectively, these percentages were 39% and 40% for the United States, 61% and 60% for Western Europe.

Results of Operations

             The following table summarizes certain statements of operations items expressed as a percentage of revenues for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2001	2000	2001	2000
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	76.4	84.4	75.5	83.2
EBITDA	23.6	15.6	24.5	16.8
Minority interests in income of consolidated entities	3.2	0.7	3.0	1.2
EBITDA less minority interest	20.4	14.9	21.5	15.6
Depreciation and amortization	11.9	10.5	11.0	10.1
Interest and other expense, net	5.3	8.9	7.5	8.8
Income (loss) before income taxes	3.2	(4.5)	3.0	(3.3)
Income tax benefit (expense)	(0.3)	0.1	(0.7)	(0.6)
Net income (loss)	2.9	(4.4)	2.3	(3.9)

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

             Revenues increased by $24.6 million, or 68% to $60.8 million for the three months ended September 30, 2001 from $36.2 million for the three months ended September 30, 2000.  Of this increase in revenues, $17.5 million was contributed by facilities acquired since September 30, 2000, of which $14.1 million was contributed by OrthoLink.  The exchange rate of the European currencies to the U.S. dollar was lower in the three months ended September 30, 2001 as compared to the same period in the prior year, resulting in a negative impact of $0.5 million on year over year revenues for the facilities in Western Europe that were owned in both 2001 and 2000 (“same store” facilities).  Absent this foreign exchange impact, same store facilities in Western Europe contributed $2.3 million more to consolidated revenue in the three months ended September 30, 2001 as compared to the same period in 2000.  The remaining increase in revenues was contributed by same store U.S. facilities, which performed approximately 21.1% more cases in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

             Operating expenses, excluding depreciation and amortization, increased by $15.9 million, or 52%, to $46.4 million for the three months ended September 30, 2001 from $30.5 million for the three months ended September 30, 2000.  Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 76.4% for the three months ended September 30, 2001 from 84.4% for the three months ended September 30, 2000, primarily as a result of improved economies of scale as the Company expanded.

             EBITDA less minority interest increased $7.0 million, or 128%, to $12.4 million for the three months ended September 30, 2001 from $5.4 million for the three months ended September 30, 2000.  Of this increase in EBITDA less minority interest, $5.9 million was contributed by facilities acquired since September 30, 2000.  EBITDA less minority interest, as a percentage of revenues, increased to 20.4% for the three months ended September 30, 2001 from 14.9% for the three months ended September 30, 2000, primarily as a result of leveraging our operational management and corporate overhead expenses over the increased revenue.

             Depreciation and amortization increased $3.4 million, or 90%, to $7.2 million for the three months ended September 30, 2001 from $3.8 million for the three months ended September 30, 2000 as a result of amortization of the goodwill and other intangibles and depreciation of the additional property and equipment associated with the acquisitions completed since September 30, 2000.  Depreciation and amortization, as a percentage of revenues, increased to 11.9% for the three months ended September 30, 2001 from 10.5% for the three months ended September 30, 2000.

             Interest expense, net of interest income, increased 21% to $3.2 million for the three months ended September 30, 2001 from $2.6 million for the three months ended September 30, 2000 as a result of additional borrowings to finance acquisitions.

             Provision for income taxes was $0.2 million for the three months ended September 30, 2001 compared to a benefit of less than $0.1 million for the three months ended September 30, 2000.  The U.S. operations continue to have no federal tax provision as existing net operating loss carryforwards (“NOLs”) are utilized to offset current taxable income.  The Company expects to utilize substantially all of its remaining U.S. NOLs during 2001.  Subsequently, the Company’s overall effective tax rate is expected to increase to a rate closer to statutory tax rates.  The Company’s tax provision moved from a benefit of 1.8% of pretax income to a provision of 11.0% of pretax income primarily as a result of improved profitability in the United Kingdom, where there are no NOLs available to offset current income.

             Net income was $1.7 million for the three months ended September 30, 2001 compared to a net loss of $1.6 million for the three months ended September 30, 2000.  This $3.3 million improvement primarily results from the increased revenues and improved economies of scale related to expenses discussed above.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

             Revenues increased by $76.6 million, or 78% to $174.5 million for the nine months ended September 30, 2001 from $97.9 million for the nine months ended September 30, 2000.  Of this increase in revenues, $40.7 million was contributed by facilities acquired since September 30, 2000, of which $34.7 million was contributed by OrthoLink.  An additional $10.2 million was attributable to revenue generated in the first quarter of fiscal 2001 by the two hospitals in the United Kingdom.  These hospitals were acquired on April 6, 2000, subsequent to the end of the comparable first quarter of fiscal 2000.  The exchange rate of the European currencies to the U.S. dollar was lower in the nine months ended September 30, 2001 as compared to the same period in the prior year, resulting in a negative impact of $2.7 million on year over year revenues for the facilities in Western Europe that were owned in both 2001 and 2000 (“same store” facilities).  Absent this foreign exchange impact, same store facilities in Western Europe contributed $7.2 million more to consolidated revenue in the nine months ended September 30, 2001 as compared to the same period in 2000.  The remaining increase in revenues was contributed by same store U.S. facilities, which performed approximately 16% more cases in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

             Operating expenses, excluding depreciation and amortization, increased by $50.3 million, or 62%, to $131.8 million for the nine months ended September 30, 2001 from $81.5 million for the nine months ended September 30, 2000.  Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 75.5% for the nine months ended September 30, 2001 from 83.2% for the nine months ended September 30, 2000, primarily as a result of improved economies of scale as the Company expanded.

             EBITDA less minority interest increased $22.2 million, or 146%, to $37.5 million for the nine months ended September 30, 2001 from $15.3 million for the nine months ended September 30, 2000.  Of this increase in EBITDA less minority interest, $14.1 million was contributed by facilities acquired since September 30, 2000.  EBITDA less minority interest, as a percentage of revenues, increased to 21.5% for the nine months ended September 30, 2001 from 15.6% for the nine months ended September 30, 2000, primarily as a result of leveraging our operational management and corporate overhead expenses over the increased revenue.

             Depreciation and amortization increased $9.3 million, or 95%, to $19.2 million for the nine months ended September 30, 2001 from $9.9 million for the nine months ended September 30, 2000 as a result of amortization of the goodwill and other intangibles and depreciation of the additional property and equipment associated with the acquisitions completed during 2000 and the first nine months of 2001.  Depreciation and amortization, as a percentage of revenues, increased to 11.0% for the nine months ended September 30, 2001 from 10.1% for the nine months ended September 30, 2000.

             Interest expense, net of interest income, increased 64% to $13.0 million for the nine months ended September 30, 2001 from $8.0 million for the nine months ended September 30, 2000 as a result of additional borrowings to finance acquisitions.

             Provision for income taxes was $1.2 million for the nine months ended September 30, 2001 and $0.6 million for the nine months ended September 30, 2000.  The Company’s results for the nine months ended September 30, 2001 include a full nine months of results of its United Kingdom subsidiaries, which were acquired in April 2000.  The Company’s United Kingdom operations have a higher effective tax rate than the U.S. operations because of NOLs utilized to offset current U.S. taxable income.

             Net income was $4.0 million for the nine months ended September 30, 2001 compared to a net loss of $3.9 million for the nine months ended September 30, 2000.  This $7.9 million improvement primarily results from the increased revenues and improved economies of scale related to expenses discussed above.

Liquidity and Capital Resources

             On June 13, 2001, the Company received net proceeds of $130.7 million from an initial public offering of 10,350,000 shares of its common stock, which included 1,350,000 shares attributable to the underwriters’ exercise of their over-allotment option.  Net proceeds of the offering were used to redeem $33.7 million of redeemable preferred stock and repay $91.3 million of bank indebtedness.  The remaining $5.7 million, together with borrowings under the Company’s U.S. credit agreement, was used during the third quarter of 2001 to acquire the controlling interest in the surgery center in Fort Worth.  Working capital was $19.7 million at September 30, 2001.  During the nine months ended September 30, 2001, the Company generated $22.5 million of cash flows from operations as compared to $5.8 million during the nine months ended September 30, 2000.

             During the nine months ended September 30, 2001, the Company’s net cash required for investing activities was $41.0 million, consisting of $26.1 million for the purchase of businesses, $15.7 million for the purchase of property and equipment, and net inflows from other investing activities of $0.8 million.  The $26.1 million primarily represents purchases of new businesses, net of cash acquired, and incremental investments in unconsolidated affiliates.  Most of these transactions are individually insignificant; the most significant amount is the $14.0 million paid for the surgery center in Fort Worth.  Approximately $3.8 million of the property and equipment purchases related to ongoing development projects.  The $41.0 million of cash required for investing activities was funded primarily with the cash flows from operations noted above and net borrowings under credit agreements with banks.  Net cash provided during the nine months ended September 30, 2001 by financing activities totaled $30.6 million.

             In connection with the initial public offering of common stock, the Company repaid all borrowings under its existing credit agreements in the United States and entered into a new credit agreement with a group of commercial lenders providing the Company with the ability to borrow up to $55 million to be used for acquisitions and general corporate purposes.  Borrowings under this agreement bear interest at variable rates tied to Prime and LIBOR and mature on June 13, 2004.  At September 30, 2001, approximately $14.8 million was outstanding under this agreement.

             Additionally, the Company has credit agreements with commercial lenders in each of the two countries in Western Europe in which it operates.  In Spain, the credit agreement provides for borrowings of up to 100 million Euros (approximately $90.1 million as of September 30, 2001) with borrowing availability calculated quarterly based on trailing EBITDA, including historical EBITDA of acquired entities. Borrowings under this agreement may be used for acquisitions of healthcare facilities in Spain or Portugal and working capital purposes, bear interest at rates ranging from 0.75% to 2.25% over Euribor and mature on December 31, 2007.  At September 30, 2001, approximately $24.9 million was outstanding under this agreement, and approximately $4.7 million was available for borrowing. The credit agreement in the United Kingdom provides for total borrowings of £42.0 million (approximately $61.7 million as of September 30, 2001) under three separate facilities.  At September 30, 2001, total outstanding borrowings under this term facility were approximately $36.3 million and approximately $18.1 million was available for borrowings. The credit agreement specifies that of this available amount, $10.3 million be used not later than September 30, 2003 to retire demand notes payable to the former owners of the Company's two hospitals in the United Kingdom.  Borrowings under this agreement bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. The Company  pledged the capital stock of its U.K. subsidiaries to secure borrowings under this agreement.  The Company was in compliance with all covenants under its credit agreements as of September 30, 2001.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

             From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, cash flows or financial condition.

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

The Company filed a report on Form 8-K, dated September 27, 2001, to report restated financial statements arising from the receipt of a communication from the Securities and Exchange Commission, indicating that, based on the facts and circumstances presented by the Company, Day-Op Center of Long Island, Inc. must be consolidated pursuant to an interpretation of EITF 97-2.

The Company filed a report on Form 8-K, dated September 28, 2001, to furnish, pursuant to Regulation FD, a copy of materials dated September 28, 2001 prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

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
Date: November 14, 2001

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