Form 10-K405
period 2001-12-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2002-03-21
CIK 1101723

Use these links to rapidly review the document
UNITED SURGICAL PARTNERS INTERNATIONAL, INC. 2001 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission file No. 000-32837

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	75-2749762
(State of Incorporation)	(I.R.S. Employer Identification No.)
15305 Dallas Parkway, Suite 1600	75001
Addison, Texas	(Zip Code)
(Address of principal executive offices)

(972) 713-3500
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The Nasdaq Stock Market
Rights to Purchase Series A Junior Participating Preferred Stock, par value $.01 per share	The Nasdaq Stock Market

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts I, II, III, and IV of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of outstanding Common Stock held by non-affiliates of the Registrant, as of March 15, 2002	$305,104,306
Number of shares of Common Stock outstanding as of March 15, 2002		24,173,776

Documents Incorporated by Reference

        Part III—Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held May 15, 2002.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

2001 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I
	Item 1.	Business
	Item 2.	Properties
	Item 3.	Legal Proceedings
	Item 4.	Submission of Matters to a Vote of Security Holders
PART II
	Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
	Item 6.	Selected Consolidated Financial Data
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
	Item 8.	Financial Statements and Supplementary Data
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
	Item 10.	Directors and Executive Officers of the Registrant
	Item 11.	Executive Compensation
	Item 12.	Security Ownership of Certain Beneficial Owners and Management
	Item 13.	Certain Relationships and Related Transactions
PART IV
	Item 14.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K
Note:
The responses to Items 10 through 13 will be included in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held May 15, 2002. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

FORWARD LOOKING STATEMENTS

        Certain statements contained in this Annual Report on Form 10-K, and the documents incorporated herein by reference, including, without limitation, statements containing the words "believes", "anticipates", "expects", "continues", "will", "may", "should", "estimates", "intends", "plans" and similar expressions, and statements regarding the Company's business strategy and plans, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified personnel, including physicians, nurses and other health care professionals; our significant indebtedness; the availability of suitable acquisition opportunities and the length of time it takes to accomplish acquisitions; our ability to integrate new businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks and uncertainties discussed in this Annual Report on Form 10-K and the documents incorporated herein by reference. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

PART I

Item 1. Business

A. General

        United Surgical Partners International, Inc. (together with its subsidiaries, "we", the "Company" or "USPI") owns and operates short stay surgical facilities including surgery centers and private surgical hospitals in the United States, Spain and the United Kingdom. We focus on providing high quality surgical facilities that meet the needs of patients, physicians and payors better than hospital-based and other outpatient surgical facilities. We believe that our facilities (1) enhance the quality of care and the healthcare experience of patients, (2) offer significant administrative, clinical and economic benefits to physicians and (3) offer an efficient and low cost alternative to payors. We acquire and develop our facilities through the formation of strategic relationships with physicians and healthcare systems to better access and serve the communities in our markets. Our operating model is efficient, scalable and portable and we have adapted it to each of our national markets. We believe that our acquisition and development strategy and operating model enable us to continue to grow by taking advantage of highly-fragmented markets and an increasing demand for short stay surgery.

        Since physicians provide and influence the direction of healthcare worldwide, we have developed our operating model to encourage physicians to affiliate with us and to use our facilities. We operate our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols with the goal of increasing physician productivity. We believe that our focus on physician satisfaction, combined with providing high quality healthcare in a friendly and convenient environment for patients, will continue to increase the number of procedures performed at our facilities each year.

        Donald E. Steen, our chairman and chief executive officer, and Welsh, Carson, Anderson & Stowe formed USPI in February 1998. At December 31, 2001, the Company owned or operated 49 surgical facilitites in the United States, Spain and the United Kingdom. We have ownership interests in 35 surgery centers and one private surgical hospital and manage or operate through consulting agreements three additional surgery centers in the United States. Also in the United States, we own interests in and will operate three surgery centers and one private surgical hospital that are currently under construction. In Spain, we own and operate six private surgical hospitals, two surgery centers and a diagnostic facility. Subsequent to December 31, 2001, we acquired an additional surgical hospital in Spain. In the United Kingdom, we own and operate two private surgical hospitals and are developing a cancer treatment center. Our revenues for 2001 were $244.4 million, up 77% from $138.4 million for 2000.

Industry Background

        We believe many physicians prefer surgery centers and private surgical hospitals to general acute care hospitals. We believe that this is due to the elective nature of the procedures performed at our surgery centers and private surgical hospitals, which allows physicians to schedule their time more efficiently and therefore increase the number of surgeries they can perform in a given amount of time. In addition, these facilities usually provide physicians with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases. While surgery centers and private surgical hospitals generally perform scheduled surgeries, private acute care hospitals and national health service facilities generally provide a broad range of services, including high priority and emergency procedures. Medical emergencies often demand the unplanned use of operating rooms and result in the postponement or delay of scheduled surgeries, disrupting physicians' practices and inconveniencing patients. Surgery centers and private surgical hospitals in the United States, Spain and the United Kingdom are designed to improve physician work environments and improve physician efficiency. In addition, many physicians choose to perform surgery in facilities like ours because their patients prefer the comfort of a less institutional atmosphere and the convenience of simplified admissions and discharge procedures.

  United States

        According to SMG Marketing Group Inc.'s Freestanding Outpatient Surgery Center Directory, the number of outpatient surgery cases performed in freestanding surgery centers increased 191% from 2.3 million in 1990 to 6.7 million in 2000. Outpatient surgical procedures represented approximately 15% of all surgical procedures performed in the United States in 1980 compared to approximately 70% in 2000. New surgical techniques and technology, as well as advances in anesthesia, have significantly expanded the types of surgical procedures that are being performed in surgery centers and have helped drive the growth in outpatient surgery. Lasers, arthroscopy, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with many surgical procedures. Improved anesthesia has shortened recovery time by minimizing post-operative side effects such as nausea and drowsiness, thereby avoiding the need for overnight hospitalization in many cases. In addition, some states in the United States now permit surgery centers to keep a patient for up to 23 hours. This allows more complex surgeries, previously only performed in an inpatient setting, to be performed in a surgery center.

        In addition to these technological and other clinical advancements, a changing payor environment has contributed to the rapid growth in outpatient surgery in recent years. Government programs, private insurance companies, managed care organizations and self-insured employers have implemented cost containment measures to limit increases in healthcare expenditures, including procedure reimbursement. These cost containment measures have greatly contributed to the significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective alternate sites, including surgery centers. We believe that surgery performed at a surgery center is generally less expensive than hospital-based outpatient surgery because of lower facility development costs, more efficient staffing and space utilization and a specialized operating environment focused on cost containment.

        Today, large healthcare systems in the United States generally offer both inpatient and outpatient surgery on site. In addition, a number of not for profit healthcare systems have begun to expand their portfolios of facilities and services by entering into strategic relationships with specialty operators of surgery centers. These strategic relationships enable not for profit healthcare systems to offer patients, physicians and payors the cost advantages, convenience and other benefits of outpatient surgery in a freestanding facility. Further, these relationships allow the not for profit healthcare systems to focus their attention and resources on their core business without the challenge of acquiring, developing and operating these facilities. According to SMG Marketing Group, as of June 30, 2000, there were 3,191 freestanding surgery centers in the United States, of which 3% were owned by healthcare systems and 27% were owned by corporate entities. The remaining 70% were independently owned, primarily by physicians.

  Western Europe

        Most countries in Western Europe provide their populations with some level of government funded healthcare. Despite the success of these public programs, the practical limitations of these systems have resulted in delays or rationing of elective surgeries and certain other procedures. In many of these countries, funding and capacity constraints of public healthcare systems have created an opportunity for private healthcare systems to develop.

        While Spain's national health service covers substantially all of the country's population, a private healthcare industry has emerged that currently serves the 17.2% of Spain's population that maintains private insurance and another growing portion of the population that pays for elective procedures from personal funds. Total healthcare expenditures in Spain grew from 5.9% of gross domestic product, or GDP, in 1997 to 7.6% in 1998. In addition, Spain's GDP and wages have experienced compound annual growth of 1.9% and 2.6%, respectively, from 1975 to 1998. We believe that these increases support our view that the number of privately insured citizens, the amount of private healthcare expenditures and the resulting demand for private networks such as ours will continue to grow. We also believe that the growth in Spain's private healthcare industry has been driven in large part by an increase in the number of employers offering private insurance as a benefit to their employees. Like their U.S. counterparts, private insurance companies in Spain typically offer comprehensive health coverage. Since only 57 of the 347 private surgical hospitals in Spain are owned by multi-facility systems, we believe an opportunity exists to build a private hospital network that will enable us to negotiate more effectively with the country's large health insurance companies. Our facilities also supplement the national health service as public hospitals periodically refer overload cases to our facilities.

        We are able to accept or reject these cases based on the available capacity of our facilities and the profitability of the cases. As of December 31, 2001, we derived approximately 69% of our revenues in Spain from private insurance, approximately 23% from private pay and approximately 8% from government payors.

        The United Kingdom also provides government funded healthcare to all of its residents through a national health service. It, however, is also subject to funding and capacity limitations. Since the demand for healthcare services exceeds the public system's capacity, U.K. residents may encounter waiting lists for elective surgery of up to 18 months as well as delays in obtaining cancer biopsies and other diagnostic procedures. The World Health Organization reports that 25,000 people die unnecessarily of cancer in Britain each year due to underfinanced and poorly managed cancer programs. In response to these shortfalls, private healthcare networks and private insurance companies have developed in the United Kingdom. Approximately 11% of the U.K. population has private insurance to cover elective surgical procedures, and another rapidly growing segment of the population pays for elective procedures from personal funds. As of December 31, 2001, in the United Kingdom, we derived approximately 69% of our revenues from private insurance, approximately 23% from private pay patients, approximately 6% from government payors and approximately 2% from other payors.

Our Business Strategy

        Our goal is to steadily increase our revenues and cash flows by becoming a leading operator of surgery centers and private surgical hospitals in the United States and selected nations in Western Europe. The key elements of our business strategy are to:

  •
  attract and retain top quality surgeons and other physicians;

  •
  grow through selective acquisitions and development of surgery centers and private surgical hospitals;

  •
  pursue strategic relationships with healthcare systems;

  •
  expand selectively in Western Europe; and

  •
  enhance operating efficiencies.

  Attract and retain top quality surgeons and other physicians

        Since physicians provide and influence the direction of healthcare worldwide, we have developed our operating model to encourage physicians to affiliate with us and to use our facilities. We believe we attract physicians because we design our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols to increase physician productivity and promote their professional and financial success. We believe this focus on physicians, combined with providing high quality healthcare in a friendly and convenient environment for patients, will continue to increase case volumes at our facilities. In addition, in the United States, we generally offer physicians the opportunity to purchase equity interests in the facilities they use. We believe this opportunity attracts quality physicians to our facilities and ownership increases the physicians' involvement in facility operations, enhancing quality of patient care, increasing productivity and reducing costs. In addition, we believe our recent acquisition of OrthoLink Physicians Corporation (OrthoLink) will strengthen our ability to attract leading physicians in the profitable field of orthopedics.

  Grow through selective acquisitions and development

        We intend to continue to enter targeted markets by acquiring and developing surgical facilities. In the United States, we expect to do this primarily in conjunction with a local healthcare system or hospital. We typically target the acquisition or development of multi-specialty centers that perform high volume, non-emergency, lower risk procedures requiring lower capital and operating costs than hospitals. In addition, we will also consider the acquisition of multi-facility companies.

        In determining whether to enter a new market, we examine numerous criteria, including:

  •
  the potential to achieve strong increases in revenues and cash flows;

  •
  whether the physicians, healthcare systems and payors in the market are receptive to surgery centers;

  •
  the size of the market;

  •
  the number of surgical facilities in the market;

  •
  the number and nature of outpatient surgical procedures performed in the market;

  •
  the case mix of the facilities to be acquired;

  •
  whether the facility is well-positioned to negotiate agreements with insurers, other payors and suppliers; and

  •
  licensing and other regulatory considerations.

        Upon identifying a target facility, we conduct financial, legal, engineering, operational, technology and systems audits of the facility and conduct interviews with the facility's management, affiliated physicians and staff. Once we acquire or develop a facility, we focus on upgrading systems and protocols, including implementing USPI's EDGE, proprietary defined processes and information systems, to increase case volume and improve operating efficiencies.

  Pursue strategic relationships with healthcare systems

        Through strategic relationships with us, healthcare systems can benefit from our operating expertise and create a new cash flow opportunity with limited capital expenditures. We believe that these relationships also allow not for profit healthcare systems in particular to attract and retain physicians and improve their hospital operations by focusing on their core business. We also believe that strategic relationships with these healthcare systems help us to develop more quickly relationships with physicians, communities, suppliers and payors. Generally, the healthcare systems with which we develop relationships have strong local market positions and excellent reputations that we use in branding our facilities. In addition, our relationships with healthcare systems enhance our acquisition and development efforts by (1) providing opportunities to acquire facilities the systems may own, (2) providing access to physicians already affiliated with the systems, (3) attracting additional physicians to affiliate with newly developed facilities, and (4) encouraging physicians who own facilities to consider a strategic relationship with us. We have a goal to affiliate a majority of our facilities in the United States with strong not for profit healthcare systems.

  Expand selectively in Western Europe

        We are well-positioned in Western Europe to take advantage of the demand for privately provided surgery and cancer treatment. To this end, we intend to continue to acquire private surgical hospitals in existing markets and selected new countries. We own two private surgical hospitals in the United Kingdom and seven private surgical hospitals (including one acquired in February 2002), two surgery centers and a diagnostic facility in Spain. We enter new national markets through the acquisition of anchor hospitals in or near major cities. In accordance with this acquisition strategy, we established our presence in the United Kingdom and Spain through the acquisitions of Parkside Hospital outside London and Instituto Universitario Dexeus in Barcelona. We intend to continue to execute our acquisition strategy in Western Europe by developing local networks of private healthcare facilities in major population centers of the United Kingdom and Spain and by entering one or two additional national markets. As we enter a new country, we intend to establish a local management team with in-depth knowledge of the culture and complexities of that country's delivery system. While our operating model is designed to be applied consistently in different countries, it is flexible enough to allow local management to help us capitalize on country-specific opportunities, work more efficiently with local physicians, surgeons, patients and payors and adapt more effectively to local customs. We also seek to establish a brand name in selected markets to heighten awareness of our facilities.

  Enhance operating efficiencies

        Once we acquire a new facility, we integrate it into our existing network by implementing a specific action plan to support the local management team and incorporate the new facility into our group purchasing contracts. We also implement our systems and protocols to improve operating efficiencies and contain costs. Our most important operational tool is our management system "Every Day Giving Excellence," which we refer to as USPI's EDGE. This proprietary measurement system allows us to track our clinical, service and financial performance, best practices and key indicators in each of our facilities. Our goal is to use USPI's EDGE to ensure that we provide each of the patients using our facilities with high quality healthcare, offer physicians a superior work environment and eliminate inefficiencies. Using USPI's EDGE, we track and monitor our performance in clinical care areas such as (1) providing surgeons the equipment, supplies and surgical support they need, (2) starting cases on time, (3) minimizing turnover time between cases, and (4) providing efficient schedules. USPI's EDGE compiles and organizes the specified information on a daily basis and is easily accessed over the Internet by our facilities on a secure basis. The information provided by USPI's EDGE enables our employees, facility administrators and management to analyze trends over time and share processes and best practices among our facilities. In addition, the information is used as an evaluative tool by our administrators and a budgeting and planning tool by our management. USPI's EDGE is now deployed in a majority of our U.S. facilities. We have begun deployment of USPI's EDGE in the United Kingdom and anticipate introducing it in Spain and our other domestic facilities in 2002.

Operations

  Operations in the United States

        Our operations in the United States consist primarily of our ownership and management of surgery centers. We have ownership interests in 35 surgery centers and one private surgical hospital and manage or operate through consulting agreements three additional surgery centers. In addition, we have an ownership interest in a newly constructed surgery center that opened in February 2002 and we own interests in and will operate two surgery centers and one private surgical hospital that are currently under construction. Over 2,000 physicians have access privileges to use our facilities. Our surgery centers are licensed outpatient surgery centers and are generally equipped and staffed for multiple surgical specialties and located in freestanding buildings or medical office buildings. Our average surgery center has approximately 15,000 square feet of space with four or five operating rooms, as well as ancillary areas for preparation, recovery, reception and administration. Our surgery center facilities range from a 6,700 square foot, two operating room facility to a 17,000 square foot, six operating room facility. Our surgery centers are normally open weekdays from 7:00 a.m. to approximately 5:00 p.m. or until the last patient is discharged. We estimate that a surgery center with four operating rooms can accommodate up to 6,000 procedures per year.

        Our surgery center support staff typically consists of registered nurses, operating room technicians, an administrator who supervises the day-to-day activities of the surgery center, a receptionist and a small number of office staff. Each center also has a medical director, who is typically an anesthesiologist and responsible for and supervises the quality of medical care provided at the center. Use of our surgery centers is limited to licensed physicians, podiatrists and oral surgeons who are also on the medical staff of a local accredited hospital. Each center maintains a peer review committee consisting of physicians who use our facilities and who review the professional credentials of physicians applying for surgical privileges.

        All of our surgery centers eligible for accreditation are accredited by the Joint Commission on Accreditation of Healthcare Organizations or by the Accreditation Association for Ambulatory Healthcare. We believe that accreditation is the quality benchmark for managed care organizations. Many managed care organizations will not contract with a facility until it is accredited. We believe that our historical performance in the accreditation process reflects our commitment to providing high quality care in our surgery centers.

        All of our surgery centers in which we have ownership interests are limited partnerships or limited liability companies in which ownership interests are also held by local physicians who are on the medical staff of the centers. Our ownership interests in the centers range from 10% to 100%. Our partnership and limited liability company agreements typically provide for the quarterly pro rata distribution of net revenues from operations, less amounts held in reserve for expenses and working capital. We also have a management agreement with each of the centers under which we provide day-to-day management services for a management fee that is typically a percentage of the net revenues of the center.

        Our partnership and limited liability company agreements typically provide that if various regulatory changes take place we will be obligated to purchase some or all of the ownership interests of the physicians in the partnerships or limited liability companies that own and operate the applicable surgery centers. The regulatory changes that could trigger such an obligation include changes that:

  •
  make illegal the referral of Medicare and other patients to our surgery centers by physicians affiliated with us;

  •
  create the substantial likelihood that cash distributions from the partnership or limited liability company to the physicians associated therewith will be illegal; or

  •
  cause physician ownership interests in the partnerships or limited liability companies to be illegal.

        Typically, our partnership and limited liability company agreements allow us to use shares of our common stock as consideration for the purchase of a physician's interest should we be required to purchase these interests. In the event we are required to purchase these interests and our common stock does not maintain a sufficient valuation, we may be required to use cash for the acquisition of a physician's interest. As a result, the triggering of these obligations and the possible termination of our affiliation with these physicians, which we do not believe is likely, could have a material adverse effect on us.

        Our business depends upon the efforts and success of the physicians who provide medical services at our facilities and the strength of our relationships with these physicians. Our business could be adversely affected by the loss of our relationship with, or a reduction in use of our facilities by, a key physician or group of physicians. The physicians that affiliate with us and use our facilities are not our employees. However, we generally offer the physicians the opportunity to purchase equity interests in the facilities they use. The table below sets forth (1) each of the five surgery centers which has a group of physicians that generates the majority of the cases performed at the surgery center for the year ended December 31, 2001, (2) the percentage of revenues at that surgery center attributable to those groups of physicians for such period, (3) the percentage of our overall revenues attributable to those groups of physicians for such period, and (4) the ownership interests of each of those groups of physicians in the partnerships or limited liability companies that own and operate the applicable surgery center.

Surgery Center Name	Percentage of Revenues Attributable to Group of Physicians	Percentage of Revenues of the Company	Ownership Interest of Group of Physicians in Surgery Center
Resurgens Surgery Center, Atlanta, Georgia	100%	*	85%
Mountain Empire Surgery Center, Johnson City, Tennessee	61	*	40
Parkwest Surgery Center, Knoxville, Tennessee	86	*	20
Baptist Ambulatory Surgery Center, Nashville, Tennessee	79	*	24
New Mexico Orthopaedic Surgery Center, Albuquerque, New Mexico	100	3%	49

*
Less than one percent.

  Strategic Relationships

        We have entered into strategic relationships with five established healthcare systems and hospitals in the United States, two of which currently operate surgery centers, one of which is awaiting approval from New York regulatory authorities, and two of which will operatesurgical facilities that are either currently operational and which we expect to contribute to the joint venture or will be developed. Our largest joint venture is with the Baylor Health Care System in Dallas, Texas. The Baylor joint venture owns interests in limited liability companies and limited partnerships which own and operate surgery centers. Our alliance agreement with Baylor does not have an expiration date but may be terminated with the mutual consent of both parties, if the joint venture is determined to be illegal due to a change in laws or regulations or upon stated changes in control of our company. In addition, agreements governing the joint venture have provisions governing management power, dissolution events and veto power. This joint venture owns an outpatient surgery network that serves the approximately four million persons located in the Dallas/Fort Worth area. The Baylor joint venture currently has ownership interests, or management agreements with options to purchase an ownership interest, in eleven operational surgery centers. The Baylor joint venture is developing a private surgical hospital and two surgery centers. We also have a joint venture with the Meridian Health System in Wall, New Jersey. This joint venture currently operates one surgery center and is developing one additional surgery center. In August 2001 we entered into a joint venture with St. Thomas Health Services in Nashville, Tennessee. We expect to contribute two of our surgery centers to this joint venture. In addition, we entered into a joint venture with the Memorial Hermann Healthcare System in March 2002 to develop a surgical hospital in Houston, Texas. All of our joint ventures require both parties to afford the other party the opportunity to participate in any surgery center project within specified geographic regions prior to the other party participating in the project.

        A key element of our business strategy is to pursue additional strategic relationships with healthcare providers in selected markets. To this end, we have signed an agreement for a strategic relationship with Mt. Sinai Health System in New York City through which we would develop a surgery center in Manhattan. However, this transaction is subject to approval from New York regulatory authorities and may not be consummated. We intend to structure our future joint ventures with service providers in a manner similar to our joint venture with Baylor.

  Operations in Spain

        We believe our operations in Spain comprise one of the largest private hospital networks in this highly fragmented market. We own and operate seven private surgical hospitals (including one acquired in February 2002), two surgery centers and a diagnostic facility in Spain and over 700 physicians use our facilities. These facilities, located primarily in Barcelona, Madrid and Seville, range in size from 19 beds to 133 beds with an average of 92 beds. In this market, we focus primarily on five specialties: obstetrics/gynecology; orthopedic surgery; general surgery; internal medicine; and plastic surgery.

        In addition, we are developing our brand name, "USPE," in all of our markets in Spain in an effort to attract top quality physicians and a greater number of patients. We are developing this brand by leveraging the reputation of our more prominent physicians and facilities, particularly Instituto Universitario Dexeus in Barcelona. Dexeus is one of only two private teaching hospitals in Spain. We believe Dexeus' affiliation with the University of Barcelona, which has nationally renowned physicians, makes it one of Spain's most respected private hospitals and greatly enhances the USPE brand image. To this end, we also intend to develop our brand name through future acquisitions of private surgical hospitals.

  Operations in the United Kingdom

        We acquired Parkside Hospital in Wimbledon, a suburb southwest of London, and Holly House Hospital in a suburb northeast of London near Essex in April 2000 through our acquisition of 100% of the outstanding stock of Aspen Healthcare Holdings Limited (Aspen) for approximately $89.2 million in cash, approximately $54.0 million of which we borrowed from a commercial lender. Parkside has 69 registered acute care beds, including four high dependency beds, on three floors. The hospital has four operating theatres, including a dedicated endoscopy suite that opened in 1998. Parkside also has its own on-site pathology laboratory, pharmacy and diagnostic suite with an MRI scanner, two X-ray screening rooms and a color Doppler ultrasound machine. Approximately 270 surgeons and physicians, all of whom hold or have held consulting positions in hospitals operated by the United Kingdom's national health service, have admitting privileges to the hospital. Parkside has established practices including orthopedics, gynecology and general surgery, as well as neurosurgery and endoscopic procedures. Parkside also intends to expand its outpatient department from 12 to 15 physicians' offices, which are referred to as consulting rooms.

        Our Parkside Hospital is in the process of developing a comprehensive cancer treatment center, the Parkside Clinic. Our development of Parkside Clinic has the support of a number of oncologists at Parkside Hospital and the center has already contracted with the BUPA Group, Britain's largest insurance company. We anticipate that the center will provide superior inpatient and outpatient services. We also anticipate that Parkside Clinic will be fully operational in 2003 and will provide radiotherapy, chemotherapy and nuclear medicine facilities on an outpatient basis with inpatient cancer services being provided at Parkside Hospital. Parkside Clinic also will provide additional space for expansion of other specialties and programs at Parkside Hospital.

        Holly House Hospital has been an acute care hospital for 20 years and has 56 registered acute care beds on two floors, including three high dependency beds. The hospital has three operating theatres built in 1988 and its own on-site pathology laboratory and pharmacy with cytotoxic reconstitution facilities to serve its expanding oncology program. A diagnostic suite houses MRI and CT scanners and two X-ray screening rooms together with a color Doppler ultrasound machine. Over 100 surgeons and physicians have admitting privileges at the hospital. The hospital has established orthopedic and general surgery practices and is developing oncology and plastic surgery programs.

  Case Mix

        The following table sets forth the percentage of our revenues determined based on internally reported case volume from our U.S. facilities and internally reported revenue from our Spain and U.K. facilities for the year ended December 31, 2001 from each of the following specialties:

Specialty	Total	U.S.	Spain	U.K.
Orthopedic	25%	29%	19%	23%
Pain management	13	24	—	—
Obstetrics/gynecology	11	4 (1)	22 (2)	11 (3)
General surgery	9	5	10	20
Ear, nose and throat	6	7	3	9
Gastrointestinal	7	9	5	2
Plastic surgery	5	4	6	7
Ophthalmology	7	11	3	4
Other	17	7	32	24

Total	100%	100%	100%	100%

(1)
Includes gynecology only.

(2)
Includes obstetrics and gynecology.

(3)
Includes gynecology and in vitro fertilization.

  Payor Mix

        The following table sets forth the percentage of our revenues determined based on internally reported case volume from our U.S. facilities and internally reported revenue from our Spain and U.K. facilities for the year ended December 31, 2001 from each of the following payors:

Payor	Total	U.S.	Spain	U.K.
Private insurance	70%	71%	69%	69%
Self-pay	12	3	23	23
Government	15	21	8	6
Other	3	5	—	2

Total	100%	100%	100%	100%

  Facilities

  Surgery Centers

        The following table sets forth information relating to the surgery centers that we operate as of December 31, 2001:

Facility	Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
United States
Decatur Surgery Center, Decatur, Alabama(1)	7/29/98		2	66%
Warner Park Surgery Center, Chandler, Arizona(1)	7/1/99		4	78
Coast Surgery Center of South Bay, Inc., Torrance, California	12/18/01		3	35
San Gabriel Valley Surgical Center, West Covina, California	11/16/01		4	80
University Surgical Center, Winter Park, Florida	10/15/98		3	70
Surgery Center of Sarasota, Sarasota, Florida	10/12/01		4	66
East West Surgery Center, Austell, Georgia	9/1/00	(4)	3	90
Northwest Georgia Orthopaedic Surgery Center, Marietta, Georgia	11/1/00	(4)	2	15
Lawrenceville Surgical Center, Lawrenceville, Georgia	8/1/01		2	15
Resurgens Surgery Center, Atlanta, Georgia	10/1/98	(4)	4	15
Roswell Surgery Center, Roswell, Georgia	10/1/00	(4)	2	15
Creekwood Surgery Center, Kansas City, Missouri(1)	7/29/98		3	75
Parkway Surgery Center, Henderson, Nevada	8/3/98		5	50
Shrewsbury Ambulatory Surgery Center, Shrewsbury, New Jersey	4/1/99		4	25
New Mexico Orthopaedic Surgery Center, Albuquerque, New Mexico	2/29/00	(4)	6	51
Las Cruces Surgery Center, Las Cruces, New Mexico(1)	2/1/01		3	50
Day-Op Center of Long Island, Mineola, New York(2)	12/4/98		4	0
Eastside Surgery Center, Columbus, Ohio(3)	3/20/00	(4)	4	0
Riverside Outpatient Surgery Center, Columbus, Ohio(3)	3/20/00	(4)	6	0
Mountain Empire Surgery Center, Johnson City, Tennessee	2/2/00	(4)	4	20
Baptist Ambulatory Surgery Center, Nashville, Tennessee	3/1/98	(4)	6	20
Middle Tennessee Ambulatory Surgery Center, Murfreesboro, Tennessee	7/29/98		4	41
Parkwest Surgery Center, Knoxville, Tennessee	7/26/01		5	20
Physicians Pavilion Surgery Center, Nashville, Tennessee(1)	7/29/98		4	75
Arlington Surgery Center, Arlington, Texas(1)	2/1/99		3	11
Baylor Surgicare, Dallas, Texas(1)	6/1/99		6	26
Denton Surgicare, Denton, Texas(1)	2/1/99		4	23
Doctors Surgery Center (Houston), Pasadena, Texas(1)	9/1/99		4	91
Medical Centre Surgicare, Fort Worth, Texas(1)	12/18/98		5	49
Metroplex Surgery Center, Bedford, Texas(1)	12/18/98		4	50
North Texas Surgery Center, Dallas, Texas(1)	12/18/98		4	48
Physicians Day Surgery Center, Dallas, Texas	10/12/00		4	26
Premier Ambulatory Surgery Center of Garland, Garland, Texas	2/1/99		2	51
Texas Surgery Center, Dallas, Texas(1)	6/1/99		4	26
United Surgery Center—Southeast, Houston, Texas(1)	9/1/99		3	95
Valley View Surgery Center, Dallas, Texas(1)	12/18/98		4	65
Surgi-Center of Central Virginia, Fredericksburg, Virginia	11/29/01		4	83
Teton Outpatient Services, Jackson Hole, Wyoming	8/1/98	(4)	2	56
Spain
Centro de Cirugia Ambulatario, Barcelona	3/1/99		3	100
USP Dermoéstetica, S.L. Madrid	5/1/99		2	70

(1)
Licensed and equipped to accommodate 23-hour stays.
(2)
Operated through a consulting and administrative agreement.
(3)
Management agreement only.
(4)
Indicates date of acquisition by OrthoLink. We acquired OrthoLink in February 2001.

Private Surgical Hospitals

        The following table sets forth information relating to the private surgical hospitals that we operate as of December 31, 2001:

Facility	Date of Acquisition or Affiliation	Number of Operating Rooms	Number of Beds	Percentage Owned by USPI
United States
TOPS Specialty Hospital, Houston, Texas	7/1/99	7	20	55%
Spain
Instituto Universitario Dexeus, Barcelona	4/30/98	12	106	79
Hospital Santa Teresa, La Coruña	11/5/98	5	133	96
Hospital Sagrado Corazón, Seville	10/16/98	9	95	100
Clinica Nuestra Señora de la Esperanza, Vitoria	10/5/98	3	19	100
Clinica San Camilo, Madrid	3/15/00	8	130	93
Clinica San Jose, Madrid	11/1/00	7	72	100
Juan XXIII, Madrid(1)	2/1/00	—	—	100
United Kingdom
Parkside Hospital, Wimbledon	4/6/00	4	69	100
Holly House Hospital, Essex	4/6/00	3	59	100

(1)
Imaging center only.

        We own the buildings and property of three of our surgery centers and lease all other facilities where our various surgery centers and private surgical hospitals conduct their operations. Our leases have initial terms ranging from one to twenty years and most of the leases contain options to extend the lease period for up to ten additional years.

        Our corporate headquarters are located in Dallas, Texas. We currently lease approximately 25,000 square feet of space at 15305 Dallas Parkway, Addison, Texas. This lease will expire in 2011.

        Our office in the United Kingdom is located in London. We currently lease 1,900 square feet. The lease expires in February 2004.

        Our Spanish offices are located in Madrid and Barcelona. We currently lease 2,600 square feet of space in Madrid. The lease expires in December 2002. Additionally, we lease 2,800 square feet of space in Barcelona. The lease expires in December 2002.

        We also lease 13,504 square feet of space in Brentwood, Tennessee, which was the former OrthoLink headquarters and currently serves as a regional office. The lease expires in November 2002.

  Development

        The following table sets forth information relating to facilities that are currently under construction:

Facility	Type	Expected Opening Date	Number of Operating Rooms/Beds
Toms River Surgery Center, Toms River, New Jersey	Surgery Center	1Q 2002	4 ORs
Frisco Surgical Hospital, Frisco, Texas	Surgical Hospital	3Q 2002	6 ORs/8 beds
Lewisville Surgicare, Lewisville, Texas	Surgery Center	4Q 2002	4 ORs

        We opened a newly constructed surgery center in Grapevine, Texas in February 2002. We also intend to develop surgical hospitals in Houston, Texas and Chandler, Arizona which we anticipate will open in the first half of 2003. In addition, we have identified Atlanta, Georgia, New York, New York and Nashville, Tennessee as markets for possible future acquisition and development projects. We are in various stages of negotiation with various entities regarding possible joint venture, development or acquisition projects. In the United Kingdom, our Parkside Hospital is in the process of developing a cancer treatment center. Any acquisition or development in these or other markets must meet our acquisition and development criteria. We cannot assure you that we will be successful in developing or acquiring facilities in any of these markets.

  OrthoLink

        In February 2001, we acquired OrthoLink. In total, we acquired ownership interests in seven surgery centers, six of which OrthoLink manages. OrthoLink also manages two additional surgery centers in which it has no ownership interests and provides specialized management services for hospitals. Prior to the transaction, OrthoLink managed the practices of 207 physicians in eight markets working at 64 facilities in Colorado, Georgia, New Mexico, Ohio, Tennessee and Wyoming. We did not acquire all of OrthoLink's historical management services obligations. As a condition to our completing the OrthoLink acquisition, we required that the affiliated physician groups assume from OrthoLink various employment obligations, office leases and other agreements previously held by OrthoLink in connection with the performance of its management services. While we may enter into additional management services agreements with physician groups, we do not intend to purchase the assets of any of these groups.

Marketing

        Our sales and marketing efforts are directed primarily at physicians, which are principally responsible for referring patients to our facilities. We market our facilities to physicians by emphasizing (1) the high level of patient satisfaction with our surgery centers, which is based on patient surveys we take concerning our facilities, (2) the quality and responsiveness of our services, and (3) the practice efficiencies provided by our facilities. In those U.S. markets in which we have established a strategic alliance with a healthcare system, we coordinate the marketing effort with the healthcare system and generally benefit from this managed care strategy. We also directly negotiate agreements with third-party payors, which generally focus on the pricing, number of facilities in the market and affiliation with physician groups in a particular market. Maintaining access to physicians and patients through third-party payor contracting is essential for the economic viability of most of our facilities.

Competition

        In all of our markets, we compete with other providers, including major acute care hospitals. Hospitals have various competitive advantages over us, including their established managed care contracts, community position, physician loyalty and geographical convenience for physicians' in-patient and out-patient practices. However, we believe that, in comparison to hospitals with which we compete for managed care contracts, our surgery centers and private surgical hospitals compete favorably on the basis of cost, quality, efficiency and responsiveness to physician needs in a more comfortable environment for the patient.

        We compete with other providers in each of our markets for patients and for contracts with insurers or managed care payors. Competition for managed care contracts with other providers is focused on the pricing, number of facilities in the market and affiliation with key physician groups in a particular market. We also encounter competition with other companies for acquisition and development of facilities and in the United States for strategic relationships with healthcare systems and physicians. However, we believe that there are currently a limited number of competitors that have the experience to effectively pursue joint ventures with not for profit healthcare systems.

        There are several large, publicly-held companies, or divisions or subsidiaries of large publicly-held companies, that acquire and develop freestanding multi-specialty surgery centers and private surgical hospitals. Some of these competitors have greater resources than we do. The principal competitive factors that affect our ability and the ability of our competitors to acquire surgery centers and private surgical hospitals are price, experience and reputation and access to capital. Further, in the United States some physician groups develop surgery centers without a corporate partner. It is generally difficult, however, for a single practice to create effectively the efficient operations and marketing programs necessary to compete with other provider networks and companies. As a result, and also due to the financial investment necessary to develop surgery centers and private surgical hospitals, many healthcare systems and physician groups are attracted to corporate partners such as us.

        In the United Kingdom, we face competition from both the national health service and other privately operated hospitals, including hospitals owned by the BUPA Group, the largest insurance company in the United Kingdom. Across the United Kingdom, a large number of private hospitals are owned by the four largest hospital operators. In addition, the two largest payors account for over half of the privately insured market. We believe our hospitals can effectively compete in this market due to location and specialty mix of our facilities. Our hospitals also have a higher portion of self pay business than the overall market. Self pay business is not influenced by the private insurers.

        In Spain, we face competition from several privately held independent hospitals and a few networks of hospitals that are owned by insurance companies. Insurance companies that own hospitals have the benefit of a captured market of their insured, including hospitals owned by Adesla, our primary competitor in Spain. These insurance companies compete with us in acquisitions of strategically placed hospitals in major cities. Other hospital networks are attempting to replicate our model and have begun to compete with us in the acquisition of hospitals. The acquisition of hospitals in Spain is greatly affected by price. In our experience, sellers are typically the physicians that have built the hospitals, and most physicians prefer an independent position in a market rather than becoming a provider for an insurance company. We focus our efforts on partnering with physicians and assisting them in growing their business and medical practices by encouraging group rather than individual practices.

        Our hospitals compete with other providers in the Spanish market, including other private hospitals and hospitals operated by Spain's national health service. The national health coverage makes the hospitals operated by Spain's national health service accessible to the entire Spanish population. In contrast, private hospitals such as ours must negotiate agreements with third-party payors, which focus on services available to their members as well as pricing. We believe that the size of our operations in Spain will give us the ability to negotiate effectively with insurance companies.

Employees

        We employ approximately 2,600 persons, 2,250 of whom are full-time employees and 350 of whom are part-time employees. Of these employees, we employ approximately 800 in the United States, 600 in the United Kingdom and 1,200 in Spain. The physicians that affiliate with us and use our facilities are not our employees. However, we generally offer the physicians the opportunity to purchase equity interests in the facilities they use.

Professional and General Liability Insurance

        In the United States, we maintain professional liability insurance that provides coverage on a claims made basis of $1.0 million per incident and $3.0 million in annual aggregate amount per location. We also maintain general liability insurance coverage of $1.0 million per occurrence and

$2.0 million in annual aggregate amount per location, as well as business interruption insurance and property damage insurance. In addition, we maintain umbrella liability insurance in the aggregate amount of $10.0 million. In the United Kingdom, we maintain general public insurance in the amount of $5.0 million, malpractice insurance in the amount of $3.0 million and property and business interruption insurance. In Spain, we maintain property damage insurance in the amount of $30.0 million and general liability insurance coverage of $550,000 per accident and victim per year, per facility and $2.2 million at the group level. Our insurance policies are generally subject to annual renewals. Recent pressures within the insurance markets and industry have resulted in significant increases in costs for certain types of insurance and certain policyholders. We believe that we will be able to renew current policies or otherwise obtain comparable insurance coverage at reasonable rates. However, we have no control over the insurance markets and can provide no assurance that we will economically be able to maintain insurance similar to our current policies. The governing documents of each of our surgery centers require physicians who conduct surgical procedures at our surgery centers to maintain stated amounts of insurance.

Government Regulation

  United States

        The healthcare industry is subject to extensive regulation by federal, state and local governments. Government regulation affects our business by controlling growth, requiring licensing or certification of facilities, regulating how facilities are used, and controlling payment for services provided. Further, the regulatory environment in which we operate may change significantly in the future. While we believe we have structured our agreements and operations in material compliance with applicable law, there can be no assurance that we will be able to successfully address changes in the regulatory environment.

        Every state imposes licensing and other requirements on healthcare facilities. In addition, many states require regulatory approval, including certificates of need, before establishing or expanding various types of healthcare facilities, including surgery centers and private surgical hospitals, offering services or making capital expenditures in excess of statutory thresholds for healthcare equipment, facilities or programs. We may become subject to additional burdensome regulations as we expand our existing operations and enter new markets.

        In addition to extensive existing government healthcare regulation, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. We believe that these healthcare reform initiatives will continue during the foreseeable future. If adopted, some aspects of previously proposed reforms, such as further reductions in Medicare or Medicaid payments, or additional prohibitions on physicians' financial relationships with facilities to which they refer patients, could adversely affect us.

        We believe that our business operations materially comply with applicable law. However, we have not received a legal opinion from counsel or from any federal or state judicial or regulatory authority to this effect, and many aspects of our business operations have not been the subject of state or federal regulatory scrutiny or interpretation. Some of the laws applicable to us are subject to limited or evolving interpretations; therefore, a review of our operations by a court or law enforcement or regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the laws applicable to us may be amended or interpreted in a manner that could have a material adverse effect on us. Our ability to conduct our business and to operate profitably will depend in part upon obtaining and maintaining all necessary licenses, certificates of need and other approvals, and complying with applicable healthcare laws and regulations.

  Licensure and certificate of need regulations

        Capital expenditures for the construction of new facilities, the addition of beds or the acquisition of existing facilities may be reviewed by state regulators under statutory schemes that are sometimes referred to as certificate of need laws. States with certificate of need laws place limits on the construction and acquisition of healthcare facilities and the expansion of existing facilities and services. In these states, approvals are required for capital expenditures exceeding certain specified amounts and that involve certain facilities or services, including surgery centers and private surgical hospitals.

        State certificate of need laws generally provide that, prior to the addition of new beds, the construction of new facilities or the introduction of new services, a designated state health planning agency must determine that a need exists for those beds, facilities or services. The certificate of need process is intended to promote comprehensive healthcare planning, assist in providing high quality healthcare at the lowest possible cost and avoid unnecessary duplication by ensuring that only those healthcare facilities that are needed will be built.

        Typically, the provider of services submits an application to the appropriate agency with information concerning the area and population to be served, the anticipated demand for the facility or service to be provided, the amount of capital expenditure, the estimated annual operating costs, the relationship of the proposed facility or service to the overall state health plan and the cost per patient day for the type of care contemplated. The issuance of a certificate of need is based upon a finding of need by the agency in accordance with criteria set forth in certificate of need laws and state and regional health facilities plans. If the proposed facility or service is found to be necessary and the applicant to be the appropriate provider, the agency will issue a certificate of need containing a maximum amount of expenditure and a specific time period for the holder of the certificate of need to implement the approved project.

        Our healthcare facilities are also subject to state and local licensing regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws. To assure continued compliance with these regulations, governmental and other authorities periodically inspect our facilities. The failure to comply with these regulations could result in the suspension or revocation of a healthcare facility's license.

        Our healthcare facilities receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc., nationwide commissions which establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. Generally, our healthcare facilities must be in operation for at least six months before they are eligible for accreditation. As of December 31, 2001, all but our four most recently opened healthcare facilities had been accredited by either the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc. Many managed care companies and third-party payors require our facilities to be accredited in order to be considered a participating provider under their health plans.

  Medicare and Medicaid Participation in Surgery Centers

        Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 or older or who are disabled. Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low income persons. Each state Medicaid program has the option to provide payment for surgery center services. All of the states in which we currently operate cover Medicaid surgery center services; however, these states may not continue to cover surgery center services and states into which we expand our operations may not cover or continue to cover surgery center services.

        Medicare payments for procedures performed at surgery centers are not based on costs or reasonable charges. Instead, Medicare prospectively determines fixed payment amounts for procedures performed at surgery centers. These amounts are adjusted for regional wage variations. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the years ended December 31, 1999, 2000 and 2001, 19%, 18% and 21%, respectively, of our domestic case volumes were attributable to Medicare and Medicaid payments.

        To participate in the Medicare program and receive Medicare payment, our facilities must comply with regulations promulgated by the Department of Health and Human Services. Among other things, these regulations, known as "conditions of participation," relate to the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with state and local laws and regulations. Our surgery centers must also satisfy the conditions of participation in order to be eligible to participate in the Medicaid program. All of our surgery centers and private surgical hospitals in the United States are certified or awaiting certification to participate in the Medicare program. These facilities are subject to annual on-site surveys to maintain their certification. Failure to comply with Medicare's conditions of participation may result in loss of program payment or other governmental sanctions. We have established ongoing quality assurance activities to monitor and ensure our facilities' compliance with these conditions of participation.

        As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our surgery centers. Reductions or changes in Medicare or Medicaid funding could significantly affect our results of operations. We cannot predict at this time whether additional healthcare reform initiatives will be implemented or whether there will be other changes in the administration of government healthcare programs or the interpretation of government policies that would adversely affect our business.

  Federal Anti-Kickback and Physician Self-Referral Laws

        State and federal laws regulate relationships among providers of healthcare services, including employment or service contracts and investment relationships. These restrictions include a federal criminal law, referred to in this prospectus as the Anti-Kickback Statute, that prohibits offering, paying, soliciting, or receiving any form of remuneration in return for:

  •
  referring patients for services or items payable under a federal healthcare program, including Medicare or Medicaid, or

  •
  purchasing, leasing, or ordering, or arranging for or recommending purchasing, leasing, or ordering any good, facility, service or item for which payment may be made in whole or in part by a federal healthcare program.

        A violation of the Anti-Kickback Statute constitutes a felony. Potential sanctions include imprisonment of up to five years, criminal fines of up to $25,000, civil money penalties of up to $50,000 per act plus three times the remuneration offered or three times the amount claimed and exclusion from all federally funded healthcare programs, including the Medicare and Medicaid programs. The applicability of these provisions to many business transactions in the healthcare industry has not yet been subject to judicial or regulatory interpretation.

        Pursuant to the Anti-Kickback Statute, and in an effort to reduce potential fraud and abuse relating to federal healthcare programs, the federal government has announced a policy of increased scrutiny of joint ventures and other transactions among healthcare providers. The Office of the Inspector General of the Department of Health and Human Services closely scrutinizes healthcare joint ventures involving physicians and other referral sources. In 1989, the Office of the Inspector General published a fraud alert that outlined questionable features of "suspect" joint ventures, and the Office of the Inspector General has continued to rely on fraud alerts in later pronouncements. The Office of the Inspector General has also published regulations containing numerous "safe harbors" that exempt some practices from enforcement under the Anti-Kickback Statute. These safe harbor regulations, if fully complied with, assure participants in particular types of arrangements that the Office of the Inspector General will not treat their participation as a violation of the Anti-Kickback Statute. The safe harbor regulations do not expand the scope of activities that the Anti- Kickback Statute prohibits, nor do they provide that failure to satisfy the terms of a safe harbor constitutes a violation of the Anti-Kickback Statute. The Office of the Inspector General has, however, indicated that failure to satisfy the terms of a safe harbor may subject an arrangement to increased scrutiny.

        Our partnerships and limited liability companies that are providers of services under the Medicare and Medicaid programs, and their respective limited partners and members, are subject to the Anti-Kickback Statute. A number of the relationships that we have established with physicians and other healthcare providers do not fit within any of the safe harbor regulations issued by the Office of the Inspector General. Of our 38 surgical facilities in the United States, 35 are owned by partnerships or limited liability companies, which include as partners or members physicians who perform surgical or other procedures at the facilities.

        On November 19, 1999, the Office of the Inspector General promulgated rules setting forth additional safe harbors under the Anti-Kickback Statute. The new safe harbors include a safe harbor applicable to surgery centers, referred to as the "surgery center safe harbor." The surgery center safe harbor generally protects ownership or investment interests in a center by physicians who are in a position to refer patients directly to the center and perform procedures at the center on referred patients, if certain conditions are met. More specifically, the surgery center safe harbor protects any payment that is a return on an ownership or investment interest to an investor if certain standards are met in one of four categories of ambulatory surgery centers (1) surgeon-owned surgery centers, (2) single-specialty surgery centers, (3) multi-specialty surgery centers, and (4) hospital/physician surgery centers.

        For multi-specialty ambulatory surgery centers, for example, the following standards, among others, apply:

          (1)  all of the investors must be physicians who are in a position to refer patients directly to the center and perform procedures on the referred patients, group practices composed exclusively of those physicians, or investors who are not employed by the entity or by any of its investors, are not in a position to provide items or services to the entity or any of its investors, and are not in a position to make or influence referrals directly or indirectly to the entity or any of its investors;

          (2)  at least one-third of each physician investor's medical practice income from all sources for the previous fiscal year or twelve-month period must be derived from performing outpatient procedures that require a surgery center or private specialty hospital setting in accordance with Medicare reimbursement rules; and

          (3)  at least one third of the Medicare-eligible outpatient surgery procedures performed by each physician investor for the previous fiscal year or previous twelve-month period must be performed at the surgery center in which the investment is made.

        Similar standards apply to each of the remaining three categories of surgery centers set forth in the regulations. In particular, each of the four categories includes a requirement that no ownership interests be held by a non-physician or non-hospital investor if that investor is employed by the center or another investor, is in a position to provide items or services to the center or any of its other investors, or is in a position to make or influence referrals directly or indirectly to the center or any of its investors.

        Since one of our subsidiaries is an investor in each partnership or limited liability company that owns one of our surgery centers, and since this subsidiary provides management and other services to the surgery center, our arrangements with physician investors do not fit within the specific terms of the surgery center safe harbor or any other safe harbor.

        In addition, because we do not control the medical practices of our physician investors or control where they perform surgical procedures, it is possible that the quantitative tests described above will not be met, or that other conditions of the surgery center safe harbor will not be met. Accordingly, while the surgery center safe harbor is helpful in establishing that a physician's investment in a surgery center should be considered an extension of the physician's practice and not as a prohibited financial relationship, we can give you no assurances that these ownership interests will not be challenged under the Anti-Kickback Statute. However, we believe that our arrangements involving physician ownership interests in our surgery centers should not fall within the activities prohibited by the Anti-Kickback Statute.

        While several federal court decisions have aggressively applied the restrictions of the Anti-Kickback Statute, they provide little guidance regarding the application of the Anti-Kickback Statute to our partnerships and limited liability companies. We believe that our operations do not violate the Anti-Kickback Statute. However, a federal agency charged with enforcement of the Anti-Kickback Statute might assert a contrary position. Further, new federal laws, or new interpretations of existing laws, might adversely affect relationships we have established with physicians or other healthcare providers or result in the imposition of penalties on us or some of our facilities. Even the assertion of a violation could have a material adverse effect upon us.

        Section 1877 of the Social Security Act, commonly known as the "Stark Law," prohibits physicians, subject to the exceptions described below, from referring Medicare or Medicaid patients to any entity providing "designated health services" in which the physician or an immediate family member has an ownership or investment interest or with which the physician or an immediate family member has entered into a compensation arrangement. These prohibitions, contained in the Omnibus Budget Reconciliation Act of 1993, commonly known as "Stark II," amended prior federal physician self-referral legislation known as "Stark I" by expanding the list of designated health services to a total of eleven categories of health services. Persons who violate the Stark Law are subject to potential civil money penalties of up to $15,000 for each bill or claim submitted in violation of the Stark Law and $100,000 for participation in a "circumvention scheme" and exclusion from the Medicare and Medicaid programs. In addition, the Stark Law requires the refund of any Medicare and Medicaid payments received for designated health services that resulted from a prohibited referral.

        Ambulatory surgery is not specifically enumerated as a health service subject to this prohibition; however, some of the eleven designated health services under the Stark Law are among the specific services furnished by our surgery facilities. Final regulations interpreting Stark I, often referred to as the "Stark I regulations," were issued on August 14, 1995. On January 4, 2001 the Department of Health and Human Services published "Phase I" of the final regulations interpreting Stark II and modifying the Stark I regulations. The Department of Health and Human Services anticipates publishing "Phase II" of the regulations in the near future. The Phase I regulations, which in general took effect on January 4, 2002, address some of the ownership and investment interest exceptions and compensation arrangement exceptions found in the Stark Law. Under the Stark I regulations, clinical laboratory services provided by a surgery center are excepted from the Stark Law's self-referral prohibition, if these services are included in the surgery center's composite Medicare payment rate. The Phase I regulations take a different approach and exclude from the definition of "designated health services" any designated health services provided by a surgery center, if the services are included in the surgery center's composite Medicare payment rate. Therefore, under the Phase I regulations, the Stark Law's self-referral prohibition does not apply to designated health services provided by a surgery center, unless the surgery center separately bills Medicare for the services. We believe that our operations do not violate the Stark Law, as currently interpreted. However, the Department of Health and Human Services has indicated that it will further address the exception relating to services provided by a surgery center in Phase II of the regulations. Therefore, we cannot assure you that future regulatory changes will not result in us becoming subject to the Stark Law's self-referral prohibition.

  False and Other Improper Claims

        The federal government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs. Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes. While the criminal statutes are generally reserved for instances of fraudulent intent, the government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances. For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge. The government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care was substandard.

        Over the past several years, the government has accused an increasing number of healthcare providers of violating the federal False Claims Act. The False Claims Act prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the United States government. The statute defines "knowingly" to include not only actual knowledge of a claims falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Because our facilities perform hundreds of similar procedures a year for which they are paid by Medicare, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties.

        Under the "qui tam," or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the federal government. Such private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that a healthcare company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from a whistleblower case. Although we believe that our operations materially comply with both federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit, or may otherwise be challenged or scrutinized by governmental authorities. A determination that we have violated these laws could have a material adverse effect on us.

  State Anti-Kickback and Physician Self-Referral Laws

        Many states, including those in which we do or expect to do business, have laws that prohibit payment of kickbacks or other remuneration in return for the referral of patients. Some of these laws apply only to services reimbursable under state Medicaid programs. However, a number of these laws apply to all healthcare services in the state, regardless of the source of payment for the service. Based on court and administrative interpretations of the federal Anti-Kickback Statute, we believe that the Anti-Kickback Statute prohibits payments only if they are intended to induce referrals. However, the laws in most states regarding kickbacks have been subjected to more limited judicial and regulatory interpretation than federal law. Therefore, we can give you no assurances that our activities will be found to be in compliance with these laws. Noncompliance with these laws could subject us to penalties and sanctions and have a material adverse effect upon us.

        A number of states, including those in which we do or expect to do business, have enacted physician self-referral laws that are similar in purpose to the Stark Law but which impose different restrictions. Some states, for example, only prohibit referrals when the physician's financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. Some states do not prohibit referrals, but require that a patient be informed of the financial relationship before the referral is made. We believe that our operations are in material compliance with the physician self-referral laws of the states in which our facilities are located.

  Health Information Practices

        The Health Insurance Portability and Accountability Act of 1996 contains, among other measures, provisions that may require many organizations, including us, to implement very significant and potentially expensive new computer systems and business procedures designed to protect each patient's individual healthcare information. The Health Insurance Portability and Accountability Act of 1996 requires the Department of Health and Human Services to issue rules to define and implement patient privacy standards. Among the standards that the Department of Health and Human Services will adopt pursuant to the Health Insurance Portability and Accountability Act of 1996 are standards for the following:

  •
  electronic transactions and code sets;

  •
  unique identifiers for providers, employers, health plans and individuals;

  •
  security and electronic signatures;

  •
  privacy; and

  •
  enforcement.

        On August 17, 2000, the Department of Health and Human Services finalized the new transaction standards. The recently enacted Administrative Simplification and Compliance Act extends the date by which we must comply with the transaction standards to October 16, 2003, provided we submit a compliance plan to the Secretary of Health and Human Services by October 16, 2002. The transaction standards will require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and health payment and remittance advices.

        On August 12, 1998, the Department of Health and Human Services issued a proposed rule that establishes, in part, standards for the security of health information by health plans, healthcare clearinghouses and healthcare providers that maintain or transmit any health information in electronic form, regardless of format. We would be an affected entity under the proposed rule. These security standards require affected entities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure integrity, confidentiality and the availability of the information. The security standards were designed to protect the health information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and affected entities have the flexibility to choose their own technical solutions, we expect that the security standards will require us to implement significant systems.

        On December 28, 2000, the Department of Health and Human Services published a final rule establishing standards for the privacy of individually identifiable health information. These privacy standards apply to all health plans, all healthcare clearinghouses and many healthcare providers, including healthcare providers that transmit health information in an electronic form in connection with certain standard transactions. We are a covered entity under the final rule. The privacy standards apply to protect individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed. A violation of the privacy standards could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.

        The final rule establishing the privacy standards became effective on April 14, 2001, with compliance required by April 14, 2003. The security regulations under the Health Insurance Portability and Accountability Act of 1996 are currently scheduled to be finalized by the Department of Health and Human Services in the near future. Once the security regulations are issued in final form, we will have approximately two years to become fully compliant.

        We expect that compliance with these standards will require significant commitment and action by us. We have appointed members of our management team to direct our compliance with these standards. Although we and other covered entities generally are not required to be in compliance with these standards until two years following the effective date of the final rules issued or to be issued by the Department of Health and Human Services, implementation will require us to conduct extensive preparation and make significant expenditures. Because the security standards are proposed regulations, we cannot predict the total financial impact of the regulations on our operations.

  European Union

        The European Commission's Directive on Data Privacy went into effect in October 1998 and prohibits the transfer of personal data to non-European Union countries that do not meet the European "adequacy" standard for privacy protection. The European Union privacy legislation requires, among other things, the creation of government data protection agencies, registration of databases with those agencies, and in some instances prior approval before personal data processing may begin.

        The U.S. Department of Commerce, in consultation with the European Commission, recently developed a "safe harbor" framework to protect data transferred in trans-Atlantic businesses like ours. The safe harbor provides a way for us to avoid experiencing interruptions in our business dealings in the European Union. It also provides a way to avoid prosecution by European authorities under European privacy laws. By certifying to the safe harbor, we will notify the European Union organizations that we provide "adequate" privacy protection, as defined by European privacy laws. To certify to the safe harbor, we must adhere to seven principles. These principles relate to notice, choice, onward transfer or transfers to third parties, access, security, data integrity and enforcement.

        We intend to formulate and execute programs that will satisfy the requirements of the safe harbor. Even if we are able to formulate programs that attempt to meet these objectives, we may not be able to execute them successfully, which could have a material adverse effect on our revenues, profits or results of operations.

  Spain

        Under the Spanish General Health Act and related regulations, private hospitals must report periodically to the applicable health authorities. These reports, which describe a hospital's activities, provide a method to identify and control epidemics. Private hospitals in Spain must obtain a number of licenses, permits and authorizations, including those required to begin operating the facility and to dispense drugs. In addition, private hospitals are subject to regular inspections by the health and administrative authorities to ensure compliance with applicable regulations. Private hospitals must register their personal databases with the Data Protection Agency. The Law of Personal Data Protection provides specific protection for the health information portion of this personal data. Private hospitals must adopt the necessary measures to ensure the safety of the personal data. Violations of these regulations could subject the hospital to administrative fines and civil and criminal liability. Administrative fines range from 3,000 Euros (approximately $2,700) to 600,000 Euros (approximately $535,000), or five times the value of the products and services that are the subject of the violation, depending on the seriousness of the violation. Health and administrative authorities may also close a private hospital for up to five years for serious violations. A violation that endangers the public health is a criminal offense. We believe that our operations in Spain are in material compliance with the laws referred to in this paragraph.

  United Kingdom

        While there is no specific anti-kickback legislation in the United Kingdom that is unique to the medical profession, general criminal legislation prohibits bribery and corruption. Our private surgical hospitals in the United Kingdom do not pay commissions to or share profits with referring physicians, who invoice patients or insurers directly for fees relating to the provision of their services. Private surgical hospitals in the United Kingdom are required to register with the local Social Services Authority pursuant to the Registered Homes Act 1984, which provides for regular inspections of the facility by the registering authority. The operation of a private surgical hospital without registration is a criminal offense. Under the Misuse of Drugs Act 1971, the supply, possession or production of controlled drugs without a license from the Secretary of State is a criminal offense. The Data Protection Act 1998 requires private surgical hospitals to register as "data controllers." The processing of personal data, such as patient information and medical records, without prior registration is a criminal offense. We believe that our operations in the United Kingdom are in material compliance with the laws referred to in this paragraph.

Risk Factors

        An investment in the Company involves certain risks. You should carefully read the risks and uncertainties described below and the other information included in this report.

We depend on payments from third-party payors, including government healthcare programs. If these payments are reduced, our operating income will decrease.

        We are dependent upon private and governmental third-party sources of payment for the services provided to patients in our surgery centers and private surgical hospitals. The amount of payment a surgery center or private surgical hospital receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. In the United Kingdom and Spain, a significant portion of our revenues result from referrals of patients to our hospitals by the national health system. We have no control over the number of patients that are referred to the private sector annually. Fixed fee schedules, capitation payment arrangements, exclusion from participation in managed care programs or other factors affecting payments for healthcare services over which we have no control could cause a reduction in our revenues in the future.

If we are unable to acquire and develop additional surgery centers or private surgical hospitals on favorable terms, we may be unable to execute our acquisition and development strategy, which could limit our future growth.

        Our strategy is to increase our revenues and earnings by continuing to acquire surgical facility companies, groups of surgical facilities and individual surgical facilities and to develop additional surgical facilities. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions. We are currently evaluating potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future. The surgical facilities we develop typically incur losses during the first six to 12 months of operation and, unless and until their case loads grow, they generally experience lower total revenues and operating margins than established surgical facilities. We expect that our development candidates will experience similar losses and lower revenues and operating margins. Historically, each of our newly developed facilities has generated positive cash flow within the first 12 months of operations. We may not be successful in acquiring other companies or additional surgical facilities, developing surgical facilities or achieving satisfactory operating results at acquired or newly developed facilities. Further, the companies or assets we acquire in the future may not ultimately produce returns that justify our related investment. If we are not able to execute our acquisition and development strategy, our ability to increase revenues and earnings through future growth would be impaired.

If we incur material liabilities as a result of acquiring companies or surgical facilities, our operating results could be adversely affected.

        Although we seek indemnification from prospective sellers covering unknown or contingent liabilities, we may acquire companies and surgical facilities that have material liabilities for failure to comply with healthcare laws and regulations or other past activities. Although we maintain professional and general liability insurance, we do not currently maintain insurance specifically covering any unknown or contingent liabilities that may occur after the acquisition of companies and surgical facilities. If we incur these liabilities and are not indemnified or insured for them, our operating results and financial condition could be adversely affected.

If we do not have sufficient capital resources for our acquisition and development strategy, our growth will be limited.

        We will need capital to acquire other companies and to acquire, develop, integrate, operate and expand surgery centers and private surgical hospitals. We may finance future acquisition and development projects through debt or equity financings and may use shares of our capital stock for all or a portion of the consideration to be paid in acquisitions. To the extent that we undertake these financings or use capital stock as consideration, our stockholders may experience future ownership dilution. In the event that our common stock does not maintain a sufficient valuation, or potential acquisition candidates are unwilling to accept our common stock as all or part of the consideration, we may be required to use more of our cash resources, if available, or to rely solely on additional financing arrangements to pursue our acquisition and development strategy. However, we may not have sufficient capital resources or be able to obtain financing on terms acceptable to us for our acquisition and development strategy, which would limit our growth.

If we are unable to manage growth, we may be unable to achieve our growth strategy.

        We have acquired all of our surgery centers and private surgical hospitals since February 1998. We expect to continue to expand our operations in the future. As a new company, our rapid growth has placed, and will continue to place, increased demands on our management, operational and financial information systems and other resources. Further expansion of our operations will require substantial financial resources and management attention. To accommodate our past and anticipated future growth, and to compete effectively, we will need to continue to implement and improve our management, operational and financial information systems and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures or controls may not be adequate to support our operations in the future. Further, focusing our financial resources and management attention on the expansion of our operations may negatively impact our financial results. Any failure to implement and improve our management, operational and financial information systems, or to expand, train, manage or motivate our workforce, could reduce or prevent our growth.

We depend on our relationships with healthcare systems. If we are not able to maintain or renew our strategic alliances with these healthcare systems, or enter into new alliances, we may be unable to implement our business strategies successfully.

        Our domestic business depends in part upon the efforts and success of the healthcare systems with which we have strategic alliances and the strength of our alliances with those healthcare systems. Our business could be adversely affected by any damage to those healthcare systems' reputations or to our alliances with them. We may not be able to maintain or renew our existing alliance agreements on terms and conditions favorable to us or enter into alliances with additional healthcare systems. If we are unable to maintain and renew our existing strategic alliances on terms favorable to us or enter into alliances with additional healthcare systems, we may be unable to implement our business strategies successfully.

We depend on our relationships with the physicians who use our facilities. Our ability to provide medical services at our facilities would be impaired and our revenues reduced if we are not able to maintain these relationships.

        Our business depends upon the efforts and success of the physicians who provide medical services at our facilities and the strength of our relationships with these physicians. Our revenues would be reduced if we lost our relationship with a key physician or group of physicians or the physician or group reduces his or its use of our facilities. In addition, any failure of these physicians to maintain the quality of medical care provided or to otherwise adhere to professional guidelines at our surgical facilities or any damage to the reputation of a key physician or group of physicians could damage our reputation, subject us to liability and significantly reduce our revenues.

Our European operations, which we plan to expand, are subject to unique risks. If any of these events actually occur, our financial results could be adversely affected.

        Our international operations are located in Spain and the United Kingdom. We expect that revenue from our European operations will continue to account for a significant percentage of our total revenue. We may pursue additional acquisitions in Spain, the United Kingdom and other countries in Western Europe. Expansion of our European operations will require substantial financial resources and management attention. This focus of financial resources and management attention could have an adverse effect on our financial results. Our European operations are subject, and as they continue to develop may become increasingly subject, to risks such as:

  •
  competition with government-sponsored healthcare systems;

  •
  unforeseen changes in foreign regulatory requirements or domestic regulatory requirements affecting our foreign operations;

  •
  identifying, attracting, retaining and working successfully with qualified local management;

  •
  difficulties in staffing and managing geographically and culturally diverse, multinational operations; and

  •
  the possibility of an economic downturn in the Western European countries in which we operate, which could adversely affect the ability or willingness of employers and individuals in these countries to purchase private health insurance.

These or other factors could have a material adverse effect on our ability to successfully operate in Europe.

Our significant indebtedness could limit our flexibility.

        We are substantially leveraged and will continue to have significant indebtedness in the future. Our acquisition and development program requires substantial capital resources, estimated to range from $40.0 to $50.0 million per year over the next three years, and the operation of our existing surgical facilities requires ongoing capital expenditures.

        We will need to incur additional indebtedness to fund future acquisitions, developments and capital expenditures. We currently have an $85.0 million revolving credit facility. However, we may be unable to obtain sufficient financing on terms satisfactory to us, or at all. As a result, our acquisition and development activities would have to be curtailed or eliminated and our financial results would be adversely affected.

        The degree to which we are leveraged could have other important consequences to you, including the following:

  •
  we must dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness, reducing the funds available for our operations;

  •
  a portion of our borrowings are at variable rates of interest, making us vulnerable to increases in interest rates;

  •
  we may be more highly leveraged than some of our competitors, which could place us at a competitive disadvantage;

  •
  our degree of leverage may make us more vulnerable to a downturn in our business or the economy generally; and

  •
  the terms of our existing credit arrangements contain numerous financial and other restrictive covenants, including restrictions on paying dividends, incurring additional indebtedness and selling assets.

Our revenues may be reduced by pending changes in the system of paying for outpatient surgical procedures under the Medicare program.

        Medicare's system of paying for covered procedures performed in a surgery center may change in the near future. On June 12, 1998, the Department of Health and Human Services proposed major revisions to the surgery center payment methodology. The proposed rule would increase the number of surgical procedure payment groups from eight to 105 and the number of procedures covered by the Medicare program from 2,280 to 2,499. All of the procedures that are paid at a particular rate would constitute a payment group. Therefore, each of the 2,499 procedures would be paid at one of the 105 prospectively determined payment rates.

        According to the Centers for Medicare and Medicaid Services, the payment rate for virtually every covered procedure performed in a surgery center would change under the proposed revisions to the payment methodology, with some procedures receiving a lower rate and others receiving a higher rate than they do currently. The Centers for Medicare and Medicaid Services has estimated that the proposed payment rates would reduce Medicare payments to surgery centers, in the aggregate, by 2% from current spending levels. We do not know at this time when the proposed revisions to this surgery payment methodology will be implemented. The changes discussed above could reduce our Medicare revenues, depending on the volume and type of procedures performed at a particular facility.

If we are unable to negotiate contracts and maintain satisfactory relationships with managed care organizations or other third-party payors, our revenues may decrease.

        Our competitive position has been, and will continue to be, affected by initiatives undertaken during the past several years by major domestic purchasers of healthcare services, including federal and state governments, insurance companies and employers, to revise payment methods and monitor healthcare expenditures in an effort to contain healthcare costs. As a result of these initiatives, managed care companies such as health maintenance and preferred provider organizations, which offer prepaid and discounted medical service packages, represent a growing segment of healthcare payors, the effect of which has been to reduce domestic healthcare facility revenue growth. Similarly, in the United Kingdom, most patients at private surgical hospitals have private healthcare insurance, either paid for by the patient or received as part of their employment compensation. Our private surgical hospitals in the United Kingdom contract with healthcare insurers on an annual basis to provide services to insured patients.

        Our private surgical hospitals in Spain contract with healthcare insurers on an annual basis to provide services to insured patients. In addition, our Spanish hospitals contract with the Spanish public healthcare system, which awards contracts based on a hospital's satisfaction of specified criteria. The Spanish public healthcare system has the right to give priority to hospitals owned by nonprofit entities if the efficiency, quality and cost conditions of these entities are comparable to those of for profit hospitals. Our contracts with the Spanish public healthcare system typically have a term of less than one year and are renewable at the sole discretion of the Spanish public healthcare system. As the majority of our revenues in Spain are derived from private insurance companies, the annual negotiation of price increases is very important to the profitability of our hospitals. Any termination of an existing third-party contract could result in a significant loss of revenues and could have a material adverse effect on us.

        As an increasing percentage of domestic patients become subject to healthcare coverage arrangements with managed care payors, we believe that our success will continue to depend upon our ability to negotiate favorable contracts on behalf of our facilities with managed care organizations, employer groups and other private third-party payors. If we are unable to enter into these arrangements on satisfactory terms in the future we could be adversely affected. Many of these payors already have existing provider structures in place and may not be able or willing to change their provider networks. Similarly, if we fail to negotiate contracts with healthcare insurers in the United Kingdom and Spain on favorable terms, or if we fail to remain on insurers' networks of approved hospitals, it could have a material adverse effect on us. We could experience a material adverse effect to our operating results and financial condition as a result of the termination of existing third-party payor contracts.

Efforts to regulate the construction, acquisition or expansion of healthcare facilities could prevent us from acquiring additional surgery centers or private surgical hospitals, renovating our existing facilities or expanding the breadth of services we offer.

        Some states in the United States require prior approval for the construction, acquisition or expansion of healthcare facilities or expansion of the services they offer. In giving approval, these states consider the need for additional or expanded healthcare facilities or services. In Alabama, Georgia, Tennessee and New York, we are required to obtain certificates of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services offered and various other matters. Other states in which we now or may in the future operate may adopt similar legislation. Our costs of obtaining a certificate of need have ranged up to $500,000. Spain also requires prior approval of the construction or expansion of healthcare facilities. In addition, private surgical hospitals in Spain must obtain a number of licenses, including a license to operate a pharmacy or to perform tests using radioactive materials. Although we have not previously been denied a certificate of need, we may not be able to obtain the certificates of need or other required approvals for additional or expanded facilities or services in the future. In addition, at the time we acquire a facility, we may agree to replace or expand the acquired facility. If we are unable to obtain required approvals, we may not be able to acquire additional surgery centers or private surgical hospitals, expand healthcare services we provide at these facilities or replace or expand acquired facilities.

New federal and state legislative and regulatory initiatives relating to patient privacy could require us to expend substantial sums acquiring and implementing new information systems, which could negatively impact our financial results.

        There are currently numerous legislative and regulatory initiatives at the U.S. state and federal levels addressing patient privacy concerns. In particular, the Health Insurance Portability and Accountability Act of 1996 contains provisions that may require us to acquire and implement expensive new computer systems and to adopt business procedures designed to protect the privacy of each of our patient's individual health information. On December 28, 2000, the Department of Health and Human Services released the final health privacy regulations, which generally require compliance by April 14, 2003. Proposed regulations addressing standards for the security of health information were issued by the Department of Health and Human Services on August 12, 1998. These regulations are expected to have a financial impact on the healthcare industry because they impose extensive new requirements and restrictions on the use and disclosure of identifiable patient information. We estimate the total cost of these systems and procedures to be $175,000. However, because of the proposed nature of the security regulations, we cannot predict the total financial or other impact of these regulations on our business and compliance with these regulations could require us to spend substantial sums, which could negatively impact our financial results. We believe that we are in material compliance with existing state and federal regulations relating to patient privacy. However, if we fail to comply with the newly released regulations, we could suffer civil penalties up to $25,000 per calendar year for each violation and criminal penalties with fines up to $250,000.

If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations.

        We are subject to many laws and regulations at the federal, state and local government levels in the domestic and European jurisdictions in which we operate. These laws and regulations require that our healthcare facilities meet various licensing, certification and other requirements, including those relating to:

  •
  physician ownership of our domestic facilities;

  •
  the adequacy of medical care, equipment, personnel, operating policies and procedures;

  •
  maintenance and protection of records; and

  •
  environmental protection.

        We believe that we are in material compliance with applicable laws and regulations. However, if we fail or have failed to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored healthcare programs. A number of initiatives have been proposed during the past several years to reform various aspects of the healthcare system, both domestically and in the European jurisdictions in which we operate. In the future, different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. Current or future legislative initiatives or government regulation may have a material adverse effect on our operations or reduce the demand for our services.

        In pursuing our growth strategy, we may expand our presence into new geographic markets, including additional foreign countries. In entering a new geographic market, we will be required to comply with laws and regulations of jurisdictions that may differ from those applicable to our current operations. If we are unable to comply with these legal requirements in a cost-effective manner, we may be unable to enter new geographic markets.

If a federal or state agency asserts a different position or enacts new laws or regulations regarding illegal remuneration under the Medicare or Medicaid programs, we may be subject to civil and criminal penalties, experience a significant reduction in our revenues or be excluded from participation in the Medicare and Medicaid programs.

        The federal Anti-Kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring items or services payable by Medicare, Medicaid, or any other federally funded healthcare program. Additionally, the Anti-Kickback Statute prohibits any form of remuneration in return for purchasing, leasing, or ordering or arranging for or recommending the purchasing, leasing or ordering of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000 and civil penalties of up to $50,000 for each violation, plus three times the remuneration involved or the amount claimed and exclusion from participation in the Medicare and Medicaid programs. The exclusion, if applied to our surgery centers or private surgical hospitals, could result in significant reductions in our revenues which could have a material adverse effect on our business.

        In July 1991, the Department of Health and Human Services issued final regulations defining various "safe harbors." Two of the safe harbors issued in 1991 apply to business arrangements similar to those used in connection with our surgery centers and private surgical hospitals: the "investment interest" safe harbor and the "personal services and management contracts" safe harbor. However, the structure of the limited partnerships and limited liability companies operating our surgery centers and private surgical hospitals, as well as our various business arrangements involving physician group practices, do not satisfy all of the requirements of either safe harbor. Therefore, our business arrangements with our surgery centers, private surgical hospitals and physician groups do not qualify for "safe harbor" protection from government review or prosecution under the Anti-Kickback Statute. Since there is no legal requirement that transactions with referral sources fit within a safe harbor, a business arrangement that does not substantially comply with the relevant safe harbor is not necessarily illegal under the Anti-Kickback Statute.

        On November 19, 1999, the Department of Health and Human Services promulgated final regulations creating additional safe harbor provisions, including a safe harbor that applies to physician ownership of or investment interests in surgery centers. The surgery center safe harbor protects four types of investment arrangements: (1) surgeon-owned surgery centers; (2) single-specialty surgery centers; (3) multi-specialty surgery centers; and (4) hospital/physician surgery centers. Each category has its own requirements with regard to what type of physician may be an investor in the surgery center. In addition to the physician investor, the categories permit an "unrelated" investor, who is a person or entity that is not in a position to provide items or services related to the surgery center or its investors. Our business arrangements with our surgery centers typically consist of one of our subsidiaries being an investor in each limited partnership or limited liability company that owns the surgery center, in addition to providing management and other services to the surgery center. As a result, these business arrangements do not comply with all the requirements of the surgery center safe harbor, and, therefore, are not immune from government review or prosecution.

        Although we believe that our business arrangements do not violate the Anti-Kickback Statute, a government agency or a private party may assert a contrary position. Additionally, new domestic federal or state laws may be enacted that would cause our relationships with the physician investors to become illegal or result in the imposition of penalties against us or our facilities. If any of our business arrangements with physician investors were deemed to violate the Anti-Kickback Statute or similar laws, or if new domestic federal or state laws were enacted rendering these arrangements illegal, our business could be adversely affected.

If physician self-referral laws are interpreted differently or if other legislative restrictions are issued, we could incur a significant loss of reimbursement revenues.

        The U.S. federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician's immediate family has a financial relationship with the entity. The original Stark Law, commonly known as Stark I, only addressed referrals involving clinical laboratory services. However, in 1995 additional legislation, commonly known as Stark II, expanded the ban on self-referrals by adding the following services to the definition of "designated health services": physical therapy services; occupational therapy services; radiology services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics, and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services.

        The Department of Health and Human Services issued a portion of the Stark II final rule, which it called "Phase I," on January 4, 2001. The Phase I regulations, which generally took effect on January 4, 2002, address some of the ownership and investment interest exceptions and compensation arrangement exceptions found in the Stark Law. Phase II of the final rule will address, among other things, any comments made in response to the Phase I final rule, the remaining ownership and investment interest exceptions and compensation arrangement exceptions, the reporting requirements, sanctions and the Stark Law's application to the Medicaid program. Under current regulations interpreting Stark I and under the Phase I regulations, services that would otherwise constitute designated health services, but that are paid by Medicare as part of the surgery center payment rate, are not designated health services for purposes of the Stark Law.

        In addition, we believe that physician ownership of surgery centers is not prohibited by similar self-referral statutes enacted at the state level. However, the Stark Law and similar state statutes are subject to different interpretations with respect to many important provisions. Violations of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Exclusion of our surgery centers or private surgical hospitals from these programs through future judicial or agency interpretation of existing laws or additional legislative restrictions on physician ownership or investments in healthcare entities could result in significant loss of reimbursement revenues.

        In Spain, there is legislation which prohibits physicians who have contracted with the Spanish public healthcare system on an exclusive basis from rendering services in a private hospital. Spanish legislation also prohibits physicians rendering services within the Spanish public healthcare system on a non-exclusive basis from rendering services to Spanish public healthcare system patients in private hospitals such as ours. Violations of these laws could result in administrative fines or termination of our alliance with the Spanish public healthcare system. If the physicians who use our Spanish facilities violate these regulations and their or our contracts are terminated with the Spanish public healthcare system, preventing them from continuing to use our facilities, we could experience a significant loss of revenues in Spain.

If laws governing the corporate practice of medicine change, we may be required to restructure some of our domestic relationships which may result in significant costs to us and divert other resources.

        The laws of various domestic jurisdictions in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. We are not required to obtain a license to practice medicine in any jurisdiction in which we own or operate a surgery center or private surgical hospital because our facilities are not engaged in the practice of medicine. The physicians who utilize our facilities are individually licensed to practice medicine. In most instances, the physicians and physician group practices performing medical services at our facilities do not have investment or business relationships with us other than through the physicians' ownership interests in the partnerships or limited liability companies that own and operate our facilities and the service agreements we have with some of those physicians.

        As a result of our acquisition of OrthoLink, we provide management services to a number of physicians and physician group practices affiliated with OrthoLink. Although we believe that our arrangements with these and other physicians and physician group practices comply with applicable laws, a government agency charged with enforcement of these laws, or a private party, might assert a contrary position. If our arrangements with these physicians and physician group practices were deemed to violate state corporate practice of medicine, fee-splitting or similar laws, or if new laws are enacted rendering our arrangements illegal, we may be required to restructure these arrangements, which may result in significant costs to us and divert other resources.

If our designees for ownership at New York facilities are not approved or if our operations in New York are found to not be in compliance with New York law, we may be unable to continue or expand our operations in New York.

        New York law requires that corporations have natural persons as stockholders in order to be approved by the New York Department of Health as licensed healthcare facilities. Accordingly, we are not able to own interests in a partnership or limited liability company that owns an interest in a New York healthcare facility and may only operate a facility in New York if our designee for ownership of the facility is approved by the New York Department of Health. The New York Department of Health may determine that our relationship with our designee for ownership of the Day-Op Center of Long Island is not in compliance with New York law. New York law also prohibits any unauthorized delegation of management authority by a licensed healthcare facility. The law does permit a licensed facility to obtain various services from non-licensed entities; however, it is not clear what types of delegation constitute a violation. Further, New York regulatory authorities may not approve our agreement for a strategic relationship with Mt. Sinai Health System. Although we believe that our operations and relationships in New York are in compliance with these New York laws, if New York regulatory authorities or a third party asserts a contrary position, we may be unable to continue or expand our operations in New York.

If domestic regulations change, we may be obligated to purchase some or all of the ownership interests of the physicians affiliated with us.

        Upon the occurrence of various fundamental regulatory changes, we will be obligated to purchase some or all of the ownership interests of the physicians affiliated with us in the limited partnerships or limited liability companies that own and operate our surgery centers and private surgical hospitals. The regulatory changes that could create this obligation include changes that:

  •
  make illegal the referral of Medicare or other patients to our surgical facilities by physicians affiliated with us;

  •
  create the substantial likelihood that cash distributions from the limited partnerships or limited liability companies through which we operate our surgical facilities to physicians affiliated with us would be illegal; or

  •
  make illegal the ownership by the physicians affiliated with us of interests in the partnerships or limited liability companies through which we own and operate our surgical facilities.

At this time, we are not aware of any regulatory amendments or proposed changes that would trigger this obligation. Some of our limited partnership and limited liability company agreements allow us to use shares of our common stock as consideration for the purchase of a physician's ownership interest. The use of shares of our common stock for that purpose would dilute the ownership interests of our common stockholders. In the event that we are required to purchase all of the physicians' ownership interests and our common stock does not maintain a sufficient valuation, we could be required to use our cash resources for the acquisitions, the total cost of which we estimate to be up to $40 million. The creation of these obligations and the possible termination of our affiliation with these physicians could have a material adverse effect on us.

If we become subject to significant legal actions, we could be subject to substantial uninsured liabilities.

        In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. We do not employ any of the physicians who conduct surgical procedures at our facilities and the governing documents of each of our surgery centers require physicians who conduct surgical procedures at our surgery centers to maintain stated amounts of insurance. Additionally, to protect us from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe to be appropriate for our operations. Currently, in the United States, we maintain professional liability insurance that provides coverage on a claims made basis of $1.0 million per incident and $3.0 million in annual aggregate amount per facility. We also maintain general liability insurance coverage of $1.0 million per occurrence and $2.0 million in annual aggregate amount per facility, as well as business interruption insurance and property damage insurance. In addition, we maintain umbrella liability insurance in the aggregate amount of $10.0 million. In the United Kingdom, we maintain general public insurance in the amount of $5.0 million, malpractice insurance in the amount of $3.0 million and property and business interruption insurance. In Spain, we maintain property damage insurance in the amount of $30.0 million and general liability insurance coverage of $550,000 per accident and victim per year per facility and $2.2 million at the group level. However, our insurance coverage may not cover all claims against us or continue to be available at a cost allowing us to maintain adequate levels of insurance. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, we could be adversely affected.

If we are unable to effectively compete for physicians, strategic relationships, acquisitions and managed care contracts, our business could be adversely affected.

        The healthcare business is highly competitive. We compete with other healthcare providers, primarily hospitals, in recruiting physicians and contracting with managed care payors in each of our markets. In Spain and the United Kingdom, we also compete with these countries' national health systems in our recruitment of healthcare professionals. There are major unaffiliated hospitals in each market in which we operate. These hospitals have established relationships with physicians and payors. In addition, other companies either are currently in the same or similar business of developing, acquiring and operating surgery centers and private surgical hospitals or may decide to enter our business. Many of these companies have greater financial, research, marketing and staff resources than we do. We may also compete with some of these companies for entry into strategic relationships with healthcare systems and healthcare professionals. If we are unable to compete effectively with any of these entities, we may be unable to implement our business strategies successfully and our business could be adversely affected.

Because we have a limited operating history and our senior management has been key to our growth, we may be adversely affected if we lose any member of our senior management.

        We are highly dependent on our senior management, including Donald E. Steen, our chairman and chief executive officer, and William H. Wilcox, our president. Although we have employment agreements with Mr. Steen and Mr. Wilcox, we do not maintain "key man" life insurance policies on any of our officers. Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on us.

We may have a special legal responsibility to the holders of ownership interests in the entities through which we own surgical facilities, and that responsibility may prevent us from acting solely in our own best interests or the interests of our stockholders.

        Our ownership interests in surgery centers and private surgical hospitals generally are held through limited partnerships or limited liability companies. We typically maintain an interest in a limited partnership or limited liability company in which physicians or physician practice groups hold limited partnership or membership interests. As general partner or manager of these entities, we may have a special responsibility, known as a fiduciary duty, to manage these entities in the best interests of the other interest holders. We also have a duty to operate our business for the benefit of our stockholders. As a result, we may encounter conflicts between our responsibility to the other interest holders and our responsibility to our stockholders. For example, we have entered into management agreements to provide management services to all but two of our domestic surgery centers in exchange for a fee. Disputes may arise as to the nature of the services to be provided or the amount of the fee to be paid. In these cases, we are obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests or the interests of our stockholders. Disputes may also arise between us and our affiliated physicians with respect to a particular business decision or regarding the interpretation of the provisions of the applicable limited partnership agreement or limited liability company agreement. If we are unable to resolve a dispute on terms favorable or satisfactory to us, our business may be adversely affected.

We do not have exclusive control over the distribution of revenues from some of our domestic operating entities and may be unable to cause all or a portion of the revenues of these entities to be distributed.

        All of the domestic surgery centers in which we have ownership interests are limited partnerships or limited liability companies in which we own, directly or indirectly, general partnership or managing member interests. Our limited partnership and limited liability company agreements, which are typically with the physicians who perform procedures at our surgery centers, usually provide for the quarterly distribution of net revenues from operations, less amounts used for expenses and working capital. We generally control the entities that function as the general partner of the limited partnerships or the managing member of the limited liability companies through which we conduct operations. However, we do not have exclusive control in some instances over the amount of net revenues distributed from some of our operating entities. If we are unable to cause sufficient revenues to be distributed from one or more of these entities, our relationships with the physicians who have an interest in these entities may be damaged and we could be adversely affected. We may not be able to resolve favorably any dispute regarding revenue distribution or other matters with a healthcare system with which we share control of one of these entities. Further, the failure to resolve a dispute with these healthcare systems could cause the entity we jointly control to be dissolved.

Because affiliated stockholders together own a large percentage of our common stock, they are able to exert significant influence over all matters submitted to our stockholders for approval, regardless of the preferences of our other stockholders.

        Our officers, directors and affiliated entities together beneficially own approximately 36% of our outstanding common stock. Accordingly, these stockholders are able to exert significant influence over:

  •
  the election of our board of directors;

  •
  our management and policies; and

  •
  the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

These stockholders are also able to exert significant influence over a change in control of our company or an amendment to our certificate of incorporation or bylaws. Their interests may conflict with the interests of other holders of common stock and they may take actions affecting us with which you disagree.

Provisions of our charter documents, Delaware law and our stockholder rights plan could discourage a takeover you may consider favorable or the removal of our current management.

        Some provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that you may consider favorable or the removal of our current management. These provisions:

  •
  authorize the issuance of "blank check" preferred stock;

  •
  provide for a classified board of directors with staggered, three-year terms;

  •
  prohibit cumulative voting in the election of directors;

  •
  prohibit our stockholders, at any time after Welsh, Carson, Anderson & Stowe and its affiliates own less than 25% of our common stock, from acting by written consent without the approval of our board of directors;

  •
  limit the persons who may call special meetings of stockholders; and

  •
  establish advance notice requirements for nominations for election to the board of directors or for proposing matters to be approved by stockholders at stockholder meetings.

        In addition, our certificate of incorporation prohibits the amendment of many of these provisions in our certificate of incorporation by our stockholders unless the amendment is approved by the holders of at least 80% of our shares of common stock.

        Delaware law may also discourage, delay or prevent someone from acquiring or merging with us. In addition, purchase rights distributed under our stockholder rights plan will cause substantial dilution to any person or group attempting to acquire us without conditioning the offer on our redemption of the rights. As a result, our stock price may decrease and you might not receive a change of control premium over the then-current market price of the common stock.

Item 2. Properties

        The response to this item is included in Item 1.

Item 3. Legal Proceedings

        From time to time, we may be named a party to legal claims and proceedings in the ordinary course of business. We are not aware of any claims or proceedings against us or our subsidiaries that might have a material adverse impact on us.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Market for Common Stock.    On June 8, 2001, our common stock commenced trading on the Nasdaq National Market under the symbol "USPI." As of March 15, 2002, there were approximately [330] record holders of our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Fourth Quarter 2001	$22.10	$14.87
June 8, 2001 to September 30, 2001	$25.30	$15.00

        We have not declared or paid any dividends on our common stock and do not anticipate doing so in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. The payment of any future dividends will be at the discretion of our board of directors and will depend on:

  •
  any applicable contractual restrictions limiting our ability to pay dividends;
  •
  our earnings;
  •
  our financial condition;
  •
  our ability to fund our capital requirements; and
  •
  other factors our board deems relevant.

        Our credit facilities and the indenture governing our Senior Subordinated Notes currently place restrictions on our ability to pay cash dividends on our common stock.

        Recent Sales of Unregistered Securities.    The following information relates to all securities issued of sold by us in 2001, as adjusted to reflect our one for three reverse stock split completed on June 7, 2001, that were not registered under the Securities Act. Each of the transactions described below was conducted in reliance upon the exemptions from registration provided in Rule 701 promulgated under Section 3(b) of the Securities Act and Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, Each of the transactions described below was completed prior to the completion of our initial public offering on June 8, 2001.

        On January 31, 2001, we sold 27,615 shares of Class B Common Stock to HDT, S.C. in exchange for $45,306 in cash and a promissory note in the principal amount of $244,655.

        Effective as of February 1, 2001, we issued stock options to William H. Wilcox to purchase 66,666 shares of our common stock at an exercise price equal to the initial public offering price of the common stock.

        On February 12, 2001, we issued 3,377,651 shares of our common stock to the shareholders of OrthoLink in connections with our acquisition of OrthoLink. In addition, effective as of March 1, 2001, we assumed options to purchase shares of OrthoLink common stock that we converted into options to purchase 604,663 shares of our common stock with exercise prices ranging from $2.55 to $25.44 per share.

Item 6. Selected Consolidated Financial Data

        The selected consolidated statement of operations data set forth below for the period from February 27, 1998 (inception) through December 31, 1998 and the years ended December 31, 1999, 2000 and 2001, and the consolidated balance sheet data at December 31, 1998, 1999, 2000 and 2001, are derived from our consolidated financial statements, which have been audited by KPMG LLP, independent auditors.

        The historical results presented below are not necessarily indicative of results to be expected for any future period. The comparability of the financial and other data included in the table is affected by our acquisition of OrthoLink on February 12, 2001 and of Aspen Healthcare Holdings Limited on April 6, 2000 as well as other acquisitions completed since our inception. For a more detailed explanation of this financial data, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

	Period from February 27, 1998 (inception) through December 31, 1998	Year Ended December 31,
		1999	2000	2001
	(In Thousands, Except Per Share and Facility Data)
Consolidated Statement of Operations Data:
Total revenues	$20,572	$70,413	$138,408	$244,368
Operating expenses excluding depreciation and amortization	22,788	65,635	116,621	184,478
Depreciation and amortization	2,015	7,875	14,138	26,116

Operating income (loss)	(4,231)	(3,097)	7,649	33,774
Other income (expense):
Interest income	722	329	912	852
Interest expense	(497)	(3,145)	(12,540)	(18,120)
Other	(246)	(362)	(782)	146

Income (loss) before minority interest	(4,252)	(6,275)	(4,761)	16,652
Minority interest in (income) loss of consolidated subsidiaries	23	(118)	(2,332)	(7,558)
Net income (loss) before extraordinary items	(3,928)	(6,844)	(8,163)	7,663
Extraordinary items, net of taxes(b)	—	—	—	(4,913)
Net income (loss) attributable to common stockholders(a)	$(4,356)	$(8,540)	$(14,134)	$66
Share Data:
Net income (loss) attributable to common stockholders:
Basic earnings (loss) per share:
Net income (loss) before extraordinary items	$(1.29)	$(1.17)	$(1.80)	$0.27
Extraordinary items	—	—	—	(0.27)
Total	$(1.29)	$(1.17)	$(1.80)	$—
Diluted earnings (loss) per share:
Net income (loss) before extraordinary items	$(1.29)	$(1.17)	$(1.80)	$0.26
Extraordinary items	—	—	—	(0.26)
Total	$(1.29)	$(1.17)	$(1.80)	$—
Weighted average number of common shares:
Basic	3,366	7,308	7,850	18,380
Diluted	3,366	7,308	7,850	19,291
Other Data:
Number of facilities operated as of the end of period	16	28	33	49
EBITDA(c)	$(2,216)	$4,778	$21,787	$59,890
EBITDA less minority interests(c)	(2,193)	4,660	19,455	52,332

	As of December 31,
	1998	1999	2000	2001
	(Dollars in Thousands)
Consolidated Balance Sheet Data:
Working capital	$18,490	$10,461	$(58,213)	$40,285
Cash and cash equivalents	4,965	3,716	3,451	33,881
Total assets	124,792	176,703	330,396	556,857
Total debt	11,675	72,684	187,767	238,681
Redeemable preferred stock	34,344	36,040	32,819	—
Total stockholders' equity	52,103	36,571	48,797	226,527

(a)
Includes preferred stock dividends of $428, $1,696, $5,971 and $2,684 for the period from February 27, 1998 (inception) through December 31, 1998 and the years ended December 31, 1999, 2000 and 2001, respectively. No common stock dividends were declared or paid in any period.

(b)
Represents extraordinary charge for expenses related to the early retirement of debt with the proceeds of the Company's senior subordinated debt offering.

(c)
EBITDA is calculated as operating income plus depreciation and amortization. EBITDA should not be considered in isolation or as a substitute for net income (loss), operating income (loss), cash flows provided by operating activities or any other measure of operating performance calculated in accordance with generally accepted accounting principles. EBITDA is widely used by financial analysts as a measure of financial performance. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and our consolidated financial statements and related notes included elsewhere in this report.

Overview

        We were organized in February 1998 and we operate surgery centers and private surgical hospitals in the United States, Spain and the United Kingdom. We began operations on February 27, 1998, and our first acquisition was of one hospital and a group of clinics located in Barcelona, Spain in April 1998. We have grown through the acquisition of additional facilities in Spain, the United States and the United Kingdom as well as the development of new facilities in the United States. We have ownership interests in 35 surgery centers and one private surgical hospital and manage or operate through consulting agreements three additional surgery centers in the United States. Also in the United States, we own interests in and will operate three surgery centers and one private surgical hospital that are currently under construction. In Spain, we own and operate seven private surgical hospitals (including one that was acquired subsequent to December 31, 2001), two surgery centers and a diagnostic facility. In the United Kingdom, we own and operate two private surgical hospitals and are developing a cancer treatment center. For the year ended December 31, 1999, our first full year in operation, we generated $70.4 million of revenues, a $3.1 million operating loss and $4.7 million of EBITDA less minority interest. For the year ended December 31, 2001, our revenues had grown to $244.4 million, we generated $33.8 million of operating income and our EBITDA less minority interests had grown to $52.3 million.

Critical Accounting Policies

        Management of the Company is required to make certain estimates and assumptions during the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Certain of our accounting policies and estimates have a more significant impact on our financial statements than others, due to the size of the underlying financial statement elements.

Consolidation

        Our determination of the appropriate consolidation method to follow with respect to our investments in subsidiaries is based on the amount of control we have, combined with our ownership level, in the underlying entity. Our consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other subsidiaries over which we have control. Our investments in subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control (including subsidiaries where we have less than 20% ownership) are accounted for on the equity method. All of our other investments are accounted for on the cost method.

        Accounting for an investment as either consolidated versus equity method generally has no impact on our net income or stockholders' equity in any accounting period, but does impact individual income statement and balance sheet balances, as consolidation effectively grosses up our income statement and balance sheet. However, if control or influence aspects of an equity method investment were different, it could result in us being required to account for an investment by consolidation or using the cost method. Under the cost method, the investor only records its share of the underlying entity's earnings to the extent that it received dividends or distributions from the investee. Under the cost method, the investor does not record its share of income or losses of the investee. Conversely, under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity's net income or loss based on its ownership percentage. At December 31, 2001, $0.2 million of the Company's total investment in unconsolidated affiliates of $12.3 million relates to investments that are accounted for using the cost method and the remaining $12.1 million represents investments in unconsolidated affiliates accounted for using the equity method.

Revenue Recognition

        We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which has four basic criteria that must be met before revenue is recognized:

  •
  Existence of persuasive evidence that an arrangement exists;

  •
  Delivery has occurred or services have been rendered;

  •
  The seller's price to the buyer is fixed and determinable; and

  •
  Collectibility is reasonably assured.

Our revenue recognition policies are consistent with these criteria. Our revenues that are subject to the most judgment are those patient service revenues that are not generated under contracted or government mandated fee schedules or discount arrangements. Approximately 15% of our net revenues for the year ended December 31, 2001 were generated by noncontracted and nongovernment payors. The allowances that we record for these revenues are based on our best estimates of expected actual reimbursement based primarily on historical collections for similar transactions.

  Income Taxes

        Management accounts for income taxes under the asset and liability method. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. If, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized, deferred tax assets are reduced by a valuation allowance.

Acquisitions, Equity Investments and Development Projects

        In February 2002, we acquired a surgical hospital in Murcia, Spain for a total consideration of approximately $7.3 million in cash (of which $6.6 million will be paid upon the consummation of the acquisition and $0.7 million will be paid on the first anniversary of the consummation of the acquisition), approximately $0.3 million in assumed debt and approximately $12.4 million in assumed capital lease obligations.

        During the fourth quarter of 2001, we acquired ownership interests in four surgery centers through separate transactions, expanding to three additional markets in the U.S. In October 2001, we acquired a 66% interest in a surgical facility in Sarasota, Florida for a total consideration of approximately $3.4 million in cash and approximately $1.3 million in assumed debt. During November 2001, we completed two acquisitions:(1) an 80% interest in a surgical facility in West Covina, California (Los Angeles area) for a total consideration of approximately $10.8 million in cash and approximately $1.2 million in assumed debtand (2) an 83% interest in a surgical facility in Fredericksburg, Virginia for a total consideration of approximately $6.3 million in cash, a warrant to acquire 25,000 shares of our common stock at a price equal to approximately $16.45 per share and approximately $700,000 in assumed debt. In December 2001, we expanded our presence in the Los Angeles area and acquired a 35% interest in a surgical facility in Torrance, California for a total consideration of approximately $11.0 million.

        During July 2001, we acquired a controlling interest in a surgery center in Fort Worth, Texas for approximately $14.0 million in cash. We had previously operated this surgery center under a management contract. In addition, in July and August 2001, we opened newly developed surgery centers in Knoxville, Tennessee and Lawrenceville, Georgia.

        On February 12, 2001, we completed a merger with OrthoLink. The transaction was funded through the issuance of 3,367,651 shares of our common stock to OrthoLink stockholders. OrthoLink was incorporated in 1996 and, as of February 1, 2001, held a direct or indirect ownership interest in eight surgery centers. We also held an ownership interest in and managed one of these centers. OrthoLink managed six of the eight surgery centers in which it held an ownership interest and managed two additional surgery centers in which it had no ownership interest. OrthoLink also provides specialized management services for hospitals. In addition, OrthoLink has service agreements with 14 physician groups in six states. OrthoLink's physician practice management operations are not, and are not expected to be in the future, a material part of our business.

        In April 2000, we acquired 100% of the outstanding common stock of Aspen Healthcare Holdings Limited that owns and operates two private surgical hospitals in England. We paid approximately $89.2 million in cash for that acquisition, approximately $54.0 million of which we borrowed under a credit agreement denominated in British pounds with a commercial lender. Additionally, during 2000, we acquired two hospitals and a radiology center in Madrid, Spain through three separate transactions. We paid approximately $32.2 million for these three acquisitions, approximately $27.3 million of which we borrowed under a credit agreement denominated in Euros with a commercial lender. Also, during

2000, we opened two newly developed surgery centers in the United States. We have management contracts with and a minority ownership interest in each of these two centers.

        During 1999, we acquired interests in seven surgery centers in the United States and opened three additional newly developed surgery centers. We have management agreements with all of these centers and have ownership interests in nine of the ten, ranging from 10% to 100%. Our total investment related to these centers was approximately $42.1 million, $3.3 million of which we financed through convertible subordinated notes issued to a seller and the remaining $38.8 million of which we paid in cash. Additionally during 1999, we acquired a majority interest in a surgery center in Spain for approximately $1.6 million in cash.

Sources of Revenue

        Revenues primarily include:

  •
  net patient services revenues for the facilities that we consolidate for financial reporting purposes, which are typically those in which we have ownership interests of greater than 50% or maintain effective control;

  •
  management and administrative service fees earned from the non-consolidated facilities that we account for under the equity method of accounting as well as facilities that we operate under management agreements or to which we provide contracted services, but have no ownership; and

  •
  our share of net income of the non-consolidated facilities that we account for under the equity method of accounting. These amounts are included in revenues as these operations are central to our business strategy.

        The following table summarizes our revenues by type as a percentage of total revenue for the periods indicated:

	Years Ended December 31,
	1999	2000	2001
Net patient service revenue	91%	96%	86%
Management and administrative services revenue	7	2	11
Equity in earnings of unconsolidated affiliates	—	1	2
Other income	2	1	1

Total revenue	100%	100%	100%

        The percentage of our total revenues attributable to management and administrative service fees increased to 11% for the year ended December 31, 2001 from 2% for 2000 primarily as a result of the additional revenues associated with managing non-consolidated facilities and the service agreements acquired with the OrthoLink acquisition in February 2001. This percentage decreased to 2% for the year ended December 31, 2000 from 7% for 1999 primarily as a result of the additional patient service revenue from the four surgical hospitals that we acquired in Western Europe during 2000 and that are consolidated for financial reporting purposes.

        The unconsolidated affiliates that we account for under the equity method are limited partnerships or limited liability companies that own operational surgical facilities or surgical facilities that are under development. None of these unconsolidated affiliates provide financing to our other business operations. See "Liquidity and Capital Resources". All of these affiliates that owned facilities that had been open for a year or more at December 31, 2001 generated positive income for the year ended December 31, 2001.

        For the year ended December 31, 2001, approximately 55% of our revenues were generated from operations in the United States and 45% from Western Europe. For 2000 and 1999, respectively, these percentages were 39% and 33% for the United States and 61% and 67% for Western Europe. The increase in the percentage of our revenues generated in the United States and corresponding decrease in Western Europe as compared to the prior two years resulted from the concentration of our development and acquisition activities in the United States during 2001. We continue to evaluate acquisition and development opportunities in all three countries in which we currently operate as well as in other selected nations in Western Europe.

Results of Operations

        The following table summarizes certain statements of operations items expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	1999	2000	2001
Total revenues	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	93.2	84.3	75.5

EBITDA	6.8	15.7	24.5
Minority interest in income of consolidated subsidiaries	0.2	1.7	3.1
Depreciation and amortization	11.2	10.2	10.7
Interest and other expense, net	4.5	9.0	7.0

Income (loss) before income taxes	(9.1)	(5.2)	3.7
Income tax expense	(0.6)	(0.7)	(0.6)

Income (loss) before extraordinary items	(9.7)%	(5.9)%	3.1%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Revenues increased by $106.0 million, or 77%, to $244.4 million for the year ended December 31, 2001 from $138.4 million for the year ended December 31, 2000. Of this increase in revenues, $59.0 million was contributed by facilities acquired since December 31, 2000, of which $48.1 million was contributed by OrthoLink. An additional $10.2 million was attributable to revenue generated in the first quarter of fiscal 2001 by the two hospitals in the United Kingdom. These hospitals were acquired on April 6, 2000. The exchange rates of the European currencies to the U.S. dollar were lower during the year ended December 31, 2001 as compared to the prior year, resulting in a negative impact of $2.5 million on year over year revenues for the facilities in Western Europe that were owned in both 2001 and 2000 ("same store" facilities). Absent this foreign exchange impact, same store facilities in Western Europe contributed $9.3 million more to consolidated revenue in the year ended December 31, 2001 as compared to 2000. The remaining increase in revenues was contributed by same store U.S. facilities, which performed approximately 18% more cases in the year ended December 31, 2001 as compared to 2000.

        Operating expenses, excluding depreciation and amortization, increased by $67.9 million, or 58%, to $184.5 million for the year ended December 31, 2001 from $116.6 million for 2000. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 75.5% for the year ended December 31, 2001 from 84.3% for 2000, primarily as a result of improved economies of scale as we expanded.

        EBITDA less minority interest increased $32.9 million, or 169%, to $52.3 million for the year ended December 31, 2001 from $19.5 million for 2000. Of this increase in EBITDA less minority interest, $20.4 million was contributed by facilities acquired since December 31, 2000. EBITDA less minority interest, as a percentage of revenues, increased to 21.4% for the year ended December 31, 2001 from 14.1% for 2000, primarily as a result of an improvement of operating margins at our facilities operated in joint ventures with healthcare systems and the leveraging of our corporate overhead expenses over the increased revenue.

        Depreciation and amortization increased $12.0 million, or 85%, to $26.1 million for the year ended December 31, 2001 from $14.1 million for 2000 as a result of amortization of the goodwill and other intangibles and depreciation of the additional property and equipment associated with the acquisitions completed during 2000 and 2001. Depreciation and amortization, as a percentage of revenues, increased to 10.7% for the year ended December 31, 2001 from 10.2% for 2000, primarily as a result of the amortization of management contracts and other intangibles associated with the OrthoLink acquisition. In accordance with a preadoption requirement of SFAS No. 142, we did not amortize goodwill resulting from acquisitions consumated after June 30, 2001.

        Interest expense, net of interest income, increased 49% to $17.3 million for the year ended December 31, 2001 from $11.6 million for 2000, primarily as a result of the debt assumed in connection with the OrthoLink acquisition and additional borrowings to finance other acquisitions during 2000 and 2001.

        Provision for income taxes was $1.4 million for the year ended December 31, 2001 and $1.1 million for 2000. Our tax provision for both years consists primarily of taxes on income generated in the U.K., Spanish taxes on the income of entities that were not eligible for inclusion in the consolidated tax group in that country and state income taxes in the U.S. As of December 31, 2001, the benefit of essentially all U.S. net operating losses that were not subject to significant change in control limitations have been recognized in our financial statements and we expect our effective tax rate in future periods will more closely approximate statutory rates.

        Net income before extraordinary items was $7.7 million for the year December 31, 2001 as compared to a net loss of $8.2 million for 2000. This $15.9 million improvement primarily results from the increased revenues and improved economies of scale related to expenses discussed above.

        We recorded an extraordinary charge of $4.9 million, net of tax benefits of $2.6 million, in 2001 as a result of the early termination of our credit facility in Spain and the retirement of the Senior Subordinated Notes of USP Domestic Holdings, Inc., one of our wholly-owned subsidiaries, with the proceeds of our $150 million senior subordinated debt offering. The items included in the extraordinary charge consisted primarily of unamortized debt issuance costs of the Spain credit facility and unamortized discount related to the Senior Subordinated Notes.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        Revenues increased by $68.0 million, or 97%, to $138.4 million for the year ended December 31, 2000 from $70.4 million for the year ended December 31, 1999. Of this increase in revenues, $38.1 million was contributed by facilities we acquired during 2000, of which $26.2 million was generated by the two hospitals we acquired in the United Kingdom in April 2000, $11.9 million was generated by two facilities we acquired in Spain in March 2000 and November 2000. The exchange rate of the Euro to the U.S. dollar declined during 2000, resulting in a negative impact of $6.4 million on same store revenues for the facilities in Spain relative to 1999. Excluding this foreign exchange impact, same store facilities in Spain contributed $46.7 million to consolidated revenues in 2000, an increase of $6.1 million over 1999. The remaining increase in revenues was contributed by U.S. facilities.

        Operating expenses, excluding depreciation and amortization, increased by $51.0 million, or 78%, to $116.6 million for the year ended December 31, 2000 from $65.6 million for the year ended December 31, 1999. Operating expenses as a percentage of revenues decreased to 84.3% for the year ended December 31, 2000 from 93.2% for the year ended December 31, 1999, primarily as a result of leveraging our corporate overhead expenses over the increased revenue contributed by our facilities.

        EBITDA less minority interest increased $14.8 million, or 317%, to $19.5 million for the year ended December 31, 2000 from $4.7 million for the year ended December 31, 1999. EBITDA less minority interest, as a percentage of revenues, increased to 13.9% for the year ended December 31, 2000 from 6.6% for the year ended December 31, 1999, primarily as a result of leveraging our corporate overhead expenses over the increased revenue contributed by our facilities.

        Depreciation and amortization increased to $14.1 million, or 80%, for the year ended December 31, 2000 from $7.9 million for the year ended December 31, 1999, as a result of the amortization of goodwill and the depreciation of property and equipment we acquired during 1999 and 2000. Depreciation and amortization, as a percentage of revenues, decreased to 10.2% for the year ended December 31, 2000 from 11.2% for the year ended December 31, 1999.

        Interest expense, net of interest income, increased 313% to $11.6 million for the year ended December 31, 2000 from $2.8 million for the year ended December 31, 1999. Of the $8.8 million increase, approximately $6.6 million related to borrowings to finance acquisitions in Spain and the United Kingdom and the remainder of the increase was incurred in the U.S. as a result of the additional subordinated and commercial long-term debt incurred to finance acquisitions.

        Provision for income taxes increased 138% to $1.1 million for the year ended December 31, 2000 from $0.5 million for the year ended December 31, 1999. The $0.6 million increase resulted from taxable income in certain of our subsidiaries. Income tax regulations in Spain do not allow pretax losses from one legal entity to offset pretax income in other entities until common ownership at certain levels exists for a specified period of time. Additionally, in some instances, state income tax regulations in the U.S. prevent this type of offsetting for state income tax purposes. Accordingly, we have incurred income tax expense in spite of our consolidated operating losses.

        Net loss increased by $1.3 million, or 19%, to $8.2 million for the year ended December 31, 2000 from $6.8 million for the year ended December 31, 1999 primarily as a result of the increases in depreciation and amortization and interest expense discussed above.

Liquidity and Capital Resources

        In December 2001, our wholly-owned subsidiary, United Surgical Partners Holdings, Inc., issued $150 million of Senior Subordinated Notes and received approximately $143.5 million in net proceeds, after deducting the initial purchasers' discount and the expenses of that offering. We used those proceeds to finance the repayment of the outstanding indebtedness under our domestic credit facility and our credit facility in Spain, the redemption of the outstanding 10% senior subordinated notes of our subsidiary, USP Domestic Holdings, Inc., and the redemption of the outstanding shares of our Series D redeemable preferred stock. The balance of the proceeds received are being used for general corporate purposes, including acquisitions and the repayment of certain working capital lines of credit in Spain. Concurrently with the consummation of the offering of the notes, we entered into our amended and restated credit facility with a group of commercial lenders providing us with the ability to borrow up to $85.0 million to be used for acquisitions and general corporate purposes in the United States and Spain and by any new subsidiary that becomes a guarantor of the facility. A total of $10 million of borrowings under the facility may be used by subsidiaries that are not guarantors, including in the United Kingdom. Borrowings under our amended and restated credit facility mature on December 19, 2004. As of December 31, 2001, no borrowings were outstanding under this facility and approximately $31.2 million was available for borrowing based on actual reported consolidated financial results. Availability under the facility is based upon pro forma EBITDA including EBITDA from acquired entities. Assuming historical purchase multiples of annual EBITDA of potential acquisition targets, the entire $85.0 would be available for borrowing to finance acquisitions as of December 31, 2001.

        On June 13, 2001, we received net proceeds of $130.7 million from an initial public offering of 10,350,000 shares of our common stock, which included 1,350,000 shares attributable to the underwriters' exercise of their over-allotment option. Net proceeds of the offering were used to redeem $33.7 million of redeemable preferred stock and repay $91.3 million of bank indebtedness. The remaining $5.7 million, together with borrowings under USP Domestic Holdings' domestic credit facility, were used to acquire a controlling interest in a surgery center in Fort Worth, Texas.

        During the year ended December 31, 2001, we generated $40.6 million of cash flows from operations as compared to $11.0 million during 2000 and $4.2 million during 1999. During the year ended December 31, 2001, our net cash required for investing activities was $82.6 million, consisting primarily of $57.4 million for the purchase of businesses and $25.8 million for the purchase of property and equipment. The $57.4 million primarily represents purchases of new businesses, net of cash acquired, and incremental investments in unconsolidated affiliates, including the acquisition of majority interests in five surgery centers during the second half of 2001 for a total of $36.5 million. Approximately $4.6 million of the property and equipment purchases related to ongoing development projects. The $82.6 million of cash required for investing activities was funded with the cash flows from operations noted above and borrowings under our credit facilities, which were subsequently repaid with the proceeds from our stock and debt offerings. Net cash provided during the year ended December 31, 2001 by financing activities totaled $72.4 million and resulted primarily from proceeds of stock and debt offerings aggregating $304.6 million less debt repayments of $277.7 million and payments of dividends and redemption of redeemable preferred stock of $54.9 million. Cash and cash equivalents were $33.9 million at December 31, 2001 as compared to $3.5 million at December 31, 2000 and net working capital was $40.3 million at December 31, 2001 as compared to negative working capital of $58.2 million in the prior year.

        The indenture governing the new notes and our amended and restated credit facility contain various restrictive covenants including covenants that limit our and certain of our subsidiaries' ability to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock.

        The credit agreement in the United Kingdom provides for total borrowings of £42.0 million (approximately $61.1 million as of December 31, 2001) under three separate facilities. At December 31, 2001, total outstanding borrowings under the United Kingdom credit facility were approximately $35.4 million and approximately $17.6 million was available for borrowings. The United Kingdom credit facility specifies that of this available amount, $10.2 million be used not later than September 30, 2003 to retire demand notes payable we owe to the former owners of our two hospitals in the United Kingdom. Borrowings under the United Kingdom credit facility bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. We pledged the capital stock of our U.K. subsidiaries to secure borrowings under the United Kingdom credit facility. We were in compliance with all covenants under our credit agreements as of December 31, 2001.

        Our obligations under debt and lease contracts as of December 31, 2001 may be summarized as follows:

	Payments Due by Period (In Thousands)
Contractual Cash Obligations	Total	Within 1 year	1 to 3 years	4 to 5 years	Beyond 5 years
Long term debt:
Senior Subordinated Notes	$148,837	$—	$—	$—	$148,837
U.S. Credit Facility	—	—	—	—	—
U.K. Credit Facility	35,443	1818	4,363	7,635	21,627
Loans from former owners of subsidiaries	11,121	867	10,195	59	—
Other Debt at operating subsidiaries	5,000	914	2,554	1,532	—
Capitalized lease obligations:
U.S. operating subsidiaries	21,636	5,255	10,069	4,169	2,143
Western Europe operating subsidiaries	16,644	1,786	2,139	1,538	11,181
Operating lease obligations:
U.S. operating subsidiaries	40,036	4,464	8,047	7,315	20,210
Western Europe operating subsidiaries	2,071	608	763	439	261
Total contractual cash obligations	$280,788	$15,712	$38,130	$22,687	$204,259

        The Other Debt at operating subsidiaries and the capitalized lease obligations of our operating subsidiaries, included in the preceding table, consists primarily of obligations of the individual operating entities, many of which have minority owners who share in the cash flow of these entities, that is non-recourse to USPI, the parent company, and is secured by the assets of those operating entities. The total amount of these obligations are included in our consolidated balance sheet because the borrower or obligated legal entity meets the requirements for consolidated financial reporting. Additionally, our unconsolidated affiliates that we account for under the equity method have non-recourse debt and capitalized lease obligations that are not included in our consolidated financial statements. At December 31, 2001, the total obligations of these unconsolidated affiliates under debt and capitalized lease obligations was approximately $27.3 million. Our average percentage ownership, weighted based on the individual affiliate's amount of debt and capitalized lease obligations, of these unconsolidated affiliates was 23% at December 31, 2001. USPI or one of our wholly-owned subsidiaries had collectively guaranteed $2.2 million of the $27.3 million in total debt and capitalized lease obligations of our unconsolidated affiliates as of December 31, 2001.

        These unconsolidated affiliates are limited partnerships or limited liability companies that own operational surgical facilities or surgical facilities that are under development. None of these affiliates provide financing, liquidity, or market or credit risk support for us. They also do not engage in leasing, hedging, research and development services with us. Moreover, we do not believe that they expose us to any of their liabilities that are not otherwise reflected on the face of our financial statements or in the notes thereto. We are not obligated to fund losses or otherwise provide additional funding to these affiliates other than as we determine to be economically required in order to successfully implement our development plans.

        Currently, unconsolidated affiliates of USPI have two surgery centers and one private surgical hospital under construction and two additional surgical hospitals in the planning stage in the United States. A typical surgery center costs from $5.0 to $6.0 million to develop, including construction, equipment and initial operating losses. These costs vary depending on the range of specialties that will be undertaken at the facility. Our affiliates have budgeted an average of $5.3 million for development costs for each of the two surgery centers that we have under construction and an average of

$14.8 million for the surgical hospital projects. For the surgical facilities where construction has begun, equity contributions have been made, including those required of USPI, and external financing has been put in place at the unconsolidated affiliate and no additional financing needs are anticipated. Development costs are typically funded with approximately 50% debt at the entity level with the remainder provided as equity from the owners of the entity.

        In addition to the current development projects in the United States, our Parkside Hospital in London is developing a cancer treatment center. The remaining costs of this project are estimated to be approximately £9.0 ($12.6 million), which we anticipate funding with borrowings under our credit facilities.

        Our acquisition and development program will require substantial capital resources, which we estimate to range from $40.0 million to $50.0 million per year over the next three years, including an estimated $4.8 million related to additional consideration to the sellers of acquired facilities based upon those facilities achieving certain financial targets. In addition, the operations of our existing surgical facilities will require ongoing capital expenditures. We believe that existing funds, cash flows from operations and borrowings under our credit facilities will provide sufficient liquidity for the next twelve months. Thereafter, it is likely that we will require additional debt or equity financing for our acquisitions and development projects. There are no assurances that needed capital will be available on acceptable terms, if at all. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program.

New Accounting Pronouncements

        On January 1, 2002 we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended by SFAS 138. This standard requires us to recognize all derivative financial instruments on our balance sheet at fair value with changes in fair value recorded to the statement of operations or comprehensive income, depending on the nature of the investment. The adoption of the standard did not have a material effect on our consolidated financial statements.

        On July 20, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 141, all business combinations initiated after June 30, 2001 have been accounted for using the purchase method of accounting. We adopted this standard on January 1, 2002, and it did not have a material effect on our financial position or results of operations.

        SFAS 142 eliminates the amortization of goodwill. Under SFAS 142, the carrying amount of goodwill should be tested for impairment at least annually at the reporting unit level, as defined, and will be reduced only if it is found to be impaired or is associated with assets sold or otherwise disposed of. SFAS 142 is effective for fiscal years beginning after December 15, 2001. However, the cessation of goodwill amortization related to acquisitions subsequent to June 30, 2001 is required currently under SFAS 142. We adopted this standard on January 1, 2002 and are assessing its impact including the determination of reporting units and the methodology for testing intangible assets for impairment. Please see the notes to our Consolidated Financial Statements for a presentation of our net income for the year ended December 30, 2001 and 2000 on a pro forma basis as if the cessation of goodwill amortization required by the new standard had occurred January 1, 2000.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 applies to legal obligations associated with the retirement of tangible, long-lived assets. SFAS 143 requires that all entities recognize the estimated fair value of an asset retirement obligation as a liability in the period in which it is incurred, if a reasonable estimate of fair value can be made. SFAS 143 also requires that all entities capitalize the associated asset retirement costs as part of the carrying amount of the long-lived asset. We are required to adopt SFAS 143 as of January 1, 2003. We do not believe that this standard will have a material effect on our future financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and amends the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. The following highlights the major changes:

  •
  Assets to be held and used—no longer required to allocate goodwill to the assets.

  •
  Assets to be disposed of by abandonment—requires the revision of the estimated depreciable life of the assets.

  •
  Assets to be disposed of either by exchange for similar productive assets or distribution to owners in a spinoff—requires the recognition of an impairment loss if the carrying amounts of the assets exceed their fair value at the time of disposal or spinoff.

  •
  Assets to be disposed of by sale—requires the remeasurement of the assets at either the carrying amount or the fair value less costs to sell, whichever is lower, with no further depreciation or amortization of the assets.

  •
  Discontinued operations—excludes future operating losses until realized; now includes discontinued "components of an entity," which has a broader definition than a segment.

We adopted SFAS 144 as of January 1, 2002. Our adoption of SFAS 144 did not have a material effect on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We have exposure to interest rate risk related to our financing, investing and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portion of our borrowings under credit facilities with commercial lendors as required by the credit agreements. We do not use derivative financial instruments for speculative purposes. Our financing arrangements with commercial lenders are based on a spread over LIBOR or Euribor. At December 31, 2001, $151.9 million of our total outstanding debt was the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $3.1 million was in other fixed rate instruments and the remaining $48.5 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of $0.5 million. Based on the proximity of the issuance date of the Senior Subordinated Notes to December 31, 2001 and the fact that these notes represent 98% of our total fixed rate debt at December 31, 2001, we believe that the fair value of our debt approximates its carrying value at that date.

        Our international revenues are a growing portion of our total revenues. We are exposed to risks associated with operating internationally, including:

  •
  foreign currency exchange risk; and

  •
  taxes and regulatory changes.

        Our international operations operate in a natural hedge to a large extent because all operating expenses and revenues are denominated in local currency. Additionally, our borrowings in the United Kingdom are currently denominated in local currency. Historically, the cash flow generated from our operations in Spain and the United Kingdom have been utilized within each of those countries to finance development and acquisition activity as well as for repayment of debt denominated in local currency. Accordingly, we have not utilized financial instruments to hedge our foreign currency exchange risk.

        Inflation and changing prices have not significantly affected our operating results or the markets in which we perform services.

Item 8. Financial Statements and Supplementary Data

        For the financial statements and supplementary data required by this Item 8, see the Index to Consolidated Financial Statements included elsewhere in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The response to this item will be included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2002 and is incorporated herein by reference.

Item 11. Executive Compensation

        The response to this item will be included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2002 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The response to this item will be included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2002 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The response to this item will be included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2002 and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)    1.    Financial Statements

        The following financial statements are filed as part of this Form 10-K:

Independent Auditors' Report

The Board of Directors
United Surgical Partners International, Inc.:

We have audited the accompanying consolidated balance sheets of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                      KPMG LLP

Dallas, Texas
February 22, 2002

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

December 31, 2001 and 2000

	2001	2000
Assets
Cash and cash equivalents	$33,881	$3,451
Restricted cash (notes 3 and 16)	—	1,731
Patient receivables, net of allowance for doubtful accounts of $4,726 and $3,666, respectively	27,546	20,795
Other receivables (note 4)	30,579	3,174
Inventories of supplies	5,685	4,668
Deferred tax asset, net	6,571	—
Prepaids and other current assets	6,191	3,081

Total current assets	110,453	36,900

Property and equipment, net (note 5)	211,601	165,195
Investments in affiliates (note 3)	12,328	7,278
Intangible assets, net (note 6)	215,809	114,424
Other assets	6,666	6,599

Total assets	556,857	330,396

Liabilities and Stockholders' Equity
Accounts payable	$20,633	$16,351
Accrued salaries and benefits	13,760	4,886
Due to affiliates	5,513	—
Accrued interest	1,822	5,211
Current portion of long-term debt (note 7)	10,640	53,915
Other accrued expenses	17,007	8,674
Deferred tax liability, net	793	6,076

Total current liabilities	70,168	95,113

Long-term debt, less current portion (note 7)	228,041	133,852
Other long-term liabilities	3,130	3,461
Deferred tax liability, net	12,916	7,580

Total liabilities	314,255	240,006
Minority interests (note 3)	16,075	8,774
Redeemable preferred stock (note 9):
Series A, $0.01 par value per share; 31.2 shares authorized, issued and outstanding in 2000, redeemed in 2001	—	32,819
Commitments and contingencies (notes 8 and 16)

(Continued)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

(in thousands, except per share amounts)

December 31, 2001 and 2000

	2001	2000
Stockholders' equity (notes 9 and 10):
Series C convertible preferred stock, $0.01 par value; 20 shares authorized; 18.75 shares issued and outstanding at December 31, 2000, 18.75 shares converted to common during 2001	—	19,747
Common stock
Class A shares, $0.01 par value; 30,000 shares authorized; 7,840 shares issued at December 31, 2000, all shares converted to other common shares during 2001	—	78
Class B shares, $0.01 par value; 3,000 shares authorized; 333 shares issued and outstanding at December 31, 2000, all shares converted to other common shares during 2001	—	3
Other, $0.01 par value; 200,000 shares authorized; 24,436 and 170 shares issued at December 31, 2001 and 2000, respectively	244	2
Additional paid-in capital	265,809	63,740
Treasury stock, at cost, 334 and 54 shares at December 31, 2001 and 2000, respectively	(5,909)	(344)
Deferred compensation	(369)	(495)
Receivables from sales of common stock	(1,174)	(2,973)
Accumulated other comprehensive loss, net of tax	(15,592)	(12,026)
Accumulated deficit	(16,482)	(18,935)

Total stockholders' equity	226,527	48,797

Total liabilities and stockholders' equity	$556,857	$330,396

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years ended December 31,
	2001	2000	1999
Net patient service revenue	$210,261	133,488	63,770
Management and administrative services revenue	26,149	2,158	5,111
Equity in earnings (loss) of unconsolidated affiliates	5,879	844	(237)
Other income	2,079	1,918	1,769

Total revenues	244,368	138,408	70,413

Salaries, benefits and other employee costs	64,255	44,246	21,643
Medical services and supplies	48,791	34,883	22,868
Other operating expenses	45,551	22,922	9,451
General and administrative expenses	22,364	12,103	10,442
Provision for doubtful accounts	3,517	2,467	1,231
Depreciation and amortization	26,116	14,138	7,875

Total operating expenses	210,594	130,759	73,510

Operating income (loss)	33,774	7,649	(3,097)
Interest income	852	912	329
Interest expense	(18,120)	(12,540)	(3,145)
Other	146	(782)	(362)

Total other expense, net	(17,122)	(12,410)	(3,178)
Income (loss) before minority interest	16,652	(4,761)	(6,275)
Minority interest in income of consolidated subsidiaries	(7,558)	(2,332)	(118)

Income (loss) before income taxes	9,094	(7,093)	(6,393)
Income tax expense (note 12)	(1,431)	(1,070)	(451)

Income (loss) before extraordinary items	7,663	(8,163)	(6,844)
Extraordinary items, net of tax benefit of $2,553 (note 7)	(4,913)	—	—

Net income (loss)	2,750	(8,163)	(6,844)
Preferred stock dividends	(2,684)	(5,971)	(1,696)

Net income (loss) attributable to common stockholders	$66	(14,134)	(8,540)

Net income (loss) per share attributable to common stockholders (note 14):
Basic earnings (loss) per share:
Income (loss) before extraordinary items	$0.27	$(1.80)	$(1.17)
Extraordinary items, net of tax	(0.27)	—	—

Total	$—	$(1.80)	$(1.17)
Diluted earnings (loss) per share:
Income (loss) before extraordinary items	$0.26	$(1.80)	$(1.17)
Extraordinary items, net of tax	(0.26)	—	—

Total	$—	$(1.80)	$(1.17)
Weighted average number of common shares
Basic	18,380	7,850	7,308
Diluted	19,291	7,850	7,308

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Years ended December 31,
	2001	2000	1999
Net income (loss)	$2,750	(8,163)	(6,844)
Other comprehensive loss, before taxes:
Foreign currency translation adjustments	(5,486)	(7,322)	(11,019)
Income tax benefit related to other comprehensive loss	1,920	2,563	3,857

Other comprehensive loss	(3,566)	(4,759)	(7,162)

Comprehensive loss	$(816)	(12,922)	(14,006)

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2001, 2000 and 1999
(in thousands)

	Series C Preferred Stock
			Common stock
									Accumulated other comprehensive loss
	Outstanding shares	Liquidation value	Outstanding shares	Par value	Additional paid-in capital	Treasury stock	Deferred compensation	Receivables from sales of common stock		Accumulated deficit	Total
Balance, December 31, 1998	—	$—	7,313	$73	57,113	—	—	(1,050)	(104)	(3,928)	52,104
Issuance of common stock	—	—	47		522	—	—	(254)	—	—	268
Issuance of warrants	—	—	—	—	45	—	—	—	—	—	45
Repurchases of common stock	—	—	(54)	—	—	(344)	—	200	—	—	(144)
Accrued dividends on preferred stock	—	—	—	—	(1,696)	—	—	—	—	—	(1,696)
Net loss	—	—	—	—	—	—	—	—	—	(6,844)	(6,844)
Foreign currency translation adjustments, net of taxes	—	—	—	—	—	—	—	—	(7,162)	—	(7,162)

Balance, December 31, 1999	—	—	7,306	73	55,984	(344)	—	(1,104)	(7,266)	(10,772)	36,571
Issuance of common stock and exercise of stock options	—	—	983	10	10,429	—	—	(1,869)	—	—	8,570
Issuance of Series C preferred stock	19	15,950	—	—	(7)	—	—	—	—	—	15,943
Issuance of warrants	—	—	—	—	2,800	—	—	—	—	—	2,800
Issuance of stock options	—	—	—	—	505	—	(505)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	10	—	—		10
Accrued dividends on preferred stock	—	3,797	—	—	(5,971)	—	—	—	—	—	(2,174)
Net loss	—	—	—	—	—	—	—	—	—	(8,163)	(8,163)
Foreign currency translation adjustments, net of taxes	—	—	—	—	—	—	—	—	(4,760)	—	(4,760)

Balance, December 31, 2000	19	19,747	8,289	83	63,740	(344)	(495)	(2,973)	(12,026)	(18,935)	48,797
Issuance of common stock and exercise of stock options	—	—	13,904	139	180,978	1,086	—	454	—	(297)	182,360
Accrued dividends on preferred stock	—	594	—	—	(2,684)	—	—	—	—	—	(2,090)
Issuance of warrants	—	—	—	—	169	—	—	—	—	—	169
Repurchases of common stock	—	—	(341)	—	—	(6,651)	—	1,345	—	—	(5,306)
Conversion of Series C convertible preferred stock	(19)	(20,341)	1,937	19	20,322	—	—	—	—	—	—
Conversion of convertible subordinated note	—	—	313	3	3,284	—	—	—	—	—	3,287
Amortization of deferred compensation	—	—	—	—	—	—	126	—	—	—	126
Net income	—	—	—	—	—	—	—	—	—	2,750	2,750
Foreign currency translation adjustments, net of taxes	—	—	—	—	—	—	—	—	(3,566)	—	(3,566)

Balance, December 31, 2001	—	$—	24,102	$244	265,809	(5,909)	(369)	(1,174)	(15,592)	(16,482)	226,527

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$2,750	(8,163)	(6,844)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	3,517	2,467	1,231
Depreciation and amortization	26,116	14,138	7,875
Amortization of discount on debt	301	211	—
Deferred income taxes	(1,877)	(837)	98
Gain on equipment disposals	(188)	—	—
Extraordinary items, net of tax	4,913	—	—
Equity in (earnings) loss of unconsolidated affiliates	(5,879)	(844)	237
Minority interest in income of consolidated subsidiaries	7,558	2,332	118
Amortization of deferred compensation	126	10	—
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(6,347)	(4,611)	(2,213)
Other receivables	5,918	(571)	(3,548)
Inventories of supplies, prepaids and other current assets	2,847	1,363	(132)
Accounts payable and accrued expenses	3,086	1,710	9,122
Other long-term liabilities	(1,984)	3,797	(1,754)

Net cash provided by operating activities	40,857	11,002	4,190

Cash flows from investing activities:
Purchases of new businesses, net of cash received	(57,388)	(83,283)	(35,863)
Purchases of property and equipment	(25,777)	(16,893)	(11,324)
Sale of property	1,042	17,379	—
Proceeds from sales of investments	—	—	1,157
Increase in deposits	(2,102)	(3,704)	—
Cash released from escrow	1,664	11,436	—

Net cash used in investing activities	(82,561)	(75,065)	(46,030)

Cash flows from financing activities:
Proceeds from long-term debt	269,288	85,941	66,340
Payments on long-term debt	(274,371)	(42,169)	(26,176)
Proceeds from issuance of common stock	132,818	5,069	269
Payments to repurchase common stock	(104)	—	(144)
Proceeds from issuance of preferred stock and warrants	—	18,743	—
Payments for the redemption and dividends of preferred stock	(54,908)	(5,235)	—
Distributions on investments in affiliates	(552)	842	506

Net cash provided by financing activities	72,171	63,191	40,795

Effect of exchange rate changes on cash	(37)	607	(204)

Net increase (decrease) in cash and cash equivalents	30,430	(265)	(1,249)
Cash and cash equivalents at beginning of year	3,451	3,716	4,965

Cash and cash equivalents at end of year	$33,881	3,451	3,716

Supplemental information:
Interest paid	$20,741	8,204	2,263
Non-cash transactions:
Debt issued for purchases of new business	—	54,012	—
Subordinated debt issued for purchases of new business	—	—	3,287
Sale of common stock for notes receivable from employees, net	70	1,076	54
Repurchases of common stock using noncash assets	6,547	—	—
Common stock, options, and warrants issued for purchases of new businesses	48,949	3,500	—
Conversion of convertible preferred stock to common	20,341	70	—
Accrued dividends on preferred stock	—	5,971	1,696
Warrants issued for noncompete agreement	—	—	45
Assets acquired under capital lease obligations	7,053	18,913	1,482
Conversion of subordinated debt to redeemable preferred stock	20,000	—	—
Conversion of subordinated debt to common stock	3,287	—	—

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(1)
Summary of Significant Accounting Policies and Practices

(a)
Description of Business

    United Surgical Partners International, Inc. and subsidiaries (USPI or the Company), a Delaware Company, was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Europe. At December 31, 2001, USPI, headquartered in Dallas, Texas, operated thirty-nine surgical facilities in the United States. Of these thirty-nine facilities, USPI consolidates the results of twenty and owns a minority equity interest in seventeen which are accounted for under the equity method and holds no ownership interest in the remaining two centers which are operated by USPI under management contracts. In addition, United Surgical Partners Europe, S.L. (USPE), a company incorporated in Spain and wholly-owned by USPI, managed and owned a majority interest in six private surgical hospitals, two surgery centers, and one diagnostic facility in Spain at December 31, 2001. Global Healthcare Partners Limited (Global), a company incorporated in England and wholly-owned by USPI, managed and wholly owned two private surgical hospitals in the United Kingdom at December 31, 2001.

    USPI is subject to changes in government legislation that could impact Medicare, Medicaid and foreign government reimbursement levels and is also subject to increased levels of managed care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.

    USPI maintains its books and records on the accrual basis of accounting, and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

  (b)
  Translation of Foreign Currencies

    The financial statements of foreign subsidiaries are measured in local currency and then translated into U.S. dollars. All assets and liabilities have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates are accumulated in a separate component of stockholders' equity.

  (c)
  Principles of Consolidation

    The consolidated financial statements include the financial statements of USPI and its wholly-owned and majority-owned subsidiaries. In addition, the Company consolidates the accounts of certain surgery centers of which it does not technically hold a majority ownership interest because the Company maintains effective control over the surgery centers' assets and operations. All significant intercompany balances and transactions have been eliminated in consolidation.

  (d)
  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (e)
  Cash Equivalents and Investments

    For purposes of the statements of cash flows, USPI considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

    Investments in unconsolidated companies in which the Company exerts significant influence and owns between 20% and 50% of the investees are accounted for using the equity method.

    Investments in unconsolidated companies in which the Company owns less than 20% of an investee but exerts significant influence through board of director representation and a management agreement to manage the investee are also accounted for using the equity method.

    All investments in companies in which the Company does not exert significant influence, indicated by ownership less than 20% and the absence of board representation and a management agreement, are carried at cost.

  (f)
  Inventories of Supplies

    Inventories of supplies are stated at cost which approximates market.

  (g)
  Property and Equipment

    Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the asset and accumulated depreciation accounts are adjusted accordingly, and any gain or loss is reflected in earnings or loss of the respective period. Maintenance costs and repairs are expensed as incurred; significant renewals and betterments are capitalized. Certain facilities and equipment held under capital leases are classified as property and equipment and amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities. Lease amortization is included in depreciation expense.

  (h)
  Intangible Assets

    Intangible assets consist of costs in excess of net assets acquired (goodwill), costs associated with the purchase of management contracts and other intangibles, which consist primarily of debt issue costs. Intangibles, except goodwill, are amortized over the life of the associated contracts. Goodwill is amortized on a straight-line basis over the expected periods to be benefited, generally 25 years. Goodwill related to acquisitions consummated subsequent to June 30, 2001 has not been amortized pursuant to the requirements of Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets.

  (i)
  Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of

    Long-lived assets, certain identifiable intangibles, and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. In the event of impairment, measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimates of future discounted cash flows resulting from use and ultimate disposition of the asset.

  (j)
  Fair Value of Financial Instruments

    The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, current portion of long-term debt and accounts payable approximate fair value because of the short maturity of these instruments. The carrying values of long-term debt are based on quoted market prices and are not materially different from the estimated fair values of these instruments.

  (k)
  Revenue Recognition

    Revenue consists primarily of net patient service revenues which are based on the facilities' established billing rates less allowances and discounts, principally for patients covered under contractual programs. USPI has entered into agreements with certain surgery centers, hospitals and physician practices to provide management services. As compensation for these services, USPI charges the managed entities management fees which are either fixed in amount or represent a fixed percentage of each entity's earnings, typically defined as net revenue less a provision for doubtful accounts or operating income. Amounts are recognized as services are provided. We derive approximately 70% of our revenue from private insurance payers, approximately 15% from governmental payors and approximately 15% from self-pay and other payors.

  (l)
  Equity in Earnings (Loss) of Unconsolidated Affiliates

    Equity in earnings (loss) of unconsolidated affiliates consists of USPI's share of the profits or losses generated from its equity investments in seventeen ambulatory surgery centers. Because these operations are central to USPI's business strategy, equity in earnings (loss) of unconsolidated affiliates is classified as revenue in the accompanying statements of operations.

  (m)
  Income Taxes

    USPI accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized.

  (n)
  Stock Option Plan

    USPI applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option grants to employees. As such, USPI does not record compensation expense because USPI issues options whereby the option exercise price equals the current market price of the underlying stock on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

    The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

  (o)
  Commitments and Contingencies

    Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(2)
Offerings of Common Stock and Senior Subordinated Notes

  In June 2001, the Company received, after offering costs of $14.2 million, net proceeds of $130.7 million from an initial public offering (IPO) of 10,350,000 shares of its common stock, which included 1,350,000 shares attributable to the underwriters' exercise of their over-allotment option. Net proceeds of the IPO were used to redeem $33.7 million of Series A Redeemable Preferred Stock, including accrued dividends, and to repay $91.3 million of bank indebtedness. The remaining $5.7 million, together with borrowings under the Company's primary U.S. credit agreement, was used to acquire a controlling interest in a surgery center in Fort Worth, Texas.

  In December 2001, a wholly-owned subsidiary of the Company received, after offering costs of $5.3 million and a discount of $1.2 million, net proceeds of $143.5 million from an offering of 10% Senior Subordinated Notes due 2011 (the Debt Offering — see Note 7). Net proceeds of the Debt Offering were used (a) to repay the full $41.0 million and $24.9 million, plus accrued interest, outstanding under the Company's primary credit facilities in the U.S. and Spain, respectively; (b) to repay the Company's existing $36 million senior subordinated note payable; (c) to redeem $21 million of Series D Redeemable Preferred Stock, including accrued dividends; and (d) for general corporate purposes, including the repayment of certain working capital lines of credit and for acquisitions.

(3)
Acquisitions and Equity Investments

  During 1999 USPI acquired majority interests in a total of three ambulatory surgery centers and one surgical hospital in the United States and one imaging center in Spain. USPI also purchased an additional 36% of a surgery center in the United States in which it had previously been a minority owner, resulting in the consolidation of this center, and purchased additional interests in two Spanish hospitals in which USPI already held a majority interest. The total aggregate purchase price for the acquisitions and step acquisitions was $32.7 million, all in cash except for $45,000 of value attributed to warrants, which in aggregate exceeded the fair value of the net assets acquired by $29.5 million.

  During 1999 USPI initiated two ventures which facilitate the joint management and development of surgical facilities by USPI and Baylor Health System (Baylor). USPI paid $400,000 to acquire a 50% interest in Texas Health Ventures Group, L.L.C. (THVG 1), which held ownership interests in one operational surgery center and three surgery centers under development in the Dallas/Fort Worth, Texas.

  USPI and Baylor also formed THVG/HealthFirst, L.L.C. (THVG 2) during 1999. Baylor received a 49% interest in THVG 2 and a $3.3 million convertible subordinated note payable from USPI in exchange for Baylor's contribution of 100% of the assets of two operational surgery centers. USPI received a 51% interest in THVG in exchange for contributing assets USPI had acquired in 1998, consisting of contracts to manage five surgery centers and equity ownership of 20% in two of the five centers. The joint venture agreements for THVG 1 and THVG 2 have non-compete clauses and provide for shared management services and fees. USPI accounts for its investment in THVG 1 using the equity method and consolidates THVG 2. During 1999 and 2000, USPI invested additional cash totaling $5.3 million in THVG 2, which acquired additional ownership interests in the two operational surgery centers in which it had previously invested, increasing THVG 2's ownership in each of the two centers to a majority interest, resulting in the consolidation of these surgery centers.

  During 2000, USPI acquired HMT, the Spanish company that owned 10.58% of USPE, resulting in USPI owning 100% of USPE, by issuing 333,333 shares of Class B common stock, which was converted to common stock at the time of the IPO in 2001. During 2000, USPI also made three acquisitions through USPE, acquiring majority interests in two private hospitals and one radiology center, all located in Spain, for total cash payments of $32.2 million, which exceeded the aggregate fair value of the net assets acquired by approximately $12.6 million. USPE subsequently sold the land and buildings of one of the hospitals for $17.4 million and leased them back from the purchaser during 2000 under a 20 year lease at a rate of 7.22%. Under the agreements, USPE has deposited, as a guarantee, euros approximating 36 monthly rent payments, equivalent to $3.5 million at December 31, 2001, which is included in other assets in the accompanying balance sheets. USPE has the option to purchase the land and buildings in 2010 at the fair value plus 6%. This transaction has been accounted for as a direct financing lease, and no gain was recognized.

  During 2000, USPI acquired, through Global, 100% of the outstanding common stock of Aspen Healthcare Holdings Limited (Aspen) for approximately $35.2 million in cash and incurring $54 million of indebtedness. Aspen wholly owns and operates two private hospitals in England. The purchase price exceeded the fair value of the net assets by $19.8 million.

  On February 12, 2001 USPI acquired OrthoLink Physicians Corporation (OrthoLink). In total, USPI acquired ownership interests in seven surgery centers, six of which OrthoLink manages. OrthoLink also manages two additional surgery centers in which it has no ownership interests and provides specialized management services for hospitals. Prior to the transaction, OrthoLink managed the practices of 207 physicians in six states. USPI did not acquire all of OrthoLink's historical management services obligations. As a condition to USPI completing the OrthoLink acquisition, USPI required that the affiliated physician groups assume from OrthoLink various employment obligations, office leases and other agreements previously held by OrthoLink in connection with the performance of its management services. The purchase price totaled approximately $53.3 million, consisting of 3,377,651 shares of USPI's common stock valued at

  $13.50 per share; options to purchase OrthoLink common stock which were converted to options to purchase 604,663 shares of USPI common stock, valued at a total of $3.4 million; and capitalized acquisition costs paid in cash totaling $4.3 million. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of the net assets acquired by $10.7 million.

  In February and May 2001, USPI acquired controlling interests in two surgery centers in the United States, in one of which USPI had previously held a minority ownership interest. USPI had previously operated both centers under management contracts. The total cash consideration of $6.3 million exceeded the fair value of the net assets acquired by $5.7 million.

  During March 2001, approximately $1.7 million in cash, reported as restricted cash in the accompanying December 31, 2000 balance sheet, was released to the sellers of Day-Op Center of Long Island, Inc. This was the final payment in a group of transactions under which USPI acquired certain assets of the surgery center and entered into a long-term service agreement which resulted in USPI consolidating the financial results of the surgery center effective January 1, 2000.

  In accordance with SFAS 142 (discussed in Note 19) USPI did not amortize the goodwill created by any acquisitions occurring after June 30, 2001. After June 30, 2001, USPI acquired majority interests in five surgery centers in the United States for aggregate cash payments of $36.5 million and warrants, with a value of $169,000, to purchase USPI common stock. USPI had previously operated two of the surgery centers under management contracts in its two joint ventures with Baylor. None of the intangibles created by these acquisitions is expected to be amortizable under SFAS 142 for book purposes, since the identifiable intangibles consist of management contracts that have evergreen renewal provisions and consequently have an indefinite life, but all are expected to be deductible for tax purposes. The aggregate intangible assets created were as follows:

Goodwill	$29,992
Management contracts	4,891

Total	$34,883

  The terms of certain of USPI's acquisition agreements provide for additional consideration to be paid to or received from the seller based on certain financial targets for the acquired facilities. Such additional consideration, which amounted to net payments by USPI of approximately $5.7 million and $2.3 million in 2001 and 2000, respectively, was recorded as an increase or decrease to goodwill at the time of payment or receipt. There were no such payments or receipts in 1999. The additional potential consideration that may be paid in future years is estimated not to exceed $4.8 million.

  The acquisitions referred to above resulted in the Company consolidating the investee except where noted. The acquisitions of majority interests and step acquisitions referred to above were accounted for under the purchase method of accounting, and accordingly, the accompanying statements of operations do not include any revenues or expenses related to these acquisitions prior to the respective closing dates. The unconsolidated ownership interests acquired are accounted for under the equity method of accounting or carried at cost, depending on the Company's ability to exert significant influence. Step acquisitions resulted in the recording of additional goodwill in the aggregate amounts of $2.7 million and $6.2 million in 2001 and 2000, respectively. Following are the unaudited pro forma results for the years ended December 31, 2001, 2000 and 1999 as if the consolidated acquisitions occurred at the beginning of the preceding year (in thousands):

	Years ended December 31, (unaudited)
	2001	2000	1999
Net revenues	$265,732	$225,950	$145,820
Income (loss) before extraordinary items	8,337	(14,557)	(7,142)
Net income (loss)	3,424	(14,557)	(7,142)
Diluted earnings (loss) per share before extraordinary items	0.29	(2.62)	(1.21)
Diluted earnings (loss) per share	0.04	(2.62)	(1.21)

  These unaudited pro forma results have been prepared for comparative purposes only. The pro forma results do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been in effect at the beginning of the preceeding year, nor are they necessarily indicative of the results of operations that may be achieved in the future.

  USPI also engages in investing transactions that are not business combinations. These transactions consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During 2001, the most significant of these transactions was the $11.0 million acquisition of a noncontrolling interest of a surgery center in the United States. The other such investing transactions during 2001 resulted in cash outflows from USPI in an aggregate net amount of $0.9 million.

(4)
Other Receivables

  Other receivables consist primarily of amounts receivable for services performed and funds advanced under management and administrative service agreements.

(5)
Property and Equipment

  At December 31, property and equipment consisted of the following (in thousands):

	Estimated useful lives	2001	2000
Land and land improvements	—	$21,882	$22,041
Buildings and leasehold improvements	7-50 years	129,042	121,420
Equipment	3-12 years	115,664	55,336
Furniture and fixtures	4-20 years	11,793	10,880
Construction in progress		12,717	6,725

		291,098	216,402
Less accumulated depreciation		(79,497)	(51,207)

Net property and equipment		$211,601	$165,195

  Construction in progress includes costs of ongoing expansion projects at existing facilities. The most significant of these projects is the cancer center at one of USPI's two hospitals in London, England, which is expected to cost an additional $12.6 million to complete.

  Assets recorded under capital lease arrangements included in property and equipment consist of the following (in thousands):

	2001	2000
Land and buildings	$22,722	$20,791
Equipment and furniture	33,791	9,678

	56,513	30,469
Less accumulated amortization	(16,271)	(6,670)

Net property and equipment under capital leases	$40,242	$23,799

(6)
Intangible Assets

  At December 31, intangible assets consisted of the following (in thousands):

	Estimated useful lives 2001	2001	2000
Goodwill	25 years	$159,631	$114,633
Management contracts	3-25 years	62,407	6,318
Other	3-10 years	8,318	1,262

		230,356	122,213
Less accumulated amortization		(14,547)	(7,789)

Net intangible assets		$215,809	$114,424

(7)
Long-term Debt

  At December 31, long-term debt consisted of the following (in thousands):

	2001	2000
Lines of credit	$35,734	$90,149
Senior subordinated notes	148,837	54,369
Notes payable to financial institution	4,709	9,969
Loans from former owners of subsidiaries	11,121	10,777
Capital lease obligations	38,280	22,503

Total long-term debt	238,681	187,767
Less current portion	(10,640)	(53,915)

Long-term debt, less current portion	$228,041	$133,852

  (a)
  Lines of Credit

    USPI used a portion of the IPO proceeds in June 2001 to repay all outstanding borrowings under its U.S. credit agreements and simultaneously negotiated a new agreement with a commercial lender. In December 2001, the Company used a portion of the proceeds of the Debt Offering to repay all amounts outstanding under this new U.S. credit agreement, which had been utilized to complete acquisitions during the second half of 2001, and modified the agreement (the Expanded Credit Agreement) to provide for borrowings up to $85 million at rates ranging from LIBOR plus 2.50% to 3.25% or the lender's prime rate plus 1.50% to 2.25%. At December 31, 2001, $31.2 million was available for borrowing under the Expanded Credit Agreement based on pro forma consolidated debt ratios of the borrowers, and no amounts had been borrowed.

    The borrowers under the Expanded Credit Agreement are USP Domestic Holdings, Inc. and USPE Holdings, Ltd., the wholly-owned subsidiaries of USPI that conduct USPI's operations in the U.S. and Spain, respectively. Borrowings are guaranteed by all remaining wholly-owned USPI subsidiaries with operations in the U.S. and Spain and are secured by the assets of the borrowers and these guarantors (collectively the Borrower Group). Borrowings may be used for acquisitions, working capital and general corporate purposes in the U.S., Spain and at any new subsidiary that becomes a member of the Borrower Group. A total of $10 million may be used outside the Borrower Group, including in the United Kingdom. Interest payments are due at the end of the LIBOR period, which is either one, two, three or six months in duration, for LIBOR borrowings or quarterly for other borrowings. All principal amounts are due on the agreement's maturity date of December 19, 2004.

    In December 2001 USPE, the Company's wholly-owned Spanish subsidiary, used a portion of the proceeds of the Debt Offering to repay and terminate its agreement with a commercial bank, and joined the group of borrowers participating in the Expanded Credit Agreement.

    Global, the Company's wholly-owned U.K. subsidiary, has a credit agreement with a commercial lender that provides for total borrowings of £42.0 million (approximately $61.1 million at December 31, 2001). At December 31, 2001, $43.5 million had been drawn under the agreement, $35.4 million was outstanding, and $17.6 million was available. The credit agreement specifies that of this available amount, $10.2 million will be used not later than September 30, 2003 to retire demand notes payable to the former owners of Aspen. Borrowings under this agreement, are secured by certain assets and the capital stock of Global and its subsidiaries, bear interest ranging from 1.50% to 2.00% over LIBOR, and mature in April 2010. At December 31, 2001, the weighted average rate applicable to the outstanding balance was 6.56%.

    Fees paid for unused portions of the lines of credit were approximately $592,000, $301,000 and $16,000 in 2001, 2000 and 1999, respectively.

  (b)
  Subordinated Debt

    The Company completed the Debt Offering (Note 2) in December 2001, issuing $150 million in Senior Subordinated Notes due 2011. The notes, which mature on December 15, 2011, were issued at a discount of $1.2 million and accrue interest at 10% payable semi-annually on June 15 and December 15 commencing on June 15, 2002. The Senior Subordinated Notes are subordinate to all senior indebtedness and are guaranteed by USPI and USPI's wholly-owned subsidiaries domiciled in the United States.

    The Company may redeem all or part of the notes on or after December 15, 2006 upon not less than 30 nor more than 60 days notice. The redemption price would be the following percentages of principal amount, if redeemed during the 12-month period commencing on December 15 of the years set forth below:

Period	Redemption Price
2006	105.000%
2007	103.333%
2008	101.667%
2009	100.000%
2010	100.000%

    In addition, before December 15, 2004, if the Company completes an offering of its stock in an amount of at least $20 million, the Company may use the proceeds of the offering to, on one or more occasions, redeem notes in an aggregate principal amount not to exceed 35% of the total notes outstanding at a redemption price of 110.000% of principal. The Company may also redeem the notes at any time prior to December 15, 2006, by paying the principal amount of all outstanding notes plus the greater of (a) 1% of the principal amount or (b) the excess of the present value of the notes and all interest that would accrue through December 14, 2006 over the principal amount of the notes. The Company is obligated to offer to purchase the notes at 101% of the principal amount upon the occurrence of certain change of control events. Any redemptions of the notes require payment of all amounts of accrued but unpaid interest.

    The notes issued in the Debt Offering, carried at the principal amount of $150 million net of the amortized discount of $1,162,582 at December 31, 2001, represent the full amount of subordinated debt outstanding at December 31, 2001. The Company had subordinated notes totaling $59.4 million, net of a discount of $5.0 million, outstanding at December 31, 2000, consisting of a $3.3 million convertible note issued to Baylor in forming one of the Company's joint ventures, and $56.1 million of notes payable to the Company's primary private investors.

    Immediately prior to the completion of the IPO in June 2001, the Baylor note was converted to 313,069 shares of the Company's common stock. Upon completion of the IPO, the Company converted $20 million of the subordinated notes to Series D Redeemable Preferred Stock and repaid $0.1 million of the notes. In December 2001, the Company used a portion of the proceeds of the Debt Offering to redeem the Series D Redeemable Preferred Stock and to repay the remaining $36 million of subordinated debt. The early retirement of this $36 million of subordinated debt, together with the early repayment and termination of USPE's agreement with a commercial bank, resulted in an extraordinary loss of $4.9 million during 2001, representing the write-off of the costs of initiating the borrowings and the unamortized portion of the discount at which the subordinated debt had been issued in 2000, net of the related tax benefits of $2.6 million.

  (c)
  Other Long-term Debt

    The Company and its subsidiaries have notes payable to financial institutions, former owners of acquired businesses, and other parties which mature at various date through 2006 and accrue interest at fixed and variable rates ranging from 4.75% to 13%.

    Capital lease obligations totaling $38.3 million are secured by underlying real estate and equipment and have interest rates ranging from 4.74% to 13.26%.

    The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2001 are as follows (in thousands): 2002, $10,640; 2003, $20,089; 2004, $9,231; 2005, $8,486; 2006, $6,447; thereafter, $183,788.

(8)
Leases

  USPI leases various office equipment and office space under a number of operating lease agreements, which expire at various times through the year 2020. Such leases do not involve contingent rentals, nor do they contain significant renewal or escalation clauses. Office leases generally require USPI to pay all executory costs (such as property taxes, maintenance and insurance).

  Minimum future payments under noncancelable leases, with remaining terms in excess of one year as of December 31, 2001 are as follows (in thousands):

Year ending December 31,	Capital leases	Operating leases
2002	$9,074	$5,072
2003	8,372	4,435
2004	7,545	4,375
2005	5,179	3,940
2006	2,570	3,814
Thereafter	20,615	20,471

Total minimum lease payments	$53,355	$42,107

Amount representing interest	(15,075)

Present value of minimum lease payments	$38,280

  Total rent expense under operating leases was $6,158,539, $4,174,190 and $1,815,529 for the years ended December 31, 2001, 2000 and 1999, respectively.

(9)
Preferred Stock

  The Board of Directors, which is authorized to issue 10,053,916 shares of Preferred Stock, has designated shares in the following amounts:

Series A Redeemable Preferred Stock, $0.01 par value	31,200
Series B Convertible Redeemable Preferred Stock, $0.01 par value	2,716
Series C Convertible Preferred Stock, $0.01 par value	20,000
Series D Redeemable Preferred Stock, $0.01 par value	40,000
Series A Junior Participating Preferred Stock, $0.01 par value	500,000
Not designated	9,460,000

Total authorized shares of Preferred Stock	10,053,916

  All authorized shares of Series A Redeemable Preferred Stock (Series A) and Series B Convertible Redeemable Preferred Stock (Series B) were issued during 1998. All Series B shares were retired by December 31, 2000 either by redemption for cash or conversion to common stock. All Series A shares, together with accrued but unpaid dividends, were redeemed for cash during 2001 using a portion of the proceeds of USPI's IPO (Note 2). As of December 31, 2000, the Series A shares were carried at $32,818,910, comprised of $31,200,000 of issuance proceeds and $1,618,910 of accrued but unpaid dividends. Dividends were cumulative and accrued at an annual rate of $50 per share through April 30, 2000 and $75 per share thereafter. Redeemed or converted preferred shares are deemed retired.

  During 2000, USPI issued 18,750 shares of Series C Convertible Preferred Stock (Series C), all of which were converted to common stock in 2001 immediately prior to the IPO. Series C liquidation value is determined by adding $1,000 per share plus an amount equal to 7% on each $1,000 per share amount compounded quarterly. Series C shares are convertible to common stock by dividing the liquidation value by $10.50. At December 31, 2000, 18,750 shares, carried at a liquidation value of $19,746,771, were outstanding.

  The 18,750 shares issued during 2000 were issued with 266,667 detachable warrants to purchase common stock, exercisable at $.03 per warrant, to acquire stock at $10.50 per share. In connection with the Series C shares and detachable warrants, the $18,750,000 in proceeds was allocated $15,950,000 to the Series C Convertible Preferred Stock and $2,800,000 to the warrants. The $2,800,000 was calculated based on a Black Scholes valuation model using the following assumptions: expected life of two years, interest rate 5.12%, dividend yield 0% and volatility 40%.

  At the time of the IPO, USPI issued 20,000 shares of Series D Redeemable Preferred Stock (Series D) in exchange for $20 million of 7% Senior Subordinated Notes held by USPI's primary private investors. All 20,000 outstanding Series D shares were redeemed, together with accrued but unpaid dividends, upon completion of the Debt Offering in December 2001. Series D shares have a stated liquidation preference of $1,000 per share plus accrued dividends and are senior to all common shares. Dividends are paid-in-kind on a quarterly basis at an annual rate of 10% and accrue daily whether or not declared and whether or not funds are legally available for payment.

  No shares of Series A Junior Participating Preferred Stock (Series A Participating) had been issued at December 31, 2001.

(10)
Stockholders' Equity

  On February 13, 2001, the Board of Directors authorized a stock split to be determined based upon the recommendation of the Company's underwriters in connection with the Company's IPO. On April 4, 2001, the Company's underwriters recommended a one-for-three reverse stock split to be effected upon the effective date of the registration statement of the Company's IPO. Accordingly, the effect of the reverse stock split has been retroactively reflected in the consolidated financial statements and notes thereto including weighted average share and per share amounts.

  Receivables from sales of stock, primarily resulting from purchases of common stock by employees, are presented in the consolidated balance sheets as a deduction from stockholders' equity. Interest of 7% is due quarterly and principal payments are due on various dates from March 2002 to February 2004. Payment of the principal shall accelerate in the event of termination of employment or a change in control of USPI, as defined.

  Registration Rights Agreement

  Donald E. Steen, William H. Wilcox, Sue H. Shelley. Paul B. Queally, D. Scott Mackesy, Dave A. Alexander, Jr., M.D., Dale L. Stegall, Mark Garvin, John C. Garrett, M.D., Baylor Health Services, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P., WCAS Capital Partners III, L.P., FFT Partners I, L.P. and FFT Executive Partners I, L.P. and other holders of the Company's Class A common stock and shares of common stock issuable upon the conversion of the Company's Class A common stock are entitled under a registration rights agreement with the Company to the following registration rights for the shares of Class A common stock and shares of common stock issuable upon conversion of Class A common stock held by them:

  •
  at any time Welsh, Carson, Anderson & Stowe VII, L.P., on behalf of the holders of registrable securities, may require, on two occasions only, that the Company use its best efforts to register registrable securities for public resale;

  •
  holders of registrable securities under this agreement may require the Company to use its best efforts to register their shares of common stock on a Form S-3 registration statement, provided that the Company is eligible to use the form and provided further that the Company shall not be required to effect the registration more than once in any 180 day period; and

  •
  if the Company registers any common stock at any time, either for its own account or for the account of other security holders, holders of restorable securities under the agreement are entitled to include their shares of common stock in the registration, subject to the ability of the underwriters to limit the number of shares included in the offering in view of market conditions.

  All shares of Class A common stock were converted to common stock at the time of the IPO. The Company will bear all registration expenses other than underwriting discounts and commissions in connection with any registration under this registration rights agreement.

(11)
Related Party Transactions

  During 1998, the Company sold to Welsh, Carson, Anderson, & Stowe and certain of its affiliates (WCAS) 30,000 shares of Series A redeemable preferred stock at a purchase price of $1,000 per share. In November 1998, March 1999 and June 1999, the Company issued a total of $16.0 million principal amount of 7% senior subordinated notes due April 30, 2008 to WCAS and a total of $4.0 million principal amount of 7% senior subordinated notes to FFT Partners I, L.P., a stockholder owning more than 5% of our outstanding common stock, and affiliates. In March 2000, the Company sold 15,000 shares of Series C Convertible Preferred Stock to WCAS at a purchase price of $1,000 per share and issued a warrant to WCAS, in connection with this sale, to purchase 266,666 shares of the Company's Class A Common Stock at an exercise price of $.03 per share. The warrant will terminate in June 2009. Also in March 2000, in connection with the issuance of 500,000 shares of our Class A Common Stock for an aggregate purchase price of $5,250,000, the Company issued $36,000,000 principal amount of 10% senior subordinated notes due March 27, 2010, for a purchase price of $30,750,000 to WCAS. Additionally, in March 2000, the Company sold 3,750 shares of Series C Convertible Preferred Stock to FFT Partners I, L.P. and affiliates at a purchase price of $1,000 per share. All amounts owed to WCAS were settled during 2001 either by conversion to common stock or through payment of a portion of the proceeds of the IPO and the Debt Offering. Only the warrant to purchase common stock remained outstanding at December 31, 2001.

  Several partners in a law firm that provides legal services to USPI are also partners in an entity that owns 13,333 shares of USPI's stock. Legal fees related to those services were approximately $624,000, $356,000 and $326,000 in 2001, 2000 and 1999, respectively.

  USPI has entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, USPI charges the surgery centers management fees which are either fixed in amount or represent a fixed percentage of each center's net revenue less bad debt. The percentages range from 3.8% to 8.0%. Amounts recognized under these agreements, after eliminations of amounts from majority-owned, consolidated surgery centers, totaled approximately $4,649,000, $2,157,000 and $5,111,000 in 2001, 2000 and 1999, respectively and are included in management and administrative services revenue in the accompanying consolidated statements of operations.

(12)
Income Taxes

  The components of income (loss) before income taxes were as follows (in thousands):

	2001	2000	1999
Domestic	$7,385	$(4,960)	$(4,948)
Foreign	1,709	(2,133)	(1,445)

	$9,094	$(7,093)	$(6,393)

  Income tax expense (benefit) attributable to income consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2001:
U.S. federal	$20	$(1,152)	$(1,132)
State and local	767	—	767
Foreign	2,521	(725)	1,796

Net tax expense (benefit)	$3,308	$(1,877)	$1,431

	Current	Deferred	Total
Year ended December 31, 2000:
U.S. federal	$—	$—	$—
State and local	248	—	248
Foreign	1,659	(837)	822

Total tax expense	$1,907	$(837)	$1,070

	Current	Deferred	Total
Year ended December 31, 1999:
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign	353	98	451

Total tax expense	$353	$98	$451

  Income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss in fiscal years ended December 31, 2001, 2000 and 1999 as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
Computed "expected" tax expense (benefit)	$3,092	$(2,412)	$(2,174)
Increase (reduction) in income taxes resulting from:
Net operating loss carryforwards	904	2,661	—
Differences between US financial reporting and foreign statutory reporting	452	(949)	664
State tax expense	767	(250)	—
Removal of tax rate differential between foreign and US	(160)	—	(60)
Goodwill	1,193	240	(107)
Change in valuation allowance	(4,398)	2,078	1,744
Equity investment in foreign subsidiary	—	(195)	306
Other	(419)	(103)	78

Total	$1,431	$1,070	$451

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below (in thousands).

	Years Ended December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$8,107	$3,985
Basis difference of property and equipment	1,556	1,484
Basis difference in start-up costs	421	384
Spanish tax credit	594	620
Foreign withholding tax credit	491	—
Alternative minimum tax credit	866	—
Accruals—Ortholink acquisition	2,762	—
Other accruals	1,952	983

Total deferred tax assets	16,749	7,456
Less valuation allowance	(2,043)	(4,398)

Net deferred tax assets	$14,706	$3,058

Deferred tax liabilities:
Basis difference of acquisitions	$18,006	$15,730
Capital leases	35	55
Accelerated depreciation	3,550	662
Accrued pension obligation	250	196
Other	3	71

Total deferred tax liabilities	$21,844	$16,714

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2001, USPI had net operating loss carryforwards for federal income tax purposes of $21.3 million, which are available to offset future federal taxable income, if any, through 2018. Included in this total, USPI has $0.6 million of net operating loss carryforwards, which are only available to reduce future federal taxable income related to the Health Horizons, Inc. acquisition. The change in the valuation allowance in 2001 is a result of the Company realizing the benefit of the Company's U.S. net operating loss carryforwards of $4.4 million for financial reporting purposes. This decrease was partially offset by the valuation allowance established for certain net operating losses related to the acquisition of Ortholink which are limited due to the change in control provisions of Section 382. Any future reductions to this allowance will result in a decrease to goodwill related to the Ortholink acquisition.

(13)
Stock Option Plan and Employee Stock Purchase Plan

  On April 30, 1998, USPI adopted a stock option plan pursuant to which USPI's Board of Directors granted, at various dates through February 12, 2001, non-qualified or incentive stock options to selected employees, officers, and directors of USPI. USPI adopted a 2001 Equity-Based Compensation Plan (the Plan) on February 13, 2001. At any given time, the number of shares of common stock issued under the Plan plus the number of shares of common stock issuable upon the exercise of all outstanding awards under the Plan and USPI's 1998 stock option plan may not exceed the lesser of 300,000,000 shares or 12.5% of the total number of shares of common stock then outstanding, assuming the exercise of all outstanding options and warrants. The Plan provides for grants of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to USPI employees, including officers and employee-directors, and for grants of nonstatutory stock options, restricted stock awards, stock appreciation rights, phantom stock awards and annual incentive awards to USPI employees, consultants and nonemployee directors. The Board of Directors or a designated committee shall have the sole authority to determine which individuals receive grants, the type of grant to be received, vesting period and all other option terms. Incentive stock options granted generally have an option price no less than 100% of the fair market value of the common stock on the date of grant with the term not to exceed ten years.

  In December 2000, the Company granted 333,333 options to employees. In connection with this option grant, the Company recorded a compensation charge in December 2000 for approximately $10,000, representing the difference between the option exercise price of $13.50 and the estimated fair value of the options based on the underwriter's share valuation of $15.00, multiplied by the options granted and considering the four-year vesting period. Amounts recognized as deferred compensation for this grant totaled $368,594 and $494,969 at December 31, 2001 and 2000, respectively.

  Effective February 1, 2001, the Company granted options to purchase 66,666 shares of common stock to William H. Wilcox. The exercise price of the options is equal to the initial public offering price. If an earnings per share target is met by the Company in 2001, options with respect to 8,333 shares will vest on December 31 of each of 2003, 2004, 2005 and 2006. If an earnings per share target is met by the Company in 2002, options with respect to 11,111 shares will vest on December 31 of each of 2003, 2004 and 2005. If the earnings per share targets are not met by the Company in 2001 and 2002, all of the options become exercisable on February 1, 2007.

  At December 31, 2001, there were 511,458 shares available for grant under the Plan. The per share weighted-average fair values at date of grant for stock options granted during 2001, 2000 and 1999 were $7.40, $5.52 and $3.09, respectively and were estimated based on a Black Scholes valuation model, using the following assumptions:

	Years Ended December 31,
	2001	2000	1999
Expected life in years	5.0	5.0	5.0
Interest rate	4.6%	5.0%	6.3%
Dividend yield	0.0%	0.0%	0.0%
Volatility	40.0%	40.0%	0.0%

  USPI applies APB Opinion No. 25 in accounting for its Plan whereby no compensation expense is recognized when options are granted at a price equal to the fair market value of the underlying stock on the date of grant. Had USPI determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, USPI's net income (loss) would have resulted in the pro forma amounts indicated below:

	Years Ended December 31,
	2001	2000	1999
Net income (loss)
As reported	$2,750	$(8,163)	$(6,844)
Pro forma	1,892	(8,644)	(7,215)
Basic earnings (loss) per share
As reported	—	(1.80)	(1.17)
Pro forma	(0.04)	(1.86)	(1.22)
Diluted earnings (loss) per share
As reported	—	(1.80)	(1.17)
Pro forma	(0.04)	(1.86)	(1.22)

  Stock option activity during 2001, 2000 and 1999 was as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 1998	761,100	$8.40
Granted	219,166	11.10
Exercised	—	—
Forfeited	(123,333)	9.75
Expired	—	—

Balance at December 31, 1999	856,933	9.00
Granted	506,000	12.90
Exercised	(5,000)	6.00
Forfeited	(28,167)	10.68
Expired	—	—

Balance at December 31, 2000	1,329,766	10.47
Granted	1,676,474	15.73
Exercised	(114,205)	5.57
Forfeited	(33,071)	14.04
Expired	—	—

Balance at December 31, 2001	2,858,964	$13.62

Shares exercisable at December 31, 1999	236,273	$7.95
Shares exercisable at December 31, 2000	422,368	$8.55
Shares exercisable at December 31, 2001	942,369	$9.33

  Exercise prices for options outstanding as of December 31, 2001, ranged from $2.55 to $25.44. The following table provides certain information with respect to stock options outstanding at December 31, 2001:

Range of exercise prices	Stock options outstanding	Weighted average exercise price	Weighted average remaining contractual life
$2.55-$12.00	1,088,101	$7.92	6.68
$13.50-$18.00	1,005,859	$14.29	8.75
$18.20-$25.44	765,004	$20.84	9.35

	2,858,964	$13.62	8.12

  The following table provides certain information with respect to stock options exercisable at December 31, 2001:

Range of exercise prices	Stock options Exercisable	Weighted average exercise price
$2.55-$12.00	763,153	$7.34
$13.50-$18.00	114,544	$13.50
$18.20-$25.44	64,672	$25.44

	942,369	$9.33

Employee Stock Purchase Plan

        USPI adopted an Employee Stock Purchase Plan on February 13, 2001. The plan provides for the grant of stock options to selected eligible employees. Any eligible employee may elect to participate in the plan by authorizing USPI's options and compensation committee to make payroll deductions to pay the exercise price of an option at the time and in the manner prescribed by USPI's options and compensation committee. This payroll deduction may be a specific amount or a designated percentage to be determined by the employee, but the specific amount may not be less than an amount established by the Company and the designated percentage may not exceed an amount of eligible compensation established by the Company from which the deduction is made. The Company has reserved 500,000 shares of common stock for this plan of which 61,377 were issued during 2001.

(14)
Earnings Per Share

  Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of convertible preferred stock, convertible debt, and outstanding options and warrants, except where such effect would be antidilutive. Net income or loss attributable to common stockholders and net income or loss per common share include preferred stock dividends for purposes of this computation. The following table sets forth the computation of basis and diluted earnings per share for years ended December 31, 2001 2000 and 1999 (in thousands, except per share amounts):

	Years ended December 31,
	2001	2000	1999
Net income (loss) attributable to common stockholders before extraordinary items	$4,979	$(14,134)	$(8,540)
Extraordinary items, net of tax	(4,913)	—	—

Total	$66	$(14,134)	$(8,540)
Weighted average common shares outstanding	18,380	7,850	7,308
Effect of dilutive securities:
Stock options	634	(A )	(A )
Warrants	277	(A )	(A )
Convertible subordinated debt	(A )	(A )	(A )
Series C convertible preferred stock	(A )	(A )	(B )

Shares used for diluted earnings (loss) per share	19,291	7,850	7,308

Basic earnings (loss) per share
Net income (loss) before extraordinary items	$0.27	$(1.80)	$(1.17)
Extraordinary items, net of tax	(0.27)	—	—

Total	$—	$(1.80)	$(1.17)

Diluted earnings (loss) per share
Net income (loss) before extraordinary items	$0.26	$(1.80)	$(1.17)
Extraordinary items, net of tax	(0.26)	—	—

Total	$—	$(1.80)	$(1.17)

(A)
No incremental shares are included because the effect would be antidilutive.

(B)
No securities of this type were outstanding during this period.

  The convertible subordinated debt and Series C convertible preferred stock, which were excluded from the computation of 2001 earnings per share because their effect would be antidilutive, were converted to common stock during 2001 and therefore will not affect earnings per share in the future.

(15)
Segment Disclosures

  USPI has adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements. USPI's business is the operation of surgery centers, private surgical hospitals and related businesses in the United States and Western Europe. USPI's chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgery centers and private surgical hospitals for assessing performance and allocating resources both domestically and abroad. Accordingly, USPI's reportable segments consist of (1) U.S. based facilities and (2) Western Europe based facilities, including facilities in Spain and the United Kingdom (beginning with USPI's April 2000 acquisition of Aspen Healthcare Holdings, Limited in the United Kingdom).

		Western Europe
2001 (in thousands)	U.S.	Spain	United Kingdom	Western Europe Total	Total
Net patient service revenue	$101,694	$69,583	$38,984	$108,567	$210,261
Other revenue	32,245	1,862	—	1,862	34,107

Total revenues	$133,939	$71,445	$38,984	$110,429	$244,368

Depreciation and amortization	14,598	7,976	3,542	11,518	26,116
Operating income	25,634	2,021	6,119	8,140	33,774
Net interest income (expense)	(10,993)	(3,244)	(3,031)	(6,275)	(17,268)
Extraordinary expense, net of tax	(3,395)	(1,518)	—	(1,518)	(4,913)
Total assets	356,226	116,500	84,131	200,631	556,857
Capital expenditures	20,598	5,283	6,949	12,232	32,830
		Western Europe
2000 (in thousands)	U.S.	Spain	United Kingdom	Western Europe Total	Total
Net patient service revenue	$50,143	$57,116	$26,229	$83,345	$133,488
Other revenue	3,366	1,554	—	1,554	4,920

Total revenues	$53,509	$58,670	$26,229	$84,899	$138,408

Depreciation and amortization	$5,317	$6,335	$2,486	$8,821	$14,138
Operating income	3,835	446	3,368	3,814	7,649
Net interest income (expense)	(7,335)	(1,421)	(2,872)	(4,293)	(11,628)
Total assets	111,549	121,728	97,119	218,847	330,396
Capital expenditures	5,614	27,720	2,472	30,192	35,806
1999 (in thousands)	U.S.	Spain	Total
Net patient service revenue	$18,051	$45,719	$63,770
Other revenue	5,323	1,320	6,643

Total revenues	$23,374	$47,039	$70,413

Depreciation and amortization	$2,701	$5,174	$7,875
Operating income (loss)	(3,545)	448	(3,097)
Net interest income (expense)	(607)	(2,209)	(2,816)
Total assets	100,268	76,435	176,703
Capital expenditures	2,914	9,892	12,806
(16)
Commitments and Contingencies

(a)
Restricted Cash

  As discussed in Note 3, approximately $1.7 million in cash remained in escrow at December 31, 2000, related to the Day-Op transactions. This amount, which was released to the sellers in March 2001, is reported as restricted cash in the accompanying balance sheet at December 31, 2000.

  (b)
  Financial Guarantees

  As of December 31, 2001, USPI had issued guarantees aggregating $2.2 million on borrowings of unconsolidated affiliated companies. No amount has been accrued for USPI's obligation under these guaranty arrangements.

  As of December 31, 2001, USPE had issued guarantees on certain acquisitions in the amount of $3.5 million. Long-term investments of approximately $3.5 million at December 31, 2001, which are included in other assets in the accompanying balance sheets, have been pledged as security for these guarantees. USPE has also received guarantees in the amount of $2.9 million from the sellers of certain acquisitions regarding potential liabilities at the date of acquisition. Approximately $1.0 million of these guarantees received by USPE remained outstanding at December 31, 2001.

  (c)
  General and Professional Liability

  In its normal course of business, USPI is subject to claims and lawsuits relating to patient treatment. USPI believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements.

  (d)
  Self Insurance

  The Company is self-insured for healthcare for its U.S. employees up to predetermined amounts above which third party insurance applies. We believe that the accruals established at December 31, 2001, which were estimated based on actual employee health claim patterns, adequately provide for our exposure under this arrangement.

  (e)
  Employment Agreements

  On November 1, 2000, the Company entered into a four-year employment agreement with Donald E. Steen that provides that he will serve as the Company's chairman and chief executive officer. The employment agreement provides for annual base compensation of $400,000. Mr. Steen is also eligible for a performance bonus of up to 100% of his annual base salary. During any time when Mr. Steen is no longer serving as chief executive officer and therefore, only serving as chairman, his annual base salary will be reduced by $100,000. The employment agreement provides that, at any time after November 1, 2002, Mr. Steen is entitled to resign and that the Company's board of directors is entitled to remove Mr. Steen from his position as chief executive officer, but not as chairman of the board of directors. In the event that the Company terminates the employment agreement other than for cause, Mr. Steen would be entitled to receive his annual base salary for the balance of the term of the employment agreement plus the average annual bonus, if any, awarded to Mr. Steen for the prior two calendar years until the later of 12 months following termination or the expiration of the initial four-year term of the agreement. The employment agreement further provides that all of Mr. Steen's stock options automatically become fully vested if the Company terminates the agreement for any reason other than for cause.

  On January 1, 2001, the Company entered into a two-year employment agreement, which renews for successive one year terms unless terminated by either party, with William H. Wilcox that provides that he will serve as the Company's president. The employment agreement provides for annual base compensation of $350,000. Mr. Wilcox is also eligible for a performance bonus of up to 100% of his annual base salary. In the event the Company terminates the employment agreement other than for cause, Mr. Wilcox would be entitled to receive his annual base salary for the balance of the term of the employment agreement plus the average annual bonus, if any, awarded to Mr. Wilcox for the prior two calendar years until the later of 12 months following termination or the expiration of the initial two-year term of the agreement. The employment agreement further provides that if the Company terminates the agreement for any reason other than for cause all of Mr. Wilcox's stock options automatically become fully vested.

(17)
Subsequent Events

  On February 22, 2002, USPI acquired, through USPE, 100% of the assets except for the building used to operate Hospital San Carlos, a private hospital in Murcia, Spain, for approximately 8.3 million euros (approximately $7.3 million as of the acquisition closing date), of which $6.6 million was paid in cash at the time of closing and $0.7 million will be payable in February 2003.

  The Company has entered into letters of intent with various entities regarding possible joint venture, development or acquisition projects. These projects are in various stages of negotiation.

(18)
Condensed Consolidating Financial Statements

  The following information is presented as required by regulations of the Securities and Exchange Commission in connection with the Debt Offering. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services.

  The $150 million 10% Senior Subordinated Notes due 2011, were issued in a private offering on December 19, 2001 and subsequently registered as publicly traded securities through a Form S-4 effective January 15, 2002, by USPI's wholly-owned finance subsidiary, United Surgical Partners Holdings, Inc. (USPH), which was created in 2001. The notes are guaranteed by USPI, which does not have independent assets or operations, and USPI's wholly-owned subsidiaries domiciled in the United States. USPI's investees in Spain and the United Kingdom are not guarantors of the obligation. USPI's investees in the United States in which USPI owns less than 100% are not guarantors of the obligation. The financial positions and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship as of the end of the year.

Condensed Consolidating Balance Sheets:

As of December 31, 2001	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Assets:
Current assets:
Cash and cash equivalents	$20,396	$13,485	$—	$33,881
Accounts receivable, net	418	27,538	(410)	27,546
Other receivables	47,087	(11,174)	(5,334)	30,579
Inventories	223	5,462	—	5,685
Other	9,298	3,464	—	12,762

Total current assets	77,422	38,775	(5,744)	110,453
Property and equipment, net	41,767	170,449	(615)	211,601
Investments in affiliates	165,437	170	(153,279)	12,328
Intangible assets, net	119,596	97,350	(1,137)	215,809
Other	88,148	33,777	(115,259)	6,666

Total assets	$492,370	$340,521	$(276,034)	$556,857

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,121	$18,512	$—	$20,633
Accrued expenses	24,758	13,733	404	38,895
Current portion of long-term debt	2,433	8,841	(634)	10,640

Total current liabilities	29,312	41,086	(230)	70,168
Long-term debt	158,170	186,093	(116,222)	228,041
Other liabilities	1,936	14,110	—	16,046
Minority interests	—	5,958	10,117	16,075
Redeemable preferred stock	—	—	—	—
Stockholders' equity	302,952	93,274	(169,699)	226,527

Total liabilities and stockholders' equity	$492,370	$340,521	$(276,034)	$556,857

As of December 31, 2000	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Assets:
Current assets:
Cash and cash equivalents	$765	$2,686	$—	$3,451
Restricted cash	1,731	—	—	1,731
Patient receivables, net	—	20,955	(160)	20,795
Other receivables	14,710	1,087	(12,623)	3,174
Inventories of supplies	209	4,459	—	4,668
Prepaids and other current assets	713	2,368	—	3,081

Total current assets	18,128	31,555	(12,783)	36,900
Property and equipment, net	7,609	158,225	(639)	165,195
Investments in affiliates	86,880	29	(79,631)	7,278
Intangible assets, net	36,306	79,302	(1,184)	114,424
Other assets	48,099	6,364	(47,864)	6,599

Total assets	$197,022	$275,475	$(142,101)	$330,396

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$402	$25,454	$(9,505)	$16,351
Accrued expenses	8,728	15,978	141	24,847
Current portion of long-term debt	53	11,797	42,065	53,915

Total current liabilities	9,183	53,229	32,701	95,113
Long-term debt	79,369	147,739	(93,256)	133,852
Other liabilities	457	10,766	(182)	11,041
Minority interests	—	4,947	3,827	8,774
Redeemable preferred stock	32,819	—	—	32,819
Stockholders' equity	75,194	58,794	(85,191)	48,797

Total liabilities and stockholders' equity	$197,022	$275,475	$(142,101)	$330,396

Condensed Consolidating Statements of Operations:

Year ended December 31, 2001	USPI and Wholly-owned Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$55,537	$194,611	$(5,780)	$244,368
Operating expenses, excluding depreciation and amortization	39,478	150,814	(5,814)	184,478
Depreciation and amortization	9,782	16,592	(258)	26,116

Operating income (loss)	6,277	27,205	292	33,774
Interest income (expense), net	(6,353)	(10,928)	13	(17,268)
Other expense	267	119	(240)	146

Income (loss) before minority interests	191	16,396	65	16,652
Minority interests in income of consolidated subsidiaries	—	(4,058)	(3,500)	(7,558)
Income (loss) before income taxes	191	12,338	(3,435)	9,094
Income tax (expense) benefit	285	(1,716)	—	(1,431)

Net income (loss) before extraordinary items	$476	$10,622	$(3,435)	$7,663

Year ended December 31, 2000	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$5,590	$136,394	$(3,576)	$138,408
Operating expenses, excluding depreciation and amortization	11,406	109,059	(3,844)	116,621
Depreciation and amortization	2,043	12,135	(40)	14,138

Operating income (loss)	(7,859)	15,200	308	7,649
Interest income (expense), net	(3,127)	(8,517)	16	(11,628)
Other income (expense)	499	(3,251)	1,970	(782)

Income (loss) before minority interests	(10,487)	3,432	2,294	(4,761)
Minority interests in income of consolidated subsidiaries	—	(1,358)	(974)	(2,332)
Income (loss) before income taxes	(10,487)	2,074	1,320	(7,093)
Income tax (expense) benefit	(223)	(847)	—	(1,070)

Net income (loss)	$(10,710)	$1,227	$1,320	$(8,163)

Year ended December 31, 1999	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$5,551	$65,603	$(741)	$70,413
Operating expenses, excluding depreciation and amortization	10,976	55,558	(899)	65,635
Depreciation and amortization	1,557	6,293	25	7,875

Operating income (loss)	(6,982)	3,752	133	(3,097)
Interest income (expense), net	45	(2,865)	4	(2,816)
Other income (expense)	(83)	(4,033)	3,754	(362)

Income (loss) before minority interests	(7,020)	(3,146)	3,891	(6,275)
Minority interests in (income) loss of consolidated subsidiaries	—	(187)	69	(118)
Income (loss) before income taxes	(7,020)	(3,333)	3,960	(6,393)
Income tax (expense) benefit	10	(454)	(7)	(451)

Net income (loss)	$(7,010)	$(3,787)	$3,953	$(6,844)

Condensed Consolidating Statements of Cash Flows:

Year ended December 31, 2001	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net loss	$(2,919)	$9,121	$(3,452)	$2,750
Changes in operating and intercompany assets and liabilities and noncash items included in net loss	2,636	31,906	3,565	38,107

Net cash provided by (used in) operating activities	(283)	41,027	113	40,857
Cash flows from investing activities:
Purchases of property and equipment, net	(7,130)	(18,647)	—	(25,777)
Purchases of new businesses	(57,099)	(415)	126	(57,388)
Other items	(27,953)	(852)	29,409	604

Net cash provided by (used in) investing activities	(92,182)	(19,914)	29,535	(82,561)
Cash flows from financing activities:
Long-term borrowings, net	34,842	(10,516)	(29,409)	(5,083)
Proceeds from issuance of common stock	132,818	239	(239)	132,818
Other items	(55,564)	—	—	(55,564)

Net cash provided by (used in) financing activities	112,096	(10,277)	(29,648)	72,171
Effect of exchange rate changes on cash	—	(37)	—	(37)
Net increase (decrease) in cash	19,631	10,799	—	30,430
Cash at inception	765	2,686	—	3,451

Cash at the end of the year	$20,396	$13,485	$—	$33,881

Year ended December 31, 2000	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(10,710)	$1,226	$1,321	$(8,163)
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	(634)	21,104	(1,304)	19,166

Net cash provided by (used in) operating activities	(11,344)	22,330	17	11,003
Cash flows from investing activities:
Sales (purchases) of property and equipment, net	(4,233)	4,719	—	486
Purchases of new businesses	(42,942)	(65,581)	25,239	(83,284)
Other items	4,100	(3,703)	7,336	7,733

Net cash provided by (used in) investing activities	(43,075)	(64,565)	32,575	(75,065)
Cash flows from financing activities:
Long-term borrowings, net	33,750	17,358	(7,336)	43,772
Proceeds from issuance of common stock	5,069	25,239	(25,239)	5,069
Other items	15,895	(1,545)	—	14,350

Net cash provided by (used in) financing activities	54,714	41,052	(32,575)	63,191
Effect of exchange rate changes on cash	—	623	(17)	606
Net increase (decrease) in cash	295	(560)	—	(265)
Cash at the beginning of the year	470	3,246	—	3,716

Cash at the end of the year	$765	$2,686	$—	$3,451

Year ended December 31, 1999	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(7,011)	$(3,787)	$3,954	$(6,844)
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	9,622	5,490	(3,954)	11,158

Net cash provided by (used in) operating activities	2,611	1,703	—	4,314
Cash flows from investing activities:
Purchases of property and equipment, net	(2,868)	(9,940)	—	(12,808)
Purchases of new businesses	(36,960)	(2,427)	3,525	(35,862)
Other items	(6,472)	1,157	6,472	1,157

Net cash provided by (used in) investing activities	(46,300)	(11,210)	9,997	(47,513)
Cash flows from financing activities:
Long-term borrowings, net	40,627	7,492	(6,472)	41,647
Proceeds from issuance of common stock	—	3,525	(3,525)	—
Other items	506	—	—	506

Net cash provided by (used in) financing activities	41,133	11,017	(9,997)	42,153
Effect of exchange rate changes on cash	—	(203)	—	(203)
Net increase (decrease) in cash	(2,556)	1,307	—	(1,249)
Cash at the beginning of the year	3,026	1,939	—	4,965

Cash at the end of the year	$470	$3,246	$—	$3,716

(19)
New Accounting Pronouncements

  On July 20, 2001 the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 141, all business combinations initiated after June 30, 2001 will be accounted for using the purchase method of accounting; the use of the pooling-of-interests method of accounting will be prohibited. USPI adopted this standard on January 1, 2002, and it did not have a material effect on the Company's financial position or results of operations.

  SFAS 142 eliminates the amortization of goodwill. Under SFAS 142, the carrying amount of goodwill should be tested for impairment at least annually at the reporting unit level, as defined, and will be reduced only if it is found to be impaired or is associated with assets sold or otherwise disposed of. SFAS 142 is effective for fiscal years beginning after December 15, 2001 except that SFAS 142 requires the cessation of goodwill amortization resulting from acquisitions consummated subsequent to June 30, 2001. USPI adopted this standard on January 1, 2002 and is assessing its impact including the determination of reporting units and the methodology for testing intangible assets for impairment. The table below shows the Company's net income (loss) for the years ended December 31, 2001 and 2000 on a pro forma basis as if the cessation of goodwill amortization required by the new standard had occurred January 1, 2000 (in thousands, except per share amounts):

	Years ended December 31,
	2001	2000
Net income (loss) before extraordinary items attributable to common shareholders, as reported	$4,979	$(14,134)
Goodwill amortization, net of applicable income tax benefits	4,184	4,170

Pro forma net income (loss) before extraordinary items attributable to common shareholders	$9,163	$(9,964)

Diluted earnings (loss) per share before extraordinary items, as reported	$0.26	$(1.80)
Goodwill amortization, net of applicable income tax benefits	0.22	0.53

Pro forma diluted earnings (loss) per share before extraordinary items	$0.48	$(1.27)

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

  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and amends the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. The following highlights the major changes:

  •
  Assets to be held and used—no longer required to allocate goodwill to the assets.

  •
  Assets to be disposed of by abandonment—requires the revision of the estimated depreciable life of the assets.

  •
  Assets to be disposed of either by exchange for similar productive assets or distribution to owners in a spinoff—requires the recognition of an impairment loss if the carrying amounts of the assets exceed their fair value at the time of disposal or spinoff.

  •
  Assets to be disposed of by sale—requires the remeasurement of the assets at either the carrying amount or the fair value less costs to sell, whichever is lower, with no further depreciation or amortization of the assets.

  •
  Discontinued operations—excludes future operating losses until realized; now includes discontinued "components of an entity," which has a broader definition than a segment.

  The Company adopted SFAS 144 as of January 1, 2002 which did not have a material effect on the Company's financial position or results of operations.

(20)
Selected Quarterly Financial Data (Unaudited)

	2000 Quarters				2001 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except per share amounts)				(in thousands, except per share amounts)
Net revenues	$25,043	$36,705	$36,183	$40,477	$53,836	$59,896	$60,783	$69,853
Income (loss) before extraordinary items	(1,031)	(1,262)	(1,607)	(4,263)	519	1,753	1,724	3,667
Extraordinary items, net of tax	—	—	—	—	—	—	—	(4,913)
Net income (loss)	(1,031)	(1,262)	(1,607)	(4,263)	519	1,753	1,724	(1,246)
Basic earnings (loss) per share
Income (loss) before extraordinary items	$(0.58)	$(0.27)	$(0.32)	$(0.63)	$0.04	$0.06	$0.05	$0.13
Extraordinary items, net of taxes	—	—	—	—	—	—	—	(0.20)

Total	$(0.58)	$(0.27)	$(0.32)	$(0.63)	$0.04	$0.06	$0.05	$(0.07)

Diluted earnings (loss) per share
Income (loss) before extraordinary items	$(0.58)	$(0.27)	$(0.32)	$(0.63)	$0.04	$0.06	$0.05	$0.13
Extraordinary items, net of taxes	—	—	—	—	—	—	—	(0.20)

Total	$(0.58)	$(0.27)	$(0.32)	$(0.63)	$0.04	$0.06	$0.05	$(0.07)

  Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including case volumes, interest rates, acquisitions, changes in contracts, the timing of price changes, and financing activities. For example, the fourth quarter of 2001 includes extraordinary expense of $4.9 million, which represents the write-off of the unamortized discount on a senior subordinated note and the unamortized debt issue costs related to the company's primary Spain credit agreement, both of which were paid off prior to their maturity dates using the proceeds of the Debt Offering in December 2001. In addition, USPI's capital structure was significantly altered by the Debt Offering and IPO during 2001, and USPI has completed acquisitions throughout 2000 and 2001, all of which significantly affect the comparability of net income and earnings per share from quarter to quarter.

2.    Financial Statement Schedules

        The following financial statement schedule is filed as part of this Form 10-K:

Schedule II—Valuation and Qualifying Accounts	S-1

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

(in thousands)

Allowance for Doubtful Accounts

		Additions Charged to:
	Balance at Beginning of Period	Costs and Expenses	Other Accounts	Deductions(1)	Other Items(2)	Balance at End of Period
1999	$1,431	1,231	—	(902)	982	2,742
2000	2,742	2,467	—	(2,072)	529	3,666
2001	3,666	3,517	—	(3,445)	988	4,726

(1)
Accounts written off.

(2)
Beginning balances for purchased businesses.

        All other schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

S-1

3.    Exhibits

Exhibit Number		Description
2.1	—	Agreement and Plan of Merger, dated as of December 6, 2000, among the Company, OPC Acquisition Corporation and OrthoLink Physicians Corporation (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
2.2	—
Agreement for the Sale and Purchase of Shares and Loan Notes in Aspen Healthcare Holdings Limited, dated April 6, 2000, between Electra Private Equity Partners 1995 and others and Global Healthcare Partners Limited (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
3.1	—	Second Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
3.2	—	Amended and Restated Bylaws (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.1	—	Form of Common Stock Certificate (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.2*	—	Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A.
4.3*	—	Global Security, dated as of December 19, 2001, governing United Surgical Partners Holdings, Inc.'s outstanding 10% Senior Subordinated Notes due 2011
4.4	—
Third Amended and Restated Stockholders' Agreement, dated March 27, 2000, by and among the Company and the security holders named therein (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.1	—
Amended and Restated Registration Rights Agreement, dated April 30, 1998, by and among the Company and the security holders named therein (the "Registration Rights Agreement") (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.2	—
Amendment No. 1 to the Registration Rights Agreement, dated as of June 26, 1998, by and among the Company and the security holders named therein (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.3	—
Amendment No. 2 to the Registration Rights Agreement, dated as of July 31, 1998, by and among the Company and the security holders named therein (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.4	—
Amendment No. 3 to the Registration Rights Agreement, dated as of October 26, 1998, by and among the Company and the security holders named therein (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

4.5.5	—
Amendment No. 4 to the Registration Rights Agreement, dated as of December 22, 1998, by and among the Company and the security holders named therein (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.6	—
Amendment No. 5 to the Registration Rights Agreement, dated as of June 1, 1999, by and among the Company and the security holders named therein (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.7	—
Amendment No. 6 to the Registration Rights Agreement, dated as of March 27, 2000, by and among the Company and the security holders named therein (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.8	—
Amendment No. 7 to the Registration Rights Agreement, dated as of February 12, 2001, by and among the Company and the security holders named therein (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.6	—	Form of Rights Agreement between the Company and Rights Agent (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.1	—
Credit Agreement, dated April 6, 2000, by and among Global Healthcare Partners Limited and the Governor and Company of the Bank of Scotland (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.2*	—
Amended and Restated Credit Agreement, dated as of December 19, 2001, among USP Domestic Holdings, Inc., USPE Holdings Limited, various financial institutions from time to time parties thereto as the lenders and Credit Suisse First Boston, as Administrative Agent
10.3	—
Contribution and Purchase Agreement, dated as of May 11, 1999, by and among USP North Texas, Inc., Baylor Health Services, Texas Health Ventures Group LLC and THVG/Health First L.L.C. (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.4	—
Warrant Agreement, dated as of June 18, 1999, among the Company and Welsh, Carson, Anderson & Stowe VII, L.P. (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.5	—	Common Stock Purchase Warrant, dated June 1, 1999 (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.6	—	Stock Purchase Warrant, dated March 27, 2000 (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.7	—
Employment Agreement, dated as of November 1, 2000, by and between the Company and Donald E. Steen (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10.8	—
Employment Agreement, dated as of March 1, 1999, by and between the Company and William H. Wilcox (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.9	—	Stock Option and Restricted Stock Purchase Plan (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.10	—	2001 Equity-Based Compensation Plan (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.11	—	Employee Stock Purchase Plan (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.12	—
Form of Indemnification Agreement between the Company and its directors and officers (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
21.1*	—	Subsidiaries of the Company
23.1*	—	Consent of KPMG LLP
24.1*	—	Power of Attorney for Donald E. Steen
24.2*	—	Power of Attorney for William H. Wilcox
24.3*	—	Power of Attorney for Mark A. Kopser
24.4*	—	Power of Attorney for John J. Wellik
24.5*	—	Power of Attorney for James C. Crews
24.6*	—	Power of Attorney for D. Scott Mackesy
24.7*	—	Power of Attorney for Dave A. Alexander, Jr., M.D.
24.8*	—	Power of Attorney for Thomas L. Mills
24.9*	—	Power of Attorney for Boone Powell, Jr.
24.10*	—	Power of Attorney for Paul B. Queally
24.11*	—	Power of Attorney for David P. Zarin, M.D.
24.12*	—	Power of Attorney for John C. Garrett, M.D.
24.13*	—	Power of Attorney for Joel T. Allison

*
Filed herewith.

(b)    Reports on Form 8-K

        The Company filed a Current Report on Form 8-K, dated October 17, 2001, to report the acquisition by the Company of a majority interest in a freestanding ambulatory surgery center in Sarasota, Florida.

        The Company filed a Current Report on Form 8-K, dated November 15, 2001, to furnish, pursuant to Regulation FD, a copy of materials dated November 15, 2001 and prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

        The Company filed a Current Report on Form 8-K, dated December 3, 2001, to report the intention of United Surgical Partners Holdings, Inc., a wholly-owned subsidiary of the Company, to offer $150 million in senior subordinated notes due 2011 and the anticipated use of the proceeds therefrom.

        The Company filed a Current Report on Form 8-K, dated December 4, 2001, to report the Company's entry into (i) binding agreements to acquire, in separate transactions, majority interests in a surgical facility in West Covina, California and a surgical facility in Fredericksburg, Virginia, (ii) a non-binding letter of intent to acquire a minority interest in a surgical facility in Torrance, California, and (iii) a definitive agreement, subject to due diligence, to acquire a surgical hospital in Madrid, Spain.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
Date: March 21, 2002	By:	/s/ DONALD E. STEEN Donald E. Steen Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD E. STEEN Donald E. Steen	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 21, 2002
* William H. Wilcox	President and Director	March 21, 2002
/s/ MARK A. KOPSER Mark A. Kopser	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2002
/s/ JOHN J. WELLIK John J. Wellik	Vice President, Controller, Compliance Officer and Secretary (Principal Accounting Officer)	March 21, 2002
* James C. Crews	Director	March 21, 2002
* D. Scott Mackesy	Director	March 21, 2002
* Dave A. Alexander, Jr. M.D.	Director	March 21, 2002

* Thomas L. Mills	Director	March 21, 2002
* Boone Powell, Jr.	Director	March 21, 2002
* Paul B. Queally	Director	March 21, 2002
* David P. Zarin, M.D.	Director	March 21, 2002
* John C. Garrett, M.D.	Director	March 21, 2002
* Joel T. Allison	Director	March 21, 2002

        John J. Wellik, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

By:	/s/ JOHN J. WELLIK John J. Wellik Attorney-in-fact	March 21, 2002