Form 10-Q
period 2002-03-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2002-05-14
CIK 1101723

Use these links to rapidly review the document
UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-32837

United Surgical Partners International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2749762 (IRS Employer Identification Number)
15305 Dallas Parkway, Suite 1600 Addison, Texas (Address of principal executive offices)	75001 (Zip Code)

(972) 713-3500
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At May 9, 2002 there were 24,318,178 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

Note: Items 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
Cash and cash equivalents	$25,338	$33,881
Patient receivables, net of allowance for doubtful accounts of $4,381 and $4,726 respectively	32,400	27,546
Other receivables	30,993	30,579
Inventories of supplies	5,856	5,685
Deferred tax asset, net	6,571	6,571
Prepaids and other current assets	5,297	6,191

Total current assets	$106,455	$110,453
Property and equipment, net	222,015	211,601
Investments in affiliates	14,573	12,328
Intangible assets, net	229,028	215,809
Other assets	9,070	6,666

Total assets	$581,141	$556,857

Liabilities and Stockholders' Equity
Accounts payable	$21,955	$20,633
Accrued salaries and benefits	13,966	13,760
Due to affiliates	7,445	5,513
Accrued interest	5,127	1,822
Current portion of long-term debt	9,958	10,640
Other accrued expenses	20,397	17,007
Deferred tax liability, net	776	793

Total current liabilities	$79,624	$70,168
Long-term debt, less current portion	238,824	228,041
Other long-term liabilities	3,187	3,130
Deferred tax liability, net	12,347	12,916

Total liabilities	$333,982	$314,255
Minority interests	17,012	16,075

	March 31, 2002	December 31, 2001
	(unaudited)
Stockholders' equity:
Common stock:
Other, $0.01 par value; 200,000 shares authorized; 24,513 and 24,436 shares issued at March 31, 2002 and December 31, 2000, respectively	245	244
Additional paid-in capital	267,106	265,809
Treasury stock, at cost, 335 and 334 shares at March 31, 2002 and December 31, 2001, respectively	(5,922)	(5,909)
Deferred compensation	(1,396)	(369)
Receivables from sales of common stock	(563)	(1,174)
Accumulated other comprehensive loss, net of tax	(17,544)	(15,592)
Accumulated deficit	(11,779)	(16,482)

Total stockholders' equity	230,147	226,527

Total liabilities and stockholders' equity	$581,141	$556,857

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited—in thousands, except per share amounts)

	Three months ended March 31,
	2002	2001
Net patient service revenue	$65,028	$47,670
Management and administrative services revenue	7,323	4,495
Equity in earnings of unconsolidated affiliates	2,096	1,109
Other income	631	564

Total revenues	75,078	53,838
Salaries, benefits, and other employee costs	19,116	14,200
Medical services and supplies	14,396	11,678
Other operating expenses	13,701	9,333
General and administrative expenses	5,896	5,211
Provision for doubtful accounts	1,129	562
Depreciation and amortization	5,656	5,590

Total operating expenses	59,894	46,574

Operating income	15,184	7,264
Interest income	308	248
Interest expense	(5,928)	(4,779)
Other	(47)	(16)

Total other expense, net	(5,667)	(4,547)
Income before minority interest	9,517	2,717
Minority interest in income of consolidated subsidiaries	(2,688)	(1,435)

Income before income taxes	6,829	1,282
Income tax expense	(2,126)	(761)

Net income	4,703	521
Preferred stock dividends	—	(913)

Net income (loss) attributable to common stockholders	$4,703	$(392)

Net income (loss) per share attributable to common stockholders
Basic	$0.20	$(0.04)
Diluted	$0.19	$(0.04)
Weighted average number of common shares
Basic	24,107	10,130
Diluted	25,124	10,130

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited—in thousands)

	Three months ended March 31,
	2002	2001
Net income	$4,703	$521
Other comprehensive loss, before taxes:
Foreign currency translation adjustments	(3,003)	(7,246)
Income tax benefit related to other comprehensive loss	1,051	2,536

Other comprehensive loss	(1,952)	(4,710)

Comprehensive income (loss)	$2,751	$(4,189)

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited—in thousands)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$4,703	521
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,129	562
Depreciation and amortization	5,656	5,590
Amortization of debt issue costs and discount	363	78
Equity in earnings of unconsolidated affiliates	(2,096)	(1,109)
Minority interest in income of consolidated subsidiaries	2,688	1,435
Amortization of deferred compensation	59	32
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(5,165)	(2,835)
Other receivables	2,299	2,746
Inventories of supplies, prepaids and other current assets	(250)	(535)
Accounts payable and accrued expenses	4,832	673
Other long-term liabilities	(256)	1,882

Net cash provided by operating activities	13,962	9,040

Cash flows from investing activities:
Purchases of new businesses, net of cash received	(14,484)	(3,386)
Purchases of property and equipment	(4,508)	(5,934)
Sales of property	789	—
Increase in deposits and notes receivable	(1,656)	—
Cash released from escrow	—	1,664

Net cash used in investing activities	(19,859)	(7,656)

Cash flows from financing activities:
Proceeds from long-term debt	1,876	13,093
Payments on long-term debt	(4,931)	(6,626)
Proceeds from issuances of common stock	792	120
Distributions on investments in affiliates	(320)	(429)

Net cash provided by (used in) financing activities	(2,583)	6,158

Effect of exchange rate changes on cash	(63)	(41)

Net increase (decrease) in cash and cash equivalents	(8,543)	7,501
Cash and cash equivalents at beginning of period	33,881	3,451

Cash and cash equivalents at end of period	$25,338	10,952

Supplemental information:
Interest paid	$2,231	3,145
Non-cash transactions:
Sale of common stock for notes receivable from employees, net	$—	315
Common stock issued for purchases of new businesses	—	45,778
Accrued dividends on preferred stock	—	913
Assets acquired under capital lease obligations	223	—

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

        United Surgical Partners International, Inc. and subsidiaries (USPI or the Company), a Delaware company, was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Europe. At March 31, 2002, USPI, headquartered in Dallas, Texas, operated forty-three surgical facilities in the United States. Of these forty-three facilities, USPI consolidates the results of twenty, owns a minority or otherwise noncontrolling equity interest in twenty-one, which are accounted for under the equity method, and holds no ownership interest in the remaining two centers, which are operated by USPI under management contracts. In addition, United Surgical Partners Europe, S.L. (USPE), a company incorporated in Spain and wholly-owned by USPI, managed and owned a majority interest in seven private surgical hospitals, two surgery centers, and one diagnostic facility in Spain at March 31, 2002. Global Healthcare Partners Limited (Global), a company incorporated in England and majority-owned by USPI, managed two wholly-owned private surgical hospitals in the United Kingdom at March 31, 2002.

        USPI is subject to changes in government legislation that could impact Medicare, Medicaid, and foreign government reimbursement levels and is also subject to increased levels of managed care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.

        USPI maintains its books and records on the accrual basis of accounting, and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements and notes should be read in conjunction with the Company's Form 10-K. It is management's opinion that the accompanying consolidated financial statements reflect all adjustments (which are normal recurring adjustments) necessary for a fair presentation of the results for the interim period and the comparable period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

(2) Acquisitions

        Effective February 1, 2002, the Company acquired 100% of a surgical hospital in Murcia, Spain, for total consideration of approximately $8.2 million in cash (of which $7.5 million was paid prior to March 31, 2002 and $0.7 million will be paid on the first anniversary following consummation of the acquisition) and approximately $12.6 million in assumed capital lease obligations.

        The Company acquired, through a merger on March 27, 2002, Surgicoe Corporation, which owns, manages, and develops surgical facilities in Georgia, Oklahoma, and Texas. The Company paid the shareholders of Surgicoe approximately $5.3 million in cash. The terms of the agreement provide for the Company to make additional payments in the future should certain facilities, including some that are operational and some that are currently under development, meet specified performance targets.

        Following are the unaudited pro forma results for the three months ended March 31, 2002 and 2001 as if the acquisitions discussed above had occurred on January 1, 2001 (in thousands, except per share amounts):

	Three months ended March 31,
	2002	2001
Net revenues	$75,673	$55,989
Net income	3,911	292
Net income (loss) attributable to common stockholders	3,911	(621)
Basic earnings (loss) per share	0.16	(0.06)
Diluted earnings (loss) per share	0.16	(0.06)

(3) Earnings Per Share

        Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of convertible preferred stock, convertible debt, and outstanding options and warrants, except where such effect would be antidilutive. Net income or loss attributable to common stockholders and net income or loss per common share include preferred stock dividends for purposes of this computation for the three months ended March 31, 2001. No dividends are included in this computation for the three months ended March 31, 2002 as all preferred shares were retired prior to January 1, 2002. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 (in thousands, except per share amounts):

	Three months ended March 31,
	2002		2001
Net income (loss) attributable to common shareholders	$4,703		$(392)
Weighted average common shares outstanding	24,107		10,130
Effect of dilutive securities:
Stock options	732		(A	)
Warrants	285		(A	)
Convertible subordinated debt	(B	)	(A	)
Series C convertible preferred stock	(B	)	(A	)
Shares used for diluted earnings (loss) per share	25,124		10,130
Basic earnings (loss) per share	$0.20		$(0.04)
Diluted earnings (loss) per share	$0.19		$(0.04)

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

(4) Segment Disclosure

        USPI has adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in financial statements. USPI's business is the operation of surgery centers, private surgical hospitals and related businesses in the United States and Western Europe. USPI's chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgery centers and private surgical hospitals for assessing performance and allocating resources both domestically and abroad. Accordingly, USPI's reportable segments consist of (1) U.S. based facilities and (2) Western Europe based facilities, including those in Spain and the United Kingdom.

		Western Europe
Three months ended March 31, 2002 (unaudited)	U.S.	Spain	United Kingdom	Western Europe Total	Total
Net patient service revenue	$33,638	$19,764	$11,626	$31,390	$65,028
Other revenue	9,508	542	—	542	10,050

Total revenues	$43,146	$20,306	$11,626	$31,932	$75,078

Depreciation and amortization	$3,227	$1,678	$751	$2,429	$5,656
Operating income	10,633	1,968	2,583	4,551	15,184
Net interest expense	(4,805)	(237)	(578)	(815)	(5,620)
Total assets	357,850	138,240	85,051	223,291	581,141
Capital expenditures	2,217	854	1,660	2,514	4,731
Three months ended March 31, 2001 (unaudited)
Net patient service revenue	$18,675	$18,745	$10,250	$28,995	$47,670
Other revenue	5,684	484	—	484	6,168

Total revenues	$24,359	$19,229	$10,250	$29,479	$53,838

Depreciation and amortization	$2,830	$1,931	$829	$2,760	$5,590
Operating income	3,697	1,397	2,230	3,627	7,264
Net interest expense	(2,937)	(691)	(903)	(1,594)	(4,531)
Total assets	244,233	116,548	95,520	212,068	456,301
Capital expenditures	3,097	981	1,856	2,837	5,934

(5) New Accounting Pronouncements

        On July 20, 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations(SFAS 141), and No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 141, all business combinations initiated after June

30, 2001 will be accounted for using the purchase method of accounting; the use of the pooling-of-interests method of accounting will be prohibited. The adoption of this standard is not expected to have a material effect on the Company's financial position or future results of operations.

        SFAS 142 eliminates the amortization of goodwill. Under SFAS 142, the carrying amount of goodwill should be tested for impairment at least annually at the reporting unit level, as defined, and will be reduced only if it is found to be impaired or is associated with assets sold or otherwise disposed of. SFAS 142 is effective for fiscal years beginning after December 15, 2001 except that SFAS 142 requires the cessation of goodwill amortization resulting from acquisitions consummated subsequent to June 30, 2001. The Company is currently evaluating the impact of the transitional goodwill impairment requirements of this standard on its results of operations and financial position. The table below shows the Company's net income (loss) for the three months ended March 31, 2002 and 2001 on a pro forma basis as if the cessation of goodwill amortization required by the new standard had occurred January 1, 2001 (in thousands, except per share amounts):

	Three months ended March 31,
	2002	2001
Net income (loss) attributable to common shareholders, as reported	$4,703	$(392)
Amortization of goodwill and infinite-lived intangible assets, net of applicable income tax benefits	—	1,471

Adjusted net income attributable to common shareholders	$4,703	$1,079

Diluted earnings (loss) per share, as reported	$0.19	$(0.04)
Amortization of goodwill and infinite-lived intangible assets, net of applicable income tax benefits	—	0.13

Pro forma diluted earnings per share	$0.19	$0.09

(6) Condensed Consolidating Financial Statements

        The following information is presented as required by regulations of the Securities and Exchange Commission in connection with the Company's publicly traded Senior Subordinated Notes. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services.

        The $150 million 10% Senior Subordinated Notes due 2011 were issued in a private offering on December 19, 2001 and subsequently registered as publicly traded securities through a Form S-4 effective January 15, 2002 by USPI's wholly-owned finance subsidiary, United Surgical Partners Holdings, Inc. (USPH), which was created in 2001. The notes are guaranteed by USPI, which does not have independent assets or operations, and USPI's wholly-owned subsidiaries domiciled in the United States. USPI's investees in Spain and the United Kingdom are not guarantors of the obligation. USPI's investees in the United States in which USPI owns less than 100% are not guarantors of the obligation. The financial positions and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship at the end of the period.

Condensed Consolidating Balance Sheets:

As of March 31, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Assets:
Current assets:
Cash and cash equivalents	$13,236	$12,102	$—	$25,338
Accounts receivable, net	132	32,678	(410)	32,400
Other receivables	46,428	(9,631)	(5,804)	30,993
Inventories of supplies	187	5,669	—	5,856
Other	9,786	2,082	—	11,868

Total current assets	69,769	42,900	(6,214)	106,455
Property and equipment, net	41,354	181,272	(611)	222,015
Investments in affiliates	173,847	115	(159,389)	14,573
Intangible assets, net	126,941	103,224	(1,137)	229,028
Other	200,365	42,090	(233,385)	9,070

Total assets	$612,276	$369,601	$(400,736)	$581,141

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,337	$19,618	$—	$21,955
Accrued expenses	31,664	15,354	693	47,711
Current portion of long-term debt	2,647	8,271	(960)	9,958

Total current liabilities	36,648	43,243	(267)	79,624
Long-term debt	263,768	209,140	(234,084)	238,824
Other liabilities	1,937	13,597	—	15,534
Minority interests	—	6,035	10,977	17,012
Redeemable preferred stock	—	—	—	—
Stockholders' equity	309,923	97,586	(177,362)	230,147

Total liabilities and stockholders' equity	$612,276	$369,601	$(400,736)	$581,141

As of December 31, 2001	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Assets:
Current assets:
Cash and cash equivalents	$20,396	$13,485	$—	$33,881
Accounts receivable, net	418	27,538	(410)	27,546
Other receivables	47,087	(11,174)	(5,334)	30,579
Inventories of supplies	223	5,462	—	5,685
Other	9,298	3,464	—	12,762

Total current assets	77,422	38,775	(5,744)	110,453
Property and equipment, net	41,767	170,449	(615)	211,601
Investments in affiliates	165,437	170	(153,279)	12,328
Intangible assets, net	119,596	97,350	(1,137)	215,809
Other	88,148	33,777	(115,259)	6,666

Total assets	$492,370	$340,521	$(276,034)	$556,857

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,121	$18,512	$—	$20,633
Accrued expenses	24,758	13,733	404	38,895
Current portion of long-term debt	2,433	8,841	(634)	10,640

Total current liabilities	29,312	41,086	(230)	70,168
Long-term debt	158,170	186,093	(116,222)	228,041
Other liabilities	1,936	14,110	—	16,046
Minority interests	—	5,958	10,117	16,075
Redeemable preferred stock	—	—	—	—
Stockholders' equity	302,952	93,274	(169,699)	226,527

Total liabilities and stockholders' equity	$492,370	$340,521	$(276,034)	$556,857

Condensed Consolidating Statements of Operations:

Three months ended March 31, 2002	USPI and Wholly-owned Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$15,433	$61,184	$(1,539)	$75,078
Operating expenses, excluding depreciation and amortization	10,095	45,550	(1,407)	54,238
Depreciation and amortization	2,103	3,557	(4)	5,656

Operating income (loss)	3,235	12,077	(128)	15,184
Interest expense, net	(3,105)	(2,515)	—	(5,620)
Other expense	68	(47)	(68)	(47)

Income (loss) before minority interests	198	9,515	(196)	9,517
Minority interests in income of consolidated subsidiaries	—	(1,364)	(1,324)	(2,688)
Income (loss) before income taxes	198	8,151	(1,520)	6,829
Income tax expense	(1,552)	(574)	—	(2,126)

Net income (loss)	$(1,354)	$7,577	$(1,520)	$4,703

Three months ended March 31, 2001	USPI and Wholly-owned Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$9,149	$46,883	$(2,194)	$53,838
Operating expenses, excluding depreciation and amortization	6,545	35,643	(1,204)	40,984
Depreciation and amortization	1,832	3,770	(12)	5,590

Operating income (loss)	772	7,470	(978)	7,264
Interest expense, net	(1,831)	(2,700)	—	(4,531)
Other expense	65	(21)	(60)	(16)

Income (loss) before minority interests	(994)	4,749	(1,038)	2,717
Minority interests in income of consolidated subsidiaries	—	(783)	(652)	(1,435)
Income (loss) before income taxes	(994)	3,966	(1,690)	1,282
Income tax expense	(81)	(680)	—	(761)

Net income (loss)	$(1,075)	$3,286	$(1,690)	$521

Condensed Consolidating Statements of Cash Flows:

Three months ended March 31, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(1,355)	$7,578	$(1,520)	$4,703
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	6,453	1,286	1,520	9,259

Net cash provided by operating activities	5,098	8,864	—	13,962
Cash flows from investing activities:
Purchases of property and equipment, net	(878)	(3,630)	—	(4,508)
Purchases of new businesses	(6,904)	(7,580)	—	(14,484)
Other items	(2,314)	1,447	—	(867)

Net cash used in investing activities	(10,096)	(9,763)	—	(19,859)
Cash flows from financing activities:
Long-term borrowings, net	(2,637)	(418)	—	(3,055)
Proceeds from issuance of common stock	792	—	—	792
Other items	(320)	—	—	(320)

Net cash used in financing activities	(2,165)	(418)	—	(2,583)
Effect of exchange rate changes on cash	—	(63)	—	(63)
Net decrease in cash	(7,163)	(1,380)	—	(8,543)
Cash at the beginning of the period	20,396	13,485	—	33,881

Cash at the end of the period	$13,233	$12,105	$—	$25,338

Three months ended March 31, 2001	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(1,073)	$3,285	$(1,691)	$521
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	8,380	(1,552)	1,691	8,519

Net cash provided by operating activities	7,307	1,733	—	9,040
Cash flows from investing activities:
Purchases of property and equipment, net	(5,628)	(306)	—	(5,934)
Purchases of new businesses	(3,386)	—	—	(3,386)
Other items	1,664	—	—	1,664

Net cash used in investing activities	(7,350)	(306)	—	(7,656)
Cash flows from financing activities:
Long-term borrowings, net	5,741	726	—	6,467
Proceeds from issuance of common stock	120	—	—	120
Other items	(429)	—	—	(429)

Net cash provided by financing activities	5,432	726	—	6,158
Effect of exchange rate changes on cash	—	(41)	—	(41)
Net increase in cash	5,389	2,112	—	7,501
Cash at the beginning of the period	765	2,686	—	3,451

Cash at the end of the period	$6,154	$4,798	$—	$10,952

(7) Subsequent Events

        The Company acquired a minority ownership interest in a surgery center in April 2002 and a majority ownership interest in a surgery center in May 2002. Both facilities are in the United States. In addition, the Company has entered into letters of intent with various entities regarding possible joint venture, development, or acquisition projects. These projects are in various stages of negotiation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

        Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects", "continues," "will," "may," "should," "estimates," "intends," "plans," and similar expressions, and statements regarding the Company's business strategy and plans, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified personnel, included physicians, nurses and other health care professionals; our significant indebtedness; the availability of suitable acquisition opportunities and the length of time it takes to accomplish acquisitions; our ability to integrate new businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks, and uncertainties discussed in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

Overview

        The Company operates surgery centers and private surgical hospitals in the United States and Western Europe. As of March 31, 2002, the Company operated 54 surgical facilities, consisting of 43 in the United States, nine in Spain, and two in the United Kingdom. Of the 43 U.S. facilities, the Company operates 22 through strategic relationships with ten major not-for-profit healthcare system partners. Overall, the Company holds ownership in 52 of the facilities and operates the remaining two facilities, both in the United States, under management contracts.

Critical Accounting Policies

        Management of the company is required to make certain estimates and assumptions during the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Certain of our accounting policies have a more significant impact on our financial statements than others due to the size of the underlying financial statement elements.

        Our determination of whether to consolidate an entity in which we hold an investment, account for it under the equity method, or carry it at cost has a significant impact on our financial statements because of the typical business model under which we operate, particularly in the United States, where the majority of the facilities we operate are partially owned by not-for-profit hospital systems, physicians, and other parties. These quarterly financial statements have been prepared using the same consolidation policy as was used in the Company's latest audited financial statements.

        Our revenue recognition policy and method of accounting for income taxes involve significant judgments and estimates. There have been no significant changes in assumptions, estimates, and judgments in the preparation of these quarterly financial statements from the assumptions, estimates, and judgments used in the preparation of the Company's latest audited financial statements.

        Beginning January 1, 2002, we also consider our accounting policy regarding intangible assets to be a critical accounting policy given the significance of intangible assets as compared to the total assets of the Company and the recent changes in accounting for intangible assets required under Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS 142), which was issued by the Financial Accounting Standards Board on July 20, 2001 and was adopted by the Company as of January 1, 2002. SFAS 142 requires the cessation of amortization of goodwill and identifiable intangible assets which do not have finite lives and requires that all intangible assets be tested for impairment at least annually.

Acquisitions, Equity Investments and Development Projects

        In February 2002, we acquired a surgical hospital in Murcia, Spain for total consideration of approximately $8.2 million in cash (of which $7.5 million was paid prior to March 31, 2002 and $0.7 million will be paid on the first anniversary following consummation of the acquisition) and approximately $12.6 million in assumed capital lease obligations.

        In March 2002, we acquired Surgicoe Corporation, which owns, manages, and develops surgical facilities in Georgia, Oklahoma, and Texas. The Company paid the shareholders of Surgicoe approximately $5.3 million in cash. The terms of the agreement provide for the Company to make additional payments in the future should certain facilities, including some that are operational and some that are currently under development, meet specified performance targets.

        During February and March 2002, two surgery centers developed by the Company in the United States opened and began performing cases.

Sources of Revenue

        Revenues primarily include:

  •
  net patient services revenues for the facilities that we consolidate for financial reporting purposes, which are typically those in which we have ownership interests of greater than 50% or maintain effective control, and

  •
  management and administrative service fees earned from the non-consolidated facilities that we account for under the equity method of accounting as well as facilities that we operate under management contracts or to which we provide contracted services, but have no ownership; and

  •
  our share of net income of the non-consolidated facilities that we account for under the equity method of accounting. These amounts are included in revenues as these operations are central to our business strategy.

        The following table summarizes our revenues by type as a percentage of total revenue for the periods presented:

	Three months ended March 31,
	2002	2001
Net patient service revenue	86%	89%
Management and administrative services revenue	10	8
Equity in earnings of unconsolidated affiliates	3	2
Other income	1	1

Total revenue	100%	100%

        The percentage of our total revenue that was derived from net patient service revenue decreased from 89% for the three months ended March 31, 2001 to 86% for the three months ended March 31, 2002, with a corresponding increase in the percentage of our total revenue that was derived from management and administrative services revenue, primarily as a result of our acquisition of OrthoLink Physicians Corporation (OrthoLink) on February 12, 2001. As a result of this acquisition, our consolidated results include OrthoLink's administrative service income for a full three months in 2002 as compared to approximately one and one-half months in the prior year period.

        For the three months ended March 31, 2002 and 2001, approximately 57% and 45% of our revenues were generated from operations in the United States and 43% and 55% from Western Europe, respectively. The increase in the percentage of our revenues generated in the United States and corresponding decrease in Western Europe resulted from our development and acquisition activities being primarily in the United States during the second half of 2001. We continue to evaluate acquisition and development opportunities in all three countries in which we currently operate as well as in other selected nations in Western Europe.

Results of Operations

        The following table summarizes certain statements of operations items expressed as a percentage of revenues for the periods indicated:

	For the three months ended March 31,
	2002	2001
Total revenues	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	72.2	76.1

EBITDA	27.8	23.9
Minority interests in income of consolidated entities	3.6	2.7

EBITDA less minority interest	24.2	21.2
Depreciation and amortization	7.5	10.4
Interest and other expense, net	7.6	8.4

Income before income taxes	9.1	2.4
Income tax expense	(2.8)	(1.4)

Net income	6.3	1.0

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

        Revenues increased by $21.3 million, or 40% to $75.1 million for the three months ended March 31, 2002 from $53.8 million for the three months ended March 31, 2001. Of this increase in revenues, $8.4 million was contributed by facilities acquired since March 31, 2001. An additional $5.6 million of the increase is attributed to including a full three months of operations of OrthoLink , which merged with USPI on February 12, 2001 and therefore was only included for approximately one and one-half of the three months ended March 31, 2001. The exchange rate of the European currencies to the U.S. dollar was lower in the three months ended March 31, 2002 as compared to the same period in the prior year, resulting in a negative impact of $1.3 million on year over year revenues for the facilities in Western Europe that were owned in both 2002 and 2001 ("same store" facilities). Absent this foreign exchange impact, same store facilities in Western Europe contributed $2.7 million more to consolidated revenue in the three months ended March 31, 2002 as compared to the same period in 2001. The remaining increase in revenues was contributed by same store U.S. facilities, which performed approximately 16.5% more cases in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

        Operating expenses, excluding depreciation and amortization, increased by $13.2 million, or 32%, to $54.2 million for the three months ended March 31, 2002 from $41.0 million for the three months ended March 31, 2001. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 72.2% for the three months ended March 31, 2002 from 76.1% for the three months ended March 31, 2001, primarily as a result of operating efficiencies at our U.S. facilities and improved economies of scale as we expanded.

        EBITDA less minority interest increased $6.7 million, or 59%, to $18.1 million for the three months ended March 31, 2002 from $11.4 million for the three months ended March 31, 2001. Of this increase in EBITDA less minority interest, $2.5 million was contributed by facilities acquired since March 31, 2001 and an additional $2.6 million was attributed to OrthoLink being included for a full three months in 2002. EBITDA less minority interest, as a percentage of revenues, increased to 24.2% for the three months ended March 31, 2002 from 21.2% for the three months ended March 31, 2001, primarily as a result of improved operating margins at our facilities operated in joint ventures with healthcare systems and the leveraging of our corporate overhead expenses over the increased revenue.

        Depreciation and amortization increased $0.1 million, or 1%, to $5.7 million for the three months ended March 31, 2002 from $5.6 million for the three months ended March 31, 2001. This amount remained virtually constant in spite of the acquisitions completed since March 31, 2001 because of the cessation of goodwill amortization required under SFAS 142. Depreciation and amortization, as a percentage of revenues, decreased to 7.5% for the three months ended March 31, 2002 from 10.4% for the three months ended March 31, 2001.

        Interest expense, net of interest income, increased 24% to $5.6 million for the three months ended March 31, 2002 from $4.5 million for the three months ended March 31, 2001 primarily as a result of the debt outstanding during the first three months of 2002 having a higher average interest rate than in the prior year period. The higher average interest rate primarily relates to the $150 million of Senior Subordinated Notes outstanding in 2002, for which the 10.13% effective interest rate is higher than the average rates of the subordinated debt and borrowings under the Company's credit agreements which were outstanding in the prior year period.

        Provision for income taxes and our overall effective tax rates were $2.1 million and 31% for the three months ended March 31, 2002, compared to $0.8 million and 59% for the three months ended March 31, 2001, respectively. The decrease in our overall tax rate primarily resulted from our ability in 2002 to use the net losses of certain of our Spanish subsidiaries to offset the net income of other Spanish subsidiaries, as a result of meeting certain statutory requirements for ownership levels in 2002.

        Net income was $4.7 million for the three months ended March 31, 2002 compared to $0.5 million for the three months ended March 31, 2001. This $4.2 million improvement primarily results from the increased revenues and improved operating efficiencies and economies of scale related to expenses discussed above.

Liquidity and Capital Resources

        During the three months ended March 31, 2002, the Company generated $14.0 million of cash flows from operations as compared to $9.0 million during the three months ended March 31, 2001.

        During the three months ended March 31, 2002, the Company's net cash required for investing activities was $19.9 million, consisting primarily of $14.5 million for the purchase of businesses and $4.5 million for the purchase of property and equipment. The $14.5 million primarily represents purchases of new businesses, net of cash acquired, and incremental investments in unconsolidated affiliates. Most of these transactions are individually insignificant; the most significant amounts are the $7.5 million paid for the surgical hospital in Murcia, Spain, and the $5.3 million paid to acquire Surgicoe. Approximately $1.0 million of the property and equipment purchases related to ongoing development projects. The $19.9 million of cash required for investing activities was funded primarily with the cash flows from operations noted above. Net cash used during the three months ended March 31, 2002 in financing activities totaled $2.6 million. Cash and cash equivalents were $25.3 million at March 31, 2002 as compared to $33.9 million at December 31, 2001, and net working capital was $26.8 million at March 31, 2002 as compared to $40.3 million at December 31, 2001.

        In December 2001, we entered into an amended and restated credit facility with a group of commercial lenders providing us with the ability to borrow up to $85.0 million for acquisitions and general corporate purposes in the United States and Spain or for any new subsidiary that becomes a guarantor of the facility. A total of $10 million of borrowings under the facility may be used by subsidiaries that are not guarantors, including subsidiaries in the United Kingdom. Borrowings under our amended and restated credit facility mature on December 19, 2004. As of March 31, 2002, no amounts were outstanding under this facility and approximately $38.3 million was available for borrowing based on actual reported consolidated financial results. Availability under the facility is based upon pro forma EBITDA including EBITDA from acquired entities. Assuming historical purchase multiples of annual EBITDA of potential acquisition targets, the entire $85.0 million would be available for borrowing to finance acquisitions as of March 31, 2002. The indenture governing our Senior Subordinated Notes and our amended and restated credit facility contain various restrictive covenants including covenants that limit our ability and the ability of certain of our subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, used assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock.

        Additionally, one of our U.K. subsidiaries has a credit agreement with a commercial lender in the United Kingdom that provides for total borrowings of £42.0 million (approximately $59.9 million as of March 31, 2002) under three separate facilities. At March 31, 2002, total outstanding borrowings under this term facility were approximately $35.2 million and approximately $16.8 million was available for borrowings. The credit agreement specifies that of this available amount, $10.0 million be used by September 30, 2003 to retire demand notes payable to the former owners of the Company's two hospitals in the United Kingdom. Borrowings under this agreement bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. The Company pledged the capital stock of its U.K. subsidiaries to secure borrowings under this agreement. The Company was in compliance with all debt covenants as of March 31, 2002.

        Our acquisition and development program will require substantial capital resources, which we estimate to range from $40.0 million to $50.0 million per year over the next three years, including amounts associated with five facilities currently under development in the United States and an estimated $2.2 million related to additional consideration to the sellers of acquired facilities based upon those facilities achieving certain financial targets. In addition, the operations of our existing surgical facilities will require ongoing capital expenditures. We believe that existing funds, cash flows from operations and borrowings under our credit facilities will provide sufficient liquidity for the next twelve months. Thereafter, it is likely that we will require additional debt or equity financing for our acquisitions and development projects. There are no assurances that the needed capital will be available on acceptable terms, if at all. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime, LIBOR or Euribor. At March 31, 2002, $148.9 million of our total outstanding debt was the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $5.6 was in other fixed rate instruments and the remaining $47.0 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of $0.5 million. The Senior Subordinated Notes, which represent 96% of our total fixed rate debt at March 31, 2002, are considered to have a fair value, based upon recent trading, of $153 million, which is approximately $4.1 million higher than the carrying value at March 31, 2002.

        Our international revenues are a significant portion of our total revenues. We are exposed to risks associated with operating internationally, including:

  •
  foreign currency exchange risk; and

  •
  taxes and regulatory changes.

        Our international operations operate in a natural hedge to a large extent because both expenses and revenues are denominated in local currency. Additionally, our borrowings in the United Kingdom are currently denominated in local currency. Historically, the cash from generated from our operations in Spain and the United Kingdom have been utilized within each of those countries to finance development and acquisition activity as well as for repayment of debt denominated in local currency. Accordingly, we have not utilized financial instruments to hedge our foreign currency exchange risk.

        Inflation and changing prices have not significantly affected our operating results or the markets in which we perform services.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, cash flows or financial condition.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

2.1	Agreement and Plan of Reorganization, dated March 26, 2002, by and among United Surgical Partners International, Inc., USP Acquisition Corporation, SURGICOE Corporation, and each of the shareholders of SURGICOE named in the agreement (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission April 16, 2002 and incorporated herein by reference)
3.1	Second Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.1	Form of Common Stock Certificate (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.1*	Deferred Compensation Plan, dated as of February 12, 2002

* Filed herewith.

  (b)
  Reports on Form 8-K:

    The Company filed a report on Form 8-K, dated March 19, 2002, to furnish, pursuant to Regulation FD, a copy of materials dated March 2002 prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

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

Date: May 14, 2002