Form 10-Q
period 2002-06-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2002-08-12
CIK 1101723

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At August 8, 2002 there were 24,446,435 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

Note: Items 2, 3, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Cash and cash equivalents	$25,083	$33,881
Patient receivables, net of allowance for doubtful accounts of $4,672 and $4,726 respectively	37,368	27,546
Other receivables	31,439	30,579
Inventories of supplies	6,782	5,685
Deferred tax asset	6,450	6,571
Prepaids and other current assets	6,073	6,191

Total current assets	$113,195	$110,453
Property and equipment, net	244,928	211,601
Investments in affiliates	16,515	12,328
Intangible assets, net	250,136	215,809
Other assets	7,894	6,666

Total assets	$632,668	$556,857

Liabilities and Stockholders' Equity
Accounts payable	$23,429	$20,633
Accrued salaries and benefits	15,071	13,760
Due to affiliates	7,034	5,513
Accrued interest	1,433	1,822
Current portion of long-term debt	10,538	10,640
Other accrued expenses	20,249	17,007
Deferred tax liability	831	793

Total current liabilities	$78,585	$70,168
Long-term debt, less current portion	263,678	228,041
Other long-term liabilities	3,450	3,130
Deferred tax liability, net	16,137	12,916

Total liabilities	$361,850	$314,255
Minority interests	18,184	16,075

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
(in thousands, except per share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)
Stockholders' equity:
Common stock:
Other, $0.01 par value; 200,000 shares authorized; 24,824 and 24,436 shares issued at June 30, 2002 and December 31, 2001, respectively	248	244
Additional paid-in capital	269,722	265,809
Treasury stock, at cost, 326 and 334 shares at
June 30, 2002 and December 31, 2001, respectively	(6,050)	(5,909)
Deferred compensation	(1,267)	(369)
Receivables from sales of common stock	(267)	(1,174)
Accumulated other comprehensive loss, net of tax	(4,068)	(15,592)
Accumulated deficit	(5,684)	(16,482)

Total stockholders' equity	252,634	226,527

Total liabilities and stockholders' equity	$632,668	$556,857

        See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited—in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net patient service revenue	$74,393	$50,615	$139,421	$98,287
Management and administrative services revenue	8,363	7,033	15,686	11,528
Equity in earnings of unconsolidated affiliates	2,397	1,756	4,493	2,865
Other income	688	492	1,319	1,054

Total revenues	85,841	59,896	160,919	113,734
Salaries, benefits, and other employee costs	20,852	15,699	39,968	29,900
Medical services and supplies	16,759	11,683	31,155	23,361
Other operating expenses	15,319	11,462	29,019	20,794
General and administrative expenses	6,383	4,970	12,279	10,181
Provision for doubtful accounts	1,570	615	2,698	1,177
Depreciation and amortization	6,321	6,174	11,978	11,764

Total operating expenses	67,204	50,603	127,097	97,177

Operating income	18,637	9,293	33,822	16,557
Interest income	81	220	389	469
Interest expense	(6,283)	(5,735)	(12,211)	(10,514)
Other	(26)	6	(73)	(10)

Total other expense, net	(6,228)	(5,509)	(11,895)	(10,055)
Income before minority interest	12,409	3,784	21,927	6,502
Minority interest in income of consolidated subsidiaries	(3,418)	(1,765)	(6,106)	(3,201)

Income before income taxes	8,991	2,019	15,821	3,301
Income tax expense	(2,877)	(266)	(5,003)	(1,027)

Net income	6,114	1,753	10,818	2,274
Preferred stock dividends	—	(835)	—	(1,748)

Net income attributable to common stockholders	$6,114	$918	$10,818	$526

Net income per share attributable to common stockholders
Basic	$0.25	$0.06	$0.45	$0.04
Diluted	$0.24	$0.06	$0.43	$0.04
Weighted average number of common shares
Basic	24,270	14,805	24,189	12,480
Diluted	25,655	15,693	25,430	13,303

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited—in thousands)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income	$6,114	$1,753	$10,818	$2,274
Other comprehensive income (loss), before taxes:
Foreign currency translation adjustments	20,732	(3,160)	17,729	(10,406)
Income tax (expense) benefit related to other comprehensive income (loss)	(7,256)	1,106	(6,205)	3,642

Other comprehensive income (loss)	13,476	(2,054)	11,524	(6,764)

Comprehensive income (loss)	$19,590	$(301)	$22,342	$(4,490)

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited—in thousands)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$10,818	2,274
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,698	1,177
Depreciation and amortization	11,978	11,764
Amortization of debt issue costs and discount	748	156
Equity in earnings of unconsolidated affiliates	(4,493)	(2,865)
Minority interest in income of consolidated subsidiaries	6,106	3,201
Amortization of deferred compensation	145	63
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(7,534)	(4,839)
Other receivables	1,509	1,158
Inventories of supplies, prepaids and other current assets	111	(228)
Accounts payable and accrued expenses	(426)	(2,242)
Other long-term liabilities	2,386	619

Net cash provided by operating activities	24,046	10,238

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(34,653)	(6,629)
Purchases of property and equipment	(11,140)	(11,438)
Sales of property	789	—
Decrease (increase) in deposits and notes receivable	140	(874)
Cash released from escrow	—	1,664

Net cash used in investing activities	(44,864)	(17,277)

Cash flows from financing activities:
Proceeds from long-term debt	35,289	19,960
Payments on long-term debt	(24,938)	(99,828)
Proceeds from issuances of common stock	2,860	130,682
Payments to repurchase common stock	—	(104)
Payments for the redemption and dividends of preferred stock	—	(33,878)
Distributions on investments in affiliates	(1,281)	(676)

Net cash provided by financing activities	11,930	16,156

Effect of exchange rate changes on cash	90	(108)

Net increase (decrease) in cash and cash equivalents	(8,798)	9,009
Cash and cash equivalents at beginning of period	33,881	3,451

Cash and cash equivalents at end of period	$25,083	12,460

Supplemental information:
Interest paid	$12,016	13,927
Income taxes paid	1,246	—
Non-cash transactions:
Sale of common stock for notes receivable from employees, net	$—	315
Common stock issued for purchases of new businesses	—	48,301
Conversion of Series C convertible preferred stock to common stock	—	20,341
Accrued dividends on preferred stock	—	1,008
Assets acquired under capital lease obligations	530	153
Conversion of subordinated notes to Series D preferred stock	—	20,000
Conversion of subordinated debt to common stock	—	3,287
Issuance of common stock for service contracts	761	—

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

        United Surgical Partners International, Inc. and subsidiaries (USPI or the Company), a Delaware company, was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Europe. At June 30, 2002, USPI, headquartered in Dallas, Texas, operated 47 surgical facilities in the United States. Of these 47 facilities, USPI consolidates the results of 22, owns a minority or otherwise noncontrolling equity interest in 23, which are accounted for under the equity method, and holds no ownership interest in the remaining two centers, which are operated by USPI under management contracts. In addition, United Surgical Partners Europe, S.L. (USPE), a company incorporated in Spain and wholly-owned by USPI, managed and owned a majority interest in seven private surgical hospitals, two surgery centers, and one diagnostic facility in Spain at June 30, 2002. Global Healthcare Partners Limited (Global), a company incorporated in England and majority-owned by USPI, managed two wholly-owned private surgical hospitals in the United Kingdom at June 30, 2002.

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

(2) Acquisitions

        Effective February 1, 2002, the Company acquired 100% of a surgical hospital in Murcia, Spain, for total consideration of approximately $8.2 million in cash (of which $7.5 million was paid at the time of acquisition and $0.7 million will be paid on the first anniversary following consummation of the acquisition) and approximately $12.6 million in assumed capital lease obligations.

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

        Effective May 1, 2002, the Company acquired a 67% interest in an ambulatory surgery center in Corpus Christi for $10.8 million in cash. Effective June 1, 2002, the Company acquired a 57% interest in an ambulatory surgery center in Middleburg Heights, Ohio, a suburb of Cleveland, for $2.1 million in cash.

        Following are the unaudited pro forma results for the six months ended June 30, 2002 and 2001 as if the acquisitions discussed above had occurred on January 1, 2001 (in thousands, except per share amounts):

	Six months ended June 30,
	2002	2001
Net revenues	$166,782	$124,272
Net income	10,513	2,073
Net income attributable to common stockholders	10,513	325
Basic earnings per share	0.43	0.03
Diluted earnings per share	0.41	0.02

        The Company also engages in investing transactions that are not business combinations. These transactions consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the six months ended June 30, 2002, these individually immaterial other investing transactions resulted in cash outflows from USPI in an aggregate net amount of $9.0 million.

(3) Earnings Per Share

        Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of convertible preferred stock, convertible debt, and outstanding options, warrants and restricted stock, except where such effect would be antidilutive. Net income attributable to common stockholders and net income per common share include preferred stock dividends for purposes of this computation for the three months and six months ended June 30, 2001. No preferred stock dividends are included in this computation for the three months and six months ended June 30, 2002 as all preferred shares were redeemed prior to January 1, 2002. The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2002 and 2001 (in thousands, except per share amounts):

	Three months ended June 30,				Six months ended June 30,
	2002		2001		2002		2001
Net income attributable to common shareholders	$6,114		$918		$10,818		$526
Weighted average common shares outstanding	24,270		14,805		24,189		12,480
Effect of dilutive securities:
Stock options	1,081		615		945		551
Warrants and restricted stock	304		273		296		272
Convertible subordinated debt	(B	)	(A	)	(B	)	(A	)
Series C convertible preferred stock	(B	)	(A	)	(B	)	(A	)

Shares used for diluted earnings per share	25,655		15,693		25,430		13,303

Basic earnings per share	$0.25		$0.06		$0.45		$0.04
Diluted earnings per share	$0.24		$0.06		$0.43		$0.04

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

		Western Europe
Three months ended June 30, 2002 (unaudited)	U.S.	Spain	United Kingdom	Western Europe Total	Total
Net patient service revenue	$39,369	$23,353	$11,671	$35,024	$74,393
Other revenue	10,762	686	—	686	11,448

Total revenues	$50,131	$24,039	$11,671	$35,710	$85,841

Depreciation and amortization	$3,878	$1,632	$811	$2,443	$6,321
Operating income	13,179	3,085	2,373	5,458	18,637
Net interest expense	(5,184)	(437)	(581)	(1,081)	(6,202)
Total assets	382,000	157,715	92,953	250,668	632,668
Capital expenditures	2,072	1,341	3,526	4,867	6,939
Three months ended June 30, 2001 (unaudited)
Net patient service revenue	$23,702	$17,935	$8,978	$26,913	$50,615
Other revenue	8,871	410	—	410	9,281

Total revenues	$32,573	$18,345	$8,978	$27,323	$59,896

Depreciation and amortization	$3,430	$1,888	$856	$2,744	$6,174
Operating income	6,820	1,222	1,251	2,473	9,293
Net interest income (expense)	(3,879)	(819)	(817)	(1,636)	(5,515)
Total assets	260,027	112,650	94,934	207,584	467,611
Capital expenditures	2,361	617	2,679	3,296	5,657
Six months ended June 30, 2002 (unaudited)
Net patient service revenue	$73,007	$43,117	$23,297	$66,414	$139,421
Other revenue	20,270	1,228	—	1,228	21,497

Total revenues	$93,277	$44,345	$23,297	$67,642	$160,918

Depreciation and amortization	$7,106	$3,309	$1,562	$4,871	$11,977
Operating income	23,813	5,054	4,955	10,009	33,822
Net interest expense	(9,988)	(676)	(1,158)	(1,834)	(11,822)
Total assets	382,000	157,715	92,953	250,668	632,668
Capital expenditures	4,289	2,195	5,186	7,381	11,670
Six months ended June 30, 2001 (unaudited)
Net patient service revenue	$42,380	$36,680	$19,227	$55,907	$98,287
Other revenue	14,556	891	—	891	15,447

Total revenues	$56,936	$37,571	$19,227	$56,798	$113,734

Depreciation and amortization	$6,260	$3,819	$1,685	$5,504	$11,764
Operating income	10,460	2,616	3,481	6,097	16,557
Net interest expense	(6,815)	(1,510)	(1,720)	(3,230)	(10,045)
Total assets	260,027	112,650	94,934	207,584	467,611
Capital expenditures	5,458	1,598	4,535	6,133	11,591

(5) Goodwill and Intangible Assets

      On July 20, 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually at the reporting unit level (defined as an operating segment or one level below an operating segment). SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values. The Company fully adopted the provisions of SFAS No. 142 effective January 1, 2002.

        Under SFAS No.142, the Company is required to perform transitional impairment tests by identified reporting unit for its goodwill and certain other intangible assets as of the date of adoption. The Company has determined that its reporting units are at the operating segment (country) level. The Company completed the required transitional impairment tests during the six months ended June 30, 2002. No impairment losses were identified in any reporting unit as a result of these tests.

        The table below shows the Company's net income and earnings per share for the three month and six month periods ended June 30, 2002 and 2001 on a pro forma basis as if the cessation of amortization of goodwill and indefinite-lived intangible assets had occurred January 1, 2001 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income attributable to common shareholders, as reported	$6,114	$918	$10,818	$526
Amortization of goodwill and indefinite-lived intangible assets, net of applicable income tax benefits	—	1,628	—	3,099

Net income attributable to common shareholders, as reported	$6,114	$2,546	$10,818	$3,625

Diluted earnings per share, as reported	$0.24	$0.06	$0.43	$0.04
Amortization of goodwill and indefinite-lived intangible assets, net of applicable income tax benefits	—	0.10	—	0.23

Pro forma diluted earnings per share	$0.24	$0.16	$0.43	$0.27

        Intangible assets, net of accumulated amortization, consisted of the following:

	June 30, 2002	December 31, 2001
Goodwill	$179,866	$151,804
Other intangible assets	70,270	64,005

Total	$250,136	$215,809

        The following is a summary of changes in the carrying amount of goodwill by operating segment and reporting unit for the six months ended June 30, 2002 (in thousands):

		Western Europe
	U.S.	Spain	United Kingdom	Western Europe Total	Total
Balance at December 31, 2001	$106,579	$26,914	$18,311	$45,225	$151,804
Additions	16,530	7,797	—	7,797	24,327
Other	—	2,851	884	3,735	3,735

Balance at June 30, 2002	$123,109	$37,562	$19,195	$56,757	$179,866

        Goodwill additions during the six months ended June 30, 2002 resulted primarily from business combinations completed during 2002. Other changes to the carrying amount of goodwill were primarily due to foreign currency translation adjustments.

        Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The majority of the Company's management contracts have evergreen renewal provisions and consequently have indefinite useful lives. Effective January 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. The following is a summary of intangible assets at December 31, 2001 and June 30, 2002 (in thousands):

	December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Management Contracts	$23,174	$(3,746)	$19,427
Other	7,831	(717)	7,114

Total	$31,005	$(4,464)	$26,541

Indefinite Useful Lives
Management Contracts			$37,362
Other			102

Total			$37,464

Total intangible assets			$64,005

	June 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Management Contracts	$25,402	$(4,847)	$20,555
Other	9,939	(1,552)	8,387

Total	$35,341	$(6,399)	$28,942

Indefinite Useful Lives
Management Contracts			$41,190
Other			138

Total			$41,328

Total intangible assets			$70,270

        Amortization expense related to intangible assets with definite useful lives was $0.6 million and $0.5 million for the three months ended June 30, 2002 and 2001, respectively, and $1.1 million and $0.7 million for the six months ended June 30, 2002 and June 30, 2001, respectively. The following table provides estimated amortization expense related to intangible assets with definite useful lives for each of the years in the five year period ending December 31, 2006:

Remainder of 2002	$1,355
2003	2,155
2004	1,650
2005	1,499
2006 and thereafter	13,994

$20,653

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

        The $150 million 10% Senior Subordinated Notes due 2011 were issued in a private offering on December 19, 2001 and subsequently registered as publicly traded securities through a Form S-4 effective January 15, 2002 by USPI's wholly-owned finance subsidiary, United Surgical Partners Holdings, Inc. (USPH), which was created in 2001. The notes are guaranteed by USPI, which does not have independent assets or operations, and USPI's wholly-owned subsidiaries domiciled in the United States. USPI's investees in Spain and the United Kingdom are not guarantors of the obligation. USPI's investees in the United States in which USPI owns less than 100% are not guarantors of the obligation. The financial positions and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship at the end of the period presented.

Condensed Consolidating Balance Sheets:

As of June 30, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Assets:
Current assets:
Cash and cash equivalents	$10,435	$14,648	$—	$25,083
Accounts receivable, net	13	37,765	(410)	37,368
Other receivables	48,651	(10,417)	(6,795)	31,439
Inventories of supplies	225	6,557	—	6,782
Other	9,639	2,884	—	12,523

Total current assets	68,963	51,437	(7,205)	113,195
Property and equipment, net	40,148	205,383	(603)	244,928
Investments in affiliates	171,893	123	(155,501)	16,515
Intangible assets, net	142,578	108,828	(1,270)	250,136
Other	91,709	42,682	(126,497)	7,894

Total assets	$515,291	$408,453	$(291,076)	$632,668

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,120	$22,296	$13	$23,429
Accrued expenses	26,170	17,816	632	44,618
Current portion of long-term debt	1,712	9,752	(926)	10,538

Total current liabilities	29,002	49,864	(281)	78,585
Long-term debt	172,976	219,745	(129,043)	263,678
Other liabilities	4,883	14,704	—	19,587
Minority interests	—	6,683	11,501	18,184
Redeemable preferred stock	—	—	—	—
Stockholders' equity	308,430	117,457	(173,253)	252,634

Total liabilities and stockholders' equity	$515,291	$408,453	$(291,076)	$632,668

As of December 31, 2001	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Assets:
Current assets:
Cash and cash equivalents	$20,396	$13,485	$—	$33,881
Accounts receivable, net	418	27,538	(410)	27,546
Other receivables	47,087	(11,174)	(5,334)	30,579
Inventories of supplies	223	5,462	—	5,685
Other	9,298	3,464	—	12,762

Total current assets	77,422	38,775	(5,744)	110,453
Property and equipment, net	41,767	170,449	(615)	211,601
Investments in affiliates	165,437	170	(153,279)	12,328
Intangible assets, net	119,596	97,350	(1,137)	215,809
Other	88,148	33,777	(115,259)	6,666

Total assets	$492,370	$340,521	$(276,034)	$556,857

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,121	$18,512	$—	$20,633
Accrued expenses	24,758	13,733	404	38,895
Current portion of long-term debt	2,433	8,841	(634)	10,640

Total current liabilities	29,312	41,086	(230)	70,168
Long-term debt	158,170	186,093	(116,222)	228,041
Other liabilities	1,936	14,110	—	16,046
Minority interests	—	5,958	10,117	16,075
Redeemable preferred stock	—	—	—	—
Stockholders' equity	302,952	93,274	(169,699)	226,527

Total liabilities and stockholders' equity	$492,370	$340,521	$(276,034)	$556,857

Condensed Consolidating Statements of Income

Six months ended June 30, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$32,708	$131,921	$(3,710)	$160,919
Operating expenses, excluding depreciation and amortization	23,269	95,501	(3,651)	115,119
Depreciation and amortization	4,686	7,304	(12)	11,978

Operating income (loss)	4,753	29,116	(47)	33,822
Interest expense, net	(6,775)	(5,047)	—	(11,822)
Other expense	136	(73)	(136)	(73)

Income (loss) before minority interests	(1,886)	23,996	(183)	21,927
Minority interests in income of consolidated subsidiaries	—	(2,975)	(3,131)	(6,106)
Income (loss) before income taxes	(1,886)	21,021	(3,314)	15,821
Income tax expense	(3,619)	(1,384)	—	(5,003)

Net income (loss)	$(5,505)	$19,637	$(3,314)	$10,818

Six months ended June 30, 2001	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$25,413	$91,529	$(3,208)	$113,734
Operating expenses, excluding depreciation and amortization	19,159	68,845	(2,591)	85,413
Depreciation and amortization	4,234	7,572	(42)	11,764

Operating income (loss)	2,020	15,112	(575)	16,557
Interest expense, net	(5,011)	(4,998)	(36)	(10,045)
Other expense	129	(19)	(120)	(10)

Income (loss) before minority interests	(2,862)	10,095	(731)	6,502
Minority interests in income of consolidated subsidiaries	—	(1,603)	(1,598)	(3,201)
Income (loss) before income taxes	(2,862)	8,492	(2,329)	3,301
Income tax expense	(160)	(867)	—	(1,027)

Net income (loss)	$(3,022)	$7,625	$(2,329)	$2,274

Condensed Consolidating Statements of Cash Flows:

Six months ended June 30, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(5,505)	$19,637	$(3,314)	$10,818
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	11,241	(1,277)	3,264	13,228

Net cash provided by (used in) operating activities	5,736	18,360	(50)	24,046
Cash flows from investing activities:
Purchases of property and equipment, net	(1,966)	(9,174)	—	(11,140)
Purchases of new businesses	(27,157)	(7,580)	84	(34,653)
Other items	(518)	1,447	—	929

Net cash provided by (used in) investing activities	(29,641)	(15,307)	84	(44,864)
Cash flows from financing activities:
Long-term borrowings, net	12,365	(2,014)	—	10,351
Proceeds from issuance of common stock	2,860	84	(84)	2,860
Other items	(1,281)	—	—	(1,281)

Net cash provided by (used in) financing activities	13,944	(1,930)	(84)	11,930
Effect of exchange rate changes on cash	—	40	50	90
Net increase (decrease) in cash	(9,961)	1,163	—	(8,798)
Cash at the beginning of the period	20,396	13,485	—	33,881

Cash at the end of the period	$10,435	$14,648	$—	$25,083

Six months ended June 30, 2001	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(3,022)	$7,625	$(2,329)	$2,274
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	2,934	2,589	2,441	7,964

Net cash provided by (used in) operating activities	(88)	10,214	112	10,238
Cash flows from investing activities:
Purchases of property and equipment, net	(4,869)	(6,569)	—	(11,438)
Purchases of new businesses	(6,756)	—	127	(6,629)
Other items	790	—	—	790

Net cash provided by (used in) investing activities	(10,835)	(6,569)	127	(17,277)
Cash flows from financing activities:
Long-term borrowings, net	(78,034)	(1,834)	—	(79,868)
Proceeds from issuance of common stock	130,682	239	(239)	130,682
Other items	(34,658)	—	—	(34,658)

Net cash provided by (used in) financing activities	17,990	(1,595)	(239)	16,156
Effect of exchange rate changes on cash	—	(108)	—	(108)
Net increase in cash	7,067	1,942	—	9,009
Cash at the beginning of the period	765	2,686	—	3,451

Cash at the end of the period	$7,832	$4,628	$—	$12,460

(7) Subsequent Events

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

Overview

        The Company operates surgery centers and private surgical hospitals in the United States and Western Europe. As of June 30, 2002, the Company operated 58 surgical facilities, consisting of 47 in the United States, nine in Spain, and two in the United Kingdom. Of the 47 U.S. facilities, the Company operates 23 through strategic relationships with eleven major not-for-profit healthcare system partners. Overall, the Company holds ownership in 56 of the facilities and operates the remaining two facilities, both in the United States, under management contracts.

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

        In May 2002, we acquired a 67% interest in an ambulatory surgery center in Corpus Christi for $10.8 million in cash. In June 2002, we acquired a 57% interest in an ambulatory surgery center in Middleburg Heights, Ohio, a suburb of Cleveland, for $2.1 million in cash.

        We also engage in investing transactions that are not business combinations, consisting of purchases and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the second quarter of 2002, these transactions resulted in cash outflows in an aggregate net amount of $9.0 million. The most notable of these transactions were our acquisition of a noncontrolling interest in an ambulatory surgery center in Austintown, Ohio and our acquisition, through a newly formed joint venture with Robert Wood Johnson University Hospital, of a noncontrolling interest in an ambulatory surgery center in East Brunswick, New Jersey.

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

        The following table summarizes our revenues by type as a percentage of total revenue for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net patient service revenue	86.7%	84.5%	86.7%	86.4%
Management and administrative services revenue	9.7	11.8	9.7	10.2
Equity in earnings of unconsolidated affiliates	2.8	2.9	2.8	2.5
Other income	0.8	0.8	0.8	0.9

Total revenue	100.0%	100.0%	100.0%	100.0%

        The percentage of our total revenue that was derived from net patient service revenue increased from 84.5% and 86.4% for the three months and six months ended June 30, 2001, respectively, to 86.7% for the three months and six months ended June 30, 2002, with a corresponding decrease in the percentage of our total revenue that was derived from management and administrative services revenue, primarily as a result of our acquiring majority interests in seven surgery centers and one private hospital since June 30, 2001. Our management and administrative services revenues are derived from entities in which we hold less than a controlling ownership interest.

        The following table reflects the summarized results of the non-consolidated facilities that we account for under the equity method of accounting (in thousands, except number of facilities):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Total revenues	$35,606	$19,449	$64,306	$38,122
Net income	10,145	4,537	18,269	9,164
USPI's equity in earnings of unconsolidated affiliates	2,397	1,756	4,493	2,865
Unconsolidated facilities operated at period end	23	14	23	14

        For the three months ended June 30, 2002 and 2001, approximately 58% and 54% of our revenues were generated from operations in the United States and 42% and 46% from Western Europe, respectively. For the six months ended June 30, 2002 and 2001, approximately 58% and 50% of our revenues were generated from operations in the United States and 42% and 50% from Western Europe, respectively. The increase in the percentage of our revenues generated in the United States and corresponding decrease in Western Europe resulted from our development and acquisition activities being concentrated in the United States during the twelve months ended June 30, 2002. We continue to evaluate acquisition and development opportunities in all three countries in which we currently operate as well as in other selected nations in Western Europe.

Results of Operations

        The following table summarizes certain statements of income items expressed as a percentage of revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	70.9	74.2	71.5	75.1

EBITDA(a)	29.1	25.8	28.5	24.9
Minority interests in income of consolidated entities	4.0	2.9	3.8	2.8

EBITDA less minority interest	25.1	22.9	24.7	22.1
Depreciation and amortization	7.4	10.3	7.5	10.3
Interest and other expense, net	7.2	9.2	7.4	8.9

Income before income taxes	10.5	3.4	9.8	2.9
Income tax expense	3.4	0.5	3.1	0.9

Net income	7.1	2.9	6.7	2.0

(a)
EBITDA is calculated as operating income plus depreciation and amortization. EBITDA should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of operating performance calculated in accordance with generally accepted accounting principles. EBITDA is widely used by financial analysts as a measure of financial performance. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

        Revenues increased by $25.9 million, or 43%, to $85.8 million for the three months ended June 30, 2002 from $59.9 million for the three months ended June 30, 2001. Of this increase in revenues, $12.4 million was contributed by facilities acquired or opened since June 30, 2001. The exchange rate of the European currencies to the U.S. dollar was higher in the three months ended June 30, 2002 as compared to the same period in the prior year, resulting in a positive impact of $1.4 million on year over year revenues for the facilities in Western Europe that were owned in both 2002 and 2001 ("same store" facilities). Absent this foreign exchange impact, same store facilities in Western Europe contributed $4.6 million more to consolidated revenue in the three months ended June 30, 2002 as compared to the same period in 2001. The remaining increase in revenues was contributed by same store U.S. facilities, which performed approximately 18.4% more cases in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

        Operating expenses, excluding depreciation and amortization, increased by $16.5 million, or 37%, to $60.9 million for the three months ended June 30, 2002 from $44.4 million for the three months ended June 30, 2001. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 70.9% for the three months ended June 30, 2002 from 74.2% for the three months ended June 30, 2001, primarily as a result of operating efficiencies at our facilities and improved economies of scale as we expanded.

        EBITDA less minority interest increased $7.8 million, or 57%, to $21.5 million for the three months ended June 30, 2002 from $13.7 million for the three months ended June 30, 2001. Of this increase in EBITDA less minority interest, $4.5 million was contributed by facilities acquired or opened since June 30, 2001. EBITDA less minority interest, as a percentage of revenues, increased to 25.1% for the three months ended June 30, 2002 from 22.9% for the three months ended June 30, 2001, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue.

        Depreciation and amortization increased $0.1 million, or 2%, to $6.3 million for the three months ended June 30, 2002 from $6.2 million for the three months ended June 30, 2001. This amount remained virtually constant because the reduction in expense resulting from the cessation of goodwill amortization required under SFAS 142 largely offset the additional depreciation on tangible assets added through acquisitions. Depreciation and amortization, as a percentage of revenues, decreased to 7.4% for the three months ended June 30, 2002 from 10.3% for the three months ended June 30, 2001.

        Interest expense, net of interest income, increased 12% to $6.2 million for the three months ended June 30, 2002 from $5.5 million for the three months ended June 30, 2001 primarily as a result of higher levels of outstanding debt during the three months ended June 30, 2002 than during the prior year period. We used a portion of the proceeds of our initial public offering of common stock to repay senior and subordinated indebtedness in June 2001 and have incurred debt to fund a portion of our acquisition and development program since that time.

        Provision for income taxes and our overall effective tax rates were $2.9 million and 32% for the three months ended June 30, 2002, compared to $0.3 million and 13% for the three months ended June 30, 2001, respectively. The increase in our overall effective tax rate primarily resulted from the U.S. operations no longer having net operating loss carryforwards to offset current period income in 2002. Our overall effective tax rate in 2002 remains lower than statutory rates primarily as a result of our Spain operations continuing to utilize net operating loss carryforwards to offset current period income.

        Net income was $6.1 million for the three months ended June 30, 2002 compared to $1.8 million for the three months ended June 30, 2001. This $4.3 million improvement primarily results from the increased revenues and improved operating efficiencies and economies of scale related to expenses discussed above.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

        Revenues increased by $47.2 million, or 41%, to $160.9 million for the six months ended June 30, 2002 from $113.7 million for the six months ended June 30, 2001. Of this increase in revenues, $20.4 million was contributed by facilities acquired or opened since June 30, 2001. An additional $5.5 million of the increase is attributed to including a full six months of operations of OrthoLink, which merged with USPI on February 12, 2001 and therefore was only included for approximately four and one-half of the six months ended June 30, 2001. The exchange rate of the European currencies to the U.S. dollar was higher in the six months ended June 30, 2002 as compared to the same period in the prior year, resulting in a positive impact of $0.1 million on year over year revenues for the facilities in Western Europe that were owned in both 2002 and 2001 ("same store" facilities). Absent this foreign exchange impact, same store facilities in Western Europe contributed $7.0 million more to consolidated revenue in the six months ended June 30, 2002 as compared to the same period in 2001. The remaining increase in revenues was contributed by same store U.S. facilities, which performed approximately 17.6% more cases in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

        Operating expenses, excluding depreciation and amortization, increased by $29.7 million, or 35%, to $115.1 million for the six months ended June 30, 2002 from $85.4 million for the six months ended

June 30, 2001. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 71.5% for the six months ended June 30, 2002 from 75.1% for the six months ended June 30, 2001, primarily as a result of operating efficiencies at our facilities and improved economies of scale as we expanded.

        EBITDA less minority interest increased $14.6 million, or 58%, to $39.7 million for the six months ended June 30, 2002 from $25.1 million for the six months ended June 30, 2001. Of this increase in EBITDA less minority interest, $6.9 million was contributed by facilities acquired or opened since June 30, 2001 and an additional $2.6 million was attributed to OrthoLink being included for a full six months in 2002. EBITDA less minority interest, as a percentage of revenues, increased to 24.7% for the six months ended June 30, 2002 from 22.1% for the six months ended June 30, 2001, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue.

        Depreciation and amortization increased $0.2 million, or 2%, to $12.0 million for the six months ended June 30, 2002 from $11.8 million for the six months ended June 30, 2001. This amount remained virtually constant because the reduction in expense resulting from the cessation of goodwill amortization required under SFAS 142 largely offset the additional depreciation on tangible assets acquired through acquisitions. Depreciation and amortization, as a percentage of revenues, decreased to 7.5% for the six months ended June 30, 2002 from 10.3% for the six months ended June 30, 2001.

        Interest expense, net of interest income, increased 18% to $11.8 million for the six months ended June 30, 2002 from $10.0 million for the six months ended June 30, 2001 primarily as a result of higher levels of outstanding debt during the six months ended June 30, 2002 than during the prior year period. We used a portion of the proceeds of our initial public offering of common stock to repay senior and subordinated indebtedness in June 2001 and have incurred debt to fund a portion of our acquisition and development program since that time.

        Provision for income taxes and our overall effective tax rates were $5.0 million and 32% for the six months ended June 30, 2002, compared to $1.0 million and 31% for the six months ended June 30, 2001, respectively. Our overall effective tax rate in 2002 remains lower than statutory rates primarily as a result of our Spain operations continuing to utilize net operating loss carryforwards to offset current period income.

        Net income was $10.8 million for the six months ended June 30, 2002 compared to $2.3 million for the six months ended June 30, 2001. This $8.5 million improvement primarily results from the increased revenues and improved operating efficiencies and economies of scale related to expenses discussed above.

Liquidity and Capital Resources

        During the six months ended June 30, 2002, the Company generated $24.0 million of cash flows from operations as compared to $10.2 million during the six months ended June 30, 2001.

        During the six months ended June 30, 2002, the Company's net cash required for investing activities was $44.9 million, consisting primarily of $34.7 million for the purchase of businesses and $11.1 million for the purchase of property and equipment. The $34.7 million primarily represents purchases of new businesses, net of cash acquired, and incremental investments in unconsolidated affiliates. Most of these transactions are individually insignificant; the most significant amounts are the $10.8 million paid for the surgery center in Corpus Christi, Texas, the $7.5 million paid for the surgical hospital in Murcia, Spain, and the $5.3 million paid to acquire Surgicoe. Approximately $3.8 million of the property and equipment purchases related to ongoing development projects. The $44.9 million of cash required for investing activities was funded primarily with cash flows from operations and additionally with borrowings and a reduction of cash on hand. Net cash provided by financing activities during the six months ended June 30, 2002 totaled $11.9 million. Cash and cash equivalents were $25.1 million at June 30, 2002 as compared to $33.9 million at December 31, 2001, and net working capital excluding cash and cash equivalents was $9.5 million at June 30, 2002 as compared to $6.4 million at December 31, 2001.

        In December 2001, we entered into an amended and restated credit facility with a group of commercial lenders providing us with the ability to borrow up to $85.0 million for acquisitions and general corporate purposes in the United States and Spain or for any new subsidiary that becomes a guarantor of the facility. A total of $10 million of borrowings under the facility may be used by subsidiaries that are not guarantors, including subsidiaries in the United Kingdom. Borrowings under our amended and restated credit facility mature on December 19, 2004. As of June 30, 2002, $16.4 million was outstanding under this facility and the remaining $68.6 million was available for borrowing based on actual reported consolidated financial results. Availability under the facility is based upon pro forma EBITDA including EBITDA from acquired entities. Assuming historical purchase multiples of annual EBITDA of potential acquisition targets, the entire $85.0 million would be available for borrowing to finance acquisitions as of June 30, 2002, of which $16.4 million was drawn at June 30, 2002. The indenture governing our Senior Subordinated Notes and our amended and restated credit facility contain various restrictive covenants including covenants that limit our ability and the ability of certain of our subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock.

        Additionally, one of our U.K. subsidiaries has a credit agreement with a commercial lender in the United Kingdom that provides for total borrowings of £42.0 million (approximately $64.0 million as of June 30, 2002) under three separate facilities. At June 30, 2002, total outstanding borrowings under this term facility were approximately $47.1 million and approximately $7.8 million was available for borrowings. Borrowings under this agreement bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. The Company pledged the capital stock of its U.K. subsidiaries to secure borrowings under this agreement. The Company was in compliance with all debt covenants as of June 30, 2002.

        Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, also have debt, consisting primarily of capitalized lease obligations. This debt is non-recourse to USPI, the parent company, and is secured by the assets of those operating entities. The total amount of these obligations, which was $61.8 million at June 30, 2002, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Additionally, our unconsolidated affiliates that we account for under the equity method have non-recourse debt and capitalized lease obligations that are not included in our consolidated financial statements. At June 30, 2002, the total obligations of these unconsolidated affiliates under debt and capital lease obligations was approximately $46.4 million. Our average percentage ownership, weighted based on the individual affiliate's amount of debt and capitalized lease obligations, of these unconsolidated affiliates was 29.2% at June 30, 2002.

        Our acquisition and development program will require substantial capital resources, which we estimate to range from $50.0 million to $60.0 million per year over the next three years, including an estimated $2.2 million related to additional consideration to the sellers of acquired facilities based upon those facilities achieving certain financial targets. In addition, the operations of our existing surgical facilities will require ongoing capital expenditures. We believe that existing funds, cash flows from operations and borrowings under our credit facilities will provide sufficient liquidity for the next twelve months. Thereafter, it is likely that we will require additional debt or equity financing for our acquisitions and development projects. There are no assurances that the needed capital will be available on acceptable terms, if at all. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime, LIBOR or Euribor. At June 30, 2002, $148.9 million of our total outstanding debt was the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $4.6 million was in other fixed rate instruments and the remaining $66.2 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of $0.7 million. The Senior Subordinated Notes, which represent 97% of our total fixed rate debt at June 30, 2002, are considered to have a fair value, based upon recent trading, of $154.9 million, which is approximately $6.0 million higher than the carrying value at June 30, 2002.

        Our international revenues are a significant portion of our total revenues. We are exposed to risks associated with operating internationally, including:

  •
  foreign currency exchange risk; and

  •
  taxes and regulatory changes.

        Our international operations operate in a natural hedge to a large extent because both expenses and revenues are denominated in local currency. Additionally, our borrowings in the United Kingdom are currently denominated in local currency. Historically, the cash generated from our operations in Spain and the United Kingdom have been utilized within each of those countries to finance development and acquisition activity as well as for repayment of debt denominated in local currency. Accordingly, we have not utilized financial instruments to hedge our foreign currency exchange risk.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders held on May 15, 2002, the following proposals were submitted to stockholders with the following results:

  1.
  Election of Class I directors of the Company to hold office until the Annual Meeting of Stockholders of the Company in 2005 and until their respective successors are elected and qualified or until their earlier death, resignation, or removal from office, as follows:

	Number of Shares
	For	Withheld
James C. Crews	19,567,310	204,559
John C. Garrett, M.D.	19,567,560	204,309
William H. Wilcox	19,567,560	204,309
  2.
  Ratification of the selection of KPMG LLP as the independent accountants of the Company for the fiscal year ending December 31, 2002:

Number of Shares
For	19,754,196
Against	11,816
Abstain	5,857

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

10.1	*	Supplemental Retirement Plan, dated as of February 12, 2002
99.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350
99.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

* Filed herewith.

  (b)
  Reports on Form 8-K:

    The Company filed a report on Form 8-K dated April 11, 2002, to report the Company's acquisition of SURGICOE Corporation, a significant acquisition under Item 2. The Company filed a report on Form 8-K/A dated June 10, 2002 to furnish the required audited and pro forma financial statements.

    The Company filed a report on Form 8-K dated April 16, 2002 to furnish, pursuant to Regulation FD, a news release describing the Company's acquisition of a minority ownership interest in an ambulatory surgery center in Austintown, Ohio.

    The Company filed a report on Form 8-K dated May 1, 2002 to furnish, pursuant to Regulation FD, a news release describing the Company's first quarter results and a schedule of cases and adjusted admissions for the Company's consolidated facilities for each quarter of 2001.

    The Company filed a report on Form 8-K dated May 2, 2002 to furnish, pursuant to Regulation FD, a news release describing the Company's acquisition of a majority ownership interest in an ambulatory surgery center in Corpus Christi, Texas.

    The Company filed a report on Form 8-K dated June 20, 2002 to furnish, pursuant to Regulation FD, a news release describing the Company's acquisition of a majority ownership interest in an ambulatory surgery center in Middleburg Heights, Ohio, a suburb of Cleveland.

    The Company filed a report on Form 8-K dated June 26, 2002 to furnish, pursuant to Regulation FD, a news release describing the Company's formation of a joint venture with Robert Wood Johnson University Hospital to operate East Brunswick, New Jersey-based Robert Wood Johnson Surgery Center.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
	By:	/s/ MARK A. KOPSER Mark A. Kopser Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)
	By:	/s/ JOHN J. WELLIK John J. Wellik Senior Vice President, Accounting and Administration (Principal Accounting Officer)
Date: August 12, 2002