Form 10-Q
period 2002-09-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2002-11-08
CIK 1101723

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At November 4, 2002 there were 27,038,911 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Cash and cash equivalents	$32,135	$33,881
Patient receivables, net of allowance for doubtful accounts of $5,172 and $4,726 respectively	34,408	27,546
Other receivables	32,611	30,579
Inventories of supplies	6,924	5,685
Deferred tax asset, net	7,453	6,571
Prepaids and other current assets	5,309	6,191

Total current assets	$118,840	$110,453
Property and equipment, net	256,222	211,601
Investments in affiliates	17,182	12,328
Intangible assets, net	260,028	215,809
Other assets	8,231	6,666

Total assets	$660,503	$556,857

Liabilities and Stockholders' Equity
Accounts payable	$21,198	$20,633
Accrued salaries and benefits	17,964	13,760
Due to affiliates	6,865	5,513
Accrued interest	5,278	1,822
Current portion of long-term debt	11,013	10,640
Other accrued expenses	21,354	17,007
Deferred tax liability	893	793

Total current liabilities	$84,565	$70,168
Long-term debt, less current portion	270,738	228,041
Other long-term liabilities	3,527	3,130
Deferred tax liability, net	19,433	12,916

Total liabilities	$378,263	$314,255
Minority interests	23,539	16,075
Stockholders' equity:
Common stock:
Other, $0.01 par value; 200,000 shares authorized; 24,834 and 24,436 shares issued at September 30, 2002 and December 31, 2001, respectively	248	244
Additional paid-in capital	269,981	265,809
Treasury stock, at cost, 272 and 334 shares at September 30, 2002 and December 31, 2001, respectively	(5,050)	(5,909)
Deferred compensation	(1,319)	(369)
Receivables from sales of common stock	(146)	(1,174)
Accumulated other comprehensive loss, net of tax	(2,369)	(15,592)
Accumulated deficit	(2,644)	(16,482)

Total stockholders' equity	258,701	226,527

Total liabilities and stockholders' equity	$660,503	$556,857

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited—in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net patient service revenue	$75,234	$51,829	$214,655	$150,113
Management and administrative services revenue	7,765	7,202	23,451	18,731
Equity in earnings of unconsolidated affiliates	2,100	1,269	6,593	4,134
Other income	732	483	2,051	1,537

Total revenues	85,831	60,783	246,750	174,515
Salaries, benefits, and other employee costs	23,216	16,738	63,184	46,636
Medical services and supplies	16,324	11,743	47,479	35,104
Other operating expenses	16,139	11,596	45,159	32,392
General and administrative expenses	5,889	5,390	18,168	15,571
Provision for doubtful accounts	1,502	949	4,200	2,126
Depreciation and amortization	6,942	7,239	18,920	19,190

Total operating expenses	70,012	53,655	197,110	151,019

Operating income	15,819	7,128	49,640	23,496
Interest income	256	228	645	696
Interest expense	(6,734)	(3,407)	(18,945)	(13,734)
Other	—	(39)	(74)	(49)

Total other expense, net	(6,478)	(3,218)	(18,374)	(13,087)
Income before minority interest	9,341	3,910	31,266	10,409
Minority interest in income of consolidated subsidiaries	(4,066)	(1,974)	(10,172)	(5,175)

Income before income taxes	5,275	1,936	21,094	5,234
Income tax expense	(2,235)	(212)	(7,238)	(1,238)

Net income	3,040	1,724	13,856	3,996
Preferred stock dividends	—	(503)	—	(2,251)

Net income attributable to common stockholders	$3,040	$1,221	$13,856	$1,745

Net income per share attributable to common stockholders
Basic	$0.12	$0.05	$0.57	$0.11
Diluted	$0.12	$0.05	$0.54	$0.10
Weighted average number of common shares
Basic	24,472	24,285	24,284	16,458
Diluted	25,762	25,480	25,529	17,374

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited—in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income	$3,040	$1,724	$13,856	$3,996
Other comprehensive income (loss), before taxes:
Foreign currency translation adjustments	2,614	7,462	20,343	(2,945)
Income tax (expense) benefit related to other comprehensive income (loss)	(915)	(2,612)	(7,120)	1,031

Other comprehensive income (loss)	1,699	4,850	13,223	(1,914)

Comprehensive income	$4,739	$6,574	$27,079	$2,082

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited—in thousands)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$13,856	$3,996
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	4,200	2,126
Depreciation and amortization	18,920	19,190
Amortization of debt issue costs and discount	1,134	236
Equity in earnings of unconsolidated affiliates	(6,593)	(4,134)
Minority interest in income of consolidated subsidiaries	10,172	5,175
Amortization of deferred compensation	285	95
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(5,598)	(3,667)
Other receivables	(903)	2,032
Inventories of supplies, prepaids and other current assets	(460)	(454)
Accounts payable and accrued expenses	5,000	(1,740)
Other long-term liabilities	5,140	(332)

Net cash provided by operating activities	45,153	22,523

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(39,780)	(26,132)
Purchases of property and equipment	(18,909)	(15,706)
Sales of property	789	—
Decrease (increase) in deposits and notes receivable	215	(826)
Cash released from escrow	—	1,664

Net cash used in investing activities	(57,685)	(41,000)

Cash flows from financing activities:
Proceeds from long-term debt	53,964	42,056
Payments on long-term debt	(44,424)	(108,949)
Proceeds from issuances of common stock	2,879	131,465
Payments to repurchase common stock	—	(104)
Payments for the redemption and dividends of preferred stock	—	(33,878)
Distributions on investments in affiliates	(1,753)	(6)

Net cash provided by financing activities	10,666	30,584

Effect of exchange rate changes on cash	120	14

Net increase (decrease) in cash and cash equivalents	(1,746)	12,121
Cash and cash equivalents at beginning of period	33,881	3,451

Cash and cash equivalents at end of period	$32,135	$15,572

Supplemental information:
Interest paid	$14,607	$15,702
Income taxes paid	2,548	—
Non-cash transactions:
Sale of common stock for notes receivable from employees, net	$—	$315
Common stock issued for purchases of new businesses and equity interests	1,170	48,301
Conversion of Series C convertible preferred stock to common stock	—	20,341
Accrued dividends on preferred stock	—	1,510
Assets acquired under capital lease obligations	1,705	562
Conversion of subordinated notes to Series D preferred stock	—	20,000
Conversion of subordinated debt to common stock	—	3,287
Issuance of common stock for service contracts	761	—

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

        United Surgical Partners International, Inc. and subsidiaries (USPI or the Company), a Delaware company, was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Western Europe. At September 30, 2002, USPI, headquartered in Dallas, Texas, operated 51 surgical facilities in the United States. Of these 51 facilities, USPI consolidates the results of 23, owns a minority or otherwise noncontrolling equity interest in 25, which are accounted for under the equity method, and holds no ownership interest in the remaining three centers, which are operated by USPI under management contracts. In addition, United Surgical Partners Europe, S.L. (USPE), a company incorporated in Spain and wholly-owned by USPI, managed and owned a majority interest in seven private surgical hospitals, one surgery center, and one diagnostic facility in Spain at September 30, 2002. Global Healthcare Partners Limited (Global), a company incorporated in England and majority-owned by USPI, managed two wholly-owned private surgical hospitals in the United Kingdom at September 30, 2002.

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

        Effective May 1, 2002, the Company acquired a 67% interest in an ambulatory surgery center in Corpus Christi, Texas for $10.8 million in cash. Effective June 1, 2002, the Company acquired a 57% interest in an ambulatory surgery center in Middleburg Heights, Ohio, a suburb of Cleveland, for $2.1 million in cash.

        Effective July 1, 2002, the Company acquired an additional 35% interest in a surgery center in Arlington, Texas (Arlington) for total consideration of $8.0 million, consisting of $6.9 million of cash and $1.1 million of the Company's common stock, bringing the Company's total ownership interest in the center to 45%.

        Prior to the transaction, the Company accounted for its investment in Arlington under the equity method. Effective with this July 1, 2002 transaction, the Company consolidates the results of Arlington's operations because the Company owns a majority of a subsidiary that owns a majority of the surgery center and maintains effective control through this ownership interest and through its operation of the center pursuant to a management contract.

        Following are the unaudited pro forma results for the nine months ended September 30, 2002 and 2001 as if the acquisitions discussed above had occurred on January 1, 2001 (in thousands, except per share amounts):

	Nine months ended September 30,
	2002	2001
Net revenues	$256,696	$194,456
Net income	13,920	3,380
Net income attributable to common stockholders	13,920	1,129
Basic earnings per share	0.57	0.07
Diluted earnings per share	0.54	0.06

        The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the nine months ended September 30, 2002, these resulted in net cash outflows from USPI in an aggregate net amount of $7.2 million.

(3) Earnings Per Share

        Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of convertible preferred stock, convertible debt, and outstanding options, warrants and restricted stock, except where such effect would be antidilutive. Net income attributable to common stockholders and net income per common share include preferred stock dividends for purposes of this computation for the three months and nine months ended September 30, 2001. No preferred stock dividends are included in this computation for the three months and nine months ended September 30, 2002 as all convertible preferred stock was redeemed prior to January 1, 2002. The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001 (in thousands, except per share amounts):

	Three months ended September 30,				Nine months ended September 30,
	2002		2001		2002		2001
Net income attributable to common shareholders	$3,040		$1,221		$13,856		$1,745
Weighted average common shares outstanding	24,472		24,285		24,284		16,458
Effect of dilutive securities:
Stock options	997		914		951		640
Warrants and restricted stock	293		281		294		276
Convertible subordinated debt	(B	)	(B	)	(B	)	(A	)
Series C convertible preferred stock	(B	)	(B	)	(B	)	(A	)

Shares used for diluted earnings per share	25,762		25,480		25,529		17,374

Basic earnings per share	$0.12		$0.05		$0.57		$0.11
Diluted earnings per share	$0.12		$0.05		$0.54		$0.10

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

(4) Segment Disclosure

        Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. USPI's business is the operation of surgery centers, private surgical hospitals and related businesses in the United States and Western Europe. USPI's chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgery centers and private surgical hospitals for assessing performance and allocating resources both domestically and abroad. Accordingly, USPI's reportable segments consist of (1) U.S. based facilities and (2) Western Europe based facilities, including those in Spain and the United Kingdom.

		Western Europe
Three months ended September 30, 2002 (unaudited)	U.S.	Spain	United Kingdom	Western Europe Total	Total
Net patient service revenue	$43,906	$19,270	$12,058	$31,328	$75,234
Other revenue	9,975	622	—	622	10,597

Total revenues	$53,881	$19,892	$12,058	$31,950	$85,831

Depreciation and amortization	$4,052	$1,969	$921	$2,890	$6,942
Operating income	14,161	(496)	2,154	1,658	15,819
Net interest expense	(5,281)	(562)	(635)	(1,197)	(6,478)
Total assets	404,599	155,452	100,452	255,904	660,503
Capital expenditures	2,217	2,524	4,203	6,727	8,944
Three months ended September 30, 2001 (unaudited)
Net patient service revenue	$27,440	$14,799	$9,590	$24,389	$51,829
Other revenue	8,498	456	—	456	8,954

Total revenues	$35,938	$15,255	$9,590	$24,845	$60,783

Depreciation and amortization	$4,088	$2,228	$923	$3,151	$7,239
Operating income	7,691	(1,965)	1,402	(563)	7,128
Net interest income (expense)	(1,811)	(681)	(687)	(1,368)	(3,179)
Total assets	294,493	117,142	84,896	202,038	496,531
Capital expenditures	2,894	417	1,366	1,783	4,677
Nine months ended September 30, 2002 (unaudited)
Net patient service revenue	$116,913	$62,387	$35,355	$97,742	$214,655
Other revenue	30,246	1,849	—	1,849	32,095

Total revenues	$147,159	$64,236	$35,355	$99,591	$246,750

Depreciation and amortization	$11,159	$5,278	$2,483	$7,761	$18,920
Operating income	37,974	4,557	7,109	11,666	49,640
Net interest expense	(15,270)	(1,237)	(1,793)	(3,030)	(18,300)
Total assets	404,599	155,452	100,452	255,904	660,503
Capital expenditures	6,505	4,720	9,389	14,109	20,614
Nine months ended September 30, 2001 (unaudited)
Net patient service revenue	$69,817	$51,479	$28,817	$80,296	$150,113
Other revenue	23,055	1,347	—	1,347	24,402

Total revenues	$92,872	$52,826	$28,817	$81,643	$174,515

Depreciation and amortization	$10,536	$6,046	$2,608	$8,654	$19,190
Operating income	17,962	651	4,883	5,534	23,496
Net interest expense	(8,441)	(2,191)	(2,406)	(4,597)	(13,038)
Total assets	294,493	117,142	84,896	202,038	496,531
Capital expenditures	8,353	2,015	5,900	7,915	16,268

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

        Under SFAS No. 142, the Company is required to perform transitional impairment tests by identified reporting unit for its goodwill and certain other intangible assets as of the date of adoption. The Company has determined that its reporting units are at the operating segment (country) level. The Company completed the required transitional impairment tests during the six months ended June 30, 2002. No impairment losses were identified in any reporting unit as a result of these tests.

        The table below shows the Company's net income and earnings per share for the three month and nine month periods ended September 30, 2002 and 2001 on a pro forma basis as if the cessation of amortization of goodwill and indefinite-lived intangible assets had occurred January 1, 2001 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income attributable to common shareholders, as reported	$3,040	$1,221	$13,856	$1,745
Amortization of goodwill and indefinite-lived intangible assets, net of applicable income tax benefits	—	1,553	—	4,652

Net income attributable to common shareholders, as reported	$3,040	$2,774	$13,856	$6,397

Diluted earnings per share, as reported	$0.12	$0.05	$0.54	$0.10
Amortization of goodwill and indefinite-lived intangible assets, net of applicable income tax benefits	—	0.06	—	0.27

Pro forma diluted earnings per share	$0.12	$0.11	$0.54	$0.37

        Intangible assets, net of accumulated amortization, consisted of the following:

	September 30, 2002	December 31, 2001
Goodwill	$189,616	$151,804
Other intangible assets	70,412	64,005

Total	$260,028	$215,809

        The following is a summary of changes in the carrying amount of goodwill by operating segment and reporting unit for the nine months ended September 30, 2002 (in thousands):

		Western Europe
	U.S.	Spain	United Kingdom	Western Europe Total	Total
Balance at December 31, 2001	$106,579	$26,914	$18,311	$45,225	$151,804
Additions	25,619	7,797	—	7,797	33,321
Other	—	2,939	1,457	4,396	4,396

Balance at September 30, 2002	$132,198	$37,650	$19,768	$57,418	$189,616

        Goodwill additions during the nine months ended September 30, 2002 resulted primarily from business combinations completed during 2002. Other changes to the carrying amount of goodwill were primarily due to foreign currency translation adjustments.

        Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The majority of the Company's management contracts have evergreen renewal provisions and consequently have indefinite useful lives. Effective January 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. The following is a summary of intangible assets at December 31, 2001 and September 30, 2002 (in thousands):

	December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Management Contracts	$23,174	$(3,746)	$19,427
Other	7,831	(717)	7,114

Total	$31,005	$(4,464)	$26,541

Indefinite Useful Lives
Management Contracts			$37,362
Other			102

Total			$37,464

Total intangible assets			$64,005

	September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Management Contracts	$26,068	$(5,532)	$20,536
Other	10,001	(1,984)	8,017

Total	$36,069	$(7,516)	$28,553

Indefinite Useful Lives
Management Contracts			$41,719
Other			140

Total			$41,859

Total intangible assets			$70,412

        Amortization expense related to intangible assets with definite useful lives was $0.8 million and $0.5 million for the three months ended September 30, 2002 and 2001, respectively, and $1.9 million and $1.1 million for the nine months ended September 30, 2002 and September 30, 2001, respectively.

The following table provides estimated amortization expense related to intangible assets with definite useful lives for each of the years in the five year period ending December 31, 2006:

Remainder of 2002	$681
2003	2,163
2004	1,636
2005	1,499
2006 and thereafter	14,621

$20,600

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

        The $150 million 10% Senior Subordinated Notes due 2011 were issued in a private offering on December 19, 2001 and subsequently registered as publicly traded securities through a Form S-4 effective January 15, 2002 by USPI's wholly-owned finance subsidiary, United Surgical Partners Holdings, Inc. (USPH), which was formed in 2001. The notes are guaranteed by USPI, which does not have independent assets or operations, and USPI's wholly-owned subsidiaries domiciled in the United States. USPI's investees in Spain and the United Kingdom are not guarantors of the obligation. USPI's investees in the United States in which USPI owns less than 100% are not guarantors of the obligation. The financial positions and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship at the end of the period presented.

Condensed Consolidating Balance Sheets:

As of September 30, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Assets:
Current assets:
Cash and cash equivalents	$10,226	$21,909	$—	$32,135
Accounts receivable, net	190	34,628	(410)	34,408
Other receivables	49,498	(8,888)	(7,999)	32,611
Inventories of supplies	251	6,673	—	6,924
Other	9,917	2,845	—	12,762

Total current assets	70,082	57,167	(8,409)	118,840
Property and equipment, net	39,414	217,406	(598)	256,222
Investments in affiliates	174,541	112	(157,471)	17,182
Intangible assets, net	143,586	117,579	(1,137)	260,028
Other	92,234	42,876	(126,879)	8,231

Total assets	$519,857	$435,140	$(294,494)	$660,503

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$939	$20,246	$13	$21,198
Accrued expenses	30,971	20,941	442	52,354
Current portion of long-term debt	1,589	10,326	(902)	11,013

Total current liabilities	33,499	51,513	(447)	84,565
Long-term debt	169,999	231,190	(130,451)	270,738
Other liabilities	8,378	14,582	—	22,960
Minority interests	—	7,427	16,112	23,539
Redeemable preferred stock	—	—	—	—
Stockholders' equity	307,981	130,428	(179,708)	258,701

Total liabilities and stockholders' equity	$519,857	$435,140	$(294,494)	$660,503

As of December 31, 2001	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Assets:
Current assets:
Cash and cash equivalents	$20,396	$13,485	$—	$33,881
Accounts receivable, net	418	27,538	(410)	27,546
Other receivables	47,087	(11,174)	(5,334)	30,579
Inventories of supplies	223	5,462	—	5,685
Other	9,298	3,464	—	12,762

Total current assets	77,422	38,775	(5,744)	110,453
Property and equipment, net	41,767	170,449	(615)	211,601
Investments in affiliates	165,437	170	(153,279)	12,328
Intangible assets, net	119,596	97,350	(1,137)	215,809
Other	88,148	33,777	(115,259)	6,666

Total assets	$492,370	$340,521	$(276,034)	$556,857

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,121	$18,512	$—	$20,633
Accrued expenses	24,758	13,733	404	38,895
Current portion of long-term debt	2,433	8,841	(634)	10,640

Total current liabilities	29,312	41,086	(230)	70,168
Long-term debt	158,170	186,093	(116,222)	228,041
Other liabilities	1,936	14,110	—	16,046
Minority interests	—	5,958	10,117	16,075
Redeemable preferred stock	—	—	—	—
Stockholders' equity	302,952	93,274	(169,699)	226,527

Total liabilities and stockholders' equity	$492,370	$340,521	$(276,034)	$556,857

Condensed Consolidating Statements of Income:

Nine months ended September 30, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$51,676	$203,431	$(8,357)	$246,750
Operating expenses, excluding depreciation and amortization	34,885	151,770	(8,465)	178,190
Depreciation and amortization	7,175	11,763	(18)	18,920

Operating income	9,616	39,898	126	49,640
Interest expense, net	(9,436)	(8,864)	—	(18,300)
Other expense	203	(74)	(203)	(74)

Income (loss) before minority interests	383	30,960	(77)	31,266
Minority interests in income of consolidated subsidiaries	—	(4,785)	(5,387)	(10,172)
Income (loss) before income taxes	383	26,175	(5,464)	21,094
Income tax expense	(5,739)	(1,499)	—	(7,238)

Net income (loss)	$(5,356)	$24,676	$(5,464)	$13,856

Nine months ended September 30, 2001	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$37,325	$141,658	$(4,468)	$174,515
Operating expenses, excluding depreciation and amortization	27,657	108,587	(4,415)	131,829
Depreciation and amortization	7,146	12,283	(239)	19,190

Operating income	2,522	20,788	186	23,496
Interest expense, net	(5,048)	(7,988)	(2)	(13,038)
Other expense	195	(64)	(180)	(49)

Income (loss) before minority interests	(2,331)	12,736	4	10,409
Minority interests in income of consolidated subsidiaries	—	(2,617)	(2,558)	(5,175)
Income (loss) before income taxes	(2,331)	10,119	(2,554)	5,234
Income tax expense	(386)	(852)	—	(1,238)

Net income (loss)	$(2,717)	$9,267	$(2,554)	$3,996

Condensed Consolidating Statements of Cash Flows:

Nine months ended September 30, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(5,354)	$24,678	$(5,468)	$13,856
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	20,916	4,963	5,418	31,297

Net cash provided by (used in) operating activities	15,562	29,641	(50)	45,153
Cash flows from investing activities:
Purchases of property and equipment, net	(3,016)	(15,893)	—	(18,909)
Purchases of new businesses	(32,277)	(7,580)	77	(39,780)
Other items	(518)	1,522	—	1,004

Net cash provided by (used in) investing activities	(35,811)	(21,951)	77	(57,685)
Cash flows from financing activities:
Long-term borrowings, net	8,954	586	—	9,540
Proceeds from issuance of common stock	2,879	77	(77)	2,879
Other items	(1,753)	—	—	(1,753)

Net cash provided by (used in) financing activities	10,080	663	(77)	10,666
Effect of exchange rate changes on cash	—	70	50	120
Net increase (decrease) in cash	(10,169)	8,423	—	(1,746)
Cash at the beginning of the period	20,396	13,485	—	33,881

Cash at the end of the period	$10,227	$21,908	$—	$32,135

Nine months ended September 30, 2001	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(2,717)	$9,267	$(2,554)	$3,996
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	1,335	14,525	2,667	18,527

Net cash provided by (used in) operating activities	(1,382)	23,792	113	22,523
Cash flows from investing activities:
Purchases of property and equipment, net	(7,163)	(8,543)	—	(15,706)
Purchases of new businesses	(26,258)	—	126	(26,132)
Other items	1,664	(826)	—	838

Net cash provided by (used in) investing activities	(31,757)	(9,369)	126	(41,000)
Cash flows from financing activities:
Long-term borrowings, net	(57,482)	(9,411)	—	(66,893)
Proceeds from issuance of common stock	131,465	239	(239)	131,465
Other items	(33,988)	—	—	(33,988)

Net cash provided by (used in) financing activities	39,995	(9,172)	(239)	30,584
Effect of exchange rate changes on cash	—	14	—	14
Net increase in cash	6,856	5,265	—	12,121
Cash at the beginning of the period	765	2,686	—	3,451

Cash at the end of the period	$7,621	$7,951	$—	$15,572

(7) Subsequent Events

      In October 2002, the Company received, after offering costs of approximately $4.0 million, net proceeds of approximately $49.1 million from an offering of 2.415 million shares of its common stock, which included 315,000 shares attributable to the underwriters' exercise of their over-allotment option. Net proceeds were used as follows:

  •
  To repay the $14.2 million balance then outstanding under the Company's primary credit agreement.

  •
  To acquire an 80% interest in Zeeba Ambulatory Surgery Center in Lyndhurst, Ohio, for $9.7 million in cash.

  •
  To acquire an additional 25% interest in Resurgens Surgery Center, LLC, an ambulatory surgery center in Atlanta, Georgia, in which the Company already held a 15% interest, for $4.0 million in cash.

  •
  The remaining net proceeds will be used for other acquisitions, development of new facilities, and general corporate purposes.

        During October 2002 Texas Health Ventures Group (THVG), in which the Company owns a 50% interest through a joint venture with Baylor Health Services, acquired a 44% interest, with an option for an additional 7%, in Bellaire Surgery Center, an ambulatory surgery center in Fort Worth, Texas, for $1.6 million in cash, which was funded from THVG's operations.

        During November 2002 the Company entered into a second amended and restated credit agreement with a group of commercial lenders expanding its borrowing capacity from $85.0 million to $115.0 million and extending its maturity date from December 19, 2004 to November 7, 2005.

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

Overview

        The Company operates surgery centers and private surgical hospitals in the United States and Western Europe. As of September 30, 2002, the Company operated 61 surgical facilities, consisting of 51 in the United States, eight in Spain, and two in the United Kingdom. Of the 51 U.S. facilities, the Company jointly operates 25 with ten major not-for-profit healthcare systems. Overall, the Company holds ownership in 58 of the facilities and operates the remaining three facilities, which are in the United States, under management contracts.

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

        In May 2002, we acquired a 67% interest in an ambulatory surgery center in Corpus Christi, Texas for $10.8 million in cash. In June 2002, we acquired a 57% interest in an ambulatory surgery center in Middleburg Heights, Ohio, a suburb of Cleveland, for $2.1 million in cash.

        In August 2002, with an effective date of July 1, 2002, we acquired an additional 35% interest in a surgery center in Arlington, Texas (Arlington) for total consideration of $8.0 million, consisting of $6.9 million of cash and $1.1 million of our common stock, bringing our total ownership interest in the center to 45%. Because we own a majority of a subsidiary that owns a majority of the surgery center and maintains effective control through this ownership interest and through our operation of the center pursuant to a management contract, we consolidate the results of Arlington's operations in our financial statements.

        During September 2002, a surgery center and surgical hospital developed by the Company in the United States opened and began performing cases.

        In October 2002, we acquired an 80% interest in a surgery center in Lyndhurst, Ohio, for $9.7 million in cash and an additional 25% interest in a surgery center in Atlanta, Georgia, in which we already held a 15% interest, for $4.0 million in cash. In October 2002, we also acquired a 22% interest, through one of our two joint ventures with Baylor Health Services, in a surgery center in Fort Worth, Texas, for which the purchase price of $1.6 million was funded from operations of the joint venture.

        We also engage in investing transactions that are not business combinations, consisting of purchases and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the nine months ended September 30, 2002, these transactions resulted in net cash outflows of $7.2 million. The most notable transactions were as follows: our acquisition of a noncontrolling interest in a surgery center in Austintown, Ohio; our acquisition, through a newly formed joint venture with Robert Wood Johnson University Hospital, of a noncontrolling interest in a surgery center in East Brunswick, New Jersey; and our acquisition of a noncontrolling interest in a surgery center in Destin, Florida.

Sources of Revenue

        Revenues primarily include the following:

  •
  net patient services revenues at the facilities that we consolidate for financial reporting purposes, which are typically those in which we have ownership interests of greater than 50% or maintain effective control,

  •
  management and administrative service revenues earned from management contracts, whereby we manage the operations of surgical facilities in which we have varying levels of ownership, and from contracts to provide consulting and specific administrative services to physicians. Management service revenues and expenses earned from and incurred by facilities that we consolidate for financial reporting purposes are eliminated in consolidation and therefore not included in management service revenues or operating expenses and accordingly have no impact on net income; and

  •
  our share of the net income or loss of the unconsolidated facilities that we account for under the equity method of accounting. These amounts are included in revenues as these operations are central to our business strategy. Through our contracts to manage these facilities, we have an active role in their operations. The level of our corporate resources devoted to fulfilling these responsibilities is significant and generally equal to that devoted to the operations of the facilities we consolidate for financial reporting purposes.

        The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2002		2001		2002		2001
Net patient service revenues	$75,234	87.7%	$51,829	85.3%	$214,655	87.0%	$150,113	86.0%
Management and administrative services revenues	7,765	9.0	7,202	11.8	23,451	9.5	18,731	10.7
Equity in earnings of unconsolidated affiliates	2,100	2.4	1,269	2.1	6,593	2.7	4,134	2.4
Other income	732	0.9	483	0.8	2,051	0.8	1,537	0.9

Total revenues	$85,831	100.0%	$60,783	100.0%	$246,750	100.0%	$174,515	100.0%

        The percentage of our total revenue that was earned from net patient service revenue increased from 85.3% and 86.0% for the three months and nine months ended September 30, 2001, respectively, to 87.7% and 87.0% for the three months and nine months ended September 30, 2002, respectively, with a corresponding decrease in the percentage of our total revenue that was earned from management and administrative services revenue, primarily as a result of our acquiring majority interests in six surgery centers and one private hospital since September 30, 2001. Our management and administrative services revenues are earned from the following types of activities (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Management of surgical facilities	$2,412	$1,000	$6,760	$4,039
Consulting and other services provided to physicians and related entities	5,353	6,202	16,691	14,692

Total management and administrative service revenues	$7,765	$7,202	$23,451	$18,731

        The majority of our management and administrative service revenues earned from providing services to physicians and related entities resulted from our acquisition of OrthoLink Physicians Corporation (OrthoLink) February 12, 2001. Our results for the nine months ended September 30, 2001 include only seven and one-half months of OrthoLink operations.

        The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Total revenues	$34,977	$20,778	$99,283	$58,900
Depreciation and amortization	1,795	1,117	4,816	3,303
Operating income	9,607	5,106	29,954	14,656
Interest expense, net	906	470	2,605	1,391
Net income	8,580	5,045	26,883	14,209
USPI's equity in earnings of unconsolidated affiliates	$2,100	$1,269	$6,593	$4,134
Unconsolidated facilities operated at period end	25	16	25	16

        For the three months ended September 30, 2002 and 2001, approximately 63% and 59% of our revenues were generated from operations in the United States and 37% and 41% from Western Europe, respectively. For the nine months ended September 30, 2002 and 2001, approximately 60% and 53% of our revenues were generated from operations in the United States and 40% and 47% from Western Europe, respectively. The increase in the percentage of our revenues generated in the United States and corresponding decrease in Western Europe resulted from focusing our development and acquisition activities primarily in the United States during 2001 and the nine months ended September 30, 2002.

Results of Operations

        The following table summarizes certain statements of income items expressed as a percentage of revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	73.5	76.4	72.2	75.5

EBITDA (a)	26.5	23.6	27.8	24.5
Minority interests in income of consolidated entities	4.7	3.2	4.1	3.0

EBITDA less minority interest	21.8	20.4	23.7	21.5
Depreciation and amortization	8.1	11.9	7.7	11.0
Interest and other expense, net	7.6	5.3	7.5	7.5

Income before income taxes	6.1	3.2	8.5	3.0
Income tax expense	(2.6)	(0.3)	(2.9)	(0.7)

Net income	3.5	2.9	5.6	2.3

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

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

        Revenues increased by $25.0 million, or 41%, to $85.8 million for the three months ended September 30, 2002 from $60.8 million for the three months ended September 30, 2001. Of this increase in revenues, $13.3 million was contributed by facilities acquired or opened since September 30, 2001. The U.S. dollar was weaker relative to the Eurodollar and the British pound during the three months ended September 30, 2002 as compared to the same period in the prior year, resulting in a positive impact of $2.6 million on year over year revenues for the facilities in Western Europe that were owned in both 2002 and 2001 ("same store" facilities). Absent this foreign exchange impact, same store facilities in Western Europe contributed $2.5 million more to consolidated revenue in the three months ended September 30, 2002 as compared to the same period in 2001. The remaining increase in revenues was contributed by same store U.S. facilities, which performed approximately 18.4% more cases in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

        Operating expenses, excluding depreciation and amortization, increased by $16.7 million, or 36%, to $63.1 million for the three months ended September 30, 2002 from $46.4 million for the three months ended September 30, 2001. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 73.5% for the three months ended September 30, 2002 from 76.4% for the three months ended September 30, 2001, primarily as a result of operating efficiencies at our facilities and improved economies of scale as we expanded.

        EBITDA less minority interest increased $6.3 million, or 51%, to $18.7 million for the three months ended September 30, 2002 from $12.4 million for the three months ended September 30, 2001. Of this increase in EBITDA less minority interest, $4.3 million was contributed by facilities acquired or opened since September 30, 2001. EBITDA less minority interest, as a percentage of revenues, increased to 21.8% for the three months ended September 30, 2002 from 20.4% for the three months ended September 30, 2001, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue.

        Depreciation and amortization decreased $0.3 million, or 4%, to $6.9 million for the three months ended September 30, 2002 from $7.2 million for the three months ended September 30, 2001. This amount remained virtually constant because the reduction in expense resulting from the cessation of goodwill amortization required under SFAS 142 largely offset the additional depreciation on tangible assets added through acquisitions. Depreciation and amortization, as a percentage of revenues, decreased to 8.1% for the three months ended September 30, 2002 from 11.9% for the three months ended September 30, 2001.

        Interest expense, net of interest income, increased 104% to $6.5 million for the three months ended September 30, 2002 from $3.2 million for the three months ended September 30, 2001 primarily as a result of higher levels of outstanding debt during the three months ended September 30, 2002 than during the prior year period. We used a portion of the proceeds of our initial public offering of common stock to repay senior and subordinated indebtedness in June 2001 and have incurred debt to fund a portion of our acquisition and development program since that time.

        Provision for income taxes and our overall effective tax rates were $2.2 million and 42% for the three months ended September 30, 2002, compared to $0.2 million and 11% for the three months ended September 30, 2001, respectively. The increase in our actual provision for income taxes and in our overall effective tax rate primarily results from our accruing no net federal tax expense related to U.S. operations prior to January 1, 2002, at which time we began accruing taxes at rates approximating statutory rates. We utilized net operating loss carryforwards (NOLs) to offset current period income as our U.S. operations achieved profitability for the first time during 2001, and during the fourth quarter of 2001 we fully recognized the benefit of all U.S. NOLs generated during our initial years of operations. The overall effective tax rate for the three months ended September 30, 2002 is higher than statutory rates because our Spanish operations generated a net loss, due to the normal seasonal slowdown, and we did not recognize a tax benefit related to the NOLs generated during the quarter as the realization of this benefit was not deemed to be "more likely than not".

        Net income was $3.0 million for the three months ended September 30, 2002 compared to $1.7 million for the three months ended September 30, 2001. This $1.3 million improvement primarily results from the increased revenues and improved operating efficiencies and economies of scale related to expenses discussed above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

        Revenues increased by $72.3 million, or 41%, to $246.8 million for the nine months ended September 30, 2002 from $174.5 million for the nine months ended September 30, 2001. Of this increase in revenues, $39.2 million was contributed by facilities acquired or opened since December 31, 2000. The U.S. dollar was weaker relative to the Eurodollar and the British pound during the nine months ended September 30, 2002 as compared to the same period in the prior year, resulting in a positive impact of $2.7 million on year over year revenues for the facilities in Western Europe that were owned in both 2002 and 2001 ("same store" facilities). Absent this foreign exchange impact, same store facilities in Western Europe contributed $9.4 million more to consolidated revenue in the nine months ended September 30, 2002 as compared to the same period in 2001. The remaining increase in revenues was contributed by same store U.S. facilities, which performed approximately 17.9% more cases in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

        Operating expenses, excluding depreciation and amortization, increased by $46.4 million, or 35%, to $178.2 million for the nine months ended September 30, 2002 from $131.8 million for the nine months ended September 30, 2001. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 72.2% for the nine months ended September 30, 2002 from

75.5% for the nine months ended September 30, 2001, primarily as a result of operating efficiencies at our facilities and improved economies of scale as we expanded.

        EBITDA less minority interest increased $20.9 million, or 56%, to $58.4 million for the nine months ended September 30, 2002 from $37.5 million for the nine months ended September 30, 2001. Of this increase in EBITDA less minority interest, $13.9 million was contributed by facilities acquired or opened since December 31, 2000. EBITDA less minority interest, as a percentage of revenues, increased to 23.7% for the nine months ended September 30, 2002 from 21.5% for the nine months ended September 30, 2001, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue.

        Depreciation and amortization decreased $0.3 million, or 1%, to $18.9 million for the nine months ended September 30, 2002 from $19.2 million for the nine months ended September 30, 2001. This amount remained virtually constant because the reduction in expense resulting from the cessation of goodwill amortization required under SFAS 142 largely offset the additional depreciation on tangible assets acquired through acquisitions. Depreciation and amortization, as a percentage of revenues, decreased to 7.7% for the nine months ended September 30, 2002 from 11.0% for the nine months ended September 30, 2001.

        Interest expense, net of interest income, increased 40% to $18.3 million for the nine months ended September 30, 2002 from $13.0 million for the nine months ended September 30, 2001 primarily as a result of higher levels of outstanding debt during the nine months ended September 30, 2002 than during the prior year period. We used a portion of the proceeds of our initial public offering of common stock to repay senior and subordinated indebtedness in June 2001 and have incurred debt to fund a portion of our acquisition and development program since that time.

        Provision for income taxes and our overall effective tax rates were $7.2 million and 34% for the nine months ended September 30, 2002, compared to $1.2 million and 24% for the nine months ended September 30, 2001, respectively. The increase in our actual provision for income taxes and in our overall effective tax rate primarily results from our accruing no net federal tax expense related to U.S. operations prior to January 1, 2002, at which time we began accruing taxes at rates approximating statutory rates. We utilized net operating loss carryforwards (NOLs) to offset current period income as our U.S. operations achieved profitability for the first time during 2001, and during the fourth quarter of 2001 we fully recognized the benefit of all U.S. NOLs generated during our initial years of operations. The overall effective tax rate for the nine months ended September 30, 2002 remains slightly lower than statutory rates because our Spanish operations, which generated net income during the nine months ended September 30, 2002, continue to utilize net operating loss carryforwards, whose benefit has not been previously recognized, to offset current period income.

        Net income was $13.9 million for the nine months ended September 30, 2002 compared to $4.0 million for the nine months ended September 30, 2001. This $9.9 million improvement primarily results from the increased revenues and improved operating efficiencies and economies of scale related to expenses discussed above.

Liquidity and Capital Resources

        During the nine months ended September 30, 2002, the Company generated $45.2 million of cash flows from operations as compared to $22.5 million during the nine months ended September 30, 2001.

        During the nine months ended September 30, 2002, the Company's net cash required for investing activities was $57.7 million, consisting primarily of $39.8 million for the purchase of businesses and $18.9 million for the purchase of property and equipment. The $39.8 million primarily represents purchases of new businesses, net of cash acquired, and incremental investments in unconsolidated affiliates. Most of these transactions are individually insignificant; the most significant amounts are the

$10.8 million paid for the surgery center in Corpus Christi, Texas, the $7.5 million paid for the surgical hospital in Murcia, Spain, the $6.9 million paid to acquire the additional interest in the surgery center in Arlington, Texas, and the $5.3 million paid to acquire Surgicoe. Approximately $7.3 million of the property and equipment purchases related to ongoing development projects. The $57.7 million of cash required for investing activities was funded primarily with cash flows from operations and additionally with borrowings and a reduction of cash on hand. Net cash provided by financing activities during the nine months ended September 30, 2002 totaled $10.7 million. Cash and cash equivalents were $32.1 million at September 30, 2002 as compared to $33.9 million at December 31, 2001, and net working capital excluding cash and cash equivalents was $2.1 million at September 30, 2002 as compared to $6.4 million at December 31, 2001.

        In December 2001, we entered into an amended and restated credit facility with a group of commercial lenders providing us with the ability to borrow up to $85.0 million for acquisitions and general corporate purposes in the United States and Spain or for any new subsidiary that becomes a guarantor of the facility. A total of $10.0 million of borrowings under the facility may be used by subsidiaries that are not guarantors, including subsidiaries in the United Kingdom. Borrowings under our amended and restated credit facility mature on December 19, 2004. As of September 30, 2002, $13.6 million was outstanding under this facility and $68.7 million of the remaining $71.4 million was available for borrowing based on actual reported consolidated financial results. Availability under the facility is based upon pro forma EBITDA including EBITDA from acquired entities. Assuming historical purchase multiples of annual EBITDA of potential acquisition targets, the entire $85.0 million would be available for borrowing to finance acquisitions as of September 30, 2002, of which $13.6 million was drawn at September 30, 2002. The indenture governing our Senior Subordinated Notes and our amended and restated credit facility contain various restrictive covenants including covenants that limit our ability and the ability of certain of our subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock. During November 2002 we entered into a second amended and restated credit agreement expanding our borrowing capacity from $85.0 million to $115.0 million and extending the maturity date from December 19, 2004 to November 7, 2005.

        In October 2002, we received, after offering costs of approximately $4.0 million, net proceeds of approximately $49.1 million from an offering of 2.415 million shares of our common stock, which included 315,000 shares attributable to the underwriters' exercise of their over-allotment option. Net proceeds were used to repay the $14.2 million balance then outstanding under our amended and restated credit facility and to complete the acquisitions in Lyndhurst, Ohio and Atlanta, Georgia. The remaining net proceeds will be used for other acquisitions, development of new facilities, and general corporate purposes.

        Additionally, one of our U.K. subsidiaries has a credit agreement with a commercial lender in the United Kingdom that provides for total borrowings of £42.0 million (approximately $65.9 million as of September 30, 2002) under three separate facilities. At September 30, 2002, total outstanding borrowings under this term facility were approximately $52.9 million and approximately $3.6 million was available for borrowings. Borrowings under this agreement bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. The Company pledged the capital stock of its U.K. subsidiaries to secure borrowings under this agreement. The Company was in compliance with all debt covenants as of September 30, 2002.

Total
Long-term debt:
Senior Subordinated Notes	$148,891
U.S. credit facility	13,600
U.K. credit facility	52,890
Loans from former owners of subsidiaries	1,259
Other debt at operating subsidiaries	7,962
Capitalized lease obligations:
U.S. operating subsidiaries	24,866
Western Europe operating subsidiaries	32,283

Total long-term debt, including current portion	$281,751

        Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is non-recourse to USPI, the parent company, and is secured by the assets of those operating entities. The total amount of these obligations, which was $66.4 million at September 30, 2002, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary's amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 82.9% at September 30, 2002. Additionally, our unconsolidated affiliates that we account for under the equity method have non-recourse debt and capitalized lease obligations that are not included in our consolidated financial statements. At September 30, 2002, the total obligations of these unconsolidated affiliates under debt and capital lease obligations was approximately $48.0 million. Our average percentage ownership, weighted based on the individual affiliate's amount of debt and capitalized lease obligations, of these unconsolidated affiliates was 28.8% at September 30, 2002.

        Our acquisition and development program will require substantial capital resources, which we estimate to range from $70.0 million to $90.0 million per year over the next three years, although this range could be exceeded if attractive multi-facility opportunities are identified. We also estimate that by the end of 2003 we will be required to pay approximately $2.0 million as additional consideration to the sellers of acquired facilities based upon those facilities achieving certain financial targets. In addition, the operations of our existing surgical facilities will require ongoing capital expenditures. We believe that existing funds, cash flows from operations and borrowings under our credit facilities will provide sufficient liquidity for the next twenty-four months. Thereafter, it is likely that we will require additional debt or equity financing for our acquisitions and development projects. There are no assurances that the needed capital will be available on acceptable terms, if at all. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime, LIBOR or Euribor. At September 30, 2002, $148.9 million of our total outstanding debt was the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $6.0 million was in other fixed rate instruments and the remaining $69.1 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of $0.7 million. The Senior Subordinated Notes, which represent 96% of our total fixed rate debt at September 30, 2002, are considered to have a fair value, based upon recent trading, of $152.3 million, which is approximately $3.4 million higher than the carrying value at September 30, 2002.

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

ITEM 4. Controls and Procedures

        Our Chairman of the Board and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report on Form 10-Q, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chairman of the Board and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of such evaluation.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        From time to time, the Company is involved in litigation incidental to its business. In the Company's opinion, no litigation to which the Company is currently a party is likely to have a material adverse effect on the Company's results of operations, cash flows or financial condition.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

  10.1*
  Second Amended and Restated Credit Agreement, dated as of November 7, 2002, among USP Domestic Holdings, Inc., USPE Holdings Limited, various financial institutions from time to time parties thereto as the lenders, and SunTrust Bank, as Administrative Agent

  99.1*
  Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350

  99.2*
  Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350

* Filed herewith.

  (b)
  Reports on Form 8-K:

    The Company filed a report on Form 8-K dated July 11, 2002 to furnish, pursuant to Regulation FD, a news release announcing the Company's expectation that its second quarter earnings would be better than the consensus analyst estimate.

    The Company filed a report on Form 8-K dated July 31, 2002 to furnish, pursuant to Regulation FD, a news release announcing the Company's second quarter results.

    The Company filed a report on Form 8-K dated September 9, 2002 to furnish audited financial statements of Arlington Surgicare Partners, Ltd., Corpus Christi Outpatient Surgery, Ltd., and Coast Surgery Center of South Bay, Inc.

    The Company filed a report on Form 8-K dated September 26, 2002 to furnish, pursuant to Regulation FD, a news release describing the Company's acquisition of a minority ownership interest in an ambulatory surgery center in Destin, Florida.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2002	United Surgical Partners International, Inc.
	By:	/s/ MARK A. KOPSER Mark A. Kopser Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)

	By:	/s/ JOHN J. WELLIK John J. Wellik Senior Vice President, Accounting and Administration (Principal Accounting Officer)

CERTIFICATION

I, Donald E. Steen, Chairman of the Board and Chief Executive Officer of United Surgical Partners International, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of United Surgical Partners International, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002
/s/ DONALD E. STEEN Donald E. Steen Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Mark A. Kopser, Senior Vice President and Chief Financial Officer of United Surgical Partners International, Inc., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of United Surgical Partners International, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002
/s/ MARK A. KOPSER Mark A. Kopser Senior Vice President and Chief Financial Officer