Form 10-K
period 2002-12-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2003-03-25
CIK 1101723

Use these links to rapidly review the document
UNITED SURGICAL PARTNERS INTERNATIONAL, INC. 2002 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts I, II, III, and IV of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

Aggregate market value of outstanding Common Stock held by non-affiliates of the Registrant, as of June 28, 2002	$581,718,183
Number of shares of Common Stock outstanding as of March 20, 2003	27,166,860

Documents Incorporated by Reference

        Part III—Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held May 22, 2003.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

2002 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I
	Item 1.	Business
	Item 2.	Properties
	Item 3.	Legal Proceedings
	Item 4.	Submission of Matters to a Vote of Security Holders
PART II
	Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
	Item 6.	Selected Consolidated Financial Data
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
	Item 8.	Financial Statements and Supplementary Data
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
	Item 10.	Directors and Executive Officers of the Registrant
	Item 11.	Executive Compensation
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	Item 13.	Certain Relationships and Related Transactions
	Item 14.	Controls and Procedures
	Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Note:
The responses to Items 10 through 13 will be included in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held May 22, 2003. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

FORWARD LOOKING STATEMENTS

        Certain statements contained in this Annual Report on Form 10-K, and the document incorporated herein by reference, including, without limitation, statements containing the words "believes", "anticipates", "expects", "continues", "will", "may", "should", "estimates", "intends", "plans" and similar expressions, and statements regarding the Company's business strategy and plans, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the U.S. and Western Europe; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified personnel, including physicians, nurses and other health care professionals; our significant indebtedness; the availability of suitable acquisition opportunities and the length of time it takes to accomplish acquisitions; our ability to integrate new businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks and uncertainties discussed in this Annual Report on Form 10-K and the documents incorporated herein by reference. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

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

        Donald E. Steen, our chairman and chief executive officer, and Welsh, Carson, Anderson & Stowe formed USPI in February 1998. We operate surgery centers and private surgical hospitals in the United States and Western Europe. As of December 31, 2002, we operated 64 facilities, consisting of 54 in the United States, eight in Spain, and two in the United Kingdom. Of the 54 U.S. facilities, 26 are jointly owned with ten major not-for-profit healthcare systems. Overall, as of December 31, 2002, we held ownership interests in 61 of the facilities and operated the remaining three facilities, all in the United States, under management contracts. Our revenues for 2002 were $342.4 million, up 40% from $244.4 million for 2001.

Available Information

        We file proxy statements and annual, quarterly and current reports with the Securities and Exchange Commission. You may read and copy any document that we file at the SEC's public reference room located at 450 Fifth Street N.W., Washington, D.C. 20549. You may also call the Securities and Exchange Commission at 1-800-SEC-0330 for information on the operation of the public reference room. Our SEC filings are also available to you free of charge at the SEC's web site at http://www.sec.gov. We also maintain a website at http://www.unitedsurgical.com that includes links to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports are available on our website without charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC.

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

  United States

        According to SMG Marketing Group Inc.'s Freestanding Outpatient Surgery Center Directory, the number of outpatient surgery cases performed in freestanding surgery centers increased 169% from 2.6 million in 1991 to 7.0 million in 2001. Outpatient surgical procedures represented approximately 20% of all surgical procedures performed in the United States in 1981 compared to approximately 78% in 2001. New surgical techniques and technology, as well as advances in anesthesia, have significantly expanded the types of surgical procedures that are being performed in surgery centers and have helped drive the growth in outpatient surgery. Lasers, arthroscopy, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with many surgical procedures. Improved anesthesia has shortened recovery time by minimizing post-operative side effects such as nausea and drowsiness, thereby avoiding the need for overnight hospitalization in many cases. In addition, some states in the United States now permit surgery centers to keep a patient for up to 23 hours. This allows more complex surgeries, previously only performed in an inpatient setting, to be performed in a surgery center.

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

        Today, large healthcare systems in the United States generally offer both inpatient and outpatient surgery on site. In addition, a number of not-for-profit healthcare systems have begun to expand their portfolios of facilities and services by entering into strategic relationships with specialty operators of surgery centers. These strategic relationships enable not-for-profit healthcare systems to offer patients, physicians and payors the cost advantages, convenience and other benefits of outpatient surgery in a freestanding facility. Further, these relationships allow the not-for-profit healthcare systems to focus their attention and resources on their core business without the challenge of acquiring, developing and operating these facilities.

  Western Europe

        Most countries in Western Europe provide their populations with some level of government-funded healthcare. Despite the success of these public programs, the practical limitations of these systems have resulted in delays or rationing of elective surgeries and certain other procedures. In many of these countries, funding and capacity constraints of public healthcare systems have created an opportunity for private healthcare systems to develop.

        While Spain's national health service covers substantially all of the country's population, a private healthcare industry has emerged that currently serves the 17% of Spain's population that maintains private insurance and another growing portion of the population that pays for elective procedures from personal funds. Total healthcare expenditures in Spain grew from 5.9% of gross domestic product, or GDP, in 1997 to 7.7% in 1999. In addition, Spain's GDP and wages have experienced compound annual growth of 3.4% and 2.7%, respectively, from 1996 to 2001. We believe that these increases support our view that the number of privately insured citizens, the amount of private healthcare expenditures and the resulting demand for private networks such as ours will continue to grow. We also believe that the growth in Spain's private healthcare industry has been driven in large part by an increase in the number of employers offering private insurance as a benefit to their employees. Like their U.S. counterparts, private insurance companies in Spain typically offer comprehensive health coverage. Since only 75 of the 355 private surgical hospitals in Spain are owned by multi-facility systems, we believe an opportunity exists to expand our private hospital network that will enable us to negotiate more effectively with the country's large health insurance companies. Our facilities also supplement the national health service as public hospitals periodically refer overload cases to our facilities.

        We are able to accept or reject these cases based on the available capacity of our facilities and the profitability of the cases. For the year ended December 31, 2002, we derived approximately 71% of our revenues in Spain from private insurance, approximately 18% from private pay and approximately 11% from government payors.

        The United Kingdom also provides government-funded healthcare to all of its residents through a national health service. It, however, is also subject to funding and capacity limitations. Since the demand for healthcare services exceeds the public system's capacity, U.K. residents may encounter waiting lists for elective surgery of up to 18 months as well as delays in obtaining cancer biopsies and other diagnostic procedures. The World Health Organization reports that 25,000 people die unnecessarily of cancer in Britain each year due to underfinanced and poorly managed cancer programs. In response to these shortfalls, private healthcare networks and private insurance companies have developed in the United Kingdom. Approximately 11% of the U.K. population has private insurance to cover elective surgical procedures, and another rapidly growing segment of the population pays for elective procedures from personal funds. For the year ended December 31, 2002, in the United Kingdom, we derived approximately 60% of our revenues from private insurance, approximately 33% from private pay patients and approximately 7% from government payors.

Our Business Strategy

        Our goal is to steadily increase our revenues and cash flows by becoming a leading operator of surgery centers and private surgical hospitals in the United States and selected nations in Western Europe. The key elements of our business strategy are to:

  •
  attract and retain top quality surgeons and other physicians;

  •
  pursue strategic relationships with not-for-profit healthcare systems;

  •
  expand our presence in existing markets;

  •
  expand selectively in new markets; and

  •
  enhance operating efficiencies.

  Attract and retain top quality surgeons and other physicians

        Since physicians provide and influence the direction of healthcare worldwide, we have developed our operating model to encourage physicians to affiliate with us and to use our facilities as an extension of their practices. We believe we attract physicians because we design our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols to increase physician productivity and promote their professional and financial success. We believe this focus on physicians, combined with providing high quality healthcare in a friendly and convenient environment for patients, will continue to increase case volumes at our facilities. In addition, in the United States, we generally offer physicians the opportunity to purchase equity interests in the facilities they use as an extension of the physicians' practices. We believe this opportunity attracts quality physicians to our facilities and ownership increases the physicians' involvement in facility operations, enhancing quality of patient care, increasing productivity and reducing costs.

  Pursue strategic relationships with healthcare systems

        Through strategic relationships with us, healthcare systems can benefit from our operating expertise and create a new cash flow opportunity with limited capital expenditures. We believe that these relationships also allow not-for-profit healthcare systems in particular to attract and retain physicians and improve their hospital operations by focusing on their core business. We also believe that strategic relationships with these healthcare systems help us to develop more quickly, relationships with physicians, communities, suppliers and payors. Generally, the healthcare systems with which we develop relationships have strong local market positions and excellent reputations that we use in branding our facilities. In addition, our relationships with healthcare systems enhance our acquisition and development efforts by (1) providing opportunities to acquire facilities the systems may own, (2) providing access to physicians already affiliated with the systems, (3) attracting additional physicians to affiliate with newly developed facilities, and (4) encouraging physicians who own facilities to consider a strategic relationship with us.

  Expand our presence in existing markets

        Our primary strategy is to grow selectively in markets in which we already operate facilities. We believe that selective acquisitions and development of new facilities in existing markets allow us to leverage our existing knowledge of these markets and to improve operating efficiencies. In particular, our experience has been that newly developed facilities in markets where we already have a presence and a not-for-profit hospital partner are the best use of the company's invested capital.

  Expand selectively in new markets

        We may continue to enter targeted markets by acquiring and developing surgical facilities. In the United States, we expect to do this primarily in conjunction with a local healthcare system or hospital. We typically target the acquisition or development of multi-specialty centers that perform high volume, non-emergency, lower risk procedures requiring lower capital and operating costs than hospitals. In addition, we will also consider the acquisition of multi-facility companies.

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

        Upon identifying a target facility, we conduct financial, legal, engineering, operational, technology and systems audits of the facility and conduct interviews with the facility's management, affiliated physicians and staff. Once we acquire or develop a facility, we focus on upgrading systems and protocols, including implementing our proprietary methodology of defined processes and information systems, to increase case volume and improve operating efficiencies.

  Enhance operating efficiencies

        Once we acquire a new facility, we integrate it into our existing network by implementing a specific action plan to support the local management team and incorporate the new facility into our group purchasing contracts. We also implement our systems and protocols to improve operating efficiencies and contain costs. Our most important operational tool is our management system "Every Day Giving Excellence," which we refer to as USPI's EDGE. This proprietary measurement system allows us to track our clinical, service and financial performance, best practices and key indicators in each of our facilities. Our goal is to use USPI's EDGE to ensure that we provide each of the patients using our facilities with high quality healthcare, offer physicians a superior work environment and eliminate inefficiencies. Using USPI's EDGE, we track and monitor our performance in clinical care areas such as (1) providing surgeons the equipment, supplies and surgical support they need, (2) starting cases on time, (3) minimizing turnover time between cases, and (4) providing efficient schedules. USPI's EDGE compiles and organizes the specified information on a daily basis and is easily accessed over the Internet by our facilities on a secure basis. The information provided by USPI's EDGE enables our employees, facility administrators and management to analyze trends over time and share processes and best practices among our facilities. In addition, the information is used as an evaluative tool by our administrators and as a budgeting and planning tool by our management. USPI's EDGE is now deployed in over 94% of our U.S. facilities.

Operations

  Operations in the United States

        Our operations in the United States consist primarily of our ownership and management of surgery centers. We have ownership interests in 48 surgery centers and three private surgical hospitals and manage or operate, through consulting agreements, three additional surgery centers. Additionally, we own interests in and will operate one surgery center and one private surgical hospital that are currently under construction. We also intend to develop two additional surgery centers which we anticipate will open in the second half of 2003, and we have various other potential projects in the early stages of development, some of which may begin construction during 2003. Over 2,000 physicians have access privileges to use our facilities. Our surgery centers are licensed outpatient surgery centers and are generally equipped and staffed for multiple surgical specialties and located in freestanding buildings or medical office buildings. Our average surgery center has approximately 13,000 square feet of space with four or five operating rooms, as well as ancillary areas for preparation, recovery, reception and administration. Our surgery center facilities range from a 4,000 square foot, two operating room facility to a 20,000 square foot, six operating room facility. Our surgery centers are normally open weekdays from 7:00 a.m. to approximately 5:00 p.m. or until the last patient is discharged. We estimate that a surgery center with four operating rooms can accommodate up to 6,000 procedures per year.

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

        Generally, our surgery centers are limited partnerships, limited liability partnerships or limited liability companies in which ownership interests are also held by local physicians who are on the medical staff of the centers. Our ownership interests in the centers range from 10% to 100%. Our partnership and limited liability company agreements typically provide for the quarterly pro rata distribution of cash equal to net revenues from operations, less amounts held in reserve for expenses and working capital. We also have a management agreement with each of the centers under which we provide day-to-day management services for a management fee that is typically a percentage of the net revenues of the center.

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

  •
  create the substantial likelihood that cash distributions from the partnership or limited liability company to the physician owners thereof will be illegal; or

  •
  cause physician ownership interests in the partnerships or limited liability companies to be illegal.

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

  Strategic Relationships

        A key element of our business strategy is to pursue strategic relationships with not-for-profit healthcare systems in selected markets. Twenty-six of our facilities are jointly-owned with ten not-for-profit healthcare systems. As of December 31, 2002, we had joint ventures with six established not-for-profit healthcare systems in the United States: the Baylor Health Care System in Dallas, Texas; Meridian Health System in Northern New Jersey; Saint Thomas Health Services in Middle Tennessee; Memorial Hermann Healthcare System in Houston, Texas; Northside Hospital in Atlanta, Georgia; and Robert Wood Johnson University Hospital in East Brunswick, New Jersey. These joint ventures own interests in an aggregate of 22 of our facilities. In addition to the facilities owned by these joint ventures, four of our other facilities are co-owned with four additional not-for-profit healthcare systems. Additionally, we entered into a joint venture agreement in March 2003 with St. Joseph's Hospital and Medical Center in Phoenix, Arizona. This joint venture does not yet operate any facilities. We hope to develop these relationships into future opportunities for multi-facility strategic relationships. We intend to structure our future joint ventures with service providers in a manner similar to our joint venture with Baylor.

        Our largest strategic relationship is with Baylor. The Baylor joint ventures own interests in limited liability companies, limited liability partnerships and limited partnerships which own and operate surgery centers. Our alliance agreements with Baylor do not have expiration dates but may be terminated with the mutual consent of both parties, if the joint ventures are determined to be illegal due to a change in laws or regulations or upon stated changes in control of our company. In addition, agreements governing the joint ventures have provisions governing management power, dissolution events and veto power. These joint ventures own an outpatient surgery network that serves the approximately four million persons located in the Dallas/Fort Worth area. The Baylor joint ventures currently have ownership interests in thirteen operational surgery centers and one surgical hospital. We also have a joint venture with the Meridian Health System in Wall, New Jersey. This joint venture currently operates two surgery centers. In addition, in August 2001 we entered into a joint venture with Saint Thomas Health Services in Nashville, Tennessee. We operate three surgery centers in joint ownership with Saint Thomas and expect to contribute one additional surgery center to the joint venture. In addition, we entered into a joint venture with Memorial Hermann Healthcare System in March 2002 to develop a surgical hospital in Houston, Texas which opened in December 2002. Our joint venture with Northside Hospital currently operates one surgery center in Atlanta, Georgia. In June 2002 we entered into a joint venture with Robert Wood Johnson University Hospital. This joint venture currently operates one surgery center in East Brunswick, New Jersey. All of our joint ventures require both parties to provide the other party the opportunity to participate in any surgery center project within specified geographic regions prior to the other party participating in the project.

  Operations in Spain

        We believe our operations in Spain comprise one of the largest private hospital networks in this highly fragmented market. We own and operate eight private surgical hospitals (including one that we acquired subsequent to December 31, 2002), one surgery center and a diagnostic facility in Spain and over 700 physicians use our facilities. These facilities, located primarily in Barcelona, Madrid and Seville, range in size from 19 beds to 134 beds with an average of 97 beds. In this market, we focus primarily on five specialties: obstetrics/gynecology; orthopedic surgery; general surgery; internal medicine; and plastic surgery.

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

  Operations in the United Kingdom

        We acquired Parkside Hospital in Wimbledon, a suburb southwest of London, and Holly House Hospital in a suburb northeast of London near Essex in April 2000. Parkside has 69 registered acute care beds, including four high dependency beds, on three floors. The hospital has four operating theatres, including a dedicated endoscopy suite. Parkside also has its own on site pathology laboratory, pharmacy and diagnostic suite with an MRI scanner, CT scanner, two X-ray screening rooms and a color Doppler ultrasound machine. Approximately 270 surgeons and physicians, all of whom hold or have held consulting positions in hospitals operated by the United Kingdom's national health service, have admitting privileges to the hospital. Parkside has established practices including orthopedics, gynecology and general surgery, as well as neurosurgery and endoscopic procedures.

        We are in the process of developing a comprehensive cancer treatment center, the Parkside Clinic, near Parkside Hospital. Our development of Parkside Clinic has the support of a number of oncologists at Parkside Hospital and the center has already contracted with the BUPA Group, Britain's largest insurance company. We anticipate that the center will provide superior inpatient and outpatient services. We also anticipate that Parkside Clinic will be fully operational in 2003 and will provide radiotherapy, chemotherapy and nuclear medicine facilities on an outpatient basis with inpatient cancer services being provided at Parkside Hospital. Parkside Clinic also will provide additional space for expansion of other specialties and programs at Parkside Hospital.

        Holly House Hospital has been an acute care hospital for 20 years and has 59 registered acute care beds on two floors, including three high dependency beds. The hospital has three operating theatres and its own on site pathology laboratory and pharmacy with cytotoxic reconstitution facilities to serve its expanding oncology program. A diagnostic suite houses MRI and CT scanners and two X-ray screening rooms together with a color Doppler ultrasound machine. Over 100 surgeons and physicians have admitting privileges at the hospital. The hospital has established orthopedic and general surgery practices and is developing oncology and plastic surgery programs.

  Case Mix

        The following table sets forth the percentage of our revenues determined based on internally reported case volume from our U.S. facilities and internally reported revenue from our Spain and U.K. facilities for the year ended December 31, 2002 from each of the following specialties:

Specialty	Total	U.S.	Spain	U.K.
Orthopedic	26%	26%	20%	37%
Pain management	14	24	—	1
Obstetrics/gynecology	10	4 (1)	19 (2)	15 (3)
General surgery	8	5	12	18
Ear, nose and throat	4	5	3	4
Gastrointestinal	10	12	8	2
Plastic surgery	5	5	4	7
Ophthalmology	7	9	3	5
Other	16	10	31	11

Total	100%	100%	100%	100%

(1)
Includes gynecology only.

(2)
Includes obstetrics and gynecology.

(3)
Includes gynecology and in vitro fertilization.

  Payor Mix

        The following table sets forth the percentage of our revenues determined based on internally reported case volume from our U.S. surgical facilities and internally reported revenue from our Spain and U.K. facilities for the year ended December 31, 2002 from each of the following payors:

Payor	Total	U.S.	Spain	U.K.
Private insurance	68%	69%	71%	60%
Self-pay	11	3	18	33
Government	18	23 (1)	11	7
Other	3	5	—	—

Total	100%	100%	100%	100%

(1)
Based solely on case volume. Because government payors typically pay less than private insurance, the percentage of our U.S. revenue attributable to government payors is approximately 10% for Medicare and 1% for Medicaid.

        The following table sets forth information relating to the not-for-profit healthcare systems with which we are affiliated as of December 31, 2002:

Healthcare System	Geographical Focus	Number of Facilities Operated
Baylor Healthcare System	Dallas/Ft. Worth, Texas	14
Saint Thomas Health Services	Middle Tennessee	3
Meridian Health System	Northern New Jersey	2
Decatur General Hospital	Decatur, Alabama	1
Northside Hospital	Atlanta, Georgia	1
St. Rose Dominican Hospital	Las Vegas, Nevada	1
Robert Wood Johnson University Hospital	East Brunswick, New Jersey	1
Johnson City Medical Center	Johnson City, Tennessee	1
Covenant Healthcare	Knoxville, Tennessee	1
Memorial Hermann Healthcare System	Houston, Texas	1

        Additionally, we entered into a joint venture agreement in March 2003 with St. Joseph's Hospital and Medical Center in Phoenix, Arizona. This joint venture does not yet operate any facilities.

Facilities

  Surgery Centers

        The following table sets forth information relating to the surgery centers that we operate as of December 31, 2002:

Facility	Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
United States
*Decatur Surgery Center, Decatur, Alabama(1)	7/29/98		3	61%
Warner Park Surgery Center, Chandler, Arizona(1)	7/1/99		4	80
Coast Surgery Center of South Bay, Inc., Torrance, California	12/18/01		3	63
San Gabriel Valley Surgical Center, West Covina, California	11/16/01		4	80
Destin Surgery Center, Destin, Florida	9/25/02		3	30
University Surgical Center, Winter Park, Florida	10/15/98		3	70
Surgery Center of Sarasota, Sarasota, Florida	10/12/01		4	66
East West Surgery Center, Austell, Georgia	9/1/00	(4)	3	82
*Advanced Surgery Center, Canton, Georgia(1)	3/27/02		3	50
Northwest Georgia Orthopaedic Surgery Center, Marietta, Georgia	11/1/00	(4)	2	15
Lawrenceville Surgical Center, Lawrenceville, Georgia	8/1/01		2	15
Resurgens Surgery Center, Atlanta, Georgia	10/1/98	(4)	4	40
Roswell Surgery Center, Roswell, Georgia	10/1/00	(4)	2	15
Creekwood Surgery Center, Kansas City, Missouri(1)	7/29/98		3	66
*Parkway Surgery Center, Henderson, Nevada	8/3/98		5	47
*Robert Wood Johnson Surgery Center, East Brunswick, New Jersey	6/26/02		5	50
*Shrewsbury Ambulatory Surgery Center, Shrewsbury, New Jersey	4/1/99		4	25
*Toms River Surgery Center, Toms River, New Jersey	3/15/02		4	40
New Mexico Orthopaedic Surgery Center, Albuquerque, New Mexico	2/29/00	(4)	4	51
Las Cruces Surgery Center, Las Cruces, New Mexico(1)	2/1/01		3	50
Day-Op Center of Long Island, Mineola, New York(2)	12/4/98		4	0
Austintown Ambulatory Surgery Center, Austintown, Ohio (1)	4/12/02		5	20
Eastside Surgery Center, Columbus, Ohio (3)	3/20/00	(4)	4	0
Riverside Outpatient Surgery Center, Columbus, Ohio (3)	3/20/00	(4)	6	0
Surgery Center in Middleburg Heights, Middleburg Heights, Ohio (1)	6/19/02		6	62
Zeeba Surgery Center, Lyndhurst, Ohio(1)	10/11/02		5	80
Oklahoma City North Ambulatory Surgery Center, Oklahoma City, Oklahoma(1)	3/27/02		4	51
*Mountain Empire Surgery Center, Johnson City, Tennessee	2/2/00	(4)	4	20

*Baptist Ambulatory Surgery Center, Nashville, Tennessee	3/1/98	(4)	6	20
*Middle Tennessee Ambulatory Surgery Center, Murfreesboro, Tennessee	7/29/98		4	42
*Parkwest Surgery Center, Knoxville, Tennessee	7/26/01		5	22
*Saint Thomas Campus SurgiCare, Nashville, Tennessee	7/15/02		5	25
Physicians Pavilion Surgery Center, Nashville, Tennessee (1)	7/29/98		4	75
*Arlington Surgery Center, Arlington, Texas (1)	2/1/99		3	44
*Baylor Surgicare, Dallas, Texas (1)	6/1/99		6	25
*Bellaire Surgery Center, Fort Worth, Texas	10/15/02		4	22
*Denton Surgicare, Denton, Texas (1)	2/1/99		4	21
Doctors Surgery Center (Houston), Pasadena, Texas (1)	9/1/99		4	78
*Lewisville SurgiCare Partners, Lewisville, Texas (1)(3)	9/16/02		3	0
*Medical Centre Surgicare, Fort Worth, Texas (1)	12/18/98		6	46
*Metroplex Surgery Center, Bedford, Texas (1)	12/18/98		5	45
Corpus Christi Outpatient Surgery, Corpus Christi, Texas (1)	5/1/02		5	69
*North Texas Surgery Center, Dallas, Texas (1)	12/18/98		4	44
*Physicians Day Surgery Center, Dallas, Texas	10/12/00		4	25
*Premier Ambulatory Surgery Center of Garland, Garland, Texas	2/1/99		3	46
*Grapevine Surgery Center, Grapevine, Texas	2/6/02		3	11
*Texas Surgery Center, Dallas, Texas(1)	6/1/99		4	25
United Surgery Center—Southeast, Houston, Texas(1)	9/1/99		3	94
*Valley View Surgery Center, Dallas, Texas(1)	12/18/98		4	56
Surgi-Center of Central Virginia, Fredericksburg, Virginia	11/29/01		4	83
Teton Outpatient Services, Jackson Hole, Wyoming	8/1/98	(4)	2	56
Spain
Centro de Cirugia Ambulatario, Barcelona	3/1/99		3	100
USP Dermoéstetica, S.L. Madrid	5/1/99		2	70

*
Facilities jointly owned with not-for-profit hospital systems.
(1)
Licensed and equipped to accommodate 23-hour stays.
(2)
Operated through a consulting and administrative agreement.
(3)
Management agreement only.
(4)
Indicates date of acquisition by OrthoLink. We acquired OrthoLink in February 2001.

  Private Surgical Hospitals

        The following table sets forth information relating to the private surgical hospitals that we operate as of December 31, 2002:

Facility	Date of Acquisition or Affiliation	Number of Operating Rooms	Number of Beds	Percentage Owned by USPI
United States
*Frisco Surgical Hospital, Frisco, Texas	9/30/02	6	13	20%
*Sugar Land Surgical Hospital, Sugar Land, Texas	12/28/02	4	6	32
TOPS Specialty Hospital, Houston, Texas	7/1/99	7	12	53
Spain
Instituto Universitario Dexeus, Barcelona	4/30/98	12	106	79
Hospital Santa Teresa, La Coruña	11/5/98	5	133	96
Hospital Sagrado Corazón, Seville	10/16/98	9	95	100
Clinica Nuestra Señora de la Esperanza, Vitoria	10/5/98	3	19	100
Clinica San Camilo, Madrid	3/15/00	8	130	93
Clinica San Jose, Madrid	11/1/00	7	72	100
Juan XXIII, Madrid (1)	2/1/00	—	—	100
Hospital San Carlos, Murcia	2/1/02	6	134	100
United Kingdom
Parkside Hospital, Wimbledon	4/6/00	4	69	100
Holly House Hospital, Essex	4/6/00	3	59	100

*
Facilities jointly owned with not-for-profit hospital systems.

(1)
Imaging center only.

        In addition, the Company operates the following facilities under short-term management contracts which expire at various dates through 2006: Southwest Ambulatory Surgery Center, L.L.C., which is a surgery center located in Oklahoma City, Oklahoma; The Ambulatory Surgery Center of Tyler, Ltd., which is a surgery center located in Tyler, Texas; and Oklahoma Center for Orthopedic and Multi-Specialty Surgery, which is a surgical hospital located in Oklahoma City, Oklahoma. The Company holds no ownership in these facilities.

        We lease the majority of the facilities where our various surgery centers and private surgical hospitals conduct their operations. Our leases have initial terms ranging from one to twenty years and most of the leases contain options to extend the lease period for up to ten additional years.

        Our corporate headquarters is located in Dallas, Texas. We currently lease approximately 40,000 square feet of space at 15305 Dallas Parkway, Addison, Texas. This lease will expire in April 2011.

        Our office in the United Kingdom is located in London. We currently lease 1,900 square feet. The lease expires in February 2004.

        Our Spanish offices are located in Madrid and Barcelona. We currently lease 2,800 square feet of space in Madrid. The lease expires in December 2003. Additionally, we lease 3,100 square feet of space in Barcelona. The lease expires in December 2007.

        We also lease 10,400 square feet of space in Brentwood, Tennessee, which was the former OrthoLink headquarters and currently serves as a regional office. The lease expires in November 2008.

Development

        The following table sets forth information relating to facilities that are currently under construction:

Facility Location	Type	Expected Opening Date	Number of Operating Rooms/Beds
Cottonwood, Arizona	Surgery Center	4Q 2003	2 ORs
Chandler, Arizona	Surgical Hospital	3Q 2003	4 ORs/16 beds

        We also intend to develop surgery centers in Atlanta, Georgia and Nashville, Tennessee which we anticipate will open in the second half of 2003. We are in various stages of negotiation with various entities regarding possible joint venture, development or acquisition projects. In the United Kingdom, our Parkside Hospital is in the process of developing a cancer treatment center. Any acquisition or development in these or other markets must meet our acquisition and development criteria. We cannot assure you that we will be successful in developing or acquiring facilities in any of these markets.

Marketing

        Our sales and marketing efforts are directed primarily at physicians, which are principally responsible for referring patients to our facilities. We market our facilities to physicians by emphasizing (1) the high level of patient satisfaction with our surgery centers, which is based on patient surveys we take concerning our facilities, (2) the quality and responsiveness of our services, and (3) the practice efficiencies provided by our facilities. In those U.S. markets in which we have established a strategic alliance with a not-for-profit healthcare system, we coordinate the marketing effort with the healthcare system and generally benefit from this managed care strategy. We also directly negotiate agreements with third-party payors, which generally focus on the pricing, number of facilities in the market and affiliation with physician groups in a particular market. Maintaining access to physicians and patients through third-party payor contracting is essential for the economic viability of most of our facilities.

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

        We compete with other providers in each of our markets for patients and for contracts with insurers or managed care payors. Competition for managed care contracts with other providers is focused on the pricing, number of facilities in the market and affiliation with key physician groups in a particular market. We also encounter competition with other companies for acquisition and development of facilities and in the United States for strategic relationships with not-for-profit healthcare systems and physicians.

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

        In the United Kingdom, we face competition from both the national health service and other privately operated hospitals, including hospitals owned by the BUPA Group, our primary competitor in the United Kingdom. Across the United Kingdom, a large number of private hospitals are owned by the four largest hospital operators. In addition, the two largest payors account for over half of the privately insured market. We believe our hospitals can effectively compete in this market due to location and specialty mix of our facilities. Our hospitals also have a higher portion of self pay business than the overall market. Self pay business is not influenced by the private insurers.

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

        Our hospitals compete with other providers in the Spanish market, including other private hospitals and hospitals operated by Spain's national health service. The national health coverage makes the hospitals operated by Spain's national health service accessible to the entire Spanish population. In contrast, private hospitals such as ours must negotiate agreements with third-party payors, which focus on services available to their members as well as pricing. We believe that the size of our operations in Spain has given us the ability to negotiate effectively with insurance companies.

Employees

        We employ approximately 3,300 persons, 2,700 of whom are full-time employees and 600 of whom are part-time employees. Of these employees, we employ approximately 1,400 in the United States, 600 in the United Kingdom and 1,300 in Spain. The physicians that affiliate with us and use our facilities are not our employees. However, we generally offer the physicians the opportunity to purchase equity interests in the facilities they use.

Professional and General Liability Insurance

        In the United States, we maintain professional liability insurance that provides coverage on a claims made basis of $1.0 million per incident (after a $50,000 deductible) and $3.0 million in annual aggregate amount per location with retroactive provisions upon policy renewal. We also maintain general liability insurance coverage of $1.0 million per occurrence and $2.0 million in annual aggregate amount per location, as well as business interruption insurance and property damage insurance. In addition, we maintain umbrella liability insurance in the aggregate amount of $20.0 million. In the United Kingdom, we maintain general public insurance in the amount of $5.0 million, malpractice insurance in the amount of $3.0 million and property and business interruption insurance. In Spain, we maintain general liability insurance coverage of $600,000 per accident and victim per year, per facility and $3.0 million at the group level and property and business interruption insurance. Our insurance policies are generally subject to annual renewals. Recent pressures within the insurance markets and industry have resulted in significant increases in costs for certain types of insurance and certain policyholders. We believe that we will be able to renew current policies or otherwise obtain comparable insurance coverage at reasonable rates. However, we have no control over the insurance markets and can provide no assurance that we will economically be able to maintain insurance similar to our current policies. The governing documents of each of our surgery centers require physicians who conduct surgical procedures at our surgery centers to maintain stated amounts of insurance.

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

  Licensure and certificate-of-need regulations

        Capital expenditures for the construction of new facilities, the addition of beds or the acquisition of existing facilities may be reviewable by state regulators under statutory schemes that are sometimes referred to as certificate of need laws. States with certificate of need laws place limits on the construction and acquisition of healthcare facilities and the expansion of existing facilities and services. In these states, approvals are required for capital expenditures exceeding certain specified amounts and that involve certain facilities or services, including surgery centers and private surgical hospitals.

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

        Our healthcare facilities receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc., nationwide commissions which establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. Generally, our healthcare facilities must be in operation for at least six months before they are eligible for accreditation. As of December 31, 2002, all but our most recently opened or acquired healthcare facilities had been accredited by either the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc. Many managed care companies and third-party payors require our facilities to be accredited in order to be considered a participating provider under their health plans.

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

        Medicare payments for procedures performed at surgery centers are not based on costs or reasonable charges. Instead, Medicare prospectively determines fixed payment amounts for procedures performed at surgery centers. These amounts are adjusted for regional wage variations. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the years ended December 31, 2000, 2001, and 2002 18%, 21% and 23%, respectively, of our domestic case volumes were attributable to Medicare and Medicaid payments.

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

        The Department of Health and Human Services and the states in which we perform surgical procedures for Medicaid patients may revise the Medicare and Medicaid payments methods or rates in the future. Any such changes could have a negative impact on the reimbursements we receive for our surgical services from the Medicare program and the state Medicaid programs. We do not know at this time when or to what extent revisions to such payment methodologies will be implemented.

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

  Federal Anti-Kickback and Physician Self-Referral Laws

        State and federal laws regulate relationships among providers of healthcare services, including employment or service contracts and investment relationships. These restrictions include a federal criminal law, referred to herein as the Anti-Kickback Statute, that prohibits offering, paying, soliciting, or receiving any form of remuneration in return for:

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

        Our partnerships and limited liability companies that are providers of services under the Medicare and Medicaid programs, and their respective limited partners and members, are subject to the Anti-Kickback Statute. A number of the relationships that we have established with physicians and other healthcare providers do not fit within any of the safe harbor regulations issued by the Office of the Inspector General. Of the 51 surgical facilities in the United States in which we hold an ownership interest, 49 are owned by partnerships, limited liability partnerships or limited liability companies, which include as partners or members physicians who perform surgical or other procedures at the facilities.

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

        For multi-specialty ambulatory surgery centers, for example, the following standards, among others, apply:

          (1)  all of the investors must either be physicians who are in a position to refer patients directly to the center and perform procedures on the referred patients, group practices composed exclusively of those physicians, or investors who are not employed by the entity or by any of its investors, are not in a position to provide items or services to the entity or any of its investors, and are not in a position to make or influence referrals directly or indirectly to the entity or any of its investors;

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

        Similar standards apply to each of the remaining three categories of surgery centers set forth in the regulations. In particular, each of the four categories includes a requirement that no ownership interests be held by a non-physician or non-hospital investor if that investor is (a) employed by the center or another investor, (b) in a position to provide items or services to the center or any of its other investors, or (c) in a position to make or influence referrals directly or indirectly to the center or any of its investors.

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

        Three of our U.S. facilities, and one additional facility in the development stage, are surgical hospitals rather than outpatient surgery centers. Although there is an exemption for physician investments in surgical hospitals under the Stark Law (so long as it is an investment in the entire hospital and not just a department), the Office of Inspector General has not adopted any safe harbor regulations under the Anti-Kickback Statute for physician investments in surgical hospitals. Each of our surgical hospitals is held in partnership with physicians who are in a position to refer patients to the hospital. There can be no assurances that these relationships will not be found to violate the Anti-Kickback Statute or that there will not be regulatory or legislative changes that prohibit physician ownership of surgical hospitals."

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

  State Anti-Kickback and Physician Self-Referral Laws

        Many states, including those in which we do or expect to do business, have laws that prohibit payment of kickbacks or other remuneration in return for the referral of patients. Some of these laws apply only to services reimbursable under state Medicaid programs. However, a number of these laws apply to all healthcare services in the state, regardless of the source of payment for the service. Based on court and administrative interpretations of the federal Anti-Kickback Statute, we believe that the Anti-Kickback Statute prohibits payments only if they are intended to induce referrals. However, the laws in most states regarding kickbacks have been subjected to more limited judicial and regulatory interpretation than federal law. Therefore, we can give you no assurances that our activities will be found to be in compliance with these laws. Noncompliance with these laws could subject us to penalties and sanctions and have a material adverse effect on us.

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

  Health Information Security and Privacy Practices

        The Health Insurance Portability and Accountability Act of 1996 contains, among other measures, provisions that may require many organizations, including us, to implement very significant and potentially expensive new computer systems and business procedures designed to protect each patient's individual healthcare information. The Health Insurance Portability and Accountability Act of 1996 requires the Department of Health and Human Services to issue rules to define and implement patient privacy and security standards. Among the standards that the Department of Health and Human

Services will adopt pursuant to the Health Insurance Portability and Accountability Act of 1996 are standards for the following:

  •
  electronic transactions and code sets;

  •
  unique identifiers for providers, employers, health plans and individuals;

  •
  security and electronic signatures;

  •
  privacy; and

  •
  enforcement.

        On August 17, 2000, the Department of Health and Human Services finalized the transaction standards. The Administrative Simplification and Compliance Act extended the date by which we must comply with the transaction standards to October 16, 2003, provided we submit a compliance plan to the Secretary of Health and Human Services by October 16, 2002. We submitted a compliance plan by October 16, 2002. The transaction standards will require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and health payment and remittance advices.

        On February 20, 2003, the Department of Health and Human Services issued a final rule that establishes, in part, standards for the security of health information by health plans, healthcare clearinghouses and healthcare providers that maintain or transmit any health information in electronic form, regardless of format. We are an affected entity under the rule. These security standards require affected entities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure integrity, confidentiality and the availability of the information. The security standards were designed to protect the health information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and affected entities have the flexibility to choose their own technical solutions, we expect that the security standards will require us to implement significant systems and protocols. The compliance date for the initial implementation of the standards set forth in the security rule is April 20, 2005.

        Compliance with these standards will require significant commitment and action by us. We have appointed members of our management team to direct our compliance with these standards. Although we and other covered entities generally are not required to be in compliance with these standards until April 20, 2005, implementation will require us to conduct extensive preparation and make significant expenditures. Although we estimate the total costs of implementing these regulations to be $200,000, because the security rule is quite new, we cannot yet predict the total financial impact of the regulations on our operations.

        On December 28, 2000, the Department of Health and Human Services published a final rule establishing standards for the privacy of individually identifiable health information. This rule was amended May 31, 2002 and August 14, 2002. These privacy standards apply to all health plans, all healthcare clearinghouses and many healthcare providers, including healthcare providers that transmit health information in an electronic form in connection with certain standard transactions. We are a covered entity under the final rule. The privacy standards protect individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed. A violation of the privacy standards could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. The compliance date for the privacy rule is April 14, 2003.

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

        The U.S. Department of Commerce, in consultation with the European Commission, recently developed a "safe harbor" framework to protect data transferred in trans Atlantic businesses like ours. The safe harbor provides a way for us to avoid experiencing interruptions in our business dealings in the European Union. It also provides a way to avoid prosecution by European authorities under European privacy laws. By certifying to the safe harbor, we will notify the European Union organizations that we provide "adequate" privacy protection, as defined by European privacy laws. To certify to the safe harbor, we must adhere to seven principles. These principles relate to notice, choice, onward transfer or transfers to third parties, access, security, data integrity and enforcement.

        We intend to formulate and execute programs that will satisfy the requirements of the safe harbor. Even if we are able to formulate programs that attempt to meet these objectives, we may not be able to execute them successfully, which could have a material adverse effect on our revenues, profits or results of operations.

  Spain

        Under the Spanish General Health Act and related regulations, private hospitals must report periodically to the applicable health authorities. These reports, which describe a hospital's activities, provide a method to identify and control epidemics. Private hospitals in Spain must obtain a number of licenses, permits and authorizations, including those required to begin operating the facility and to dispense drugs. In addition, private hospitals are subject to regular inspections by the health and administrative authorities to ensure compliance with applicable regulations. Private hospitals must register their personal databases with the Data Protection Agency. The Law of Personal Data Protection provides specific protection for the health information portion of this personal data. Private hospitals must adopt the necessary measures to ensure the safety of the personal data. Violations of these regulations could subject the hospital to administrative fines and civil and criminal liability. Administrative fines range from 3,000 Euros (approximately $3,000) to 600,000 Euros (approximately $600,000), or five times the value of the products and services that are the subject of the violation, depending on the seriousness of the violation. Health and administrative authorities may also close a private hospital for up to five years for serious violations. A violation that endangers the public health is a criminal offense. We believe that our operations in Spain are in material compliance with the laws referred to in this paragraph.

  United Kingdom

        While there is no specific anti kickback legislation in the United Kingdom that is unique to the medical profession, general criminal legislation prohibits bribery and corruption. Our private surgical hospitals in the United Kingdom do not pay commissions to or share profits with referring physicians, who invoice patients or insurers directly for fees relating to the provision of their services. Private surgical hospitals in the United Kingdom are required to register with the local Social Services Authority pursuant to the Care Standards Act of 2000, which provides for regular inspections of the facility by the registering authority. The operation of a private surgical hospital without registration is a criminal offense. Under the Misuse of Drugs Act 1971, the supply, possession or production of controlled drugs without a license from the Secretary of State is a criminal offense. The Data Protection Act 1998 requires private surgical hospitals to register as "data controllers." The processing of personal data, such as patient information and medical records, without prior registration is a criminal offense. We believe that our operations in the United Kingdom are in material compliance with the laws referred to in this paragraph.

Risk Factors

        An investment in United Surgical Partners International, Inc. involves certain risks. You should carefully read the risks and uncertainties described below and the other information included in this report.

We depend on payments from third party payors, including government healthcare programs. If these payments are reduced, our revenue will decrease.

        We are dependent upon private and governmental third party sources of payment for the services provided to patients in our surgery centers and private surgical hospitals. The amount of payment a surgery center or private surgical hospital receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third party payors. In the United Kingdom and Spain, a significant portion of our revenues result from referrals of patients to our hospitals by the national health system. We have no control over the number of patients that are referred to the private sector annually. Fixed fee schedules, capitation payment arrangements, exclusion from participation in managed care programs or other factors affecting payments for healthcare services over which we have no control could also cause a reduction in our revenues.

If we are unable to acquire and develop additional surgery centers or private surgical hospitals on favorable terms, we may be unable to execute our acquisition and development strategy, which could limit our future growth.

        Our strategy is to increase our revenues and earnings by continuing to acquire surgical facility companies, groups of surgical facilities and individual surgical facilities and to develop additional surgical facilities. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions. We are currently evaluating potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future. The surgical facilities we develop typically incur losses in their early months of operation and, until their case loads grow, they generally experience lower total revenues and operating margins than established surgical facilities. We expect that our development candidates will initially experience similar losses and lower revenues and operating margins. Historically, each of our newly developed facilities has generated positive cash flow within the first 12 months of operations. We may not be successful in acquiring other companies or additional surgical facilities, developing surgical facilities or achieving satisfactory operating results at acquired or newly developed facilities. Further, the companies or assets we acquire in the future may not ultimately produce returns that justify our related investment. If we are not able to execute our acquisition and development strategy, our ability to increase revenues and earnings through future growth would be impaired.

If we incur material liabilities as a result of acquiring companies or surgical facilities, our operating results could be adversely affected.

        Although we seek indemnification from prospective sellers covering unknown or contingent liabilities, we may acquire companies and surgical facilities that have material liabilities for failure to comply with healthcare laws and regulations or other past activities. Although we maintain professional and general liability insurance, we do not currently maintain insurance specifically covering any unknown or contingent liabilities that may have occurred prior to the acquisition of companies and surgical facilities. If we incur these liabilities and are not indemnified or insured for them, our operating results and financial condition could be adversely affected.

If we are unable to manage growth, we may be unable to achieve our growth strategy.

        We have acquired interests in or developed all of our surgery centers and private surgical hospitals since February 1998. We expect to continue to expand our operations in the future. As a young company, our rapid growth has placed, and will continue to place, increased demands on our management, operational and financial information systems and other resources. Further expansion of our operations will require substantial financial resources and management attention. To accommodate our past and anticipated future growth, and to compete effectively, we will need to continue to implement and improve our management, operational and financial information systems and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures or controls may not be adequate to support our operations in the future. Further, focusing our financial resources and management attention on the expansion of our operations may negatively impact our financial results. Any failure to implement and improve our management, operational and financial information systems, or to expand, train, manage or motivate our workforce, could reduce or prevent our growth.

We depend on our relationships with not-for-profit healthcare systems. If we are not able to maintain our strategic alliances with these not-for-profit healthcare systems, or enter into new alliances, we may be unable to implement our business strategies successfully.

        Our domestic business depends in part upon the efforts and success of the not-for-profit healthcare systems with which we have strategic alliances and the strength of our alliances with those healthcare systems. Our business could be adversely affected by any damage to those healthcare systems' reputations or to our alliances with them. We may not be able to maintain our existing alliance agreements on terms and conditions favorable to us or enter into alliances with additional not-for-profit healthcare systems. If we are unable to maintain our existing strategic alliances on terms favorable to us or enter into alliances with additional not-for-profit healthcare systems, we may be unable to implement our business strategies successfully.

We depend on our relationships with the physicians who use our facilities. Our ability to provide medical services at our facilities would be impaired and our revenues reduced if we are not able to maintain these relationships.

        Our business depends upon the efforts and success of the physicians who provide medical services at our facilities and the strength of our relationships with these physicians. Our revenues would be reduced if we lost our relationship with one or more key physicians or group of physicians or such physicians or groups reduce their use of our facilities. In addition, any failure of these physicians to maintain the quality of medical care provided or to otherwise adhere to professional guidelines at our surgical facilities or any damage to the reputation of a key physician or group of physicians could damage our reputation, subject us to liability and significantly reduce our revenues.

Our European operations, which we plan to expand, are subject to unique risks. If any of these events actually occur, our financial results could be adversely affected.

        Our international operations are located in Spain and the United Kingdom. We expect that revenue from our European operations will continue to account for a significant percentage of our total revenue. We intend to pursue additional acquisitions in Spain and the United Kingdom. Expansion of our European operations will require substantial financial resources and management attention. This focus of financial resources and management attention could have an adverse effect on our financial results. Our European operations are subject, and as they continue to develop may become increasingly subject, to risks such as:

  •
  competition with government sponsored healthcare systems;

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

These or other factors could have a material adverse effect on our ability to successfully operate in Europe and our financial condition and operations.

Our significant indebtedness could limit our flexibility.

        We are substantially leveraged and will continue to have significant indebtedness in the future. Our acquisition and development program requires substantial capital resources, estimated to range from $35.0 to $50.0 million per year over the next three years, although the range could be exceeded if attractive multi-facility acquisition opportunities are identified. The operations of our existing surgical facilities also require ongoing capital expenditures.

        We currently have a $115.0 million revolving credit facility and $47.6 million in cash. Based solely on historical reported consolidated financial results, approximately $39.0 million was available for borrowing at December 31, 2002. Maximum availability under the facility is based upon pro forma EBITDA including EBITDA from acquired entities. Assuming historical purchase multiples of EBITDA of potential acquisition targets approximately $84.0 million would be available for borrowing as of December 31, 2002. We will need to incur additional indebtedness to fund future acquisitions, developments and capital expenditures. However, we may be unable to obtain sufficient financing on terms satisfactory to us, or at all. As a result, our acquisition and development activities would have to be curtailed or eliminated and our financial results would be adversely affected.

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

Our revenues may be reduced by changes in payment methods or rates under the Medicare or Medicaid programs.

        The Department of Health and Human Services and the states in which we perform surgical procedures for Medicaid patients may revise the Medicare and Medicaid payment methods or rates in the future. Any such changes could have a negative impact on the reimbursements we receive for our surgical services from the Medicare program and the state Medicaid programs. We do not know at this time when or to what extent revisions to such payment methodologies will be implemented.

If we are unable to negotiate contracts and maintain satisfactory relationships with managed care organizations or other third party payors, our revenues may decrease.

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

        Our private surgical hospitals in Spain contract with healthcare insurers on an annual basis to provide services to insured patients. As the majority of our revenues in Spain are derived from private insurance companies, the annual negotiation of price increases is very important to the profitability of our hospitals in that country. In addition, our Spanish hospitals contract with the Spanish public healthcare system, which awards contracts based on a hospital's satisfaction of specified criteria. The Spanish public healthcare system has the right to give priority to hospitals owned by non-profit entities if the efficiency, quality and cost conditions of these entities are comparable to those of for profit hospitals. Our contracts with the Spanish public healthcare system typically have a term of less than one year and are renewable at the sole discretion of the Spanish public healthcare system. Any termination of an existing third party contract could result in a significant loss of revenues and could have a material adverse effect on us.

        As an increasing percentage of domestic patients become subject to healthcare coverage arrangements with managed care payors, we believe that our success will continue to depend upon our ability to negotiate favorable contracts on behalf of our facilities with managed care organizations, employer groups and other private third party payors. If we are unable to enter into these arrangements on satisfactory terms in the future we could be adversely affected. Many of these payors already have existing provider structures in place and may not be able or willing to change their provider networks. Similarly, if we fail to negotiate contracts with healthcare insurers in the United Kingdom and Spain on favorable terms, or if we fail to remain on insurers' networks of approved hospitals, such failure could have a material adverse effect on us. We could also experience a material adverse effect to our operating results and financial condition as a result of the termination of existing third party payor contracts.

Efforts to regulate the construction, acquisition or expansion of healthcare facilities could prevent us from acquiring additional surgery centers or private surgical hospitals, renovating our existing facilities or expanding the breadth of services we offer.

        Many states in the United States require prior approval for the construction, acquisition or expansion of healthcare facilities or expansion of the services they offer. When considering whether to approve such projects, these states take into account the need for additional or expanded healthcare facilities or services. In a number of states in which we operate, including Alabama, Georgia, Florida, Tennessee and New York, we are required to obtain certificates of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services offered and under various other circumstances. Following a period of decline, the number of states requiring certificates of need is once again on the rise as state legislators are looking at this process as one way to control rising healthcare costs. Other states in which we now or may in the future operate may adopt certificate of need legislation or regulatory provisions. Our costs of obtaining a certificate of need have ranged up to $500,000. Spain also requires prior approval for the construction or expansion of healthcare facilities. In addition, private surgical hospitals in Spain must obtain a number of licenses, including a license to operate a pharmacy or to perform tests using radioactive materials. Although we have not previously been denied a certificate of need, we may not be able to obtain the certificates of need or other required approvals for additional or expanded facilities or services in the future. In addition, at the time we acquire a facility, we may agree to replace or expand the acquired facility. If we are unable to obtain the required approvals, we may not be able to acquire additional surgery centers or private surgical hospitals, expand the healthcare services provided at these facilities or replace or expand acquired facilities.

New federal and state legislative and regulatory initiatives relating to patient privacy and electronic data security could require us to expend substantial sums acquiring and implementing new information and transaction systems, which could negatively impact our financial results.

        There are currently numerous legislative and regulatory initiatives at the U.S. state and federal levels addressing patient privacy concerns and standards for the exchange of electronic health information. These provisions are intended to enhance patient privacy and the effectiveness and efficiency of healthcare claims and payment transactions. In particular, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 may require us to acquire and implement expensive new computer systems and to adopt business procedures designed to protect the privacy of each of our patient's individual health information.

        On August 17, 2000, the Department of Health and Human Services issued final regulations establishing electronic data transmission standards that healthcare providers must use when submitting or receiving certain healthcare data electronically. Compliance with these regulations is required by October 16, 2002. However, on December 27, 2001, President Bush signed into law the Administrative Simplification Compliance Act, which requires that, by October 16, 2002, covered entities must either: (1) be in compliance with the electronic data transmission standards; or (2) submit a summary plan to the Secretary of Health and Human Services describing how the entity will come into full compliance with the standards by October 16, 2003. We submitted a summary plan to the Secretary by October 16, 2002 and intend to comply with the standards by October 16, 2003. We cannot predict the impact that the final regulations, when fully implemented, will have on us.

        The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act also require the Department of Health and Human Services to adopt standards to protect the security and privacy of health-related information. Proposed security standards were published on

August 12, 1998, but they have not been finalized. The proposed security standards would require healthcare providers to implement organizational and technical practices to protect the security of patient information. Once the security regulations are finalized, we will have approximately two years to comply with such regulations.

        In addition, on December 28, 2000, the Department of Health and Human Services released final regulations regarding the privacy of healthcare information. Although these privacy regulations were effective April 14, 2001, compliance with these regulations is not required until April 14, 2003. The privacy regulations extensively regulate the use and disclosure of individually identifiable healthcare information, whether communicated electronically, on paper or verbally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. We believe that policies and procedures will be in place to comply with these regulations within the time requirements.

        These regulations are expected to have a financial impact on the healthcare industry because they impose extensive new requirements and restrictions on the use and disclosure of identifiable patient information. We estimate the total cost of these systems and procedures to be $200,000. However, because of the proposed nature of the security regulations, we cannot predict the total financial or other impact of these regulations on our business and compliance with these regulations could require us to spend substantial sums, which could negatively impact our financial results. We believe that we are in material compliance with existing state and federal regulations relating to patient privacy. However, if we fail to comply with the newly released regulations, we could suffer civil penalties up to $25,000 per calendar year for each violation and criminal penalties with fines up to $250,000 per violation.

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

  •
  building codes;

  •
  licensure, certification and accreditation;

  •
  billing for services;

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

        In July 1991, the Department of Health and Human Services issued final regulations defining various "safe harbors." Two of the safe harbors issued in 1991 apply to business arrangements similar to those used in connection with our surgery centers and private surgical hospitals: the "investment interest" safe harbor and the "personal services and management contracts" safe harbor. However, the structure of the limited partnerships and limited liability companies operating our surgery centers and private surgical hospitals, as well as our various business arrangements involving physician group practices, do not satisfy all of the requirements of either safe harbor. Therefore, our business arrangements with our surgery centers, private surgical hospitals and physician groups did not and do not qualify for "safe harbor" protection from government review or prosecution under the Anti-Kickback Statute. Since there is no legal requirement that transactions with referral sources fit within a safe harbor, a business arrangement that does not substantially comply with the relevant safe harbor is not necessarily illegal under the Anti-Kickback Statute.

        On November 19, 1999, the Department of Health and Human Services promulgated final regulations creating additional safe harbor provisions, including a safe harbor that applies to physician ownership of or investment interests in surgery centers. The surgery center safe harbor protects four types of investment arrangements: (1) surgeon owned surgery centers; (2) single specialty surgery centers; (3) multi-specialty surgery centers; and (4) hospital/physician surgery centers. Each category has its own requirements with regard to what type of physician may be an investor in the surgery center. In addition to the physician investor, the categories permit an "unrelated" investor, who is a person or entity that is not in a position to provide items or services related to the surgery center or its investors. Our business arrangements with our surgery centers typically consist of one of our subsidiaries being an investor in each limited partnership or limited liability company that owns the surgery center, in addition to providing management and other services to the surgery center. As a result, these business arrangements do not comply with all the requirements of the surgery center safe harbor, and, therefore, are not immune from government review or prosecution.

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

        Also, most of the states in which we operate have adopted anti-kickback laws, many of which apply more broadly to all third-party payors, not just to federal healthcare programs. Many of the state laws do not have regulatory safe harbors comparable to the federal provisions and have only rarely been interpreted by the courts or other governmental agencies. If our arrangements were found to violate any of these anti-kickback laws, we could be subject to significant civil and criminal penalties that could adversely affect our business.

If physician self-referral laws are interpreted differently or if other legislative restrictions are issued, we could incur significant sanctions and loss of reimbursement revenues.

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

        The Department of Health and Human Services issued a portion of the Stark II final rule, which it called "Phase I," on January 4, 2001. The Phase I regulations, which generally took effect on January 4, 2002, address some of the ownership and investment interest exceptions and compensation arrangement exceptions found in the Stark Law. Phase II of the final rule will address, among other things, any comments made in response to the Phase I final rule, the remaining ownership and investment interest exceptions and compensation arrangement exceptions, the reporting requirements, sanctions and the Stark Law's application to the Medicaid program. It is not known when the Phase II final rule will be issued. Under current regulations interpreting Stark I and under the Phase I regulations, services that would otherwise constitute designated health services, but that are paid by Medicare as part of the surgery center payment rate, are not designated health services for purposes of the Stark Law.

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

        In Spain, there is legislation that prohibits physicians who have contracted with the Spanish public healthcare system on an exclusive basis from rendering services in a private hospital. Spanish legislation also prohibits physicians rendering services within the Spanish public healthcare system on a non-exclusive basis from rendering services to Spanish public healthcare system patients in private hospitals such as ours. Violations of these laws could result in administrative fines and termination of our alliance with the Spanish public healthcare system. If the physicians who use our Spanish facilities violate these regulations and their or our contracts are terminated with the Spanish public healthcare system, preventing them from continuing to use our facilities, we could experience a significant loss of revenues in Spain.

Companies within the healthcare industry continue to be the subject of federal and state investigations, which increases the risk that we may become subject to investigations in the future.

        Both federal and state government agencies, as well as private payors, have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations. These investigations relate to a wide variety of topics, including the following:

  •
  cost reporting and billing practices;

  •
  quality of care;

  •
  financial relationships with referral sources; and

  •
  medical necessity of services provided.

        In addition, the Office of the Inspector General of the Department of Health and Human Services and the Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Moreover, another trend impacting healthcare providers is the increased use of the federal False Claims Act, particularly by individuals who bring actions under that law. Such "qui tam" or "whistleblower" actions allow private individuals to bring actions on behalf of the government alleging that a healthcare provider has defrauded the federal government. If the government intervenes and prevails in the action, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil monetary penalties of between $5,500 and $11,000 for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may pursue the action independently. Additionally, some states have adopted similar whistleblower and false claims provisions. Although companies in the healthcare industry have been, and may continue to be, subject to qui tam actions, we are unable to predict the impact of such actions on our business, financial position or results of operations.

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

At this time, we are not aware of any regulatory amendments or proposed changes that would trigger this obligation. Some of our limited partnership and limited liability company agreements allow us to use shares of our common stock as consideration for the purchase of a physician's ownership interest. The use of shares of our common stock for that purpose would dilute the ownership interests of our common stockholders. In the event that we are required to purchase all of the physicians' ownership interests and our common stock does not maintain a sufficient valuation, we could be required to use our cash resources for the acquisitions, the total cost of which we estimate to be up to $100.0 million. The creation of these obligations and the possible termination of our affiliation with these physicians could have a material adverse effect on us.

If we become subject to significant legal actions, we could be subject to substantial uninsured liabilities.

        In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. We do not employ any of the physicians who conduct surgical procedures at our facilities and the governing documents of each of our surgery centers require physicians who conduct surgical procedures at our surgery centers to maintain stated amounts of insurance. Additionally, to protect us from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe to be appropriate for our operations. If we become subject to claims, however, our insurance coverage may not cover all claims against us or continue to be available at a cost allowing us to maintain adequate levels of insurance. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, we could be adversely affected.

If we are unable to effectively compete for physicians, strategic relationships, acquisitions and managed care contracts, our business could be adversely affected.

        The healthcare business is highly competitive. We compete with other healthcare providers, primarily hospitals, in recruiting physicians and contracting with managed care payors in each of our markets. In Spain and the United Kingdom, we also compete with these countries' national health systems in recruiting healthcare professionals. There are major unaffiliated hospitals in each market in which we operate. These hospitals have established relationships with physicians and payors. In addition, other companies either are currently in the same or similar business of developing, acquiring and operating surgery centers and private surgical hospitals or may decide to enter our business. Many of these companies have greater financial, research, marketing and staff resources than we do. We may also compete with some of these companies for entry into strategic relationships with not-for-profit healthcare systems and healthcare professionals. If we are unable to compete effectively with any of these entities, we may be unable to implement our business strategies successfully and our business could be adversely affected.

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

        Our ownership interests in surgery centers and private surgical hospitals generally are held through limited partnerships, limited liability partnerships or limited liability companies. We typically maintain an interest in a limited partnership, limited liability partnership or limited liability company in which physicians or physician practice groups hold limited partnership, limited liability partnership or membership interests. As general partner or manager of these entities, we may have a special responsibility, known as a fiduciary duty, to manage these entities in the best interests of the other interest holders. We also have a duty to operate our business for the benefit of our stockholders. As a result, we may encounter conflicts between our responsibility to the other interest holders and our responsibility to our stockholders. For example, we have entered into management agreements to provide management services to all but one of our domestic surgery centers in exchange for a fee. Disputes may arise as to the nature of the services to be provided or the amount of the fee to be paid. In these cases, we are obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests or the interests of our stockholders. Disputes may also arise between us and our affiliated physicians with respect to a particular business decision or regarding the interpretation of the provisions of the applicable limited partnership agreement or limited liability company agreement. If we are unable to resolve a dispute on terms favorable or satisfactory to us, our business may be adversely affected.

We do not have exclusive control over the distribution of revenues from some of our domestic operating entities and may be unable to cause all or a portion of the revenues of these entities to be distributed.

        All of the domestic surgery centers in which we have ownership interests are limited partnerships, limited liability partnerships or limited liability companies in which we own, directly or indirectly, general partnership or managing member interests. Our limited partnership, limited liability partnership and limited liability company agreements, which are typically with the physicians who perform procedures at our surgery centers, usually provide for the quarterly distribution of net revenues from operations, less amounts used for expenses and working capital. We generally control the entities that function as the general partner of the limited partnerships or the managing member of the limited liability companies through which we conduct operations. However, we do not have exclusive control in some instances over the amount of net revenues distributed from some of our operating entities. If we are unable to cause sufficient revenues to be distributed from one or more of these entities, our relationships with the physicians who have an interest in these entities may be damaged and we could be adversely affected. We may not be able to resolve favorably any dispute regarding revenue distribution or other matters with a healthcare system with which we share control of one of these entities. Further, the failure to resolve a dispute with these healthcare systems could cause the entity we jointly control to be dissolved.

Because affiliated stockholders together own a large percentage of our common stock, they are able to exert significant influence over all matters submitted to our stockholders for approval, regardless of the preferences of our other stockholders.

        Our officers, directors and affiliated entities together own approximately 20% of our outstanding common stock. Accordingly, these stockholders are able to exert significant influence over:

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

  •
  prohibit our stockholders from acting by written consent without the approval of our board of directors;

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

Item 3. Legal Proceedings

        We have been named as a defendant in a lawsuit filed by former shareholders of Surgicoe Corporation, which we acquired in March 2002. The suit alleges that we failed to discharge certain post-closing obligations under the acquisition agreement. We believe that the suit is wholly without merit, and we intend to vigorously defend the suit. In addition, from time to time, we may be named as a party to legal claims and proceedings in the ordinary course of business. We are not aware of any other claims or proceedings against us or our subsidiaries that might have a material adverse impact on us.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Market for Common Stock.    Our common stock has traded on the Nasdaq National Market under the symbol "USPI" since June 8, 2001. As of March 15, 2003, there were approximately 284 record holders of our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Year Ended December 31, 2001:
Second Quarter	$24.00	$17.07
Third Quarter	25.15	18.00
Fourth Quarter	21.15	15.55
Year Ended December 31, 2002:
First Quarter	$23.20	$16.50
Second Quarter	33.38	22.52
Third Quarter	32.32	21.15
Fourth Quarter	24.35	13.65

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

  •
  other factors our board deems relevant.

        Our credit facilities and the indenture governing the senior subordinated notes of our wholly owned finance subsidiary, United Surgical Partners Holdings, Inc., currently place restrictions on our ability to pay cash dividends on our common stock.

        Recent Sales of Unregistered Securities.    The following information relates to all securities issued or sold by us in 2002, as adjusted to reflect our one for three reverse stock split completed on June 7, 2001, that were not registered under the Securities Act. Each of the transactions described below was conducted in reliance upon the exemptions from registration provided in Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

        On June 30, 2002, the Company issued 3,150 shares of common stock to Calvin R. Dyer in connection with his execution of an affiliation agreement with the Company.

        On June 30, 2002, the Company issued 2,812 shares of common stock to Robert A. Fada in connection with his execution of an affiliation agreement with the Company.

        On June 30, 2002, the Company issued 2,974 shares of common stock to Eduardo J. Olmedo in connection with his execution of an affiliation agreement with the Company.

        On June 30, 2002, the Company issued 3,894 shares of common stock to South Atlanta Orthopedic & Hand Surgery, P.C. in connection with its execution of an affiliation agreement with the Company.

        On June 30, 2002, the Company issued 1,087 shares of common stock to Jeffrey A. Uzzle in connection with his execution of an affiliation agreement with the Company.

        On August 12, 2002, the Company issued 2,830 shares of common stock to Dale R. Allen in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On August 12, 2002, the Company issued 1,617 shares of common stock to T. Bradley Benedict in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On August 12, 2002, the Company issued 2,830 shares of common stock to Joseph M. Berman in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On August 12, 2002, the Company issued 2,830 shares of common stock to Anthony Brentlinger in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On August 12, 2002, the Company issued 2,830 shares of common stock to Jeffrey D. Carter in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On August 12, 2002, the Company issued 2,830 shares of common stock to Jim Hillard in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On August 12, 2002, the Company issued 1,617 shares of common stock to John W. Landry in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On August 12, 2002, the Company issued 1,617 shares of common stock to John W. Loudermilk in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On August 12, 2002, the Company issued 2,830 shares of common stock to Michael L. Mycoskie in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On August 12, 2002, the Company issued 2,830 shares of common stock to Philip J. Mycoskie in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On August 12, 2002, the Company issued 862 shares of common stock to Luat T. Nguyen in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On August 12, 2002, the Company issued 2,830 shares of common stock to Paul Phillips in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On August 12, 2002, the Company issued 1,617 shares of common stock to James Pyland in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On August 12, 2002, the Company issued 1,617 shares of common stock to James Pollifrone in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On August 12, 2002, the Company issued 2,830 shares of common stock to Jay Pond in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On November 30, 2002, the Company issued 539 shares of common stock to Joseph T. Southerland in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On August 31, 2002, the Company issued 269 shares of common stock to Howard A. Stein in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On August 12, 2002, the Company issued 862 shares of common stock to Stuart Thomas in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On August 12, 2002, the Company issued 1,617 shares of common stock to William Valentine in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On August 12, 2002, the Company issued 2,830 shares of common stock to Mark Woolf in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On October 1, 2002, the Company issued 978 shares of common stock to Jon E. Minter in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On October 1, 2002, the Company issued 1,748 shares of common stock to Raymond C. Hui in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On October 1, 2002, the Company issued 1,748 shares of common stock to Michael T. Casey in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On October 1, 2002, the Company issued 2,103 shares of common stock to David B. Hahn in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On October 1, 2002, the Company issued 1,093 shares of common stock to Peter B. Harvey in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

        On October 1, 2002, the Company issued 862 shares of common stock to Michael A. Milek in connection with the Company's acquisition of an interest in Arlington Surgicare Partners, Ltd.

Item 6. Selected Consolidated Financial Data

        The selected consolidated statement of operations data set forth below for the period from February 27, 1998 (inception) through December 31, 1998 and the years ended December 31, 1999, 2000, 2001 and 2002, and the consolidated balance sheet data at December 31, 1998, 1999, 2000, 2001, and 2002 are derived from our consolidated financial statements, which have been audited by KPMG LLP, independent auditors.

        The historical results presented below are not necessarily indicative of results to be expected for any future period. The comparability of the financial and other data included in the table is affected by our loss on early retirement of debt in 2001, our impairment of investment securities in 2002, our acquisition of OrthoLink on February 12, 2001 and of Aspen Healthcare Holdings Limited on April 6, 2000 as well as other acquisitions completed since our inception. For a more detailed explanation of this financial data, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

	Period from February 27, 1998 (inception) through December 31, 1998	Years Ended December 31,
		1999	2000	2001(a)	2002
	(In Thousands, Except Per Share and Facility Data)
Consolidated Statement of Operations Data:
Total revenues	$20,572	$70,413	$138,408	$244,368	$342,386
Operating expenses excluding depreciation and amortization	22,788	65,635	116,621	184,478	244,827
Depreciation and amortization	2,015	7,875	14,138	26,116	26,530

Operating income (loss)	(4,231)	(3,097)	7,649	33,774	71,029
Other income (expense):
Interest income	722	329	912	852	792
Interest expense	(497)	(3,145)	(12,540)	(18,120)	(25,721)
Loss on early retirement of debt	—	—	—	(7,466)	—
Impairment of investment securities	—	—	—	—	(1,057)
Other	(246)	(362)	(782)	146	(151)

Income (loss) before minority interest	(4,252)	(6,275)	(4,761)	9,186	44,892
Minority interest in (income) loss of consolidated subsidiaries	23	(118)	(2,332)	(7,558)	(14,846)
Income tax (expense) benefit	301	(451)	(1,070)	1,122	(10,446)

Net income (loss)	(3,928)	(6,844)	(8,163)	2,750	19,600

Net income (loss) attributable to common stockholders(b)	$(4,356)	$(8,540)	$(14,134)	$66	$19,600
Share Data:
Net income (loss) attributable to common stockholders:
Basic earnings (loss) per share:	$(1.29)	$(1.17)	$(1.80)	—	$0.79
Diluted earnings (loss) per share:	$(1.29)	$(1.17)	$(1.80)	—	$0.75
Weighted average number of common shares:
Basic	3,366	7,308	7,850	18,380	24,925
Diluted	3,366	7,308	7,850	19,291	26,056
Other Data:
Number of facilities operated as of the end of period	16	28	33	49	64
EBITDA(c)	$(2,216)	$4,778	$21,787	$59,890	$97,559
EBITDA less minority interests(c)	(2,193)	4,660	19,455	52,332	82,713
Cash flows from operating activities	621	4,190	11,002	40,857	59,205

	As of December 31,
	1998	1999	2000	2001	2002
	(Dollars in Thousands)
Consolidated Balance Sheet Data:
Working capital	$18,490	$10,461	$(58,213)	$40,285	$51,412
Cash and cash equivalents	4,965	3,817	3,451	33,881	47,571
Total assets	124,792	176,703	330,396	556,857	727,285
Total debt	11,675	72,684	187,767	238,681	276,703
Redeemable preferred stock	34,344	36,040	32,819	—	—
Total stockholders' equity	52,103	36,571	48,797	226,527	322,261

(a)
Reflects the reclassification of a $7.5 million loss on early extinguishment of debt from extraordinary items to other expense and provision for income taxes, reflecting our adoption, as of December 31, 2002, of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145).

(b)
Includes preferred stock dividends of $428, $1,696, $5,971, $2,684 and $-0- for the period from February 27, 1998 (inception) through December 31, 1998 and the years ended December 31, 1999, 2000, 2001 and 2002, respectively. No common stock dividends were declared or paid in any period.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this report.

Overview

        We operate surgery centers and private surgical hospitals in the United States and Western Europe. As of December 31, 2002, we operated 64 facilities, consisting of 54 in the United States, eight in Spain, and two in the United Kingdom. Of the 54 U.S. facilities, 26 are jointly owned with ten major not-for-profit healthcare systems. Overall, as of December 31, 2002, we held ownership interests in 61 of the facilities and operated the remaining three facilities, all in the United States, under management contracts.

        For the year ended December 31, 1999, our first full year in operation, we generated $70.4 million of revenues, a $3.1 million operating loss and $4.7 million of EBITDA less minority interest. For the year ended December 31, 2002, our revenues had grown to $342.4 million, we generated $71.0 million of operating income and our EBITDA less minority interests had grown to $82.7 million.

Critical Accounting Policies

        Our management is required to make certain estimates and assumptions during the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Certain of our accounting policies and estimates have a more significant impact on our financial statements than others, due to the size of the underlying financial statement elements.

  Consolidation

        Our determination of the appropriate consolidation method to follow with respect to our investments in subsidiaries and affiliates is based on the amount of control we have, combined with our ownership level, in the underlying entity. Our consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other subsidiaries over which we have control. Our investments in subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control (including subsidiaries where we have less than 20% ownership) are accounted for on the equity method. All of our other investments are accounted for on the cost method.

        Accounting for an investment as either consolidated versus equity method generally has no impact on our net income or stockholders' equity in any accounting period, but does impact individual income statement and balance sheet balances, as consolidation effectively grosses up our income statement and balance sheet. However, if control or influence aspects of an equity method investment were different, it could result in us being required to account for an investment by consolidation or using the cost method. Under the cost method, the investor only records its share of the underlying entity's earnings to the extent that it received dividends or distributions from the investee. Under the cost method, the investor does not record its share of income or losses of the investee. Conversely, under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity's net income or loss based on its ownership percentage. At December 31, 2002, $0.3 million of the Company's total investment in unconsolidated affiliates of $18.7 million relates to investments that are accounted for using the cost method and the remaining $18.4 million represents investments in unconsolidated affiliates accounted for using the equity method.

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

  •
  The seller's price to the buyer is fixed and determinable; and

  •
  Collectibility is reasonably assured.

Our revenue recognition policies are consistent with these criteria. Our revenues that are subject to the most judgment are those patient service revenues that are not generated under contracted or government mandated fee schedules or discount arrangements. Approximately 14% of our net revenues for the year ended December 31, 2002 were generated by noncontracted and nongovernment payors. The allowances that we record for these revenues are based on our best estimates of expected actual reimbursement based primarily on historical collections for similar transactions.

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

  Intangible Assets

        Beginning January 1, 2002, we also consider our accounting policy regarding intangible assets to be a critical accounting policy given the significance of intangible assets as compared to our total assets and the recent changes in accounting for intangible assets required under Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS No. 142), which was issued by the Financial Accounting Standards Board on July 20, 2001 and was adopted by us as of January 1, 2002. SFAS No. 142 requires the cessation of amortization of goodwill and identifiable intangible assets which do not have finite lives and requires that all intangible assets be tested for impairment at least annually. We adopted this standard on January 1, 2002, which did not result in impairment in any of our reporting units, which we determined to be at our operating segment (country) level.

Acquisitions, Equity Investments and Development Projects

        In March 2003, we acquired a surgical hospital in Marbella, Spain, for approximately $9.2 million in cash. In addition, we agreed to pay up to an additional total of $4.8 million to the sellers, depending on the resolution of certain contingencies over the next four years.

        During 2002, four surgery centers and two private surgical hospitals developed by us in the United States opened and began performing cases.

        In December 2002, we acquired an additional 29% of a surgery center in Torrance, California, in which we had previously been a minority owner, for $9.3 million in cash, bringing our total ownership in the facility to 63% and triggering our consolidation of the facility in our financial statements.

        In October 2002, we acquired an 80% interest in a surgery center in Lyndhurst, Ohio, for $8.1 million in cash.

        In August 2002, with an effective date of July 1, 2002, we acquired an additional 35% interest in a surgery center in Arlington, Texas (Arlington) for total consideration of $8.0 million, consisting of $6.9 million in cash and $1.1 million of our common stock, bringing our total ownership interest in the center to 45%. Because we own a majority of a subsidiary that owns a majority of the surgery center and maintains effective control through this ownership interest and through our operation of the center pursuant to a management contract, we consolidated the results of Arlington's operations in our financial statements.

        In June 2002, we acquired a 57% interest in a surgery center in Middleburg Heights, Ohio, a suburb of Cleveland, for $2.1 million in cash.

        In May 2002, we acquired a 67% interest in a surgery center in Corpus Christi, Texas for $10.8 million in cash.

        In March 2002, we acquired SURGICOE Corporation, which owns, manages, and develops surgical facilities in Georgia, Oklahoma, and Texas. We paid the shareholders of SURGICOE approximately $5.3 million in cash. The terms of the agreement provide for us to make additional payments in the future should certain facilities, including some that are operational and some that are currently under development, meet specified performance targets.

        In February 2002, we acquired a surgical hospital in Murcia, Spain, for total consideration of approximately $8.2 million in cash (of which $7.5 million was paid upon the consummation of the acquisition and $0.7 million will be paid on the first anniversary of the consummation of the acquisition) and approximately $12.6 million in assumed capital lease obligations.

        We also engage in investing transactions that are not business combinations, consisting primarily of purchases and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the year ended December 31, 2002, these transactions resulted in net cash outflows of $12.4 million. The most notable transactions were acquisitions of noncontrolling interests in surgery centers in the following markets: Austintown, Ohio, the first of three centers we began operating in northern Ohio in 2002; Destin, Florida, which is our third center in Florida; East Brunswick, New Jersey, through a newly formed joint venture with Robert Wood Johnson University Hospital; and Atlanta, Georgia, where we increased our existing ownership in one of the six facilities we operate in Georgia.

        During the fourth quarter of 2001, we acquired ownership interests in four surgery centers through separate transactions, expanding to three additional markets in the U.S. In October 2001, we acquired a 66% interest in a surgical facility in Sarasota, Florida for a total consideration of approximately $3.4 million in cash and approximately $1.3 million in assumed debt. During November 2001, we completed two acquisitions:(1) an 80% interest in a surgical facility in West Covina, California (Los Angeles area) for a total consideration of approximately $10.8 million in cash and approximately $1.2 million in assumed debt and (2) an 83% interest in a surgical facility in Fredericksburg, Virginia, for a total consideration of approximately $6.3 million in cash, a warrant to acquire 25,000 shares of our common stock at a price equal to approximately $16.45 per share and approximately $700,000 in assumed debt. In December 2001, we expanded our presence in the Los Angeles area by acquiring a 35% interest in a surgical facility in Torrance, California for a total consideration of approximately $11.0 million.

        During July 2001, we acquired a controlling interest in a surgery center in Fort Worth, Texas for approximately $14.0 million in cash. We had previously operated this surgery center under a management contract. In addition, in July and August 2001, we opened newly developed surgery centers in Knoxville, Tennessee, and Lawrenceville, Georgia.

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

        In April 2000, we acquired 100% of the outstanding common stock of Aspen Healthcare Holdings Limited that owns and operates two private surgical hospitals in England. We paid approximately $89.2 million in cash for that acquisition, approximately $54.0 million of which we borrowed under a credit agreement denominated in British pounds with a commercial lender. Additionally, during 2000, we acquired two hospitals and a radiology center in Madrid, Spain through three separate transactions. We paid approximately $32.2 million for these three acquisitions. Also, during 2000, we opened two newly developed surgery centers in the United States.

Sources of Revenue

        Revenues primarily include:

  •
  net patient service revenue for the facilities that we consolidate for financial reporting purposes, which are typically those in which we have ownership interests of greater than 50% or otherwise maintain effective control;

  •
  management and administrative services revenue earned from management contracts, whereby we manage the operations of surgical facilities in which we have varying levels of ownership, and from contracts to provide consulting and specific administrative services to physicians. Management services revenue and expenses earned from and incurred by facilities that we consolidate for financial reporting purposes are eliminated in consolidation and therefore not included in management services revenue or operating expenses in our consolidated statements of operations and accordingly have no impact on consolidated net income; and

  •
  our share of the net income or loss of the unconsolidated facilities that we account for under the equity method of accounting. These amounts are included in revenues as these operations are central to our business strategy. Through our contracts to manage these facilities, we have an active role in their operations. The level of our corporate resources devoted to fulfilling these responsibilities is significant and generally equal to that devoted to the operations of the facilities we consolidate for financial reporting purposes.

        The following table summarizes our revenues by type and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2000	2001	2002
Net patient service revenue	96%	86%	87%
Management and administrative services revenue	2	11	9
Equity in earnings of unconsolidated affiliates	1	2	3
Other income	1	1	1

Total revenue	100%	100%	100%

        The percentage of our total revenues attributable to management and administrative services decreased to 9% for the year ended December 31, 2002 from 11% for 2001 primarily as a result of the additional net patient service revenue resulting from our acquiring controlling interests in surgical facilities during 2001 and 2002. This percentage had increased to 11% for the year ended December 31, 2001 from 2% for 2000 primarily as a result of the additional management and administrative services associated with managing unconsolidated facilities and service agreements added by the acquisition of OrthoLink in February 2001. Our management and administrative services revenues are earned from the following types of activities:

	Year ended December 31,
	2000	2001	2002
Management of surgical facilities	$2,158	$5,594	$9,556
Consulting and other services provided to physicians and related entities	—	20,555	21,682

Total management and administrative service revenues	$2,158	$26,149	$31,238

        The majority of our management and administrative services revenue earned from providing services to physicians and related entities resulted from our acquisition of OrthoLink Physicians

Corporation (OrthoLink) February 12, 2001. Our results for the year ended December 30, 2001 include only ten and one-half months of OrthoLink operations.

        The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Year ended December 31,
	2000	2001	2002
Total revenues	$33,387	$84,278	$141,166
Depreciation and amortization	2,730	4,552	7,189
Operating income	3,669	23,733	41,913
Interest expense, net	1,059	1,974	4,077
Net income	2,656	21,371	37,279
Long-term debt	11,780	27,264	66,596
USPI's equity in earnings of unconsolidated affiliates	844	5,879	9,454
USPI's implied weighted average ownership percentage based on affiliates' net income(1)	31.8%	27.5%	25.4%
USPI's implied weighted average ownership percentage based on affiliates' debt(2)	32.5%	23.2%	25.6%
Unconsolidated facilities operated at period end	9	17	26

(1)
Our weighted average percentage ownership in our unconsolidated affiliates calculated based on USPI's equity in earnings of unconsolidated affiliates divided by the total net income of the affiliates for each respective year.
(2)
Our weighted average percentage ownership in our unconsolidated affiliates calculated based on the total debt of each affiliate multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective year.

        For the year ended December 31, 2002, approximately 60% of our revenues were generated from operations in the United Stated and 40% from Western Europe. For 2001 and 2000, these percentages were 55% and 39% for the United States and 45% and 61% for Western Europe, respectively. The increase in the percentage of our revenues generated in the United States and corresponding decrease in Western Europe resulted from focusing our development and acquisition activities primarily in the United States during 2001 and 2002.

Results of Operations

        The following table summarizes certain statements of operations items expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	1999	2000	2001	2002
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	93.2	84.3	75.5	71.5

EBITDA	6.8	15.7	24.5	28.5
Minority interest in income of consolidated subsidiaries	0.2	1.7	3.1	4.3
Depreciation and amortization	11.2	10.2	10.7	7.7
Interest and other expense, net	4.5	9.0	10.0 (a)	7.7

Income (loss) before income taxes	(9.1)	(5.2)	0.7	8.8
Income tax (expense) benefit	(0.6)	(0.7)	0.4	(3.1)

Net income (loss)	(9.7)%	(5.9)%	1.1%	5.7%

(a)
Reflects a reclassification of a loss on early retirement of debt that was classified as an extraordinary item in 2001, but has been reclassified to interest and other expense, net in this presentation, reflecting our adoption of SFAS No. 145.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Revenues increased by $98.0 million, or 40%, to $342.4 million for the year ended December 31, 2002 from $244.4 million for the year ended December 31, 2001. Of this increase, $52.8 million was contributed by facilities acquired or opened since December 31, 2000. The U.S. dollar was weaker relative to the Eurodollar and the British pound during the year ended December 31, 2002 as compared to the same period in the prior year, resulting in a positive impact of $6.1 million on year over year revenues for the facilities in Western Europe that we owned in both 2002 and 2001 ("same store" facilities). Absent this foreign exchange impact, same store facilities in Western Europe contributed $11.6 million more to consolidated revenue in the year ended December 31, 2002 as compared to the same period in 2001. The remaining increase in revenues was contributed principally by same store U.S. facilities, which performed approximately 17% more cases during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

        Operating expenses, excluding depreciation and amortization, increased by $60.3 million, or 33%, to $244.8 million for the year ended December 31, 2002 from $184.5 million for the year ended December 31, 2001. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 71.5% from 75.5%, primarily as a result of increasing revenue base, operating efficiencies at our facilities and improved economies of scale as we expanded.

        EBITDA less minority interest increased $30.4 million, or 58%, to $82.7 million for the year ended December 31, 2002 from $52.3 million for the year ended December 31, 2001. Of this increase in EBITDA less minority interest, $14.9 million was contributed by facilities acquired or opened since December 31, 2000. EBITDA less minority interest, as a percentage of revenues, increased to 24.2% for the year ended December 31, 2002 from 21.4% for the year ended December 31, 2001, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue.

        Depreciation and amortization increased $0.4 million, or 2%, to $26.5 million for the year ended December 31, 2002 from $26.1 million for the year ended December 31, 2001. This amount remained virtually constant because the reduction in expense resulting from the cessation of goodwill amortization required under SFAS No. 142 largely offset the additional depreciation on tangible assets acquired through acquisitions. Depreciation and amortization as a percentage of revenues decreased to 7.7% for the year ended December 31, 2002 from 10.7% for the year ended December 31, 2001 due to our increased revenue.

        Interest expense, net of interest income, increased $7.6 million, or 44%, to $24.9 million for the year ended December 31, 2002 from $17.3 million for the year ended December 31, 2001, primarily as a result of higher levels of outstanding debt during the year ended December 31, 2002 than during the prior year period. We used a portion of the proceeds of our two public offerings of common stock to repay senior and subordinated indebtedness in June 2001 and have incurred debt to fund a portion of our acquisition and development program since that time.

        Other expense, net of other income decreased $6.1 million, or 83%, to $1.2 million for the year ended December 31, 2002 from $7.3 million for the year ended December 31, 2001, primarily due to the $7.5 million loss on early retirement of debt recorded in 2001 being so much larger than the $1.1 million impairment of investment securities recorded in 2002.

        Provision for income taxes was a net expense of $10.4 million, representing an effective tax rate of 35%, for the year ended December 31, 2002, compared to a net benefit of $1.1 million, representing a negative effective tax rate of 69%, for the year ended December 31, 2001. The increase in our actual provision for income taxes and in our overall effective tax rate primarily results from our accruing no net federal tax expense related to U.S. operations prior to January 1, 2002, at which time we began accruing taxes at rates approximating statutory rates. We utilized net operating loss carryforwards (NOLs) to offset current period income as our U.S. operations achieved profitability for the first time during 2001, and during the fourth quarter of 2001 we fully recognized the benefit of all U.S. NOLs generated during our initial years of operations.

        Net income was $19.6 million for the year ended December 31, 2002 compared to $2.8 million for the year ended December 31, 2001. This $16.8 million improvement results primarily from the increased revenues and improved economies of scale related to expenses discussed above.

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

        Other expense, net of other income, increased $6.5 million to $7.3 million for the year ended December 31, 2001 from $0.8 million for 2001, primarily as a result of our recording a $7.5 million loss on early retirement of debt in 2001, as a result of the early termination of our credit facility in Spain and the retirement of the Senior Subordinated Notes of USP Domestic Holdings, Inc., one of our wholly-owned subsidiaries, using the proceeds of our $150 million senior subordinated debt offering. The items included in the loss consisted primarily of unamortized debt issuance costs of the Spain credit facility and unamortized discount related to the Senior Subordinated Notes.

        Provision for income taxes was a benefit of $1.1 million for the year ended December 31, 2001 and expense of $1.1 million for 2000. Our tax provision for both years consists primarily of taxes on income generated in the U.K., Spanish taxes on the income of entities that were not eligible for inclusion in the consolidated tax group in that country and state income taxes in the U.S. As of December 31, 2001, the benefit of essentially all U.S. net operating losses that were not subject to significant change in control limitations have been recognized in our financial statements, resulting in a net tax benefit for 2001, and we expect our effective tax rate in future periods will more closely approximate statutory rates.

        Net income was $2.7 million for the year December 31, 2001 as compared to a net loss of $8.2 million for 2000. This $10.9 million improvement primarily results from the increased revenues and improved economies of scale related to expenses discussed above.

Liquidity and Capital Resources

        During November 2002, we entered into a second amended and restated credit facility with a group of commercial lenders providing us with the ability to borrow up to $115.0 million for acquisitions and general corporate purposes in the United States and Spain or for any new subsidiary that becomes a guarantor of the facility. A total of $15.0 million of borrowings under the facility may be used by subsidiaries that are not guarantors, including subsidiaries in the United Kingdom. Borrowings under our second amended and restated credit facility mature on November 7, 2005. As of December 31, 2002, no amounts were outstanding under this facility and $39.0 million was available for borrowing based on actual reported consolidated financial results. Maximum availability under the facility is based upon pro forma EBITDA including EBITDA from acquired entities. Assuming historical purchase multiples of annual EBITDA of potential acquisition targets, approximately $84.0 million would be available for borrowing to finance acquisitions as of December 31, 2002, of which none was drawn at December 31, 2002. Our second amended and restated credit facility agreement and the indenture governing our Senior Subordinated Notes contain various restrictive covenants including covenants that limit our ability and the ability of certain of our subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock.

        In October 2002, we received, after offering costs of approximately $4.0 million, net proceeds of approximately $49.1 million from an offering of 2.415 million shares of our common stock, which included 315,000 shares attributable to the underwriters' exercise of their over-allotment option. Net proceeds were used as follows:

  •
  To repay the $14.2 million balance then outstanding under our primary credit agreement.

  •
  To acquire an 80% interest in a surgery center in Lyndhurst, Ohio, for $8.1 million in cash.

  •
  To acquire an additional 25% interest in surgery center in Atlanta, Georgia, in which we already held a 15% interest, for $4.0 million in cash.

  •
  To acquire an additional 29% interest in a surgery center in Torrance, California, in which we already held a 34% interest, for $9.3 million in cash.

  •
  The remaining net proceeds have been and will be used for other acquisitions, development of new facilities and general corporate purposes.

        During the year ended December 31, 2002, we generated $59.2 million of cash flows from operations as compared to $40.9 million during 2001 and $11.0 million during 2000. During the year ended December 31, 2002, our net cash required for investing activities was $91.5 million, consisting primarily of $62.4 million for the purchase of businesses and $30.1 million for the purchase of property and equipment. The $62.4 million primarily represents purchases of new businesses, net of cash received, and incremental investments in unconsolidated affiliates. The most significant of these transactions were the $10.8 million paid for the surgery center in Corpus Christi, Texas, the $8.1 million paid to acquire the surgery center in Lyndhurst, Ohio, the $9.3 million paid to acquire the additional interest in the surgery center in Torrance, California, the $7.5 million paid for the surgical hospital in Murcia, Spain, the $6.9 million paid to acquire the additional interest in the surgery center in Arlington, Texas, and the $5.3 million paid to acquire Surgicoe. Approximately $12.0 million of the property and equipment purchases related to ongoing development projects, and the remaining $18.1 million primarily represents purchases of equipment at existing facilities. The $91.5 million of cash required for investing activities was funded with the cash flows from operations noted above and borrowings under our credit facilities, which were subsequently repaid with the proceeds from our stock offering. Net cash provided during the year ended December 31, 2002 by financing activities totaled $45.4 million and resulted primarily from proceeds of a stock offering. Cash and cash equivalents were $47.6 million at December 31, 2002 as compared to $33.9 million at December 31, 2001 and net working capital was $51.4 million at December 31, 2002 as compared to $40.3 million in the prior year.

        The credit agreement in the United Kingdom provides for total borrowings of £42.0 million (approximately $67.6 million as of December 31, 2002) under three separate facilities. At December 31, 2002, total outstanding borrowings under this credit agreement were approximately $53.7 million and approximately $3.0 million was available for borrowings.. Borrowings under the United Kingdom credit facility bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. We pledged the capital stock of our U.K. subsidiaries to secure borrowings under the United Kingdom credit facility. We were in compliance with all covenants under our credit agreements as of December 31, 2002.

        Our obligations under debt and lease contracts as of December 31, 2002 may be summarized as follows:

	Payments Due by Period (In Thousands)
Contractual Cash Obligations	Total	Within 1 year	1 to 3 years	4 to 5 years	Beyond 5 years
Long term debt:
Senior Subordinated Notes	$148,910	$—	$—	$—	$148,910
U.S. Credit Facility	—	—	—	—	—
U.K. Credit Facility	53,724	2,414	6,745	10,784	33,781
Loans from former owners of subsidiaries	1,719	832	876	11	—
Other Debt at operating subsidiaries	7,332	2,557	3,564	1,191	20
Capitalized lease obligations:
U.S. operating subsidiaries	29,018	6,151	8,914	2,006	11,947
Western Europe operating subsidiaries	36,000	1,178	1,895	1,144	31,783
Operating lease obligations:
U.S. operating subsidiaries	51,540	6,445	11,913	10,801	22,381
Western Europe operating subsidiaries	8,495	1,245	1,841	1,576	3,833

Total contractual cash obligations	$336,738	$20,822	$35,748	$27,513	$252,655

        Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $74.8 million at December 31, 2002, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary's amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 84.5% at December 31, 2002. Additionally, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements. At December 31, 2002, the total obligations of these unconsolidated affiliates under debt and capital lease obligations was approximately $66.6 million. Our average percentage ownership, weighted based on the individual affiliate's amount of debt and capitalized lease obligations, of these unconsolidated affiliates was 25.6% at December 31, 2002. USPI or one of its wholly owned subsidiaries had collectively guaranteed $9.0 million of the $66.6 million in total debt and capital lease obligations of our unconsolidated affiliates as of December 31, 2002.

        These unconsolidated affiliates are limited partnerships, limited liability partnerships or limited liability companies that own operational surgical facilities or surgical facilities that are under development. None of these affiliates provide financing, liquidity, or market or credit risk support for us. They also do not engage in leasing, hedging, research and development services with us. Moreover, we do not believe that they expose us to any of their liabilities that are not otherwise reflected in our consolidated financial statements. We are not obligated to fund losses or otherwise provide additional funding to these affiliates other than as we determine to be economically required in order to successfully implement our development plans.

        Currently, USPI and its affiliates have one surgery center and one private surgical hospital under construction and two additional surgery centers in the planning stage in the United States. A typical surgery center costs from $5.0 to $6.0 million to develop, including construction, equipment and initial operating losses. These costs vary depending on the range of specialties that will be undertaken at the facility. Our affiliates have budgeted an average of $4.8 million for development costs for each of the three surgery center projects and approximately $21.5 million for the surgical hospital project. For the surgical facilities where construction has begun, equity contributions have been made, including those required of USPI, and external financing has been put in place at the unconsolidated affiliate and no additional financing needs are anticipated. Development costs are typically funded with approximately 50% debt at the entity level with the remainder provided as equity from the owners of the entity.

        In addition to the current development projects in the United States, our Parkside Hospital in London is developing a cancer treatment center that is expected to become operational during the second quarter of 2003. The remaining costs of this project are estimated to be approximately £4.0 ($6.4 million), which we anticipate funding with borrowings under our credit facilities and cash flows from operations.

        Our acquisition and development program will require substantial capital resources, which we estimate to range from $35.0 million to $50.0 million per year over the next three years, including an estimated $3.5 million related to additional consideration to the sellers of acquired facilities based upon those facilities achieving certain financial targets. In addition, the operations of our existing surgical facilities will require ongoing capital expenditures. We believe that existing funds, cash flows from operations and borrowings under our credit facilities will provide sufficient liquidity for the next twelve months. Thereafter, it is likely that we will require additional debt or equity financing for our acquisitions and development projects. There are no assurances that needed capital will be available on acceptable terms, if at all. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program.

New Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under previous accounting standards, a liability for an exit cost (as defined by the standard) was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. To the extent that we initiate exit or disposal activities after this date, SFAS No. 146 might have a material effect on our results of operations or financial position.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (FIN 45). FIN 45 addresses financial accounting for and disclosure of guarantees, requiring certain guarantees issued or modified after December 31, 2002 to be recorded at fair value. This treatment differs from the existing treatment, under SFAS No. 5, Accounting for Contingencies, of recording a liability only when a loss is probable and reasonably estimable. We adopted the disclosure requirements, which apply to existing guarantees as well as newly issued ones, as of December 31, 2002. The portion of the standard requiring certain guarantees to be recorded at fair value was adopted January 1, 2003, and is not expected to have a material impact on our financial position and results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This new standard amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, the standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and were adopted by us as of December 31, 2002.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation, and is applicable for years ending after June 15, 2003 to interests in variable interest entities created or obtained after January 31, 2003. We do not expect the application of this standard to have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We have exposure to interest rate risk related to our financing, investing and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative financial instruments for speculative purposes. Our financing arrangements with commercial lenders are based on a spread over LIBOR or Euribor. At December 31, 2002, $148.9 million of our total outstanding debt was the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $2.7 million was in other fixed rate instruments and the remaining $57.0 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of $0.6 million. The Senior Subordinated Notes, which represent 98% of our total fixed rate debt at December 31, 2002 are considered to have a fair value, based upon recent trading, of $155.4 million, which is approximately $6.5 million higher than the carrying value at December 31, 2002.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The response to this item will be included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2003 and is incorporated herein by reference.

Item 11. Executive Compensation

        The response to this item will be included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2003 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The response to this item will be included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2003 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The response to this item will be included in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held in 2003 and is incorporated herein by reference.

Item 14. Controls and Procedures

        The Chairman and Chief Executive Officer and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of such evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    1.    Financial Statements

        The following financial statements are filed as part of this Form 10-K:

Independent Auditors' Report

The Board of Directors
United Surgical Partners International, Inc.:

We have audited the accompanying consolidated balance sheets of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, United Surgical Partners International, Inc. and subsidiaries fully adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in 2002.

                      /s/ KPMG LLP

Dallas, Texas
February 19, 2003

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

December 31, 2002 and 2001

	2002	2001
Assets
Cash and cash equivalents	$47,571	$33,881
Patient receivables, net of allowance for doubtful accounts of $7,154 and $4,726, respectively	39,176	27,546
Other receivables (note 4)	34,735	30,579
Inventories of supplies	7,756	5,685
Deferred tax asset, net	5,657	6,571
Prepaids and other current assets	7,001	6,191

Total current assets	141,896	110,453
Property and equipment, net (note 5)	270,387	211,601
Investments in affiliates (note 3)	18,696	12,328
Intangible assets, net (note 6)	287,584	215,809
Other assets	8,722	6,666

Total assets	$727,285	$556,857

Liabilities and Stockholders' Equity
Accounts payable	$25,989	$20,633
Accrued salaries and benefits	20,322	13,760
Due to affiliates	6,890	5,513
Accrued interest	1,650	1,822
Current portion of long-term debt (note 8)	13,132	10,640
Other accrued expenses	22,501	17,007
Deferred tax liability, net	—	793

Total current liabilities	90,484	70,168

Long-term debt, less current portion (note 8)	263,571	228,041
Other long-term liabilities	4,532	3,130
Deferred tax liability, net	19,577	12,916

Total liabilities	378,164	314,255
Minority interests (note 3)	26,860	16,075
Commitments and contingencies (notes 9 and 17)

(Continued)

	2002	2001
Stockholders' equity (notes 10 and 11):
Common stock
Other, $0.01 par value; 200,000 shares authorized; 27,306 and 24,436 shares issued at December 31, 2002 and 2001, respectively	273	244
Additional paid-in capital	320,750	265,809
Treasury stock, at cost, 202 and 334 shares at December 31, 2002 and 2001, respectively	(3,733)	(5,909)
Deferred compensation	(1,226)	(369)
Receivables from sales of common stock	(191)	(1,174)
Accumulated other comprehensive income (loss), net of tax	3,290	(15,592)
Retained earnings (accumulated deficit)	3,098	(16,482)

Total stockholders' equity	322,261	226,527

Total liabilities and stockholders' equity	$727,285	$556,857

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years ended December 31,
	2002	2001	2000
Net patient service revenue	$298,694	210,261	133,488
Management and administrative services revenue	31,238	26,149	2,158
Equity in earnings of unconsolidated affiliates	9,454	5,879	844
Other income	3,000	2,079	1,918

Total revenues	342,386	244,368	138,408

Salaries, benefits and other employee costs	87,872	64,255	44,246
Medical services and supplies	66,075	48,791	34,883
Other operating expenses	60,860	45,551	22,922
General and administrative expenses	23,690	22,364	12,103
Provision for doubtful accounts	6,330	3,517	2,467
Depreciation and amortization	26,530	26,116	14,138

Total operating expenses	271,357	210,594	130,759

Operating income	71,029	33,774	7,649
Interest income	792	852	912
Interest expense	(25,721)	(18,120)	(12,540)
Loss on early retirement of debt (note 8)	—	(7,466)	—
Impairment of investment securities (note 7)	(1,057)	—	—
Other	(151)	146	(782)

Total other expense, net	(26,137)	(24,588)	(12,410)

Income (loss) before minority interest	44,892	(9,186)	(4,761)
Minority interest in income of consolidated subsidiaries	(14,846)	(7,558)	(2,332)

Income (loss) before income taxes	30,046	1,628	(7,093)
Income tax (expense) benefit (note 13)	(10,446)	1,122	(1,070)

Net income (loss)	19,600	2,750	(8,163)
Preferred stock dividends	—	(2,684)	(5,971)

Net income (loss) attributable to common stockholders	$19,600	66	(14,134)

Net income (loss) per share attributable to common stockholders (note 15):
Basic	$0.79	$—	$(1.80)
Diluted	$0.75	$—	$(1.80)
Weighted average number of common shares:
Basic	24,925	18,380	7,850
Diluted	26,056	19,291	7,850

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Net income (loss)	$19,600	2,750	(8,163)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	20,364	(3,566)	(4,759)
Minimum pension liability adjustment	(1,529)	—	—
Unrealized gains on securities	47	—	—

Other comprehensive income (loss)	18,882	(3,566)	(4,759)

Comprehensive income (loss)	$38,482	(816)	(12,922)

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 2002, 2001 and 2000
(in thousands)

	Series C Preferred Stock		Common stock
								Receivables from sales of common stock	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)
	Outstanding shares	Liquidation value	Outstanding shares	Par value	Additional paid-in capital	Treasury stock	Deferred compensation				Total
Balance, December 31, 1999	—	$—	7,306	$73	55,984	(344)	—	(1,104)	(7,266)	(10,772)	36,571
Issuance of common stock and exercise of stock options	—	—	983	10	10,429	—	—	(1,869)	—	—	8,570
Issuance of Series C preferred stock	19	15,950	—	—	(7)	—	—	—	—	—	15,943
Issuance of warrants	—	—	—	—	2,800	—	—	—	—	—	2,800
Issuance of stock options	—	—	—	—	505	—	(505)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	10	—	—	10	10
Accrued dividends on preferred stock	—	3,797	—	—	(5,971)	—	—	—	—	—	(2,174)
Net loss	—	—	—	—	—	—	—	—	—	(8,163)	(8,163)
Foreign currency translation adjustments, net of taxes	—	—	—	—	—	—	—	—	(4,760)	—	(4,760)

Balance, December 31, 2000	19	19,747	8,289	83	63,740	(344)	(495)	(2,973)	(12,026)	(18,935)	48,797
Issuance of common stock and exercise of stock options	—	—	13,904	139	180,978	1,086	—	454	—	(297)	182,360
Accrued dividends on preferred stock	—	594	—	—	(2,684)	—	—	—	—	—	(2,090)
Issuance of warrants	—	—	—	—	169	—	—	—	—	—	169
Repurchases of common stock	—	—	(341)	—	—	(6,651)	—	1,345	—	—	(5,306)
Conversion of Series C convertible preferred stock	(19)	(20,341)	1,937	19	20,322	—	—	—	—	—	—
Conversion of convertible subordinated note	—	—	313	3	3,284	—	—	—	—	—	3,287
Amortization of deferred compensation	—	—	—	—	—	—	126	—	—	—	126
Net income	—	—	—	—	—	—	—	—	—	2,750	2,750
Foreign currency translation adjustments, net of taxes	—	—	—	—	—	—	—	—	(3,566)	—	(3,566)

Balance, December 31, 2001	—	—	24,102	244	265,809	(5,909)	(369)	(1,174)	(15,592)	(16,482)	226,527
Issuance of common stock and exercise of stock options	—	—	3,034	29	54,667	3,035	(1,230)	983	—	(20)	57,464
Repurchases of common stock	—	—	(32)	—	274	(859)	—	—	—	—	(585)
Amortization of deferred compensation	—	—	—	—	—	—	373	—	—	—	373
Net income	—	—	—	—	—	—	—	—	—	19,600	19,600
Foreign currency translation adjustments, net of taxes	—	—	—	—	—	—	—	—	20,364	—	20,364
Unrealized gains on securities	—	—	—	—	—	—	—	—	47	—	47
Minimum pension liability adjustment	—	—	—	—	—	—	—	—	(1,529)	—	(1,529)

Balance, December 31, 2002	—	$—	27,104	$273	320,750	(3,733)	(1,226)	(191)	3,290	3,098	322,261

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$19,600	2,750	(8,163)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	6,330	3,517	2,467
Depreciation and amortization	26,530	26,116	14,138
Amortization of discount on debt and debt issue costs	1,374	301	211
Deferred income taxes	8,591	(3,648)	(837)
Gain on equipment disposals	34	(188)	—
Impairment of investment securities	1,057	—	—
Loss on early retirement of debt	—	7,466	—
Equity in earnings of unconsolidated affiliates	(9,454)	(5,879)	(844)
Minority interest in income of consolidated subsidiaries	14,846	7,558	2,332
Amortization of deferred compensation	373	126	10
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(8,904)	(6,347)	(4,611)
Other receivables	(1,918)	5,918	(571)
Inventories of supplies, prepaids and other current assets	(2,843)	2,847	1,363
Accounts payable and accrued expenses	5,395	2,304	1,710
Other long-term liabilities	(1,806)	(1,984)	3,797

Net cash provided by operating activities	59,205	40,857	11,002

Cash flows from investing activities:
Purchases of new businesses, net of cash received	(62,389)	(57,388)	(83,283)
Purchases of property and equipment	(30,079)	(25,777)	(16,893)
Sale of property	789	1,042	17,379
Increase in deposits	180	(2,102)	(3,704)
Cash released from escrow	—	1,664	11,436

Net cash used in investing activities	(91,499)	(82,561)	(75,065)

Cash flows from financing activities:
Proceeds from long-term debt	59,442	269,288	85,941
Payments on long-term debt	(64,388)	(274,371)	(42,169)
Proceeds from issuance of common stock	53,665	132,818	5,069
Payments to repurchase common stock	—	(104)	—
Proceeds from issuance of preferred stock and warrants	—	—	18,743
Payments for the redemption and dividends of preferred stock	—	(54,908)	(5,235)
Distributions on investments in affiliates	(3,309)	(552)	842

Net cash provided by financing activities	45,410	72,171	63,191

Effect of exchange rate changes on cash	574	(37)	607)

Net increase (decrease) in cash and cash equivalents	13,690	30,430	(265)
Cash and cash equivalents at beginning of year	33,881	3,451	3,716

Cash and cash equivalents at end of year	$47,571	33,881	3,451

Supplemental information:
Interest paid, net of amounts capitalized	$24,779	20,424	8,204
Income taxes paid	3,090	—	—
Non-cash transactions:
Debt issued for purchases of new business	—	—	54,012
Repurchases of common stock using noncash assets	—	70	1,076
Issuance of common stock for service contracts	1,002	—	—
Sale of common stock for notes receivable from employees, net	—	70	1,076
Common stock, options, and warrants issued for purchases of new businesses	1,186	48,949	3,500
Conversion of convertible preferred stock to common	—	20,341	70
Accrued dividends on preferred stock	—	—	5,971
Assets acquired under capital lease obligations	2,382	7,053	18,913
Conversion of subordinated debt to redeemable preferred stock	—	20,000	—
Conversion of subordinated debt to common stock	—	3,287	—

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(1)
Summary of Significant Accounting Policies and Practices

(a)
Description of Business

    United Surgical Partners International, Inc. and subsidiaries (USPI or the Company), a Delaware Company, was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Europe. At December 31, 2002, USPI, headquartered in Dallas, Texas, operated fifty-four surgical facilities in the United States. Of these fifty-four facilities, USPI consolidates the results of twenty-five and owns a minority equity interest in twenty-six which are accounted for under the equity method and holds no ownership interest in the remaining three centers which are operated by USPI under management contracts. In addition, United Surgical Partners Europe, S.L. (USPE), a company incorporated in Spain and wholly-owned by USPI, managed and owned a majority interest in seven private surgical hospitals, one surgery center, and one diagnostic facility in Spain at December 31, 2002. Global Healthcare Partners Limited (Global), a company incorporated in England and wholly owned by USPI, managed and wholly owned two private surgical hospitals in the United Kingdom at December 31, 2002.

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

  (e)
  Reclassifications

    During 2002 the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). SFAS No. 145 rescinded the requirement of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt (SFAS No. 4), that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of adopting SFAS No. 145 during 2002, the Company reclassified, in the 2001 statement of operations, $7.5 million and $2.6 million to loss on early retirement of debt and income tax benefit, respectively. These amounts had previously been reported, in accordance with SFAS No. 4, as a $4.9 million net extraordinary loss (note 8).

    Certain other amounts from the prior period have been reclassified to conform to the current year presentation.

  (f)
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

    All investments in companies in which the Company does not exert significant influence, generally indicated by ownership less than 20% and the absence of board representation and a management agreement, are carried at cost.

  (g)
  Inventories of Supplies

    Inventories of supplies are stated at cost which approximates market.

  (h)
  Property and Equipment

    Property and equipment are stated at cost or fair value at date of acquisition. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the asset and accumulated depreciation accounts are adjusted accordingly, and any gain or loss is reflected in earnings or loss of the respective period. Maintenance costs and repairs are expensed as incurred; significant renewals and betterments are capitalized. Certain facilities and equipment held under capital leases are classified as property and equipment and amortized using the straight-line method over the shorter of the useful lives or lease terms and the related obligations are recorded as liabilities. Lease amortization is included in depreciation expense.

  (i)
  Intangible Assets

    Intangible assets consist of costs in excess of net assets acquired (goodwill), costs associated with the purchase of management and administrative service contracts, and other intangibles, which consist primarily of debt issue costs. On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS No. 142). The Company has adopted SFAS No. 142, and accordingly did not amortize any goodwill related to acquisitions consummated subsequent to June 30, 2001 and ceased amortizing all goodwill and indefinite-lived intangible assets beginning January 1, 2002. The Company continues to amortize intangible assets with definite useful lives over their respective useful lives to their estimated residual values. Goodwill and intangible assets with indefinite useful lives are no longer amortized and are instead tested for impairment at the reporting unit (country) level on an annual basis.

  (j)
  Impairment of Long-lived Assets

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. In the event of impairment, measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimates of future discounted cash flows resulting from use and ultimate disposition of the asset.

  (k)
  Fair Value of Financial Instruments

    The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, current portion of long-term debt and accounts payable approximate fair value because of the short maturity of these instruments. The fair values of long-term debt are based on quoted market prices.

  (l)
  Revenue Recognition

    Revenue consists primarily of net patient service revenues which are based on the facilities' established billing rates less allowances and discounts, principally for patients covered under contractual programs. USPI has entered into agreements with certain surgery centers, hospitals and physician practices to provide management services. As compensation for these services, USPI charges the managed entities management fees which are either fixed in amount or represent a fixed percentage of each entity's earnings, typically defined as net revenue less a provision for doubtful accounts or operating income. Amounts are recognized as services are provided. We derive approximately 68% of our revenue from private insurance payers, approximately 18% from governmental payors and approximately 14% from self-pay and other payors.

  (m)
  Equity in Earnings (Loss) of Unconsolidated Affiliates

    Equity in earnings (loss) of unconsolidated affiliates consists of USPI's share of the profits or losses generated from its equity investments in twenty-six ambulatory surgery centers. Because these operations are central to USPI's business strategy, equity in earnings (loss) of unconsolidated affiliates is classified as revenue in the accompanying statements of operations. USPI generally has contracts to manage these facilities, which results in USPI having an active role in the operations of these facilities and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities.

  (n)
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

  (o)
  Equity-Based Compensation

    USPI applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option grants to employees. As such, USPI generally does not record compensation expense because USPI generally issues options whereby the option exercise price equals the current market price of the underlying stock on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Had USPI determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, USPI's net income (loss) would have resulted in the pro forma amounts indicated below:

	Years Ended December 31,
	2002	2001	2000
Net income (loss) attributable to common stockholders
As reported	$19,600	$66	$(14,134)
Pro forma	16,187	(792)	(14,615)
Basic earnings (loss) per share
As reported	$0.79	—	(1.80)
Pro forma	0.65	(0.04)	(1.86)
Diluted earnings (loss) per share
As reported	$0.75	—	(1.80)
Pro forma	0.62	(0.04)	(1.86)

    The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Task Force (EITF) Issue No. 96-18, Accounting for

    Equity Instruments that are issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

  (p)
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

  In December 2001, a wholly-owned subsidiary of the Company received, after offering costs of $5.3 million and a discount of $1.2 million, net proceeds of $143.5 million from an offering of 10% Senior Subordinated Notes due 2011 (the Debt Offering—see Note 8). Net proceeds of the Debt Offering were used (a) to repay the full $41.0 million and $24.9 million, plus accrued interest, outstanding under the Company's primary credit facilities in the U.S. and Spain, respectively; (b) to repay the Company's existing $36 million senior subordinated note payable; (c) to redeem $21 million of Series D Redeemable Preferred Stock, including accrued dividends; and (d) for general corporate purposes, including the repayment of certain working capital lines of credit and for acquisitions.

  In October 2002, the Company received, after offering costs of approximately $4.0 million, net proceeds of approximately $49.1 million from an offering of 2,415 million shares of its common stock, which included 315,000 shares attributable to the underwriters' exercise of their over-allotment option. Net proceeds were used as follows:

  •
  To repay the $14.2 million balance then outstanding under the Company's primary credit agreement.

  •
  To acquire an 80% interest in a surgery center in Lyndhurst, Ohio, for $8.1 million in cash.

  •
  To acquire an additional 25% interest in surgery center in Atlanta, Georgia, in which the Company already held a 15% interest, for $4.0 million in cash.

  •
  To acquire an additional 29% interest in a surgery center in Torrance, California, in which the Company already held a 34% interest, for $9.3 million in cash.

  •
  The remaining net proceeds have been and will be used for other acquisitions, development of new facilities and general corporate purposes.

(3)
Acquisitions and Equity Investments

  During 2002, the Company acquired controlling interests in the following companies for a total cost of $51.1 million, of which $50.0 was paid in cash and $1.1 million was paid in USPI common stock:

  •
  100% of a surgical hospital in Murcia, Spain, effective February 1, 2002.

  •
  100% of SURGICOE Corporation, which owns, manages, and develops surgical facilities in Georgia, Oklahoma, and Texas, effective March 27, 2002.

  •
  67% of a surgery center in Corpus Christi, Texas, effective May 1, 2002.

  •
  57% of a surgery center in Middleburg Heights, Ohio, a suburb of Cleveland, effective June 1, 2002.

  •
  An additional 35% interest in a surgery center in Arlington, Texas (Arlington), effective July 1, 2002, in which the Company had previously held a 10% interest. Because the Company owns a majority of a subsidiary that owns a majority of the surgery center and maintains effective control of the center, the Company now consolidates the results of Arlington.

  •
  80% of a surgery center in Lyndhurst, Ohio, effective October 1, 2002.

  •
  An additional 29% of a surgery center in Torrance, California, effective December 1, 2002, in which the Company previously had held a 34% interest, bringing the Company's ownership in the facility to 63% and triggering consolidation of the center's results.

  The aggregate intangible assets created were as follows:

Goodwill	$45,333
Management contracts not subject to amortization (indefinite)	2,816
Management contracts subject to amortization	1,469

Total	$49,618

  Goodwill was assigned to the U.S. and Spain segments in the amounts of $34.7 million and $10.6 million, respectively, the amortization of which is expected to be fully deductible for tax purposes. The weighted average amortization period for the management contracts being amortized is approximately three years.

  The terms of certain of USPI's acquisition agreements provide for additional consideration to be paid to or received from the sellers based on certain financial targets or objectives being met for the acquired facilities. Such additional consideration, which amounted to net payments by USPI of approximately $3.3 million, $5.7 million, and $2.3 million during 2002, 2001 and 2000, respectively, was recorded as an increase or decrease to goodwill at the time of the payment or receipt. The Company's management currently estimates the additional potential consideration that may be paid in future years to be $3.5 million.

  Following are the unaudited pro forma results for the years ended December 31, 2002 and 2001 as if the acquisitions occurred on January 1, 2001 (in thousands):

	Years ended December 31 (unaudited)
	2002	2001
Net revenues	$362,706	$285,409
Net income	20,186	5,214
Diluted earnings per share	0.77	0.13

  These unaudited pro forma results have been prepared for comparative purposes only. The pro forma results do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been in effect at the beginning of the preceding year, nor are they necessarily indicative of the results of operations that may be achieved in the future.

  USPI also engages in investing transactions that are not business combinations. These transactions consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During 2002, the most significant of these transactions were the $3.0 acquisition of a noncontrolling interest in a surgery center in Austintown, Ohio and the $4.0 million acquisition of an additional 25% interest in a surgery center in Atlanta, Georgia in which the Company previously had held a 15% interest. The other such investing transactions during 2002 resulted in cash outflows from USPI in an aggregate net amount of $2.1 million.

(4)
Other Receivables

  Other receivables consist primarily of amounts receivable for services performed and funds advanced under management and administrative service agreements.

(5)
Property and Equipment

  At December 31, property and equipment consisted of the following (in thousands):

	Estimated useful lives	2002	2001
Land and land improvements	—	$24,690	$21,882
Buildings and leasehold improvements	7-50 years	164,068	129,042
Equipment	3-12 years	168,534	115,664
Furniture and fixtures	4-20 years	13,216	11,793
Construction in progress		22,087	12,717

		392,595	291,098
Less accumulated depreciation		(122,208)	(79,497)

Net property and equipment		$270,387	$211,601

  Construction in progress represents costs of ongoing expansion projects at existing facilities, including approximately $1.3 million and $0.6 million of capitalized interest at December 31, 2002 and 2001, respectively. The most significant of these projects is the cancer center at one of USPI's two hospitals in London, England, which is expected to cost an additional $6.4 million to complete and is expected to be operational by the second quarter of 2003.

  Assets recorded under capital lease arrangements included in property and equipment consist of the following (in thousands):

	2002	2001
Land and buildings	$54,267	$22,722
Equipment and furniture	39,443	33,791

	93,710	56,513
Less accumulated amortization	(24,080)	(16,271)

Net property and equipment under capital leases	$69,630	$40,242

(6)
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

  Under SFAS No. 142, the Company is required to perform transitional impairment tests by identified reporting unit for its goodwill and certain other intangible assets as of the date of adoption. The Company has determined that its reporting units are at the operating segment (country) level. The Company completed the required transitional impairment tests during 2002. No impairment losses were identified in any reporting unit as a result of these tests.

  The table below shows the Company's net income and earnings per share for the years ended December 31, 2002, 2001, and 2000 on a pro forma basis as if the cessation of amortization of goodwill and indefinite-lived intangible assets had occurred January 1, 2000 (in thousands, except per share amounts):

	Year ended December 31,
	2002	2001	2000
Net income (loss) attributable to common shareholders, as reported	$19,600	$66	$(14,134)
Amortization of goodwill and indefinite-lived intangible assets, net of applicable income tax benefits	—	4,184	4,170

Net income (loss) attributable to common shareholders, as reported	$19,600	$4,250	$(9,964)

Diluted earnings per share, as reported	$0.75	$—	$(1.80)
Amortization of goodwill and indefinite-lived intangible assets, net of applicable income tax benefits	—	0.22	0.53

Pro forma diluted earnings per share	$0.75	$0.22	$(1.27)

  Intangible assets, net of accumulated amortization, consisted of the following:

	December 31,
	2002	2001
Goodwill	$215,498	$151,804
Other intangible assets	72,086	64,005

Total	$287,584	$215,809

  The following is a summary of changes in the carrying amount of goodwill by operating segment and reporting unit for year ended December 31, 2002 (in thousands):

		Western Europe
	U.S.	Spain	United Kingdom	Western Europe Total	Total
Balance at December 31, 2001	$106,579	$26,914	$18,311	$45,225	$151,804
Additions	46,356	10,632	—	10,632	56,988
Other	—	4,752	1,954	6,706	6,706

Balance at December 31, 2002	$152,935	$42,298	$20,265	$62,563	$215,498

  Goodwill additions during the year ended December 31, 2002 resulted primarily from business combinations completed during 2002. Other changes to the carrying amount of goodwill were primarily due to foreign currency translation adjustments.

  Intangible assets with definite useful lives are amortized over their respective estimated useful lives, ranging from three to fifteen years, to their estimated residual values. The majority of the Company's management contracts have evergreen renewal provisions and consequently have indefinite useful lives. Effective January 1, 2002, intangible assets with indefinite useful lives are not amortized but instead tested for impairment at least annually. The following is a summary of intangible assets at December 31, 2001 and December 31, 2002 (in thousands):

	December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Management Contracts	$23,174	$(3,747)	$19,427
Other	7,831	(717)	7,114

Total	$31,005	$(4,464)	$26,541

Indefinite Useful Lives
Management Contracts			$37,362
Other			102

Total			$37,464

Total intangible assets			$64,005

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Management Contracts	$26,190	$(6,259)	$19,931
Other	11,966	(2,264)	9,702

Total	$38,156	$(8,523)	$29,633

Indefinite Useful Lives
Management Contracts			$42,334
Other			119

Total			$42,453

Total intangible assets			$72,086

  Amortization expense related to intangible assets with definite useful lives was $2.7 million and $1.8 million for the years ended December 31, 2002 and 2001, respectively. Additionally, accumulated amortization changed during 2002 as a result of $1.3 million of amortization of debt issue costs, which is reflected in interest expense, and foreign currency translation adjustments. The weighted average amortization period for intangible assets with definite useful lives is 14 years for management contracts, 7 years for other intangible assets, and 12 years overall. The following table provides estimated amortization expense related to intangible assets with definite useful lives for each of the years in the five-year period ending December 31, 2007:

2003	$2,416
2004	1,892
2005	1,754
2006	1,750
2007	1,578

$9,390

(7)
Long-Term Investments

  The Company invested a total of 3.9 million Eurodollars (equal to $4.1 million at December 31, 2002) in eight mutual funds in 2000 as a deposit with a commercial bank in Spain at the time the Company acquired a surgical hospital in Madrid, Spain. The amounts were deposited in conjunction with the bank issuing a guarantee of the hospital's obligations under a new 20-year real estate lease. The quoted market value of seven of these mutual funds had declined by December 31, 2002, in a manner determined to be "other than temporary." As a result, the Company recorded an impairment charge of $1.1 million in the fourth quarter of 2002.

  The Company is not obligated to deposit additional amounts to compensate for the lost value and is permitted to transfer the funds to other investments if the Company decides to alter its long-term investment strategy. Beginning in April 2005 the Company may withdraw any value in the funds in excess of 2.6 million Eurodollars (equal to $2.7 million at December 31, 2002), but otherwise is not permitted to make any net withdrawals from the amount on deposit until the end of the lease term in April 2020.

  In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115), the Company has designated the investments in all eight mutual funds as "available-for-sale". In accordance with SFAS No. 115, the $1.1 million impairment of seven of the funds was recorded in the Company's statement of operations, but the gross unrealized appreciation in value of the one unimpaired fund, which amounted to less than $0.1 million at December 31, 2002, was recorded in other comprehensive income. The total value of the investments at December 31, 2002 was approximately $3.1 million. Any subsequent recoveries in the value of the investments in the seven impaired mutual funds will be recorded to other comprehensive income.

(8)
Long-term Debt

  At December 31, long-term debt consisted of the following (in thousands):

	2002	2001
Senior credit agreements	$53,724	$35,443
Senior subordinated notes	148,910	148,837
Notes payable to financial institution	7,332	5,000
Loans from former owners of subsidiaries	1,719	11,121
Capital lease obligations	65,018	38,280

Total long-term debt	276,703	238,681
Less current portion	(13,132)	(10,640)

Long-term debt, less current portion	$$263,571	$228,041

  (a)
  Lines of Credit

    During November 2002, the Company entered into a second amended and restated credit facility with a group of commercial lenders providing the Company with the ability to borrow up to $115.0 million for acquisitions and general corporate purposes in the United States and Spain or for any new subsidiary that becomes a guarantor of the facility. A total of $15.0 million of borrowings under the facility may be used by subsidiaries that are not guarantors, including subsidiaries in the United Kingdom. Borrowings under the second amended and restated credit facility mature on November 7, 2005. As of December 31, 2002, no amounts were outstanding under this facility and $39.0 million was available for borrowing based on actual reported consolidated financial results. Maximum availability under the facility is based upon pro forma EBITDA including EBITDA from acquired entities. Assuming historical purchase multiples of annual EBITDA of potential acquisition targets, approximately $84.0 million would be available for borrowing to finance acquisitions as of December 31, 2002, of which none was drawn at December 31, 2002. The second amended and restated credit facility agreement and the indenture governing the Company's Senior Subordinated Notes contain various restrictive covenants including covenants that limit the Company's ability and the ability of certain of the Company's subsidiaries to borrow money or guarantee other indebtedness, grant liens on the Company's assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock.

    Global, the Company's wholly-owned U.K. subsidiary, has a credit agreement with a commercial lender that provides for total borrowings of £42.0 million (approximately $67.6 million at December 31, 2002) under three separate facilities. At December 31, 2002, $64.6 million had been drawn under the agreement, of which $53.7 million remained outstanding, and an additional $3.0 million was available for borrowing to finance new capital requirements. Borrowings under this agreement, are secured by certain assets and the capital stock of Global and its subsidiaries, bear interest ranging from 1.50% to 2.00% over LIBOR, and mature in April 2010. At December 31, 2002, the weighted average rate applicable to the outstanding balance was 5.84%.

    Fees paid for unused portions of the lines of credit were approximately $548,000, $592,000, and $301,000 in 2002, 2001 and 2000, respectively.

  (b)
  Subordinated Debt

    The Company completed the Debt Offering (Note 2) in December 2001, issuing $150 million in Senior Subordinated Notes due 2011. The notes, which mature on December 15, 2011, accrue interest at 10% payable semi-annually on June 15 and December 15 commencing on June 15, 2002 and were issued at a discount of $1.2 million, resulting in an effective interest rate of 10.125%. The Senior Subordinated Notes are subordinate to all senior indebtedness and are guaranteed by USPI and USPI's wholly-owned subsidiaries domiciled in the United States.

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

    The notes issued in the Debt Offering, carried at the principal amount of $150 million net of the unamortized discount of approximately $1.1 million at December 31, 2002, represent the full amount of subordinated debt outstanding at December 31, 2002 and 2001. At December 31, 2002, the notes were considered to have a fair value, based upon recent trading, of $155.4 million, which is approximately $6.5 million higher than the carrying value at December 31, 2002. At December 31, 2001, the carrying value of $148.8 million approximated the fair value.

    In December 2001, the Company used a portion of the proceeds of the Debt Offering to repay a subordinated note that had been issued in 2000. The early retirement of this $36 million of subordinated debt, together with the early repayment and termination of

    USPI's agreement with a commercial bank, resulted in loss on early retirement of debt of $7.5 million during 2001, representing the write-off of the costs of initiating the borrowings and the unamortized portion of the discount at which the subordinated debt had been issued in 2000. The related tax benefits were $2.6 million.

  (c)
  Other Long-term Debt

    The Company and its subsidiaries have notes payable to financial institutions, former owners of acquired businesses, and other parties which mature at various date through 2008 and accrue interest at fixed and variable rates ranging from 4.25% to 14.7%.

    Capital lease obligations in the carrying amount of $65.0 million are secured by underlying real estate and equipment and have interest rates ranging from 4.64% to 13.37%.

    The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2001 are as follows (in thousands): 2003, $13,132; 2004, $12,269; 2005, $9,724; 2006, $7,532; 2007, $7,604; thereafter, $227,532.

(9)
Leases

  USPI leases various office equipment and office space under a number of operating lease agreements, which expire at various times through the year 2025. Such leases do not involve contingent rentals, nor do they contain significant renewal or escalation clauses. Office leases generally require USPI to pay all executory costs (such as property taxes, maintenance and insurance).

  Minimum future payments under noncancelable leases, with remaining terms in excess of one year as of December 31, 2002 are as follows (in thousands):

	Capital leases	Operating leases
Year ending December 31,
2003	$13,091	$7,690
2004	11,386	7,124
2005	9,529	6,630
2006	6,449	6,387
2007	5,538	5,990
Thereafter	90,106	26,214

Total minimum lease payments	$136,099	$60,035

Amount representing interest	(71,081)

Present value of minimum lease payments	$65,018

  Total rent expense under operating leases was $7.9 million, $6.2 million and $4.2 million for the years ended December 31, 2002, 2001, and 2000, respectively.

(10)
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

  No preferred stock or accrued dividends were outstanding at December 31, 2002 and 2001.

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

  The 18,750 shares issued during 2000 were issued with 266,667 detachable warrants to purchase common stock, exercisable at $.03 per warrant, to acquire stock at $10.50 per share. In connection with the Series C shares and detachable warrants, the $18,750,000 in proceeds was allocated $15,950,000 to the Series C Convertible Preferred Stock and $2,800,000 to the warrants, which expire in June 2009. The $2,800,000 was calculated based on a Black Scholes valuation model using the following assumptions: expected life of two years, interest rate 5.12%, dividend yield 0% and volatility 40%.

  At the time of the IPO, USPI issued 20,000 shares of Series D Redeemable Preferred Stock (Series D) in exchange for $20 million of 7% Senior Subordinated Notes held by USPI's primary private investors. All 20,000 outstanding Series D shares were redeemed, together with accrued but unpaid dividends, upon completion of the Debt Offering in December 2001.

  No shares of Series A Junior Participating Preferred Stock (Series A Participating) had been issued at December 31, 2002.

(11)
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

  Receivables from sales of stock, primarily resulting from purchases of common stock by employees, are presented in the consolidated balance sheets as a deduction from stockholders' equity. Interest of 7% is due quarterly and principal payments are due on various dates through June 2005. Payment of the principal shall accelerate in the event of termination of employment or a change in control of USPI, as defined.

  Registration Rights Agreement

  Donald E. Steen, William H. Wilcox, Paul B. Queally, D. Scott Mackesy, Dave A. Alexander, Jr., M.D., Dale L. Stegall, Mark Garvin, John C. Garrett, M.D., Baylor Health Services, Welsh, Carson, Anderson & Stowe VII, L.P., WCAS Healthcare Partners, L.P., WCAS Capital Partners III, L.P., and other holders of the Company's common stock are entitled under a registration rights agreement with the Company to the following registration rights for the shares of common stock held by them:

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

(12)
Related Party Transactions

  During 1998, the Company sold to Welsh, Carson, Anderson, & Stowe and certain of its affiliates (WCAS) 30,000 shares of Series A redeemable preferred stock at a purchase price of $1,000 per share. In November 1998, March 1999 and June 1999, the Company issued a total of $16.0 million principal amount of 7% senior subordinated notes due April 30, 2008 to WCAS and a total of $4.0 million principal amount of 7% senior subordinated notes to FFT Partners I, L.P. (FFT), a stockholder owning more than 5% of our outstanding common stock at the time, and affiliates. In March 2000, the Company sold 15,000 shares of Series C Convertible Preferred Stock to WCAS at a purchase price of $1,000 per share and issued a warrant to WCAS, in connection with this sale, to purchase 266,667 shares of the Company's Class A Common Stock at an exercise price of $.03 per share. The warrant will terminate in June 2009. Also in March 2000, in connection with the issuance of 500,000 shares of our Class A Common Stock for an aggregate purchase price of $5,250,000, the Company issued $36,000,000 principal amount of 10% senior subordinated notes due March 27, 2010, for a purchase price of $30,750,000 to WCAS. Additionally, in March 2000, the Company sold 3,750 shares of Series C Convertible Preferred Stock to FFT and affiliates at a purchase price of $1,000 per share. All amounts owed to WCAS and FFT were settled during 2001 either by conversion to common stock or through payment of a portion of the proceeds of the IPO and the Debt Offering. Only the warrant to purchase common stock remained outstanding at December 31, 2002 and 2001.

  USPI has entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, USPI charges the surgery centers management fees which are either fixed in amount or represent a fixed percentage of each center's net revenue less bad debt. The percentages range from 2.9% to 8.0%. Amounts recognized under these agreements, after elimination of amounts from majority-owned, consolidated surgery centers, totaled approximately $7,310,000, $4,649,000 and $2,157,000 in 2002, 2001 and 2000, respectively, and are included in management and administrative services revenue in the accompanying consolidated statements of operations.

(13)
Income Taxes

  The components of income (loss) before income taxes were as follows (in thousands):

	2002	2001	2000
Domestic	$24,423	$2,219	$(4,960)
Foreign	5,623	(591)	(2,133)

	$30,046	$1,628	$(7,093)

  Income tax expense (benefit) attributable to income consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2002:
U.S. federal	$—	$8,503	$8,503
State and local	809	460	1,269
Foreign	1,046	(372)	674

Net income tax expense	$1,855	$8,591	$10,446

	Current	Deferred	Total
Year ended December 31, 2001:
U.S. federal	$20	$(2,923)	$(2,903)
State and local	767	—	767
Foreign	1,739	(725)	1,014

Net tax expense (benefit)	$2,526	$(3,648)	$(1,122)

	Current	Deferred	Total
Year ended December 31, 2000:
U.S. federal	$—	$—	$—
State and local	248	—	248
Foreign	1,659	(837)	822

Net tax expense (benefit)	$1,907	$(837)	$1,070

  Income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 35% in 2002 and 34% in 2001 and 2000 to pretax loss in fiscal years ended December 31, 2002, 2001 and 2000 as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Computed "expected" tax expense (benefit)	$10,516	$554	$(2,412)
Increase (reduction) in income taxes resulting from:
Net operating loss carryforwards	348	904	2,661
Differences between U.S. financial reporting and foreign statutory reporting	3,362	452	(949)
State tax expense (benefit)	998	767	(250)
Removal of foreign tax rate differential	(216)	(160)	—
Goodwill	296	1,193	240
Change in valuation allowance	(4,888)	(4,398)	2,078
Equity investment in foreign subsidiary	—	—	(195)
Other	30	(434)	(103)

Total	$10,446	$(1,122)	$1,070

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below (in thousands).

	Years Ended December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$14,744	$16,604
Basis difference of property and equipment	1,908	1,556
Basis difference in start-up costs	701	421
Spanish tax credit	66	594
Foreign withholding tax credit	505	491
Alternative minimum tax credit	832	866
Accrued expenses	3,412	3,928
Bad debts	2,125	786

Total deferred tax assets	27,157	27,289
Less valuation allowance	(5,652)	(10,540)

Net deferred tax assets	$18,641	$14,706

Deferred tax liabilities:
Capitalized interest	$760	$225
Basis difference of acquisitions	24,636	17,781
Capital leases	35	35
Accelerated depreciation	6,149	3,550
Accrued pension obligation	25	250
Prepaid expenses	956	—
Other	—	3

Total deferred tax liabilities	$32,561	$21,844

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2002, USPI had net operating loss carryforwards for U.S. federal income tax purposes of $18.8 million, which are available to offset future federal taxable income, if any, through 2022. Of this total, $7.3 million was added through acquisitions and has restrictions as to utilization. At December 31, 2002, the Company's foreign net operating loss carryforwards of $21.6 million entirely relate to its operations in Spain. The Company has established a valuation allowance for the tax benefit on $16.1 million of its net operating loss carryforwards based on limitations on utilization and projections of future taxable income.

  During 2002, the Company reduced its valuation allowance by $4.9 million, the effect of which is reflected in net income tax expense, to recognize the benefit of a portion of its foreign net operating loss carryforwards based on current and future expected taxable income. During 2001, the Company reduced its valuation allowance by $4.4 million due to the historical and projected profitability in the United States.

(14)
Equity-Based Compensation

  On April 30, 1998, USPI adopted a stock option plan pursuant to which USPI's Board of Directors granted, at various dates through February 12, 2001, non-qualified or incentive stock options to selected employees, officers, and directors of USPI. USPI adopted a 2001 Equity-Based Compensation Plan (the Plan) on February 13, 2001. At any given time, the number of shares of common stock issued under the Plan plus the number of shares of common stock issuable upon the exercise of all outstanding awards under the Plan may not exceed the lesser of 300,000,000 shares or 12.5% of the total number of shares of common stock then outstanding, assuming the exercise of all outstanding warrants and options under the Plan. The Plan provides for grants of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to USPI employees, including officers and employee-directors, and for grants of nonstatutory stock options, restricted stock awards, stock appreciation rights, phantom stock awards and annual incentive awards to USPI employees, consultants and nonemployee directors. The Board of Directors or a designated committee shall have the sole authority to determine which individuals receive grants, the type of grant to be received, vesting period and all other option terms. Incentive stock options granted generally have an option price no less than 100% of the fair market value of the common stock on the date of grant with the term not to exceed ten years.

  The Company's net income, as reported, includes approximately $534,000, $82,000, and $10,000 of expense, net of related tax effects, arising from stock-based employee compensation during 2002, 2001 and 2000, respectively. These amounts primarily consist of expense related to a grant of 333,333 options in December 2000 at a price below the market value of the Company's common stock and grants totaling 62,500 shares of common stock during 2002. The Company is amortizing the expense related to these grants on a straight-line basis over the estimated service period and carried deferred compensation balances of approximately $1,226,000 and $369,000 at December 31, 2002 and 2001, respectively.

  Effective February 1, 2001, the Company granted options to purchase 66,666 shares of common stock to William H. Wilcox. The exercise price of the options is equal to $14.00 per share, the initial public offering price. As a result of the Company meeting certain earnings per share targets in 2001 and 2002 (a) options with respect to 11,111 shares will vest on December 31 of each of 2002, 2003 and 2004 and (b) options with respect to 11,111 shares will vest on December 31 of each of 2003, 2004 and 2005.

  At December 31, 2002, there were 2,057,324 shares available for grant under the Plan. The per share weighted-average fair values at date of grant for stock options granted during 2002, 2001 and

  2000 were $10.25, $7.40 and $5.52, respectively, and were estimated based on a Black Scholes valuation model, using the following assumptions:

	Years Ended December 31,
	2002	2001	2000
Expected life in years	5.0	5.0	5.0
Interest rate	4.0%	4.6%	5.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility	40.0%	40.0%	40.0%

  Stock option activity during 2002, 2001 and 2000 was as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 1999	856,933	$9.00
Granted	506,000	12.90
Exercised	(5,000)	6.00
Forfeited	(28,167)	10.68
Expired	—	—

Balance at December 31, 2000	1,329,766	10.47
Granted	1,676,474	15.73
Exercised	(114,205)	5.57
Forfeited	(33,071)	14.04
Expired	—	—

Balance at December 31, 2001	2,858,964	$13.62
Granted	888,233	24.84
Exercised	(372,121)	7.13
Forfeited	(131,486)	18.34
Expired	—	—

Balance at December 31, 2002	3,243,590	$17.24

Shares exercisable at December 31, 2000	422,368	$8.55
Shares exercisable at December 31, 2001	942,369	$9.33
Shares exercisable at December 31, 2002	1,199,493	$12.36

  Exercise prices for options outstanding as of December 31, 2002, ranged from $2.55 to $27.60. The following table provides certain information with respect to stock options outstanding at December 31, 2002:

Range of exercise prices	Stock options outstanding	Weighted average exercise price	Weighted average remaining contractual life
$2.55-$13.50	1,318,393	$10.84	6.77
$14.00-$22.84	1,110,468	$18.55	8.27
$25.44-$27.60	814,729	$25.83	9.20

	3,243,590	$17.24	7.89

  The following table provides certain information with respect to stock options exercisable at December 31, 2002:

Range of exercise prices	Stock options Exercisable	Weighted average exercise price
$2.55-$13.50	901,184	$9.84
$14.00-$22.84	235,664	$18.54
$25.44-$27.60	62,645	$25.44

	1,199,493	$12.36

Employee Stock Purchase Plan

        USPI adopted an Employee Stock Purchase Plan on February 13, 2001. The plan provides for the grant of stock options to selected eligible employees. Any eligible employee may elect to participate in the plan by authorizing USPI's options and compensation committee to make payroll deductions to pay the exercise price of an option at the time and in the manner prescribed by USPI's options and compensation committee. This payroll deduction may be a specific amount or a designated percentage to be determined by the employee, but the specific amount may not be less than an amount established by the Company and the designated percentage may not exceed an amount of eligible compensation established by the Company from which the deduction is made. The Company has reserved 500,000 shares of common stock for this plan of which 69,183 and 61,377 were issued during 2002 and 2001, respectively.

(15)
Earnings Per Share

  Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of convertible preferred stock, convertible debt, and outstanding options and warrants, except where such effect would be antidilutive. Net income or loss attributable to common stockholders and net income or loss per common share include preferred stock dividends for purposes of this computation. The following table sets forth the computation of basis and diluted earnings per share for years ended December 31, 2002, 2001 and 2000 (in thousands, except per share amounts):

	Years ended December 31,
	2002		2001		2000
Net income (loss) attributable to common stockholders	$19,600		$66		$(14,134)
Weighted average common shares outstanding	24,925		18,380		7,850
Effect of dilutive securities:
Stock options	841		634		(A	)
Warrants and restricted stock	290		277		(A	)
Convertible subordinated debt	(B	)	(A	)	(A	)
Series C convertible preferred stock	(B	)	(A	)	(A	)

Shares used for diluted earnings (loss) per share	26,056		19,291		7,850

Basic earnings (loss) per share	$0.79		$—		$(1.80)
Diluted earnings (loss) per share	$0.75		$—		$(1.80)
(A)
No incremental shares are included because the effect would be antidilutive.

(B)
No securities of this type were outstanding during this period.

  The convertible subordinated debt and Series C convertible preferred stock, which were excluded from the computation of 2001 earnings per share because their effect would be antidilutive, were converted to common stock during 2001.

(16)
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

		Western Europe
2002 (in thousands)	U.S.	Spain	United Kingdom	Western Europe Total	Total
Net patient service revenue	$164,770	$86,490	$47,434	$133,924	$298,694
Other revenue	41,065	2,627	—	2,627	43,692

Total revenues	$205,835	$89,117	$47,434	$136,551	$342,386

Depreciation and amortization	$15,427	$7,407	$3,696	$11,103	$26,530
Operating income	55,221	7,078	8,730	15,808	71,029
Net interest income (expense)	(20,060)	(2,397)	(2,472)	(4,869)	(24,929)
Income tax benefit (expense)	(9,961)	878	(1,363)	(485)	(10,446)
Total assets	437,351	168,604	121,330	289,934	727,285
Capital expenditures	11,663	7,468	13,330	20,798	32,461
		Western Europe
2001 (in thousands)	U.S.	Spain	United Kingdom	Western Europe Total	Total
Net patient service revenue	$101,694	$69,583	$38,984	$108,567	$210,261
Other revenue	32,245	1,862	—	1,862	34,107

Total revenues	$133,939	$71,445	$38,984	$110,429	$244,368

Depreciation and amortization	$14,598	$7,976	$3,542	$11,518	$26,116
Operating income	25,634	2,021	6,119	8,140	33,774
Net interest income (expense)	(10,993)	(3,244)	(3,031)	(6,275)	(17,268)
Income tax benefit (expense)	1,962	186	(1,026)	(840)	1,122
Total assets	356,226	116,500	84,131	200,631	556,857
Capital expenditures	20,598	5,283	6,949	12,232	32,830
		Western Europe
2000 (in thousands)	U.S.	Spain	United Kingdom	Western Europe Total	Total
Net patient service revenue	$50,143	$57,116	$26,229	$83,345	$133,488
Other revenue	3,366	1,554	—	1,554	4,920

Total revenues	$53,509	$58,670	$26,229	$84,899	$138,408

Depreciation and amortization	$5,317	$6,335	$2,486	$8,821	$14,138
Operating income	3,835	446	3,368	3,814	7,649
Net interest income (expense)	(7,335)	(1,421)	(2,872)	(4,293)	(11,628)
Income tax benefit (expense)	(248)	(688)	(134)	(822)	(1,070)
Total assets	111,549	121,728	97,119	218,847	330,396
Capital expenditures	5,614	27,720	2,472	30,192	35,806

(17)
Commitments and Contingencies

(a)
Financial Guarantees

  As of December 31, 2002, the Company had issued guarantees of the indebtedness of its investees to third parties which could potentially require the Company to make maximum aggregate payments totaling approximately $17.3 million. Of the total, $8.3 million relates to the debt of consolidated subsidiaries, whose debt is included in the Company's consolidated balance sheet, and the remaining $9.0 million relates to the debt of unconsolidated affiliated companies, whose debt is not included in the Company's consolidated balance sheet. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties.

  (b)
  Litigation and Professional Liability Claims

  The Company has been named as a defendant in a lawsuit filed by former shareholders of SURGICOE Corporation, which the Company acquired in March 2002. The suit alleges that the Company failed to discharge certain post-closing obligations under the acquisition agreement. The Company's management believes the suit is wholly without merit, and the Company plans to vigorously defend the suit.

  Additionally, in its normal course of business, USPI is subject to claims and lawsuits relating to patient treatment. USPI believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements.

  (c)
  Self Insurance

  The Company is self-insured for healthcare for its U.S. employees up to predetermined amounts above which third party insurance applies. The Company believes that the accruals established at December 31, 2002, which were estimated based on actual employee health claim patterns, adequately provide for its exposure under this arrangement. Additionally, in the U.S. the Company maintains professional liability insurance that provides coverage on a claims made basis of $1.0 million per incident (after a $50,000 deductible) and $3.0 million in annual aggregate amount per location with retroactive provisions upon policy renewal. Certain of the Company's casualty and liability insurance policies have deductibles and contingent premium arrangements. The Company believes that the accruals established at December 31, 2002, which were estimated based on historical claims, adequately provide for its exposure under these arrangements.

  (d)
  Pension Obligations

  One of the Company's U.K. subsidiaries, which the Company acquired in 2000, has obligations remaining under a defined benefit pension plan that originated in 1991 and was closed to new participants at the end of the 1998. At December 31, 2002, the plan had approximately 105 participants, plan assets of $4.9 million, and an accumulated pension benefit obligation of $7.6 million. At December 31, 2001, the plan had approximately 112 participants, plan assets of $5.1 million, and an accumulated pension benefit obligation of $4.8 million. Pension expense was approximately $0.4 million and $0.3 million for the years ended December 31, 2002 and 2001, respectively. During 2002 the Company recorded an after-tax charge of $1.5 million, included in other comprehensive income, as a result of the actuarially estimated benefit obligation exceeding plan assets, primarily as a result of declines in investment values and other changes in market conditions affecting the projected liabilities of the plan.

  (e)
  Employment Agreements

  The Company entered into employment agreements dated November 15, 2002 with Donald E. Steen and William H. Wilcox. The agreement with Mr. Steen, the Company's Chairman and Chief Executive Officer, provides for annual base compensation of $475,000, and Mr. Steen is eligible for a performance bonus of up to 100% of his annual salary. The agreement provides for at least a 25% reduction in compensation during any period that Mr. Steen is serving only as Chairman. The board of directors may remove Mr. Steen from his position as Chief Executive Officer at any time after November 15, 2004 and, unless the board and Mr. Steen mutually agree otherwise, Mr. Steen will cease serving as Chief Executive Officer on November 15, 2006, although he would continue to serve as Chairman until November 15, 2011, at reduced compensation. If the board terminates Mr. Steen's employment other than for cause, Mr. Steen would be entitled to continue to receive compensation for an additional two to five years thereafter, depending on the timing of the termination.

  The agreement with Mr. Wilcox, the Company's President, provides for annual base compensation of $415,000, and Mr. Wilcox is eligible for a performance bonus of up to 100% of his annual salary. The agreement has an initial term of two years and renews automatically for two-year terms unless terminated by either party.

(18)
Subsequent Events

  In March 2003, the Company acquired a surgical hospital in Marbella, Spain, for approximately $9.2 million in cash. In addition, the Company agreed to pay up to an additional total of $4.8 million to the sellers, depending on the resolution of certain contingencies over the next four years.

  Additionally, the Company has entered into letters of intent with various entities regarding possible joint venture, development or acquisition projects. These projects are in various stages of negotiation.

(19)
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

Condensed Consolidating Balance Sheets:

As of December 31, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Assets:
Current assets:
Cash and cash equivalents	$24,712	$22,859	$—	$47,571
Accounts receivable, net	90	39,086	—	39,176
Other receivables	46,983	9,281	(21,529)	34,735
Inventories	280	7,476	—	7,756
Other	10,235	2,423	—	12,658

Total current assets	82,300	81,125	(21,529)	141,896
Property and equipment, net	39,236	231,743	(592)	270,387
Investments in affiliates	172,050	375	(153,729)	18,696
Intangible assets, net	166,036	122,685	(1,137)	287,584
Other	98,647	5,204	(95,129)	8,722

Total assets	$558,269	$441,132	$(272,116)	$727,285

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,357	$24,619	$13	$25,989
Accrued expenses	28,543	22,769	51	51,363
Current portion of long-term debt	2,453	11,937	(1,258)	13,132

Total current liabilities	32,353	59,325	(1,194)	90,484
Long-term debt	158,199	216,621	(111,249)	263,571
Other liabilities	7,936	16,173	—	24,109
Minority interests	—	7,387	19,473	26,860
Redeemable preferred stock	—	—	—	—
Stockholders' equity	359,781	141,626	(179,146)	322,261

Total liabilities and stockholders' equity	$558,269	$441,132	$(272,116)	$727,285

As of December 31, 2001	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Assets:
Current assets:
Cash and cash equivalents	$20,396	$13,485	$—	$33,881
Accounts receivable, net	418	27,538	(410)	27,546
Other receivables	47,087	(11,174)	(5,334)	30,579
Inventories	223	5,462	—	5,685
Other	9,298	3,464	—	12,762

Total current assets	77,422	38,775	(5,744)	110,453
Property and equipment, net	41,767	170,449	(615)	211,601
Investments in affiliates	165,437	170	(153,279)	12,328
Intangible assets, net	119,596	97,350	(1,137)	215,809
Other	88,148	33,777	(115,259)	6,666

Total assets	$492,370	$340,521	$(276,034)	$556,857

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,121	$18,512	$—	$20,633
Accrued expenses	24,758	13,733	404	38,895
Current portion of long-term debt	2,433	8,841	(634)	10,640

Total current liabilities	29,312	41,086	(230)	70,168
Long-term debt	158,170	186,093	(116,222)	228,041
Other liabilities	1,936	14,110	—	16,046
Minority interests	—	5,958	10,117	16,075
Redeemable preferred stock	—	—	—	—
Stockholders' equity	302,952	93,274	(169,699)	226,527

Total liabilities and stockholders' equity	$492,370	$340,521	$(276,034)	$556,857

Condensed Consolidating Statements of Operations:

Year ended December 31, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$69,932	$283,558	$(11,104)	$342,386
Operating expenses, excluding depreciation and amortization	45,352	210,847	(11,372)	244,827
Depreciation and amortization	9,726	16,828	(24)	26,530

Operating income (loss)	14,854	55,883	292	71,029
Interest income (expense), net	(12,039)	(12,890)	—	(24,929)
Other expense	292	(1,208)	(292)	(1,208)

Income (loss) before minority interests	3,107	41,785	—	44,892
Minority interests in income of consolidated subsidiaries	—	(7,148)	(7,698)	(14,846)

Income (loss) before income taxes	3,107	34,637	(7,698)	30,046
Income tax (expense) benefit	(9,441)	(1,005)	—	(10,446)

Net income (loss)	$(6,334)	$33,632	$(7,698)	$19,600

Year ended December 31, 2001	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$55,537	$194,611	$(5,780)	$244,368
Operating expenses, excluding depreciation and amortization	39,478	150,814	(5,814)	184,478
Depreciation and amortization	9,782	16,592	(258)	26,116

Operating income (loss)	6,277	27,205	292	33,774
Interest income (expense), net	(6,353)	(10,928)	13	(17,268)
Other expense	(4,899)	(2,181)	(240)	(7,320)

Income (loss) before minority interests	(4,975)	14,096	65	9,186
Minority interests in income of consolidated subsidiaries	—	(4,058)	(3,500)	(7,558)

Income (loss) before income taxes	(4,975)	10,038	(3,435)	1,628
Income tax (expense) benefit	2,056	(934)	—	(1,122)

Net income (loss)	$(2,919)	$9,104	$(3,435)	$2,750

Year ended December 31, 2000	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$5,590	$136,394	$(3,576)	$138,408
Operating expenses, excluding depreciation and amortization	11,406	109,059	(3,844)	116,621
Depreciation and amortization	2,043	12,135	(40)	14,138

Operating income (loss)	(7,859)	15,200	308	7,649
Interest income (expense), net	(3,127)	(8,517)	16	(11,628)
Other income (expense)	499	(3,251)	1,970	(782)

Income (loss) before minority interests	(10,487)	3,432	2,294	(4,761)
Minority interests in income of consolidated subsidiaries	—	(1,358)	(974)	(2,332)

Income (loss) before income taxes	(10,487)	2,074	1,320	(7,093)
Income tax (expense) benefit	(223)	(847)	—	(1,070)

Net income (loss)	$(10,710)	$1,227	$1,320	$(8,163)

Condensed Consolidating Statements of Cash Flows:

Year ended December 31, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net loss	$(6,333)	$33,632	$(7,699)	$19,600
Changes in operating and intercompany assets and liabilities and noncash items included in net loss	23,378	(96,840)	113,067	39,605

Net cash provided by (used in) operating activities	17,045	(63,208)	105,368	59,205
Cash flows from investing activities:
Purchases of property and equipment, net	(4,661)	(25,418)	—	(30,079)
Purchases of new businesses	(54,809)	(7,580)	—	(62,389)
Other items	(517)	1,486	—	969

Net cash used in investing activities	(59,987)	(31,512)	—	(91,499)
Cash flows from financing activities:
Long-term borrowings, net	(3,097)	(1,849)	—	(4,946)
Proceeds from issuance of common stock	53,665	32,716	(32,716)	53,665
Other items	(3,309)	72,110	(72,110)	(3,309)

Net cash provided by (used in) financing activities	47,259	102,977	(104,826)	45,410
Effect of exchange rate changes on cash	—	1,116	(542)	574
Net increase in cash	4,317	9,373	—	13,690
Cash at the beginning of the year	20,396	13,485	—	33,881

Cash at the end of the year	$24,713	$22,858	$—	$47,571

Year ended December 31, 2001	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net loss	$(2,919)	$9,121	$(3,452)	$2,750
Changes in operating and intercompany assets and liabilities and noncash items included in net loss	2,636	31,906	3,565	38,107

Net cash provided by (used in) operating activities	(283)	41,027	113	40,857
Cash flows from investing activities:
Purchases of property and equipment, net	(7,130)	(18,647)	—	(25,777)
Purchases of new businesses	(57,099)	(415)	126	(57,388)
Other items	(27,953)	(852)	29,409	604

Net cash provided by (used in) investing activities	(92,182)	(19,914)	29,535	(82,561)
Cash flows from financing activities:
Long-term borrowings, net	34,842	(10,516)	(29,409)	(5,083)
Proceeds from issuance of common stock	132,818	239	(239)	132,818
Other items	(55,564)	—	—	(55,564)

Net cash provided by (used in) financing activities	112,096	(10,277)	(29,648)	72,171
Effect of exchange rate changes on cash	—	(37)	—	(37)
Net increase (decrease) in cash	19,631	10,799	—	30,430
Cash at inception	765	2,686	—	3,451

Cash at the end of the year	$20,396	$13,485	$—	$33,881

Year ended December 31, 2000	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(10,710)	$1,226	$1,321	$(8,163)
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	(634)	21,104	(1,304)	19,166

Net cash provided by (used in) operating activities	(11,344)	22,330	17	11,003
Cash flows from investing activities:
Sales (purchases) of property and equipment, net	(4,233)	4,719	—	486
Purchases of new businesses	(42,942)	(65,581)	25,239	(83,284)
Other items	4,100	(3,703)	7,336	7,733

Net cash provided by (used in) investing activities	(43,075)	(64,565)	32,575	(75,065)
Cash flows from financing activities:
Long-term borrowings, net	33,750	17,358	(7,336)	43,772
Proceeds from issuance of common stock	5,069	25,239	(25,239)	5,069
Other items	15,895	(1,545)	—	14,350

Net cash provided by (used in) financing activities	54,714	41,052	(32,575)	63,191
Effect of exchange rate changes on cash	—	623	(17)	606
Net increase (decrease) in cash	295	(560)	—	(265)
Cash at the beginning of the year	470	3,246	—	3,716

Cash at the end of the year	$765	$2,686	$—	$3,451

(20)
New Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under previous accounting standards, a liability for an exit cost (as defined by the standard) was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. To the extent that the Company initiates exit or disposal activities after this date, SFAS No. 146 might have a material effect on its results of operations or financial position.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others (FIN 45). FIN 45 addresses financial accounting for and disclosure of guarantees, requiring certain guarantees issued or modified after December 31, 2002 to be recorded at fair value. This treatment differs from the existing treatment, under SFAS No. 5, Accounting for Contingencies, of recording a liability only when a loss is probable and reasonably estimable. The Company adopted the disclosure requirements, which apply to existing guarantees as well as newly issued ones, as of December 31, 2002. The portion of the standard requiring certain guarantees to be recorded at fair value was adopted January 1, 2003, and is not expected to have a material impact on the Company's financial position and results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This new standard amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide for alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, the standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and were adopted by the Company as of December 31, 2002.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation, and is applicable for years ending after June 15, 2003 to interests in variable interest entities created or obtained after January 31, 2003. The Company does not expect the application of this standard to have a material impact on its financial position or results of operations.

(21)
Selected Quarterly Financial Data (Unaudited)

	2001 Quarters				2002 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands, except per share amounts)				(in thousands, except per share amounts)
Net revenues	$53,836	$59,896	$60,783	$69,853	$75,078	$85,841	$85,831	$95,636
Net income (loss)	519	1,753	1,724	(1,246)	4,703	6,114	3,040	5,743
Basic earnings (loss) per share	$(0.04)	$0.06	$0.05	$(0.07)	$0.20	$0.25	$0.12	$0.21
Diluted earnings (loss) per share	$(0.04)	$0.06	$0.05	$(0.07)	$0.19	$0.24	$0.12	$0.21

  Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including case volumes, interest rates, acquisitions, changes in contracts, the timing of price changes, and financing activities. For example, the fourth quarter of 2002 includes impairment of investment securities of $1.1 million, and the fourth quarter of 2001 includes a loss on early retirement of debt of $7.5 million, which represents the write-off of the unamortized discount on a senior subordinated note and the unamortized debt issue costs related to the company's primary Spain credit agreement, both of which were paid off prior to their maturity dates using the proceeds of the Debt Offering in December 2001. In addition, USPI's capital structure was significantly altered by the Company's issuance of publicly traded debt and equity securities during 2001 and 2002, and USPI has completed acquisitions throughout 2001 and 2002, all of which significantly affect the comparability of net income and earnings per share from quarter to quarter.

2.    Financial Statement Schedules

        The following financial statement schedule is filed as part of this Form10-K:

Schedule II—Valuation and Qualifying Accounts	S-1

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands)

Allowance for Doubtful Accounts

		Additions Charged to:
	Balance at Beginning of Period	Costs and Expenses	Other Accounts	Deductions(1)	Other Items(2)	Balance at End of Period
2000	$2,742	2,467	—	(2,072)	529	3,666
2001	3,666	3,517	—	(3,445)	988	4,726
2002	4,726	6,330	—	(7,404)	3,502	7,154

(1)
Accounts written off.

(2)
Beginning balances for purchased businesses.

        All other schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

S-1

(3)    Exhibits:

Exhibit Number		Description
2.1	#	Agreement and Plan of Merger, dated as of December 6, 2000, among the Company, OPC Acquisition Corporation and OrthoLink Physicians Corporation (previously filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
2.2	#	Agreement for the Sale and Purchase of Shares and Loan Notes in Aspen Healthcare Holdings Limited, dated April 6, 2000, between Electra Private Equity Partners 1995 and others and Global Healthcare Partners Limited (previously filed as Exhibit 2.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
2.3	#	Agreement and Plan of Reorganization, dated as of March 26, 2002, by and among the Company, USP Acquisition Corporation, Surgicoe Corporation and each of the shareholders of Surgicoe named in the agreement (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on April 16, 2002 and incorporated herein by reference)
3.1	#	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
3.2	#	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company's Registration Statement on Form S-3 (No. 333-99309) and incorporated herein by reference)
4.1	#	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.2	#	Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4.3	#	Global Security, dated as of December 19, 2001, governing United Surgical Partners Holdings, Inc.'s outstanding 10% Senior Subordinated Notes due 2011 (previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4.4	#	Third Amended and Restated Stockholders' Agreement, dated March 27, 2000, by and among the Company and the security holders named therein (previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.1	#	Amended and Restated Registration Rights Agreement, dated April 30, 1998, by and among the Company and the security holders named therein (the "Registration Rights Agreement") (previously filed as Exhibit 4.3.1 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.2	#	Amendment No. 1 to the Registration Rights Agreement, dated as of June 26, 1998, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.2 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.3	#	Amendment No. 2 to the Registration Rights Agreement, dated as of July 31, 1998, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.3 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

4.5.4	#	Amendment No. 3 to the Registration Rights Agreement, dated as of October 26, 1998, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.4 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.5	#	Amendment No. 4 to the Registration Rights Agreement, dated as of December 22, 1998, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.5 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.6	#	Amendment No. 5 to the Registration Rights Agreement, dated as of June 1, 1999, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.6 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.7	#	Amendment No. 6 to the Registration Rights Agreement, dated as of March 27, 2000, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.7 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.8	#	Amendment No. 7 to the Registration Rights Agreement, dated as of February 12, 2001, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.8 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.6	#	Rights Agreement between the Company and First Union National Bank as Rights Agent dated June 13, 2001 (previously filed as Exhibit 4.1 to the Company's Form 8-A filed with the Commission on June 13, 2001 and incorporated herein by reference)
10.1	#	Credit Agreement, dated April 6, 2000, by and among Global Healthcare Partners Limited and the Governor and Company of the Bank of Scotland (previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.2	#	Second Amended and Restated Credit Agreement, dated as of November 7, 2002, among USP Domestic Holdings, Inc., USPE Holdings Limited, various financial institutions from time to time parties thereto as the lenders and Sun Trust Bank, as Administrative Agent (previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)
10.3	#	Contribution and Purchase Agreement, dated as of May 11, 1999, by and among USP North Texas, Inc., Baylor Health Services, Texas Health Ventures Group LLC and THVG/Health First L.L.C. (previously filed as Exhibit 10.11 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.4	#	Common Stock Purchase Warrant, dated June 1, 1999 (previously filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.5	#	Stock Purchase Warrant, dated March 27, 2000 (previously filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.6	*	Employment Agreement, dated as of November 15, 2002, by and between the Company and Donald E. Steen
10.7	*	Employment Agreement, dated as of November 15, 2002, by and between the Company and William H. Wilcox

10.8	#	Stock Option and Restricted Stock Purchase Plan (previously filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.9	#	2001 Equity-Based Compensation Plan (previously filed as Exhibit 10.20 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.10	#	Employee Stock Purchase Plan (previously filed as Exhibit 10.21 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.11	#	Deferred Compensation Plan, effective as of February 12, 2002 (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference)
10.12	#	Supplemental Retirement Plan, effective as of February 12, 2002 (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference)
10.13	#	Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.22 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
21.1	*	List of the Company's subsidiaries.
23.1	*	Consent of KPMG LLP for United Surgical Partners International, Inc.
24.1	*	Power of Attorney—Donald E. Steen
24.2	*	Power of Attorney—William H. Wilcox
24.3	*	Power of Attorney—Mark A. Kopser
24.4	*	Power of Attorney—John J. Wellik
24.5	*	Power of Attorney—James C. Crews
24.6	*	Power of Attorney—D. Scott Mackesy
24.7	*	Power of Attorney—Thomas L. Mills
24.8	*	Power of Attorney—Boone Powell, Jr.
24.9	*	Power of Attorney—Paul B. Queally
24.10	*	Power of Attorney—David P. Zarin, M.D.
24.11	*	Power of Attorney—John C. Garrett, M.D.
24.12	*	Power of Attorney—Jerry P. Widman
24.13	*	Power of Attorney—Joel T. Allison
99.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
99.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

*
Filed herewith.

#
Previously filed.

(b)    Reports on Form 8-K

        The Company filed a report on Form 8-K dated October 3, 2002 to furnish, pursuant to Regulation FD, a schedule summarizing the Company's domestic same-facility case growth for the first three quarters of 2002.

        The Company filed a report on Form 8-K dated October 15, 2002 to furnish, pursuant to Regulation FD, a news release describing the Company's acquisition of a majority ownership interest in an ambulatory surgery center in northern Ohio and a minority ownership interest in an ambulatory surgery center in Fort Worth, Texas.

        The Company filed a report on Form 8-K dated October 30, 2002 to furnish, pursuant to Regulation FD, a news release describing the Company's third quarter results.

        The Company filed a report on Form 8-K dated November 12, 2002 to furnish, pursuant to Regulation FD, a copy of materials dated November 2002 and prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
Date: March 25, 2003	By:	/s/ DONALD E. STEEN Donald E. Steen Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD E. STEEN Donald E. Steen	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 25, 2003
/s/ WILLIAM H. WILCOX William H. Wilcox	President and Director	March 25, 2003
/s/ MARK A. KOPSER Mark A. Kopser	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2003
/s/ JOHN J. WELLIK John J. Wellik	Senior Vice President, Chief Accounting Officer, Compliance Officer and Secretary (Principal Accounting Officer)	March 25, 2003
* James C. Crews	Director	March 25, 2003
* D. Scott Mackesy	Director	March 25, 2003

* Thomas L. Mills	Director	March 25, 2003
* Boone Powell, Jr.	Director	March 25, 2003
* Paul B. Queally	Director	March 25, 2003
* David P. Zarin, M.D.	Director	March 25, 2003
* John C. Garrett, M.D.	Director	March 25, 2003
* Jerry P. Widman	Director	March 25, 2003
* Joel T. Allison	Director	March 25, 2003

        John J. Wellik, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

By:	/s/ JOHN J. WELLIK Attorney-in-fact	March 25, 2003

CERTIFICATION

I, Donald E. Steen, Chairman of the Board and Chief Executive Officer of United Surgical Partners International, Inc. (the "Company"), certify that:

  1.
  I have reviewed this annual report on Form 10-K of the Company;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ Donald E. Steen Donald E. Steen Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Mark A. Kopser, Senior Vice President and Chief Financial Officer of United Surgical Partners International, Inc. (the "Company"), certify that:

  1.
  I have reviewed this annual report on Form 10-K of the Company;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ Mark A. Kopser Mark A. Kopser Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number		Description
2.1	#	Agreement and Plan of Merger, dated as of December 6, 2000, among the Company, OPC Acquisition Corporation and OrthoLink Physicians Corporation (previously filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
2.2	#	Agreement for the Sale and Purchase of Shares and Loan Notes in Aspen Healthcare Holdings Limited, dated April 6, 2000, between Electra Private Equity Partners 1995 and others and Global Healthcare Partners Limited (previously filed as Exhibit 2.2 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
2.3	#	Agreement and Plan of Reorganization, dated as of March 26, 2002, by and among the Company, USP Acquisition Corporation, Surgicoe Corporation and each of the shareholders of Surgicoe named in the agreement (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on April 16, 2002 and incorporated herein by reference)
3.1	#	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
3.2	#	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company's Registration Statement on Form S-3 (No. 333-99309) and incorporated herein by reference)
4.1	#	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.2	#	Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4.3	#	Global Security, dated as of December 19, 2001, governing United Surgical Partners Holdings, Inc.'s outstanding 10% Senior Subordinated Notes due 2011 (previously filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4.4	#	Third Amended and Restated Stockholders' Agreement, dated March 27, 2000, by and among the Company and the security holders named therein (previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.1	#	Amended and Restated Registration Rights Agreement, dated April 30, 1998, by and among the Company and the security holders named therein (the "Registration Rights Agreement") (previously filed as Exhibit 4.3.1 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.2	#	Amendment No. 1 to the Registration Rights Agreement, dated as of June 26, 1998, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.2 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.3	#	Amendment No. 2 to the Registration Rights Agreement, dated as of July 31, 1998, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.3 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.4	#	Amendment No. 3 to the Registration Rights Agreement, dated as of October 26, 1998, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.4 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

4.5.5	#	Amendment No. 4 to the Registration Rights Agreement, dated as of December 22, 1998, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.5 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.6	#	Amendment No. 5 to the Registration Rights Agreement, dated as of June 1, 1999, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.6 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.7	#	Amendment No. 6 to the Registration Rights Agreement, dated as of March 27, 2000, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.7 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.5.8	#	Amendment No. 7 to the Registration Rights Agreement, dated as of February 12, 2001, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.8 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.6	#	Rights Agreement between the Company and First Union National Bank as Rights Agent dated June 13, 2001 (previously filed as Exhibit 4.1 to the Company's Form 8-A filed with the Commission on June 13, 2001 and incorporated herein by reference)
10.1	#	Credit Agreement, dated April 6, 2000, by and among Global Healthcare Partners Limited and the Governor and Company of the Bank of Scotland (previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.2	#	Second Amended and Restated Credit Agreement, dated as of November 7, 2002, among USP Domestic Holdings, Inc., USPE Holdings Limited, various financial institutions from time to time parties thereto as the lenders and Sun Trust Bank, as Administrative Agent (previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)
10.3	#	Contribution and Purchase Agreement, dated as of May 11, 1999, by and among USP North Texas, Inc., Baylor Health Services, Texas Health Ventures Group LLC and THVG/Health First L.L.C. (previously filed as Exhibit 10.11 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.4	#	Common Stock Purchase Warrant, dated June 1, 1999 (previously filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.5	#	Stock Purchase Warrant, dated March 27, 2000 (previously filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.6	*	Employment Agreement, dated as of November 15, 2002, by and between the Company and Donald E. Steen
10.7	*	Employment Agreement, dated as of November 15, 2002, by and between the Company and William H. Wilcox
10.8	#	Stock Option and Restricted Stock Purchase Plan (previously filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.9	#	2001 Equity-Based Compensation Plan (previously filed as Exhibit 10.20 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10.10	#	Employee Stock Purchase Plan (previously filed as Exhibit 10.21 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10.11	#	Deferred Compensation Plan, effective as of February 12, 2002 (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference)
10.12	#	Supplemental Retirement Plan, effective as of February 12, 2002 (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference)
10.13	#	Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.22 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
21.1	*	List of the Company's subsidiaries.
23.1	*	Consent of KPMG LLP for United Surgical Partners International, Inc.
24.1	*	Power of Attorney—Donald E. Steen
24.2	*	Power of Attorney—William H. Wilcox
24.3	*	Power of Attorney—Mark A. Kopser
24.4	*	Power of Attorney—John J. Wellik
24.5	*	Power of Attorney—James C. Crews
24.6	*	Power of Attorney—D. Scott Mackesy
24.7	*	Power of Attorney—Thomas L. Mills
24.8	*	Power of Attorney—Boone Powell, Jr.
24.9	*	Power of Attorney—Paul B. Queally
24.10	*	Power of Attorney—David P. Zarin, M.D.
24.11	*	Power of Attorney—John C. Garrett, M.D.
24.12	*	Power of Attorney—Jerry P. Widman
24.13	*	Power of Attorney—Joel T. Allison
99.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
99.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

*
Filed herewith.

#
Previously filed.