Form 10-Q
period 2003-03-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2003-05-14
CIK 1101723

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        At May 12, 2003 there were 27,179,558 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited—in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
Assets
Cash and cash equivalents	$44,390	$47,571
Patient receivables, net of allowance for doubtful accounts of $7,393 and $7,154, respectively	45,222	39,176
Other receivables	33,716	34,735
Inventories of supplies	7,613	7,756
Deferred tax asset, net	5,657	5,657
Prepaids and other current assets	8,541	7,001

Total current assets	145,139	141,896
Property and equipment, net	290,414	270,387
Investments in affiliates	19,776	18,696
Intangible assets, net	288,596	287,584
Other assets	14,678	8,722

Total assets	$758,603	$727,285

Liabilities and Stockholders' Equity
Accounts payable	$26,701	$25,989
Accrued salaries and benefits	20,756	20,322
Due to affiliates	7,161	6,890
Accrued interest	5,356	1,650
Current portion of long-term debt	13,592	13,132
Other accrued expenses	26,524	22,501

Total current liabilities	100,090	90,484
Long-term debt, less current portion	269,274	263,571
Other long-term liabilities	8,074	4,532
Deferred tax liability, net	19,950	19,577

Total liabilities	397,388	378,164
Minority interests	29,047	26,860

Stockholders' equity:
Common stock:
Other, $0.01 par value; 200,000 shares authorized; 27,365 and 27,306 shares issued at March 31, 2003 and December 31, 2002, respectively	274	273
Additional paid-in capital	321,707	320,750
Treasury stock, at cost, 199 and 202 shares at March 31, 2003 and December 31, 2002, respectively	(3,670)	(3,733)
Deferred compensation	(2,016)	(1,226)
Receivables from sales of common stock	(78)	(191)
Accumulated other comprehensive income, net of tax	5,731	3,290
Retained earnings	10,220	3,098

Total stockholders' equity	332,168	322,261

Total liabilities and stockholders' equity	$758,603	$727,285

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited—in thousands, except per share amounts)

	Three months ended March 31,
	2003	2002
Net patient service revenue	$90,471	$65,028
Management and administrative services revenue	8,037	7,323
Equity in earnings of unconsolidated affiliates	2,541	2,096
Other income	1,010	631

Total revenues	102,059	75,078
Salaries, benefits, and other employee costs	25,496	19,116
Medical services and supplies	19,903	14,396
Other operating expenses	18,016	13,701
General and administrative expenses	6,714	5,896
Provision for doubtful accounts	1,548	1,129
Depreciation and amortization	7,437	5,656

Total operating expenses	79,114	59,894

Operating income	22,945	15,184
Interest income	316	308
Interest expense	(6,874)	(5,928)
Other	7	(47)

Total other expense, net	(6,551)	(5,667)
Income before minority interests	16,394	9,517
Minority interests in income of consolidated subsidiaries	(5,011)	(2,688)

Income before income taxes	11,383	6,829
Income tax expense	(4,261)	(2,126)

Net income	$7,122	$4,703

Net income per share attributable to common stockholders
Basic	$0.26	$0.20
Diluted	$0.26	$0.19
Weighted average number of common shares
Basic	27,047	24,107
Diluted	27,757	25,124

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited—in thousands)

	March 31,
	2003	2002
Net income	$7,122	$4,703
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	2,564	(1,952)
Net unrealized losses on securities	(123)	—

Other comprehensive income (loss)	2,441	(1,952)

Comprehensive income	$9,563	$2,751

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited—in thousands)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$7,122	$4,703
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,548	1,129
Depreciation and amortization	7,437	5,656
Amortization of debt issue costs and discount	457	363
Equity in earnings of unconsolidated affiliates	(2,541)	(2,096)
Minority interests in income of consolidated subsidiaries	5,011	2,688
Amortization of deferred compensation	122	59
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(6,835)	(5,165)
Other receivables	1,338	2,299
Inventories of supplies, prepaids and other current assets	(1,815)	(250)
Accounts payable and accrued expenses	6,190	4,832
Other long-term liabilities	481	(256)

Net cash provided by operating activities	18,515	13,962

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(9,307)	(14,484)
Purchases of property and equipment	(9,476)	(4,508)
Sales of property	—	789
Increase in deposits and notes receivable	—	(1,656)
Cash placed in escrow	(3,145)	—

Net cash used in investing activities	(21,928)	(19,859)

Cash flows from financing activities:
Proceeds from long-term debt	10,228	1,876
Payments on long-term debt	(8,388)	(4,931)
Proceeds from issuances of common stock	159	792
Distributions on investments in affiliates	(1,468)	(320)

Net cash provided by (used in) financing activities	531	(2,583)

Effect of exchange rate changes on cash	(299)	(63)

Net decrease in cash and cash equivalents	(3,181)	(8,543)
Cash and cash equivalents at beginning of period	47,571	33,881

Cash and cash equivalents at end of period	$44,390	$25,338

Supplemental information:
Interest paid	$2,645	$2,231
Income taxes paid	1,236	—
Non-cash transactions:
Assets acquired under capital lease obligations	$1,456	$223
Issuance of common stock for service contracts	63	—
Issuance of restricted stock awards	914	1,087

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)   Basis of Presentation

  (a)
  Description of Business

  United Surgical Partners International, Inc. (together with its subsidiaries, USPI or the Company), a Delaware company, was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Western Europe. At March 31, 2003, USPI, headquartered in Dallas, Texas, operated 54 surgical facilities in the United States. Of these 54 facilities, USPI consolidates the results of 25, owns a minority or otherwise noncontrolling equity interest in 26, which are accounted for under the equity method, and holds no ownership interest in the remaining three centers, which are operated by USPI under management contracts. In addition, United Surgical Partners Europe, S.L. (USPE), a company incorporated in Spain and wholly owned by USPI, managed and owned a majority interest in eight private surgical hospitals and one surgery center in Spain at March 31, 2003. Global Healthcare Partners Limited (Global), a company incorporated in England and majority owned by USPI, managed and wholly owned two private surgical hospitals in the United Kingdom at March 31, 2003.

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

  (b)
  Equity Based Compensation

  USPI applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option grants to employees. As such, USPI generally does not record compensation expense because USPI generally issues options whereby the option exercise price equals the current market price of the underlying stock on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, established accounting and disclosure requirements of SFAS No. 123. Had USPI determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, USPI's net income would have been the pro forma amounts indicated below:

	Three months ended March 31,
	2003	2002
Net income attributable to common stockholders
As reported	$7,122	$4,703
Add: Total stock-based employee compensation expense included in reported net income, net of taxes	308	103
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,310)	(744)

Pro forma	$6,120	$4,062

Basic earnings per share
As reported	0.26	0.20
Pro forma	0.23	0.17
Diluted earnings per share
As reported	0.26	0.19
Pro forma	0.22	0.16

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

(2)   Acquisitions

  In March 2003, the Company acquired 100% of a private surgical hospital in Marbella, Spain, for approximately 8.4 million euros ($9.0 million) in cash. In addition, the Company agreed to pay up to an additional total of 4.3 million euros ($4.6 million) to the sellers, depending on the resolution of certain contingencies over the next four years, of which $3.1 million has been placed in escrow and is included in other assets in the Company's balance sheet at March 31, 2003.

  Following are the unaudited pro forma results for the three months ended March 31, 2003 and 2002 as if the acquisition discussed above had occurred on January 1, 2002 (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
Net revenues	$102,880	$76,070
Net income	7,098	4,968
Basic earnings per share	0.26	0.21
Diluted earnings per share	0.26	0.20

  The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the three months ended March 31, 2003, these resulted in net cash outflows from USPI in an aggregate net amount of $0.3 million.

(3)   Earnings Per Share

  Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding options, warrants and restricted stock, except where such effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts):

	Three months ended March 31,
	2003	2002
Net income attributable to common shareholders	$7,122	$4,703
Weighted average common shares outstanding	27,047	24,107
Effect of dilutive securities:
Stock options	431	732
Warrants and restricted stock	279	285

Shares used for diluted earnings per share	27,757	25,124

Basic earnings per share	$0.26	$0.20
Diluted earnings per share	$0.26	$0.19

(4)   Segment Disclosures

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

		Western Europe
Three months ended March 31, 2003 (unaudited)	U.S.	Spain	United Kingdom	Western Europe Total	Total
Net patient service revenue	$49,006	$27,615	$13,850	$41,465	$90,471
Other revenue	10,887	701	—	701	11,588

Total revenues	$59,893	$28,316	$13,850	$42,166	$102,059

Depreciation and amortization	$4,239	$2,158	$1,040	$3,198	$7,437
Operating income	16,348	3,332	3,265	6,597	22,945
Net interest expense	(5,148)	(781)	(629)	(1,410)	(6,558)
Income tax expense	(3,078)	(504)	(679)	(1,183)	(4,261)
Total assets	424,848	197,044	136,711	333,755	758,603
Capital expenditures	4,016	2,692	4,224	6,916	10,932
Three months ended March 31, 2002 (unaudited)
Net patient service revenue	$33,638	$19,764	$11,626	$31,390	$65,028
Other revenue	9,508	542	—	542	10,050

Total revenues	$43,146	$20,306	$11,626	$31,932	$75,078

Depreciation and amortization	$3,227	$1,678	$751	$2,429	$5,656
Operating income	10,633	1,968	2,583	4,551	15,184
Net interest expense	(4,805)	(237)	(578)	(815)	(5,620)
Income tax expense	(1,570)	39	(595)	(556)	(2,126)
Total assets	357,850	138,240	85,051	223,291	581,141
Capital expenditures	2,217	854	1,660	2,514	4,731

(5)   Condensed Consolidating Financial Statements

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

Condensed Consolidating Balance Sheets:

As of March 31, 2003	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Assets:
Current assets:
Cash and cash equivalents	$8,638	$35,752	$—	$44,390
Accounts receivable, net	332	44,640	250	45,222
Other receivables	42,569	12,610	(21,463)	33,716
Inventories of supplies	236	7,377	—	7,613
Other	10,885	3,313	—	14,198

Total current assets	62,660	103,692	(21,213)	145,139
Property and equipment, net	39,260	251,742	(588)	290,414
Investments in affiliates	171,351	48	(151,623)	19,776
Intangible assets, net	165,688	124,045	(1,137)	288,596
Other	123,433	10,980	(119,735)	14,678

Total assets	$562,392	$490,507	$(294,296)	$758,603

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,263	$25,425	$13	$26,701
Accrued expenses	32,976	27,002	(181)	59,797
Current portion of long-term debt	2,472	12,364	(1,244)	13,592

Total current liabilities	36,711	64,791	(1,412)	100,090
Long-term debt	158,723	246,119	(135,568)	269,274
Other liabilities	8,999	19,025	—	28,024
Minority interests	—	7,764	21,283	29,047
Stockholders' equity	357,960	152,807	(178,599)	332,168

Total liabilities and stockholders' equity	$562,393	$490,506	$(294,296)	$758,603

As of December 31, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Assets:
Current assets:
Cash and cash equivalents	$24,712	$22,859	$—	$47,571
Accounts receivable, net	90	39,086	—	39,176
Other receivables	46,983	9,281	(21,529)	34,735
Inventories of supplies	280	7,476	—	7,756
Other	10,235	2,423	—	12,658

Total current assets	82,300	81,125	(21,529)	141,896
Property and equipment, net	39,236	231,743	(592)	270,387
Investments in affiliates	172,050	375	(153,729)	18,696
Intangible assets, net	166,036	122,685	(1,137)	287,584
Other	98,647	5,204	(95,129)	8,722

Total assets	$558,269	$441,132	$(272,116)	$727,285

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,357	$24,619	$13	$25,989
Accrued expenses	28,543	22,769	51	51,363
Current portion of long-term debt	2,453	11,937	(1,258)	13,132

Total current liabilities	32,353	59,325	(1,194)	90,484
Long-term debt	158,199	216,621	(111,249)	263,571
Other liabilities	7,936	16,173	—	24,109
Minority interests	—	7,387	19,473	26,860
Stockholders' equity	359,781	141,626	(179,146)	322,261

Total liabilities and stockholders' equity	$558,269	$441,132	$(272,116)	$727,285

Condensed Consolidating Statements of Income:

Three months ended March 31, 2003	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$18,293	$86,770	$(3,004)	$102,059
Operating expenses, excluding depreciation and amortization	12,320	62,689	(3,332)	71,677
Depreciation and amortization	2,413	5,028	(4)	7,437

Operating income	3,560	19,053	332	22,945
Interest expense, net	(2,869)	(3,689)	—	(6,558)
Other expense	78	7	(78)	7

Income before minority interests	769	15,371	254	16,394
Minority interests in income of consolidated subsidiaries	—	(2,352)	(2,659)	(5,011)
Income (loss) before income taxes	769	13,019	(2,405)	11,383
Income tax expense	(2,994)	(1,267)	—	(4,261)

Net income (loss)	$(2,225)	$11,752	$(2,405)	$7,122

Three months ended March 31, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$15,433	$61,184	$(1,539)	$75,078
Operating expenses, excluding depreciation and amortization	10,095	45,550	(1,407)	54,238
Depreciation and amortization	2,103	3,557	(4)	5,656

Operating income	3,235	12,077	(128)	15,184
Interest expense, net	(3,105)	(2,515)	—	(5,620)
Other expense	68	(47)	(68)	(47)

Income (loss) before minority interests	198	9,515	(196)	9,517
Minority interests in income of consolidated subsidiaries	—	(1,364)	(1,324)	(2,688)
Income (loss) before income taxes	198	8,151	(1,520)	6,829
Income tax expense	(1,552)	(574)	—	(2,126)

Net income (loss)	$(1,354)	$7,577	$(1,520)	$4,703

Condensed Consolidating Statements of Cash Flows:

Three months ended March 31, 2003	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(2,224)	$11,752	$(2,406)	$7,122
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	(9,888)	(5,732)	27,013	11,393

Net cash provided by (used in) operating activities	(12,112)	6,020	24,607	18,515
Cash flows from investing activities:
Purchases of property and equipment, net	(1,838)	(7,638)	—	(9,476)
Purchases of new businesses	(294)	(9,010)	—	(9,307)
Other items	(4)	(3,144)	—	(3,145)

Net cash used in investing activities	(2,136)	(19,792)	—	(21,928)
Cash flows from financing activities:
Long-term borrowings, net	(515)	26,962	(24,607)	1,840
Proceeds from issuance of common stock	159	—	—	159
Other items	(1,468)	—	—	(1,468)

Net cash provided by (used in) financing activities	(1,824)	26,962	(24,607)	531
Effect of exchange rate changes on cash	—	(299)	—	(299)
Net increase (decrease) in cash	(16,072)	12,891	—	(3,181)
Cash at the beginning of the period	24,712	22,859	—	47,571

Cash at the end of the period	$8,640	$35,750	$—	$44,390

Three months ended March 31, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(1,355)	$7,578	$(1,520)	$4,703
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	6,453	1,286	1,520	9,259

Net cash provided by operating activities	5,098	8,864	—	13,962
Cash flows from investing activities:
Purchases of property and equipment, net	(878)	(3,630)	—	(4,508)
Purchases of new businesses	(6,904)	(7,580)	—	(14,484)
Other items	(2,314)	1,447	—	(867)

Net cash used in investing activities	(10,096)	(9,763)	—	(19,859)
Cash flows from financing activities:
Long-term borrowings, net	(2,637)	(418)	—	(3,055)
Proceeds from issuance of common stock	792	—	—	792
Other items	(320)	—	—	(320)

Net cash used in financing activities	(2,165)	(418)	—	(2,583)
Effect of exchange rate changes on cash	—	(63)	—	(63)
Net decrease in cash	(7,163)	(1,380)	—	(8,543)
Cash at the beginning of the period	20,396	13,485	—	33,881

Cash at the end of the period	$13,233	$12,105	$—	$25,338

(6)   Commitments and Contingencies

  (a)
  Financial Guarantees

  As of March 31, 2003, the Company had issued guarantees of the indebtedness of its investees to third parties which could potentially require the Company to make maximum aggregate payments totaling approximately $17.9 million. Of the total, $7.8 million relates to the debt of consolidated subsidiaries, whose debt is included in the Company's consolidated balance sheet, and the remaining $10.1 million relates to the debt of unconsolidated affiliated companies, whose debt is not included in the Company's consolidated balance sheet. In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.1 million related to the guarantees the Company has issued to unconsolidated affiliates after December 31, 2002, and has not recorded any liabilities related to guarantees issued prior to January 1, 2003. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties.

  (b)
  Litigation and Professional Liability Claims

  The Company has been named as a defendant in a lawsuit filed by former shareholders of SURGICOE Corporation, which the Company acquired in March 2002. The suit alleges that the Company failed to discharge certain post-closing obligations under the acquisition agreement. The Company's management believes the suit is wholly without merit, and the Company is vigorously defending the suit.

  Additionally, in is normal course of business, USPI is subject to claims and lawsuits relating to patient treatment. USPI believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements.

(7)   Subsequent Events

  During April 2003, the Company acquired a private surgical hospital in London, England for approximately 8.4 million pounds ($13.4 million), of which the payment of approximately 0.5 million pounds ($0.7 million) has initially been deferred pending the resolution of certain contingencies.

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

Forward-Looking Statements

        Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects," "continues," "will," "may," "should," "estimates," "intends," "plans," and similar expressions, and statements regarding the Company's business strategy and plans, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; foreign currency fluctuations; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified personnel, including physicians, nurses and other health care professionals; our significant indebtedness; the availability of suitable acquisition opportunities and the length of time it takes to accomplish acquisitions; our ability to integrate new businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks, and uncertainties discussed in this Quarterly Report on Form 10-Q. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

Overview

        The Company operates surgery centers and private surgical hospitals in the United States and Western Europe. As of March 31, 2003, the Company operated 65 surgical facilities, consisting of 54 in the United States, nine in Spain, and two in the United Kingdom. Of the 54 U.S. facilities, the Company jointly operates 26 with eleven major not-for-profit healthcare systems. Overall, the Company holds ownership in 62 of the facilities and operates the remaining three facilities, which are in the United States, under management contracts.

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

        We also consider our accounting policy regarding intangible assets to be a critical accounting policy given the significance of intangible assets as compared to the total assets of the Company and the recent changes in accounting for intangible assets required under Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and other Intangible Assets (SFAS No. 142), which was issued by the Financial Accounting Standards Board on July 20, 2001 and was adopted by the Company as of January 1, 2002. There have been no significant changes in the application of SFAS No. 142 since the preparation of the Company's latest audited financial statements.

Acquisitions, Equity Investments and Development Projects

        In March 2003, we acquired a surgical hospital in Marbella, Spain, for approximately 8.4 million euros ($9.0 million) in cash. In addition, we agreed to pay up to an additional total of 4.3 million euros ($4.6 million), depending on the resolution of certain contingencies over the next four years.

        We also engage in investing transactions that are not business combinations, consisting primarily of purchases and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the three months ended March 31, 2003, these transactions resulted in net cash outflows of $0.3 million.

        During April 2003, we acquired a private surgical hospital in London, England for approximately 8.4 million pounds ($13.4 million), of which the payment of approximately 0.5 million pounds ($0.7 million) has initially been deferred pending the resolution of certain contingencies.

Sources of Revenue

        Revenues primarily include:

  •
  net patient service revenue at the facilities that we consolidate for financial reporting purposes, which are typically those in which we have ownership interests of greater than 50% or otherwise maintain effective control:

  •
  management and administrative services revenue earned from management contracts, whereby we manage the operations of surgical facilities in which we have varying levels of ownership, and from contracts to provide consulting and specific administrative services to physicians. Management service revenue and expenses earned from and incurred by facilities that we consolidate for financial reporting purposes are eliminated in consolidation and therefore not included in management service revenue or operating expenses in our consolidated income statements and accordingly have no impact on consolidated net income; and

  •
  our share of the net income or loss of the unconsolidated facilities that we account for under the equity method of accounting. These amounts are included in revenues as these operations are central to our business strategy. Through our contracts to manage these facilities, we have an active role in their operations. The level of our corporate resources devoted to fulfilling these responsibilities is significant and generally equal to that devoted to the operations of the facilities we consolidate for financial reporting purposes.

        The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three months ended March 31,
	2003	2002
Net patient service revenue	89%	86%
Management and administrative services revenue	8	10
Equity in earnings of unconsolidated affiliates	2	3
Other income	1	1

Total revenues	100%	100%

        The percentage of our total revenues that was earned from net patient service revenue increased from 86% for the three months ended March 31, 2002 to 89% for the three months ended March 31, 2003 with a corresponding decrease in the percentage of our total revenue that was earned from management and administrative services revenue, primarily as a result of our acquiring majority interests in eight surgical facilities since December 31, 2001. Our management and administrative services revenues are earned from the following types of activities (dollars in thousands):

	Three months ended March 31,
	2003	2002
Management of surgical facilities	$3,115	$1,860
Consulting and other services provided to physicians and related entities	4,922	5,463

Total management and administrative service revenues	$8,037	$7,323

        The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Three months ended March 31,
	2003	2002
Total revenues	$46,537	$28,700
Depreciation and amortization	2,487	1,238
Operating income	13,152	8,830
Interest expense, net	1,677	562
Net income	11,056	8,115
Long-term debt	80,315	28,705
USPI's equity in earnings of unconsolidated affiliates	$2,541	$2,096
USPI's implied weighted average ownership percentage based on affiliates' net income(1)	23.0%	25.8%
USPI's implied weighted average ownership percentage based on affiliates' debt(2)	24.2%	26.4%
Unconsolidated facilities operated at period end	26	21

(1)
Our weighted average percentage ownership in our unconsolidated affiliates calculated by dividing USPI's equity in earnings of unconsolidated affiliates by the total net income of the affiliates for each respective period.

(2)
Our weighted average percentage ownership in our unconsolidated affiliates calculated by multiplying the total debt of each affiliate by the percentage ownership USPI held in the affiliate as of the end of each respective period.

        For the three months ended March 31, 2003 and 2002, approximately 59% and 57% of our revenues were generated from operations in the United States and 41% and 43% from Western Europe, respectively. The increase in the percentage of our revenues generated in the United States and corresponding decrease in Western Europe resulted from focusing our development and acquisition activities primarily in the United States during the period from April 1, 2002 to March 31, 2003.

Results of Operations

        The following table summarizes certain statements of income items expressed as a percentage of revenues for the periods indicated:

	Three months ended March 31
	2003	2002
Total revenues	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	70.2	72.2
Depreciation and amortization	7.3	7.5

Operating income	22.5	20.3
Minority interests in income of consolidated entities	4.9	3.6
Interest and other expense, net	6.4	7.6

Income before income taxes	11.2	9.1
Income tax expense	(4.2)	(2.8)

Net income	7.0	6.3

EBITDA less minority interests(a)	24.9	24.2

(a)
EBITDA is calculated as operating income plus depreciation and amortization. We use EBITDA and EBITDA less minority interests as analytical indicators for purposes of allocating resources and assessing performance. EBITDA is commonly used as an analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculation methods, EBITDA as presented by United Surgical Partners International may not be comparable to similarly titled measures of other companies.

        The following table reconciles EBITDA less minority interests to operating income and to net cash provided by operating activities:

	Three months ended March 31,
	2003	2002
Operating income	$22,945	$15,184
Depreciation and amortization	7,437	5,656
Minority interests in income of consolidated subsidiaries	(5,011)	(2,688)

EBITDA less minority interests	$25,371	$18,152
Minority interest expense	5,011	2,688
Provision for doubtful accounts	1,548	1,129
Amortization of debt issue costs, discount, and deferred compensation	579	422
Interest and other nonoperating expense	(6,551)	(5,667)
Income tax expense	(4,261)	(2,126)
Equity in earnings of unconsolidated affiliates	(2,541)	(2,096)
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses	(641)	1,460

Net cash provided by operating activities	$18,515	$13,962

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        Revenues increased by $27.0 million, or 36%, to $102.1 million for the three months ended March 31, 2003 from $75.1 million for the three months ended March 31, 2002. Of this increase in revenues, $12.6 million was contributed by facilities acquired or opened since December 31, 2001. The U.S. dollar was weaker relative to the Eurodollar and the British pound during the three months ended March 31, 2003 as compared to the same period in the prior year, resulting in a positive impact of $6.5 million on year over year revenues for the facilities in Western Europe that were owned in both 2003 and 2002 ("same store" facilities). Absent this foreign exchange impact, same store facilities in Western Europe contributed $2.6 million more to consolidated revenues in the three months ended March 31, 2003 as compared to the same period in 2002. The remaining increase in revenues was contributed by same store U.S. facilities, which performed approximately 11.0% more cases in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

        Operating expenses, excluding depreciation and amortization, increased by $17.5 million, or 32%, to $71.7 million for the three months ended March 31, 2003 from $54.2 million for the three months ended March 31, 2002. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 70.2% for the three months ended March 31, 2003 from 72.2% for the three months ended March 31, 2002, primarily as a result of operating efficiencies at our facilities and improved economies of scale as we expanded.

        EBITDA less minority interests increased $7.2 million, or 40%, to $25.4 million for the three months ended March 31, 2003 from $18.2 million for the three months ended March 31, 2002. Of this increase in EBITDA less minority interests, $2.7 million was contributed by facilities acquired or opened since March 31, 2002. EBITDA less minority interests, as a percentage of revenues, increased to 24.9% for the three months ended March 31, 2003 from 24.2% for the three months ended March 31, 2002, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue.

        Depreciation and amortization increased $1.7 million, or 31%, to $7.4 million for the three months ended March 31, 2003 from $5.7 million for the three months ended March 31, 2002, primarily as a result of additional depreciation on tangible assets added through acquisitions. Depreciation and amortization, as a percentage of revenues, decreased to 7.3% for the three months ended March 31, 2003 from 7.5% for the three months ended March 31, 2002.

        Operating income increased $7.7 million, or 51%, to $22.9 million for the three months ended March 31, 2003 from $15.2 million for the three months ended March 31, 2002, primarily as a result of the impact of acquisitions and improved operating margins at our facilities, as discussed above. Operating income, as a percentage of revenues, increased to 22.5% for the three months ended March 31, 2003 from 20.2% for the three months ended March 31, 2002, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue.

        Interest expense, net of interest income, increased 16% to $6.6 million for the three months ended March 31, 2003 from $5.7 million for the three months ended March 31, 2002 primarily as a result of interest expense on debt of facilities acquired since December 31, 2001.

        Provision for income taxes and our overall effective tax rates were $4.3 million and 37% for the three months ended March 31, 2003, compared to $2.1 million and 31% for the three months ended March 31, 2002, respectively. The increase in our actual provision for income taxes and in our overall effective tax rate primarily results from our accruing no net income tax expense in Spain prior to January 1, 2003, at which time we began accruing taxes at rates approximating statutory rates. We utilized net operating loss carryforwards (NOLs) to offset current taxable income as our Spain operations achieved profitability for the first time during 2002, and during the fourth quarter of 2002 we recognized the benefit of a portion of our Spain NOLs generated during our initial years of operations as the realization of a portion of our Spain NOLs was deemed "more likely than not."

        Net income was $7.1 million for the three months ended March 31, 2003 compared to $4.7 million for the three months ended March 31, 2002. This $2.4 million improvement primarily results from the increased revenues and improved operating efficiencies and economies of scale related to expenses discussed above.

Liquidity and Capital Resources

        During the three months ended March 31, 2003, the Company generated $18.5 million of cash flows from operations as compared to $14.0 million during the three months ended March 31, 2002.

        During the three months ended March 31, 2003, the Company's net cash required for investing activities was $21.9 million, consisting primarily of $9.3 million for the purchase of businesses and equity interests, net of cash received, and $9.5 million for the purchase of property and equipment. The $9.3 million primarily consists of the $9.0 million paid for the acquisition of a private surgical hospital in Marbella, Spain and net incremental investments in unconsolidated affiliates of $0.3 million. Approximately $2.8 million of the property and equipment purchases related to ongoing development projects and the remaining $6.7 million represents purchases of equipment at existing facilities. The $21.9 million of cash used in investing activities was funded primarily with cash flows from operations and additionally through borrowings by individual facilities. Net cash provided by financing activities during the three months ended March 31, 2003 was $0.5 million. Cash and cash equivalents were $44.3 million at March 31, 2003 as compared to $47.6 million at December 31, 2002, and net working capital was $45.0 million at March 31, 2003 as compared to $51.4 million at December 31, 2002.

        In November 2002, we entered into a second amended and restated revolving credit facility with a group of commercial lenders providing us with the ability to borrow up to $115.0 million for acquisitions and general corporate purposes in the United States and Spain or for any new subsidiary that becomes a guarantor of the facility. A total of $15.0 million of borrowings under the facility may be used by subsidiaries that are not guarantors, including subsidiaries in the United Kingdom. Borrowings under our second amended and restated credit facility mature on November 7, 2005. As of March 31, 2003, no amounts were outstanding under this facility and $46.5 million was available for borrowing based on actual reported consolidated financial results. Maximum availability under the facility is based upon pro forma EBITDA including EBITDA from acquired entities. Assuming historical purchase multiples of annual EBITDA of potential acquisition targets, approximately $77.4 million would be available for borrowing to finance acquisitions as of March 31, 2003, of which none was drawn at March 31, 2003. Our second amended and restated credit facility agreement and the indenture governing our Senior Subordinated Notes contain various restrictive covenants including covenants that limit our ability and the ability of certain of our subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock.

        Additionally, one of our U.K. subsidiaries has a credit agreement with a commercial lender in the United Kingdom that provides for total borrowings of £42.0 million (approximately $66.3 million as of March 31, 2003) under three separate facilities. At March 31, 2003, total outstanding borrowings under this credit agreement were approximately $54.1 million, which represents total borrowings net of scheduled repayments of $10.6 million that have been made under the agreement, and approximately $1.6 million was available for borrowings. Borrowings under this agreement bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. We pledged the capital stock of our U.K.

subsidiaries to secure borrowings under this agreement. We were in compliance with all debt covenants as of March 31, 2003.

	Payments Due by Period (In Thousands)
Contractual Cash Obligations	Total	Within 1 year	1 to 3 years	4 to 5 years	Beyond 5 years
Long term debt
Senior Subordinated Notes	$150,000	$—	$—	$—	$150,000
U.S. Credit Facility	—	—	—	—	—
U.K. Credit Facility	54,089	2,369	6,228	10,579	34,913
Loans from former owners of subsidiaries	1,298	746	552	—	—
Other debt at operating subsidiaries	13,484	4,037	6,570	1,909	968
Capitalized lease obligations:
U.S. operating subsidiaries	50,094	8,080	12,841	4,792	24,381
Western Europe operating Subsidiaries	86,924	4,404	7,951	7,177	67,392
Operating lease obligations:
U.S. operating subsidiaries	49,497	6,388	11,647	10,509	20,953
Western Europe operating Subsidiaries	8,637	1,260	1,850	1,600	3,927
Total contractual cash obligations	$414,023	$27,284	$47,639	$36,566	$302,534

        Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $79.3 million at March 31, 2003, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary's amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 84.1% at March 31, 2003. Additionally, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements. At March 31, 2003, the total obligations of these unconsolidated affiliates under debt and capital lease obligations was approximately $80.3 million. Our average percentage ownership, weighted based on the individual affiliate's amount of debt and capitalized lease obligations, of these unconsolidated affiliates was 24.2% at March 31, 2003. USPI or one of its wholly owned subsidiaries had collectively guaranteed $10.1 million in total debt and capital lease obligations of our unconsolidated affiliates as of March 31, 2003.

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

        Our acquisition and development program will require substantial capital resources, which we estimate to range from $40.0 million to $60.0 million per year over the next three years, including an estimated $2.7 million related to additional consideration to the sellers of acquired facilities based upon those facilities achieving certain financial targets and potentially an additional $4.6 million related to the resolution of certain contingencies related to the Marbella acquisition, of which $3.1 million has been placed in escrow and is reported in other assets in our consolidated balance sheet. In addition, the operations of our existing surgical facilities will require ongoing capital expenditures. We believe that existing funds, cash flows from operations and borrowings under our credit facilities will provide sufficient liquidity for at least the next twelve months.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime, LIBOR or Euribor. At March 31, 2003, $148.9 million of our total outstanding debt was the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $5.4 million was in other fixed rate instruments and the remaining $62.6 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of $0.6 million. The Senior Subordinated Notes, which represent 97% of our total fixed rate debt at March 31, 2003, are considered to have a fair value, based upon recent trading, of $160.9 million, which is approximately $12.0 million higher than the carrying value at March 31, 2003.

        Our international revenues are a significant portion of our total revenues. We are exposed to risks associated with operating internationally, including:

  •
  foreign currency exchange risk; and

  •
  taxes and regulatory changes.

        Our international operations operate in a natural hedge to a large extent because both expenses and revenues are denominated in local currency. Additionally, our borrowings in the United Kingdom are currently denominated in local currency. Historically, the cash generated from our operations in Spain and the United Kingdom has been utilized within each of those countries to finance development and acquisition activity as well as for repayment of debt denominated in local currency. Accordingly, we have not utilized financial instruments to hedge our foreign currency exchange risk.

        Inflation and changing prices have not significantly affected our operating results or the markets in which we perform services.

ITEM 4. Controls and Procedures

        The Chairman and Chief Executive Officer and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of such evaluation.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        We have been named as a defendant in a lawsuit filed by former shareholders of Surgicoe Corporation, which we aquired in March 2002. The suit alleges that we failed to discharge certain post-closing obligations under the acquisition agreement. We believe that the suit is wholly without merit, and we are vigorously defending the suit. In addition, from time to time, we may be named as a party to legal claims and proceedings in the ordinary course of business. We are not aware of any other claims or proceedings against us or our subsidiaries that might have a material adverse impact on us.

ITEM 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits:

99.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350
99.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350

*
Filed herewith.

        (b)   Reports on Form 8-K:

    The Company filed a report on Form 8-K dated January 7, 2003 to furnish, pursuant to Regulation FD, a copy of materials dated January 2003 and prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

    The Company filed a report on Form 8-K dated February 4, 2003 to furnish a news release regarding a lawsuit in which the Company was named as a defendant.

    The Company filed a report on Form 8-K dated February 21, 2003 to furnish, pursuant to Regulation FD, a news release announcing the Company's results for the quarter and year ended December 31, 2002.

    The Company filed a report on Form 8-K dated March 3, 2003 to furnish, pursuant to Regulation FD, a copy of materials dated March 2003 and prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

    The Company filed a report on Form 8-K dated March 24, 2003 to furnish, pursuant to Regulation FD, a news release describing the Company's joint venture with Catholic Healthcare West and acquisition of a hospital in Marbella, Spain.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.
Date: May 14, 2003	By:	/s/ MARK A. KOPSER Mark A. Kopser Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)
	By:	/s/ JOHN J. WELLIK John J. Wellik Senior Vice President, Accounting and Administration, Compliance Officer and Secretary (Principal Accounting Officer)

CERTIFICATION

I, Donald E. Steen, Chairman of the Board and Chief Executive Officer of United Surgical Partners International, Inc. (the "Company"), certify that:

1.
I have reviewed this quarterly report on Form 10-Q of the Company;

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

Date: May 14, 2003

/s/ Donald E. Steen
Donald E. Steen
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, Mark A. Kopser, Senior Vice President and Chief Financial Officer of United Surgical Partners International, Inc. (the "Company"), certify that:

1.
I have reviewed this quarterly report on Form 10-Q of the Company;

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

Date: May 14, 2003

/s/ Mark A. Kopser
Mark A. Kopser
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

99.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. § 1350
99.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350

*
Filed herewith.

QuickLinks

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES INDEX
UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES Consolidated Statements of Income (Unaudited—in thousands, except per share amounts)
UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Unaudited—in thousands)
UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited—in thousands)
UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)
  Condensed Consolidating Balance Sheets
  Condensed Consolidating Statements of Income
SIGNATURES
CERTIFICATION
CERTIFICATION
Exhibit Index