Form 10-Q
period 2003-06-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2003-08-08
CIK 1101723

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to to

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

        At August 5, 2003 there were 27,265,734 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

Note: Items 2, 3, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited—in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
Assets
Cash and cash equivalents	$34,444	$47,571
Patient receivables, net of allowance for doubtful accounts of $7,232 and $7,154, respectively	49,282	39,176
Other receivables	25,805	34,735
Inventories of supplies	8,142	7,756
Deferred tax asset, net	5,701	5,657
Prepaids and other current assets	9,453	7,001

Total current assets	132,827	141,896
Property and equipment, net	315,992	270,387
Investments in affiliates	21,875	18,696
Intangible assets, net	309,488	287,584
Other assets	19,483	8,722

Total assets	$799,665	$727,285

Liabilities and Stockholders' Equity
Accounts payable	$31,222	$25,989
Accrued salaries and benefits	20,551	20,322
Due to affiliates	8,287	6,890
Accrued interest	1,600	1,650
Current portion of long-term debt	15,465	13,132
Other accrued expenses	24,254	22,501

Total current liabilities	101,379	90,484
Long-term debt, less current portion	281,560	263,571
Other long-term liabilities	8,447	4,532
Deferred tax liability, net	25,039	19,577

Total liabilities	416,425	378,164
Minority interests	32,413	26,860
Stockholders' equity:
Common stock:
Other, $0.01 par value; 200,000 shares authorized; 27,385 and 27,306 shares issued at June 30, 2003 and December 31, 2002, respectively	274	273
Additional paid-in capital	321,748	320,750
Treasury stock, at cost, 137 and 202 shares at June 30, 2003 and December 31, 2002, respectively	(2,522)	(3,733)
Deferred compensation	(2,050)	(1,226)
Receivables from sales of stock	(22)	(191)
Accumulated other comprehensive income, net of tax	15,018	3,290
Retained earnings	18,381	3,098

Total stockholders' equity	350,827	322,261

Total liabilities and stockholders' equity	$799,665	$727,285

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited—in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net patient service revenue	$98,094	$74,393	$188,564	$139,421
Management and administrative services revenue	9,161	8,363	17,198	15,686
Equity in earnings of unconsolidated affiliates	3,265	2,397	5,806	4,493
Other income	1,024	688	2,035	1,319

Total revenues	111,544	85,841	213,603	160,919
Salaries, benefits, and other employee costs	27,407	20,852	52,903	39,968
Medical services and supplies	21,129	16,759	41,032	31,155
Other operating expenses	19,955	15,319	37,971	29,019
General and administrative expenses	7,373	6,383	14,087	12,279
Provision for doubtful accounts	1,994	1,570	3,542	2,698
Depreciation and amortization	7,870	6,321	15,307	11,978

Total operating expenses	85,728	67,204	164,842	127,097

Operating income	25,816	18,637	48,761	33,822
Interest income	194	81	511	389
Interest expense	(6,860)	(6,283)	(13,734)	(12,211)
Other	103	(26)	109	(73)

Total other expense, net	(6,563)	(6,228)	(13,114)	(11,895)
Income before minority interests	19,253	12,409	35,647	21,927
Minority interests in income of consolidated subsidiaries	(6,178)	(3,418)	(11,188)	(6,106)

Income before income taxes	13,075	8,991	24,459	15,821
Income tax expense	(4,902)	(2,877)	(9,164)	(5,003)

Net income	$8,173	$6,114	$15,295	$10,818

Net income per share attributable to common stockholders
Basic	$0.30	$0.25	$0.57	$0.45
Diluted	$0.29	$0.24	$0.55	$0.43
Weighted average number of common shares
Basic	27,064	24,270	27,055	24,189
Diluted	27,950	25,655	27,854	25,430

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited—in thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$8,173	$6,114	$15,295	$10,818
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	9,149	13,476	11,713	11,524
Net unrealized gains on securities	138	—	15	—

Other comprehensive income	9,287	13,476	11,728	11,524

Comprehensive income	$17,460	$19,590	$27,023	$22,342

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited—in thousands)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$15,295	$10,818
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	3,542	2,698
Depreciation and amortization	15,307	11,978
Amortization of debt issue costs and discount	905	748
Equity in earnings of unconsolidated affiliates	(5,806)	(4,493)
Minority interests in income of consolidated subsidiaries	11,188	6,106
Amortization of deferred compensation	279	145
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(11,261)	(7,534)
Other receivables	9,919	1,509
Inventories of supplies, prepaids and other current assets	(2,324)	111
Accounts payable and other current liabilities	2,979	(426)
Other long-term liabilities	4,933	2,386

Net cash provided by operating activities	44,956	24,046

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(35,307)	(34,653)
Purchases of property and equipment	(20,720)	(11,140)
Sales of property	—	789
Decrease (increase) in deposits and notes receivable	(4,256)	140
Cash placed in escrow	(3,145)	—

Net cash used in investing activities	(63,428)	(44,864)

Cash flows from financing activities:
Proceeds from long-term debt	37,341	35,289
Payments on long-term debt	(29,006)	(24,938)
Proceeds from issuances of common stock	965	2,860
Distributions on investments in affiliates	(3,766)	(1,281)

Net cash provided by (used in) financing activities	5,534	(11,930)

Effect of exchange rate changes on cash	(189)	90

Net decrease in cash and cash equivalents	(13,127)	(8,798)
Cash and cash equivalents at beginning of period	47,571	33,881

Cash and cash equivalents at end of period	$34,444	$25,083

Supplemental information:
Interest paid	$13,092	$12,016
Income taxes paid	1,814	1,246
Non-cash transactions:
Assets acquired under capital lease obligations	1,669	530
Issuance of common stock for service contracts	254	761
Issuance of restricted stock awards	1,103	—

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

  (a)
  Description of Business

  United Surgical Partners International, Inc. (together with its subsidiaries, USPI or the Company), a Delaware company, was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Western Europe. At June 30, 2003, USPI, headquartered in Dallas, Texas, operated 56 surgical facilities in the United States. Of these 56 facilities, USPI consolidates the results of 26, owns a minority or otherwise noncontrolling equity interest in 29, which are accounted for under the equity method, and holds no ownership interest in the remaining facility, which is operated by USPI under a management contract. In addition, United Surgical Partners Europe, S.L. (USPE), a company incorporated in Spain and majority owned by USPI, managed and owned a majority interest in eight private surgical hospitals and one surgery center in Spain at June 30, 2003. Global Healthcare Partners Limited (Global), a company incorporated in England and majority owned by USPI, managed and wholly owned three private surgical hospitals in the United Kingdom at June 30, 2003.

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

  (b)
  Equity Based Compensation

  USPI applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option grants to employees. As such, USPI generally does not record compensation expense because USPI generally issues options whereby the option exercise price equals the current market price of the underlying stock on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As permitted under SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Had USPI determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, USPI's net income would have been the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income attributable to common stockholders
As reported	$8,173	$6,114	$15,295	$10,818
Add: Total stock-based employee compensation expense included in reported net income, net of taxes	451	120	759	223
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,520)	(798)	(2,830)	(1,543)

Pro forma	$7,104	$5,436	$13,224	$9,498

Basic earnings per share
As reported	$0.30	$0.25	$0.57	$0.45
Pro forma	0.26	0.22	0.49	0.39
Diluted earnings per share
As reported	0.29	0.24	0.55	0.43
Pro forma	0.25	0.21	0.47	0.37

  The fair values in the table above were estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: risk-free interest rates ranging from 2.3% to 6.3%, expected dividend yield of zero, expected volatility of the market price of the Company's common stock of 40%, and an expected life of the option ranging from three to five years.

  Total stock-based employee compensation expense included in net income, as reported, primarily consists of expense related to grants to employees of the Company's common stock and a December 2000 grant of stock options at a price lower than the current market price at the date of grant. The compensation amounts related to these grants are being amortized into expense over the estimated service periods.

  The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

(2) Acquisitions

  In March 2003, the Company acquired 100% of a private surgical hospital in Marbella, Spain, for approximately €8.4 million ($9.0 million) in cash. In addition, the Company agreed to pay up to an additional total of €4.3 million ($4.9 million) to the sellers, depending on the resolution of certain contingencies over the next four years, of which €2.9 million ($3.4 million) has been placed in escrow and is included in other assets in the Company's balance sheet at June 30, 2003.

  During April 2003, the Company acquired a private surgical hospital in London, England for approximately £8.7 million ($13.8 million), of which the payment of approximately £0.5 million ($0.8 million) has been deferred pending the resolution of certain contingencies.

  During June 2003, the Company acquired a 65% interest in an ambulatory surgery center in Austin, Texas for $10.8 million in cash.

  Following are the unaudited pro forma results for the three months and six months ended June 30, 2003 and 2002 as if the acquisitions discussed above had occurred on January 1, 2002 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net revenues	$112,638	$89,867	$218,174	$168,440
Net income	8,199	6,849	15,555	12,187
Basic earnings per share	0.30	0.28	0.57	0.50
Diluted earnings per share	0.29	0.27	0.56	0.48

  The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the six months ended June 30, 2003, these transactions resulted in net cash outflows from USPI in an aggregate amount of $1.7 million.

(3) Earnings Per Share

  Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding options, warrants and restricted stock, except where such effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income attributable to common shareholders	$8,173	$6,114	$15,295	$10,818
Weighted average common shares outstanding	27,064	24,270	27,055	24,189
Effect of dilutive securities:
Stock options	589	1,081	512	945
Warrants and restricted stock	297	304	287	296

Shares used for diluted earnings per share	27,950	25,655	27,854	25,430

Basic earnings per share	$0.30	$0.25	$0.57	$0.45
Diluted earnings per share	$0.29	$0.24	$0.55	$0.43

(4) Other Receivables

  During the second quarter, the Company modified some of the agreements under which the Company provides certain administrative services to physicians, eliminating the financing of accounts receivable from the scope of administrative services provided by the Company. As a result, the Company collected approximately $7.0 million of the outstanding other receivables from these physicians.

(5) Segment Disclosures

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

		Western Europe
Three months ended June 30, 2003 (unaudited)	U.S.	Spain	United Kingdom	Western Europe Total	Total
Net patient service revenue	$53,493	$30,398	$14,203	$44,601	$98,094
Other revenue	12,764	686	—	686	13,450

Total revenues	$66,257	$31,084	$14,203	$45,287	$111,544

Depreciation and amortization	$4,411	$2,369	$1,090	$3,459	$7,870
Operating income	20,155	3,759	1,902	5,661	25,816
Net interest expense	(4,090)	(2,095)	(481)	(2,576)	(6,666)
Income tax expense	(4,004)	(617)	(281)	(898)	(4,902)
Total assets	441,221	211,279	147,165	358,444	799,665
Capital expenditures	3,024	3,470	4,963	8,433	11,457
		Western Europe
Three months ended June 30, 2002 (unaudited)	U.S.	Spain	United Kingdom	Western Europe Total	Total
Net patient service revenue	$39,369	$23,353	$11,671	$35,024	$74,393
Other revenue	10,762	686	—	686	11,448

Total revenues	$50,131	$24,039	$11,671	$35,710	$85,841

Depreciation and amortization	$3,878	$1,632	$811	$2,443	$6,321
Operating income	13,179	3,085	2,373	5,458	18,637
Net interest expense	(5,184)	(437)	(581)	(1, 081)	(6,202)
Income tax benefit (expense)	(2,487)	45	(435)	(390)	(2,877)
Total assets	382,000	157,715	92,953	250,668	632,668
Capital expenditures	2,072	1,341	3,526	4,867	6,939
		Western Europe
Six months ended June 30, 2003 (unaudited)	U.S.	Spain	United Kingdom	Western Europe Total	Total
Net patient service revenue	$102,498	$58,013	$28,053	$86,066	$188,564
Other revenue	23,652	1,387	—	1,387	25,039

Total revenues	$126,150	$59,400	$28,053	$87,453	$213,603

Depreciation and amortization	$8,649	$4,528	$2,130	$6,658	$15,307
Operating income	36,503	7,092	5,166	12,258	48,761
Net interest expense	(8,169)	(3,944)	(1,110)	(5,054)	(13,223)
Income tax expense	(7,081)	(1,122)	(961)	(2,083)	(9,164)
Total assets	441,221	211,279	147,165	358,444	799,665
Capital expenditures	7,040	6,162	9,187	15,349	22,389

		Western Europe
Six months ended June 30, 2002 (unaudited)	U.S.	Spain	United Kingdom	Western Europe Total	Total
Net patient service revenue	$73,007	$43,117	$23,297	$66,414	$139,421
Other revenue	20,270	1,228	—	1,228	21,497

Total revenues	$93,277	$44,345	$23,297	$67,642	$160,918

Depreciation and amortization	$7,107	$3,309	$1,562	$4,871	$11,978
Operating income	23,813	5,054	4,955	10,009	33,822
Net interest expense	(9,988)	(676)	(1,158)	(1,834)	(11,822)
Income tax benefit (expense)	(4,057)	84	(1,030)	(946)	(5,003)
Total assets	382,000	157,715	92,953	250,668	632,668
Capital expenditures	4,289	2,195	5,186	7,381	11,670

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

Condensed Consolidating Balance Sheets:

As of June 30, 2003	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Assets:
Current assets:
Cash and cash equivalents	$10,806	$23,638	$—	$34,444
Accounts receivable, net	96	48,636	550	49,282
Other receivables	54,032	7,057	(35,284)	25,805
Inventories of supplies	242	7,900	—	8,142
Other	10,409	4,745	—	15,154

Total current assets	75,585	91,976	(34,734)	132,827
Property and equipment, net	38,805	277,775	(588)	315,992
Investments in affiliates	165,229	(329)	(143,025)	21,875
Intangible assets, net	176,113	134,512	(1,137)	309,488
Other	109,651	15,986	(106,154)	19,483

Total assets	$565,383	$519,920	$(285,638)	$799,665

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,740	$29,469	$13	$31,222
Accrued expenses	28,938	25,022	732	54,692
Current portion of long-term debt	2,666	13,845	(1,046)	15,465

Total current liabilities	33,344	68,336	(301)	101,379
Long-term debt	163,570	254,966	(136,976)	281,560
Other liabilities	13,019	20,467	—	33,486
Minority interests	—	10,084	23,008	33,092
Stockholders' equity	355,450	166,067	(171,369)	350,148

Total liabilities and stockholders' equity	$565,383	$519,920	$(285,638)	$799,665

As of December 31, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Assets:
Current assets:
Cash and cash equivalents	$24,712	$22,859	$—	$47,571
Accounts receivable, net	90	39,086	—	39,176
Other receivables	46,983	9,281	(21,529)	34,735
Inventories of supplies	280	7,476	—	7,756
Other	10,235	2,423	—	12,658

Total current assets	82,300	81,125	(21,529)	141,896
Property and equipment, net	39,236	231,743	(592)	270,387
Investments in affiliates	172,050	375	(153,729)	18,696
Intangible assets, net	166,036	122,685	(1,137)	287,584
Other	98,647	5,204	(95,129)	8,722

Total assets	$558,269	$441,132	$(272,116)	$727,285

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,357	$24,619	$13	$25,989
Accrued expenses	28,543	22,769	51	51,363
Current portion of long-term debt	2,453	11,937	(1,258)	13,132

Total current liabilities	32,353	59,325	(1,194)	90,484
Long-term debt	158,199	216,621	(111,249)	263,571
Other liabilities	7,936	16,173	—	24,109
Minority interests	—	7,387	19,473	26,860
Stockholders' equity	359,781	141,626	(179,146)	322,261

Total liabilities and stockholders' equity	$558,269	$441,132	$(272,116)	$727,285

Condensed Consolidating Statements of Income:

Six months ended June 30, 2003	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$38,612	$181,159	$(6,168)	$213,603
Operating expenses, excluding depreciation and amortization	25,662	130,746	(6,873)	149,535
Depreciation and amortization	4,980	10,331	(4)	15,307

Operating income	7,970	40,082	709	48,761
Interest expense, net	(5,822)	(7,402)	—	(13,223)
Other expense	157	107	(155)	109

Income before minority interests	2,305	32,788	554	35,647
Minority interests in income of consolidated subsidiaries	—	(5,225)	(5,963)	(11,188)
Income (loss) before income taxes	2,305	27,563	(5,409)	24,459
Income tax expense	(6,912)	(2,252)	—	(9,164)

Net income (loss)	$(4,607)	$25,311	$(5,409)	$15,295

Six months ended June 30, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$32,708	$131,921	$(3,710)	$160,919
Operating expenses, excluding depreciation and amortization	23,269	95,501	(3,651)	115,119
Depreciation and amortization	4,686	7,304	(12)	11,978

Operating income	4,753	29,116	(47)	33,822
Interest expense, net	(6,775)	(5,047)	—	(11,822)
Other expense	136	(73)	(136)	(73)

Income (loss) before minority interests	(1,886)	23,996	(183)	21,927
Minority interests in income of consolidated subsidiaries	—	(2,975)	(3,131)	(6,106)
Income (loss) before income taxes	(1,886)	21,021	(3,314)	15,821
Income tax expense	(3,619)	(1,384)	—	(5,003)

Net income (loss)	$(5,505)	$19,637	$(3,314)	$10,818

Condensed Consolidating Statements of Cash Flows:

Six months ended June 30, 2003	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(4,605)	$25,309	$(5,409)	$15,295
Changes in operating and intercompany assets and liabilities and noncash items included in net income(loss)	10,174	(12,513)	32,000	29,661

Net cash provided by operating activities	5,569	12,796	26,591	44,956
Cash flows from investing activities:
Purchases of property and equipment, net	(3,281)	(17,439)	—	(20,720)
Purchases of new businesses	(13,549)	(21,758)	—	(35,307)
Other items	(4,257)	(3,144)	—	(7,401)

Net cash used in investing activities	(21,087)	(42,341)	—	(63,428)
Cash flows from financing activities:
Long-term borrowings, net	4,413	30,513	(26,591)	8,335
Proceeds from issuance of common stock	965	—	—	965
Other items	(3,766)	—	—	(3,766)

Net cash provided by (used in) financing activities	1,612	30,513	(26,591)	5,534
Effect of exchange rate changes on cash	—	(189)	—	(189)
Net increase (decrease) in cash	(13,906)	779	—	(13,127)
Cash at the beginning of the period	24,712	22,859	—	47,571

Cash at the end of the period	$10,806	$23,638	—	$34,444

Six months ended June 30, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(5,505)	$19,637	$(3,314)	$10,818
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	11,241	(1,277)	3,264	13,228

Net cash provided by operating activities	5,736	18,360	(50)	24,046
Cash flows from investing activities:
Purchases of property and equipment, net	(1,966)	(9,174)	—	(11,140)
Purchases of new businesses	(27,157)	(7,580)	84	(34,653)
Other items	(518)	1,447	—	929

Net cash used in investing activities	(29,641)	(15,307)	84	(44,864)
Cash flows from financing activities:
Long-term borrowings, net	12,365	(2,014)	—	10,351
Proceeds from issuance of common stock	2,860	84	(84)	2,860
Other items	(1,281)	—	—	(1,281)

Net cash used in financing activities	13,944	(1,930)	(84)	11,930
Effect of exchange rate changes on cash	—	40	50	90
Net decrease in cash	(9,961)	1,163	—	(8,798)
Cash at the beginning of the period	20,396	13,485	—	33,881

Cash at the end of the period	$10,435	$14,648	$—	$25,083

(7) Commitments and Contingencies

  (a)
  Financial Guarantees

  As of June 30, 2003, the Company had issued guarantees of the indebtedness of its investees to third parties which could potentially require the Company to make maximum aggregate payments totaling approximately $31.1 million. Of the total, $20.2 million relates to the debt of consolidated subsidiaries, whose debt is included in the Company's consolidated balance sheet, and the remaining $10.9 million relates to the debt of unconsolidated affiliated companies, whose debt is not included in the Company's consolidated balance sheet. In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.1 million related to the guarantees the Company has issued to unconsolidated affiliates after December 31, 2002, and has not recorded any liabilities related to guarantees issued prior to January 1, 2003. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties.

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

(8) Subsequent Events

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

Forward-Looking Statements

        Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "expects," "continues," "will," "may," "should," "estimates," "intends," "plans," and similar expressions, and statements regarding the Company's business strategy and plans, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management's current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company's actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; foreign currency fluctuations; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified personnel, including physicians, nurses and other health care professionals; our significant indebtedness; the availability of suitable acquisition opportunities and the length of time it takes to accomplish acquisitions; our ability to integrate new businesses with our existing operations and certain additional factors, risks, and uncertainties discussed in this Quarterly Report on Form 10-Q. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

Overview

        The Company operates surgery centers and private surgical hospitals in the United States and Western Europe. As of June 30, 2003, the Company operated 68 surgical facilities, consisting of 56 in the United States, nine in Spain, and three in the United Kingdom. Of the 56 U.S. facilities, the Company jointly operates 28 with twelve major not-for-profit healthcare systems. Overall, the Company holds ownership in 67 of the facilities and operates the remaining facility, which is in the United States, under a management contract.

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

Acquisitions, Equity Investments and Development Projects

        In March 2003, we acquired a surgical hospital in Marbella, Spain, for approximately €8.4 million ($9.0 million) in cash. In addition, we agreed to pay up to an additional total of €4.3 million ($4.9 million), depending on the resolution of certain contingencies over the next four years.

        During April 2003, we acquired a private surgical hospital in London, England for approximately £8.7 million ($13.8 million), of which the payment of approximately £0.5 million ($0.8 million) has initially been deferred pending the resolution of certain contingencies.

        During June 2003, we acquired a 65% interest in an ambulatory surgery center in Austin, Texas for $10.8 million in cash.

        We also engage in investing transactions that are not business combinations, consisting primarily of purchases and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the six months ended June 30, 2003, these transactions resulted in net cash outflows of $1.7 million.

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

        The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net patient service revenue	88%	86%	88%	86%
Management and administrative services revenue	8	10	8	10
Equity in earnings of unconsolidated affiliates	3	3	3	3
Other income	1	1	1	1

Total revenues	100%	100%	100%	100%

        The percentage of our total revenues that was earned from net patient service revenue increased from 86% for the three months and six months ended June 30, 2002 to 88% for the three months and six months ended June 30, 2003, with a corresponding decrease in the percentage of our total revenue that was earned from management and administrative services revenue, primarily as a result of our acquiring majority interests in nine surgical facilities since December 31, 2001. Our management and administrative services revenues are earned from the following types of activities (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Management of surgical facilities	$3,836	$2,488	$6,951	$4,348
Consulting and other services provided to physicians and related entities	5,325	5,875	10,247	11,338

Total management and administrative service revenues	$9,161	$8,363	$17,198	$15,686

        The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Total revenues	$56,051	$35,606	$102,588	$64,306
Depreciation and amortization	2,761	1,783	5,248	3,021
Operating income	16,657	11,517	29,809	20,347
Interest expense, net	1,744	1,137	3,421	1,700
Net income	14,725	10,145	25,781	18,269
Long-term debt	82,079	46,435	82,079	46,435
USPI's equity in earnings of unconsolidated affiliates	3,265	$2,397	5,806	4,493
USPI's imputed weighted average ownership percentage based on affiliates' net income(1)	22.2%	23.6%	22.5%	24.5%
USPI's imputed weighted average ownership percentage based on affiliates' debt(2)	23.5%	29.2%	23.5%	29.2%
Unconsolidated facilities operated at period end	29	23	29	23

(1)
Calculated by dividing USPI's equity in earnings of unconsolidated affiliates by the total net income of the affiliates for each respective period.

(2)
Calculated by multiplying the total debt of each affiliate by the percentage ownership USPI held in the affiliate as of the end of each respective period.

        For the three months and six months ended June 30, 2003 and 2002, approximately 59% and 58% of our revenues were generated from operations in the United States and 41% and 42% from Western Europe, respectively. The increase in the percentage of our revenues generated in the United States and corresponding decrease in Western Europe resulted from focusing our development and acquisition activities more heavily in the United States than in Western Europe during the period from December 31, 2001 to June 30, 2003.

Results of Operations

        The following table summarizes certain statement of income items expressed as a percentage of revenues for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Total revenues	100%	100.0%	100%	100.0%
Operating expenses, excluding depreciation and amortization	69.8	70.9	70.0	71.5
Depreciation and amortization	7.1	7.4	7.2	7.5

Operating income	23.1	21.7	22.8	21.0
Minority interests in income of consolidated entities	5.5	4.0	5.2	3.8
Interest and other expense, net	5.9	7.2	6.1	7.4

Income before income taxes	11.7	10.5	11.5	9.8
Income tax expense	(4.4)	(3.4)	(4.3)	(3.1)

Net income	7.3	7.1	7.2	6.7

EBITDA less minority interests(a)	24.7	25.1	24.8	24.7

(a)
EBITDA is calculated as operating income plus depreciation and amortization. We use EBITDA and EBITDA less minority interests as analytical indicators for purposes of allocating resources and assessing performance. EBITDA is commonly used as an analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculation methods, EBITDA as presented by us may not be comparable to similarly titled measures of other companies.

        The following table reconciles EBITDA and EBITDA less minority interests to net income and to net cash provided by operating activities:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$8,173	$6,114	$15,295	$10,818
Income tax expense	4,902	2,877	9,164	5,003
Interest and other non-operating expense	6,563	6,228	13,114	11,895
Depreciation and amortization	7,870	6,321	15,307	11,978

EBITDA less minority interests	27,508	21,540	52,880	39,694
Minority interests in income of consolidated subsidiaries	6,178	3,418	11,188	6,106

EBITDA	33,686	24,958	64,068	45,800
Provision for doubtful accounts	1,994	1,570	3,542	2,698
Amortization of debt issue costs, discount, and deferred compensation	605	471	1,184	893
Interest and other nonoperating expense	(6,563)	(6,228)	(13,114)	(11,895)
Income tax expense	(4,902)	(2,877)	(9,164)	(5,003)
Equity in earnings of unconsolidated affiliates	(3,265)	(2,397)	(5,806)	(4,493)
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses	4,886	(5,413)	4,246	(3,954)

Net cash provided by operating activities	$26,441	$10,084	$44,956	$24,046

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

        Revenues increased by $25.7 million, or 30%, to $111.5 million for the three months ended June 30, 2003 from $85.8 million for the three months ended June 30, 2002. Of this increase in revenues, $11.2 million was contributed by facilities acquired or opened since March 31, 2002. The U.S. dollar was weaker relative to the Eurodollar and the British pound during the three months ended June 30, 2003 as compared to the same period in the prior year, resulting in a positive impact of $7.4 million on year over year revenues for the facilities in Western Europe that were owned in both 2003 and 2002 ("same store" facilities). Absent this foreign exchange impact, same store facilities in Western Europe contributed $0.4 million more to consolidated revenues in the three months ended June 30, 2003 as compared to the same period in 2002. The remaining increase in revenues was contributed by same store U.S. facilities, which performed approximately 7% more cases in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

        Operating expenses, excluding depreciation and amortization, increased by $17.0 million, or 28%, to $77.9 million for the three months ended June 30, 2003 from $60.9 million for the three months ended June 30, 2002. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 69.8% for the three months ended June 30, 2003 from 70.9% for the three months ended June 30, 2002, primarily as a result of operating efficiencies at our facilities and improved economies of scale as we expanded.

        Depreciation and amortization increased $1.6 million, or 25%, to $7.9 million for the three months ended June 30, 2003 from $6.3 million for the three months ended June 30, 2002, primarily as a result of additional depreciation on tangible assets added through acquisitions and the effect of the weaker U.S. dollar. Depreciation and amortization, as a percentage of revenues, decreased to 7.1% for the three months ended June 30, 2003 from 7.4% for the three months ended June 30, 2002.

        Operating income increased $7.2 million, or 39%, to $25.8 million for the three months ended June 30, 2003 from $18.6 million for the three months ended June 30, 2002, primarily as a result of the impact of acquisitions and improved operating margins at our facilities, as discussed above. Operating income, as a percentage of revenues, increased to 23.1% for the three months ended June 30, 2003 from 21.7% for the three months ended June 30, 2002, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue.

        Interest expense, net of interest income, increased 7% to $6.7 million for the three months ended June 30, 2003 from $6.2 million for the three months ended June 30, 2002 primarily as a result of interest expense on debt of facilities acquired since March 31, 2002.

        Provision for income taxes and our overall effective tax rates were $4.9 million and 37% for the three months ended June 30, 2003, compared to $2.9 million and 32% for the three months ended June 30, 2002, respectively. The increase in our actual provision for income taxes and in our overall effective tax rate primarily results from our accruing no net income tax expense in Spain prior to January 1, 2003, at which time we began accruing taxes at rates approximating statutory rates. We began utilizing net operating loss carryforwards (NOLs) to offset current taxable income as our Spain operations achieved profitability for the first time during 2002, and during the fourth quarter of 2002 we recognized the benefit of a portion of our Spain NOLs generated during our initial years of operations as the realization of a portion of our Spain NOLs was deemed "more likely than not."

        Net income was $8.2 million for the three months ended June 30, 2003 compared to $6.1 million for the three months ended June 30, 2002. This $2.1 million improvement primarily results from the increased revenues and improved operating efficiencies and economies of scale related to expenses discussed above.

        EBITDA less minority interests increased $6.0 million, or 28%, to $27.5 million for the three months ended June 30, 2003 from $21.5 million for the three months ended June 30, 2002. Of this increase in EBITDA less minority interests, $2.7 million was contributed by facilities acquired or opened since March 31, 2002. EBITDA less minority interests, as a percentage of revenues, decreased to 24.7% for the three months ended June 30, 2003 from 25.1% for the three months ended June 30, 2002, primarily as a result of increased minority interest expense due to our holding a smaller ownership interest in certain facilities in 2003 as compared to the prior year period. The impact of these ownership changes was partially offset by improved operating margins at our facilities.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

        Revenues increased by $52.7 million, or 33%, to $213.6 million for the six months ended June 30, 2003 from $160.9 million for the six months ended June 30, 2002. Of this increase in revenues, $22.6 million was contributed by facilities acquired or opened since December 31, 2001. The U.S. dollar was weaker relative to the Eurodollar and the British pound during the three months ended June 30, 2003 as compared to the same period in the prior year, resulting in a positive impact of $13.9 million on year over year revenues for the facilities in Western Europe that were owned in both 2003 and 2002 ("same store" facilities). Absent this foreign exchange impact, same store facilities in Western Europe contributed $3.0 million more to consolidated revenues in the six months ended June 30, 2003 as compared to the same period in 2002. The remaining increase in revenues was contributed by same store U.S. facilities, which performed approximately 9% more cases in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

        Operating expenses, excluding depreciation and amortization, increased by $34.4 million, or 30%, to $149.5 million for the six months ended June 30, 2003 from $115.1 million for the six months ended June 30, 2002. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 70.0% for the six months ended June 30, 2003 from 71.5% for the six months ended June 30, 2002, primarily as a result of operating efficiencies at our facilities and improved economies of scale as we expanded.

        Depreciation and amortization increased $3.3 million, or 28%, to $15.3 million for the six months ended June 30, 2003 from $12.0 million for the six months ended June 30, 2002, primarily as a result of additional depreciation on tangible assets added through acquisitions and the effect of the weaker U.S. dollar. Depreciation and amortization, as a percentage of revenues, decreased to 7.2% for the six months ended June 30, 2003 from 7.5% for the six months ended June 30, 2002.

        Operating income increased $15.0 million, or 44%, to $48.8 million for the six months ended June 30, 2003 from $33.8 million for the six months ended June 30, 2002, primarily as a result of the impact of acquisitions and improved operating margins at our facilities, as discussed above. Operating income, as a percentage of revenues, increased to 22.8% for the six months ended June 30, 2003 from 21.0% for the six months ended June 30, 2002, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue.

        Interest expense, net of interest income, increased 12% to $13.2 million for the six months ended June 30, 2003 from $11.8 million for the six months ended June 30, 2002 primarily as a result of interest expense on debt of facilities acquired since December 31, 2001.

        Provision for income taxes and our overall effective tax rates were $9.2 million and 37% for the six months ended June 30, 2003, compared to $5.0 million and 32% for the six months ended June 30, 2002, respectively. The increase in our actual provision for income taxes and in our overall effective tax rate primarily results from our accruing no net income tax expense in Spain prior to January 1, 2003, at which time we began accruing taxes at rates approximating statutory rates. We began utilizing net operating loss carryforwards (NOLs) to offset current taxable income as our Spain operations achieved profitability for the first time during 2002, and during the fourth quarter of 2002 we recognized the benefit of a portion of our Spain NOLs generated during our initial years of operations as the realization of a portion of our Spain NOLs was deemed "more likely than not."

        Net income was $15.3 million for the six months ended June 30, 2003 compared to $10.8 million for the six months ended June 30, 2002. This $4.5 million improvement primarily results from the increased revenues and improved operating efficiencies and economies of scale related to expenses discussed above.

        EBITDA less minority interests increased $13.2 million, or 33%, to $52.9 million for the six months ended June 30, 2003 from $39.7 million for the six months ended June 30, 2002. Of this increase in EBITDA less minority interests, $5.4 million was contributed by facilities acquired or opened since December 31, 2001. EBITDA less minority interests, as a percentage of revenues, increased to 24.8% for the six months ended June 30, 2003 from 24.7% for the six months ended June 30, 2002, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue.

Liquidity and Capital Resources

        During the six months ended June 30, 2003, the Company generated $45.0 million of cash flows from operations as compared to $24.0 million during the six months ended June 30, 2002. Of this $21.0 million improvement, approximately $7.0 million resulted from the collection of receivables from physician groups to whom we provide certain administrative services. This collection resulted from the modification of our agreements with those physicians, whereby the financing of accounts receivable was eliminated from the scope of administrative services provided by us.

        During the six months ended June 30, 2003, the Company's net cash used in investing activities was $63.4 million, consisting primarily of $35.3 million for the purchase of businesses and equity interests, net of cash received, and $20.7 million for the purchase of property and equipment. The

$35.3 million primarily consists of $9.0 million paid for the acquisition of a private surgical hospital in Marbella, Spain, $13.8 million paid for the acquisition of a private surgical hospital in London, England, $10.8 million paid for the acquisition of an ambulatory surgery center in Austin, Texas, and net incremental investments in unconsolidated affiliates of $1.7 million. Approximately $10.9 million of the property and equipment purchases related to ongoing development projects and the remaining $9.8 million represents purchases of equipment at existing facilities. The $63.4 million of cash used in investing activities was funded primarily with cash flows from operations and additionally through a reduction in cash on hand and borrowings under our credit facilities. Net cash provided by financing activities during the six months ended June 30, 2003 was $5.5 million. Cash and cash equivalents were $34.4 million at June 30, 2003 as compared to $47.6 million at December 31, 2002, and net working capital was $31.4 million at June 30, 2003 as compared to $51.4 million at December 31, 2002.

        In November 2002, we entered into a revolving credit facility with a group of commercial lenders providing us with the ability to borrow up to $115.0 million for acquisitions and general corporate purposes in the United States and Spain or for any new subsidiary that becomes a guarantor of the facility. Under the terms of the facility, the Company may invest up to a total of $25.0 million in subsidiaries that are not guarantors, including subsidiaries in the United Kingdom. Borrowings under our credit facility mature on November 7, 2005. As of June 30, 2003, $5.6 million was outstanding under this facility and $42.3 million was available for borrowing based on actual reported consolidated financial results. Maximum availability under the facility is based upon pro forma EBITDA including EBITDA from acquired entities. Assuming historical purchase multiples of annual EBITDA of potential acquisition targets, approximately $84.7 million would be available for borrowing to finance acquisitions as of June 30, 2003, of which $5.6 million was drawn at June 30, 2003. Our credit agreement and the indenture governing our Senior Subordinated Notes contain various restrictive covenants, including covenants that limit our ability and the ability of certain of our subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock.

        Additionally, one of our U.K. subsidiaries has a credit agreement with a commercial lender in the United Kingdom that provides for total borrowings of £52.0 million (approximately $86.0 million as of June 30, 2003) under four separate facilities, the fourth of which was added during the second quarter of 2003, increasing the agreement's total borrowing capacity by £10.0 million from its previous total of £42.0 million. At June 30, 2003, total outstanding borrowings under this credit agreement were approximately $60.1 million, which represents total borrowings net of scheduled repayments of $12.4 million that have been made under the agreement, and approximately $13.5 million was available for borrowings, primarily for capital projects specified under the agreement. Borrowings under this agreement bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. We pledged the capital stock of our U.K. subsidiaries to secure borrowings under this agreement.

        We were in compliance with all debt covenants as of June 30, 2003.

	Payments Due by Period (In Thousands)
Contractual Cash Obligations	Total	Within 1 year	1 to 3 years	4 to 5 years	Beyond 5 years
Long term debt
Senior Subordinated Notes	$150,000	$—	$—	$—	$150,000
U.S. Credit Facility	5,600	—	5,600	—	—
U.K. Credit Facility	60,101	4,463	10,496	15,537	29,605
Loans from former owners of subsidiaries	1,156	1,053	103	—	—
Other debt at operating subsidiaries	18,062	4,149	8,129	4,070	1,714
Capitalized lease obligations:
U.S. operating subsidiaries	49,030	8,382	13,014	3,671	23,963
Western Europe operating Subsidiaries	91,192	4,616	8,313	7,693	70,570
Operating lease obligations:
U.S. operating subsidiaries	49,155	6,568	11,927	10,686	19,974
Western Europe operating Subsidiaries	12,263	1,601	2,652	2,280	5,730

Total contractual cash obligations	$436,559	$30,832	$60,234	$43,937	$301,556

        Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $82.4 million at June 30, 2003, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary's amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 84.4% at June 30, 2003. Additionally, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements. At June 30, 2003, the total obligations of these unconsolidated affiliates under debt and capital lease obligations was approximately $82.1 million. Our average percentage ownership, weighted based on the individual affiliate's amount of debt and capitalized lease obligations, of these unconsolidated affiliates was 23.5% at June 30, 2003. USPI or one of its wholly owned subsidiaries had collectively guaranteed $10.9 million in total debt and capital lease obligations of our unconsolidated affiliates as of June 30, 2003.

        These unconsolidated affiliates are limited partnerships, limited liability partnerships or limited liability companies that own operational surgical facilities or surgical facilities that are under development. None of these affiliates provide financing, liquidity, or market or credit risk support for us. They also do not engage in leasing, hedging or research and development services with us. Moreover, we do not believe that they expose us to any of their liabilities that are not otherwise reflected in our consolidated financial statements. We are not obligated to fund losses or otherwise provide additional funding to these affiliates other than as we determine to be economically required in order to successfully implement our development plans.

        Our acquisition and development program will require substantial capital resources, which we estimate to range from $40.0 million to $60.0 million per year over the next three years, including an estimated $3.3 million related to additional consideration to the sellers of acquired facilities based upon those facilities achieving certain financial targets and potentially an additional €4.3 million (approximately $5.0 million as of June 30, 2003) related to the resolution of certain contingencies related to the Marbella acquisition, of which €2.9 million (approximately $3.4 million as of June 30, 2003) million has been placed in escrow and is reported in other assets in our consolidated balance sheet. In addition, the operations of our existing surgical facilities will require ongoing capital expenditures. We believe that existing funds, cash flows from operations and borrowings under our credit facilities will provide sufficient liquidity for at least the next twelve months.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime, LIBOR or Euribor. At June 30, 2003, $148.9 million of our total outstanding debt was the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $5.2 million was in other fixed rate instruments and the remaining $76.1 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of $0.8 million. The Senior Subordinated Notes, which represent 97% of our total fixed rate debt at June 30, 2003, are considered to have a fair value, based upon recent trading, of $161.4 million, which is approximately $12.5 million higher than the carrying value at June 30, 2003.

        Our international revenues are a significant portion of our total revenues. We are exposed to risks associated with operating internationally, including:

  •
  foreign currency exchange risk; and

  •
  taxes and regulatory changes.

        Our international operations operate in a natural hedge to a large extent because both expenses and revenues are denominated in local currency. Additionally, our borrowings in the United Kingdom and our capital lease obligations in the United Kingdom and Spain are currently denominated in local currency. Historically, the cash generated from our operations in Spain and the United Kingdom has been utilized within each of those countries to finance development and acquisition activity as well as for repayment of debt denominated in local currency. Accordingly, we have not utilized financial instruments to hedge our foreign currency exchange risk.

        Inflation and changing prices have not significantly affected our operating results or the markets in which we perform services.

ITEM 4. Controls and Procedures

        The Chairman and Chief Executive Officer and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined by SEC Rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls over financial reporting (as defined by SEC Rules) that occurred during the Company's fiscal quarter ended June 30, 2003 that have materially affected or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

        At the annual Meeting of Stockholders held on May 12, 2003, the following proposals were submitted to stockholders with the following results:

  1.
  Election of Class II directors of the Company to hold office until the Annual Meeting of Stockholders of the Company in 2006 and until their respective successors are elected and qualified or until their earlier death, resignation, or removal from office, as follows:

	Number of Shares
	For	Withheld
Joel T. Allison	20,767,385	33,066
D. Scott Mackesy	20,252,964	547,487
Jerry P. Widman	20,738,746	61,705
David P. Zarin, M.D.	17,919,844	2,880,607
  2.
  Ratification of the selection of KPMG LLP as the independent accountants of the Company for the fiscal year ending December 31, 2003:

Number of Shares
For	20,484,441
Against	266,504
Abstain	167,856

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
4.1	Form of Common Stock Certificate (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).

4.2
Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(b)
Reports on Form 8-K:

    The Company filed a report on Form 8-K dated April 28, 2003 to furnish, pursuant to Regulation FD, a news release announcing the Company's results for the quarter ended March 31, 2003.

    The Company filed a report on Form 8-K dated May 7, 2003 to furnish, pursuant to Regulation FD, a copy of materials dated May 2003 and prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
Date: August 8, 2003	By:	/s/ MARK A. KOPSER Mark A. Kopser Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)
	By:	/s/ JOHN J. WELLIK John J. Wellik Senior Vice President, Accounting and Administration, Compliance Officer and Secretary (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
4.1	Form of Common Stock Certificate (previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
4.2
Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
  Condensed Consolidating Statements of Income
  Condensed Consolidating Statements of Cash Flows
SIGNATURES
Exhibit Index