Form 10-Q
period 2003-09-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2003-11-07
CIK 1101723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

At November 5, 2003 there were 27,422,093 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited—in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
Assets
Cash and cash equivalents	$45,390	$47,571
Patient receivables, net of allowance for doubtful accounts of $8,015 and $7,154, respectively	48,467	39,176
Other receivables	11,049	34,735
Inventories of supplies	8,210	7,756
Deferred tax asset, net	5,732	5,657
Prepaids and other current assets	8,352	7,001
Total current assets	127,200	141,896
Property and equipment, net	326,778	270,387
Investments in affiliates	31,440	18,696
Intangible assets, net	311,804	287,584
Other assets	20,731	8,722
Total assets	$817,953	$727,285
Liabilities and Stockholders’ Equity
Accounts payable	$29,743	$25,989
Accrued salaries and benefits	19,676	20,322
Due to affiliates	4,382	6,890
Accrued interest	5,419	1,650
Current portion of long-term debt	14,288	13,132
Other accrued expenses	25,503	22,501
Total current liabilities	99,011	90,484
Long-term debt, less current portion	285,223	263,571
Other long-term liabilities	8,443	4,532
Deferred tax liability, net	28,154	19,577
Total liabilities	420,831	378,164
Minority interests	36,507	26,860
Stockholders’ equity:
Common stock:
Other, $0.01 par value; 200,000 shares authorized; 27,526 and 27,306 shares issued at September 30, 2003 and December 31, 2002, respectively	275	273
Additional paid-in capital	325,411	320,750
Treasury stock, at cost, 137 and 202 shares at September 30, 2003 and December 31, 2002, respectively	(2,522)	(3,733)
Deferred compensation	(3,601)	(1,226)
Receivables from sales of stock	(10)	(191)
Accumulated other comprehensive income, net of tax	17,105	3,290
Retained earnings	23,957	3,098
Total stockholders’ equity	360,615	322,261
Total liabilities and stockholders’ equity	$817,953	$727,285

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited—in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net patient service revenue	$93,731	$75,234	$282,296	$214,655
Management and administrative services revenue	9,482	7,765	26,681	23,451
Equity in earnings of unconsolidated affiliates	4,624	2,100	10,429	6,593
Other revenue	983	732	3,017	2,051
Total revenues	108,820	85,831	322,423	246,750
Salaries, benefits, and other employee costs	28,832	23,216	81,735	63,184
Medical services and supplies	20,543	16,324	61,576	47,479
Other operating expenses	20,403	16,139	58,373	45,159
General and administrative expenses	7,344	5,889	21,431	18,168
Provision for doubtful accounts	2,198	1,502	5,740	4,200
Depreciation and amortization	8,296	6,942	23,603	18,920
Total operating expenses	87,616	70,012	252,458	197,110
Operating income	21,204	15,819	69,965	49,640
Interest income	280	256	791	645
Interest expense	(7,372)	(6,734)	(21,106)	(18,945)
Other	588	—	697	(74)
Total other expense, net	(6,504)	(6,478)	(19,618)	(18,374)
Income before minority interests	14,700	9,341	50,347	31,266
Minority interests in income of consolidated subsidiaries	(5,590)	(4,066)	(16,778)	(10,172)
Income before income taxes	9,110	5,275	33,569	21,094
Income tax expense	(3,534)	(2,235)	(12,698)	(7,238)
Net income	$5,576	$3,040	$20,871	$13,856
Net income per share attributable to common stockholders
Basic	$0.21	$0.12	$0.77	$0.57
Diluted	$0.20	$0.12	$0.74	$0.54
Weighted average number of common shares
Basic	27,151	24,472	27,088	24,284
Diluted	28,398	25,762	28,033	25,529

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Unaudited—in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income	$5,576	$3,040	$20,871	$13,856
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	2,030	1,699	13,743	13,223
Net unrealized gains on securities	57	—	72	—
Other comprehensive income	2,087	1,699	13,815	13,223
Comprehensive income	$7,663	$4,739	$34,686	$27,079

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited—in thousands)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$20,871	$13,856
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	5,740	4,200
Depreciation and amortization	23,603	18,920
Amortization of debt issue costs and discount	1,364	1,134
Equity in earnings of unconsolidated affiliates	(10,429)	(6,593)
Minority interests in income of consolidated subsidiaries	16,778	10,172
Stock-based compensation	2,119	285
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(12,402)	(5,598)
Other receivables	24,033	(903)
Inventories of supplies, prepaids and other current assets	(2,212)	(460)
Accounts payable and other current liabilities	(252)	5,000
Other long-term liabilities	6,461	5,140
Net cash provided by operating activities	75,674	45,153
Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(45,773)	(39,780)
Purchases of property and equipment	(31,204)	(18,909)
Sales of property	—	789
Sale of investments	(4,244)	—
Decrease in deposits and notes receivable	—	215
Cash placed in escrow	(3,145)	—
Net cash used in investing activities	(84,366)	(57,685)
Cash flows from financing activities:
Proceeds from long-term debt	51,932	53,964
Payments on long-term debt	(41,680)	(44,424)
Proceeds from issuances of common stock	2,030	2,879
Distributions on investments in affiliates	(5,649)	(1,753)
Net cash provided by financing activities	6,633	10,666
Effect of exchange rate changes on cash	(122)	120
Net decrease in cash and cash equivalents	(2,181)	(1,746)
Cash and cash equivalents at beginning of period	47,571	33,881
Cash and cash equivalents at end of period	$45,390	$32,135
Supplemental information:
Interest paid	$16,270	$14,607
Income taxes paid	4,827	2,548
Non-cash transactions:
Common stock issued for purchase of new businesses and equity interests	—	1,170
Assets acquired under capital lease obligations	2,712	1,705
Issuance of restricted stock awards	2,881	—
Issuance of common stock for service contracts	254	761

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)   Basis of Presentation

(a)   Description of Business

United Surgical Partners International, Inc. (together with its subsidiaries, USPI or the Company), a Delaware company, was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Western Europe. At September 30, 2003, USPI, headquartered in Dallas, Texas, operated 59 surgical facilities in the United States. Of these 59 facilities, USPI consolidates the results of 26, owns a minority or otherwise noncontrolling equity interest in 32, which are accounted for under the equity method, and holds no ownership interest in the remaining facility, which is operated by USPI under a management contract. In addition, United Surgical Partners Europe, S.L. (USPE), a company incorporated in Spain and majority owned by USPI, managed and owned a majority interest in eight private surgical hospitals and one surgery center in Spain at September 30, 2003. Global Healthcare Partners Limited (Global), a company incorporated in England and majority owned by USPI, managed and wholly owned three private surgical hospitals in the United Kingdom at September 30, 2003.

USPI is subject to changes in government legislation that could impact Medicare, Medicaid, and foreign government reimbursement levels and is also subject to increased levels of managed care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.

USPI maintains its books and records on the accrual basis of accounting, and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s Form 10-K. It is management’s opinion that the accompanying consolidated financial statements reflect all adjustments (which are normal recurring adjustments) necessary for a fair presentation of the results for the interim period and the comparable period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

(b)   Equity Based Compensation

USPI applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option grants to employees. Accordingly, USPI generally does not record compensation expense because USPI generally issues options whereby the option exercise price equals the current market price of the underlying stock on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As permitted under SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Had USPI determined compensation cost

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(1)   Basis of Presentation (Continued)

based on the fair value at the grant date for its stock options under SFAS No. 123, USPI’s net income would have been the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income attributable to common stockholders
As reported	$5,576	$3,040	$20,871	$13,856
Add: Total stock-based employee compensation expense included in reported net income, net of taxes	618	162	1,377	385
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,648)	(1,207)	(4,478)	(2,750)
Pro forma	$4,546	$1,995	$17,770	$11,491
Basic earnings per share
As reported	$0.21	$0.12	$0.77	$0.57
Pro forma	0.17	0.08	0.66	0.47
Diluted earnings per share
As reported	0.20	0.12	0.74	0.54
Pro forma	0.16	0.08	0.63	0.45

The fair values in the table above were estimated at the date of grant using the Black-Scholes valuation model with the following assumptions:  risk-free interest rates ranging from 2.3% to 6.3%, expected dividend yield of zero, expected volatility of the market price of the Company’s common stock of 40%, and an expected life of the option ranging from three to five years.

Total stock-based employee compensation expense included in net income, as reported, primarily consists of expense related to grants to employees of the Company’s common stock and a December 2000 grant of stock options at a price lower than the current market price at the date of grant. The compensation amounts related to these grants are being amortized into expense over the estimated service periods.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

(2)   Acquisitions

In March 2003, the Company acquired 100% of a private surgical hospital in Marbella, Spain, for approximately €8.4 million ($9.0 million) in cash. In addition, the Company agreed to pay up to an additional total of €4.3 million ($5.0 million) to the sellers, depending on the resolution of certain contingencies over the next four years, of which €2.9 million ($3.4 million)  has been placed in escrow and is included in other assets in the Company’s balance sheet at September 30, 2003.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(2)   Acquisitions (Continued)

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

Following are the unaudited pro forma results for the three months and nine months ended September 30, 2003 and 2002 as if the acquisitions discussed above had occurred on January 1, 2002 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net revenues	$108,820	$90,099	$326,994	$258,538
Net income	5,576	3,703	21,131	15,889
Basic earnings per share	0.21	0.15	0.78	0.65
Diluted earnings per share	0.20	0.14	0.75	0.62

The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the nine months ended September 30, 2003, these transactions resulted in net cash outflows from USPI totaling $12.1 million, of which $6.1 million was paid to acquire a noncontrolling interest in an ambulatory surgery center in Torrance, California.

(3)   Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding options, warrants and restricted stock, except where such effect would be antidilutive. The following table sets forth the computation of basic and diluted

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(3)   Earnings Per Share (Continued)

earnings per share for the three months and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income attributable to common shareholders	$5,576	$3,040	20,871	$13,856
Weighted average common shares outstanding	27,151	24,472	27,088	24,284
Effect of dilutive securities:
Stock options	925	997	648	951
Warrants and restricted stock	322	293	297	294
Shares used for diluted earnings per share	28,398	25,762	28,033	25,529
Basic earnings per share	$0.21	$0.12	0.77	$0.57
Diluted earnings per share	$0.20	$0.12	0.74	$0.54

(4)   Other Receivables

During the second and third quarters, the Company modified some of the agreements under which the Company provides certain administrative services to physicians, eliminating the financing of accounts receivable from the scope of administrative services provided by the Company. As a result, the Company collected approximately $20.0 million of the outstanding other receivables from these physicians.

(5)   Segment Disclosures

Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. USPI’s business is the operation of surgery centers, private surgical hospitals and related businesses in the United States and Western Europe. USPI’s chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgery centers and private surgical hospitals for assessing performance and allocating resources both domestically

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(5)   Segment Disclosures (Continued)

and abroad. Accordingly, USPI’s reportable segments consist of (1) U.S. based facilities and (2) Western Europe based facilities, including those in Spain and the United Kingdom.

		Western Europe
Three months ended September 30, 2003 (unaudited)	U.S.	Spain	United Kingdom	Western Europe Total	Total
Net patient service revenue	$52,598	$26,133	$15,000	$41,133	$93,731
Other revenue	14,471	618	—	618	15,089
Total revenues	$67,069	$26,751	$15,000	$41,751	$108,820
Depreciation and amortization	$4,554	$2,413	$1,329	$3,742	$8,296
Operating income	19,463	(201)	1,942	1,741	21,204
Net interest expense	(5,345)	(993)	(754)	(1,747)	(7,092)
Income tax benefit (expense)	(3,859)	732	(407)	325	(3,534)
Total assets	444,766	222,365	150,822	373,187	817,953
Capital expenditures	2,929	7,355	1,241	8,596	10,483

		Western Europe
Three months ended September 30, 2002 (unaudited)	U.S.	Spain	United Kingdom	Western Europe Total	Total
Net patient service revenue	$43,906	$19,270	$12,058	$31,328	$75,234
Other revenue	9,975	622	—	622	10,597
Total revenues	$53,881	$19,892	$12,058	$31,950	$85,831
Depreciation and amortization	$4,052	$1,969	$921	$2,890	$6,942
Operating income	14,161	(496)	2,154	1,658	15,819
Net interest expense	(5,281)	(562)	(635)	(1,197)	(6,478)
Income tax benefit (expense)	(2,154)	235	(314)	(81)	(2,235)
Total assets	404,599	155,452	100,452	255,904	660,503
Capital expenditures	2,217	2,524	4,203	6,727	8,944

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(5)   Segment Disclosures (Continued)

		Western Europe
Nine months ended September 30, 2003 (unaudited)	U.S.	Spain	United Kingdom	Western Europe Total	Total
Net patient service revenue	$155,095	$84,147	$43,054	$127,201	$282,296
Other revenue	38,123	2,004	—	2,004	40,127
Total revenues	$193,218	$86,151	$43,054	$129,205	$322,423
Depreciation and amortization	$13,203	$6,941	$3,459	$10,400	$23,603
Operating income	55,965	6,890	7,110	14,000	69,965
Net interest expense	(15,745)	(2,707)	(1,863)	(4,570)	(20,315)
Income tax benefit (expense)	(10,940)	(390)	(1,368)	(1,758)	(12,698)
Total assets	444,766	222,365	150,822	373,187	817,953
Capital expenditures	9,970	13,517	10,429	23,946	33,916

		Western Europe
Nine months ended September 30, 2002 (unaudited)	U.S.	Spain	United Kingdom	Western Europe Total	Total
Net patient service revenue	$116,913	$62,387	$35,355	$97,742	$214,655
Other revenue	30,246	1,849	—	1,849	32,095
Total revenues	$147,159	$64,236	$35,355	$99,591	$246,750
Depreciation and amortization	$11,159	$5,278	$2,483	$7,761	$18,920
Operating income	37,974	4,557	7,109	11,666	49,640
Net interest expense	(15,270)	(1,237)	(1,793)	(3,030)	(18,300)
Income tax benefit (expense)	(6,212)	318	(1,344)	(1,026)	(7,238)
Total assets	404,599	155,452	100,452	255,904	660,503
Capital expenditures	6,505	4,720	9,389	14,109	20,614

(6)   Condensed Consolidating Financial Statements

The following information is presented as required by regulations of the Securities and Exchange Commission in connection with the Company’s publicly traded Senior Subordinated Notes. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The $150 million 10% Senior Subordinated Notes due 2011 were issued in a private offering on December 19, 2001 and subsequently registered as publicly traded securities through a Form S-4 effective January 15, 2002 by USPI’s wholly-owned finance subsidiary, United Surgical Partners Holdings, Inc. (USPH), which was formed in 2001. The notes are guaranteed by USPI, which does not have independent assets or operations, and USPI’s wholly-owned subsidiaries domiciled in the United States. USPI’s investees in Spain and the United Kingdom are not guarantors of the obligation. USPI’s investees in the United States in which USPI

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(6)   Condensed Consolidating Financial Statements (Continued)

owns less than 100% are not guarantors of the obligation. The financial positions and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship at the end of the period presented.

Condensed Consolidating Balance Sheets:

As of September 30, 2003	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Assets:
Current assets:
Cash and cash equivalents	$20,442	$24,948	$—	$45,390
Accounts receivable, net	154	47,763	550	48,467
Other receivables	36,622	12,252	(37,825)	11,049
Inventories of supplies	239	7,971	—	8,210
Other	8,870	5,214	—	14,084
Total current assets	66,327	98,148	(37,275)	127,200
Property and equipment, net	37,386	289,980	(588)	326,778
Investments in affiliates	168,338	6,120	(143,018)	31,440
Intangible assets, net	181,398	132,142	(1,736)	311,804
Other	111,443	16,418	(107,130)	20,731
Total assets	$564,892	$542,808	$(289,747)	$817,953
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,154	$28,576	$13	$29,743
Accrued expenses	30,509	25,680	(1,209)	54,980
Current portion of long-term debt	2,651	12,719	(1,082)	14,288
Total current liabilities	34,314	66,975	(2,278)	99,011
Long-term debt	156,621	267,098	(138,496)	285,223
Other liabilities	15,046	21,551	—	36,597
Minority interests	—	9,585	26,922	36,507
Stockholders’ equity	358,911	177,599	(175,895)	360,615
Total liabilities and stockholders’ equity	$564,892	$542,808	$(289,747)	$817,953

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(6)   Condensed Consolidating Financial Statements (Continued)

As of December 31, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Assets:
Current assets:
Cash and cash equivalents	$24,712	$22,859	$—	$47,571
Accounts receivable, net	90	39,086	—	39,176
Other receivables	46,983	9,281	(21,529)	34,735
Inventories of supplies	280	7,476	—	7,756
Other	10,235	2,423	—	12,658
Total current assets	82,300	81,125	(21,529)	141,896
Property and equipment, net	39,236	231,743	(592)	270,387
Investments in affiliates	172,050	375	(153,729)	18,696
Intangible assets, net	166,036	122,685	(1,137)	287,584
Other	98,647	5,204	(95,129)	8,722
Total assets	$558,269	$441,132	$(272,116)	$727,285
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,357	$24,619	$13	$25,989
Accrued expenses	28,543	22,769	51	51,363
Current portion of long-term debt	2,453	11,937	(1,258)	13,132
Total current liabilities	32,353	59,325	(1,194)	90,484
Long-term debt	158,199	216,621	(111,249)	263,571
Other liabilities	7,936	16,173	—	24,109
Minority interests	—	7,387	19,473	26,860
Stockholders’ equity	359,781	141,626	(179,146)	322,261
Total liabilities and stockholders’ equity	$558,269	$441,132	$(272,116)	$727,285

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(6)   Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Income:

Nine months ended September 30, 2003	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$60,561	$271,459	$(9,597)	$322,423
Operating expenses, excluding depreciation and amortization	39,425	199,810	(10,380)	228,855
Depreciation and amortization	7,632	15,975	(4)	23,603
Operating income	13,504	55,674	787	69,965
Interest expense, net	(8,761)	(11,554)	—	(20,315)
Other income (expense)	234	696	(233)	697
Income before minority interests	4,977	44,816	554	50,347
Minority interests in income of consolidated subsidiaries	—	(7,742)	(9,036)	(16,778)
Income (loss) before income taxes	4,977	37,074	(8,482)	33,569
Income tax expense	(10,667)	(2,031)	—	(12,698)
Net income (loss)	$(5,690)	$35,043	$(8,482)	$20,871
Nine months ended September 30, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$51,676	$203,431	$(8,357)	$246,750
Operating expenses, excluding depreciation and amortization	34,885	151,770	(8,465)	178,190
Depreciation and amortization	7,175	11,763	(18)	18,920
Operating income	9,616	39,898	126	49,640
Interest expense, net	(9,436)	(8,864)	—	(18,300)
Other expense	203	(74)	(203)	(74)
Income (loss) before minority interests	383	30,960	(77)	31,266
Minority interests in income of consolidated subsidiaries	—	(4,785)	(5,387)	(10,172)
Income (loss) before income taxes	383	26,175	(5,464)	21,094
Income tax expense	(5,739)	(1,499)	—	(7,238)
Net income (loss)	$(5,356)	$24,676	$(5,464)	$13,856

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(6)   Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows:

Nine months ended September 30, 2003	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(5,689)	$35,042	$(8,482)	$20,871
Changes in operating and intercompany assets and liabilities and noncash items included in net income(loss)	38,866	(20,672)	36,609	54,803
Net cash provided by operating activities	33,177	14,370	28,127	75,674
Cash flows from investing activities:
Purchases of property and equipment, net	(3,854)	(27,350)	—	(31,204)
Purchases of new businesses	(23,920)	(21,853)	—	(45,773)
Other items	(4,257)	(3,132)	—	(7,389)
Net cash used in investing activities	(32,031)	(52,335)		(84,366)
Cash flows from financing activities:
Long-term borrowings, net	(1,798)	40,177	(28,127)	10,252
Proceeds from issuance of common stock	2,030	—	—	2,030
Other items	(5,649)	—	—	(5,649)
Net cash provided by (used in) financing activities	(5,417)	40,177	(28,127)	6,633
Effect of exchange rate changes on cash		(122)	—	(122)
Net increase (decrease) in cash	(4,271)	2,090	—	(2,181)
Cash at the beginning of the period	24,712	22,859	—	47,571
Cash at the end of the period	$20,441	$24,949	$—	$45,390

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(6)   Condensed Consolidating Financial Statements (Continued)

Nine months ended September 30, 2002	USPI and Wholly-owned U.S. Subsidiaries	Non-participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(5,354)	$24,678	$(5,468)	$13,856
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	20,916	4,963	5,418	31,297
Net cash provided by (used in) operating activities	15,562	29,641	(50)	45,153
Cash flows from investing activities:
Purchases of property and equipment, net	(3,016)	(15,893)	—	(18,909)
Purchases of new businesses	(32,277)	(7,580)	77	(39,780)
Other items	(518)	1,522	—	1,004
Net cash provided by (used in) investing activities	(35,811)	(21,951)	77	(57,685)
Cash flows from financing activities:
Long-term borrowings, net	8,954	586	—	9,540
Proceeds from issuance of common stock	2,879	77	(77)	2,879
Other items	(1,753)	—	—	(1,753)
Net cash provided by (used in) financing activities	10,080	663	(77)	10,666
Effect of exchange rate changes on cash	—	70	50	120
Net increase (decrease) in cash	(10,169)	8,423	—	(1,746)
Cash at the beginning of the period	20,396	13,485	—	33,881
Cash at the end of the period	$10,227	$21,908	—	$32,135

(7)   Commitments and Contingencies

(a)   Financial Guarantees

As of September 30, 2003, the Company had issued guarantees of the indebtedness of its investees to third parties which could potentially require the Company to make maximum aggregate payments totaling approximately $36.9 million. Of the total, $24.7 million relates to the debt of consolidated subsidiaries, whose debt is included in the Company’s consolidated balance sheet, and the remaining $12.2 million relates to the debt of unconsolidated affiliated companies, whose debt is not included in the Company’s consolidated balance sheet. In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.1 million related to the guarantees the Company has issued to unconsolidated affiliates after

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(7)   Commitments and Contingencies (Continued)

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

(b)   Litigation and Professional Liability Claims

The Company has been named as a defendant in a lawsuit filed by former shareholders of SURGICOE Corporation, which the Company acquired in March 2002. The suit alleges that the Company failed to discharge certain post-closing obligations under the acquisition agreement. The Company’s management believes the suit is wholly without merit, and the Company is vigorously defending the suit.

Additionally, in its normal course of business, USPI is subject to claims and lawsuits relating to patient treatment. USPI believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements.

(8)   New Accounting Pronouncements

During May 2003 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150).  The adoption of SFAS No. 150 during the third quarter of 2003 did not affect the financial statements of the Company but resulted in the following disclosures regarding the Company's legal structure.

The Company conducts a significant portion of its U.S. operations through consolidated subsidiaries structured as limited partnerships, limited liability partnerships, and limited liability companies, in partnership with local physicians and hospital systems.  Many of these legal entities will terminate at dates specified in their governing documents, unless the investors vote to continue their operations.  Upon their termination, these subsidiaries would liquidate their assets, settle their liabilities, and distribute the remaining cash to investors.  As these subsidiaries typically lease the real property they use and generally do not have assets or liabilities that are of a long-term speculative nature, any estimate of the amounts that would be paid to noncontrolling investors in a liquidation would not materially exceed the carrying value of such minority interests on the Company's consolidated balance sheet.  None of the Company's finite-lived subsidiaries has a termination date earlier than 2020.  None of the Company's Spain or United Kingdom subsidiaries has a finite legal life.

(9)   Subsequent Events

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

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans,” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; foreign currency fluctuations; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified personnel, including physicians, nurses and other health care professionals; our significant indebtedness; the availability of suitable acquisition or development opportunities and the length of time it takes to accomplish acquisitions and new developments; our ability to integrate new businesses with our existing operations and certain additional factors, risks, and uncertainties discussed in this Quarterly Report on Form 10-Q. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

Overview

The Company operates surgery centers and private surgical hospitals in the United States and Western Europe. As of September 30, 2003, the Company operated 71 surgical facilities, consisting of 59 in the United States, nine in Spain, and three in the United Kingdom. Of the 59 U.S. facilities, the Company jointly operates 30 with 13 major not-for-profit healthcare systems. Overall, the Company holds ownership in 70 of the facilities and operates the remaining facility, which is in the United States, under a management contract.

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

Our determination of whether to consolidate an entity in which we hold an investment, account for it under the equity method, or carry it at cost has a significant impact on our financial statements because of the typical business model under which we operate, particularly in the United States, where the majority of the facilities we operate are partially owned by not-for-profit hospital systems, physicians, and other parties. These quarterly financial statements have been prepared using the same consolidation policy as was used in the Company’s latest audited financial statements.

Our revenue recognition policy and method of accounting for income taxes involve significant judgments and estimates. There have been no significant changes in assumptions, estimates, and judgments in the preparation of these quarterly financial statements from the assumptions, estimates, and judgments used in the preparation of the Company’s latest audited financial statements.

We also consider our accounting policy regarding intangible assets to be a critical accounting policy given the significance of intangible assets as compared to the total assets of the Company and the recent changes in accounting for intangible assets required under Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and other Intangible Assets (SFAS No. 142), which was issued by the Financial Accounting Standards Board on July 20, 2001 and was adopted by the Company as of January 1, 2002. There have been no significant changes in the application of SFAS No. 142 since the preparation of the Company’s latest audited financial statements.

Acquisitions, Equity Investments and Development Projects

In March 2003, we acquired a surgical hospital in Marbella, Spain, for approximately €8.4 million ($9.0 million) in cash. In addition, we agreed to pay up to an additional total of €4.3 million ($5.0 million), depending on the resolution of certain contingencies over the next four years.

During April 2003, we acquired a private surgical hospital in London, England for approximately £8.7 million ($13.8 million), of which the payment of approximately £0.5 million ($0.8 million) has initially been deferred pending the resolution of certain contingencies.

During June 2003, we acquired a 65% interest in an ambulatory surgery center in Austin, Texas for $10.8 million in cash.

We also engage in investing transactions that are not business combinations, consisting primarily of purchases and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the nine months ended September 30, 2003, these transactions resulted in net cash outflows totaling $12.1 million, of which $6.1 million was paid to acquire a noncontrolling interest in an ambulatory surgery center in Torrance, California.

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

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net patient service revenue	86%	88%	88%	87%
Management and administrative services revenue	9	9	8	9
Equity in earnings of unconsolidated affiliates	4	2	3	3
Other income	1	1	1	1
Total revenues	100%	100%	100%	100%

We experienced increases of greater than 10% in all four types of revenue, and the mix by type of revenue has remained relatively constant for the three and nine months ended September 30, 2003 as compared to the same periods in 2002.  Our revenues from unconsolidated affiliates, consisting of our equity in their earnings and the fees for management services we provided to them, did increase slightly as a percentage of our total revenues for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.  This increase primarily resulted from the ramp-up in revenues for the nine unconsolidated facilities, several of which were newly opened, that were added during the period from July 1, 2002 through September 30, 2003.

Our management and administrative services revenues are earned from the following types of activities (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Management of surgical facilities	$3,998	$2,412	$10,949	$6,760
Consulting and other services provided to physicians and related entities	5,484	5,353	15,732	16,691
Total management and administrative service revenues	$9,482	$7,765	$26,681	$23,451

The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Total revenues	$65,443	$34,977	$168,417	$99,283
Depreciation and amortization	3,060	1,795	8,330	4,816
Operating income	22,780	9,607	52,664	29,954
Interest expense, net	1,849	906	5,282	2,605
Net income	20,729	8,580	46,573	26,883
Long-term debt	76,221	48,038	76,221	48,038
USPI’s equity in earnings of unconsolidated affiliates	4,624	2,100	10,429	6,593
USPI’s imputed weighted average ownership percentage based on affiliates’ net income(1)	22.3%	24.5%	22.4%	24.5%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	23.6%	28.8%	23.6%	28.8%
Unconsolidated facilities operated at period end	32	25	32	25

(1)          Calculated by dividing USPI’s equity in earnings of unconsolidated affiliates by the total net income of the affiliates for each respective period.

(2)          Calculated by multiplying the total debt of each affiliate by the percentage ownership USPI held in the affiliate as of the end of each respective period.

For the three months ended September 30, 2003 and 2002, approximately 62% and 63% of our revenues were generated from operations in the United States and 38% and 37% from Western Europe, respectively. For the nine months ended September 30, 2003 and 2002, approximately 60% of our revenues were generated from operations in the United States and 40% from Western Europe, respectively. While we continue to experience growth at our U.S. facilities at rates faster than what we experience in our Western Europe facilities and also continue to focus our development activity more heavily in the U.S. than in Western Europe, two factors have caused the percentage of revenues generated by each segment to remain relatively constant. One factor is the weaker U.S. dollar, which causes our Western Europe revenues to be measured in higher amounts of U.S. dollars. Another factor is that, while we consolidate all of our Western Europe facilities, we consolidate less than one-half of our U.S. facilities.

Results of Operations

The following table summarizes certain statement of income items expressed as a percentage of revenues for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	72.9	73.5	71.0	72.2
Depreciation and amortization	7.6	8.1	7.3	7.7
Operating income	19.5	18.4	21.7	20.1
Minority interests in income of consolidated entities	5.1	4.7	5.2	4.1
Interest and other expense, net	6.0	7.6	6.1	7.5
Income before income taxes	8.4	6.1	10.4	8.5
Income tax expense	(3.3)	(2.6)	(3.9)	(2.9)
Net income	5.1	3.5	6.5	5.6
EBITDA less minority interests(a)	22.0	21.8	23.8	23.7

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

The following table reconciles EBITDA and EBITDA less minority interests to net income and to net cash provided by operating activities:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income	$5,576	$3,040	$20,871	$13,856
Income tax expense	3,534	2,235	12,698	7,238
Interest and other non-operating expense	6,504	6,478	19,618	18,374
Depreciation and amortization	8,296	6,942	23,603	18,920
EBITDA less minority interests	23,910	18,695	76,790	58,388
Minority interests in income of consolidated subsidiaries	5,590	4,066	16,778	10,172
EBITDA	29,500	22,761	93,568	68,560
Provision for doubtful accounts	2,198	1,502	5,740	4,200
Amortization of debt issue costs, discount, and deferred compensation	2,299	526	3,483	1,419
Interest and other nonoperating expense	(6,504)	(6,478)	(19,618)	(18,374)
Income tax expense	(3,534)	(2,235)	(12,698)	(7,238)
Equity in earnings of unconsolidated affiliates	(4,624)	(2,100)	(10,429)	(6,593)
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses	11,382	7,131	15,628	3,179
Net cash provided by operating activities	$30,717	$21,107	$75,674	$45,153

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues increased by $23.0 million, or 27%, to $108.8 million for the three months ended September 30, 2003 from $85.8 million for the three months ended September 30, 2002. Of this increase in revenues, $8.3 million was contributed by facilities acquired or opened since June 30, 2002. The U.S. dollar was weaker relative to the Eurodollar and the British pound during the three months ended September 30, 2003 as compared to the same period in the prior year, resulting in a positive impact of $4.0 million on year over year revenues for the facilities in Western Europe that were owned in both 2003 and 2002 (“same store” facilities). Absent this foreign exchange impact, same store facilities in Western Europe contributed $3.2 million more to consolidated revenues in the three months ended September 30, 2003 as compared to the same period in 2002. The remaining increase in revenues was contributed by same store U.S. facilities, which performed approximately 8% more cases in the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

Operating expenses, excluding depreciation and amortization, increased by $16.2 million, or 26%, to $79.3 million for the three months ended September 30, 2003 from $63.1 million for the three months ended September 30, 2002. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 72.9% for the three months ended September 30, 2003 from 73.5% for the three months ended September 30, 2002, primarily as a result of operating efficiencies at our facilities and improved economies of scale as we expanded.

Depreciation and amortization increased $1.4 million, or 20%, to $8.3 million for the three months ended September 30, 2003 from $6.9 million for the three months ended September 30, 2002, primarily as a result of additional depreciation on tangible assets added through acquisitions, expansions of existing facilities, and the effect of the weaker U.S. dollar. Depreciation and amortization, as a percentage of revenues, decreased to 7.6% for the three months ended September 30, 2003 from 8.1% for the three months ended September 30, 2002.

Operating income increased $5.4 million, or 34%, to $21.2 million for the three months ended September 30, 2003 from $15.8 million for the three months ended September 30, 2002, primarily as a result of the impact of acquisitions and improved operating margins at our facilities, as discussed above. Operating income, as a percentage of revenues, increased to 19.5% for the three months ended September 30, 2003 from 18.4% for the three months ended September 30, 2002, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue.

Interest expense, net of interest income, increased 9% to $7.1 million for the three months ended September 30, 2003 from $6.5 million for the three months ended September 30, 2002 primarily as a result of interest expense on debt of facilities acquired since September 30, 2002.

Provision for income taxes and our overall effective tax rates were $3.5 million and 39% for the three months ended September 30, 2003, compared to $2.2 million and 42% for the three months ended September 30, 2002, respectively. The increase in our actual provision for income taxes primarily results from an increase in our pretax income. The decrease in our overall effective tax rate primarily results from our accruing a tax benefit related to pretax losses in Spain during the three months ended September 30, 2003, as compared to our recording no net income tax in Spain during the same period in 2002. Our Spanish operations typically generate a pretax loss during the third quarter due to a seasonal slowdown of the business. Prior to 2003, we did not recognize the benefit of such net operating losses (NOLs) as our Spanish operations had not yet achieved overall profitability and our ability to utilize such NOLs to offset future income was not yet considered “more likely than not”. As the full year results of our Spanish operations began to result in positive pretax income in 2002 and have continued to be profitable on a year-to-date basis during 2003, we began, on January 1, 2003, to accrue taxes in Spain at rates approximating statutory rates, both during the profitable quarters and during the months in the third quarter that typically generate pretax losses.

Net income was $5.6 million for the three months ended September 30, 2003 compared to $3.0 million for the three months ended September 30, 2002. This $2.6 million improvement primarily results from the increased revenues and improved operating efficiencies and economies of scale related to expenses discussed above.

EBITDA less minority interests increased $5.2 million, or 28%, to $23.9 million for the three months ended September 30, 2003 from $18.7 million for the three months ended September 30, 2002. Of this increase in EBITDA less minority interests, $2.6 million was contributed by facilities acquired or opened since June 30, 2002. EBITDA less minority interests, as a percentage of revenues, increased to 22.0% for the three months ended September 30, 2003 from 21.8% for the three months ended September 30, 2002, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues increased by $75.7 million, or 31%, to $322.4 million for the nine months ended September 30, 2003 from $246.7 million for the nine months ended September 30, 2002. Of this increase in revenues, $30.9 million was contributed by facilities acquired or opened since December 31, 2001. The U.S. dollar was weaker relative to the Eurodollar and the British pound during the nine months ended September 30, 2003 as compared to the same period in the prior year, resulting in a positive impact of $17.8 million on year over year revenues for the facilities in Western Europe that were owned in both 2003 and 2002 (“same store” facilities). Absent this foreign exchange impact, same store facilities in Western Europe contributed $6.2 million more to consolidated revenues in the nine months ended September 30, 2003 as compared to the same period in 2002. The remaining increase in revenues was contributed by same store U.S. facilities, which performed approximately 9% more cases in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

Operating expenses, excluding depreciation and amortization, increased by $50.7 million, or 28%, to $228.9 million for the nine months ended September 30, 2003 from $178.2 million for the nine months ended September 30, 2002. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 71.0% for the nine months ended September 30, 2003 from 72.2% for the nine months ended September 30, 2002, primarily as a result of operating efficiencies at our facilities and improved economies of scale as we expanded.

Depreciation and amortization increased $4.7 million, or 25%, to $23.6 million for the nine months ended September 30, 2003 from $18.9 million for the nine months ended September 30, 2002, primarily as a result of additional depreciation on tangible assets added through acquisitions, expansions of existing facilities, and the effect of the weaker U.S. dollar. Depreciation and amortization, as a percentage of revenues, decreased to 7.3% for the nine months ended September 30, 2003 from 7.7% for the nine months ended September 30, 2002.

Operating income increased $20.3 million, or 41%, to $70.0 million for the nine months ended September 30, 2003 from $49.6 million for the nine months ended September 30, 2002, primarily as a result of the impact of acquisitions and improved operating margins at our facilities, as discussed above. Operating income, as a percentage of revenues, increased to 21.7% for the nine months ended September 30, 2003 from 20.1% for the nine months ended September 30, 2002, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue.

Interest expense, net of interest income, increased 11% to $20.3 million for the nine months ended September 30, 2003 from $18.3 million for the nine months ended September 30, 2002 primarily as a result of interest expense on debt of facilities acquired since December 31, 2001.

Provision for income taxes and our overall effective tax rates were $12.7 million and 38% for the nine months ended September 30, 2003, compared to $7.2 million and 34% for the nine months ended September 30, 2002, respectively. The increase in our actual provision for income taxes primarily results from an increase in our pretax income. The increase in our overall effective tax rate primarily results from our accruing no net income tax expense in Spain prior to January 1, 2003, at which time we began accruing taxes at rates approximating statutory rates. We began utilizing net operating loss carryforwards (NOLs) to offset current taxable income as our Spain operations achieved profitability for the first time during 2002, and during the fourth quarter of 2002 we recognized the benefit of a portion of our Spain NOLs generated during our initial years of operations as the realization of a portion of our Spain NOLs was deemed “more likely than not.”

Net income was $20.9 million for the nine months ended September 30, 2003 compared to $13.9 million for the nine months ended September 30, 2002. This $7.0 million improvement primarily results from the increased revenues and improved operating efficiencies and economies of scale related to expenses discussed above.

EBITDA less minority interests increased $18.4 million, or 32%, to $76.8 million for the nine months ended September 30, 2003 from $58.4 million for the nine months ended September 30, 2002. Of this increase in EBITDA less minority interests, $7.9 million was contributed by facilities acquired or opened since December 31, 2001. EBITDA less minority interests, as a percentage of revenues, increased to 23.8% for the nine months ended September 30, 2003 from 23.7% for the nine months ended September 30, 2002, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue.

Liquidity and Capital Resources

During the nine months ended September 30, 2003, the Company generated $75.7 million of cash flows from operations as compared to $45.2 million during the nine months ended September 30, 2002. Of this $30.4 million improvement, approximately $20.0 million resulted from the collection of receivables from physician groups to whom we provide certain administrative services. This collection resulted from the modification of our agreements with those physicians, whereby the financing of accounts receivable was eliminated from the scope of administrative services provided by us.

During the nine months ended September 30, 2003, the Company’s net cash used in investing activities was $84.4 million, consisting primarily of $45.8 million for the purchase of businesses and equity interests, net of cash received, and $31.2 million for the purchase of property and equipment. The $45.8 million primarily consists of $9.0 million paid for the acquisition of a private surgical hospital in Marbella, Spain, $13.8 million paid for the acquisition of a private surgical hospital in London, England, $10.8 million paid for the acquisition of an ambulatory surgery center in Austin, Texas, $6.1 million paid for the acquisition of a noncontrolling interest in an ambulatory surgery center in Torrance, California, and net incremental investments in unconsolidated affiliates of $6.1 million. Approximately $18.0 million of the property and equipment purchases related to ongoing development projects and the remaining $13.2 million represents purchases of equipment at existing facilities. The $84.4 million of cash used in investing activities was funded primarily with cash flows from operations and additionally through borrowings under our credit facilities and a reduction in cash on hand. Net cash provided by financing activities during the nine months ended September 30, 2003 was $6.6 million. Cash and cash equivalents were $45.4 million at September 30, 2003 as compared to $47.6 million at December 31, 2002, and net working capital was $28.2 million at September 30, 2003 as compared to $51.4 million at December 31, 2002, with the reduction being primarily the collection of receivables from physician groups (discussed above) and subsequent use of those funds in investing activities.

In November 2002, we entered into a revolving credit facility with a group of commercial lenders providing us with the ability to borrow up to $115.0 million for acquisitions and general corporate purposes in the United States and Spain or for any new subsidiary that becomes a guarantor of the facility. Under the terms of the facility, the Company may invest up to a total of $25.0 million in subsidiaries that are not guarantors, including subsidiaries in the United Kingdom. Borrowings under our credit facility mature on November 7, 2005. As of September 30, 2003, no amounts were outstanding under this facility and $48.7 million was available for borrowing based on actual reported consolidated financial results. Maximum availability under the facility is based upon pro forma EBITDA including EBITDA from acquired entities. Assuming historical purchase multiples of annual EBITDA of potential acquisition targets, approximately $87.4 million would be available for borrowing to finance acquisitions as of September 30, 2003, of which none was drawn at September 30, 2003. Our credit agreement and the indenture governing our Senior Subordinated Notes contain various restrictive covenants, including covenants that limit our ability and the ability of certain of our subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock.

Additionally, one of our U.K. subsidiaries has a credit agreement with a commercial lender in the United Kingdom that provides for total borrowings of £52.0 million (approximately $86.4 million as of September 30, 2003) under four separate facilities, the fourth of which was added during the second quarter of 2003, increasing the agreement’s total borrowing capacity by £10.0 million from its previous total of £42.0 million. At September 30, 2003, total outstanding borrowings under this credit agreement were approximately $61.0 million, which represents total borrowings net of scheduled repayments of $13.3 million that have been made under the agreement, and approximately $12.1 million was available for borrowings, primarily for capital projects specified under the agreement. Borrowings under this agreement bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. We pledged the capital stock of our U.K. subsidiaries to secure borrowings under this agreement.

We were in compliance with all debt covenants as of September 30, 2003.

	Payments Due by Period (In Thousands)
Contractual Cash Obligations	Total	Within 1 year	1 to 3 years	4 to 5 years	Beyond 5 years
Long term debt
Senior Subordinated Notes	$150,000	$—	$—	$—	$150,000
U.S. Credit Facility	—	—	—	—	—
U.K. Credit Facility	61,024	4,265	11,302	16,205	29,252
Loans from former owners of subsidiaries	550	517	33	—	—
Other debt at operating subsidiaries	21,437	4,267	9,601	6,451	1,118
Capitalized lease obligations:
U.S. operating subsidiaries	46,025	8,174	10,615	3,659	23,577
Western Europe operating subsidiaries	91,203	4,642	8,273	7,787	70,501
Operating lease obligations:
U.S. operating subsidiaries	49,209	6,921	12,487	10,898	18,903
Western Europe operating subsidiaries	12,576	1,664	2,898	2,474	5,540
Total contractual cash obligations	$432,024	$30,450	$55,209	$47,474	$298,891

Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $89.5 million at September 30, 2003, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 86.7% at September 30, 2003. Additionally, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements. At September 30, 2003, the total obligations of these unconsolidated affiliates under debt and capital lease obligations was approximately $76.2 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt and capitalized lease obligations, of these unconsolidated affiliates was 23.6% at September 30, 2003. USPI or one of its wholly owned subsidiaries had collectively guaranteed $12.2 million in total debt and capital lease obligations of our unconsolidated affiliates as of September 30, 2003.

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

Our acquisition and development program will require substantial capital resources, which we estimate to range from $40.0 million to $60.0 million per year over the next three years, including an estimated $3.8 million related to additional consideration to the sellers of acquired facilities based upon those facilities achieving certain financial targets and potentially an additional €4.3 million (approximately $5.0 million as of September 30, 2003) related to the resolution of certain contingencies related to the Marbella acquisition, of which €2.9 million (approximately $3.4 million as of September 30, 2003) million has been placed in escrow and is reported in other assets in our consolidated balance sheet. In addition, the operations of our existing surgical facilities will require ongoing capital expenditures. We believe that existing funds, cash flows from operations and borrowings under our credit facilities will provide sufficient liquidity for at least the next twelve months.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime, LIBOR or Euribor. At September 30, 2003, $149.0 million of our total outstanding debt was the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $4.1 million was in other fixed rate instruments and the remaining $82.5 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of $0.8 million. The Senior Subordinated Notes, which represent 97% of our total fixed rate debt at September 30, 2003, are considered to have a fair value, based upon recent trading, of $163.5 million, which is approximately $14.5 million higher than the carrying value at September 30, 2003.

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

ITEM 4.   Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined by SEC rules) was made as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation was made under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by SEC rules) that occurred during the Company’s fiscal quarter ended September 30, 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

ITEM 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits:

3.1	Second Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
3.3

Form of Certificate of Designation of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, par value $.01 per share (previously filed as part of Exhibit 4.1 to the Company’s Form 8-A filed with the Commission on June 13, 2001 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
4.2

Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

4.3

Rights Agreement between the Company and First Union National Bank as Rights Agent dated June 13, 2001 (previously filed as Exhibit 4.1 to the Company’s Form 8-A filed with the Commission on June 13, 2001 and incorporated herein by reference).

10.1*	First Amendment to the Company’s Deferred Compensation Plan.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

(b)   Reports on Form 8-K:

The Company filed a report on Form 8-K dated July 8, 2003 to furnish, pursuant to Regulation FD, a news release describing the Company’s acquisition of ownership interests in three surgery centers in Texas.

The Company filed a report on Form 8-K dated July 29, 2003 to furnish, pursuant to Regulation FD, a news release announcing the Company’s results for the quarter ended June 30, 2003.

The Company filed a report on Form 8-K dated September 3, 2003 to furnish, pursuant to Regulation FD, a news release describing the Company’s development progress.

The Company filed a report on Form 8-K dated September 3, 2003 to furnish, pursuant to Regulation FD, a copy of materials dated September 2003 and prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

The Company filed a report on Form 8-K dated September 30, 2003 to furnish, pursuant to Regulation FD, a news release announcing the expansion of the Company’s relationship with Memorial Hermann Healthcare System.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

	By:	/s/ Mark A. Kopser
Date: November 6, 2003		Mark A. Kopser Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)

	By:	/s/ John J. Wellik
John J. Wellik Senior Vice President, Accounting and Administration, and Secretary (Principal Accounting Officer)

Exhibit Index

3.1	Second Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
3.3

Form of Certificate of Designation of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior Participating Preferred Stock, par value $.01 per share (previously filed as part of Exhibit 4.1 to the Company’s Form 8-A filed with the Commission on June 13, 2001 and incorporated herein by reference).

4.1	Form of Common Stock Certificate (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
4.2

Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein be reference).

4.3

Rights Agreement between the Company and First Union National Bank as Rights Agent dated June 13, 2001 (previously filed as Exhibit 4.1 to the Company’s Form 8-A filed with the Commission on June 13, 2001 and incorporated herein by reference).

10.1*	First Amendment to the Company’s Deferred Compensation Plan.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.