Form 10-K
period 2003-12-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2004-03-12
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission file No. 000-32837

United Surgical Partners International, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	75-2749762
(State of Incorporation)	(I.R.S. Employer Identification No.)

15305 Dallas Parkway, Suite 1600 Addison, Texas (Address of principal executive offices)	75001 (Zip Code)

(972) 713-3500

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	The Nasdaq Stock Market
Rights to Purchase Series A Junior Participating	The Nasdaq Stock Market
Preferred Stock, par value $.01 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Parts I, II, III, and IV of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

Aggregate market value of outstanding Common Stock held by non-affiliates of the Registrant, as of June 30, 2003	$509,098,964

Number of shares of Common Stock outstanding as of March 8, 2004	28,024,942

DOCUMENTS INCORPORATED BY REFERENCE

      Part III — Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held April 28, 2004.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

2003 ANNUAL REPORT ON FORM 10-K

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	36
Item 3.	Legal Proceedings	36
Item 4.	Submission of Matters to a Vote of Security Holders	36

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	37
Item 6.	Selected Consolidated Financial Data	38
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	40
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	55
Item 8.	Financial Statements and Supplementary Data	56
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56
Item 9A.	Controls and Procedures	56

PART III
Item 10.	Directors and Executive Officers of the Registrant	57
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
Item 13.	Certain Relationships and Related Transactions	57
Item 14.	Principal Accounting Fees and Services	57

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	57
1st Amendment to Amended/Restated Credit Agreement
2nd Amendment to Amended/Restated Credit Agreement
Amendment of Employment Agreement
Employment Agreement - Jonathan R. Bond
Employment Agreement - Brett P. Brodnax
Employment Agreement - Mark C. Garvin
Employment Agreement - Mark A. Kopser
List of Company's Subsidiaries
Consent of KPMG LLP
Power of Attorney - Donald E. Steen
Power of Attorney - William H. Wilcox
Power of Attorney - Mark A. Kopser
Power of Attorney - John J. Wellik
Power of Attorney - James C. Crews
Power of Attorney - D. Scott Mackesy
Power of Attorney - Thomas L. Mills
Power of Attorney - Boone Powell, Jr.
Power of Attorney - Paul B. Queally
Power of Attorney - David P. Zarin, M.D.
Power of Attorney - John C. Garrett, M.D.
Power of Attorney - Jerry P. Widman
Power of Attorney - Joel T. Allison
Certification of CEO - Section 302
Certification of CFO - Section 302
Certification of CEO - Section 906
Certification of CFO - Section 906

Note:	The responses to Items 10 through 13 will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held April 28, 2004. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

FORWARD LOOKING STATEMENTS

      Certain statements contained in this Annual Report on Form 10-K, and the document incorporated herein by reference, including, without limitation, statements containing the words “believes”, “anticipates”, “expects”, “continues”, “will”, “may”, “should”, “estimates”, “intends”, “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the U.S. and Western Europe; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified personnel, including physicians, nurses and other health care professionals; our significant indebtedness; the availability of suitable acquisition and development opportunities and the length of time it takes to accomplish acquisitions and developments; our ability to integrate new businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks and uncertainties discussed in this Annual Report on Form 10-K and the document incorporated herein by reference. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

PART I

Item 1.	Business

General

      United Surgical Partners International, Inc. (together with its subsidiaries, “we”, the “Company” or “USPI”) owns and operates short stay surgical facilities including surgery centers and private surgical hospitals in the United States, Spain and the United Kingdom. We focus on providing high quality surgical facilities that meet the needs of patients, physicians and payors better than hospital-based and other outpatient surgical facilities. We believe that our facilities (1) enhance the quality of care and the healthcare experience of patients, (2) offer significant administrative, clinical and economic benefits to physicians and (3) offer an efficient and low cost alternative to payors. We acquire and develop our facilities through the formation of strategic relationships with physicians and healthcare systems to better access and serve the communities in our markets. Our operating model is efficient, scalable and portable and we have adapted it to each of our national markets. We believe that our acquisition and development strategy and operating model enable us to continue to grow by taking advantage of highly-fragmented markets and an increasing demand for short stay surgery.

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

      Donald E. Steen, our chairman, and Welsh, Carson, Anderson & Stowe formed USPI in February 1998. We operate surgery centers and private surgical hospitals in the United States and Western Europe. As of December 31, 2003, we operated 74 facilities, consisting of 62 in the United States, nine in Spain, and three in the United Kingdom. Of the 62 U.S. facilities, 35 are jointly owned with 16 major not-for-profit healthcare systems. Overall, as of December 31, 2003, we held ownership interests in 72 of the facilities and operated the remaining two facilities under management contracts. Our revenues for 2003 were $446.3 million, up 30% from $342.4 million for 2002.

Available Information

      We file proxy statements and annual, quarterly and current reports with the Securities and Exchange Commission. You may read and copy any document that we file at the SEC’s public reference room located at 450 Fifth Street N.W., Washington, D.C. 20549. You may also call the Securities and Exchange Commission at 1-800-SEC-0330 for information on the operation of the public reference room. Our SEC filings are also available to you free of charge at the SEC’s web site at http://www.sec.gov. We also maintain a web site at http://www.unitedsurgical.com that includes links to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports are available on our website without charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We post our audit and compliance committee, options and compensation committee, nominating and corporate governance committee charters, our corporate governance guidelines, and our financial code of ethics applicable to our chief executive officer, chief financial officer, chief accounting officer and other senior financial officers on our web site. These documents are available free of charge to any stockholder upon request. Information on our web site is not deemed incorporated by reference into this Form 10-K.

Industry Background

      We believe many physicians prefer surgery centers and private surgical hospitals to general acute care hospitals. We believe that this is due to the elective nature of the procedures performed at our surgery centers and private surgical hospitals, which allows physicians to schedule their time more efficiently and therefore increase the number of surgeries they can perform in a given amount of time. In addition, these facilities usually provide physicians with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases. While surgery centers and private surgical hospitals generally perform scheduled surgeries, private acute care hospitals and national health service facilities generally provide a broad range of services, including high priority and emergency procedures. Medical emergencies often demand the unplanned use of operating rooms and result in the postponement or delay of scheduled surgeries, disrupting physicians’ practices and inconveniencing patients. Surgery centers and private surgical hospitals in the United States, Spain and the United Kingdom are designed to improve physician work environments and improve physician efficiency. In addition, many physicians choose to perform surgery in facilities like ours because their patients prefer the comfort of a less institutional atmosphere and the convenience of simplified admissions and discharge procedures.

United States

      According to Verispan’s 2003 Outpatient Surgery Center Market Report, the number of outpatient surgery cases performed in freestanding surgery centers increased 81% from 4.3 million in 1996 to an estimated 7.8 million in 2003. Outpatient surgical procedures represented approximately 20% of all surgical procedures performed in the United States in 1981 compared to approximately 78% in 2001. New surgical techniques and technology, as well as advances in anesthesia, have significantly expanded the types of surgical procedures that are being performed in surgery centers and have helped drive the growth in outpatient surgery. Lasers, arthroscopy, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with many surgical procedures. Improved anesthesia has shortened recovery time by minimizing post-operative side effects such as nausea and drowsiness, thereby avoiding the need for overnight hospitalization in many cases. In addition, some states in the United States now permit surgery centers to keep a patient for up to 23 hours. This allows more complex surgeries, previously only performed in an inpatient setting, to be performed in a surgery center.

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

      While Spain’s national health service covers substantially all of the country’s population, a private healthcare industry has emerged that currently serves the 17% of Spain’s population that maintains private insurance and another growing portion of the population that pays for elective procedures from personal funds. We believe that these increases support our view that the number of privately insured citizens, the amount of private healthcare expenditures and the resulting demand for private networks such as ours will continue to grow. We also believe that the growth in Spain’s private healthcare industry has been driven in large part by an increase in the number of employers offering private insurance as a benefit to their employees. Like their U.S. counterparts, private insurance companies in Spain typically offer comprehensive health coverage. Since less than one-third of the private surgical hospitals in Spain are owned by multi-facility systems, we believe an opportunity exists to expand our private hospital network that will enable us to negotiate more effectively with the country’s large health insurance companies. Our facilities also supplement the national health service as public hospitals periodically refer overload cases to our facilities.

      We are able to accept or reject these cases based on the available capacity of our facilities and the profitability of the cases. For the year ended December 31, 2003, we derived approximately 72% of our revenues in Spain from private insurance, approximately 17% from private pay and approximately 11% from government payors.

      The United Kingdom also provides government-funded healthcare to all of its residents through a national health service. It, however, is also subject to funding and capacity limitations. Since the demand for healthcare services exceeds the public system’s capacity, U.K. residents may encounter waiting lists for elective surgery of up to 18 months as well as delays in obtaining cancer biopsies and other diagnostic procedures. The World Health Organization reports that 25,000 people die unnecessarily of cancer in Britain each year due to underfinanced and poorly managed cancer programs. In response to these shortfalls, private healthcare networks and private insurance companies have developed in the United

Kingdom. Approximately 11% of the U.K. population has private insurance to cover elective surgical procedures, and another rapidly growing segment of the population pays for elective procedures from personal funds. For the year ended December 31, 2003, in the United Kingdom, we derived approximately 61% of our revenues from private insurance, approximately 30% from private pay patients and approximately 9% from government payors.

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

Attract and retain top quality surgeons and other physicians

      Since physicians provide and influence the direction of healthcare worldwide, we have developed our operating model to encourage physicians to affiliate with us and to use our facilities as an extension of their practices. We believe we attract physicians because we design our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols to increase physician productivity and promote their professional and financial success. We believe this focus on physicians, combined with providing high quality healthcare in a friendly and convenient environment for patients, will continue to increase case volumes at our facilities. In addition, in the United States, we generally offer physicians the opportunity to purchase equity interests in the facilities they use as an extension of the physicians’ practices. We believe this opportunity attracts quality physicians to our facilities and ownership increases the physicians’ involvement in facility operations, enhancing quality of patient care, increasing productivity and reducing costs.

Pursue strategic relationships with not-for-profit healthcare systems

      Through strategic relationships with us, not-for-profit healthcare systems can benefit from our operating expertise and create a new cash flow opportunity with limited capital expenditures. We believe that these relationships also allow not-for-profit healthcare systems in particular to attract and retain physicians and improve their hospital operations by focusing on their core business. We also believe that strategic relationships with these healthcare systems help us to develop more quickly, relationships with physicians, communities, suppliers and payors. Generally, the healthcare systems with which we develop relationships have strong local market positions and excellent reputations that we use in branding our facilities. In addition, our relationships with not-for-profit healthcare systems enhance our acquisition and development efforts by (1) providing opportunities to acquire facilities the systems may own, (2) providing access to physicians already affiliated with the systems, (3) attracting additional physicians to affiliate with newly developed facilities, and (4) encouraging physicians who own facilities to consider a strategic relationship with us.

Expand our presence in existing markets

      Our primary strategy is to grow selectively in markets in which we already operate facilities. We believe that selective acquisitions and development of new facilities in existing markets allow us to leverage our existing knowledge of these markets and to improve operating efficiencies. In particular, our experience has been that newly developed facilities in markets where we already have a presence and a not-for-profit hospital partner are the best use of the company’s invested capital.

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

      Upon identifying a target facility, we conduct financial, legal, operational, technology and systems audits of the facility and conduct interviews with the facility’s management, affiliated physicians and staff. Once we acquire or develop a facility, we focus on upgrading systems and protocols, including implementing our proprietary methodology of defined processes and information systems, to increase case volume and improve operating efficiencies.

Enhance operating efficiencies

      Once we acquire a new facility in the U.S., we integrate it into our existing network by implementing a specific action plan to support the local management team and incorporate the new facility into our group purchasing contracts. We also implement our systems and protocols to improve operating efficiencies and contain costs. Our most important operational tool is our management system “Every Day Giving Excellence,” which we refer to as USPI’s EDGE. This proprietary measurement system allows us to track our clinical, service and financial performance, best practices and key indicators in each of our facilities. Our goal is to use USPI’s EDGE to ensure that we provide each of the patients using our facilities with high quality healthcare, offer physicians a superior work environment and eliminate inefficiencies. Using USPI’s EDGE, we track and monitor our performance in clinical care areas such as (1) providing surgeons the equipment, supplies and surgical support they need, (2) starting cases on time, (3) minimizing turnover time between cases, and (4) providing efficient schedules. USPI’s EDGE compiles and organizes the specified information on a daily basis and is easily accessed over the Internet by our facilities on a secure basis. The information provided by USPI’s EDGE enables our employees, facility administrators and management to analyze trends over time and share processes and best practices among our facilities. In addition, the information is used as an evaluative tool by our administrators and as a budgeting and planning tool by our management. USPI’s EDGE is now deployed in all of our U.S. facilities.

Operations

Operations in the United States

      Our operations in the United States consist primarily of our ownership and management of surgery centers. We have ownership interests in 55 surgery centers and five private surgical hospitals and manage or operate, through agreements, two additional surgery centers. Additionally, we own interests in and expect to operate three surgery centers and three private surgical hospitals that are currently under construction. We also have approximately nine projects under development, all of which include a hospital partner, and numerous other potential projects in various stages of consideration, some of which may result in our adding additional facilities during 2004. Over 3,000 physicians have privileges to use our facilities. Our surgery centers are licensed outpatient surgery centers; our private surgical hospitals are licensed as hospitals. Both are generally equipped and staffed for multiple surgical specialties and located in freestanding buildings or medical office buildings. Our average surgery center has approximately 13,000 square feet of space with four or five operating rooms, as well as ancillary areas for preparation, recovery, reception and administration. Our surgery center facilities range from a 4,000 square foot, two operating room facility to a 20,000 square foot, six operating room facility. Our surgery centers are normally open weekdays from 7:00 a.m. to approximately 5:00 p.m. or until the last patient is discharged. We estimate that a surgery center with four operating rooms can accommodate up to 6,000 procedures per year. Our surgical hospitals average 30,000 square feet of space with six operating rooms, ranging in size from 17,000 to 44,000 square feet and having from 4 to 7 operating rooms.

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

      All but our most recently acquired or constructed surgical facilities are accredited by either the Joint Commission on Accreditation of Healthcare Organizations or by the Accreditation Association for Ambulatory Healthcare. We believe that accreditation is the quality benchmark for managed care organizations. Many managed care organizations will not contract with a facility until it is accredited. We believe that our historical performance in the accreditation process reflects our commitment to providing high quality care in our surgical facilities.

      Generally, our surgical facilities are limited partnerships, limited liability partnerships or limited liability companies in which ownership interests are also held by local physicians who are on the medical staff of the centers. Our ownership interests in the centers range from 9.5% to 100%. Our partnership and limited liability company agreements typically provide for the quarterly pro rata distribution of cash equal to net revenues from operations, less amounts held in reserve for expenses and working capital. We also have a management agreement with each of the facilities under which we provide day-to-day management services for a management fee that is typically a percentage of the net revenues of the facility.

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

      Typically, our partnership and limited liability company agreements allow us to use shares of our common stock as consideration for the purchase of a physician’s interest should we be required to purchase these interests. In the event we are required to purchase these interests and our common stock does not maintain a sufficient valuation, we may be required to use cash for the acquisition of a physician’s interest. As a result, the triggering of these obligations and the possible termination of our affiliation with these physicians, which we do not believe is likely, could have a material adverse effect on us.

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

Strategic Relationships

      A key element of our business strategy is to pursue strategic relationships with not-for-profit healthcare systems (“hospital partners”) in selected markets. Of our 62 U.S. facilities, 35 are jointly-owned with 16 not-for-profit healthcare systems. Our strategy involves developing these relationships in three primary ways. One way is by adding new facilities in existing markets with our existing hospital partners. An example of this is our relationship with the Baylor Health Care System in Dallas, Texas. The Baylor joint ventures own a network of 17 operational surgical facilities that serve the approximately four million people in the Dallas/ Fort Worth area. These joint ventures have added new facilities each year since their inception in 1999, including three during 2003, and have an additional three facilities under construction. Another example is our relationship with Ascension Health (“Ascension”) in the Nashville, Tennessee market, through Saint Thomas Health Services (“Saint Thomas”). We jointly own four facilities with Saint Thomas, having constructed and opened one facility in 2002 and another in 2003.

      Another way we develop our strategic relationships with not-for-profit healthcare systems is through the contribution of our ownership interests in existing facilities to a joint venture relationship. During 2003, we contributed our interests in three operational surgical facilities to a joint venture with the Memorial Hermann Healthcare System (“Memorial”) in Houston, Texas and opened a new facility in joint ownership with Memorial. Also during 2003, we contributed our interest in one operational surgery center and one surgical hospital that is expected to open in 2004 to a joint venture with Catholic Healthcare West (“CHW”) in Phoenix, Arizona and added an additional facility in that market under joint ownership with CHW.

      A third way we develop these relationships is through expansion into new markets, both with existing hospital partners and with new partners. An example of this strategy is our expansion into two southern California markets with CHW. We have two projects under development in that region, and while there can be no assurance that these projects will result in operational surgical facilities, significant progress has been made in identifying sites and securing financing and other support from physician partners in the local communities. This would represent our third and fourth markets with CHW, with whom we already jointly own facilities in Las Vegas, Nevada and Phoenix, Arizona. In 2003 we added three new hospital partners in new markets: CHRISTUS Health, through a project currently under development in San Antonio, Texas; Bon Secours Health System, through a project currently under development in Newport News, Virginia; and Providence Health System, through a project currently in the early stages of development in Mission Hills, California. While there can be no assurance that existing or future development projects with these partners will be satisfactorily completed, the relationships represent the potential for future expansion into several new markets, given that each of these three healthcare systems, like Ascension and CHW, operates in several states.

Operations in Spain

      We believe our operations in Spain comprise one of the largest private hospital networks in this highly fragmented market. We own and operate eight private surgical hospitals, one surgery center and a diagnostic facility in Spain and over 1,350 physicians use our facilities. These facilities, located primarily in Barcelona, Madrid and Seville, range in size from 19 beds to 133 beds with an average of 97 beds. In this market, we focus primarily on five specialties: obstetrics/gynecology; orthopedic surgery; general surgery; internal medicine; and plastic surgery.

      In addition, we are developing our brand name, “USPE,” in all of our markets in Spain in an effort to attract top quality physicians and a greater number of patients. We are developing this brand by leveraging the reputation of our more prominent physicians and facilities, particularly Instituto Universitario Dexeus (“Dexeus”) in Barcelona. Dexeus is one of only two private teaching hospitals in Spain. We believe Dexeus’ affiliation with the University of Barcelona, which has nationally renowned physicians, makes it one of Spain’s most respected private hospitals and greatly enhances the USPE brand image.

Operations in the United Kingdom

      We acquired Parkside Hospital in Wimbledon, a suburb southwest of London, and Holly House Hospital in a suburb northeast of London near Essex in April 2000. Parkside has 69 registered acute care beds, including four high dependency beds and four operating theatres, one of which is a dedicated endoscopy suite. Parkside also has its own on-site pathology laboratory which provides services to the on-site cancer treatment center. The imaging department, which has been extensively upgraded in the past three years, has an MRI scanner, CT scanner, and two X-ray screening rooms, plus mammography, dental and ultrasound services available. Approximately 400 surgeons, anesthesiologists, and physicians, all of whom have been subject to a strict credentialing process and continue to participate in annual appraisal programs which Parkside shares with a local hospital operated by the United Kingdom’s national health service, have admitting privileges to the hospital. Parkside’s key specialties include orthopedics, gynecology, neurosurgery, ear-nose-throat, endoscopy and general surgery, and the hospital is currently expanding its day case services in conjunction with the recent opening of the oncology clinic.

      Parkside Oncology Clinic opened in August 2003 and has state of the art equipment designed to provide a wide range of cancer treatments. The pre-treatment and planning suite houses a dedicated CT scanner, which, along with the linear accelerators and virtual simulation software, is linked to the department’s planning system. The clinic also has its own pharmacy aseptic suite which provides chemotherapy to the day care unit at the hospital.

      Holly House Hospital has been an acute care hospital for 20 years and has 55 registered acute care beds, including three high dependency beds. The hospital has three operating theatres and its own on-site pathology laboratory and pharmacy. A diagnostic suite houses MRI and CT scanners, X-ray screening rooms, mammography, ultrasound, and DEXA scanning as well as Kodak Computer Radiography. Over 340 surgeons, anesthesiologists, and physicians have admitting privileges at the hospital, and there are well-established orthopedic, plastic and general surgery practices. The hospital plans to institute oncology and chemotherapy services in the coming year.

      We acquired Highgate Hospital in 2003. Highgate is a 32 bed acute care hospital located in the affluent Hampstead area of London. The hospital has an established cosmetic surgery business and additional practices, including orthopedics, endoscopy and general surgery are being developed.

Case Mix

      The following table sets forth the percentage of our revenues determined based on internally reported case volume from our U.S. facilities and internally reported revenue from our Spain and U.K. facilities for the year ended December 31, 2003 from each of the following specialties:

Specialty	U.S.	Spain	U.K.

Orthopedic	25%	20%	33%
Pain management	23	—	1
Obstetrics/gynecology	4 (1)	17 (2)	13 (3)
General surgery	5	11	16
Ear, nose and throat	6	3	4
Gastrointestinal	14	9	4
Plastic surgery	5	3	14
Ophthalmology	9	2	4
Other	9	35	11

Total	100%	100%	100%

(1)	Includes gynecology only.

(2)	Includes obstetrics and gynecology.

(3)	Includes gynecology and in vitro fertilization.

Payor Mix

      The following table sets forth the percentage of our revenues determined based on internally reported case volume from our U.S. surgical facilities and internally reported revenue from our Spain and U.K. facilities for the year ended December 31, 2003 from each of the following payors:

Payor	U.S.	Spain	U.K.

Private insurance	69%	72%	61%
Self-pay	3	17	30
Government	25 (1)	11	9
Other	3	—	—

Total	100%	100%	100%

(1)	Based solely on case volume. Because government payors typically pay less than private insurance, the percentage of our U.S. revenue attributable to government payors is approximately 11% for Medicare and 1% for Medicaid.

      The following table sets forth information relating to the not-for-profit healthcare systems with which we are affiliated as of December 31, 2003:

		Number	Number
		of Facilities	of Joint
Healthcare System	Geographical Focus	Operated	Ventures

Single Market Systems:
Baylor Healthcare System	Dallas/Fort Worth, Texas	17	1
Memorial Hermann Healthcare System	Houston, Texas	4	1
Meridian Health System	New Jersey	2	1
Covenant Health:	Eastern Tennessee		1
Fort Sanders Parkwest Medical Center	Knoxville, Tennessee	1
Decatur General Hospital	Decatur, Alabama	1	1
Mountain States Health Alliance:	Northeast Tennessee		1
Johnson City Medical Center	Johnson City, Tennessee	1
Northside Hospital	Atlanta, Georgia	1	1
Robert Wood Johnson University Hospital	East Brunswick, New Jersey	1	1
Multi-Market Systems:
Ascension Health(a):	19 states and D.C.(b)	4	1
Baptist Hospital (2 facilities)	Nashville, Tennessee
Middle Tennessee Medical Center (1 facility)	Murfreesboro, Tennessee
Saint Thomas Health Services (1 facility)	Nashville, Tennessee
Catholic Healthcare West:	California, Arizona, Nevada	3	4
St. Joseph’s Hospital and Medical Center (2 facilities)	Phoenix, Arizona
St. Rose Dominican Hospital (1 facility)	Henderson, Nevada
San Gabriel Valley Medical Center(c)	San Gabriel, California
Mercy Southwest Hospital(c)	Bakersfield, California
Bon Secours Health System:	Nine eastern states(d)		1
Mary Immaculate Hospital(c)	Newport News, Virginia
CHRISTUS Health	Five states(e)		1
South Texas Medical Center(c)	San Antonio, Texas
Providence Health System:	Four western states(f)		1
Providence Holy Cross Medical Center (c)	Mission Hills, California

Totals		35	16

(a)	Through the Saint Thomas Health Services System

(b)	Alabama, Arkansas, Arizona, Connecticut, District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Michigan, Missouri, New York, Pennsylvania, Tennessee, Texas, Washington and Wisconsin

(c)	A joint venture agreement has been signed and projects have been initiated, but no facilities in this joint venture are yet operational.

(d)	Florida, Kentucky, Maryland, Michigan, New Jersey, New York, Pennsylvania, South Carolina, and Virginia

(e)	Arkansas, Louisiana, Missouri, Texas, and Utah

(f)	Alaska, California, Oregon, and Washington

Facilities

     The following table sets forth information relating to the facilities that we operated as of December 31, 2003:

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
	Facility	Affiliation		Rooms	USPI

	United States
	Atlanta
*	Advanced Surgery Center, Canton, Georgia(1)	3/27/02		3	26
	East West Surgery Center, Austell, Georgia	9/1/00	(4)	3	51
	Lawrenceville Surgical Center, Lawrenceville, Georgia	8/1/01		2	15
	Northwest Georgia Orthopaedic Surgery Center, Marietta, Georgia	11/1/00	(4)	2	15
	Orthopaedic South Surgical Center, Morrow, Georgia	11/28/03		2	15
	Resurgens Surgery Center, Atlanta, Georgia	10/1/98	(4)	4	40
	Roswell Surgery Center, Roswell, Georgia	10/1/00	(4)	2	15
	Dallas/ Fort Worth
*	Arlington Surgery Center, Arlington, Texas(1)	2/1/99		6	44
*	Baylor Surgicare, Garland, Texas(1)	6/1/99		6	21
*	Bellaire Surgery Center, Fort Worth, Texas	10/15/02		4	20
*	Denton Surgicare, Denton, Texas(1)	2/1/99		4	21
*	Frisco Surgical Hospital, Frisco, Texas(5)	9/30/02		6	20
*	Grapevine Surgery Center, Grapevine, Texas	2/16/02		4	11
*	Irving-Coppell Surgical Hospital, Irving,Texas(5)	10/20/03		5	10
*	Lewisville SurgiCare Partners, Lewisville, Texas(1),(3)	9/16/02		6	0
*	Mary Shiels University Surgical Partners(5)	4/1/03		5	21
*	Medical Centre Surgicare, Fort Worth, Texas(1)	12/18/98		8	46
*	Metroplex Surgery Center, Bedford, Texas(1)	12/18/98		5	44
*	North Texas Surgery Center, Dallas, Texas(1)	12/18/98		4	45
*	Park Cities Surgery Center, Dallas, Texas	6/9/03		4	28
*	Physicians Day Surgery Center, Dallas, Texas	10/12/00		4	21
*	Premier Ambulatory Surgery Center of Garland, Garland, Texas	2/1/99		2	45
*	Texas Surgery Center, Dallas, Texas(1)	6/1/99		4	21
*	Valley View Surgery Center, Dallas, Texas	12/18/98		4	58
	Houston
*	Doctors Surgery Center (Houston), Pasadena, Texas	9/1/99		5	71
*	Sugar Land Surgical Hospital, Sugar Land, Texas(5)	12/28/02		4	13
*	TOPS Specialty Hospital, Houston, Texas(5)	7/1/99		7	47
*	United Surgery Center — Southeast, Houston, Texas(1)	9/1/99		3	83
	Los Angeles
	Coast Surgery Center of South Bay, Inc., Torrance, California(1)	12/18/01		3	63
	Pacific Endo-Surgical Center , Torrance, California	8/1/03		1	27
	San Gabriel Valley Surgical Center, West Covina, California	11/16/01		4	68
	The Center for Ambulatory Surgical Treatment	11/14/02		4	10
	Nashville
*	Baptist Ambulatory Surgery Center, Nashville, Tennessee	3/1/98	(4)	6	22
*	Baptist Plaza Surgicare, Nashville, Tennessee	12/3/03		7	27
*	Middle Tennessee Ambulatory Surgery Center, Murfreesboro, Tennessee	7/29/98		4	42
	Physicians Pavilion Surgery Center, Nashville, Tennessee	7/29/98		4	77
*	Saint Thomas Campus SurgiCare, Nashville, Tennessee	7/15/02		5	22
	New Jersey
*	Shrewsbury Ambulatory Surgery Center, Shrewsbury, New Jersey	4/1/99		4	27
*	Toms River Surgery Center, Toms River, New Jersey	3/15/02		4	26
	Phoenix
*	St. Joseph’s Outpatient Surgery Center, Phoenix, Arizona	9/2/03		9	49
*	Warner Park Surgical Center, Phoenix, Arizona	7/1/99		4	38

		Date of	Number
		Acquisition	of	Percentage
		or	Operating	Owned by
	Facility	Affiliation	Rooms	USPI

United States (continued)
	Additional Markets
	Austintown Ambulatory Surgery Center, Austintown, Ohio(1)	4/12/02	5	20
	Corpus Christi Outpatient Surgery, Corpus Christi, Texas(1)	5/1/02	5	70
	Creekwood Surgery Center, Kansas City, Missouri(1)	7/29/98	4	68
	Day-Op Center of Long Island, Mineola, New York(2)	12/4/98	4	0
*	Decatur Surgery Center, Decatur, Alabama(1)	7/29/98	2	61
	Destin Surgery Center, Destin, Florida	9/25/02	2	30
	Las Cruces Surgery Center, Las Cruces, New Mexico(1)	2/1/01	3	50
*	Mountain Empire Surgery Center, Johnson City, Tennessee	2/20/00 (4)	4	20
	New Mexico Orthopaedic Surgery Center, Albuquerque, New Mexico	2/29/00 (4)	4	51
	Oklahoma City North Ambulatory Surgery Center, Oklahoma City, Oklahoma(1)	3/27/02	4	55
*	Parkway Surgery Center, Henderson, Nevada	8/3/98	5	48
*	Parkwest Surgery Center, Knoxville, Tennessee	7/26/01	5	22
*	Robert Wood Johnson Surgery Center, East Brunswick, New Jersey	6/26/02	5	45
	Surgery Center in Middleburg Heights, Middleburg Heights, Ohio(1)	6/19/02	7	60
	Surgery Center of Sarasota, Sarasota, Florida	10/12/01	4	68
	Surgi-Center of Central Virginia, Fredericksburg, Virginia	11/29/01	4	79
	Teton Outpatient Services, Jackson, Wyoming	8/1/98 (4)	2	52
	Texan Ambulatory Surgery Center, Austin, Texas	6/1/03	3	65
	United Surgical Associates, Cottonwood, Arizona	7/14/03	2	25
	University Surgical Center, Winter Park, Florida	10/15/98	3	40
	Zeeba Surgery Center, Lyndhurst, Ohio(1)	10/11/02	5	58
	Western Europe
	Spain
	Insituto Universitatio Dexeus, Barcelona	04/30/98	12	79
	Hospital Santa Teresa, La Coruna	11/5/98	5	96
	Hospital Sagrado Corazon, Seville	10/16/98	9	100
	Clinica Nuestra Senora de la Esperanza, Vitoria	10/5/98	3	100
	Clinica San Camilo, Madrid	3/15/00	8	93
	Clinica San Jose, Madrid	11/1/00	7	93
	USP Hospital San Carlos, Murcia	2/1/02	6	100
	United Surgical Partners Hospital de Marbella, S.L., Marbella	3/4/03	3	100
	Centro de Cirugia Ambulatario, Barcelona	3/1/99	3	79
	United Kingdom
	Parkside Hospital, Wimbledon	4/6/00	4	100
	Holly House Hospital, Essex	4/6/00	3	100
	Highgate Private Clinic, Hampstead	4/29/03	3	100

*	Facilities jointly owned with not-for-profit hospital systems.

(1)	Certain of our surgery centers are licensed and equipped to accommodate 23-hour stays.

(2)	Operated through a consulting and administrative agreement.

(3)	Management agreement only.

(4)	Indicates date of acquisition by OrthoLink. We acquired OrthoLink in February 2001.

(5)	Surgical hospitals, all of which are licensed and equipped for overnight stays.

     In addition, the Company provides management services to two facilities in Columbus, Ohio and two facilities in Oklahoma City, Oklahoma under short-term contracts scheduled to terminate during 2004, and a facility in Tyler, Texas under a contract currently scheduled to terminate in 2006. The Company holds no ownership in these facilities.

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

     Our office in the United Kingdom is located in London. We currently lease 1,900 square feet. The lease expired in February 2004 and we are currently negotiating terms of an extension.

     Our Spanish offices are located in Madrid and Barcelona. We currently lease 3,333 square feet of space in Madrid. The lease expires in December 2008. Additionally, we lease 3,100 square feet of space in Barcelona. The lease expires in December 2007.

     We also lease 10,408 square feet of space in Brentwood, Tennessee, which was the former OrthoLink headquarters and currently serves as a regional office. The lease expires in February 2008.

Development

      The following table sets forth information relating to facilities that are currently under construction:

Expected
	Hospital		Opening	Number of Operating
Facility Location	Partner	Type	Date	Rooms/Beds

Chandler, Arizona	CHW	Surgical Hospital	1Q04	6 OR’s, 16 beds
San Gabriel, California	CHW	Surgery Center	3Q04	3 OR’s
Baton Rouge, Louisiana	None	Surgical Hospital	1Q05	4 OR’s, 11 beds
Fort Worth, Texas	Baylor	Surgery Center	3Q04	4 OR’s
Rockwall, Texas	Baylor	Surgery Center	4Q04	3 OR’s
Trophy Club, Texas	Baylor	Surgical Hospital	2Q04	6 OR’s, 20 beds

      We also have nine additional projects under development, all of which involve a hospital partner. It is possible that some of these projects, as well as other projects which are in various stages of negotiation with both current and prospective joint venture partners, will result in our operating additional facilities sometime in 2004. While our history suggests that many of these projects will culminate with the opening of a profitable surgical facility, we cannot assure you that any of these projects will reach that stage or will be successful thereafter.

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

Competition

      In all of our markets, we compete with other providers, including major acute care hospitals. Hospitals have various competitive advantages over us, including their established managed care contracts, community position, physician loyalty and geographical convenience for physicians’ in-patient and out-patient practices. However, we believe that, in comparison to hospitals with which we compete for managed care contracts, our surgery centers and private surgical hospitals compete favorably on the basis of cost, quality, efficiency and responsiveness to physician needs in a more comfortable environment for the patient.

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

      There are several large, publicly-held companies, or divisions or subsidiaries of large publicly-held companies, that acquire and develop freestanding multi-specialty surgery centers and private surgical hospitals. Some of these competitors have greater resources than we do. The principal competitive factors that affect our ability and the ability of our competitors to acquire surgery centers and private surgical hospitals are price, experience, reputation and access to capital. Further, in the United States some physician groups develop surgery centers without a corporate partner. It is generally difficult, however, for a single practice to create effectively the efficient operations and marketing programs necessary to compete with other provider networks and companies. As a result, and also due to the financial investment necessary to develop surgery centers and private surgical hospitals, many healthcare systems and physician groups are attracted to corporate partners such as us.

      In the United Kingdom, we face competition from both the national health service and other privately operated hospitals. Across the United Kingdom, a large number of private hospitals are owned by the four largest hospital operators. In addition, the two largest payors account for over half of the privately insured market. We believe our hospitals can effectively compete in this market due to location and specialty mix of our facilities. Our hospitals also have a higher portion of self pay business than the overall market. Self pay business is not influenced by the private insurers.

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

      Our hospitals compete with other providers in the Spanish market, including other private hospitals and hospitals operated by Spain’s national health service. The national health coverage makes the hospitals operated by Spain’s national health service accessible to the entire Spanish population. In contrast, private hospitals such as ours must negotiate agreements with third-party payors, which focus on services available to their members as well as pricing. We believe that the size of our operations in Spain has given us the ability to negotiate effectively with insurance companies.

Employees

      As of December 31, 2003, we employed approximately 4,350 persons, 3,650 of whom are full-time employees and 700 of whom are part-time employees. Of these employees, we employ approximately 2,200 in the United States, 750 in the United Kingdom and 1,400 in Spain. The physicians that affiliate with us and use our facilities are not our employees. However, we generally offer the physicians the opportunity to purchase equity interests in the facilities they use.

Professional and General Liability Insurance

      In the United States, we maintain professional liability insurance that provides coverage on a claims made basis of $1.0 million per incident and $5.0 million in annual aggregate amount per location with retroactive provisions upon policy renewal. We also maintain general liability insurance coverage of $1.0 million per occurrence and $5.0 million in annual aggregate amount per location, as well as business interruption insurance and property damage insurance. In addition, we maintain umbrella liability insurance in the aggregate amount of $20.0 million. The governing documents of each of our surgical facilities require physicians who conduct surgical procedures at those facilities to maintain stated amounts of insurance. In the United Kingdom, we maintain general public insurance in the amount of £5.0 million, malpractice insurance in the amount of £3.0 million and property and business interruption insurance. In Spain, we maintain general liability insurance coverage of €600,000 per accident and victim per year, per facility and €3.0 million at the group level and property and business interruption insurance. Our insurance policies are generally subject to annual renewals. We believe that we will be able to renew current policies or otherwise obtain comparable insurance coverage at reasonable rates. However, we have no control over the insurance markets and can provide no assurance that we will economically be able to maintain insurance similar to our current policies.

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

      In addition to extensive existing government healthcare regulation, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. We believe that these healthcare reform initiatives will continue during the foreseeable future. If adopted, some aspects of previously proposed reforms, such as further reductions in Medicare or Medicaid payments, or additional prohibitions on physicians’ financial relationships with facilities to which they refer patients, could adversely affect us.

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

      Our healthcare facilities are also subject to state and local licensing regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws. To assure continued compliance with these regulations, governmental and other authorities periodically inspect our facilities. The failure to comply with these regulations could result in the suspension or revocation of a healthcare facility’s license.

      Our healthcare facilities receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc., nationwide commissions which establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. Generally, our healthcare facilities must be in operation for at least six months before they are eligible for accreditation. As of December 31, 2003, all but our most recently opened or acquired healthcare facilities had been accredited by either the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc. Many managed care companies and third-party payors require our facilities to be accredited in order to be considered a participating provider under their health plans.

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

      Medicare payments for procedures performed at surgery centers are not based on costs or reasonable charges. Instead, Medicare prospectively determines fixed payment amounts for procedures performed at surgery centers. These amounts are adjusted for regional wage variations. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the years ended December 31, 2001, 2002, and 2003 21%, 23% and 25%, respectively, of our domestic case volumes were attributable to Medicare and Medicaid payments, although the percentage of our overall revenues these cases represent is significantly less because government payors typically pay less than private insurers. For example, approximately 11% and 1% of our 2003 domestic patient service revenues were contributed by Medicare and Medicaid, respectively, despite those cases representing a total of 25% of our domestic case volume.

      To participate in the Medicare program and receive Medicare payment, our facilities must comply with regulations promulgated by the Department of Health and Human Services. Among other things, these regulations, known as “conditions of participation,” relate to the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with state and local laws and regulations. Our surgery centers must also satisfy the conditions of participation in order to be eligible to participate in the Medicaid program. All of our surgery centers and private surgical hospitals in the United States are certified or, with respect to newly acquired or developed surgery centers and private surgical hospitals, awaiting certification to participate in the Medicare program. These facilities are subject to annual on-site surveys to maintain their certification. Failure to comply with Medicare’s conditions of participation may result in loss of program payment or other governmental sanctions. We have established ongoing quality assurance activities to monitor and ensure our facilities’ compliance with these conditions of participation.

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

Federal Anti-Kickback Law

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

      Pursuant to the Anti-Kickback Statute, and in an effort to reduce potential fraud and abuse relating to federal healthcare programs, the federal government has announced a policy of increased scrutiny of joint ventures and other transactions among healthcare providers. The Office of the Inspector General of the Department of Health and Human Services closely scrutinizes healthcare joint ventures involving physicians and other referral sources. In 1989, the Office of the Inspector General published a fraud alert that outlined questionable features of “suspect” joint ventures, and the Office of the Inspector General has continued to rely on fraud alerts in later pronouncements. The Office of the Inspector General has also published regulations containing numerous “safe harbors” that exempt some practices from enforcement under the Anti-Kickback Statute. These safe harbor regulations, if fully complied with, assure participants in particular types of arrangements that the Office of the Inspector General will not treat their participation as a violation of the Anti-Kickback Statute. The safe harbor regulations do not expand the scope of activities that the Anti-Kickback Statute prohibits, nor do they provide that failure to satisfy the terms of a safe harbor constitutes a violation of the Anti-Kickback Statute. The Office of the Inspector General has, however, indicated that failure to satisfy the terms of a safe harbor may subject an arrangement to increased scrutiny.

      Our partnerships and limited liability companies that are providers of services under the Medicare and Medicaid programs, and their respective limited partners and members, are subject to the Anti-Kickback

Statute. A number of the relationships that we have established with physicians and other healthcare providers do not fit within any of the safe harbor regulations issued by the Office of the Inspector General. All of the 60 surgical facilities in the United States in which we hold an ownership interest are owned by partnerships, limited liability partnerships or limited liability companies, which include as partners or members physicians who perform surgical or other procedures at the facilities.

      On November 19, 1999, the Office of the Inspector General promulgated rules setting forth additional safe harbors under the Anti-Kickback Statute. The new safe harbors include a safe harbor applicable to surgery centers, referred to as the “surgery center safe harbor.” The surgery center safe harbor generally protects ownership or investment interests in a center by physicians who are in a position to refer patients directly to the center and perform procedures at the center on referred patients, if certain conditions are met. More specifically, the surgery center safe harbor protects any payment that is a return on an ownership or investment interest to an investor if certain standards are met in one of four categories of ambulatory surgery centers (1) surgeon-owned surgery centers, (2) single-specialty surgery centers, (3) multi-specialty surgery centers, and (4) hospital/physician surgery centers.

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

(2) at least one-third of each physician investor’s medical practice income from all sources for the previous fiscal year or twelve-month period must be derived from performing outpatient procedures that require a surgery center or private specialty hospital setting in accordance with Medicare reimbursement rules; and

(3) at least one third of the Medicare-eligible outpatient surgery procedures performed by each physician investor for the previous fiscal year or previous twelve-month period must be performed at the surgery center in which the investment is made.

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

      In addition, because we do not control the medical practices of our physician investors or control where they perform surgical procedures, it is possible that the quantitative tests described above will not be met, or that other conditions of the surgery center safe harbor will not be met. Accordingly, while the surgery center safe harbor is helpful in establishing that a physician’s investment in a surgery center should be considered an extension of the physician’s practice and not as a prohibited financial relationship, we can give you no assurances that these ownership interests will not be challenged under the Anti-Kickback Statute. However, we believe that our arrangements involving physician ownership interests in our surgery centers should not fall within the activities prohibited by the Anti-Kickback Statute.

      In addition, with regard to our surgical hospitals, the Office of Inspector General has not adopted any safe harbor regulations under the Anti-Kickback Statute for physician investments in surgical hospitals. Each of our surgical hospitals is held in partnership with physicians who are in a position to refer patients to the hospital. There can be no assurances that these relationships will not be found to violate the Anti-Kickback Statute or that there will not be regulatory or legislative changes that prohibit physician ownership of surgical hospitals.

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

Federal Physician Self-Referral Law

      Section 1877 of the Social Security Act, commonly known as the “Stark Law,” prohibits physicians, subject to the exceptions described below, from referring Medicare or Medicaid patients to any entity providing “designated health services” in which the physician or an immediate family member has an ownership or investment interest or with which the physician or an immediate family member has entered into a compensation arrangement. These prohibitions, contained in the Omnibus Budget Reconciliation Act of 1993, commonly known as “Stark II,” amended prior federal physician self-referral legislation known as “Stark I” by expanding the list of designated health services to a total of eleven categories of health services. Persons who violate the Stark Law are subject to potential civil money penalties of up to $15,000 for each bill or claim submitted in violation of the Stark Law and up to $100,000 for each “circumvention scheme” they are found to have entered into, and potential exclusion from the Medicare and Medicaid programs. In addition, the Stark Law requires the denial (or, refund, as the case may be) of any Medicare and Medicaid payments received for designated health services that resulted from a prohibited referral.

      Ambulatory surgery is not specifically enumerated as a health service subject to this prohibition; however, some of the eleven designated health services under the Stark Law are among the specific services furnished by our surgery facilities. Final regulations interpreting Stark I, often referred to as the “Stark I regulations,” were issued on August 14, 1995. On January 4, 2001 the Department of Health and Human Services published “Phase I” of the final regulations interpreting Stark II and modifying the Stark I regulations. The Department of Health and Human Services anticipates publishing “Phase II” of the regulations in the near future. The Phase I regulations, which in general took effect on January 4, 2002, address some of the ownership and investment interest exceptions and compensation arrangement exceptions found in the Stark Law. Under the Stark I regulations, clinical laboratory services provided by a surgery center are excepted from the Stark Law’s self-referral prohibition, if these services are included in the surgery center’s composite Medicare payment rate. The Phase I regulations take a different approach and exclude from the definition of “designated health services” any designated health services provided by a surgery center, if the services are included in the surgery center’s composite Medicare payment rate. Therefore, under the Phase I regulations, the Stark Law’s self-referral prohibition does not apply to designated health services provided by a surgery center, unless the surgery center separately bills Medicare for the services. We believe that our operations do not violate the Stark Law, as currently interpreted. However, the Department of Health and Human Services has indicated that it will further address the exception relating to services provided by a surgery center in Phase II of the regulations. Therefore, we cannot assure you that future regulatory changes will not result in us becoming subject to the Stark Law’s self-referral prohibition.

      Five of our U.S. facilities, and three additional facilities currently under construction, are surgical hospitals rather than outpatient surgery centers. The Stark Law includes an exception for physician investments in hospitals if the physician’s investment is in the entire hospital and not just a department of the hospital. We believe that the physician investments in our surgical hospitals fall within the exception and are therefore permitted under the Stark Law. However, recently enacted legislation temporarily changes the way the hospital exception applies to physician investments in “specialty hospitals,” as defined by the legislation. This legislation, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Modernization Act”), was enacted in December 2003, and created an 18-month moratorium, beginning on the date of enactment, during which physicians may not refer Medicare or Medicaid patients to “specialty hospitals” in which they have an ownership interest. The legislation defines “specialty hospitals” as hospitals that are primarily or exclusively engaged in the care and treatment of (1) patients with a cardiac condition, (2) patients with an orthopedic condition, (3) patients receiving a surgical procedure or (4) any other specialized category of services that the Secretary of the Department of Health and Human Services designates as inconsistent with the purpose of the hospital ownership exception. The moratorium does not apply to hospitals that were in operation prior to, or under development as of, November 18, 2003, as long as the hospital (a) does not increase the number of physician investors beyond the number it had on November 18, 2003, (b) does not change the type of categories of services it provides from the type it provided as of November 18, 2003, (c) does not increase its bed size except on its main campus, and then only by 50% or five beds, whichever is greater, and (d) meets other requirements that may be specified by the Secretary of the Department of Health and Human Services.

      The Modernization Act includes general guidelines for determining whether a hospital is a “specialty hospital,” and for determining whether a hospital was “under development” as of November 18, 2003. It vests the Secretary of the Department of Health and Human Services with substantial discretion to interpret these guidelines. Thus far, neither the Secretary, nor the Centers for Medicare and Medicaid Services, the agency that will be primarily responsible for implementing the moratorium, has issued any official guidance interpreting the legislation. As a result, we cannot state with certainty how the legislation will apply to our operations. However, the moratorium may reduce or eliminate our ability to add physician investors to, add beds to, or change the types of specialties of our existing hospital facilities, or to further develop the facility in development in the manner we had planned, or to develop additional hospitals with physician investors, for at least the 18-month time period covered by the moratorium.

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

      Over the past several years, the government has accused an increasing number of healthcare providers of violating the federal False Claims Act. The False Claims Act prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the United States government. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Because our facilities perform hundreds of similar procedures a year for which they are paid by Medicare, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant penalties.

      Under the “qui tam,” or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the federal government. Such private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that a healthcare company, like us, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from a whistleblower case. Although we believe that our operations materially comply with both federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit, or may otherwise be challenged or scrutinized by governmental authorities. A determination that we have violated these laws could have a material adverse effect on us.

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

      A number of states, including those in which we do or expect to do business, have enacted physician self-referral laws that are similar in purpose to the Stark Law but which impose different restrictions. Some states, for example, only prohibit referrals when the physician’s financial relationship with a healthcare provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. Some states do not prohibit referrals, but require that a patient be informed of the financial relationship before the referral is made. We believe that our operations are in material compliance with the physician self-referral laws of the states in which our facilities are located.

Health Information Security and Privacy Practices

      The Health Insurance Portability and Accountability Act of 1996 contains, among other measures, provisions that require many organizations, including us, to employ systems and procedures designed to protect each patient’s individual healthcare information. The Health Insurance Portability and Accountability Act of 1996 requires the Department of Health and Human Services to issue rules to define and implement patient privacy and security standards. Among the standards that the Department of Health and Human Services has adopted and will adopt pursuant to the Health Insurance Portability and Accountability Act of 1996 are standards for the following:

•	electronic transactions and code sets;

•	unique identifiers for providers, employers, health plans and individuals;

•	security and electronic signatures;

•	privacy; and

•	enforcement.

      On August 17, 2000, the Department of Health and Human Services finalized the transaction standards. We were required to comply with these standards by October 16, 2003. We submitted a compliance plan by October 16, 2002. The transaction standards will require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and health payment and remittance advices.

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

      On December 28, 2000, the Department of Health and Human Services published a final rule establishing standards for the privacy of individually identifiable health information. This rule was amended May 31, 2002 and August 14, 2002. These privacy standards apply to all health plans, all healthcare clearinghouses and many healthcare providers, including healthcare providers that transmit health information in an electronic form in connection with certain standard transactions. We are a covered entity under the final rule. The privacy standards protect individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed. A violation of the privacy standards could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. The compliance date for the privacy rule was April 14, 2003.

European Union

      The European Commission’s Directive on Data Privacy went into effect in October 1998 and prohibits the transfer of personal data to non-European Union countries that do not meet the European “adequacy” standard for privacy protection. The European Union privacy legislation requires, among other things, the creation of government data protection agencies, registration of databases with those agencies, and in some instances prior approval before personal data processing may begin.

      The U.S. Department of Commerce, in consultation with the European Commission, recently developed a “safe harbor” framework to protect data transferred in trans Atlantic businesses like ours. The safe harbor provides a way for us to avoid experiencing interruptions in our business dealings in the European Union. It also provides a way to avoid prosecution by European authorities under European privacy laws. By certifying to the safe harbor, we will notify the European Union organizations that we provide “adequate” privacy protection, as defined by European privacy laws. To certify to the safe harbor, we must adhere to seven principles. These principles relate to notice, choice, onward transfer or transfers to third parties, access, security, data integrity and enforcement.

      We intend to formulate and execute programs that will satisfy the requirements of the safe harbor. Even if we are able to formulate programs that attempt to meet these objectives, we may not be able to execute them successfully, which could have a material adverse effect on our revenues, profits or results of operations.

Spain

      Under the Spanish General Health Act and related regulations, private hospitals must report periodically to the applicable health authorities. These reports, which describe a hospital’s activities, provide a method to identify and control epidemics. Private hospitals in Spain must obtain a number of licenses, permits and authorizations, including those required to begin operating the facility and to dispense drugs. In addition, private hospitals are subject to regular inspections by the health and administrative authorities to ensure compliance with applicable regulations. Private hospitals must register their personal databases with the Data Protection Agency. The Law of Personal Data Protection provides specific protection for the health information portion of this personal data. Private hospitals must adopt the necessary measures to ensure the safety of the personal data. Violations of these regulations could subject the hospital to administrative fines and civil and criminal liability. Administrative fines range from £3,000 (approximately $3,800) to £600,000 (approximately $750,000), or five times the value of the products and services that are the subject of the violation, depending on the seriousness of the violation. Health and administrative authorities may also close a private hospital for up to five years for serious violations. A violation that endangers the public health is a criminal offense. We believe that our operations in Spain are in material compliance with the laws referred to in this paragraph.

United Kingdom

      While there is no specific anti kickback legislation in the United Kingdom that is unique to the medical profession, general criminal legislation prohibits bribery and corruption. Our private surgical hospitals in the United Kingdom do not pay commissions to or share profits with referring physicians, who invoice patients or insurers directly for fees relating to the provision of their services. Private surgical hospitals in the United Kingdom are required to register with the local Social Services Authority pursuant to the Care Standards Act of 2000, which provides for regular inspections of the facility by the registering authority. The operation of a private surgical hospital without registration is a criminal offense. Under the Misuse of Drugs Act 1971, the supply, possession or production of controlled drugs without a license from the Secretary of State is a criminal offense. The Data Protection Act 1998 requires private surgical hospitals to register as “data controllers.” The processing of personal data, such as patient information and medical records, without prior registration is a criminal offense. We believe that our operations in the United Kingdom are in material compliance with the laws referred to in this paragraph.

Risk Factors

      An investment in United Surgical Partners International, Inc. involves certain risks. You should carefully read the risks and uncertainties described below and the other information included or incorporated by reference in this report.

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

      Our strategy is to increase our revenues and earnings by continuing to acquire surgical facility companies, groups of surgical facilities and individual surgical facilities and to develop additional surgical facilities. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions. We are currently evaluating potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future. The surgical facilities we develop typically incur losses in their early months of operation and, until their case loads grow, they generally experience lower total revenues and operating margins than established surgical facilities, and we expect this to continue to be the case. Historically, each of our newly developed facilities has generated positive cash flow within the first 12 months of operations. We may not be successful in acquiring other companies or additional surgical facilities, developing surgical facilities or achieving satisfactory operating results at acquired or newly developed facilities. Further, the companies or assets we acquire in the future may not ultimately produce returns that justify our related investment. If we are not able to execute our acquisition and development strategy, our ability to increase revenues and earnings through future growth would be impaired.

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

We depend on our relationships with not-for-profit healthcare systems and their ability to successfully negotiate managed care contracts on behalf of the surgical facilities that we jointly own with healthcare systems. If we are not able to maintain our strategic alliances with these not-for-profit healthcare systems, or enter into new alliances, we may be unable to implement our business strategies successfully.

      Our domestic business depends in part upon the efforts and success of the not-for-profit healthcare systems with which we have strategic alliances and the strength of our alliances with those healthcare systems. Our business could be adversely affected by any damage to those healthcare systems’ reputations or to our alliances with them. In addition, our financial results could be adversely affected if, for any reason, our not-for-profit healthcare system partners are not able to successfully negotiate managed care contracts on behalf of our surgical facilities owned in partnership with the healthcare systems. We may not be able to maintain our existing alliance agreements on terms and conditions favorable to us or enter into alliances with additional not-for-profit healthcare systems. If we are unable to maintain our existing strategic alliances on terms favorable to us or enter into alliances with additional not-for-profit healthcare systems, we may be unable to implement our business strategies successfully.

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

Our European operations are subject to unique risks, any of which, if they actually occur, could adversely affect our results.

      Our international operations are located in Spain and the United Kingdom. We expect that revenue from our European operations will continue to account for a significant percentage of our total revenue. Further, we may pursue additional acquisitions in the United Kingdom, which would require substantial financial resources and management attention. This focus of financial resources and management attention could have an adverse effect on our financial results. Our European operations are subject, and as they continue to develop may become increasingly subject, to risks such as:

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

      We are significantly leveraged and will continue to have significant indebtedness in the future. Our acquisition and development program requires substantial capital resources, estimated to range from $40.0 million to $60.0 million per year over the next three years, although the range could be exceeded if attractive multi-facility acquisition opportunities are identified. The operations of our existing surgical facilities also require ongoing capital expenditures.

      We currently have a $115.0 million revolving credit facility and $28.5 million in cash. Based solely on historical reported consolidated financial results, approximately $36.6 million was available for borrowing at December 31, 2003. Maximum availability under the facility is based upon pro forma EBITDA including EBITDA from acquired entities. Assuming historical purchase multiples of EBITDA of potential acquisition targets approximately $68.3 million would be available for borrowing as of December 31, 2003. We will need to incur additional indebtedness to fund future acquisitions, developments and capital expenditures. However, we may be unable to obtain sufficient financing on terms satisfactory to us, or at all. As a result, our acquisition and development activities would have to be curtailed or eliminated and our financial results would be adversely affected.

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

If we and our not-for-profit healthcare system partners are unable to successfully negotiate contracts and maintain satisfactory relationships with managed care organizations or other third party payors, our revenues may decrease.

      Our competitive position has been, and will continue to be, affected by initiatives undertaken during the past several years by major domestic purchasers of healthcare services, including federal and state governments, insurance companies and employers, to revise payment methods and monitor healthcare expenditures in an effort to contain healthcare costs. As a result of these initiatives, managed care companies such as health maintenance and preferred provider organizations, which offer prepaid and discounted medical service packages, represent a growing segment of healthcare payors, the effect of which has been to reduce the growth of domestic healthcare facility margins and revenue. Similarly, in the United Kingdom, most patients at private surgical hospitals have private healthcare insurance, either paid for by the patient or received as part of their employment compensation. Our private surgical hospitals in the United Kingdom contract with healthcare insurers on an annual basis to provide services to insured patients.

      Our private surgical hospitals in Spain contract with healthcare insurers on an annual basis to provide services to insured patients. As the majority of our revenues in Spain are derived from private insurance companies, the annual negotiation of price increases is very important to the profitability of our hospitals in that country. In addition, our Spanish hospitals contract with the Spanish public healthcare system, which awards contracts based on a hospital’s satisfaction of specified criteria. The Spanish public healthcare system has the right to give priority to hospitals owned by non-profit entities if the efficiency, quality and cost conditions of these entities are comparable to those of for profit hospitals. Our contracts with the

Spanish public healthcare system typically have a term of less than one year and are renewable at the sole discretion of the Spanish public healthcare system. Any termination of an existing third party contract could result in a significant loss of revenues and could have a material adverse effect on us.

      As an increasing percentage of domestic patients become subject to healthcare coverage arrangements with managed care payors, we believe that our success will continue to depend upon our and our not-for-profit healthcare system partners’ ability to negotiate favorable contracts on behalf of our facilities with managed care organizations, employer groups and other private third party payors. If we are unable to enter into these arrangements on satisfactory terms in the future we could be adversely affected. Many of these payors already have existing provider structures in place and may not be able or willing to change their provider networks. Similarly, if we fail to negotiate contracts with healthcare insurers in the United Kingdom and Spain on favorable terms, or if we fail to remain on insurers’ networks of approved hospitals, such failure could have a material adverse effect on us. We could also experience a material adverse effect to our operating results and financial condition as a result of the termination of existing third party payor contracts.

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

      There are currently numerous legislative and regulatory initiatives at the U.S. state and federal levels addressing patient privacy concerns and standards for the exchange of electronic health information. These provisions are intended to enhance patient privacy and the effectiveness and efficiency of healthcare claims and payment transactions. In particular, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 may require us to acquire and implement expensive new computer systems and to adopt business procedures designed to protect the privacy of each of our patient’s individual health information.

      On August 17, 2000, the Department of Health and Human Services issued final regulations establishing electronic data transmission standards that healthcare providers must use when submitting or receiving certain healthcare data electronically. We were required to and did comply with these regulations by October 16, 2003.

      On February 20, 2003, the Department of Health and Human Services issued final regulations to protect the security of health-related information. These security standards will require healthcare providers to implement organizational and technical practices to protect the security of patient information.

      On December 28, 2000, the Department of Health and Human Services released final regulations regarding the privacy of healthcare information. The deadline for complying with the privacy regulations was April 14, 2003. The privacy regulations extensively regulate the use and disclosure of individually identifiable healthcare information, whether communicated electronically, on paper or verbally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. We believe that we are in compliance with the policies and procedures set forth in the privacy regulations.

      These regulations are expected to have a financial impact on the healthcare industry because they impose extensive new requirements and restrictions on the use and disclosure of identifiable patient information. We estimate the total cost of these systems and procedures to be $200,000. However, because of the proposed nature of the security regulations, we cannot predict the total financial or other impact of these regulations on our business and compliance with these regulations could require us to spend substantial sums, which could negatively impact our financial results. We believe that we are in material compliance with existing state and federal regulations relating to patient privacy. However, if we fail to comply with the federal privacy regulations, we could incur civil penalties up to $25,000 per calendar year for each violation and criminal penalties with fines up to $250,000 per violation.

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

      The federal Anti-Kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring items or services payable by Medicare, Medicaid, or any other federally funded healthcare program. Additionally, the Anti-Kickback Statute prohibits any form of remuneration in return for purchasing, leasing, or ordering or arranging for or recommending the purchasing, leasing or ordering of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, including criminal fines of up to $25,000 and civil penalties of up to $50,000 for each violation, plus three times the remuneration involved or the amount claimed and exclusion from participation in the Medicare and Medicaid programs. The exclusion, if applied to our surgery centers or private surgical hospitals, could result in significant reductions in our revenues, which could have a material adverse effect on our business.

      In July 1991, the Department of Health and Human Services issued final regulations defining various “safe harbors.” Two of the safe harbors issued in 1991 apply to business arrangements similar to those used in connection with our surgery centers and private surgical hospitals: the “investment interest” safe harbor and the “personal services and management contracts” safe harbor. However, the structure of the limited partnerships and limited liability companies operating our surgery centers and private surgical hospitals, as well as our various business arrangements involving physician group practices, do not satisfy all of the requirements of either safe harbor. Therefore, our business arrangements with our surgery centers, private surgical hospitals and physician groups did not and do not qualify for “safe harbor” protection from government review or prosecution under the Anti-Kickback Statute. Since there is no legal requirement that transactions with referral sources fit within a safe harbor, a business arrangement that does not substantially comply with the relevant safe harbor is not necessarily illegal under the Anti-Kickback Statute.

      On November 19, 1999, the Department of Health and Human Services promulgated final regulations creating additional safe harbor provisions, including a safe harbor that applies to physician ownership of or investment interests in surgery centers. The surgery center safe harbor protects four types of investment arrangements: (1) surgeon owned surgery centers; (2) single specialty surgery centers; (3) multi-specialty surgery centers; and (4) hospital/physician surgery centers. Each category has its own requirements with regard to what type of physician may be an investor in the surgery center. In addition to the physician investor, the categories permit an “unrelated” investor, who is a person or entity that is not in a position to provide items or services related to the surgery center or its investors. Our business arrangements with our surgery centers typically consist of one of our subsidiaries being an investor in each limited partnership or limited liability company that owns the surgery center, in addition to providing management and other services to the surgery center. As a result, these business arrangements do not comply with all the requirements of the surgery center safe harbor, and, therefore, are not immune from government review or prosecution.

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

      Also, most of the states in which we operate have adopted anti-kickback laws, many of which apply more broadly to all third-party payors, not just to federal healthcare programs. Many of the state laws do not have regulatory safe harbors comparable to the federal provisions and have only rarely been interpreted by the courts or other governmental agencies. We believe that our business arrangements do not violate these state laws. Nonetheless, if our arrangements were found to violate any of these anti-kickback laws, we could be subject to significant civil and criminal penalties that could adversely affect our business.

If physician self-referral laws are interpreted differently or if other legislative restrictions are issued, we could incur significant sanctions and loss of reimbursement revenues.

      The U.S. federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity, unless an exception applies. The original Stark Law, commonly known as Stark I, only addressed referrals involving clinical laboratory services. However, in 1995 additional legislation, commonly known as Stark II, expanded the ban on self-referrals by adding the following services to the definition of “designated health services”: physical therapy services; occupational therapy services; radiology services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics, and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services.

      The Department of Health and Human Services issued a portion of the Stark II final rule, which it called “Phase I,” on January 4, 2001. The Phase I regulations, which generally took effect on January 4, 2002, address some of the ownership and investment interest exceptions and compensation arrangement exceptions found in the Stark Law. Phase II of the final rule will address, among other things, any comments made in response to the Phase I final rule, the remaining ownership and investment interest exceptions and compensation arrangement exceptions, the reporting requirements, sanctions and the Stark Law’s application to the Medicaid program. It is not known when the Phase II final rule will be issued. Under current regulations interpreting Stark I and under the Phase I regulations, services that would otherwise constitute designated health services, but that are paid by Medicare as part of the surgery center payment rate, are not designated health services for purposes of the Stark Law.

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

      In addition, the Office of the Inspector General of the Department of Health and Human Services and the Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Moreover, another trend impacting healthcare providers is the increased use of the federal False Claims Act, particularly by individuals who bring actions under that law. Such “qui tam” or “whistleblower” actions allow private individuals to bring actions on behalf of the government alleging that a healthcare provider has defrauded the federal government. If the government intervenes and prevails in the action, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil monetary penalties of between $5,500 and $11,000 for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may pursue the action independently. Additionally, some states have adopted similar whistleblower and false claims provisions. Although companies in the healthcare industry have been, and may continue to be, subject to qui tam actions, we are unable to predict the impact of such actions on our business, financial position or results of operations.

If laws governing the corporate practice of medicine change, we may be required to restructure some of our domestic relationships which may result in significant costs to us and divert other resources.

      The laws of various domestic jurisdictions in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. We are not required to obtain a license to practice medicine in any jurisdiction in which we own or operate a surgery center or private surgical hospital because our facilities are not engaged in the practice of medicine. The physicians who utilize our facilities are individually licensed to practice medicine. In most instances, the physicians and physician group practices performing medical services at our facilities do not have investment or business relationships with us other than through the physicians’ ownership interests in the partnerships or limited liability companies that own and operate our facilities and the service agreements we have with some of those physicians.

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

At this time, we are not aware of any regulatory amendments or proposed changes that would trigger this obligation. Some of our limited partnership and limited liability company agreements allow us to use shares of our common stock as consideration for the purchase of a physician’s ownership interest. The use of shares of our common stock for that purpose would dilute the ownership interests of our common stockholders. In the event that we are required to purchase all of the physicians’ ownership interests and our common stock does not maintain a sufficient valuation, we could be required to use our cash resources for the acquisitions, the total cost of which we estimate to be up to $130.0 million. The creation of these obligations and the possible termination of our affiliation with these physicians could have a material adverse effect on us.

The recently adopted Medicare Prescription Drug, Improvement, and Modernization Act of 2003 could restrict our ability to operate our facilities licensed as hospitals and could adversely impact our reimbursement revenues.

      The Stark Law includes an exception that permits physicians to refer Medicare and Medicaid patients to hospitals in which they have an ownership interest under certain circumstances. However, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, signed into law on December 8, 2003, created an 18-month moratorium, beginning on the date of enactment, during which physicians may not refer Medicare or Medicaid patients to “specialty hospitals” in which they have an ownership interest. The Medicare Prescription Drug Act defines “specialty hospitals” as hospitals that are primarily or exclusively engaged in the care and treatment of (1) patients with a cardiac condition, (2) patients with an orthopedic condition, (3) patients receiving a surgical procedure or (4) any other specialized category of services that the Secretary of the Department of Health and Human Services designates as inconsistent with the purpose of the hospital ownership exception. The moratorium does not apply to hospitals that were in operation prior to, or under development as of, November 18, 2003, as long as the hospital (a) does not increase the number of physician investors beyond the number it had on November 18, 2003, (b) does not change the type of categories of services it provides from the type it provided as of November 18, 2003, (c) does not increase its bed size except on its main campus, and then only by 50% or five beds, whichever is greater, and (d) meets other requirements that may be specified by the Secretary of the Department of Health and Human Services.

      The Medicare Prescription Drug Act includes general guidelines for determining whether a hospital is a “specialty hospital,” and for determining whether a hospital was “under development” as of November 18, 2003. It vests the Secretary of the Department of Health and Human Services with substantial discretion to interpret these guidelines. Thus far, neither the Secretary, nor the Centers for Medicare and Medicaid Services, the agency that will be primarily responsible for implementing the moratorium, has issued any official guidance interpreting the legislation. As a result, we cannot state with certainty how the legislation will apply to our operations.

      The Medicare Prescription Drug Act also directs the Department of Health and Human Services and the Medicare Payment Advisory Commission (MedPAC) to conduct studies of specialty hospitals by February 2005, and to prepare reports to Congress recommending any needed legislative or administrative changes in the Stark law’s exception for physician ownership in hospitals.

      Five of our facilities are currently licensed as hospitals and three facilities that will be licensed as hospitals are currently under construction. Depending upon how the Secretary implements the language of the Medicare Prescription Drug Act, some or all of these facilities may fit within the Medicare Prescription Drug Act’s definition of “specialty hospital.” If so, we may not be able to increase the number of physician investors, significantly increase the number of licensed beds or change the type of specialty services that we provide in any of our surgical hospitals. These legal constraints on the operation of these facilities could have an adverse financial effect on these facilities. Moreover, the studies and recommendations by MedPAC and the Department of Health and Human Services may not be favorable to specialty hospitals. If future legislation is enacted that prohibits all physician referrals to specialty hospitals in which the physicians own an interest, even if those facilities already exist, our specialty hospitals could be materially adversely affected.

      The Medicare Prescription Drug Act also limits increases in Medicare reimbursement rates for ambulatory surgery centers. Under the Medicare Prescription Drug Act, the 2% increase in Medicare reimbursement rates for ambulatory surgery centers that became effective on October 1, 2003 will be limited beginning April 1, 2004 to an amount equal to the increase in the Consumer Price Index for all urban consumers as estimated by the Secretary of the Department of Health and Human Services for the 12-month period ended March 31, 2003, minus 3.0 percentage points. The Medicare Prescription Drug Act also provides that there will be no increase in these rates from the beginning of fiscal year 2005 through the end of calendar year 2009. The Medicare Prescription Drug Act also directs the General Accounting Office to conduct a study comparing the cost of procedures in surgery centers to the cost of procedures performed in hospital outpatient departments. The General Accounting Office is directed to submit a report on its study to Congress by no later than January 1, 2005. The Secretary of the Department of Health and Human Services is directed to take this report into account in developing a new ambulatory surgery center payment system so that it is effective on or after January 1, 2006 and not later than January 1, 2008. The Medicare Prescription Drug Act provides that, in the year that the new payment system is implemented, it must be designed to result in the same aggregate amount of expenditures for surgical services provided at ambulatory surgery centers as would be made if the new system were not adopted. The rate changes mandated by the Medicare Prescription Drug Act could have an adverse effect on the revenues of our centers, but we cannot predict at this time the full effect of the payment rate revisions.

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

      The healthcare business is highly competitive. We compete with other healthcare providers, primarily hospitals, in recruiting physicians and contracting with managed care payors in each of our markets. In Spain and the United Kingdom, we also compete with these countries’ national health systems in recruiting healthcare professionals. There are major unaffiliated hospitals in each market in which we operate. These hospitals have established relationships with physicians and payors. In addition, other companies either are currently in the same or similar business of developing, acquiring and operating surgery centers and private surgical hospitals or may decide to enter our business. Many of these companies have greater financial, research, marketing and staff resources than we do. We may also compete with some of these companies for entry into strategic relationships with not-for-profit healthcare systems and healthcare professionals. If we are unable to compete effectively with any of these entities, we may be unable to implement our business strategies successfully and our business could be adversely affected.

Because we have a limited operating history and our senior management has been key to our growth, we may be adversely affected if we lose any member of our senior management.

      We are highly dependent on our senior management, including Donald E. Steen and William H. Wilcox. Mr. Steen is our chairman and chief executive officer through March 31, 2004 and thereafter will be chairman. Mr. Wilcox is our president through March 31, 2004 and thereafter will additionally be our chief executive officer. Although we have employment agreements with Mr. Steen and Mr. Wilcox and other senior managers, we do not maintain “key man” life insurance policies on any of our officers. Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient numbers of qualified management personnel could have a material adverse effect on us.

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

      All of the domestic surgery centers in which we have ownership interests are limited partnerships, limited liability partnerships or limited liability companies in which we own, directly or indirectly, general partnership or managing member interests. Our limited partnership, limited liability partnership and limited liability company agreements, which are typically with the physicians who perform procedures at our surgery centers, usually provide for the quarterly cash distribution of net revenues from operations, less amounts to satisfy obligations such as the entities’ non-recourse debt and capitalized lease obligations, operating expenses and working capital. The creditors of each of these limited partnerships, limited liability partnerships and limited liability companies are entitled to payment of the entities’ obligations to them, when due and payable, before ordinary cash distributions or distributions in the event of liquidation, reorganization or insolvency may be made. We generally control the entities that function as the general partner of the limited partnerships or the managing member of the limited liability companies through which we conduct operations. However, we do not have exclusive control in some instances over the amount of net revenues distributed from some of our operating entities. If we are unable to cause sufficient revenues to be distributed from one or more of these entities, our relationships with the physicians who have an interest in these entities may be damaged and we could be adversely affected. We may not be able to resolve favorably any dispute regarding revenue distribution or other matters with a healthcare system with which we share control of one of these entities. Further, the failure to resolve a dispute with these healthcare systems could cause the entity we jointly control to be dissolved.

Provisions of our charter documents, Delaware law and our stockholder rights plan could discourage a takeover you may consider favorable or the removal of our current management.

      Some provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition that you may consider favorable or the removal of our current management. These provisions:

•	authorize the issuance of “blank check” preferred stock;

•	provide for a classified board of directors with staggered, three-year terms;

•	prohibit cumulative voting in the election of directors;

•	prohibit our stockholders from acting by written consent without the approval of our board of directors;

•	limit the persons who may call special meetings of stockholders; and

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters to be approved by stockholders at stockholder meetings.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Market for Common Stock. Our common stock has traded on the Nasdaq National Market under the symbol “USPI” since June 8, 2001. As of March 4, 2004, there were approximately 200 record holders of our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on the Nasdaq National Market.

	High	Low

Year Ended December 31, 2002:
First Quarter	$23.20	$16.50
Second Quarter	33.38	22.52
Third Quarter	32.32	21.15
Fourth Quarter	24.35	13.65
Year Ended December 31, 2003:
First Quarter	$20.21	$14.29
Second Quarter	24.62	16.70
Third Quarter	29.35	22.37
Fourth Quarter	34.50	27.33

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

      Recent Sales of Unregistered Securities. The following information relates to all securities issued or sold by us in 2003, as adjusted to reflect our one for three reverse stock split completed on June 7, 2001, that were not registered under the Securities Act. Each of the transactions described below was conducted in reliance upon the exemptions from registration provided in Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.

      On March 10, 2003, the Company issued 3,613 shares of common stock to Arthur L. Raines, Jr. in connection with his execution of an affiliation agreement with the Company.

      On May 5, 2003, the Company issued 2,856 shares of common stock to Gary Rea in connection with his execution of an affiliation agreement with the Company.

      On May 5, 2003, the Company issued 2,639 shares of common stock to Jon L. Hyman in connection with his execution of an affiliation agreement with the Company.

      On May 5, 2003, the Company issued 2,863 shares of common stock to Terrence M. Philbin in connection with his execution of an affiliation agreement with the Company.

      On May 5, 2003, the Company issued 3,214 shares of common stock to David Corall in connection with his execution of an affiliation agreement with the Company.

Item 6.	Selected Consolidated Financial Data

      The selected consolidated statement of operations data set forth below for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, and the consolidated balance sheet data at December 31, 2003, 2002, 2001, 2000 and 1999 are derived from our consolidated financial statements, which have been audited by KPMG LLP, our independent auditors.

      The historical results presented below are not necessarily indicative of results to be expected for any future period. The comparability of the financial and other data included in the table is affected by our loss on early retirement of debt in 2001, our impairment of investment securities in 2002, and our acquisitions of OrthoLink on February 12, 2001 and of Aspen Healthcare Holdings Limited on April 6, 2000 as well as other acquisitions completed since our inception. For a more detailed explanation of this financial data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Statement of Operations Data:
Total revenues	$446,269	$342,386	$244,368	$138,408	$70,413
Operating expenses excluding depreciation and amortization	316,678	244,827	184,478	116,621	65,635
Depreciation and amortization	32,187	26,530	26,116	14,138	7,875

Operating income (loss)	97,404	71,029	33,774	7,649	(3,097)
Other income (expense):
Interest income	1,132	792	852	912	329
Interest expense	(28,545)	(25,721)	(18,120)	(12,540)	(3,145)
Loss on early retirement of debt	—	—	(7,466)	—	—
Impairment of investment securities	—	(1,057)	—	—	—
Other	736	(151)	146	(782)	(362)

Income (loss) before minority interest	70,727	44,892	9,186	(4,761)	(6,275)
Minority interests in income of
consolidated subsidiaries	(24,311)	(14,846)	(7,558)	(2,332)	(118)
Income tax (expense) benefit	(16,540)	(10,446)	1,122	(1,070)	(451)

Net income (loss)	$29,876	$19,600	$2,750	$(8,163)	$(6,844)

Net income (loss) attributable to common stockholders(a)	$29,876	$19,600	$66	$(14,134)	$(8,540)

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share and facility data)
Share Data:
Net income (loss) attributable to common stockholders:
Basic earnings (loss) per share:	$1.10	$0.79	—	$(1.80)	$(1.17)
Diluted earnings (loss) per share:	$1.06	$0.75	—	$(1.80)	$(1.17)
Weighted average number of common shares:
Basic	27,133	24,925	18,380	7,850	7,308
Diluted	28,244	26,056	19,291	7,850	7,308
Other Data:
Number of facilities operated as of the end of period	74	64	49	33	28
EBITDA(b)	$129,591	$97,559	$59,890	$21,787	$4,778
EBITDA less minority interests(b)	105,280	82,713	52,332	19,455	4,660
Cash flows from operating activities	86,832	59,205	40,857	11,002	4,190

	As of December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Consolidated Balance Sheet Data:
Working capital	$29,957	$51,412	$40,285	$(58,213)	$10,461
Cash and cash equivalents	28,519	47,571	33,881	3,451	3,817
Total assets	870,509	728,758	556,857	330,396	176,703
Total debt	304,744	276,703	238,681	187,767	72,684
Redeemable preferred stock	—	—	—	32,819	36,040
Total stockholders’ equity	390,655	322,261	226,527	48,797	36,571

(a)	Includes preferred stock dividends of $2,684, $5,971, and $1,696 for the years ended December 31, 2001, 2000, and 1999, respectively. No preferred stock dividends were declared in 2003 or 2002. No common stock dividends were declared or paid in any period.

(b)	EBITDA is calculated as operating income plus depreciation and amortization. United Surgical Partners International uses EBITDA and EBITDA less minority interests as analytical indicators for purposes of allocating resources and assessing performance. EBITDA is commonly used as an analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculation methods, EBITDA as presented by United Surgical Partners International may not be comparable to similarly titled measures of other companies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for a reconciliation of EBITDA and EBITDA less minority interests to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this report.

Overview

      We operate surgery centers and private surgical hospitals in the United States and Western Europe. As of December 31, 2003, we operated 74 facilities, consisting of 62 in the United States, nine in Spain, and three in the United Kingdom. Of the 62 U.S. facilities, 35 are jointly owned with 16 major not-for-profit healthcare systems. Overall, as of December 31, 2003, we held ownership interests in 72 of the facilities and operated the remaining two facilities under management contracts.

      We have grown rapidly, as reflected in the increase of our revenues from $70.4 million for the year ended December 31, 1999, our first full year in operation, to $446.3 million for the year ended December 31, 2003. This growth during our initial years of operations was primarily driven by the acquisition and construction of new facilities. While we continue to construct new facilities and to selectively acquire existing facilities, much of our growth in 2003 resulted from increased revenues at our existing facilities. Approximately 84% of our facilities are located in the United States, where we partner with surgeons and often with not-for-profit healthcare systems to operate ambulatory surgery centers and private surgical hospitals (collectively “short-stay surgical facilities”). Due in part to advancements in medical technology, the number of surgeries performed in an outpatient, or ambulatory, setting has steadily increased for more than two decades. Ambulatory surgery centers, which specialize in these non-emergency surgical cases, are able to perform more surgeries and at lower cost than acute care hospitals. These efficiencies make short stay surgical facilities attractive to physicians, who can perform more surgeries, and to payors, who can reimburse such facilities at lower rates than acute care hospitals. We share ownership with local physicians in all of our U.S. facilities, except for two where we hold no ownership, and additionally earn a monthly fee for managing the operations of each facility. Increasingly, we also share ownership with a not-for-profit healthcare system (“hospital partner”), which we believe helps us more quickly establish relationships with physicians, communities, suppliers, and payors. Our success thus far with these three-way partnerships, measured in terms of adding facilities, increasing revenues, and improving operating margins, has made relationships with hospital partners an increasingly prominent part of our strategy. At December 31, 2003, we had 16 such relationships, a number that has doubled in the past two years, which now encompass 35 of our 62 U.S. facilities.

      In Spain and the United Kingdom we operate private hospitals. Both countries have government sponsored health care, but waiting lists resulting from delays to access diagnostic procedures as well as to have elective surgery at government sponsored facilities are driving an increasing number of patients to use our facilities, paying for procedures either from personal funds or through private insurance, offered by an increasing number of employers as a benefit to their employees. Since the demand for health care services exceeds the capacity of government sponsored facilities, our facilities also supplement the national health services as public hospitals periodically refer overload cases to our facilities. We have expanded selectively in these two countries, having most recently constructed a cancer treatment facility at one of our three hospitals in the London area.

      Our continued growth and success depends on our ability to continue to grow volumes at our existing facilities, to successfully open new facilities we develop, and to maintain productive relationships with our hospital partners. We have significant opportunities to operate more facilities with hospital partners in the future, particularly if we are able to expand our existing relationships to include more of the geographic markets in which our partners operate, but also through the initiation of new relationships with hospital partners.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with generally accepted accounting principals. Our management is required to make certain estimates and assumptions during the preparation of our consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared and accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and require management’s most subjective judgments. The following critical accounting policies and estimates have a more significant impact on our financial statements than others, due to the size of the underlying financial statement elements.

Consolidation

      Generally, we do not wholly own the facilities we operate. As discussed in “Results of Operations”, we operate a majority of our facilities through joint ventures with physicians. Increasingly, these joint ventures also include a not-for-profit healthcare system as a partner. We generally have a leadership role in these facilities through a significant voting and economic interest and a contract to manage each facility’s operations, but the degree of control we have varies from facility to facility. Accordingly we consolidate the financial results of 40 of the facilities we operate, including one in which we hold no ownership but control its operations through a long-term service agreement, and account for the other 33 under the equity method. We hold no ownership in the other facility, which we currently operate under a management contract but do not control. In addition, we account for passive investments, which represent less than 1% of our investment in unconsolidated affiliates, under the cost method.

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

      Accounting for an investment as consolidated versus equity method generally has no impact on our net income or stockholders’ equity in any accounting period, but does impact individual income statement and balance sheet balances, as consolidation effectively grosses up our income statement and balance sheet. However, if control or influence aspects of an equity method investment were different, it could result in us being required to account for an investment by consolidation or using the cost method. Under the cost method, the investor does not record its share of income or losses of the investee until it receives dividends or distributions from the investee. Conversely, under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity’s net income or loss based on its ownership percentage. At December 31, 2003, $0.1 million of the Company’s total investment in unconsolidated affiliates of $32.1 million relates to investments that are accounted for using the cost method and the remaining $32.0 million represents investments in unconsolidated affiliates accounted for using the equity method.

Revenue Recognition

      We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as updated, which has four basic criteria that must be met before revenue is recognized:

•	Existence of persuasive evidence that an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed and determinable; and

•	Collectibility is reasonably assured.

Our revenue recognition policies are consistent with these criteria. Our revenues that are subject to the most judgment are those patient service revenues that are not generated under contracted or government mandated fee schedules or discount arrangements. Approximately 13% of our net revenues for the year ended December 31, 2003 were generated by noncontracted and nongovernment payors. The allowances that we record for these revenues are based on our best estimates of expected actual reimbursement based primarily on historical collections for similar transactions. The collection cycle for patient services revenue is relatively short, typically ranging from 30 to 60 days depending upon payor and geographic norms, which allows us to evaluate our estimates frequently. Our revenues earned under management and other service contracts are typically based upon objective formulas driven by an entity’s financial performance and are generally earned and paid monthly.

Income Taxes

      We account for income taxes under the asset and liability method. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by taxing jurisdiction during the periods in which those temporary differences become deductible. If, in our opinion, it is more likely than not that some or all of the deferred tax assets may not be realized, deferred tax assets are reduced by a valuation allowance.

Intangible Assets

      We also consider our accounting policy regarding intangible assets to be a critical accounting policy given the significance of intangible assets as compared to our total assets and the recent changes in accounting for intangible assets required under Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS No. 142), which was issued by the Financial Accounting Standards Board on July 20, 2001 and was adopted by us as of January 1, 2002. SFAS No. 142 requires the cessation of amortization of goodwill and identifiable intangible assets with indefinite useful lives and requires that goodwill and all intangible assets with indefinite useful lives be tested for impairment at least annually. We adopted this standard on January 1, 2002, determining that our reporting units are at the operating segment (country) level, and that the majority of our intangible assets, which consist primarily of contracts to manage certain facilities, have indefinite useful lives. Most of our management contracts have evergreen renewal provisions that do not contemplate a specific termination date. Some of the contracts have provisions which make it possible for the facility’s other owners to terminate them at certain dates and under certain circumstances. Based on our history with these contracts, we consider their useful lives to be indefinite and therefore we do not amortize them unless facts and circumstances indicate that it is no longer considered likely that a contract can be renewed without substantial cost. Neither the transitional impairment tests performed as of January 1, 2002, nor the annual tests for impairment performed in 2002 and 2003, identified any impairment of the carrying value of any reporting unit or of any indefinite-lived intangible assets. In addition, we continue to review the carrying values of amortizable intangible assets whenever facts and circumstances change in a manner that indicates their carrying values may not be recoverable.

Acquisitions, Equity Investments and Development Projects

      During 2003, three surgery centers and one surgical hospital developed by us in the United States opened and began performing cases.

      During June 2003, we acquired a 65% interest in an ambulatory surgery center in Austin, Texas for $10.8 million in cash.

      During April 2003, we acquired a private surgical hospital in London, England for approximately £8.7 million ($13.8 million), of which the payment of approximately £0.4 million ($0.7 million) remains deferred pending the resolution of certain contingencies.

      In March 2003, we acquired a private surgical hospital in Marbella, Spain, for approximately €8.4 million ($9.0 million) in cash. In addition, we agreed to pay up to an additional total of €4.3 million ($5.4 million), depending on the resolution of certain contingencies over the next four years.

      We also engage in investing transactions that are not business combinations, consisting primarily of purchases and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the year ended December 31, 2003, these transactions resulted in net cash outflows totaling $18.3 million, of which $6.1 million was paid to acquire a noncontrolling interest in a surgery center in Torrance, California, $4.4 million was paid to acquire a noncontrolling interest in a recently constructed facility in Dallas, Texas, and $3.8 million of previously deferred purchase price was paid to the former owners of a facility in a suburb of Dallas, Texas based on the financial performance of that facility. During the year ended December 31, 2002, these transactions resulted in net cash outflows of $12.4 million. The most notable 2002 transactions were acquisitions of noncontrolling interests in surgery centers in the following markets: Austintown, Ohio; Destin, Florida; East Brunswick, New Jersey, through a newly formed joint venture with Robert Wood Johnson University Hospital; and Atlanta, Georgia.

      In addition, in December 2003 we made an advance payment of $9.8 million to the sellers of the Torrance, California facility that increased our ownership level in that center from the noncontrolling interest we acquired earlier in 2003 to a controlling interest, effective January 1, 2004.

      During 2002, four surgery centers and two private surgical hospitals developed by us in the United States opened and began performing cases.

      In December 2002, we acquired an additional 29% of a surgery center in Torrance, California, in which we had previously been a minority owner, for $9.3 million in cash, bringing our total ownership in the facility to 63% as of December 31, 2002 and triggering our consolidation of the facility in our financial statements.

      In October 2002, we acquired an 80% interest in a surgery center in Lyndhurst, Ohio, for $8.1 million in cash.

      In August 2002, with an effective date of July 1, 2002, we acquired an additional 35% interest in a surgery center in Arlington, Texas (Arlington) for total consideration of $8.0 million, consisting of $6.9 million in cash and $1.1 million of our common stock, bringing our total ownership interest in the center to 45%. Because we own a majority of a subsidiary that owns a majority of the surgery center and maintains effective control through this ownership interest and through our operation of the center pursuant to a management contract, we consolidated the results of Arlington’s operations in our financial statements.

      In June 2002, we acquired a 57% interest in a surgery center in Middleburg Heights, Ohio, a suburb of Cleveland, for $2.1 million in cash.

      In May 2002, we acquired a 67% interest in a surgery center in Corpus Christi, Texas for $10.8 million in cash.

      In March 2002, we acquired SURGICOE Corporation, which owned, managed, and developed surgical facilities in Georgia, Oklahoma, and Texas. We paid the shareholders of SURGICOE approximately $5.3 million in cash. The terms of the agreement provide for us to make additional payments in the future should certain facilities, including some that are operational and some that are currently under development, meet specified performance targets.

      In February 2002, we acquired a surgical hospital in Murcia, Spain, for total consideration of approximately $8.2 million in cash (of which $7.5 million was paid upon the consummation of the acquisition and $0.7 million was paid on the first anniversary of the consummation of the acquisition) and approximately $12.6 million in assumed capital lease obligations.

      During the fourth quarter of 2001, we acquired ownership interests in four surgery centers through separate transactions. In October 2001, we acquired a 66% interest in a surgical facility in Sarasota, Florida for a total consideration of approximately $3.4 million in cash and approximately $1.3 million in assumed debt. During November 2001, we completed two acquisitions: (1) an 80% interest in a surgical facility in West Covina, California (Los Angeles area) for total consideration of approximately $10.8 million in cash and approximately $1.2 million in assumed debt and (2) an 83% interest in a surgical facility in Fredericksburg, Virginia, for total consideration of approximately $6.3 million in cash, a warrant to acquire 25,000 shares of our common stock at a price equal to approximately $16.45 per share and approximately $700,000 in assumed debt. In December 2001, we expanded our presence in the Los Angeles area by acquiring a 35% interest in a surgical facility in Torrance, California for total consideration of approximately $11.0 million.

      During July 2001, we acquired a controlling interest in a surgery center in Fort Worth, Texas for approximately $14.0 million in cash. We had previously operated this surgery center under a management contract. In addition, in July and August 2001, we opened newly developed surgery centers in Knoxville, Tennessee, and Lawrenceville, Georgia.

      On February 12, 2001, we completed a merger with OrthoLink. The transaction was funded through the issuance of 3,367,651 shares of our common stock to OrthoLink stockholders. OrthoLink was incorporated in 1996 and, as of February 1, 2001, held a direct or indirect ownership interest in eight surgery centers. We also held an ownership interest in and managed one of these centers. OrthoLink managed six of the eight surgery centers in which it held an ownership interest and managed two additional surgery centers in which it had no ownership interest. In addition, OrthoLink has service agreements with physician groups in several states. OrthoLink’s physician practice management operations are not, and are not expected to be in the future, a material part of our business.

Sources of Revenue

      Revenues primarily include:

•	net patient service revenue for the facilities that we consolidate for financial reporting purposes, which are typically those in which we have ownership interests of greater than 50% or otherwise maintain effective control;

•	management and administrative services revenue earned from management contracts, whereby we manage the operations of surgical facilities in which we have varying levels of ownership, and from contracts to provide consulting and specific administrative services to physicians. Management services revenue and expenses earned from and incurred by facilities that we consolidate for financial reporting purposes are eliminated in consolidation and therefore not included in management services revenue or operating expenses in our consolidated statements of operations and accordingly have no impact on consolidated net income; and

•	our share of the net income or loss of the unconsolidated facilities that we account for under the equity method of accounting. These amounts are included in revenues as these operations are central to our business strategy. Through our contracts to manage these facilities, we have an active role in their operations. The level of our corporate resources devoted to fulfilling these responsibilities is significant and generally equal to that devoted to the operations of the facilities we consolidate for financial reporting purposes.

      The following table summarizes our revenues by type and as a percentage of total revenue for the periods indicated:

	Years Ended
	December 31,

	2003	2002	2001

Net patient service revenue	88%	87%	86%
Management and administrative services revenue	8	9	11
Equity in earnings of unconsolidated affiliates	3	3	2
Other income	1	1	1

Total revenue	100%	100%	100%

      The percentage of our total revenues attributable to management and administrative services decreased to 8% and 9% in 2003 and 2002 from 11% in 2001 primarily as a result of the additional net patient service revenue resulting from our acquiring controlling interests in additional surgical facilities during all three years. Our management and administrative services revenues are earned from the following types of activities:

	Years Ended December 31,

	2003	2002	2001

Management of surgical facilities	$15,169	$9,556	$5,594
Consulting and other services provided to physicians and related entities	21,036	21,682	20,555

Total management and administrative service revenues	$36,205	$31,238	$26,149

      The majority of our management and administrative services revenue earned from providing services to physicians and related entities resulted from our acquisition of OrthoLink Physicians Corporation (OrthoLink) on February 12, 2001. Our results for the year ended December 30, 2001 include only ten and one-half months of OrthoLink operations.

      The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Years Ended December 31,

	2003	2002	2001

Total revenues	$240,848	$141,166	$84,278
Depreciation and amortization	11,538	7,189	4,552
Operating income	76,252	41,913	23,733
Interest expense, net	7,246	4,077	1,974
Net income	67,914	37,279	21,371
Long-term debt	77,899	66,596	27,264
USPI’s equity in earnings of unconsolidated affiliates	15,074	9,454	5,879
USPI’s implied weighted average ownership percentage based on affiliates’ net income(1)	22.2%	25.4%	27.5%
USPI’s implied weighted average ownership percentage based on affiliates’ debt(2)	23.9%	25.6%	23.2%
Unconsolidated facilities operated at period end	33	26	17

(1)	Our weighted average percentage ownership in our unconsolidated affiliates calculated based on USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of the affiliates for each respective year.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates calculated based on the total debt of each affiliate multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective year.

      The following table summarizes our revenues by operating segment:

	Years Ended
	December 31,

	2003	2002	2001

United States	59%	60%	55%
Western Europe	41	40	45

Total	100%	100%	100%

      The geographic location of our acquisition and development activities during 2003 and 2002 was the primary determinant in the changes in proportions of revenue we earned from each operating segment. From December 31, 2001 to December 31, 2002, the number of U.S. facilities we operated increased from 39 to 54, while the number of Western Europe facilities we operated remained at ten. From December 31, 2002 to December 31, 2003, we only added two Western Europe facilities, as compared to eight U.S. facilities, but both of the Western Europe facilities are consolidated for financial reporting purposes, which results in 100% of their revenues being included in our consolidated revenues. In contrast, only three consolidated U.S. facilities were added from December 31, 2002 to December 31, 2003, and U.S. facilities are generally smaller than our facilities in Western Europe.

Results of Operations

      The following table summarizes certain statements of income items expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,

	2003	2002	2001

Total revenues	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	71.0	71.5	75.5
Depreciation and amortization	7.2	7.8	10.7

Operating income	21.8	20.7	13.8
Minority interests in income of consolidated subsidiaries	5.4	4.3	3.1
Interest and other expense, net	6.0	7.7	10.0

Income before income taxes	10.4	8.8	0.7
Income tax (expense) benefit	(3.7)	(3.1)	0.4

Net income	6.7	5.7	1.1

EBITDA less minority interests	23.6	24.2	21.4

      The following table reconciles EBITDA and EBITDA less minority interests to net income and to net cash provided by operating activities:

	Years Ended December 31,

	2003	2002	2001

Net income	$29,876	$19,600	$2,750
Income tax expense (benefit)	16,540	10,446	(1,122)
Interest and other nonoperating expense	26,677	26,137	24,588
Depreciation and amortization	32,187	26,530	26,116

EBITDA less minority interests	105,280	82,713	52,332
Minority interests in income of Consolidated subsidiaries	24,311	14,846	7,558

EBITDA	129,591	97,559	59,890
Provision for doubtful accounts	7,772	6,330	3,517
Amortization of debt issue costs, discount and deferred compensation	4,784	1,747	427
Interest and other nonoperating expense	(26,677)	(26,137)	(24,588)
Income tax (expense) benefit	(16,540)	(10,446)	1,122
Equity in earnings of unconsolidated affiliates	(15,074)	(9,454)	(5,879)
Deferred income taxes	9,290	8,591	(3,648)
Loss on early retirement of debt	—	—	7,466
Impairment of investment securities	—	1,057	—
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects of purchases of new businesses	(6,314)	(10,042)	2,550

Net cash provided by operating activities	$86,832	$59,205	$40,857

      The key trends in our results of operations in 2003 continued to be increases in revenue, operating margins and overall profitability. The increases in revenue are driven most significantly by growth in our existing facilities. Facilities that we owned in both 2003 and 2002 (“same store facilities”) continued the trend from earlier years of performing more surgical cases than in the prior year, and our facilities also received higher rates of reimbursement per case, on average, than in the prior year. In addition, we continued to add new hospital partners, to construct new facilities, and to selectively add facilities through acquisition.

      Increases in the volume of surgical cases in the U.S. and of patient admissions for our hospitals in Western Europe continue to drive increases in our revenues, as does an increase in the average reimbursement for the surgeries (in all countries) and other services (in Western Europe) that we provide. These factors impacted revenue less favorably in 2003 than in the preceding two years, which is primarily a result of increases in the number of facilities we operate. The increase in the overall number of facilities causes the relatively high growth rates in our newer facilities to have a less dramatic impact on our overall same store case volumes, as reflected in the following table.

	Years Ended
	December 31,

	2003	2002	2001

United States facilities:
Surgical cases	9%	17%	18%
Net revenue per case	10 (2)	5	5

Total	19%	22%	23%
Western Europe facilities:
Net revenue using actual exchange rates	26%	17%	9%
Net revenue using constant exchange rates(1)	9%	11%	13%

(1)	Measures current year using prior year exchange rates.

(2)	Of this amount, 7% relates to ambulatory surgery centers and 3% to surgical hospitals.

      The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a not-for-profit healthcare system partner (“hospital partner”), both as we initiate joint venture agreements with new systems and as we add facilities to our arrangements with existing systems. Facilities have been added to hospital joint ventures both through construction of new facilities (“de novos”) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. We also have selectively added facilities in Western Europe through acquisition and construction. The following table summarizes our facilities as of December 31, 2001, 2002, and 2003:

	2003	2002	2001

Hospital partners	16	10	8
United States facilities(1):
With a hospital partner	35	26	19
Without a hospital partner	27	28	20

Total U.S. facilities	62	54	39
Western Europe facilities	12	10	10

Total facilities operated	74	64	49

Change from prior year-end:
De novo (newly constructed)	4	6
Acquisition	6	9

Total	10	15

(1)	At December 31, 2003, physicians own a portion of all of these facilities.

      Operating expenses have increased at lower rates than revenue, resulting in improved operating margins. This relationship results from the double digit percentage growth in same store revenues exceeding the volume-driven and inflation-driven increases in most operating expenses, including the costs of personnel, supplies, and facility costs, and also, we believe, from our implementing USPI’s EDGE in newly acquired facilities, which we believe improves operating efficiencies. The following table summarizes changes in our same store EBITDA margins (1):

	Years Ended December 31,

	2003		2002		2001

United States facilities:
With a hospital partner	311	bps	369	bps	703	bps
Without a hospital partner	112		83		99
Total U.S. facilities	264		248		494
Western Europe facilities	66	bps	35	bps	84	bps

(1)	EBITDA margin is calculated as EBITDA divided by total revenues. This table aggregates all of the facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or Western Europe because we have a variety of ownership levels in the facilities we operate.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Revenues increased by $103.9 million, or 30%, to $446.3 million for the year ended December 31, 2003 from $342.4 million for the year ended December 31, 2002. Of this increase, $41.0 million was contributed by same store facilities, $38.2 million was contributed by new facilities, and $24.7 million was due to exchange rate fluctuations. The same store increase was primarily driven by a $30.3 million increase in revenue at U.S. facilities, which performed approximately 9% more surgical cases and received an average of approximately 10% more per case in 2003 than in 2002. The revenues of same store Western Europe facilities, when measured using 2002 exchange rates for both periods, were $10.7 million higher in 2003 than in 2002. Facilities acquired since December 31, 2001, and thus not owned for the same number of months in 2003 as compared to 2002, contributed net additional revenues in 2003 of $38.2 million. The exchange rate fluctuations reflect the $24.7 million impact of the U.S. dollar being weaker relative to the Eurodollar and British pound in 2003 than in 2002.

      Operating expenses, excluding depreciation and amortization, increased by $71.9 million, or 29%, to $316.7 million for the year ended December 31, 2003 from $244.8 million for the year ended December 31, 2002. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 71.0% from 71.5%, primarily as a result of increasing revenue base, operating efficiencies at our facilities and improved economies of scale as we expanded. Included in operating expenses is equity based compensation of approximately $3.0 million and $0.8 million for the years ended December 31, 2003 and 2002, respectively. Without the increase in this amount, which was driven most significantly by the increase in USPI’s stock price during 2003, operating expenses would have been 70.5% of revenues for the year ended December 31, 2003.

      Operating income increased $26.4 million, or 37%, to $97.4 million for the year ended December 31, 2003 from $71.0 million for the year ended December 31, 2002. Operating income, as a percentage of revenues, increased to 21.8% for the year ended December 31, 2003 from 20.7% for the year ended December 31, 2002, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue being partially offset by the increase in equity based compensation.

      Depreciation and amortization increased $5.7 million, or 21%, to $32.2 million for the year ended December 31, 2003 from $26.5 million for the year ended December 31, 2002. This amount increased due primarily as a result of depreciation of assets added through acquisitions and newly opened facilities. Depreciation and amortization as a percentage of revenues decreased to 7.2% for the year ended December 31, 2003 from 7.8% for the year ended December 31, 2002 due to our increased revenue.

      Interest expense, net of interest income, increased $2.5 million, or 10%, to $27.4 million for the year ended December 31, 2003 from $24.9 million for the year ended December 31, 2002, primarily as a result of our borrowing a portion of the costs of acquiring and developing facilities.

      Other expense, net of other income decreased $1.9 million, or 161%, to $0.7 million of other income for the year ended December 31, 2003 from $1.2 million of other expense for the year ended December 31, 2002, primarily due to the $1.1 million impairment of investment securities recorded in 2002.

      Minority interests in income of consolidated subsidiaries increased $9.5 million, or 64%, to $24.3 million for the year ended December 31, 2003 from $14.8 million for the year ended December 31, 2002, primarily as a result of our hospital joint venture strategy. During 2003, our hospital partners in three markets gained additional ownership in certain of our facilities as part of our development strategy.

      Provision for income taxes of $16.5 million, representing an effective tax rate of 36%, for the year ended December 31, 2003, compared to $10.4 million, representing an effective tax rate of 35%, for the year ended December 31, 2002. We continue to utilize net operating loss carryforwards to offset current period income in Spain, which makes our effective tax rate slightly lower than it would be were we to accrue taxes at statutory rates in all three countries in which we operate.

      Net income was $29.9 million for the year ended December 31, 2003 compared to $19.6 million for the year ended December 31, 2002. This $10.3 million improvement results primarily from the increased revenues and improved economies of scale related to expenses discussed above.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Revenues increased by $98.0 million, or 40%, to $342.4 million for the year ended December 31, 2002 from $244.4 million for the year ended December 31, 2001. Of this increase, $52.8 million was contributed by facilities acquired or opened since December 31, 2000. The U.S. dollar was weaker relative to the Eurodollar and the British pound during the year ended December 31, 2002 as compared to the same period in the prior year, resulting in a positive impact of $6.1 million on year over year revenues for the facilities in Western Europe that we owned in both 2002 and 2001 (“same store” facilities). Absent this foreign exchange impact, same store facilities in Western Europe contributed $11.6 million more to consolidated revenue in the year ended December 31, 2002 as compared to the same period in 2001. The remaining increase in revenues was contributed principally by same store U.S. facilities, which performed approximately 17% more cases during the year ended December 31, 2002 as compared to the year ended December 31, 2001.

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

      Operating income increased $37.2 million, or 110%, to $71.0 million for the year ended December 31, 2002 from $33.8 million for the year ended December 31, 2001. Operating income, as a percentage of revenues, increased to 20.7% for the year ended December 31, 2002 from 13.8% for the year ended December 31, 2001, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue.

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

Liquidity and Capital Resources

      During the year ended December 31, 2003, we generated $86.8 million of cash flows from operations as compared to $59.2 million during 2002 and $40.9 million during 2001. Included in the $86.8 million is a benefit of $11.0 million, which is not expected to recur, resulting from our modifying contracts under which we provide certain administrative services to physicians, eliminating the financing of accounts receivable from the scope of services we provide. During the year ended December 31, 2003, our net cash required for investing activities was $110.7 million, consisting primarily of $51.9 million for the purchase of businesses and $41.8 million for the purchase of property and equipment. The $51.9 million primarily represents purchases of new businesses, net of cash received, and incremental investments in unconsolidated affiliates. The most significant of these transactions were

•	$9.0 million paid to acquire a private surgical hospital in Marbella, Spain,

•	$13.8 million paid to acquire a private surgical hospital in London, England,

•	$10.8 million paid to acquire a majority interest in a surgery center in Austin, Texas,

•	$6.1 million paid to acquire a noncontrolling interest in a surgery center in Torrance, California,

•	$4.4 million paid to acquire a noncontrolling interest in a recently constructed surgery center in Dallas, Texas,

•	$3.8 million of deferred purchase price paid to the former owners of a facility in a suburb of Dallas, Texas, based on the financial performance of that facility.

      In addition to these transactions, we made an advance payment in late December 2003 of approximately $9.8 million to acquire a controlling interest, effective January 1, 2004, in the Torrance facility we had acquired a noncontrolling interest in earlier in 2003. Approximately $21.1 million of the property and equipment purchases related to ongoing development projects, and the remaining $20.7 million primarily represents purchases of equipment at existing facilities. The $110.7 million of cash used in investing activities was funded primarily with the cash flows from operations noted above and additionally through a reduction of cash on hand together with new borrowings. Net cash provided during the year ended December 31, 2003 by financing activities totaled $4.5 million and resulted primarily from our investees financing a portion of their capital expenditures. Cash and cash equivalents were $28.5 million at December 31, 2003 as compared to $47.6 million at December 31, 2002 and net working capital was $30.0 million at December 31, 2003 as compared to $51.4 million in the prior year. The decreases in cash and cash equivalents and in working capital from December 31, 2002 to December 31, 2003 were primarily due to the proceeds of an October 2002 stock offering being fully deployed by December 31, 2003.

      During November 2002, we entered into a revolving credit facility with a group of commercial lenders providing us with the ability to borrow up to $115.0 million for acquisitions and general corporate purposes in the United States and Spain or for the funding of any new subsidiary that becomes a guarantor of the facility. Under the terms of the facility, we may invest up to a total of $25.0 million in subsidiaries that are not guarantors, including subsidiaries in the United Kingdom. Borrowings under our credit facility mature on November 7, 2005. As of December 31, 2003, no amounts were outstanding under this facility and $36.6 million was available for borrowing based on actual reported consolidated financial results. Maximum availability under the facility is based upon pro forma EBITDA, including EBITDA from acquired entities. Assuming historical purchase multiples of annual EBITDA of potential acquisition targets, approximately $68.3 million would be available for borrowing to finance acquisitions as of December 31, 2003, of which none was drawn at December 31, 2003. Our credit facility agreement and the indenture governing our Senior Subordinated Notes contain various restrictive covenants including covenants that limit our ability and the ability of certain of our subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock.

      Our credit agreement in the United Kingdom provides for total borrowings of £52.0 million (approximately $92.8 million as of December 31, 2003) under four separate facilities. At December 31, 2003, total outstanding borrowings under this credit agreement were approximately $63.9 million which represents total borrowings net of scheduled repayments of $15.3 million that have been made under the agreement, and approximately $13.6 million was available for borrowing, primarily for capital projects specified in the agreement. Borrowings under the United Kingdom credit facility bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. We pledged the capital stock of our U.K. subsidiaries to secure borrowings under the United Kingdom credit facility. We were in compliance with all covenants under our credit agreements as of December 31, 2003.

      In October 2002, we received, after offering costs of approximately $4.0 million, net proceeds of approximately $49.1 million from an offering of 2,415,000 shares of our common stock, which included 315,000 shares attributable to the underwriters’ exercise of their over-allotment option.

      In December 2001, a wholly-owned subsidiary of the Company issued $150 million in aggregate principal amount of 10% Senior Subordinated Notes due 2011. We received net proceeds of $143.5 million after offering costs of $5.3 million and a discount of $1.2 million. The notes, which mature on December 15, 2011, accrue interest at 10% payable semi-annually on June 15 and December 15 commencing on June 15, 2002 and were issued at a discount of $1.2 million, resulting in an effective interest rate of 10.125%. The Senior Subordinated Notes are subordinate to all senior indebtedness and are guaranteed by USPI and USPI’s wholly owned subsidiaries domiciled in the United States.

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

      Our contractual cash obligations as of December 31, 2003 may be summarized as follows:

	Payments Due by Period

					Beyond
Contractual Cash Obligations	Total	Within 1 year	1 to 3 years	4 to 5 years	5 Years

	(In thousands)
Long term debt obligations (principal plus interest)(1):
Senior Subordinated Notes	$270,000	$15,000	$30,000	$30,000	$195,000
U.S. credit facility(2)	1,060	573	487	—	—
U.K. credit facility	85,334	6,451	18,854	21,627	38,402
Loans from former owners of subsidiaries	635	502	133	—	—
Other debt at operating subsidiaries	32,297	7,155	7,406	6,404	11,332
Capitalized lease obligations:
U.S. operating subsidiaries	43,891	7,924	9,225	3,571	23,171
Western Europe operating subsidiaries	97,328	4,898	8,819	8,437	75,174
Operating lease obligations:
U.S. operating subsidiaries	50,372	7,499	13,397	11,594	17,882
Western Europe operating subsidiaries	12,895	1,833	2,993	2,614	5,455

Total contractual cash obligations	$593,812	$51,835	$91,314	$84,247	$366,416

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the December 31, 2003 rates applicable to each debt instrument.

(2)	The amounts shown for the U.S. credit facility are the commitment fees assuming no amounts are drawn under the agreement. If we draw amounts under this agreement, the commitment fees would be less but we would incur cash obligations related to interest and principal repayments.

      Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $91.9 million at December 31, 2003, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 86.1% at December 31, 2003. Additionally, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements. At December 31, 2003, the total obligations of these unconsolidated affiliates under debt and capital lease obligations was approximately $77.9 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt and capitalized lease obligations, of these unconsolidated affiliates was 23.9% at December 31, 2003. USPI or one of its wholly owned subsidiaries had collectively guaranteed $12.6 million of the $77.9 million in total debt and capital lease obligations of our unconsolidated affiliates as of December 31, 2003.

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

      Currently, USPI and its affiliates have three surgery centers and three private surgical hospitals under construction and nine additional surgery centers in the planning stage in the United States. Costs to develop a short-stay surgical facility, which include construction, equipment and initial operating losses, vary depending on the range of specialties that will be undertaken at the facility. Our affiliates have budgeted an average of $3.4 million for development costs for each of the three surgery center projects and approximately $16.5 million for each of the three surgical hospital projects. Development costs are typically funded with approximately 50% debt at the entity level with the remainder provided as equity from the owners of the entity. We have made substantially all of the equity contributions to which we are obligated for these projects, but we may choose to invest additional funds in these or other projects in 2004. Additionally, as each of these facilities becomes operational, each will have obligations associated with debt and capital lease arrangements.

      Our acquisition and development program will require substantial capital resources, which we estimate to range from $40.0 million to $60.0 million per year over the next three years. These activities primarily include the development of new facilities, buyups of additional ownership in facilities we already operate, and acquisitions of additional facilities. These activities also include, in some cases, payments of additional purchase price to the sellers of acquired facilities based upon the resolution of certain contingencies or based upon acquired facilities achieving certain financial targets. We currently estimate that we will pay approximately $6.4 million under these arrangements, primarily as a result of the resolution of certain contingencies related to our 2003 acquisitions of facilities in Marbella, Spain and London, England. In addition, the operations of our existing surgical facilities will require ongoing capital expenditures. We believe that existing funds, cash flows from operations, borrowings under our credit facilities, and borrowings under capital lease arrangements at newly developed or acquired facilities will provide sufficient liquidity for the next twelve months. Thereafter, we may require additional debt or equity financing for our acquisitions and development projects. There are no assurances that needed capital will be available on acceptable terms, if at all. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program.

New Accounting Pronouncements

      During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). As the FASB subsequently issued three Staff Positions regarding this statement, including one dated November 7, 2003 that indefinitely defers a major portion of SFAS No. 150 pending reconsideration of certain concepts by the FASB, the Company’s financial statements have not been impacted by SFAS No. 150.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB issued a new version of FIN 46. FIN 46, in both its original and revised versions, provides a framework for identifying variable interest entities (“VIEs”) and determining when a company should consolidate a VIE for financial reporting purposes. FIN 46 was initially effective for VIEs created after January 31, 2003, with the provisions of the revised FIN 46 effective for periods ending after December 15, 2003. The adoption of FIN 46 did not have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      We have exposure to interest rate risk related to our financing, investing and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative financial instruments for speculative purposes. Our financing arrangements with commercial lenders are based on a spread over LIBOR or

Euribor. At December 31, 2003, $149.0 million of our total outstanding debt was the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $3.8 million was in other fixed rate instruments and the remaining $86.6 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual interest expense of $0.9 million. The Senior Subordinated Notes, which represent 98% of our total fixed rate debt at December 31, 2003 are considered to have a fair value, based upon recent trading, of $171.0 million, which is approximately $22.0 million higher than the carrying value at December 31, 2003.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      As of December 31, 2003, the Company carried out an evaluation under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2003, the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information the Company required to disclose in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There have been no significant changes in the Company’s internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The response to this item will be included in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2004 and is incorporated herein by reference.

Item 11.	Executive Compensation

      The response to this item will be included in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2004 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The response to this item will be included in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2004 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The response to this item will be included in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2004 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The response to this item will be included in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2004 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

      The following financial statements are filed as part of this Form 10-K:

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

United Surgical Partners International, Inc.:

      We have audited the accompanying consolidated balance sheets of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 6 to the consolidated financial statements, United Surgical Partners International, Inc. and subsidiaries fully adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” in 2002.

/s/ KPMG LLP

Dallas, Texas

February 18, 2004

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002
(In thousands, except per share amounts)

	2003	2002

ASSETS
Cash and cash equivalents	$28,519	$47,571
Patient receivables, net of allowance for doubtful accounts of $8,838 and $7,154, respectively	56,591	39,176
Other receivables (note 4)	20,168	36,208
Inventories of supplies	9,024	7,756
Deferred tax asset, net	6,747	5,657
Prepaids and other current assets	12,548	7,001

Total current assets	133,597	143,369
Property and equipment, net (note 5)	348,063	270,387
Investments in affiliates (note 3)	32,104	18,696
Intangible assets, net (note 6)	326,645	287,584
Other assets	30,100	8,722

Total assets	$870,509	$728,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$36,453	$25,989
Accrued salaries and benefits	19,609	20,322
Due to affiliates	5,490	8,363
Accrued interest	1,739	1,650
Current portion of long-term debt (note 8)	16,794	13,132
Other accrued expenses	23,555	22,501

Total current liabilities	103,640	91,957

Long-term debt, less current portion (note 8)	287,950	263,571
Other long-term liabilities	8,327	4,532
Deferred tax liability, net	33,979	19,577

Total liabilities	433,896	379,637
Minority interests (note 3)	45,958	26,860
Commitments and contingencies (notes 9 and 17)
Stockholders’ equity (notes 10 and 11):
Common stock
Other, $0.01 par value; 200,000 shares authorized; 27,705 and 27,306 shares issued at December 31, 2003 and 2002, respectively	277	273
Additional paid-in capital	330,519	320,750
Treasury stock, at cost, 52 and 202 shares at December 31, 2003 and 2002, respectively	(986)	(3,733)
Deferred compensation	(4,548)	(1,226)
Receivables from sales of common stock	(1)	(191)
Accumulated other comprehensive income, net of tax	32,852	3,290
Retained earnings	32,542	3,098

Total stockholders’ equity	390,655	322,261

Total liabilities and stockholders’ equity	$870,509	$728,758

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,

	2003	2002	2001

Net patient service revenue	$390,911	$298,694	$210,261
Management and administrative services revenue	36,205	31,238	26,149
Equity in earnings of unconsolidated affiliates	15,074	9,454	5,879
Other income	4,079	3,000	2,079

Total revenues	446,269	342,386	244,368

Salaries, benefits and other employee costs	113,708	87,872	64,255
Medical services and supplies	85,659	66,075	48,791
Other operating expenses	79,729	60,860	45,551
General and administrative expenses	29,810	23,690	22,364
Provision for doubtful accounts	7,772	6,330	3,517
Depreciation and amortization	32,187	26,530	26,116

Total operating expenses	348,865	271,357	210,594

Operating income	97,404	71,029	33,774
Interest income	1,132	792	852
Interest expense	(28,545)	(25,721)	(18,120)
Loss on early retirement of debt (note 8)	—	—	(7,466)
Impairment of investment securities (note 7)	—	(1,057)	—
Other	736	(151)	146

Total other expense, net	(26,677)	(26,137)	(24,588)

Income before minority interests	70,727	44,892	9,186
Minority interests in income of consolidated subsidiaries	(24,311)	(14,846)	(7,558)

Income before income taxes	46,416	30,046	1,628
Income tax (expense) benefit (note 13)	(16,540)	(10,446)	1,122

Net income	29,876	19,600	2,750
Preferred stock dividends	—	—	(2,684)

Net income attributable to common stockholders	$29,876	$19,600	$66

Net income per share attributable to common stockholders (note 15):
Basic	$1.10	$0.79	$—
Diluted	$1.06	$0.75	$—
Weighted average number of common shares:
Basic	27,133	24,925	18,380
Diluted	28,244	26,056	19,291

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Net income	$29,876	$19,600	$2,750
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	28,964	20,364	(3,566)
Minimum pension liability adjustment	496	(1,529)	—
Unrealized gains on securities	102	47	—

Other comprehensive income (loss)	29,562	18,882	(3,566)

Comprehensive income (loss)	$59,438	$38,482	$(816)

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

								Receivables
	Series C Preferred Stock		Common stock					From
					Additional			Sales of
	Outstanding	Liquidation	Outstanding		Paid-in	Treasury	Deferred	Common
	Shares	Value	Shares	Par Value	Capital	Stock	Compensation	Stock

Balance, December 31, 2000	19	$19,747	8,289	$83	$63,740	$(344)	$(495)	$(2,973)
Issuance of common stock and exercise of stock options	—	—	13,904	139	180,978	1,086	—	454
Accrued dividends on preferred stock	—	594	—	—	(2,684)	—	—	—
Issuance of warrants	—	—	—	—	169	—	—	—
Repurchases of common stock	—	—	(341)	—	—	(6,651)	—	1,345
Conversion of Series C convertible preferred stock	(19)	(20,341)	1,937	19	20,322	—	—	—
Conversion of convertible subordinated note	—	—	313	3	3,284	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	126	—
Net income	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—

Balance, December 31, 2001	—	—	24,102	244	265,809	(5,909)	(369)	(1,174)
Issuance of common stock and exercise of stock options	—	—	3,034	29	54,667	3,035	(1,230)	983
Repurchases of common stock	—	—	(32)	—	274	(859)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	373	—
Net income	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—
Unrealized gains on securities	—	—	—	—	—	—	—	—
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	—

Balance, December 31, 2002	—	—	27,104	$273	320,750	(3,733)	(1,226)	(191)
Issuance of common stock and exercise of stock options	—	—	552	4	9,656	2,864	(4,137)	190
Repurchases of common stock	—	—	(3)	—	113	(117)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	815	—
Net income	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—
Unrealized gains on securities	—	—	—	—	—	—	—	—
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	—	—

Balance, December 31, 2003	—	$—	27,653	$277	$330,519	$(986)	$(4,548)	$(1)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other	Retained
	Comprehensive	Earnings
	Income	(Accumulated
	(Loss)	Deficit)	Total

Balance, December 31, 2000	$(12,026)	$(18,935)	$48,797
Issuance of common stock and exercise of stock options	—	(297)	182,360
Accrued dividends on preferred stock	—	—	(2,090)
Issuance of warrants	—	—	169
Repurchases of common stock	—	—	(5,306)
Conversion of Series C convertible preferred stock	—	—	—
Conversion of convertible subordinated note	—	—	3,287
Amortization of deferred compensation	—	—	126
Net income	—	2,750	2,750
Foreign currency translation adjustments	(3,566)	—	(3,566)

Balance, December 31, 2001	(15,592)	(16,482)	226,527
Issuance of common stock and exercise of stock options	—	(20)	57,464
Repurchases of common stock	—	—	(585)
Amortization of deferred compensation	—	—	373
Net income	—	19,600	19,600
Foreign currency translation adjustments	20,364	—	20,364
Unrealized gains on securities	47	—	47
Minimum pension liability adjustment, net of tax	(1,529)	—	(1,529)

Balance, December 31, 2002	3,290	3,098	322,261
Issuance of common stock and exercise of stock options	—	(432)	8,145
Repurchases of common stock	—	—	(4)
Amortization of deferred compensation	—	—	815
Net income	—	29,876	29,876
Foreign currency translation adjustments	28,964	—	28,964
Unrealized gains on securities	102	—	102
Minimum pension liability adjustment, net of tax	496	—	496

Balance, December 31, 2003	$32,852	$32,542	$390,655

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$29,876	$19,600	$2,750
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	7,772	6,330	3,517
Depreciation and amortization	32,187	26,530	26,116
Amortization of debt issue costs and discount	1,814	1,374	301
Deferred income taxes	9,290	8,591	(3,648)
Gain on equipment disposals	—	34	(188)
Impairment of investment securities	—	1,057	—
Loss on early retirement of debt	—	—	7,466
Equity in earnings of unconsolidated affiliates	(15,074)	(9,454)	(5,879)
Minority interests in income of consolidated subsidiaries	24,311	14,846	7,558
Equity-based compensation	2,970	373	126
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(18,582)	(8,904)	(6,347)
Other receivables	15,360	(1,918)	5,918
Inventories of supplies, prepaids and other current assets	(3,336)	(2,843)	2,847
Accounts payable and other current liabilities	(1,277)	5,395	2,304
Other long-term liabilities	1,521	(1,806)	(1,984)

Net cash provided by operating activities	86,832	59,205	40,857

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(51,922)	(62,389)	(57,388)
Purchases of property and equipment	(41,791)	(30,079)	(25,777)
Sales of property	—	789	1,042
Increase in deposits and notes receivable	(13,880)	180	(2,102)
Cash (placed in) released from escrow	(3,145)	—	1,664

Net cash used in investing activities	(110,738)	(91,499)	(82,561)

Cash flows from financing activities:
Proceeds from long-term debt	53,242	59,442	269,288
Payments on long-term debt	(45,469)	(64,388)	(274,371)
Proceeds from issuance of common stock	4,311	53,665	132,818
Payments to repurchase common stock	(4)	—	(104)
Payments for the redemption and dividends of preferred stock	—	—	(54,908)
Distributions on investments in affiliates	(7,570)	(3,309)	(552)

Net cash provided by financing activities	4,510	45,410	72,171

Effect of exchange rate changes on cash	344	574	(37)

Net increase (decrease) in cash and cash equivalents	(19,052)	13,690	30,430
Cash and cash equivalents at beginning of year	47,571	33,881	3,451

Cash and cash equivalents at end of year	$28,519	$47,571	$33,881

Supplemental information:
Interest paid, net of amounts capitalized	$26,888	$24,779	$20,424
Income taxes paid	5,889	3,090	—
Non-cash transactions:
Repurchases of common stock using noncash assets	—	—	70
Issuance of common stock for service contracts	254	1,002	—
Issuance of common stock to employees	6,291	—	—
Sale of noncontrolling interests for notes receivable	2,492	—	—
Sale of common stock for notes receivable from employees, net	—	—	70
Common stock, options, and warrants issued for purchases of new businesses	—	1,186	48,949
Conversion of convertible preferred stock to common	—	—	20,341
Assets acquired under capital lease obligations	586	2,382	7,053
Conversion of subordinated debt to redeemable preferred stock	—	—	20,000
Conversion of subordinated debt to common stock	—	—	3,287

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

(1)	Summary of Significant Accounting Policies and Practices

(a) Description of Business

      United Surgical Partners International, Inc., a Delaware Company, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Europe. At December 31, 2003, USPI, headquartered in Dallas, Texas, operated 62 surgical facilities in the United States. Of these 62 facilities, USPI consolidates the results of 28, owns a minority equity interest in 33, which are accounted for under the equity method, and holds no ownership interest in the remaining center which is operated by USPI under a management contract. In addition, United Surgical Partners Europe, S.L. (USPE), a company incorporated in Spain and majority owned by USPI, managed and owned a majority interest in eight private surgical hospitals and one surgery center in Spain at December 31, 2003. Global Healthcare Partners Limited (Global), a company incorporated in England and majority owned by USPI, managed and wholly owned three private surgical hospitals in the United Kingdom at December 31, 2003.

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

      The financial statements of foreign subsidiaries are measured in local currency and then translated into U.S. dollars. All assets and liabilities have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from the changes in the exchange rates are accumulated in a separate component of stockholders’ equity.

(c)	Principles of Consolidation

      The consolidated financial statements include the financial statements of USPI and its wholly owned and majority owned subsidiaries. In addition, the Company consolidates the accounts of certain surgical facilities of which it does not technically hold a majority ownership interest because the Company maintains effective control over the surgical facilities’ assets and operations. All significant intercompany balances and transactions have been eliminated in consolidation.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

(e)	Reclassifications

      Certain amounts from the prior period have been reclassified to conform to the current year presentation.

(f)	Cash Equivalents and Investments

      For purposes of the statements of cash flows, USPI considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

      Investments in unconsolidated companies in which the Company exerts significant influence and owns between 20% and 50% of the investees are accounted for using the equity method.

      Investments in unconsolidated companies in which the Company owns less than 20% of an investee but exerts significant influence through board of director representation and an agreement to manage the investee are also accounted for using the equity method.

      All investments in companies in which the Company does not exert significant influence, generally indicated by ownership less than 20% and the absence of board representation and a management agreement, are carried at cost.

(g)	Inventories of Supplies

      Inventories of supplies are stated at cost, which approximates market.

(h)	Property and Equipment

      Property and equipment are stated at cost or, when acquired as part of a business combination, fair value at date of acquisition. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the asset and accumulated depreciation accounts are adjusted accordingly, and any gain or loss is reflected in earnings or loss of the respective period. Maintenance costs and repairs are expensed as incurred; significant renewals and betterments are capitalized. Assets held under capital leases are classified as property and equipment and amortized using the straight-line method over the shorter of the useful lives or lease terms, and the related obligations are recorded as liabilities. Lease amortization is included in depreciation expense.

(i)	Intangible Assets

      Intangible assets consist of costs in excess of net assets acquired (goodwill), costs associated with the purchase of management and administrative service contracts, and other intangibles, which consist primarily of debt issue costs. On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS No. 142). The Company adopted SFAS No. 142, and accordingly did not amortize any goodwill related to acquisitions consummated subsequent to June 30, 2001 and ceased amortizing all goodwill and indefinite-lived intangible assets beginning January 1, 2002. The Company continues to amortize intangible assets with definite useful lives over their respective useful lives to their estimated residual values. Goodwill and intangible assets with indefinite useful lives are no longer amortized and are instead tested for impairment on an annual basis, with the tests of goodwill being performed at the reporting unit (country) level.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

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

      The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, current portion of long-term debt and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of variable rate long-term debt approximate fair value since the loans bear interest at floating rates and have terms representative of current market conditions. The fair values of fixed rate long-term debt are based on quoted market prices.

(l)	Revenue Recognition

      Revenue consists primarily of net patient service revenues which are based on the facilities’ established billing rates less allowances and discounts, principally for patients covered under contractual programs with private insurance companies. USPI derives approximately 76% of its net patient service revenues from private insurance payers, approximately 11% from governmental payors and approximately 13% from self-pay and other payors. The allowances that the Company records for these revenues, including allowances for bad debts, are based on the Company’s best estimates of expected actual reimbursement based primarily on historical collections for similar transactions. In addition, USPI has entered into agreements with certain surgical facilities, hospitals and physician practices to provide management services. As compensation for these services each month, USPI charges the managed entities management fees which are either fixed in amount or represent a fixed percentage of each entity’s earnings, typically defined as net revenue less a provision for doubtful accounts or operating income. Amounts are recognized as services are provided.

(m)	Equity in Earnings of Unconsolidated Affiliates

      Equity in earnings of unconsolidated affiliates consists of USPI’s share of the profits or losses generated from its equity investments in 33 surgical facilities. Because these operations are central to USPI’s business strategy, equity in earnings of unconsolidated affiliates is classified as revenue in the accompanying statements of operations. USPI has contracts to manage these facilities, which results in USPI having an active role in the operations of these facilities and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities.

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

December 31, 2003 and 2002 —  (Continued)

allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized.

(o)	Equity-Based Compensation

      USPI applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option grants to employees. Accordingly, USPI generally does not record compensation expense because USPI generally issues options for which the option exercise price equals the current market price of the underlying stock on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As permitted under SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. Had USPI determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, USPI’s net income (loss) would have been the pro forma amounts indicated below:

	Years Ended December 31,

	2003	2002	2001

Net income (loss) attributable to common stockholders
As reported	$29,876	$19,600	$66
Add: Total stock-based employee compensation expense included in reported net income, net of taxes	1,930	534	82
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(6,223)	(3,947)	(940)

Pro forma	$25,583	$16,187	$(792)

Basic earnings (loss) per share
As reported	$1.10	$0.79	—
Pro forma	0.94	0.65	(0.04)
Diluted earnings (loss) per share
As reported	$1.06	$0.75	—
Pro forma	0.91	0.62	(0.04)

      The fair market values in the table above were estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: risk-free interest rates ranging from 2.1% to 6.3%, expected dividend yield of zero, expected volatility of the market price of the Company’s common stock of 40%, and an expected life of the option ranging from three to five years.

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

December 31, 2003 and 2002 —  (Continued)

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

(2)	Offerings of Common Stock and Senior Subordinated Notes

      In June 2001, the Company received, after offering costs of $14.2 million, net proceeds of $130.7 million from an initial public offering (IPO) of 10,350,000 shares of its common stock, which included 1,350,000 shares attributable to the underwriters’ exercise of their over-allotment option. Net proceeds of the IPO were used to redeem $33.7 million of Series A Redeemable Preferred Stock, including accrued dividends, and to repay $91.3 million of bank indebtedness. The remaining $5.7 million, together with borrowings under the Company’s primary U.S. credit agreement, was used to acquire a controlling interest in a surgery center in Fort Worth, Texas.

      In December 2001, a wholly owned subsidiary of the Company received, after offering costs of $5.3 million and a discount of $1.2 million, net proceeds of $143.5 million from an offering of 10% Senior Subordinated Notes due 2011 (the Debt Offering — see Note 8). Net proceeds of the Debt Offering were used (a) to repay the full $41.0 million and $24.9 million, plus accrued interest, outstanding under the Company’s primary credit facilities in the U.S. and Spain, respectively; (b) to repay the Company’s existing $36 million senior subordinated note payable; (c) to redeem $21 million of Series D Redeemable Preferred Stock, including accrued dividends; and (d) for general corporate purposes, including the repayment of certain working capital lines of credit and for acquisitions.

      In October 2002, the Company received, after offering costs of approximately $4.0 million, net proceeds of approximately $49.1 million from an offering of 2,415,000 shares of its common stock, which included 315,000 shares attributable to the underwriters’ exercise of their over-allotment option. Net proceeds were used as follows:

•	To repay the $14.2 million balance then outstanding under the Company’s primary credit agreement.

•	To acquire an 80% interest in a surgery center in Lyndhurst, Ohio, for $8.1 million in cash.

•	To acquire an additional 25% interest in surgery center in Atlanta, Georgia, in which the Company already held a 15% interest, for $4.0 million in cash.

•	To acquire an additional 29% interest in a surgery center in Torrance, California, in which the Company already held a 34% interest, for $9.3 million in cash.

•	The remaining net proceeds were used for other acquisitions, development of new facilities and general corporate purposes.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

(3)	Acquisitions and Equity Investments

      In March 2003, the Company acquired 100% of a private surgical hospital in Marbella, Spain, for approximately €8.4 million ($9.0 million) in cash. In addition, the Company agreed to pay up to an additional total of €4.3 million ($5.4 million) to the sellers, depending on the resolution of certain contingencies over the next four years, of which €2.9 million ($3.6 million) has been placed in escrow and is included in other assets in the Company’s balance sheet at December 31, 2003.

      During April 2003, the Company acquired a private surgical hospital in London, England for approximately £8.7 million ($13.8 million), of which the payment of approximately £0.4 million ($0.7 million) has been deferred pending the resolution of certain contingencies.

      During June 2003, the Company acquired a 65% interest in an ambulatory surgery center in Austin, Texas for $10.8 million in cash.

      The intangible assets created consisted entirely of goodwill in an aggregate amount of $13.2 million, which was assigned to the U.S., Spain and the U.K. reporting units in the amounts of $10.4 million, $0.1 million and $2.7 million, respectively. The amortization of the U.S. portion is expected to be fully deductible for tax purposes.

      The terms of certain of USPI’s acquisition agreements provide for additional consideration to be paid to or received from the sellers based on certain financial targets or objectives being met for the acquired facilities or based upon the resolution of certain contingencies. Such additional consideration, which amounted to net payments by USPI of approximately $3.8 million, $3.3 million, and $5.7 million during 2003, 2002, and 2001, respectively, was recorded as an increase or decrease to goodwill at the time of the payment or receipt. The Company’s management currently estimates the additional potential consideration that may be paid in future years to be $6.4 million, including the $6.1 million of deferred purchase price related to the Marbella and London facilities we acquired during 2003.

      Following are the unaudited pro forma results for the years ended December 31, 2003 and 2002 as if the acquisitions occurred on January 1 of each year (in thousands):

	Years Ended
	December 31,

	2003	2002

	(Unaudited)
Net revenues	$450,840	$357,882
Net income	30,136	22,135
Diluted earnings per share	$1.07	$0.85

      These unaudited pro forma results have been prepared for comparative purposes only. The pro forma results do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been in effect at the beginning of the preceding year, nor are they necessarily indicative of the results of operations that may be achieved in the future.

      USPI also engages in purchases of equity interests that are not business combinations. These transactions consist of acquisitions and sales of noncontrolling equity interests in surgical facilities, which are recorded as increases or decreases in investment basis or minority interests payable, and the investment of additional cash in surgical facilities under development. During the year ended December 31, 2003, these transactions resulted in net cash outflows totaling $14.5 million, of which $6.1 million was paid to acquire a noncontrolling interest in a surgery center in Torrance, California and $4.4 million was paid to acquire a noncontrolling interest in a recently constructed surgery center in Dallas, Texas.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

      The Company controls a significant number of its investees and therefore consolidates their results. Additionally, the Company invests in a significant number of facilities in which the Company has significant influence but does not have control; the Company uses the equity method to account for these investments. The majority of these investees are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis was as follows (amounts reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	2003	2002	2001

Unconsolidated facilities operated at year-end	33	26	17
Income statement information:
Revenues	$240,848	$141,166	$84,278
Operating income	76,252	41,913	23,733
Net income	67,914	37,279	21,371
Balance sheet information:
Current assets	$69,659	$39,125	$26,765
Noncurrent assets	132,380	91,528	46,585
Current liabilities	38,234	22,974	12,171
Noncurrent liabilities	73,414	59,301	22,064

(4)	Other Receivables

      Other receivables consist primarily of amounts receivable for services performed and funds advanced under management and administrative service agreements. During 2003 the Company modified some of the agreements under which the Company provides certain administrative services to physicians, eliminating the financing of accounts receivable from the scope of administrative services provided by the Company. As a result, the Company collected approximately $20 million of the outstanding receivables from these physicians.

      As discussed in Note 12, some of the facilities to which the Company provides management and administrative services are related parties, due to Company being an equity method investor in those facilities. At December 31, 2003 and 2002, the amounts receivable from related parties, which are included in other receivables on the Company’s balance sheet, totaled $9.1 million and $6.5 million, respectively.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

(5)	Property and Equipment

      At December 31, property and equipment consisted of the following (in thousands):

	Estimated
	Useful Lives	2003	2002

Land and land improvements	—	$38,817	$24,690
Buildings and leasehold improvements	7-50 years	246,335	164,068
Equipment	3-12 years	208,443	168,534
Furniture and fixtures	4-20 years	17,912	13,216
Construction in progress		13,689	22,087

		525,196	392,595
Less accumulated depreciation		(177,133)	(122,208)

Net property and equipment		$348,063	$270,387

      At December 31, construction in progress consisted primarily of the cancer center being constructed at one of the Company’s hospitals in London, England and included $1.3 million of capitalized interest. During the second quarter of 2003 the project was completed, its cost basis, including an additional $0.6 million of interest capitalized during 2003, was reclassified to property and equipment, and depreciation commenced. At December 31, 2003, construction in progress consisted of several projects to expand capacity, primarily at the Company’s Spanish facilities.

      At December 31, assets recorded under capital lease arrangements included in property and equipment consisted of the following (in thousands):

	2003	2002

Land and buildings	$67,310	$58,035
Equipment and furniture	37,378	35,675

	104,688	93,710
Less accumulated amortization	(32,906)	(24,080)

Net property and equipment under capital leases	$71,782	$69,630

(6)	Goodwill and Intangible Assets

      On July 20, 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually, with tests of goodwill occurring at the reporting unit level (defined as an operating segment or one level below an operating segment). SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values. The Company fully adopted the provisions of SFAS No. 142 effective January 1, 2002.

      The adoption of SFAS No. 142 required that the Company perform transitional impairment tests for its goodwill and certain other intangible assets as of the date of adoption. The Company determined that its reporting units are at the operating segment (country) level. The Company completed the required

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

transitional and annual impairment tests during the third quarters of 2002 and 2003. No impairment losses were identified in any reporting unit or intangible asset as a result of these tests.

      The table below shows the Company’s net income and earnings per share for the years ended December 31, 2003, 2002, and 2001 on a pro forma basis as if the cessation of amortization of goodwill and indefinite-lived intangible assets had occurred January 1, 2001 (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net income attributable to common shareholders, as reported	$29,876	$19,600	$66
Amortization of goodwill and indefinite-lived intangible assets, net of applicable income tax benefits	—	—	4,184

Net income attributable to common shareholders, as reported	$29,876	$19,600	$4,250

Diluted earnings per share, as reported	$1.06	$0.75	$—
Amortization of goodwill and indefinite-lived intangible assets, net of applicable income tax benefits	—	—	0.22

Pro forma diluted earnings per share	$1.06	$0.75	$0.22

      Intangible assets, net of accumulated amortization, consisted of the following:

	December 31,

	2003	2002

Goodwill	$255,987	$215,498
Other intangible assets	70,658	72,086

Total	$326,645	$287,584

      The following is a summary of changes in the carrying amount of goodwill by operating segment and reporting unit for years ended December 31, 2002 and 2003 (in thousands):

		Western Europe

				Western
			United	Europe
	U.S.	Spain	Kingdom	Total	Total

Balance at December 31, 2001	$106,579	$26,914	$18,311	$45,225	$151,804
Additions	46,356	10,632	—	10,632	56,988
Other	—	4,752	1,954	6,706	6,706

Balance at December 31, 2002	152,935	42,298	20,265	62,563	215,498
Additions	26,664	71	2,718	2,789	29,453
Other	—	8,544	2,492	11,036	11,036

Balance at December 31, 2003	$179,599	$50,913	$25,475	$76,388	$255,987

      Goodwill additions during the years ended December 31, 2003 and 2002 resulted primarily from business combinations and additionally from purchases of equity investments accounted for under the equity method, for which the related goodwill is included in intangible assets. Other changes to the carrying amount of goodwill were primarily due to foreign currency translation adjustments.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

      Intangible assets with definite useful lives are amortized over their respective estimated useful lives, ranging from three to fifteen years, to their estimated residual values. Effective January 1, 2002, intangible assets with indefinite useful lives are not amortized but instead are tested for impairment at least annually. The majority of the Company’s management contracts have indefinite useful lives. Most of these contracts have evergreen renewal provisions that do not contemplate a specific termination date. Some of the contracts have provisions which make it possible for the facility’s other owners to terminate them at certain dates and under certain circumstances. Based on the Company’s history with these contracts, the Company’s management considers the life of these contracts to be indefinite and therefore does not amortize them unless facts and circumstances indicate that it is no longer considered likely that these contracts can be renewed without substantial cost.

      The following is a summary of intangible assets at December 31, 2003 and December 31, 2002 (in thousands):

	December 31, 2003

	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

Definite Useful Lives
Management Contracts	$27,391	$(8,828)	$18,563
Other	13,839	(4,609)	9,230

Total	$41,230	$(13,437)	27,793

Indefinite Useful Lives
Management Contracts			42,245
Other			620

Total			42,865

Total intangible assets			$70,658

	December 31, 2002

	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

Definite Useful Lives
Management Contracts	$26,190	$(6,259)	$19,931
Other	11,966	(2,264)	9,702

Total	$38,156	$(8,523)	29,633

Indefinite Useful Lives
Management Contracts			42,334
Other			119

Total			42,453

Total intangible assets			$72,086

      Amortization expense related to intangible assets with definite useful lives was $2.8 million and $2.7 million for the years ended December 31, 2003 and 2002, respectively. Additionally, accumulated

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

amortization changed as a result of amortization of debt issue costs in the amounts of $2.1 million and $1.3 million during the years ended December 31, 2003 and 2002, respectively, which is reflected in interest expense, and foreign currency translation adjustments. The weighted average amortization period for intangible assets with definite useful lives is 14 years for management contracts, 8 years for other intangible assets, and 12 years overall. The following table provides estimated amortization expense related to intangible assets with definite useful lives for each of the years in the five-year period ending December 31, 2008:

2004	$2,191
2005	2,125
2006	1,914
2007	1,857
2008	1,857

$9,944

(7)	Long-Term Investments

      The Company had investments in two mutual funds at December 31, 2003, both of which are designated as “available for sale” under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) and are included in other noncurrent assets. One investment, which had a carrying value of $3.7 million and $3.1 million at December 31, 2003 and 2002, respectively, is a deposit securing the guarantee the Company obtained from a bank in 2000 of the lease obligations of a newly acquired Spanish hospital. Beginning in April 2005 the Company may withdraw any value in the funds in excess of an amount equal to two years of lease payments, adjusted for inflation, which at December 31, 2003 was approximately €2.9 million ($3.7 million). Otherwise, the Company is not permitted to make any net withdrawals from the amount on deposit until the end of the lease term in 2020. The Company is permitted to transfer the funds to other investment funds during this time and did so in 2003 after incurring a $1.1 impairment charge in 2002 for losses deemed “other than temporary” on seven of the eight mutual funds in which the funds were invested. In 2003 all of the funds were transferred into a low risk fund, with minimal realized gain, and the Company has recorded unrealized gains totaling $34,000 at December 31, 2003 as a separate component of stockholders’ equity.

      The other investment consists of escrowed purchase price for the 2003 acquisition of a private hospital in Marbella, Spain (as discussed in Note 3). An unrealized gain on this investment totaling $68,000 was reflected as a separate component of stockholders’ equity at December 31, 2003.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

(8)	Long-term Debt

      At December 31, long-term debt consisted of the following (in thousands):

	2003	2002

Senior credit agreements	$63,876	$53,724
Senior subordinated notes	148,989	148,910
Notes payable to financial institutions	25,893	7,332
Loans from former owners of subsidiaries	612	1,719
Capital lease obligations	65,374	65,018

Total long-term debt	304,744	276,703
Less current portion	(16,794)	(13,132)

Long-term debt, less current portion	$287,950	$263,571

(a)	Lines of Credit

      During November 2002, the Company entered into a second amended and restated credit facility with a group of commercial lenders providing the Company with the ability to borrow up to $115.0 million for acquisitions and general corporate purposes in the United States and Spain or for the funding of any new subsidiary that becomes a guarantor of the facility. Under the terms of the facility, the Company may invest up to a total of $25.0 million in subsidiaries that are not guarantors, including subsidiaries in the United Kingdom. Borrowings under the credit facility mature on November 7, 2005. As of December 31, 2003, no amounts were outstanding under this facility and $36.6 million was available for borrowing based on actual reported consolidated financial results. Maximum availability under the facility is based upon pro forma EBITDA including EBITDA from acquired entities. Assuming historical purchase multiples of annual EBITDA of potential acquisition targets, approximately $68.3 million would be available for borrowing to finance acquisitions as of December 31, 2003, of which none was drawn at December 31, 2003. The credit agreement and the indenture governing the Company’s Senior Subordinated Notes contain various restrictive covenants, including covenants that limit the Company’s ability and the ability of certain of the Company’s subsidiaries to borrow money or guarantee other indebtedness, grant liens on the Company’s assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock.

      Global, the Company’s majority owned U.K. subsidiary, has a credit agreement with a commercial lender that provides for total borrowings of £52.0 million (approximately $92.8 million at December 31, 2003) under four separate facilities. At December 31, 2003, total outstanding borrowings under the agreement were approximately $63.9 million, which represents total borrowings net of scheduled repayments of $15.3 million that have been made under the agreement, and approximately $13.6 million was available for borrowing, primarily for capital projects specified in the agreement. Borrowings under this agreement are secured by certain assets and the capital stock of Global and its subsidiaries, bear interest ranging from 1.50% to 2.00% over LIBOR, and mature in April 2010. At December 31, 2003, the weighted average rate applicable to the outstanding balance was 5.35%.

      Fees paid for unused portions of the lines of credit were approximately $490,080, $548,000, and $592,000, in 2003, 2002 and 2001, respectively.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

(b)	Subordinated Debt

      The Company completed the Debt Offering (Note 2) in December 2001, issuing $150 million in Senior Subordinated Notes. The notes, which mature on December 15, 2011, accrue interest at 10% payable semi-annually on June 15 and December 15 commencing on June 15, 2002 and were issued at a discount of $1.2 million, resulting in an effective interest rate of 10.125%. The Senior Subordinated Notes are subordinate to all senior indebtedness and are guaranteed by USPI and USPI’s wholly owned subsidiaries domiciled in the United States.

      The Company may redeem all or part of the notes on or after December 15, 2006 upon not less than 30 nor more than 60 days notice. The redemption price would be the following percentages of principal amount, if redeemed during the 12-month period commencing on December 15 of the years set forth below:

Redemption
Period	Price

2006	105.000%
2007	103.333%
2008	101.667%
2009	100.000%
2010	100.000%

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

      The notes issued in the Debt Offering, carried at the principal amount of $150 million net of the unamortized discount of approximately $1.0 million at December 31, 2003, represent the full amount of subordinated debt outstanding at December 31, 2003 and 2002. At December 31, 2003 and 2002, the notes were considered to have a fair value, based upon recent trading, of $171.0 million and $155.4 million, which amounts are approximately $22.0 million and $6.5 million higher than the carrying value at December 31, 2003 and 2002, respectively.

      In December 2001, the Company used a portion of the proceeds of the Debt Offering to repay a subordinated note that had been issued in 2000. The early retirement of this $36 million of subordinated debt, together with the early repayment and termination of USPI’s agreement with a commercial bank, resulted in loss on early retirement of debt of $7.5 million during 2001, representing the write-off of the costs of initiating the borrowings and the unamortized portion of the discount at which the subordinated debt had been issued in 2000. The related tax benefits were $2.6 million.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

(c)	Other Long-term Debt

      The Company and its subsidiaries have notes payable to financial institutions, former owners of acquired businesses, and other parties which mature at various date through 2018 and accrue interest at fixed and variable rates ranging from 3.75% to 16.19%.

      Capital lease obligations in the carrying amount of $65.4 million are secured by underlying real estate and equipment and have interest rates ranging from 3.00% to 14.7%.

      The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2003 are as follows (in thousands): 2004, $16,794; 2005, $13,909; 2006, $11,956; 2007, $12,351; 2008, $12,993; thereafter, $237,752.

(9)	Leases

      USPI leases various office equipment and office space under a number of operating lease agreements, which expire at various times through the year 2025. Such leases do not involve contingent rentals, nor do they contain significant renewal or escalation clauses. Office leases generally require USPI to pay all executory costs (such as property taxes, maintenance and insurance).

      Minimum future payments under noncancelable leases, with remaining terms in excess of one year as of December 31, 2003 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

Year ending December 31,
2004	$12,822	$9,332
2005	10,967	8,390
2006	7,077	8,000
2007	6,066	7,469
2008	5,942	6,739
Thereafter	98,345	23,337

Total minimum lease payments	141,219	$63,267

Amount representing interest	(75,845)

Present value of minimum lease payments	$65,374

Total rent expense under operating leases was $10.4 million, $7.9 million, and $6.2 million for the years ended December 31, 2003, 2002, and 2001, respectively.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

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

      No preferred stock or accrued dividends were outstanding at December 31, 2003 and 2002.

      All authorized shares of Series A Redeemable Preferred Stock (Series A) and Series B Convertible Redeemable Preferred Stock (Series B) were issued during 1998. All Series B shares were retired by December 31, 2000 either by redemption for cash or conversion to common stock. All Series A shares, together with accrued but unpaid dividends, were redeemed for cash during 2001 using a portion of the proceeds of USPI’s IPO (Note 2). Redeemed or converted preferred shares are deemed retired.

      During 2000, USPI issued 18,750 shares of Series C Convertible Preferred Stock (Series C), all of which were converted to common stock in 2001 immediately prior to the IPO.

      The 18,750 shares issued during 2000 were issued with 266,667 detachable warrants to purchase common stock, exercisable at $0.03 per warrant. These warrants were exercised in January 2004. In connection with the Series C shares and detachable warrants, the $18,750,000 in proceeds was allocated $15,950,000 to the Series C Convertible Preferred Stock and $2,800,000 to the warrants, which expire in June 2009. The $2,800,000 was calculated based on a Black Scholes valuation model using the following assumptions: expected life of two years, interest rate 5.12%, dividend yield 0% and volatility 40%.

      At the time of the IPO, USPI issued 20,000 shares of Series D Redeemable Preferred Stock (Series D) in exchange for $20 million of 7% Senior Subordinated Notes held by USPI’s primary private investors. All 20,000 outstanding Series D shares were redeemed, together with accrued but unpaid dividends, upon completion of the Debt Offering in December 2001.

      No shares of Series A Junior Participating Preferred Stock (Series A Participating) had been issued at December 31, 2003.

(11)	Stockholders’ Equity

      Receivables from sales of stock, primarily resulting from purchases of common stock by employees, are presented in the consolidated balance sheets as a deduction from stockholders’ equity. Interest of 7% is due quarterly and principal payments are due on various dates through February 2004. Payment of the principal shall accelerate in the event of termination of employment or a change in control of USPI, as defined.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

(12)	Related Party Transactions

      USPI has entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 5% to 8%. Amounts recognized under these agreements, after elimination of amounts from majority-owned, consolidated surgery centers, totaled approximately $11.9 million, $7.3 million, and $4.6 million in 2003, 2002 and 2001, respectively, and are included in management and administrative services revenue in the accompanying consolidated statements of income.

(13)	Income Taxes

      The components of income (loss) before income taxes were as follows (in thousands):

	2003	2002	2001

Domestic	$36,768	$24,423	$2,219
Foreign	9,648	5,623	(591)

	$46,416	$30,046	$1,628

      Income tax expense (benefit) attributable to income consists of (in thousands):

	Current	Deferred	Total

Year ended December 31, 2003:
U.S. federal	$3,525	$9,196	$12,721
State and local	1,300	729	2,029
Foreign	2,425	(635)	1,790

Net income tax expense	$7,250	$9,290	$16,540

	Current	Deferred	Total

Year ended December 31, 2002:
U.S. federal	$—	$8,503	$8,503
State and local	809	460	1,269
Foreign	1,046	(372)	674

Net income tax expense	$1,855	$8,591	$10,446

	Current	Deferred	Total

Year ended December 31, 2001:
U.S. federal	$20	$(2,923)	$(2,903)
State and local	767	—	767
Foreign	1,739	(725)	1,014

Net tax expense (benefit)	$2,526	$(3,648)	$(1,122)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

      Income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 35% in 2003 and 2002 and 34% in 2001 to pretax income in fiscal years ended December 31, 2003, 2002 and 2001 as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Computed “expected” tax expense	$16,246	$10,516	$554
Increase (reduction) in income taxes resulting from:
Net operating loss carryforwards	160	348	904
Differences between U.S. financial reporting and foreign statutory reporting	122	3,362	452
State tax expense	1,614	998	767
Removal of foreign tax rate differential	(481)	(216)	(160)
Goodwill	165	296	1,193
Change in valuation allowance	(1,407)	(4,888)	(4,398)
Other	121	30	(434)

Total	$16,540	$10,446	$(1,122)

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below (in thousands).

	December 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$10,271	$14,744
Accrued expenses	3,289	3,412
Bad debts	2,745	2,125
Basis difference of property and equipment	1,250	1,908
Tax credits	764	1,403
Capitalized costs and other	1,610	701

Total deferred tax assets	19,929	24,293
Less valuation allowance	(4,948)	(5,652)

Net deferred tax assets	$14,981	$18,641

Deferred tax liabilities:
Basis difference of acquisitions	$32,158	$24,636
Accelerated depreciation	9,443	6,149
Capitalized interest and other	612	820
Prepaid expenses	—	956

Total deferred tax liabilities	$42,213	$32,561

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2003, USPI had net operating loss carryforwards for U.S. federal income tax purposes of $7.7 million, all of which were added through acquisitions and have restrictions as to utilization. The Company’s ability to offset future federal taxable income with these carryforwards would begin to be forfeited in 2022, if unused. At December 31, 2003, the Company’s foreign net operating loss carryforwards of €16.6 million ($20.9 million) entirely relate to its operations in Spain. The Company has established a valuation allowance for the tax benefit on €11.2 million ($14.1 million) of its net operating loss carryforwards based on limitations on utilization and projections of future taxable income.

      The Company reduced its valuation allowance by $1.4 million and $4.9 million in 2003 and 2002, respectively, the effect of which is reflected in net income tax expense, to recognize the benefit of a portion of its foreign net operating loss carryforwards based on current and future expected taxable income. During 2001, the Company reduced its valuation allowance by $4.4 million due to the historical and projected profitability in the United States.

(14)	Equity-Based Compensation

      On April 30, 1998, USPI adopted a stock option plan pursuant to which USPI’s Board of Directors granted, at various dates through February 12, 2001, non-qualified or incentive stock options to selected employees, officers, and directors of USPI. USPI adopted a 2001 Equity-Based Compensation Plan (the Plan) on February 13, 2001. At any given time, the number of shares of common stock issued under the Plan plus the number of shares of common stock issuable upon the exercise of all outstanding awards under the Plan may not exceed the lesser of 300,000,000 shares or 12.5% of the total number of shares of common stock then outstanding, assuming the exercise of all outstanding warrants and options under the Plan. The Plan provides for grants of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to USPI employees, including officers and employee-directors, and for grants of nonqualified stock options, restricted stock awards, stock appreciation rights, phantom stock awards and annual incentive awards to USPI employees, consultants and nonemployee directors. The Board of Directors or a designated committee shall have the sole authority to determine which individuals receive grants, the type of grant to be received, vesting period and all other option terms. Incentive stock options granted generally have an option price no less than 100% of the fair market value of the common stock on the date of grant with the term not to exceed ten years.

      The Company’s net income, as reported, includes approximately $1,930,000, $534,000, and $82,000 of expense, net of related tax effects, arising from stock-based employee compensation during 2003, 2002 and 2001, respectively. These amounts primarily consist of compensation expense under the Company’s Deferred Compensation Plan (DCP), grants of restricted stock to employees, and continued amortization of 333,333 options granted in December 2000 at a price below the current market value of the underlying stock. Under the DCP, eligible employees elect prior to the start of the year to defer the receipt of a specified portion of any bonus they earn that year until a specified future date, at which time the bonus will be paid in shares of common stock determined using a discounted market value per share. The Company records compensation expense related to the value of the shares expected to be issued under the DCP.

      During 2003 and 2002, the Company granted restricted stock awards (“RSAs”) totaling 178,000 and 62,500 shares, respectively, for which the weighted averages of the fair values on the grant dates were $23.24 and $18.96, respectively. The Company is amortizing the expense related to RSAs and the below market option grants into expense on a straight-line basis over the estimated service period and carried

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

deferred compensation balances of approximately $4,548,000 and $1,226,000 on its balance sheets at December 31, 2003 and 2002, respectively.

      At December 31, 2003, there were 1,534,843 shares available for grant under the Plan. The per share weighted-average fair values at date of grant for stock options granted during 2003, 2002, and 2001 were $5.97, $10.25, and $7.40, respectively, and were estimated based on a Black Scholes valuation model, using the following assumptions:

	Years Ended
	December 31,

	2003	2002	2001

Expected life in years	3.0	5.0	5.0
Weighted average interest rate	2.8%	4.0%	4.6%
Dividend yield	0.0%	0.0%	0.0%
Volatility	40.0%	40.0%	40.0%

      Stock option activity during 2003, 2002 and 2001 was as follows:

		Weighted
		Average
	Number	Exercise
	of Shares	Price

Balance at December 31, 2000	1,329,766	$10.47
Granted	1,676,474	15.73
Exercised	(114,205)	5.57
Forfeited	(33,071)	14.04
Expired	—	—

Balance at December 31, 2001	2,858,964	$13.62
Granted	888,233	24.84
Exercised	(372,121)	7.13
Forfeited	(131,486)	18.34
Expired	—	—

Balance at December 31, 2002	3,243,590	$17.24

Granted	389,000	19.72
Exercised	(215,657)	14.31
Forfeited	(99,247)	21.52
Expired	—	—

Balance at December 31, 2003	3,317,686	$17.60

Shares exercisable at December 31, 2001	942,369	$9.33
Shares exercisable at December 31, 2002	1,199,493	$12.36
Shares exercisable at December 31, 2003	1,618,877	$14.64

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

      Exercise prices for options outstanding as of December 31, 2003, ranged from $2.55 to $28.15. The following table provides certain information with respect to stock options outstanding at December 31, 2003:

			Weighted
		Weighted	Average
	Stock	Average	Remaining
	Options	Exercise	Contractual
Range of Exercise Prices	Outstanding	Price	Life (Years)

$2.55-$13.50	1,198,736	$10.89	5.77
$14.00-$20.65	1,175,989	18.13	6.68
$20.76-$28.15	942,961	25.48	7.61

	3,317,686	$17.60	6.61

      The following table provides certain information with respect to stock options exercisable at December 31, 2003:

	Stock Options	Weighted Average
Range of Exercise Prices	Exercisable	Exercise Price

$2.55-$13.50	982,832	$10.39
$14.00-$20.65	404,574	18.63
$20.76-$28.15	231,471	25.66

	1,618,877	$14.64

Employee Stock Purchase Plan

      USPI adopted an Employee Stock Purchase Plan on February 13, 2001. The plan provides for the grant of stock options to selected eligible employees. Any eligible employee may elect to participate in the plan by authorizing USPI’s options and compensation committee to make payroll deductions to pay the exercise price of an option at the time and in the manner prescribed by USPI’s options and compensation committee. This payroll deduction may be a specific amount or a designated percentage to be determined by the employee, but the specific amount may not be less than an amount established by the Company and the designated percentage may not exceed an amount of eligible compensation established by the Company from which the deduction is made. The Company has reserved 500,000 shares of common stock for this plan of which 73,897, 69,183, and 61,377 were issued during 2003, 2002, and 2001, respectively.

(15)	Earnings Per Share

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of convertible preferred stock, convertible debt, and outstanding options, warrants, and restricted stock except where such effect would be antidilutive. The following table

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

sets forth the computation of basis and diluted earnings per share for years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

	Years Ended December 31,

	2003		2002		2001

Net income attributable to common stockholders	$29,876		$19,600		$66
Weighted average common shares outstanding	27,133		24,925		18,380
Effect of dilutive securities:
Stock options	803		841		634
Warrants and restricted stock	308		290		277
Convertible subordinated debt	(B	)	(B	)	(A	)
Series C convertible preferred stock	(B	)	(B	)	(A	)

Shares used for diluted earnings per share	28,244		26,056		19,291

Basic earnings per share	$1.10		$0.79		$—
Diluted earnings per share	$1.06		$0.75		$—

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

      USPI has adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements. USPI’s business is the operation of surgery centers, private surgical hospitals and related businesses in the United States and Western Europe. USPI’s chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgery centers and private surgical hospitals for assessing performance and allocating resources both domestically and abroad. Accordingly, USPI’s reportable segments consist of (1) U.S. based facilities, including all of the Company’s equity method

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

investments, and (2) Western Europe based facilities, including facilities in Spain and the United Kingdom.

		Western Europe

				Western
			United	Europe
2003 (in thousands)	U.S.	Spain	Kingdom	Total	Total

Net patient service revenue	$212,176	$117,959	$60,776	$178,735	$390,911
Other revenue	52,686	2,672	—	2,672	55,358

Total revenues	$264,862	$120,631	$60,776	$181,407	$446,269

Depreciation and amortization	$17,697	$9,487	$5,003	$14,490	$32,187
Operating income	76,786	10,679	9,939	20,618	97,404
Net interest expense	(20,883)	(3,565)	(2,965)	(6,530)	(27,413)
Income tax expense	(14,749)	—	(1,791)	(1,791)	(16,540)
Total assets	468,326	238,918	163,265	402,183	870,509
Capital expenditures	11,226	19,517	11,634	31,151	42,377

		Western Europe

				Western
			United	Europe
2002 (in thousands)	U.S.	Spain	Kingdom	Total	Total

Net patient service revenue	$164,770	$86,490	$47,434	$133,924	$298,694
Other revenue	41,065	2,627	—	2,627	43,692

Total revenues	$205,835	$89,117	$47,434	$136,551	$342,386

Depreciation and amortization	$15,427	$7,407	$3,696	$11,103	$26,530
Operating income	55,221	7,078	8,730	15,808	71,029
Net interest expense	(20,060)	(2,397)	(2,472)	(4,869)	(24,929)
Income tax benefit (expense)	(9,961)	878	(1,363)	(485)	(10,446)
Total assets	438,824	168,604	121,330	289,934	728,758
Capital expenditures	11,663	7,468	13,330	20,798	32,461

		Western Europe

				Western
			United	Europe
2001 (in thousands)	U.S.	Spain	Kingdom	Total	Total

Net patient service revenue	$101,694	$69,583	$38,984	$108,567	$210,261
Other revenue	32,245	1,862	—	1,862	34,107

Total revenues	$133,939	$71,445	$38,984	$110,429	$244,368

Depreciation and amortization	$14,598	$7,976	$3,542	$11,518	$26,116
Operating income	25,634	2,021	6,119	8,140	33,774
Net interest expense	(10,993)	(3,244)	(3,031)	(6,275)	(17,268)
Income tax benefit (expense)	1,962	186	(1,026)	(840)	1,122
Total assets	356,226	116,500	84,131	200,631	556,857
Capital expenditures	20,598	5,283	6,949	12,232	32,830

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

(17)	Commitments and Contingencies

(a)	Financial Guarantees

      As of December 31, 2003, the Company had issued guarantees of the indebtedness of its investees to third parties which could potentially require the Company to make maximum aggregate payments totaling approximately $37.8 million. Of the total, $25.2 million relates to the debt of consolidated subsidiaries, whose debt is included in the Company’s consolidated balance sheet, and the remaining $12.6 million relates to the debt of unconsolidated affiliated companies, whose debt is not included in the Company’s consolidated balance sheet. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), the Company has recorded long-term liabilities totaling approximately $0.1 million related to the guarantees the Company has issued to unconsolidated affiliates after December 31, 2002, and has not recorded any liabilities related to guarantees issued prior to January 1, 2003. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties.

(b)	Litigation and Professional Liability Claims

      In its normal course of business, USPI is subject to claims and lawsuits relating to patient treatment. USPI believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements.

(c)	Self Insurance

      The Company is self-insured for healthcare for its U.S. employees up to predetermined amounts above which third party insurance applies. The Company believes that the accruals established at December 31, 2003, which were estimated based on actual employee health claim patterns, adequately provide for its exposure under this arrangement. Additionally, in the U.S. the Company maintains professional liability insurance that provides coverage on a claims made basis of $1.0 million per incident and $5.0 million in annual aggregate amount per location with retroactive provisions upon policy renewal. Certain of the Company’s insurance policies have deductibles and contingent premium arrangements. The Company believes that the accruals established at December 31, 2003, which were estimated based on historical claims, adequately provide for its exposure under these arrangements.

(d)	Employee Benefit Plans

      The Company’s eligible U.S. employees may choose to participate in the United Surgical Partners International, Inc. 401(k) Plan under which the Company may elect to make contributions that match from zero to 100% of participants’ contributions. Charges to expense under this plan in 2003 and 2002 were $0.8 million and $0.5 million, respectively.

      One of the Company’s U.K. subsidiaries, which the Company acquired in 2000, has obligations remaining under a defined benefit pension plan that originated in 1991 and was closed to new participants at the end of the 1998. At December 31, 2003, the plan had approximately 105 participants, plan assets of £3.8 million ($6.7 million), and an accumulated pension benefit obligation of £5.0 million ($8.9 million). At December 31, 2002, the plan had approximately 105 participants, plan assets of £3.0 million

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

($4.9 million), and an accumulated pension benefit obligation of £4.8 million ($7.6 million). Pension expense was approximately £0.5 million ($0.8 million) and £0.3 million ($0.4 million) for the years ended December 31, 2003 and 2002, respectively. During 2002 the Company recorded an after-tax charge of £1.0 million ($1.5 million), included in other comprehensive income, as a result of the actuarially estimated benefit obligation exceeding plan assets, primarily as a result of declines in investment values and other changes in market conditions affecting the projected liabilities of the plan. During 2003, the actuarially estimated benefit obligation was again compared to plan assets, this time resulting in an after tax credit to other comprehensive income of approximately £0.3 million ($0.5 million).

(e)	Employment Agreements

      The Company entered into employment agreements dated November 15, 2002 with Donald E. Steen and William H. Wilcox. The agreement with Mr. Steen, who serves as the Company’s Chairman and, through March 31, 2004, as its Chief Executive Officer, provides, through March 31, 2004, for annual base compensation of $525,000, subject to increases approved by the board of directors, with eligibility for a performance bonus of up to 100% of his annual salary, and continued employment through November 14, 2011. Effective April 1, 2004, the agreement, as amended February 18, 2004, provides for Mr. Steen to serve only as Chairman, the duties of which are estimated to require approximately 50% of his business time, for annual base compensation of $262,500. The agreement continues to provide for a performance bonus of up to 100% of Mr. Steen’s annual salary and his continued employment through November 14, 2011.

      The agreement with Mr. Wilcox, the Company’s President and, effective April 1, 2004, also its Chief Executive Officer, provides for annual base compensation of $415,000, subject to increases approved by the board of directors, and Mr. Wilcox is eligible for a performance bonus of up to 100% of his annual salary. The agreement has an initial term of two years and renews automatically for two-year terms unless terminated by either party.

      In addition, on August 1, 2003 the Company entered into employment agreements with four other senior managers which provide for the employment of each individual through July 31, 2005. The total annual base compensation under the August 1 agreements is $1 million, subject to increases approved by the board of directors, and performance bonuses of up to a total of $750,000 per year.

(18)	Subsequent Events

      The Company has entered into letters of intent with various entities regarding possible joint venture, development or other transactions. These possible joint ventures, developments or other transactions are in various stages of negotiation.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

      The $150 million 10% Senior Subordinated Notes due 2011, were issued in a private offering on December 19, 2001 and subsequently registered as publicly traded securities through a Form S-4 effective January 15, 2002, by USPI’s wholly owned finance subsidiary, United Surgical Partners Holdings, Inc. (USPH), which was formed in 2001. The notes are guaranteed by USPI, which does not have independent assets or operations, and USPI’s wholly owned subsidiaries domiciled in the United States. USPI’s investees in Spain and the United Kingdom are not guarantors of the obligation. USPI’s investees in the United States in which USPI owns less than 100% are not guarantors of the obligation. The financial positions and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship as of the end of the year.

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of December 31, 2003	Guarantors	Investees	Adjustments	Total

Assets:
Current assets:
Cash and cash equivalents	$15,147	$13,372	$—	$28,519
Accounts receivable, net	127	56,464	—	56,591
Other receivables	37,980	21,183	(38,995)	20,168
Inventories	279	8,745	—	9,024
Other	11,781	7,514	—	19,295

Total current assets	65,314	107,278	(38,995)	133,597
Property and equipment, net	36,044	312,587	(568)	348,063
Investments in affiliates	175,504	14,344	(157,744)	32,104
Intangible assets, net	184,314	158,378	(16,047)	326,645
Other	120,142	11,521	(101,563)	30,100

Total assets	$581,318	$604,108	$(314,917)	$870,509

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,396	$35,994	$(937)	$36,453
Accrued expenses	27,138	24,500	(1,245)	50,393
Current portion of long-term debt	1,763	16,146	(1,115)	16,794

Total current liabilities	30,297	76,640	(3,297)	103,640
Long-term debt	156,963	264,020	(133,033)	287,950
Other liabilities	18,998	23,308	—	42,306
Minority interests	—	11,403	34,555	45,958
Stockholders’ equity	375,060	228,737	(213,142)	390,655

Total liabilities and stockholders’ equity	$581,318	$604,108	$(314,917)	$870,509

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

		Non-Participating	Consolidation	Consolidated
As of December 31, 2002	Guarantors	Investees	Adjustments	Total

Assets:
Current assets:
Cash and cash equivalents	$24,712	$22,859	$—	$47,571
Accounts receivable, net	90	39,086	—	39,176
Other receivables	48,456	9,281	(21,529)	36,208
Inventories	280	7,476	—	7,756
Other	10,235	2,423	—	12,658

Total current assets	83,773	81,125	(21,529)	143,369
Property and equipment, net	39,236	231,743	(592)	270,387
Investments in affiliates	172,050	375	(153,729)	18,696
Intangible assets, net	166,036	122,685	(1,137)	287,584
Other	98,647	5,204	(95,129)	8,722

Total assets	$559,742	$441,132	$(272,116)	$728,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,357	$24,619	$13	$25,989
Accrued expenses	30,016	22,769	51	52,836
Current portion of long-term debt	2,453	11,937	(1,258)	13,132

Total current liabilities	33,826	59,325	(1,194)	91,957
Long-term debt	158,199	216,621	(111,249)	263,571
Other liabilities	7,936	16,173	—	24,109
Minority interests	—	7,387	19,473	26,860
Stockholders’ equity	359,781	141,626	(179,146)	322,261

Total liabilities and stockholders’ equity	$559,742	$441,132	$(272,116)	$728,758

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

Condensed Consolidating Statements of Income:

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2003	Guarantors	Investees	Adjustments	Total

Revenues	$84,152	$377,627	$(15,510)	$446,269
Operating expenses, excluding depreciation and amortization	54,107	278,390	(15,819)	316,678
Depreciation and amortization	10,369	21,842	(24)	32,187

Operating income	19,676	77,395	333	97,404
Interest expense, net	(11,696)	(15,717)	—	(27,413)
Other expense	316	729	(309)	736

Income before minority interests	8,296	62,407	24	70,727
Minority interests in income of consolidated subsidiaries	—	(10,952)	(13,359)	(24,311)

Income (loss) before income taxes	8,296	51,455	(13,335)	46,416
Income tax (expense) benefit	(14,440)	(2,087)	(13)	(16,540)

Net income (loss)	$(6,144)	$49,368	$(13,348)	$29,876

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2002	Guarantors	Investees	Adjustments	Total

Revenues	$69,932	$283,558	$(11,104)	$342,386
Operating expenses, excluding depreciation and amortization	45,352	210,847	(11,372)	244,827
Depreciation and amortization	9,726	16,828	(24)	26,530

Operating income	14,854	55,883	292	71,029
Interest expense, net	(12,039)	(12,890)	—	(24,929)
Other expense	292	(1,208)	(292)	(1,208)

Income before minority interests	3,107	41,785	—	44,892
Minority interests in income of consolidated subsidiaries	—	(7,148)	(7,698)	(14,846)

Income (loss) before income taxes	3,107	34,637	(7,698)	30,046
Income tax (expense) benefit	(9,441)	(1,005)	—	(10,446)

Net income (loss)	$(6,334)	$33,632	$(7,698)	$19,600

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2001	Guarantors	Investees	Adjustments	Total

Revenues	$55,537	$194,611	$(5,780)	$244,368
Operating expenses, excluding depreciation and amortization	39,478	150,814	(5,814)	184,478
Depreciation and amortization	9,782	16,592	(258)	26,116

Operating income	6,277	27,205	292	33,774
Interest income (expense), net	(6,353)	(10,928)	13	(17,268)
Other expense	(4,899)	(2,181)	(240)	(7,320)

Income (loss) before minority interests	(4,975)	14,096	65	9,186
Minority interests in income of consolidated subsidiaries	—	(4,058)	(3,500)	(7,558)

Income (loss) before income taxes	(4,975)	10,038	(3,435)	1,628
Income tax (expense) benefit	2,056	(934)	—	1,122

Net income (loss)	$(2,919)	$9,104	$(3,435)	$2,750

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2003	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$(6,144)	$49,368	$(13,348)	$29,876
Changes in operating and intercompany assets and liabilities and noncash items included in net loss	50,733	(29,770)	35,993	56,956

Net cash provided by operating activities	44,589	19,598	22,645	86,832
Cash flows from investing activities:
Purchases of property and equipment, net	(4,586)	(37,205)	—	(41,791)
Purchases of new businesses	(30,038)	(21,884)	—	(51,922)
Other items	(13,937)	(3,088)	—	(17,025)

Net cash used in investing activities	(48,561)	(62,177)	—	(110,738)
Cash flows from financing activities:
Long-term borrowings, net	(2,330)	32,748	(22,645)	7,773
Proceeds from issuance of common stock	4,307	—	—	4,307
Other items	(7,570)	—	—	(7,570)

Net cash provided by (used in) financing activities	(5,593)	32,748	(22,645)	4,510
Effect of exchange rate changes on cash	—	344	—	344
Net decrease in cash	(9,565)	(9,487)	—	(19,052)
Cash at the beginning of the year	24,712	22,859	—	47,571

Cash at the end of the year	$15,147	$13,372	$—	$28,519

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2002	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$(6,333)	$33,632	$(7,699)	$19,600
Changes in operating and intercompany assets and liabilities and noncash items included in net loss	23,378	(96,840)	113,067	39,605

Net cash provided by (used in) operating activities	17,045	(63,208)	105,368	59,205
Cash flows from investing activities:
Purchases of property and equipment, net	(4,661)	(25,418)	—	(30,079)
Purchases of new businesses	(54,809)	(7,580)	—	(62,389)
Other items	(517)	1,486	—	969

Net cash used in investing activities	(59,987)	(31,512)	—	(91,499)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2002	Guarantors	Investees	Adjustments	Total

Cash flows from financing activities:
Long-term borrowings, net	(3,097)	(1,849)	—	(4,946)
Proceeds from issuance of common stock	53,665	32,716	(32,716)	53,665
Other items	(3,309)	72,110	(72,110)	(3,309)

Net cash provided by (used in) financing activities	47,259	102,977	(104,826)	45,410
Effect of exchange rate changes on cash	—	1,116	(542)	574
Net increase in cash	4,317	9,373	—	13,690
Cash at the beginning of the year	20,396	13,485	—	33,881

Cash at the end of the year	$24,713	$22,858	$—	$47,571

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2001	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$(2,919)	$9,121	$(3,452)	$2,750
Changes in operating and intercompany assets and liabilities and noncash items included in net loss	2,636	31,906	3,565	38,107

Net cash provided by (used in) operating activities	(283)	41,027	113	40,857
Cash flows from investing activities:
Purchases of property and equipment, net	(7,130)	(18,647)	—	(25,777)
Purchases of new businesses	(57,099)	(415)	126	(57,388)
Other items	(27,953)	(852)	29,409	604

Net cash provided by (used in) investing activities	(92,182)	(19,914)	29,535	(82,561)
Cash flows from financing activities:
Long-term borrowings, net	34,842	(10,516)	(29,409)	(5,083)
Proceeds from issuance of common stock	132,818	239	(239)	132,818
Other items	(55,564)	—	—	(55,564)

Net cash provided by (used in) financing activities	112,096	(10,277)	(29,648)	72,171
Effect of exchange rate changes on cash	—	(37)	—	(37)
Net increase in cash	19,631	10,799	—	30,430
Cash at inception	765	2,686	—	3,451

Cash at the end of the year	$20,396	$13,485	$—	$33,881

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002 —  (Continued)

(20)	New Accounting Pronouncements

      As discussed in Note 17, the Company adopted the disclosure provisions of FIN 45 effective December 31, 2002 and the fair value liability recognition provisions of FIN 45 for guarantees issued after that date.

      During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). As the FASB subsequently issued three Staff Positions regarding this statement, including one dated November 7, 2003 that indefinitely defers a major portion of SFAS No. 150 pending reconsideration of certain concepts by the FASB, the Company’s financial statements have not been impacted by SFAS No. 150.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB issued a new version of FIN 46. FIN 46, in both its original and revised versions, provides a framework for identifying variable interest entities (“VIEs”) and determining when a company should consolidate a VIE for financial reporting purposes. FIN 46 was initially effective for VIEs created after January 31, 2003, with the provisions of the revised FIN 46 effective for periods ending after December 15, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

(21)	Selected Quarterly Financial Data (Unaudited)

	2002 Quarters				2003 Quarters

	First	Second	Third	Fourth	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Net revenues	$75,078	$85,841	$85,831	$95,636	$102,059	$111,544	$108,820	$123,846
Net income	4,703	6,114	3,040	5,743	7,122	8,173	5,576	9,005
Basic earnings per share	$0.20	$0.25	$0.12	$0.21	$0.26	$0.30	$0.21	$0.33
Diluted earnings per share	$0.19	$0.24	$0.12	$0.21	$0.26	$0.29	$0.20	$0.31

      Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including case volumes, interest rates, acquisitions, changes in contracts, the timing of price changes, and financing activities. For example, the fourth quarter of 2002 includes impairment of investment securities of $1.1 million, and the third quarter of each year is essentially a breakeven quarter for the Company’s Western European operations due to significantly reduced volumes in the Company’s Spanish facilities, where the month of August is traditionally greatly impacted by physician vacations. In addition, USPI’s capital structure was significantly altered by the Company’s issuance of equity securities during 2002, and USPI has completed acquisitions and opened new facilities throughout 2002 and 2003, all of which significantly affect the comparability of net income and earnings per share from quarter to quarter.

(2)	Financial Statement Schedules

      The following financial statement schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts	S-1

SCHEDULE II:     VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2001, 2002 and 2003
(In thousands)

Allowance for Doubtful Accounts

		Additions Charged to:
	Balance at					Balance at
	Beginning of	Costs and	Other		Other	End
	Period	Expenses	Accounts	Deductions(1)	Items(2)	of Period

2001	$3,666	$3,517	—	$(3,445)	$988	$4,726
2002	4,726	6,330	—	(7,404)	3,502	7,154
2003	7,154	7,772	—	(7,222)	1,134	8,838

(1)	Accounts written off.

(2)	Primarily beginning balances for purchased businesses.

      All other schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

S-1

(3) Exhibits:

Exhibit
Number			Description

2	.1†	—	Agreement and Plan of Merger, dated as of December 6, 2000, among the Company, OPC Acquisition Corporation and OrthoLink Physicians Corporation (previously filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
2	.2†	—	Agreement for the Sale and Purchase of Shares and Loan Notes in Aspen Healthcare Holdings Limited, dated April 6, 2000, between Electra Private Equity Partners 1995 and others and Global Healthcare Partners Limited (previously filed as Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
2	.3†	—	Agreement and Plan of Reorganization, dated as of March 26, 2002, by and among the Company, USP Acquisition Corporation, Surgicoe Corporation and each of the shareholders of Surgicoe named in the agreement (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 16, 2002 and incorporated herein by reference)
3	.1†	—	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
3	.2†	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-99309) and incorporated herein by reference)
4	.1†	—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4	.2†	—	Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4	.3†	—	Global Security, dated as of December 19, 2001, governing United Surgical Partners Holdings, Inc.’s outstanding 10% Senior Subordinated Notes due 2011 (previously filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4	.4†	—	Third Amended and Restated Stockholders’ Agreement, dated March 27, 2000, by and among the Company and the security holders named therein (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4	.5.1†	—	Amended and Restated Registration Rights Agreement, dated April 30, 1998, by and among the Company and the security holders named therein (the “Registration Rights Agreement”) (previously filed as Exhibit 4.3.1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4	.5.2†	—	Amendment No. 1 to the Registration Rights Agreement, dated as of June 26, 1998, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.2 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4	.5.3†	—	Amendment No. 2 to the Registration Rights Agreement, dated as of July 31, 1998, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.3 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

Exhibit
Number			Description

4	.5.4†	—	Amendment No. 3 to the Registration Rights Agreement, dated as of October 26, 1998, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.4 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4	.5.5†	—	Amendment No. 4 to the Registration Rights Agreement, dated as of December 22, 1998, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.5 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4	.5.6†	—	Amendment No. 5 to the Registration Rights Agreement, dated as of June 1, 1999, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.6 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4	.5.7†	—	Amendment No. 6 to the Registration Rights Agreement, dated as of March 27, 2000, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.7 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4	.5.8†	—	Amendment No. 7 to the Registration Rights Agreement, dated as of February 12, 2001, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4	.6†	—	Rights Agreement between the Company and First Union National Bank as Rights Agent dated June 13, 2001 (previously filed as Exhibit 4.1 to the Company’s Form 8-A filed with the Commission on June 13, 2001 and incorporated herein by reference)
10	.1†	—	Credit Agreement, dated April 6, 2000, by and among Global Healthcare Partners Limited and the Governor and Company of the Bank of Scotland (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.2†	—	Second Amended and Restated Credit Agreement, dated as of November 7, 2002, among USP Domestic Holdings, Inc., USPE Holdings Limited, various financial institutions from time to time parties thereto as the lenders and Sun Trust Bank, as Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)
10	.2.1*	—	First Amendment to Second Amended and Restated Credit Agreement, dated as of June 3, 2003
10	.2.2*	—	Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 1, 2003
10	.3†	—	Contribution and Purchase Agreement, dated as of May 11, 1999, by and among USP North Texas, Inc., Baylor Health Services, Texas Health Ventures Group LLC and THVG/Health First L.L.C. (previously filed as Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.4†	—	Common Stock Purchase Warrant, dated June 1, 1999 (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.5†	—	Stock Purchase Warrant, dated March 27, 2000 (previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.6†	—	Employment Agreement, dated as of November 15, 2002, by and between the Company and Donald E. Steen

Exhibit
Number			Description

10	.6.1*	—	Amendment of Employment Agreement, dated as of February 18, 2004
10	.7†	—	Employment Agreement, dated as of November 15, 2002, by and between the Company and William H. Wilcox
10	.8†	—	Stock Option and Restricted Stock Purchase Plan (previously filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.9†	—	2001 Equity-Based Compensation Plan (previously filed as Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.10†	—	Employee Stock Purchase Plan (previously filed as Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)
10	.11†	—	Deferred Compensation Plan, effective as of February 12, 2002 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference)
10	.12†	—	Supplemental Retirement Plan, effective as of February 12, 2002 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference)
10	.13†	—	Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.14*	—	Employment Agreement, dated as of August 1, 2003, by and between the Company and Jonathan R. Bond
10	.15*	—	Employment Agreement, dated as of August 1, 2003, by and between the Company and Brett P. Brodnax
10	.16*	—	Employment Agreement, dated as of August 1, 2003, by and between the Company and Mark C. Garvin
10	.17*	—	Employment Agreement, dated as of August 1, 2003, by and between the Company and Mark A. Kopser
10	.18†	—	First Amendment to the Company’s Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)
21	.1*	—	List of the Company’s subsidiaries
23	.1*	—	Consent of KPMG LLP for United Surgical Partners International, Inc.
24	.1*	—	Power of Attorney — Donald E. Steen
24	.2*	—	Power of Attorney — William H. Wilcox
24	.3*	—	Power of Attorney — Mark A. Kopser
24	.4*	—	Power of Attorney — John J. Wellik
24	.5*	—	Power of Attorney — James C. Crews
24	.6*	—	Power of Attorney — D. Scott Mackesy
24	.7*	—	Power of Attorney — Thomas L. Mills
24	.8*	—	Power of Attorney — Boone Powell, Jr.
24	.9*	—	Power of Attorney — Paul B. Queally
24	.10*	—	Power of Attorney — David P. Zarin, M.D.
24	.11*	—	Power of Attorney — John C. Garrett, M.D.
24	.12*	—	Power of Attorney — Jerry P. Widman
24	.13*	—	Power of Attorney — Joel T. Allison

Exhibit
Number			Description

31	.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350
31	.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350
32	.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350
32	.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350

*	Filed herewith.

†	Previously filed.

      (b) Reports on Form 8-K

      The Company furnished a report on Form 8-K dated November 3, 2003, pursuant to Item 12 of Form 8-K, a news release describing the Company’s results of operations for the quarter and nine months ended September 30, 2003.

      The Company furnished a report on Form 8-K dated November 7, 2003, pursuant to Item 9 of Form 8-K, a news release announcing the Company’s initiation of a joint venture with CHRISTUS Santa Rosa Health Care.

      The Company filed a report on Form 8-K dated November 10, 2003 and filed on November 13, 2003 as amended and restated by Amendment No. 1 to Form 8-K dated November 10, 2003 and filed on November 14, 2003 to file, pursuant to Item 5 of Form 8-K, a press release regarding the Company’s dismissal from a lawsuit in which the Company was named as a defendant.

      The Company filed a report on Form 8-K dated November 13, 2003 to furnish, pursuant to Item 9 of Form 8-K, a copy of materials dated November 2003 and prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

By:	/s/ DONALD E. STEEN

Donald E. Steen
Chief Executive Officer and
Chairman of the Board

Date: March 11, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD E. STEEN Donald E. Steen	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2004

/s/ WILLIAM H. WILCOX William H. Wilcox	President and Director	March 11, 2004

/s/ MARK A. KOPSER Mark A. Kopser	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2004

/s/ JOHN J. WELLIK John J. Wellik	Senior Vice President, Chief Accounting Officer and Secretary (Principal Accounting Officer)	March 11, 2004

* James C. Crews	Director	March 11, 2004

* D. Scott Mackesy	Director	March 11, 2004

* Thomas L. Mills	Director	March 11, 2004

* Boone Powell, Jr.	Director	March 11, 2004

* Paul B. Queally	Director	March 11, 2004

Signature	Title	Date

* David P. Zarin, M.D.	Director	March 11, 2004

* John C. Garrett, M.D.	Director	March 11, 2004

* Jerry P. Widman	Director	March 11, 2004

* Joel T. Allison	Director	March 11, 2004

      John J. Wellik, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

By:	/s/ JOHN J. WELLIK

Attorney-in-fact

March 11, 2004

INDEX TO EXHIBITS

Exhibit
Number			Description

2	.1†	—	Agreement and Plan of Merger, dated as of December 6, 2000, among the Company, OPC Acquisition Corporation and OrthoLink Physicians Corporation (previously filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
2	.2†	—	Agreement for the Sale and Purchase of Shares and Loan Notes in Aspen Healthcare Holdings Limited, dated April 6, 2000, between Electra Private Equity Partners 1995 and others and Global Healthcare Partners Limited (previously filed as Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
2	.3†	—	Agreement and Plan of Reorganization, dated as of March 26, 2002, by and among the Company, USP Acquisition Corporation, Surgicoe Corporation and each of the shareholders of Surgicoe named in the agreement (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 16, 2002 and incorporated herein by reference)
3	.1†	—	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
3	.2†	—	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-99309) and incorporated herein by reference)
4	.1†	—	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4	.2†	—	Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4	.3†	—	Global Security, dated as of December 19, 2001, governing United Surgical Partners Holdings, Inc.’s outstanding 10% Senior Subordinated Notes due 2011 (previously filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4	.4†	—	Third Amended and Restated Stockholders’ Agreement, dated March 27, 2000, by and among the Company and the security holders named therein (previously filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4	.5.1†	—	Amended and Restated Registration Rights Agreement, dated April 30, 1998, by and among the Company and the security holders named therein (the “Registration Rights Agreement”) (previously filed as Exhibit 4.3.1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4	.5.2†	—	Amendment No. 1 to the Registration Rights Agreement, dated as of June 26, 1998, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.2 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4	.5.3†	—	Amendment No. 2 to the Registration Rights Agreement, dated as of July 31, 1998, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.3 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4	.5.4†	—	Amendment No. 3 to the Registration Rights Agreement, dated as of October 26, 1998, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.4 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4	.5.5†	—	Amendment No. 4 to the Registration Rights Agreement, dated as of December 22, 1998, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.5 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

Exhibit
Number			Description

4	.5.6†	—	Amendment No. 5 to the Registration Rights Agreement, dated as of June 1, 1999, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.6 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4	.5.7†	—	Amendment No. 6 to the Registration Rights Agreement, dated as of March 27, 2000, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.7 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4	.5.8†	—	Amendment No. 7 to the Registration Rights Agreement, dated as of February 12, 2001, by and among the Company and the security holders named therein (previously filed as Exhibit 4.3.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4	.6†	—	Rights Agreement between the Company and First Union National Bank as Rights Agent dated June 13, 2001 (previously filed as Exhibit 4.1 to the Company’s Form 8-A filed with the Commission on June 13, 2001 and incorporated herein by reference)
10	.1†	—	Credit Agreement, dated April 6, 2000, by and among Global Healthcare Partners Limited and the Governor and Company of the Bank of Scotland (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.2†	—	Second Amended and Restated Credit Agreement, dated as of November 7, 2002, among USP Domestic Holdings, Inc., USPE Holdings Limited, various financial institutions from time to time parties thereto as the lenders and Sun Trust Bank, as Administrative Agent (previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)
10	.2.1*	—	First Amendment to Second Amended and Restated Credit Agreement, dated as of June 3, 2003
10	.2.2*	—	Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 1, 2003
10	.3†	—	Contribution and Purchase Agreement, dated as of May 11, 1999, by and among USP North Texas, Inc., Baylor Health Services, Texas Health Ventures Group LLC and THVG/Health First L.L.C. (previously filed as Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.4†	—	Common Stock Purchase Warrant, dated June 1, 1999 (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.5†	—	Stock Purchase Warrant, dated March 27, 2000 (previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.6†	—	Employment Agreement, dated as of November 15, 2002, by and between the Company and Donald E. Steen
10	.6.1*	—	Amendment of Employment Agreement, dated as of February 18, 2004
10	.7†	—	Employment Agreement, dated as of November 15, 2002, by and between the Company and William H. Wilcox
10	.8†	—	Stock Option and Restricted Stock Purchase Plan (previously filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.9†	—	2001 Equity-Based Compensation Plan (previously filed as Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.10†	—	Employee Stock Purchase Plan (previously filed as Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)
10	.11†	—	Deferred Compensation Plan, effective as of February 12, 2002 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference)

Exhibit
Number			Description

10	.12†	—	Supplemental Retirement Plan, effective as of February 12, 2002 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference)
10	.13†	—	Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.14*	—	Employment Agreement, dated as of August 1, 2003, by and between the Company and Jonathan R. Bond
10	.15*	—	Employment Agreement, dated as of August 1, 2003, by and between the Company and Brett P. Brodnax
10	.16*	—	Employment Agreement, dated as of August 1, 2003, by and between the Company and Mark C. Garvin
10	.17*	—	Employment Agreement, dated as of August 1, 2003, by and between the Company and Mark A. Kopser
10	.18†	—	First Amendment to the Company’s Deferred Compensation Plan (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)
21	.1*	—	List of the Company’s subsidiaries
23	.1*	—	Consent of KPMG LLP for United Surgical Partners International, Inc.
24	.1*	—	Power of Attorney — Donald E. Steen
24	.2*	—	Power of Attorney — William H. Wilcox
24	.3*	—	Power of Attorney — Mark A. Kopser
24	.4*	—	Power of Attorney — John J. Wellik
24	.5*	—	Power of Attorney — James C. Crews
24	.6*	—	Power of Attorney — D. Scott Mackesy
24	.7*	—	Power of Attorney — Thomas L. Mills
24	.8*	—	Power of Attorney — Boone Powell, Jr.
24	.9*	—	Power of Attorney — Paul B. Queally
24	.10*	—	Power of Attorney — David P. Zarin, M.D.
24	.11*	—	Power of Attorney — John C. Garrett, M.D.
24	.12*	—	Power of Attorney — Jerry P. Widman
24	.13*	—	Power of Attorney — Joel T. Allison
31	.1*	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350
31	.2*	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350
32	.1*	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350
32	.2*	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350

*	Filed herewith.

†	Previously filed.