Form 10-Q
period 2004-03-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2004-05-03
CIK 1101723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004 or

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

     At April 28, 2004 there were 28,113,256 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited—in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
Assets
Cash and cash equivalents	$51,656	$28,519
Patient receivables, net of allowance for doubtful accounts of $9,579 and $8,838, respectively	62,235	56,591
Other receivables	18,029	20,168
Inventories of supplies	8,952	9,024
Deferred tax asset, net	7,925	6,747
Prepaids and other current assets	14,381	12,548

Total current assets	163,178	133,597
Property and equipment, net	350,910	348,063
Investments in affiliates	36,786	32,104
Intangible assets, net	334,440	326,645
Other assets	16,975	30,100

Total assets	$902,289	$870,509

Liabilities and Stockholders’ Equity
Accounts payable	$34,778	$36,453
Accrued salaries and benefits	21,889	19,609
Due to affiliates	7,435	5,490
Accrued interest	5,664	1,739
Current portion of long-term debt	19,701	16,794
Other accrued expenses	30,812	23,555

Total current liabilities	120,279	103,640
Long-term debt, less current portion	286,530	287,950
Other long-term liabilities	6,814	8,327
Deferred tax liability, net	35,095	33,979

Total liabilities	448,718	433,896
Minority interests	50,684	45,958
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 28,132 and 27,705 shares issued at March 31, 2004 and December 31, 2003, respectively	281	277
Additional paid-in capital	334,950	330,519
Treasury stock, at cost, 53 and 52 shares at March 31, 2004 and December 31, 2003, respectively	(992)	(986)
Deferred compensation	(6,027)	(4,548)
Receivables from sales of stock	—	(1)
Accumulated other comprehensive income, net of tax	32,129	32,852
Retained earnings	42,546	32,542

Total stockholders’ equity	402,887	390,655

Total liabilities and stockholders’ equity	$902,289	$870,509

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited—in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Net patient service revenue	$117,932	$90,471
Management and administrative services revenue	9,505	8,037
Equity in earnings of unconsolidated affiliates	5,310	2,541
Other income	976	1,010

Total revenues	133,723	102,059
Salaries, benefits, and other employee costs	34,112	25,496
Medical services and supplies	26,059	19,903
Other operating expenses	22,975	18,016
General and administrative expenses	7,994	6,714
Provision for doubtful accounts	2,295	1,548
Depreciation and amortization	8,879	7,437

Total operating expenses	102,314	79,114

Operating income	31,409	22,945
Interest income	170	316
Interest expense	(7,524)	(6,874)
Other	7	7

Total other expense, net	(7,347)	(6,551)
Income before minority interests	24,062	16,394
Minority interests in income of consolidated subsidiaries	(8,151)	(5,011)

Income before income taxes	15,911	11,383
Income tax expense	(5,909)	(4,261)

Net income	$10,002	$7,122

Net income per share attributable to common stockholders
Basic	$0.36	$0.26
Diluted	$0.34	$0.26
Weighted average number of common shares
Basic	27,720	27,047
Diluted	29,178	27,757

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(Unaudited—in thousands)

	Three Months Ended
	March 31,
	2004	2003
Net income	$10,002	$7,122
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(757)	2,564
Net unrealized gains (losses) on securities	34	(123)

Other comprehensive income (loss)	(723)	2,441

Comprehensive income	$9,279	$9,563

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited—in thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$10,002	$7,122
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,295	1,548
Depreciation and amortization	8,879	7,437
Amortization of debt issue costs and discount	541	457
Deferred income tax expense (benefit)	(101)	887
Equity in earnings of unconsolidated affiliates	(5,310)	(2,541)
Minority interests in income of consolidated subsidiaries	8,151	5,011
Equity-based compensation	730	122
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(7,784)	(6,835)
Other receivables	1,794	1,338
Inventories of supplies, prepaids and other current assets	(633)	(1,815)
Accounts payable and other current liabilities	12,780	6,190
Long-term liabilities	685	(406)

Net cash provided by operating activities	32,029	18,515

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(1,347)	(9,307)
Purchases of property and equipment	(8,917)	(9,476)
Decrease in deposits and notes receivable	1,776	—
Cash placed in escrow	—	(3,145)

Net cash used in investing activities	(8,488)	(21,928)

Cash flows from financing activities:
Proceeds from long-term debt	3,004	10,228
Payments on long-term debt	(3,664)	(8,388)
Proceeds from issuances of common stock	1,895	159
Distributions on investments in affiliates	(1,597)	(1,468)

Net cash provided by (used in) financing activities	(362)	531

Effect of exchange rate changes on cash	(42)	(299)

Net increase (decrease) in cash and cash equivalents	23,137	(3,181)
Cash and cash equivalents at beginning of period	28,519	47,571

Cash and cash equivalents at end of period	$51,656	$44,390

Supplemental information:
Interest paid	$3,139	$2,645
Income taxes paid	262	1,236
Non-cash transactions:
Assets acquired under capital lease obligations	$177	$1,456
Issuance of common stock for service contracts	—	63
Issuance of common stock to employees	1,846	—

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Europe. At March 31, 2004, USPI, headquartered in Addison, Texas, operated 74 short-stay surgical facilities. Of these 74 facilities, USPI consolidates the results of 41, accounts for 32 under the equity method, and holds no ownership in the remaining facility, which is operated by USPI under a management contract. USPI operates in three countries, with 62 of its 74 facilities located in the United States of America. Most of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At March 31, 2004, the Company had agreements with 16 not-for-profit healthcare systems providing for the joint ownership of 35 of the Company’s 62 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

The Company operates 12 facilities in Spain and the United Kingdom. USPI’s majority-owned subsidiary, United Surgical Partners Europe, S.L. (USPE), a Spanish corporation, managed and owned a majority interest in eight private surgical hospitals and one ambulatory surgery center at March 31, 2004. Global Healthcare Partners Limited (Global), incorporated in England and majority-owned by USPI, managed and wholly owned three private surgical hospitals in the greater London area at March 31, 2004.

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

(b)	Equity-Based Compensation

USPI applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option grants to employees. Accordingly, USPI generally does not record compensation expense related to stock option grants because USPI generally issues options for which the option exercise price equals the current market price of the underlying stock on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As permitted under SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. Had USPI determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, USPI’s net income would have been the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net income
As reported	$10,002	$7,122
Add: Total stock-based employee compensation expense included in reported net income, net of taxes	474	308
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,555)	(1,310)

Pro forma	$8,921	$6,120

Basic earnings per share
As reported	$0.36	$0.26
Pro forma	0.32	0.23
Diluted earnings per share
As reported	0.34	0.26
Pro forma	0.31	0.22

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

(2)	Acquisitions and Equity Method Investments

Effective January 1, 2004, the Company acquired a controlling interest in an ambulatory surgery center in Torrance, California in which the Company had previously owned a noncontrolling interest. The $9.8 million cost was paid in cash in December 2003.

Following are the unaudited pro forma results for the three months ended March 31, 2003 as if the acquisition discussed above had occurred on January 1, 2003 (in thousands, except per share amounts):

Total revenues	$103,634
Net income	7,489
Diluted earnings per share	$0.27

The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the three months ended March 31, 2004, these transactions resulted in a net cash outflow from USPI of $1.3 million.

The Company controls a significant number of its investees and therefore consolidates their results. Additionally, the Company invests in a significant number of facilities in which the Company has significant influence but does not have control; the Company uses the equity method to account for these investments. The majority of these investees are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis was as follows (income statement amounts are in thousands and reflect 100% of the investees’ results on an aggregated basis):

	Three Months Ended
	March 31,
	2004	2003
Unconsolidated facilities operated at period end	32	26
Income statement information
Total revenues	$78,877	$46,537
Operating income	27,823	13,152
Net income	25,530	11,056

(3)	Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding options, warrants and restricted stock, except where such effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net income attributable to common shareholders	$10,002	$7,122
Weighted average common shares outstanding	27,720	27,047
Effect of dilutive securities:
Stock options	1,328	431
Warrants and restricted stock	130	279

Shares used for diluted earnings per share	29,178	27,757

Basic earnings per share	$0.36	$0.26
Diluted earnings per share	$0.34	$0.26

(4)	Segment Disclosures

Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. USPI’s business is the operation of surgery centers, private surgical hospitals and related businesses in the United States and Western Europe. USPI’s chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgical facilities for assessing performance and allocating resources both domestically and abroad. Accordingly, USPI’s reportable segments consist of (1) U.S. based facilities and (2) Western Europe based facilities, including those in Spain and the United Kingdom.

		Western Europe
				Western
Three Months Ended			United	Europe
March 31, 2004 (in thousands)	U.S.	Spain	Kingdom	Total	Total
Net patient service revenue	$59,569	$37,278	$21,085	$58,363	$117,932
Other revenue	15,028	763	—	763	15,791

Total revenues	$74,597	$38,041	$21,085	$59,126	$133,723

Depreciation and amortization	$4,686	$2,530	$1,663	$4,193	$8,879
Operating income	22,791	4,677	3,941	8,618	31,409
Net interest expense	(5,198)	(1,114)	(1,042)	(2,156)	(7,354)
Income tax expense	(4,334)	(767)	(808)	(1,575)	(5,909)
Total assets	491,400	240,294	170,595	410,889	902,289
Capital expenditures	3,240	3,807	2,047	5,854	9,094

		Western Europe
				Western
Three Months Ended			United	Europe
March 31, 2003 (in thousands)	U.S.	Spain	Kingdom	Total	Total
Net patient service revenue	$49,006	$27,615	$13,850	$41,465	$90,471
Other revenue	10,887	701	—	701	11,588

Total revenues	$59,893	$28,316	$13,850	$42,166	$102,059

Depreciation and amortization	$4,239	$2,158	$1,040	$3,198	$7,437
Operating income	16,348	3,332	3,265	6,597	22,945
Net interest expense	(5,148)	(781)	(629)	(1,410)	(6,558)
Income tax expense	(3,078)	(504)	(679)	(1,183)	(4,261)
Total assets	424,848	197,044	136,711	333,755	758,603
Capital expenditures	4,016	2,692	4,224	6,916	10,932

(5)	Condensed Consolidating Financial Statements

The following information is presented as required by regulations of the Securities and Exchange Commission in connection with the Company’s publicly traded Senior Subordinated Notes. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The $150 million 10% Senior Subordinated Notes due 2011 were issued in a private offering on December 19, 2001 and subsequently registered as publicly traded securities through a Form S-4 effective January 15, 2002 by USPI’s wholly owned finance subsidiary, United Surgical Partners Holdings, Inc. (USPH), which was formed in 2001. The notes are guaranteed by USPI, which does not have independent assets or operations, and USPI’s wholly owned subsidiaries domiciled in the United States. USPI’s investees in Spain and the United Kingdom are not guarantors of the obligation. USPI’s investees in the United States in which USPI owns less than 100% are not guarantors of the obligation. The financial positions and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship at the end of the period presented.

		Non-Participating	Consolidation	Consolidated
As of March 31, 2004	Guarantors	Investees	Adjustments	Total
Assets:
Current assets:
Cash and cash equivalents	$36,107	$15,549	$—	$51,656
Patient receivables, net	12	62,255	(32)	62,235
Other receivables	(3,573)	27,664	(6,062)	18,029
Inventories of supplies	212	8,740	—	8,952
Other	12,713	9,593	—	22,306

Total current assets	45,471	123,801	(6,094)	163,178
Property and equipment, net	34,529	316,943	(562)	350,910
Investments in affiliates	213,697	13,681	(190,592)	36,786
Intangible assets, net	192,937	157,551	(16,048)	334,440
Other	110,943	10,106	(104,074)	16,975

Total assets	$597,577	$622,082	$(317,370)	$902,289

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$954	$34,172	$(348)	$34,778
Accrued expenses	35,562	29,259	979	65,800
Current portion of long-term debt	2,303	18,536	(1,138)	19,701

Total current liabilities	38,819	81,967	(507)	120,279
Long-term debt	155,741	236,104	(105,315)	286,530
Other liabilities	20,234	21,675	—	41,909
Minority interests	—	12,535	38,149	50,684
Stockholders’ equity	382,783	269,801	(249,697)	402,887

Total liabilities and stockholders’ equity	$597,577	$622,082	$(317,370)	$902,289

		Non-Participating	Consolidation	Consolidated
As of December 31, 2003	Guarantors	Investees	Adjustments	Total
Assets:
Current assets:
Cash and cash equivalents	$15,147	$13,372	$—	$28,519
Patient receivables, net	127	56,464	—	56,591
Other receivables	37,980	21,183	(38,995)	20,168
Inventories of supplies	279	8,745	—	9,024
Other	11,781	7,514	—	19,295

Total current assets	65,314	107,278	(38,995)	133,597
Property and equipment, net	36,044	312,587	(568)	348,063
Investments in affiliates	175,504	14,344	(157,744)	32,104
Intangible assets, net	184,314	158,378	(16,047)	326,645
Other	120,142	11,521	(101,563)	30,100

Total assets	$581,318	$604,108	$(314,917)	$870,509

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,396	$35,994	(937)	$36,453
Accrued expenses	27,138	24,500	(1,245)	50,393
Current portion of long-term debt	1,763	16,146	(1,115)	16,794

Total current liabilities	30,297	76,640	(3,297)	103,640
Long-term debt	156,963	264,020	(133,033)	287,950
Other liabilities	18,998	23,308	—	42,306
Minority interests	—	11,403	34,555	45,958
Stockholders’ equity	375,060	228,737	(213,142)	390,655

Total liabilities and stockholders’ equity	$581,318	$604,108	$(314,917)	$870,509

Condensed Consolidating Statements of Income:

		Non-Participating	Consolidation	Consolidated
Three months ended March 31, 2004	Guarantors	Investees	Adjustments	Total
Revenues	$22,769	$115,999	$(5,045)	$133,723
Operating expenses, excluding depreciation and amortization	14,439	84,000	(5,004)	93,435
Depreciation and amortization	2,696	6,189	(6)	8,879

Operating income (loss)	5,634	25,810	(35)	31,409
Interest expense, net	(2,898)	(4,456)	—	(7,354)
Other	78	7	(78)	7

Income (loss) before minority interests	2,814	21,361	(113)	24,062
Minority interests in income of consolidated subsidiaries	—	(3,062)	(5,089)	(8,151)

Income (loss) before income taxes	2,814	18,299	(5,202)	15,911
Income tax expense	(4,281)	(1,628)	—	(5,909)

Net income (loss)	$(1,467)	$16,671	$(5,202)	$10,002

		Non-Participating	Consolidation	Consolidated
Three months ended March 31, 2003	Guarantors	Investees	Adjustments	Total
Revenues	$18,293	$86,770	$(3,004)	$102,059
Operating expenses, excluding depreciation and amortization	12,320	62,689	(3,332)	71,677
Depreciation and amortization	2,413	5,028	(4)	7,437

Operating income	3,560	19,053	332	22,945
Interest expense, net	(2,869)	(3,689)	—	(6,558)
Other	78	7	(78)	7

Income before minority interests	769	15,371	254	16,394
Minority interests in income of consolidated subsidiaries	—	(2,352)	(2,659)	(5,011)
Income (loss) before income taxes	769	13,019	(2,405)	11,383
Income tax expense	(2,994)	(1,267)	—	(4,261)

Net income (loss)	$(2,225)	$11,752	$(2,405)	$7,122

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
Three months ended March 31, 2004	Guarantors	Investees	Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(1,467)	$16,671	$(5,202)	$10,002
Changes in operating and intercompany assets and liabilities and noncash items included in net income(loss)	22,848	(7,385)	6,564	22,027

Net cash provided by operating activities	21,381	9,286	1,362	32,029
Cash flows from investing activities:
Purchases of property and equipment, net	(530)	(8,387)	—	(8,917)
Purchases of new businesses	(1,264)	(83)	—	(1,347)
Other items	1,771	5	—	1,776

Net cash used in investing activities	(23)	(8,465)	—	(8,488)
Cash flows from financing activities:
Long-term borrowings, net	(696)	36	—	(660)
Proceeds from issuance of common stock	1,895	—	—	1,895
Other items	(1,599)	1,364	(1,362)	(1,597)

Net cash provided by (used in) financing activities	(400)	1,400	(1,362)	(362)
Effect of exchange rate changes on cash	—	(42)	—	(42)
Net increase in cash	20,958	2,179	—	23,137
Cash and cash equivalents at beginning of period	15,147	13,372	—	28,519

Cash and cash equivalents at end of period	$36,105	$15,551	$—	$51,656

		Non-Participating	Consolidation	Consolidated
Three months ended March 31, 2003	Guarantors	Investees	Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(2,224)	$11,752	$(2,406)	$7,122
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	(9,888)	(5,732)	27,013	11,393

Net cash provided by (used in) operating activities	(12,112)	6,020	24,607	18,515
Cash flows from investing activities:
Purchases of property and equipment, net	(1,838)	(7,638)	—	(9,476)
Purchases of new businesses	(294)	(9,013)	—	(9,307)
Other items	(4)	(3,141)	—	(3,145)

Net cash used in investing activities	(2,136)	(19,792)	—	(21,928)
Cash flows from financing activities:
Long-term borrowings, net	(515)	26,962	(24,607)	1,840
Proceeds from issuance of common stock	159	—	—	159
Other items	(1,468)	—	—	(1,468)

Net cash provided by (used in) financing activities	(1,824)	26,962	(24,607)	531
Effect of exchange rate changes on cash	—	(299)	—	(299)
Net increase (decrease) in cash	(16,072)	12,891	—	(3,181)
Cash and cash equivalents at beginning of period	24,712	22,859	—	47,571

Cash and cash equivalents at end of period	$8,640	$35,750	$—	$44,390

(6)	Commitments and Contingencies

As of March 31, 2004, the Company had issued guarantees of the indebtedness of its investees to third parties which could potentially require the Company to make maximum aggregate payments totaling approximately $41.1 million. Of the total, $24.3 million relates to the debt of consolidated subsidiaries, whose debt is included in the Company’s consolidated balance sheet, and the remaining $16.8 million relates to the debt of unconsolidated affiliated companies, whose debt is not included in the Company’s consolidated balance sheet. In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.1 million related to the guarantees the Company has issued to unconsolidated affiliates after December 31, 2002, and has not recorded any liabilities related to guarantees issued prior to January 1, 2003. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties.

(7)	Subsequent Events

The Company has entered into letters of intent with various entities regarding possible joint venture, development, or other transactions. These possible joint ventures, developments, or other transactions are in various stages of negotiation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

     Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans,” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States and Western Europe; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified personnel, including physicians, nurses and other health care professionals; our significant indebtedness; the availability of suitable acquisition and development opportunities and the length of time it takes to accomplish acquisitions and developments; our ability to integrate new businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks, and uncertainties discussed in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

Overview

     We operate ambulatory surgery centers and private surgical hospitals in the United States and Western Europe. As of March 31, 2004, we operated 74 facilities, consisting of 62 in the United States, nine in Spain, and three in the United Kingdom. Most of our U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At March 31, 2004, we had agreements with 16 not-for-profit healthcare systems providing for the joint ownership of 35 of our 62 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of our U.S. facilities include physician owners.

     Our U.S. facilities, consisting of ambulatory surgery centers and private surgical hospitals (collectively “short-stay surgical facilities”), specialize in non-emergency surgical cases, the volume of which has steadily increased over the past two decades due in part to advancements in medical technology. These facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we in turn earn a monthly fee from each facility we operate in exchange for managing its operations. Approximately 84% of our facilities are located in the U.S., where we have focused increasingly on adding facilities with not-for-profit healthcare system partners (“hospital partners”). From December 31, 2001 to March 31, 2004, 92% of the increase in the number of facilities we operate has occurred in the United States. During this period, the number of facilities we own jointly with not-for-profit healthcare systems increased from 19 to 35, an increase of 84%.

     In Spain and the United Kingdom we operate private hospitals which supplement the services provided by the government-sponsored healthcare systems in each country. Our patients choose our facilities primarily because of waiting lists to receive diagnostic procedures or elective surgery at government-sponsored facilities and pay us either from personal funds or through private insurance, offered by an increasing number of employers as a benefit to their employees. We have expanded selectively in these two countries.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions which impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, revenue recognition, income taxes, and intangible assets.

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

Acquisitions, Equity Investments and Development Projects

     Effective January 1, 2004, we acquired a controlling interest in an ambulatory surgery center in Torrance, California in which we had previously owned a noncontrolling interest. The $9.8 million cost was paid in cash in December 2003.

     We also engage in purchases and sales of noncontrolling interests in facilities we already operate and invest additional cash in surgical facilities under development. These transactions resulted in a net cash outflow of $1.3 million during the three months ended March 31, 2004.

Sources of Revenue

     Revenues primarily include the following:

•	net patient service revenue of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and administrative services revenue, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

•	our share of the net income or loss of the unconsolidated facilities that we account for under the equity method of accounting. These amounts are included in revenues as these operations are central to our business strategy. Through our contracts to manage these facilities, we have an active role in their operations. The level of our corporate resources devoted to fulfilling these responsibilities is significant and generally equal to that devoted to the operations of the facilities we consolidate for financial reporting purposes.

     The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months Ended
	March 31,
	2004	2003
Net patient service revenue	88%	89%
Management and administrative services revenue.	7	8
Equity in earnings of unconsolidated affiliates	4	2
Other income	1	1

Total revenues	100%	100%

     Equity in earnings of unconsolidated affiliates, which is our share of the net income of the facilities we do not consolidate for financial reporting purposes, increased as a percentage of our total revenues in the three months ended March 31, 2004. This increase reflects the overall improved profitability of these 32 facilities, 24 of which are operated jointly with not-for-profit healthcare systems. Our profit margins in these joint ventures have been better than in facilities without a hospital partner. Additionally, the majority of our newly constructed facilities, whose growth rates are faster than for more established facilities, are accounted for under the equity method. Our management and administrative services revenues are earned from the following types of activities (dollars in thousands):

	Three Months Ended
	March 31,
	2004	2003
Management of surgical facilities	$4,701	$3,115
Consulting and other services provided to physicians and related entities	4,804	4,922

Total management and administrative service revenues	$9,505	$8,037

     The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Three Months Ended
	March 31,
	2004	2003
Total revenues	$78,877	$46,537
Depreciation and amortization	3,304	2,487
Operating income	27,823	13,152
Interest expense, net	1,966	1,677
Net income	25,530	11,056
Long-term debt	83,625	80,315
USPI’s equity in earnings of unconsolidated affiliates	$5,310	$2,541
USPI’s imputed weighted average ownership percentage based on affiliates’ net income(1)	20.8%	23.0%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	23.2%	24.2%
Unconsolidated facilities operated at period end	32	26

(1)	Our weighted average percentage ownership in our unconsolidated affiliates calculated based on USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of the affiliates for each respective period.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates calculated based on the total debt of each affiliate multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the affiliates as of end of each respective period.

     The following table summarizes our revenues by operating segment:

	Three Months
	Ended March 31,
	2004	2003
United States.	56%	59%
Western Europe	44	41

Total	100%	100%

     The proportion of our revenues earned in Western Europe was higher during the three months ended March 31, 2004 than in the prior year period because we consolidate both of the overseas facilities we have acquired since December 31, 2002, whereas our U.S. acquisition and development activity, while involving more facilities, has more predominantly involved equity method facilities, for which our revenues are only impacted by our share of the underlying facilities’ net income. Additionally, the dollar was weaker against the eurodollar and British pound in 2004 than in 2003, which had a favorable impact on our revenues in 2004.

Results of Operations

     The following table summarizes certain statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,
	2004	2003
Total revenues	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	69.9	70.2
Depreciation and amortization	6.6	7.3

Operating income	23.5	22.5

Minority interests in income of consolidated entities	6.1	4.9
Interest and other expense, net	5.5	6.4

Income before income taxes	11.9	11.2
Income tax expense	(4.4)	(4.2)

Net income	7.5	7.0

EBITDA less minority interests(a)	24.0	24.9

(a)	EBITDA is calculated as operating income plus depreciation and amortization. We use EBITDA and EBITDA less minority interests as analytical indicators for purposes of allocating resources and assessing performance. EBITDA is commonly used as an analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculation methods, EBITDA as presented by United Surgical Partners International may not be comparable to similarly titled measures of other companies.

     The following table reconciles EBITDA and EBITDA less minority interests to net income and to net cash provided by operating activities:

	Three Months Ended
	March 31,
	2004	2003
Net income	$10,002	$7,122
Income tax expense	5,909	4,261
Interest and other non operating expense	7,347	6,551
Depreciation and amortization	8,879	7,437

EBITDA less minority interests	32,137	25,371
Minority interests in income of consolidated subsidiaries	8,151	5,011

EBITDA	40,288	30,382
Provision for doubtful accounts	2,295	1,548
Amortization of debt issue costs, discount, and deferred compensation	1,271	579
Interest and other nonoperating expense	(7,347)	(6,551)
Income tax expense	(5,909)	(4,261)
Equity in earnings of unconsolidated affiliates	(5,310)	(2,541)
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses	6,741	(641)

Net cash provided by operating activities	$32,029	$18,515

     The key trends in our results of operations for the three months ended March 31, 2004 continued to be increases in revenue, operating margins and overall profitability. The increases in revenue are driven most significantly by growth in our existing facilities. Facilities that we owned during both the three month period ended March 31, 2004 and the three month period ended March 31, 2003 (“same store facilities”) continued the trend from earlier years of performing more surgical cases than in the prior year, and our facilities also received higher rates of reimbursement per case, on average, than in the prior year. As in 2003, these increases in revenues outpaced increases in operating expenses, resulting in improved operating margins.

     Increases in the volume of surgical cases in the U.S. and of patient admissions for our hospitals in Western Europe continue to drive increases in our revenues, as does an increase in the average reimbursement for the surgeries (in all countries) and other services (in Western Europe) that we provide. The growth of our same store facilities, summarized in the following table, continues to be the most significant component of our overall increase in revenues.

Three Months
Ended March 31,
2004 (1)
United States facilities:
Net revenue	29%
Surgical cases	9%
Net revenue per case	18% (2)
Western Europe facilities:
Net revenue using actual exchange rates	30%
Net revenue using constant exchange rates (3)	12%

(1)	Growth in same store facilities, compared to three months ended March 31, 2003.

(2)	Net revenue per case of our ambulatory surgery centers, which constitute 80% of our U.S. revenues, grew at a rate of 12%. Adding our four same store surgical hospitals, which on average perform more complex cases than ambulatory surgery centers, increases the growth to 18%. This increase is significantly affected by two hospitals which opened during the past 18 months and therefore are significantly impacting comparisons to prior year as their initial operations continue to ramp-up.

(3)	Measures current year using prior year exchange rates.

     The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a not-for-profit healthcare system partner (“hospital partner”), both as we initiate joint venture agreements with new systems and as we add facilities to our arrangements with existing systems. Facilities have been added to hospital joint ventures both through construction of new facilities (“de novos”) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. We also have selectively added facilities in Western Europe through acquisition and construction. The following table summarizes our facilities as of March 31, 2004 and 2003:

	March 31,
	2004	2003
Hospital partners	16	11

United States facilities (1):
With a hospital partner	35	26
Without a hospital partner.	27	28

Total U.S. facilities	62	54
Western Europe facilities	12	11

Total facilities operated	74	65

Change from March 31, 2003:
De novo (newly constructed)	4
Acquisition	5

Total	9

(1)	At March 31, 2004, physicians own a portion of all of these facilities.

     Operating expenses have increased at lower rates than revenue, resulting in improved operating margins. This relationship results from the double digit percentage growth in the same store revenues exceeding the volume-driven and inflation-driven increases in most operating expenses, including the costs of personnel, supplies, and facility costs, and also, we believe, from implementing our proprietary management and measurement system, USPI’s EDGE, in newly acquired facilities, which we believe improves operating efficiencies. The following table summarizes changes in our same store EBITDA margins (1), comparing the three months ended March 31, 2004 to the three months ended March 31, 2003:

	Three Months
	Ended March 31,
	2004 (1)
United States facilities:
With a hospital partner	970	bps
Without a hospital partner	180
Total U.S. facilities	747
Western Europe facilities(2)	(110)	bps

(1)	EBITDA margin is calculated as EBITDA divided by total revenues. This table aggregates all of the facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or Western Europe because we have a variety of ownership levels in the facilities we operate.

(2)	Uses 2003 exchange rates for both years. The decrease was a result of three expansion projects in Western Europe which generated lower margins during their construction and initial operations than our overall business in Western Europe.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Revenues increased by $31.7 million, or 31%, to $133.7 million for the three months ended March 31, 2004 from $102.0 million for the three months ended March 31, 2003. Of this increase in revenues, $16.2 million was contributed by same store facilities, $7.4 million was contributed by newly constructed or acquired facilities, and $8.1 million was due to exchange rate fluctuations. The same store increase was primarily driven by a $10.5 million increase in revenue earned at or from U.S. facilities, which performed approximately 9% more surgical cases and received an average of approximately 18% more per case during the three months ended March 31, 2004 than in the corresponding prior year period. The revenues of same store Western Europe facilities, when measured using 2003 exchange rates for both periods, were $5.7 million higher during the three months ended March 31, 2004 than in the corresponding prior year period. Facilities acquired since December 31, 2002, and thus not owned for the same number of months in the first quarters of 2004 and 2003, contributed net additional revenues in the three months ended March 31, 2004 of $7.4 million. The U.S. dollar being weaker relative to the eurodollar and British pound in 2004 resulted in an $8.1 million increase in revenues.

     Operating expenses, excluding depreciation and amortization, increased by $21.7 million, or 30%, to $93.4 million for the three months ended March 31, 2004 from $71.7 million for the three months ended March 31, 2003. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 69.9% for the three months ended March 31, 2004 from 70.2% for the three months ended March 31, 2003, primarily as a result of increasing revenue base, operating efficiencies at our facilities and improved economies of scale as we expanded.

     Operating income increased $8.5 million, or 36.9%, to $31.4 million for the three months ended March 31, 2004 from $22.9 million for the three months ended March 31, 2003. Operating income, as a percentage of revenues, increased to 23.5% for the three months ended March 31, 2004 from 22.5% for the three months ended March 31, 2003, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue.

     Depreciation and amortization increased $1.4 million, or 1.9%, to $8.9 million for the three months ended March 31, 2004 from $7.4 million for the three months ended March 31, 2003, primarily as a result of additional depreciation on tangible assets added through acquisitions and expansions of our facilities. Depreciation and amortization, as a percentage of revenues, decreased to 6.6% for the three months ended March 31, 2004 from 7.3% for the three months ended March 31, 2003 due to our increased revenue.

     Interest expense, net of interest income, increased 12% to $7.4 million for the three months ended March 31, 2004 from $6.6 million for the three months ended March 31, 2003 primarily as a result of our borrowing a portion of the costs of acquiring, developing, and expanding facilities.

     Net income was $10.0 million for the three months ended March 31, 2004 compared to $7.1 million for the three months ended March 31, 2003. This $2.9 million improvement primarily results from the increased revenues and improved operating efficiencies and economies of scale related to expenses discussed above.

Liquidity and Capital Resources

     During the three months ended March 31, 2004, the Company generated $32.0 million of cash flows from operations as compared to $18.5 million during the three months ended March 31, 2003.

     During the three months ended March 31, 2004, the Company’s net cash required for investing activities was $8.5 million, consisting primarily of $8.9 million for the purchase of property and equipment and $1.3 million for the purchase of equity interests. Approximately $5.9 million of the property and equipment purchases related to ongoing development projects, and the remaining $3.0 million represents purchases of equipment at existing facilities. The $1.3 million primarily consists of the investment of cash in unconsolidated affiliates that are constructing new surgical facilities. The $8.5 million of cash required for investing activities was funded primarily with cash flows from operations and additionally through borrowings by individual facilities. Net cash used in financing activities during the three months ended March 31, 2004 totaled $0.4 million. Cash and cash equivalents were $51.7 million at March 31, 2004 as compared to $28.5 million at December 31, 2003, and net working capital was $42.9 million at March 31, 2004 as compared to $30.0 million at December 31, 2003.

     In November 2002, we entered into a revolving credit facility with a group of commercial lenders providing us with the ability to borrow up to $115.0 million for acquisitions and general corporate purposes in the United States and Spain or for the funding of any new subsidiary that becomes a guarantor of the facility. Under the terms of the facility, we may invest up to a total of $25.0 million in subsidiaries that are not guarantors, including subsidiaries in the United Kingdom. Borrowings under our credit facility mature on November 7, 2005. As of March 31, 2004, no amounts were outstanding under this facility and $41.7 million was available for borrowing based on actual reported consolidated financial results. Maximum availability under the facility is based upon pro forma EBITDA including EBITDA from acquired entities. Assuming historical purchase multiples of annual EBITDA of potential acquisition targets, approximately $77.8 million would be available for borrowing to finance acquisitions as of March 31, 2004, of which none was drawn at March 31, 2004. Our credit facility agreement and the indenture governing our Senior Subordinated Notes contain various restrictive covenants, including covenants that limit our ability and the ability of certain of our subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock.

     Our credit agreement in the United Kingdom provides for total borrowings of £52.0 million (approximately $95.7 million as of March 31, 2004) under four separate facilities. At March 31, 2004, total outstanding borrowings under this credit agreement were approximately $64.9 million which represents total borrowings net of scheduled repayments of $16.8 million that have been made under the agreement, and approximately $14.0 million was available for borrowing, primarily for capital projects specified in the agreement. Borrowings under the United Kingdom credit facility bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. We pledged the capital stock of our U.K. subsidiaries to secure borrowings under the United Kingdom credit facility. We were in compliance with all covenants under our credit agreements as of March 31, 2004.

Our contractual cash obligations as of March 31, 2004 may be summarized as follows:

	Payments Due by Period (In Thousands)
		Within 1	1 to 3	4 to 5	Beyond 5
Contractual Cash Obligations	Total	year	years	years	years
Long term debt obligations (principal plus interest)(1):
Senior Subordinated Notes	$270,000	$15,000	$30,000	$30,000	$195,000
U.S. credit facility(2)	920	573	347	—	—
U.K. credit facility	80,123	7,693	20,066	22,418	29,946
Loans from former owners of subsidiaries	496	362	134	—	—
Other debt at operating subsidiaries	33,535	9,712	7,369	5,655	10,799
Capitalized lease obligations:
U.S. operating subsidiaries	43,433	8,018	8,755	3,957	22,703
Western Europe operating subsidiaries	93,745	4,692	8,503	8,243	72,307
Operating lease obligations:
U.S. operating subsidiaries	50,605	7,640	14,063	11,934	16,968
Western Europe operating subsidiaries	12,030	1,889	3,097	2,387	4,657

Total contractual cash obligations	$584,887	$55,579	$92,334	$84,594	$352,380

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the March 31, 2004 rates applicable to each debt instrument.

(2)	The amounts shown for the U.S. credit facility are the commitment fees assuming no amounts are drawn under the agreement. If we draw amounts under this agreement, the commitment fees would be less but we would incur cash obligations related to interest and principal repayments.

     Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $92.3 million at March 31, 2004, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 85.8% at March 31, 2004. Additionally, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements. At March 31, 2004, the total obligations of these unconsolidated affiliates under debt and capital lease obligations was approximately $83.6 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt and capitalized lease obligations, of these unconsolidated affiliates was 23.2% at March 31, 2004. USPI or one of its wholly owned subsidiaries had collectively guaranteed $16.8 million in total debt and capital lease obligations of our unconsolidated affiliates as of March 31, 2004.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime, LIBOR or Euribor. At March 31, 2004, $149.0 million of our total outstanding debt was the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $3.2 million was in other fixed rate instruments and the remaining $89.9 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of $0.9 million. The Senior Subordinated Notes, which represent 98% of our total fixed rate debt at March 31, 2004, are considered to have a fair value, based upon recent trading, of $170.3 million, which is approximately $21.3 million higher than the carrying value at March 31, 2004.

     Our international revenues are a significant portion of our total revenues. We are exposed to risks associated with operating internationally, including foreign currency exchange risk and taxes and regulatory changes.

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

ITEM 4. Controls and Procedures

     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	Reports on Form 8-K:

The Company furnished a report on Form 8-K dated January 5, 2004, pursuant to Item 9 of Form 8-K, containing a news release describing the Company’s development progress.

The Company furnished a report on Form 8-K dated February 19, 2004, pursuant to Item 12 of Form 8-K, containing a news release announcing the Company’s results of operations for the quarter and year ended December 31, 2003.

The Company furnished a report on Form 8-K dated February 26, 2004 to file, pursuant to Item 5 of Form 8-K, a press release regarding the Company’s Chief Executive Officer.

The Company furnished a report on Form 8-K dated March 4, 2004, pursuant to Regulation FD, containing a copy of materials dated March 2004 and prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

	By:	/s/ Mark A. Kopser
Date: April 30, 2004		Mark A. Kopser
Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the Registrant)

	By:	/s/ John J. Wellik
John J. Wellik
Senior Vice President, Accounting and Administration, and Secretary (Principal Accounting Officer)

Exhibit Index

3.1		Second Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).

3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement o=n Form S-1 (No. 333-55442) and incorporated herein by reference).

4.1		Form of Common Stock Certificate (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).

4.2
Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company’s Annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein be reference).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.