Form 10-Q
period 2004-06-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2004-07-28
CIK 1101723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-32837

United Surgical Partners International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2749762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

15305 Dallas Parkway, Suite 1600 Addison, Texas	75001 (Zip Code)
(Address of principal executive offices)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      At July 26, 2004 there were 28,327,800 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note:	Items 2, 3, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited — in thousands, except per share amounts)

	June 30,	December 31,
	2004	2003

ASSETS

Cash and cash equivalents	$43,162	$28,519

Patient receivables, net of allowance for doubtful accounts of $9,830 and $8,838, respectively	64,783	56,591

Other receivables	21,995	20,168

Inventories of supplies	9,433	9,024

Deferred tax asset, net	8,036	6,747

Prepaids and other current assets	14,838	12,548

Total current assets	162,247	133,597

Property and equipment, net	372,412	348,063

Investments in affiliates	37,492	32,104

Intangible assets, net	338,963	326,645

Other assets	19,215	30,100

Total assets	$930,329	$870,509

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$34,662	$36,453

Accrued salaries and benefits	23,605	19,609

Due to affiliates	5,335	5,490

Accrued interest	2,011	1,739

Current portion of long-term debt	22,519	16,794

Other accrued expenses	29,398	23,555

Total current liabilities	117,530	103,640

Long-term debt, less current portion	305,644	287,950

Other long-term liabilities	6,697	8,327

Deferred tax liability, net	35,106	33,979

Total liabilities	464,977	433,896

Minority interests	49,749	45,958

Stockholders’ equity:

Common stock, $0.01 par value; 200,000 shares authorized; 28,331 and 27,705 shares issued at June 30, 2004 and December 31, 2003, respectively	283	277

Additional paid-in capital	339,652	330,519

Treasury stock, at cost, 29 and 52 shares at June 30, 2004 and December 31, 2003, respectively	(611)	(986)

Deferred compensation	(6,499)	(4,548)

Receivables from sales of stock	—	(1)

Accumulated other comprehensive income, net of tax	29,720	32,852

Retained earnings	53,058	32,542

Total stockholders’ equity	415,603	390,655

Total liabilities and stockholders’ equity	$930,329	$870,509

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net patient service revenue	$120,248	$98,094	$238,180	$188,564

Management and administrative services revenue	9,703	9,161	19,207	17,198

Equity in earnings of unconsolidated affiliates	5,149	3,265	10,459	5,806

Other income	966	1,024	1,942	2,035

Total revenue	136,066	111,544	269,788	213,603

Salaries, benefits, and other employee costs	35,465	27,407	69,577	52,903

Medical services and supplies	26,348	21,129	52,407	41,032

Other operating expenses	23,475	19,955	46,450	37,971

General and administrative expenses	8,347	7,373	16,340	14,087

Provision for doubtful accounts	1,895	1,994	4,190	3,542

Depreciation and amortization	9,219	7,870	18,098	15,307

Total operating expenses	104,749	85,728	207,062	164,842

Operating income	31,317	25,816	62,726	48,761

Interest income	219	194	389	511

Interest expense	(7,919)	(6,860)	(15,443)	(13,734)

Other	23	103	30	109

Total other expense, net	(7,677)	(6,563)	(15,024)	(13,114)

Income before minority interests	23,640	19,253	47,702	35,647

Minority interests in income of consolidated subsidiaries	(7,336)	(6,178)	(15,486)	(11,188)

Income before income taxes	16,304	13,075	32,216	24,459

Income tax expense	(5,793)	(4,902)	(11,702)	(9,164)

Net income	$10,511	$8,173	$20,514	$15,295

Net income per share attributable to common stockholders

Basic	$0.38	$0.30	$0.74	$0.57

Diluted	$0.36	$0.29	$0.70	$0.55
Weighted average number of common shares

Basic	27,865	27,064	27,793	27,055

Diluted	29,247	27,950	29,214	27,854

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited — in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income	$10,511	$8,173	$20,514	$15,295

Other comprehensive income (loss), net of taxes:

Foreign currency translation adjustments	(2,419)	9,149	(3,175)	11,713

Net unrealized gains on securities	10	138	43	15

Other comprehensive income (loss)	(2,409)	9,287	(3,132)	11,728

Comprehensive income	$8,102	$17,460	$17,382	$27,023

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

	Six Months Ended
	June 30,

	2004	2003

Cash flows from operating activities:

Net income	$20,514	$15,295

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for doubtful accounts	4,190	3,542

Depreciation and amortization	18,098	15,307

Amortization of debt issue costs and discount	1,079	905

Deferred income tax expense	624	6,575

Equity in earnings of unconsolidated affiliates	(10,459)	(5,806)

Minority interests in income of consolidated subsidiaries	15,486	11,188

Equity-based compensation	1,692	279

Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:

Patient receivables	(11,465)	(11,261)

Other receivables	(1,862)	9,919

Inventories of supplies, prepaids and other current assets	(1,414)	(2,279)

Accounts payable and other current liabilities	6,486	2,979

Long-term liabilities	911	(1,687)

Net cash provided by operating activities	43,880	44,956

Cash flows from investing activities:

Purchases of new businesses and equity interests, net of cash received	(8,061)	(35,307)

Purchases of property and equipment	(20,329)	(20,720)

Increase in deposits and notes receivable	(2,273)	(4,256)

Cash placed in escrow	—	(3,145)

Net cash used in investing activities	(30,663)	(63,428)

Cash flows from financing activities:

Proceeds from long-term debt	9,480	37,341

Payments on long-term debt	(8,314)	(29,006)

Proceeds from issuances of common stock	5,256	965

Distributions on investments in affiliates	(4,972)	(3,766)

Net cash provided by financing activities	1,450	5,534

Effect of exchange rate changes on cash	(24)	(189)

Net increase (decrease) in cash and cash equivalents	14,643	(13,127)

Cash and cash equivalents at beginning of period	28,519	47,571

Cash and cash equivalents at end of period	$43,162	$34,444

Supplemental information:

Interest paid	$13,905	$13,092

Income taxes paid	6,463	1,814

Non-cash transactions:

Assets acquired under capital lease obligations	$20,169	$1,669

Issuance of common stock for service contracts	—	254

Issuance of common stock to employees	2,832	1,103

Repurchases of common stock using noncash assets	207	—

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	Basis of Presentation

(a)	Description of Business

      United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Europe. At June 30, 2004, USPI, headquartered in Dallas, Texas, operated 77 short-stay surgical facilities. Of these 77 facilities, USPI consolidates the results of 43, accounts for 33 under the equity method, and holds no ownership in the remaining facility, which is operated by USPI under a management contract. USPI operates in three countries, with 65 of its 77 facilities located in the United States of America. Most of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At June 30, 2004, the Company had agreements with 20 not-for-profit healthcare systems providing for joint ownership of 38 of the Company’s 65 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

      The Company operates 12 facilities in Spain and the United Kingdom. USPI’s majority-owned subsidiary, United Surgical Partners Europe, S.L. (USPE), a Spanish corporation, managed and owned a majority interest in eight private surgical hospitals and one ambulatory surgery center at June 30, 2004. Global Healthcare Partners Limited (Global), incorporated in England and majority-owned by USPI, managed and wholly owned three private surgical hospitals in the greater London area at June 30, 2004.

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

      USPI applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option grants to employees. Accordingly, USPI generally does not record compensation expense related to stock option grants because USPI generally issues options for which the option exercise price equals the current market price of the underlying stock on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As permitted under SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. Had USPI determined compensation cost

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

based on the fair value at the grant date for its stock options under SFAS No. 123, USPI’s net income would have been the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income attributable to common stockholders

As reported	$10,511	$8,173	$20,514	$15,295

Add: Total stock-based employee compensation expense included in reported net income, net of taxes	626	451	1,100	759

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,742)	(1,520)	(3,297)	(2,830)

Pro forma	$9,395	$7,104	$18,317	$13,224

Basic earnings per share

As reported	$0.38	$0.30	$0.74	$0.57

Pro forma	0.34	0.26	0.66	0.49
Diluted earnings per share

As reported	$0.36	$0.29	$0.70	$0.55

Pro forma	0.32	0.25	0.63	0.47

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

      Effective May 1, 2004, the Company acquired a controlling interest in an ambulatory surgery center in Austintown, Ohio, in which the Company had previously owned a noncontrolling interest, for $6.4 million in cash.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

      Following are the unaudited pro forma results for the three months and six months ended June 30, 2004 and 2003 as if the acquisitions discussed above had occurred on January 1 of each year (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net revenues	$136,543	$114,411	$271,676	$219,254

Net income	10,528	8,542	20,664	16,086

Diluted earnings per share	$0.36	$0.31	$0.71	$0.58

      The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the six months ended June 30, 2004, these transactions resulted in a net cash outflow of $1.7 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Unconsolidated facilities operated at period end	33	29	33	29
Income statement information

Revenues	$82,154	$56,051	$161,031	$102,588

Operating income	27,524	16,657	55,557	29,809

Net income	25,162	14,725	50,902	25,781

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(3)	Earnings Per Share

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding options, warrants and restricted stock, except where such effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income attributable to common shareholders	$10,511	$8,173	$20,514	$15,295

Weighted average common shares outstanding	27,865	27,064	27,793	27,055

Effect of dilutive securities:

Stock options	1,270	589	1,300	512

Warrants and restricted stock	112	297	121	287

Shares used for diluted earnings per share	29,247	27,950	29,214	27,854

Basic earnings per share	$0.38	$0.30	$0.74	$0.57

Diluted earnings per share	$0.36	$0.29	$0.70	$0.55

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(4)	Segment Disclosures

      Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. USPI’s business is the operation of surgery centers, private surgical hospitals and related businesses in the United States and Western Europe. USPI’s chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgical facilities for assessing performance and allocating resources both domestically and abroad. Accordingly, USPI’s reportable segments consist of (1) U.S. based facilities and (2) Western Europe based facilities, including those in Spain and the United Kingdom (amounts below are in thousands).

		Western Europe

				Western
Three Months Ended			United	Europe
June 30, 2004 (unaudited)	U.S.	Spain	Kingdom	Total	Total

Net patient service revenue	$63,554	$36,147	$20,547	$56,694	$120,248

Other revenue	15,016	802	—	802	15,818

Total revenues	$78,570	$36,949	$20,547	$57,496	$136,066

Depreciation and amortization	$4,917	$2,670	$1,632	$4,302	$9,219

Operating income	23,648	4,283	3,386	7,669	31,317

Net interest expense	(5,561)	(1,083)	(1,056)	(2,139)	(7,700)

Income tax expense	(4,763)	(644)	(389)	(1,030)	(5,793)

Total assets	518,701	240,027	171,601	411,628	930,329

Capital expenditures	23,810	4,127	3,468	7,595	31,405

		Western Europe

				Western
Three Months Ended			United	Europe
June 30, 2003 (unaudited)	U.S.	Spain	Kingdom	Total	Total

Net patient service revenue	$53,493	$30,398	$14,203	$44,601	$98,094

Other revenue	12,764	686	—	686	13,450

Total revenues	$66,257	$31,084	$14,203	$45,287	$111,544

Depreciation and amortization	$4,411	$2,369	$1,090	$3,459	$7,870

Operating income	20,155	3,759	1,902	5,661	25,816

Net interest expense	(4,090)	(2,095)	(481)	(2,576)	(6,666)

Income tax expense	(4,004)	(617)	(281)	(898)	(4,902)

Total assets	441,221	211,279	147,165	358,444	799,665

Capital expenditures	3,024	3,470	4,963	8,433	11,457

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

		Western Europe

				Western
Six Months Ended			United	Europe
June 30, 2004 (unaudited)	U.S.	Spain	Kingdom	Total	Total

Net patient service revenue	$123,122	$73,426	$41,632	$115,058	$238,180

Other revenue	30,043	1,565	—	1,565	31,608

Total revenues	$153,165	$74,991	$41,632	$116,623	$269,788

Depreciation and amortization	$9,603	$5,200	$3,295	$8,495	$18,098

Operating income	46,439	8,960	7,327	16,287	62,726

Net interest expense	(10,759)	(2,197)	(2,098)	(4,295)	(15,054)

Income tax expense	(9,097)	(1,408)	(1,197)	(2,605)	(11,702)

Total assets	518,701	240,027	171,601	411,628	930,329

Capital expenditures	27,050	7,934	5,514	13,448	40,498

		Western Europe

				Western
Six Months Ended			United	Europe
June 30, 2003 (unaudited)	U.S.	Spain	Kingdom	Total	Total

Net patient service revenue	$102,498	$58,013	$28,053	$86,066	$188,564

Other revenue	23,652	1,387	—	1,387	25,039

Total revenues	$126,150	$59,400	$28,053	$87,453	$213,603

Depreciation and amortization	$8,649	$4,528	$2,130	$6,658	$15,307

Operating income	36,503	7,092	5,166	12,258	48,761

Net interest expense	(8,169)	(3,944)	(1,110)	(5,054)	(13,223)

Income tax expense	(7,081)	(1,122)	(961)	(2,083)	(9,164)

Total assets	441,221	211,279	147,165	358,444	799,665

Capital expenditures	7,040	6,162	9,187	15,349	22,389

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of June 30, 2004	Guarantors	Investees	Adjustments	Total

Assets:

Current assets:

Cash and cash equivalents	$27,233	$15,929	$—	$43,162

Patient receivables, net	178	64,605	—	64,783

Other receivables	9,094	18,763	(5,862)	21,995

Inventories of supplies	220	9,213	—	9,433

Other	12,161	10,713	—	22,874

Total current assets	48,886	119,223	(5,862)	162,247

Property and equipment, net	32,966	339,446	—	372,412

Investments in affiliates	201,710	2,444	(166,662)	37,492

Intangible assets, net	197,500	156,372	(14,909)	338,963

Other	113,362	12,052	(106,199)	19,215

Total assets	$594,424	$629,537	$(293,632)	$930,329

Liabilities and Stockholders’ Equity:

Current liabilities:

Accounts payable	$939	$33,716	$7	$34,662

Accrued expenses	28,445	31,031	873	60,349

Current portion of long-term debt	2,186	21,789	(1,456)	22,519

Total current liabilities	31,570	86,536	(576)	117,530

Long-term debt	155,268	257,556	(107,180)	305,644

Other liabilities	20,705	21,098	—	41,803

Minority interests	—	17,290	32,459	49,749

Stockholders’ equity	386,881	247,057	(218,335)	415,603

Total liabilities and stockholders’ equity	$594,424	$629,537	$(293,632)	$930,329

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

		Non-Participating	Consolidation	Consolidated
As of December 31, 2003	Guarantors	Investees	Adjustments	Total

Assets:

Current assets:

Cash and cash equivalents	$15,147	$13,372	$—	$28,519

Patient receivables, net	127	56,464	—	56,591

Other receivables	37,980	21,183	(38,995)	20,168

Inventories of supplies	279	8,745	—	9,024

Other	11,781	7,514	—	19,295

Total current assets	65,314	107,278	(38,995)	133,597

Property and equipment, net	36,044	312,587	(568)	348,063

Investments in affiliates	175,504	14,344	(157,744)	32,104

Intangible assets, net	184,314	158,378	(16,047)	326,645

Other	120,142	11,521	(101,563)	30,100

Total assets	$581,318	$604,108	$(314,917)	$870,509

Liabilities and Stockholders’ Equity:

Current liabilities:

Accounts payable	$1,396	$35,994	$(937)	$36,453

Accrued expenses	27,138	24,500	(1,245)	50,393

Current portion of long-term debt	1,763	16,146	(1,115)	16,794

Total current liabilities	30,297	76,640	(3,297)	103,640

Long-term debt	156,963	264,020	(133,033)	287,950

Other liabilities	18,998	23,308	—	42,306

Minority interests	—	11,403	34,555	45,958

Stockholders’ equity	375,060	228,737	(213,142)	390,655

Total liabilities and stockholders’ equity	$581,318	$604,108	$(314,917)	$870,509

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statements of Income:

		Non-Participating	Consolidation	Consolidated
Six Months Ended June 30, 2004	Guarantors	Investees	Adjustments	Total

Revenues	$46,301	$232,818	$(9,331)	$269,788

Operating expenses, excluding depreciation and amortization	28,398	169,966	(9,400)	188,964

Depreciation and amortization	5,331	12,767	—	18,098

Operating income	12,572	50,085	69	62,726

Interest expense, net	(5,753)	(9,301)	—	(15,054)

Other income (expense)	174	11	(155)	30

Income (loss) before minority interests	6,993	40,795	(86)	47,702

Minority interests in income of consolidated subsidiaries	—	(7,025)	(8,461)	(15,486)

Income (loss) before income taxes	6,993	33,770	(8,547)	32,216

Income tax expense	(8,987)	(2,715)	—	(11,702)

Net income (loss)	$(1,994)	$31,055	$(8,547)	$20,514

		Non-Participating	Consolidation	Consolidated
Six Months Ended June 30, 2003	Guarantors	Investees	Adjustments	Total

Revenues	$38,612	$181,159	$(6,168)	$213,603

Operating expenses, excluding depreciation and amortization	25,662	130,746	(6,873)	149,535

Depreciation and amortization	4,980	10,331	(4)	15,307

Operating income	7,970	40,082	709	48,761

Interest expense, net	(5,822)	(7,402)	—	(13,223)

Other expense	157	107	(155)	109

Income before minority interests	2,305	32,788	554	35,647

Minority interests in income of consolidated subsidiaries	—	(5,225)	(5,963)	(11,188)

Income (loss) before income taxes	2,305	27,563	(5,409)	24,459

Income tax expense	(6,912)	(2,252)	—	(9,164)

Net income (loss)	$(4,607)	$25,311	$(5,409)	$15,295

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
Six Months Ended June 30, 2004	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:

Net income (loss)	$(1,994)	$31,056	$(8,548)	$20,514

Changes in operating and intercompany assets and liabilities and noncash items included in net income(loss)	32,430	(20,159)	11,095	23,366

Net cash provided by operating activities	30,436	10,897	2,547	43,880

Cash flows from investing activities:

Purchases of property and equipment, net	(2,549)	(17,780)	—	(20,329)

Purchases of new businesses	(7,946)	(115)	—	(8,061)

Other items	(2,276)	3	—	(2,273)

Net cash used in investing activities	(12,771)	(17,892)	—	(30,663)

Cash flows from financing activities:

Long-term borrowings, net	(5,864)	7,030	—	1,166

Proceeds from issuance of common stock	5,256	—	—	5,256

Other items	(4,972)	2,547	(2,547)	(4,972)

Net cash provided by (used in) financing activities	(5,580)	9,577	(2,547)	1,450

Effect of exchange rate changes on cash	—	(24)	—	(24)

Net increase in cash	12,085	2,558	—	14,643

Cash at the beginning of the period	15,147	13,372	—	28,519

Cash at the end of the period	$27,232	$15,930	$—	$43,162

		Non-Participating	Consolidation	Consolidated
Six Months Ended June 30, 2003	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:

Net income (loss)	$(4,605)	$25,309	$(5,409)	$15,295

Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	10,174	(12,513)	32,000	29,661

Net cash provided by operating activities	5,569	12,796	26,591	44,956

Cash flows from investing activities:

Purchases of property and equipment, net	(3,281)	(17,439)	—	(20,720)

Purchases of new businesses	(13,549)	(21,758)	—	(35,307)

Other items	(4,257)	(3,144)	—	(7,401)

Net cash used in investing activities	(21,087)	(42,341)	—	(63,428)

Cash flows from financing activities:

Long-term borrowings, net	4,413	30,513	(26,591)	8,335

Proceeds from issuance of common stock	965	—	—	965

Other items	(3,766)	—	—	(3,766)

Net cash provided by (used in) financing activities	1,612	30,513	(26,591)	5,534

Effect of exchange rate changes on cash	—	(189)	—	(189)

Net increase (decrease) in cash	(13,906)	779	—	(13,127)

Cash at the beginning of the period	24,712	22,859	—	47,571

Cash at the end of the period	$10,806	$23,638	$—	$34,444

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(6)	Commitments and Contingencies

      As of June 30, 2004, the Company had issued guarantees of the indebtedness of its investees to third parties which could potentially require the Company to make maximum aggregate payments totaling approximately $29.2 million. Of the total, $14.8 million relates to the debt of consolidated subsidiaries, whose debt is included in the Company’s consolidated balance sheet, and the remaining $14.4 million relates to the debt of unconsolidated affiliated companies, whose debt is not included in the Company’s consolidated balance sheet. In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.1 million related to the guarantees the Company has issued to unconsolidated affiliates after December 31, 2002, and has not recorded any liabilities related to guarantees issued prior to January 1, 2003. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties.

(7)	Subsequent Events

      On July 1, 2004, the Company acquired a controlling interest in an ambulatory surgery center in Reading, Pennsylvania, for approximately $14.6 million in cash. The Company also has entered into a definitive agreement to acquire a company that owns controlling interests in five ambulatory surgery centers in greater Chicago, Illinois. Completion of the Chicago acquisition is pending receipt of regulatory approval, which is expected during the third quarter of 2004.

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

Forward-Looking Statements

      Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans,” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States and Western Europe; liability and other claims asserted against us; the highly competitive nature of the healthcare industry; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified personnel, including physicians, nurses and other health care professionals; our significant indebtedness; the availability of suitable acquisition and development opportunities and the length of time it takes to accomplish acquisitions and developments; our ability to integrate new businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks, and uncertainties discussed in this Quarterly Report on Form 10-Q. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

Overview

      We operate ambulatory surgery centers and private surgical hospitals in the United States and Western Europe. As of June 30, 2004, we operated 77 facilities, consisting of 65 in the United States, nine in Spain, and three in the United Kingdom. Most of our U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At June 30, 2004, we had agreements with 20 not-for-profit healthcare systems providing for the joint ownership of 38 of our 65 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of our U.S. facilities include physician owners.

      Our U.S. facilities, consisting of ambulatory surgery centers and private surgical hospitals (each are generally referred to herein as “short-stay surgical facilities”), specialize in non-emergency surgical cases, the volume of which has steadily increased over the past two decades due in part to advancements in medical technology. These facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we in turn earn a monthly fee from each facility we operate in exchange for managing its operations. Approximately 84% of our facilities are located in the U.S., where we have focused increasingly on adding facilities with not-for-profit healthcare system partners (“hospital partners”). From December 31, 2001 to June 30, 2004, 93% of the increase in the number of facilities we operate has occurred in the United States. The number of facilities we own jointly with not-for-profit healthcare systems doubled during this period, increasing from 19 to 38.

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

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions which impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, revenue recognition, income taxes, and intangible assets.

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

      Effective May 1, 2004, we acquired a controlling interest in an ambulatory surgery center in Austintown, Ohio, in which we had previously owned a noncontrolling interest, for $6.4 million in cash.

      We also engage in purchases and sales of noncontrolling interests in facilities we already operate and invest additional cash in surgical facilities under development. These transactions resulted in a net cash outflow of $1.7 million during the six months ended June 30, 2004.

      On July 1, 2004, we acquired a controlling interest in an ambulatory surgery center in Reading, Pennsylvania, for approximately $14.6 million in cash. We also have entered into a definitive agreement to acquire a company that owns controlling interests in five ambulatory surgery centers in greater Chicago,

Illinois. Completion of the Chicago acquisition is pending receipt of regulatory approval, which is expected during the third quarter of 2004.

Sources of Revenue

      Revenues primarily include the following:

•	net patient service revenue of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and administrative services revenue, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

•	our share of the net income or loss of the unconsolidated facilities that we account for under the equity method of accounting. These amounts are included in revenues as these operations are central to our business strategy. Through our contracts to manage these facilities, we have an active role in their operations. The level of our corporate resources devoted to fulfilling these responsibilities is significant and generally equal to that devoted to the operations of the facilities we consolidate for financial reporting purposes.

      The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net patient service revenue	88%	88%	88%	88%

Management and administrative services revenue	7	8	7	8

Equity in earnings of unconsolidated affiliates	4	3	4	3

Other income	1	1	1	1

Total revenues	100%	100%	100%	100%

      Equity in earnings of unconsolidated affiliates, which is our share of the net income of the facilities we do not consolidate for financial reporting purposes, increased as a percentage of our total revenues in the three months and six months ended June 30, 2004, as compared to the prior year periods. This increase reflects the overall improved profitability of these 33 facilities, 25 of which are operated jointly with not-for-profit healthcare systems. Our profit margins in these joint ventures have been better than in facilities without a hospital partner. Additionally, the majority of our newly constructed facilities, whose growth rates are faster than for more established facilities, are accounted for under the equity method. Our management and administrative services revenues are earned from the following types of activities (dollars in thousands):

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2004	2003	2004	2003

Management of surgical facilities	$4,485	$3,836	$9,187	$6,951

Consulting and other services provided to physicians and related entities	5,218	5,325	10,020	10,247

Total management and administrative service revenues	$9,703	$9,161	$19,207	$17,198

      The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Total revenues	$82,154	$56,051	$161,031	$102,588

Depreciation and amortization	3,629	2,761	6,933	5,248

Operating income	27,524	16,657	55,557	29,809

Interest expense, net	1,984	1,744	3,950	3,421

Net income	25,162	14,725	50,902	25,781

Long-term debt	89,656	82,079	89,656	82,079

USPI’s equity in earnings of unconsolidated affiliates	5,149	3,265	10,459	5,806

USPI’s imputed weighted average ownership percentage based on affiliates’ net income(1)	20.5%	22.2%	20.5%	22.5%

USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	23.5%	23.5%	23.5%	23.5%

Unconsolidated facilities operated at period end	33	29	33	29

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period.

      The following table summarizes our revenues by operating segment:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

United States	58%	59%	57%	59%

Western Europe	42	41	43	41

Total	100%	100%	100%	100%

      The proportion of our revenues earned in Western Europe was higher during the three months and six months ended June 30, 2004 than in the prior year period because we consolidate both of the overseas facilities we have acquired since December 31, 2002, whereas our U.S. acquisition and development activity, while involving more facilities, has more predominantly involved equity method facilities, for which our revenues are only impacted by our share of the underlying facilities’ net income and the management fees we earn from these facilities. Additionally, the dollar was weaker against the eurodollar and British pound in 2004 than in 2003, which had a favorable impact on our revenues in 2004.

Results of Operations

      The following table summarizes certain statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Total revenues	100%	100%	100%	100%

Operating expenses, excluding depreciation and amortization	70.2	69.8	70.0	70.0

Depreciation and amortization	6.8	7.1	6.7	7.2

Operating income	23.0	23.1	23.3	22.8

Minority interests in income of consolidated entities	5.4	5.5	5.7	5.2

Interest and other expense, net	5.6	5.9	5.7	6.1

Income before income taxes	12.0	11.7	11.9	11.5

Income tax expense	(4.3)	(4.4)	(4.3)	(4.3)

Net income	7.7	7.3	7.6	7.2

EBITDA less minority interests(a)	24.4	24.7	24.2	24.8

(a)	EBITDA is calculated as operating income plus depreciation and amortization. We use EBITDA and EBITDA less minority interests as analytical indicators for purposes of allocating resources and assessing performance. EBITDA is commonly used as an analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculation methods, EBITDA as presented by United Surgical Partners International may not be comparable to similarly titled measures of other companies.

      The following table reconciles EBITDA and EBITDA less minority interests to net income and to net cash provided by operating activities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income	$10,511	$8,173	$20,514	$15,295

Income tax expense	5,793	4,902	11,702	9,164

Interest and other nonoperating expense	7,677	6,563	15,024	13,114

Depreciation and amortization	9,219	7,870	18,098	15,307

EBITDA less minority interests	33,200	27,508	65,338	52,880

Minority interests in income of consolidated subsidiaries	7,336	6,178	15,486	11,188

EBITDA	40,536	33,686	80,824	64,068

Provision for doubtful accounts	1,895	1,994	4,190	3,542

Amortization of debt issue costs, discount, and deferred compensation	1,501	605	2,771	1,184

Interest and other nonoperating expense	(7,677)	(6,563)	(15,024)	(13,114)

Income tax expense	(5,793)	(4,902)	(11,702)	(9,164)

Equity in earnings of unconsolidated affiliates	(5,149)	(3,265)	(10,459)	(5,806)

Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses	(13,462)	4,886	(6,720)	4,246

Net cash provided by operating activities	$11,851	$26,441	$43,880	$44,956

      The key trends in our results of operations for the three months and six months ended June 30, 2004 continued to be increases in revenue, operating margins and overall profitability. The increases in revenue are driven most significantly by growth in our existing facilities. Facilities that we owned during both the three month and six month periods ended June 30, 2004 and the three month and six month periods ended June 30, 2003 (“same store facilities”) continued the trend from earlier years of performing more surgical cases than in the prior year, and our facilities also received higher rates of reimbursement per case, on average, than in the prior year. As in 2003, these increases in revenues outpaced increases in operating expenses, resulting in improved operating margins at the majority of our facilities. During the second quarter of 2004, the personnel and facility costs of recently opened or expanded facilities, which in their initial months of operations have little revenue to offset personnel and facility costs, were significant enough to cause our overall operating margins to decline slightly compared to the prior year period.

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

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004(1)	2004(1)

United States facilities:

Net revenue	20%	24%

Surgical cases	8%	9%

Net revenue per case(2)	11%	15%

Western Europe facilities:

Net revenue using actual exchange rates	22%	26%

Net revenue using constant exchange rates(3)	14%	13%

(1)	Growth in same store facilities, compared to three and six months ended June 30, 2003.

(2)	Net revenue per case of our ambulatory surgery centers grew at a rate of 5% and 9% for the three months and six months ended June 30, 2004, respectively, as compared to the corresponding prior year periods. Adding our six same store surgical hospitals, which on average perform more complex cases than ambulatory surgery centers, increases the growth to 11% and 15% for the three month and six month periods, respectively.

(3)	Measures current year using prior year exchange rates.

      The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (“de novos”) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. We also have selectively added facilities in Western Europe through acquisition and construction. The following table summarizes our facilities as of June 30, 2004 and 2003:

	June 30,

	2004	2003

Hospital partners	20	12

United States facilities(1):

With a hospital partner	38	28

Without a hospital partner	27	28

Total U.S. facilities	65	56

Western Europe facilities	12	12

Total facilities operated	77	68

Change from June 30, 2003:

De novo (newly constructed)	8

Acquisition	1

Total	9

(1)	At June 30, 2004, physicians own a portion of all of these facilities.

      Operating expenses have increased at lower rates than revenue, resulting in improved operating margins at most of our facilities. This relationship results from the double digit percentage growth in the same store revenues exceeding the volume-driven and inflation-driven increases in most operating expenses, including the costs of personnel, supplies, and facility costs, and also, we believe, from our implementing USPI’s EDGE in newly acquired facilities, which we believe improves operating efficiencies. The following table summarizes changes in our same store EBITDA margins (1), comparing the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004(1)		2004(1)

United States facilities:

With a hospital partner	530	bps	740	bps

Without a hospital partner	(50)		60

Total U.S. facilities	380		560

Western Europe facilities(2)	(110	)bps	(270	)bps

(1)	EBITDA margin is calculated as EBITDA divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or Western Europe because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	Uses 2003 exchange rates for both years. The decrease was a result of three expansion projects in Western Europe which generated lower margins during their construction and initial operations than our overall business in Western Europe.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      Revenues increased by $24.5 million, or 22.0%, to $136.1 million for the three months ended June 30, 2004 from $111.6 million for the three months ended June 30, 2003. Of this increase in revenues, $16.0 million was contributed by same store facilities, $4.3 million was contributed by newly constructed or acquired facilities, and $4.2 million was due to exchange rate fluctuations. The same store increase was primarily driven by a $9.0 million increase in revenue earned at or from U.S. facilities, which performed approximately 8% more surgical cases and received an average of approximately 11% more per case during the three months ended June 30, 2004 than in the corresponding prior year period. The revenues of same store Western Europe facilities, when measured using 2003 exchange rates for both periods, were $7.0 million higher during the three months ended June 30, 2004 than in the corresponding prior year period. Facilities acquired since December 31, 2002, and thus not owned for the same number of months in the first quarters of 2004 and 2003, contributed net additional revenues in the three months ended June 30, 2004 of $4.3 million. The U.S. dollar being weaker relative to the eurodollar and British pound in 2004 resulted in an $4.2 million increase in revenues.

      Operating expenses, excluding depreciation and amortization, increased by $17.7 million, or 22.7%, to $95.5 million for the three months ended June 30, 2004 from $77.9 million for the three months ended June 30, 2003. While same store margins improved from the prior year, our overall operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased to 70.2% for the three months ended June 30, 2004 from 69.8% for the three months ended June 30, 2003, primarily as a consequence of our opening eight de novo facilities and significantly expanding other facilities in the twelve month period ending June 30, 2004. These new and newly expanded facilities hire staff and become fully equipped for a relatively high number of surgical cases in their initial months of operations, but the case volumes are not high enough initially to result in operating margins that are as favorable as those generated by our more mature facilities.

      Operating income increased $5.5 million, or 21.3%, to $31.3 million for the three months ended June 30, 2004 from $25.8 million for the three months ended June 30, 2003. Operating income, as a percentage of revenues, decreased slightly to 23.0% for the three months ended June 30, 2004 from 23.1% for the three months ended June 30, 2003, primarily as a result of improved operating margins at our same store facilities being offset by the lower margins generated at our recently opened facilities.

      Depreciation and amortization increased $1.3 million, or 17.1%, to $9.2 million for the three months ended June 30, 2004 from $7.9 million for the three months ended June 30, 2003, primarily as a result of additional depreciation on tangible assets added through expansions of our facilities. Depreciation and amortization, as a percentage of revenues, decreased to 6.8% for the three months ended June 30, 2004 from 7.1% for the three months ended June 30, 2003 due to our increased revenue.

      Interest expense, net of interest income, increased 15.5% to $7.7 million for the three months ended June 30, 2004 from $6.7 million for the three months ended June 30, 2003 primarily as a result of our borrowing a portion of the costs of acquiring, developing, and expanding facilities.

      Net income was $10.5 million for the three months ended June 30, 2004 compared to $8.2 million for the three months ended June 30, 2003. This $2.3 million improvement primarily results from the increased revenues discussed above.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      Revenues increased by $56.2 million, or 26.3%, to $269.8 million for the six months ended June 30, 2004 from $213.6 million for the six months ended June 30, 2003. Of this increase in revenues, $32.3 million was contributed by same store facilities, $11.6 million was contributed by newly constructed or acquired facilities, and $12.3 million was due to exchange rate fluctuations. The same store increase was primarily driven by a $19.6 million increase in revenue earned at or from U.S. facilities, which performed approximately 9% more surgical cases and received an average of approximately 15% more per case during the six months ended June 30, 2004 than in the corresponding prior year period. The revenues of same store Western Europe facilities, when measured using 2003 exchange rates for both periods, were $12.7 million higher during the six months ended June 30, 2004 than in the corresponding prior year period. Facilities acquired since December 31, 2002, and thus not owned for the same number of months in the first quarters of 2004 and 2003, contributed net additional revenues in the six months ended June 30, 2004 of $11.6 million. The U.S. dollar being weaker relative to the eurodollar and British pound in 2004 resulted in an $12.3 million increase in revenues.

      Operating expenses, excluding depreciation and amortization, increased by $39.4 million, or 26.4%, to $189.0 million for the six months ended June 30, 2004 from $149.5 million for the six months ended June 30, 2003. While same store margins improved from the prior year, our overall operating expenses, excluding depreciation and amortization, remained flat as a percentage of revenues. The improvement in the margins of our same store facilities was offset by the lower margins earned at facilities we recently opened or expanded.

      Operating income increased $14.0 million, or 28.6%, to $62.7 million for the six months ended June 30, 2004 from $48.8 million for the six months ended June 30, 2003. Operating income, as a percentage of revenues, increased to 23.3% for the six months ended June 30, 2004 from 22.8% for the six months ended June 30, 2003, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue.

      Depreciation and amortization increased $2.8 million, or 18.2%, to $18.1 million for the six months ended June 30, 2004 from $15.3 million for the six months ended June 30, 2003, primarily as a result of additional depreciation on tangible assets added through acquisitions and expansions of our facilities. Depreciation and amortization, as a percentage of revenues, decreased to 6.7% for the six months ended June 30, 2004 from 7.2% for the six months ended June 30, 2003 due to our increased revenue.

      Interest expense, net of interest income, increased 13.8% to $15.1 million for the six months ended June 30, 2004 from $13.2 million for the six months ended June 30, 2003 primarily as a result of our borrowing a portion of the costs of acquiring, developing, and expanding facilities.

      Net income was $20.5 million for the six months ended June 30, 2004 compared to $15.3 million for the six months ended June 30, 2003. This $5.2 million improvement primarily results from the increased revenues and improved operating efficiencies and economies of scale related to expenses discussed above.

Liquidity and Capital Resources

      During the six months ended June 30, 2004, the Company generated $43.9 million of cash flows from operating activities as compared to $45.0 million during the six months ended June 30, 2003. The prior year period included the collection of $7.0 million of receivables advances as a result of the Company modifying its relationships with the OrthoLink physicians. Excluding this amount, cash flows from operating activities increased $5.9 million, or 16%, from the prior year period.

      During the six months ended June 30, 2004, the Company’s net cash required for investing activities was $30.7 million, consisting primarily of $20.3 million for the purchase of property and equipment, $6.4 million to acquire a majority interest in a surgery center in Austintown, Ohio and $1.7 million for the purchase of equity interests. The $1.7 million primarily consists of the investment of cash in unconsolidated affiliates that are constructing new surgical facilities. Approximately $8.3 million of the property and equipment purchases related to ongoing development and expansion projects and the remaining $12.0 million represents purchases of equipment at existing facilities. The $30.7 million of cash required for investing activities was funded primarily with cash flows from operations and additionally through borrowings by individual facilities. Net cash used in financing activities during the six months ended June 30, 2004 totaled $1.5 million. Cash and cash equivalents were $43.2 million at June 30, 2004 as compared to $28.5 million at December 31, 2003, and net working capital was $44.7 million at June 30, 2004 as compared to $30.0 million at December 31, 2003.

      In November 2002, we entered into a revolving credit facility with a group of commercial lenders providing us with the ability to borrow up to $115.0 million for acquisitions and general corporate purposes in the United States and Spain or for the funding of any new subsidiary that becomes a guarantor of the facility. Under the terms of the facility, we may invest up to a total of $25.0 million in subsidiaries that are not guarantors, including subsidiaries in the United Kingdom. Borrowings under our credit facility mature on November 7, 2005. As of June 30, 2004, no amounts were outstanding under this facility and $50.1 million was available for borrowing based on actual reported consolidated financial results. Maximum availability under the facility is based upon pro forma EBITDA including EBITDA from acquired entities. Assuming historical purchase multiples of annual EBITDA of potential acquisition targets, approximately $69.5 million would be available for borrowing to finance acquisitions as of June 30, 2004, of which none was drawn at June 30, 2004. Our credit facility agreement and the indenture governing our Senior Subordinated Notes contain various restrictive covenants, including covenants that limit our ability and the ability of certain of our subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock.

      Our credit agreement in the United Kingdom provides for total borrowings of £52.0 million (approximately $94.3 million as of June 30, 2004) under four separate facilities. At June 30, 2004, total outstanding borrowings under this credit agreement were approximately $64.6 million which represents total borrowings net of scheduled repayments of $17.5 million that have been made under the agreement, and approximately $12.2 million was available for borrowing, primarily for capital projects specified in the agreement. Borrowings under the United Kingdom credit facility bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. We pledged the capital stock of our U.K. subsidiaries to secure borrowings under the United Kingdom credit facility. We were in compliance with all covenants under our credit agreements as of June 30, 2004.

      Our contractual cash obligations as of June 30, 2004 may be summarized as follows:

	Payments Due by Period (In Thousands)

		Within	1 to 3	4 to 5	Beyond
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Long term debt obligations (principal plus interest)(1):

Senior Subordinated Notes	$262,500	$15,000	$30,000	$30,000	$187,500

U.S. credit facility(2)	775	572	203	—	—

U.K. credit facility	80,331	7,788	20,123	22,748	29,672

Loans from former owners of subsidiaries	439	278	161	—	—

Other debt at operating subsidiaries	38,773	10,542	11,473	5,960	10,798

Capitalized lease obligations:

U.S. operating subsidiaries	84,424	10,017	11,567	8,100	54,740

Western Europe operating subsidiaries	93,103	4,664	8,659	8,511	71,269

Operating lease obligations:

U.S. operating subsidiaries	55,640	8,331	15,089	12,462	19,758

Western Europe operating subsidiaries	11,631	1,823	3,005	2,232	4,571

Total contractual cash obligations	$627,616	$59,015	$100,280	$90,013	$378,308

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the June 30, 2004 rates applicable to each debt instrument.

(2)	The amounts shown for the U.S. credit facility are the commitment fees assuming no amounts are drawn under the agreement. If we draw amounts under this agreement, the commitment fees would be less but we would incur cash obligations related to interest and principal repayments.

      Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $114.6 million at June 30, 2004, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 77.0% at June 30, 2004. Additionally, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements. At June 30, 2004, the total obligations of these unconsolidated affiliates under debt and capital lease obligations was approximately $82.9 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt and capitalized lease obligations, of these unconsolidated affiliates was 23.5% at June 30, 2004. USPI or one of its wholly owned subsidiaries had collectively guaranteed $14.4 million in total debt and capital lease obligations of our unconsolidated affiliates as of June 30, 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime, LIBOR or Euribor. At June 30,

2004, $149.0 million of our total outstanding notes payable was the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $7.1 million was in other fixed rate instruments and the remaining $90.8 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of $0.9 million. The Senior Subordinated Notes, which represent 95% of our total fixed rate debt at June 30, 2004, are considered to have a fair value, based upon recent trading, of $168.9 million, which is approximately $19.9 million higher than the carrying value at June 30, 2004.

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

      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      From time to time, we may be named as a party to legal claims and proceedings in the ordinary course of business. We are not aware of any claims or proceedings against us or our subsidiaries that might have a material adverse impact on us.

Item 4.	Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on April 28, 2004, the following proposals were submitted to stockholders with the following results:

      1. Election of Class III directors of the Company to hold office until the Annual Meeting of Stockholders of the Company in 2007 and until their respective successors are elected and qualified or until their earlier death, resignation, or removal from office, as follows:

	Number of Shares

	For	Withheld

Donald E. Steen	23,375,386	229,046

Thomas L. Mills	23,224,549	379,883

Boone Powell, Jr.	23,449,060	155,372

Paul B. Queally	23,341,740	262,692

      2. Ratification of the selection of KPMG LLP as the independent accountants of the Company for the fiscal year ending December 31, 2004:

Number of Shares

For	23,187,890

Against	411,031

Abstain	5,511

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

3.1		Second Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
4.1		Form of Common Stock Certificate (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
4.2		Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

      (b) Reports on Form 8-K:

      The Company furnished a report on Form 8-K dated April 5, 2004, pursuant to Regulation FD, containing a copy of materials dated April 2004 and prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

      The Company furnished a report on Form 8-K dated April 6, 2004, pursuant to Regulation FD, containing a news release announcing the formation of a joint venture between the Company and McLaren Health Care Corporation.

      The Company furnished a report on Form 8-K dated April 15, 2004, pursuant to Regulation FD, containing a news release describing the expansion of the Company’s relationships with not-for-profit hospital systems.

      The Company furnished a report on Form 8-K dated April 23, 2004, pursuant to Regulation FD, containing a news release announcing the formation of a joint venture between the Company and Adventist Health System.

      The Company filed a report on Form 8-K dated April 28, 2004, pursuant to Item 12 of Form 8-K, containing a news release announcing the Company’s results of operations for the quarter ended March 31, 2004.

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

John J. Wellik
Senior Vice President, Accounting
and Administration, and Secretary
(Principal Accounting Officer)

Date: July 28, 2004

EXHIBIT INDEX

3.1		Second Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
4.1		Form of Common Stock Certificate (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
4.2		Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company’s Annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein be reference).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.