Form 10-Q
period 2004-09-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2004-11-04
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-32837

United Surgical Partners International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2749762
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

15305 Dallas Parkway, Suite 1600	75001
Addison, Texas	(Zip Code)
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

      At November 2, 2004 there were 28,490,522 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited — in thousands, except per share amounts)

	September 30, 2004	December 31, 2003

ASSETS
Cash and cash equivalents	$204,773	$28,519
Patient receivables, net of allowance for doubtful accounts of $5,942 and $8,838, respectively	32,715	56,591
Other receivables	14,229	20,168
Inventories of supplies	6,490	9,024
Deferred tax asset, net	8,704	6,747
Prepaids and other current assets	4,611	12,548

Total current assets	271,522	133,597
Property and equipment, net	240,358	348,063
Investments in affiliates	40,112	32,104
Intangible assets, net	312,771	326,645
Other assets	28,985	30,100

Total assets	$893,748	$870,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$13,128	$36,453
Accrued salaries and benefits	21,583	19,609
Income taxes payable	25,998	2,921
Due to affiliates	9,302	5,490
Accrued interest	5,608	1,739
Current portion of long-term debt	14,253	16,794
Other accrued expenses	14,775	20,634

Total current liabilities	104,647	103,640
Long-term debt, less current portion	258,437	287,950
Other long-term liabilities	2,191	8,327
Deferred tax liability, net	29,902	33,979

Total liabilities	395,177	433,896
Minority interests	43,926	45,958
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 28,454 and 27,705 shares issued at September 30, 2004 and December 31, 2003, respectively	285	277
Additional paid-in capital	343,232	330,519
Treasury stock, at cost, 31 and 52 shares at September 30, 2004 and December 31, 2003, respectively	(647)	(986)
Deferred compensation	(7,823)	(4,548)
Receivables from sales of stock	—	(1)
Accumulated other comprehensive income, net of tax	9,556	32,852
Retained earnings	110,042	32,542

Total stockholders’ equity	454,645	390,655

Total liabilities and stockholders’ equity	$893,748	$870,509

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net patient service revenue	$87,179	$67,598	$251,934	$198,148
Management and administrative services revenue	9,089	9,482	28,296	26,681
Equity in earnings of unconsolidated affiliates	3,622	4,624	14,081	10,429
Other income	289	365	665	1,013

Total revenue	100,179	82,069	294,976	236,271
Salaries, benefits, and other employee costs	25,304	18,798	71,973	53,601
Medical services and supplies	16,144	12,231	45,875	35,361
Other operating expenses	18,292	15,472	52,477	43,938
General and administrative expenses	6,402	6,339	20,351	18,579
Provision for doubtful accounts	2,226	1,941	5,824	5,057
Depreciation and amortization	6,924	5,883	19,823	16,662

Total operating expenses	75,292	60,664	216,323	173,198

Operating income	24,887	21,405	78,653	63,073
Interest income	278	274	662	734
Interest expense	(6,927)	(6,373)	(20,169)	(18,375)
Loss on early termination of credit facility (Note 5)	(1,635)	—	(1,635)	—
Other	175	589	205	697

Total other expense, net	(8,109)	(5,510)	(20,937)	(16,944)
Income before minority interests	16,778	15,895	57,716	46,129
Minority interests in income of consolidated subsidiaries	(6,495)	(5,700)	(21,556)	(16,614)

Income from continuing operations before income taxes	10,283	10,195	36,160	29,515
Income tax expense	(3,548)	(3,834)	(13,003)	(11,084)

Income from continuing operations	6,735	6,361	23,157	18,431
Discontinued operations, net of tax (Note 2):
Income (loss) from discontinued operations	(14)	(785)	4,078	2,440
Net gain on disposal of Spanish operations	50,263	—	50,263	—

Total earnings (loss) from discontinued operations	50,249	(785)	54,341	2,440

Net income	$56,984	$5,576	$77,498	$20,871

Net income per share attributable to common stockholders
Basic:
Continuing operations	$0.24	$0.23	$0.83	$0.68
Discontinued operations	1.79	(0.02)	1.95	0.09

Total	$2.03	$0.21	$2.78	$0.77

Diluted:
Continuing operations	$0.23	$0.22	$0.79	$0.66
Discontinued operations	1.71	(0.02)	1.86	0.08

Total	$1.94	$0.20	$2.65	$0.74

Weighted average number of common shares
Basic	28,023	27,151	27,870	27,088
Diluted	29,329	28,398	29,257	28,033

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited — in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income	$56,984	$5,576	$77,498	$20,871
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	591	2,030	(2,584)	13,743
Net unrealized gains on securities	27	57	70	72
Reclassifications due to sale of Spanish operations:
Foreign currency translation adjustments	(20,563)	—	(20,563)	—
Net unrealized gains on securities	(219)	—	(219)	—

Other comprehensive income (loss)	(20,164)	2,087	(23,296)	13,815

Comprehensive income	$36,820	$7,663	$54,202	$34,686

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

	Nine Months Ended
	September 30,

	2004	2003

Cash flows from operating activities:
Income from continuing operations	$23,157	$18,431
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	5,824	5,057
Depreciation and amortization	19,823	16,662
Amortization of debt issue costs and discount	1,592	1,364
Deferred income tax expense	2,567	8,352
Loss on early termination of credit facility	1,635	—
Equity in earnings of unconsolidated affiliates	(14,081)	(10,429)
Minority interests in income of consolidated subsidiaries	21,556	16,614
Equity-based compensation	2,567	2,119
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(5,762)	(8,427)
Other receivables	3,789	24,122
Inventories of supplies, prepaids and other current assets	1,078	3,464
Accounts payable and other current liabilities	12,477	(300)
Long-term liabilities	351	(5,561)

Net cash provided by operating activities	76,573	71,468

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(40,735)	(37,791)
Proceeds from sale of Spanish operations	163,205	—
Purchases of property and equipment	(16,802)	(17,687)
Increase in deposits and notes receivable	(1,926)	(4,257)

Net cash provided by (used in) investing activities	103,742	(59,735)

Cash flows from financing activities:
Proceeds from long-term debt	17,923	39,392
Payments on long-term debt	(22,672)	(39,286)
Proceeds from issuances of common stock	6,473	2,030
Distributions on investments in affiliates	(7,533)	(5,649)

Net cash used in financing activities	(5,809)	(3,513)

Net cash provided by (used in) discontinued operations	1,516	(10,178)

Effect of exchange rate changes on cash	232	(223)

Net increase (decrease) in cash and cash equivalents	176,254	(2,181)
Cash and cash equivalents at beginning of period	28,519	47,571

Cash and cash equivalents at end of period	$204,773	$45,390

Supplemental information:
Interest paid	$18,190	$16,270
Income taxes paid	6,631	4,827
Non-cash transactions:
Assets acquired under capital lease obligations	$22,750	$2,712
Issuance of common stock for service contracts	—	254
Issuance of common stock to employees	4,711	2,881

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

(a) Description of Business

      United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Europe. At September 30, 2004, USPI, headquartered in Dallas, Texas, operated 74 short-stay surgical facilities. Of these 74 facilities, USPI consolidates the results of 36, accounts for 37 under the equity method, and holds no ownership in the remaining facility, which is operated by USPI under a management contract. USPI operates in two countries, with 71 of its 74 facilities located in the United States of America; the remaining three facilities are located in the United Kingdom. Most of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At September 30, 2004, the Company had agreements with 20 not-for-profit healthcare systems providing for joint ownership of 43 of the Company’s 71 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

      Through its majority-owned subsidiary Global Healthcare Partners Limited (Global), incorporated in England, USPI manages and wholly owns three private surgical hospitals in the greater London area.

      During September 2004, the Company completed the sale of its Spanish operations (Note 2). At the time of the sale, the Company managed and owned a majority interest in eight private surgical hospitals and one ambulatory surgery center in Spain.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options under SFAS No. 123, USPI’s net income would have been the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income:
As reported	$56,984	$5,576	$77,498	$20,871
Add: Total stock-based employee compensation expense included in reported net income, net of taxes	569	618	1,669	1,377
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,688)	(1,648)	(4,985)	(4,478)

Pro forma	$55,865	$4,546	$74,182	$17,770

Basic earnings per share
As reported	$2.03	$0.21	$2.78	$0.77
Pro forma	1.99	0.17	2.66	0.66
Diluted earnings per share
As reported	$1.94	$0.20	$2.65	$0.74
Pro forma	1.90	0.16	2.54	0.63

      The fair values in the table above were estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: risk-free interest rates ranging from 2.1% to 6.3%, expected dividend yield of zero, expected volatility of the market price of the Company’s common stock of 40%, and an expected life of the option ranging from three to five years.

      Total stock-based employee compensation expense included in net income, as reported, primarily consists of expense under the Company’s Deferred Compensation Plan, grants of restricted stock to employees, and continued amortization of expense related to a December 2000 grant of stock options at a price lower than the current market price at the date of grant. The compensation amounts related to these grants are being amortized into expense over the estimated service periods.

      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

(2)	Sale of Spanish Operations

      On July 29, 2004, the Company entered into an agreement to sell its Spanish operations, consisting of the Company’s 97% share of its Spanish holding company, United Surgical Partners Europe, S.L. (USPE), which holds ownership interests in and manages nine short-stay surgical facilities in Spain. The Company’s Spanish operations, historically included in the Company’s Western Europe segment, represented a “component” of USPI, as that term is defined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), and USPI will have no significant continuing involvement in the operations. Accordingly, the results of the company’s Spanish operations and sale of USPE are reported as “discontinued operations” in the accompanying consolidated statements of income.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the terms of the sale, USPI sold its entire 97% interest in USPE to a Spanish investment group. Total proceeds of the sale were approximately $192.9 million, of which approximately $18.1 million was deferred (the Reinvestment). After estimated costs of the sale of approximately $7.7 million and net of the $3.9 million of cash the Company’s Spanish subsidiaries held at the date of sale, the net cash proceeds to USPI in September 2004 totaled $163.2 million. The Company has recorded a gain on the disposal transaction of approximately $72.5 million, which nets to $50.3 million after sale-related income taxes the Company expects to pay during the fourth quarter of 2004. The sales price and resultant gain and tax liability are subject to final adjustment, expected during the fourth quarter of 2004. In addition, the Company indemnified the buyers against tax and other contingencies, one of which is considered reasonably possible of requiring a payment by the Company in the future, as discussed more fully in Note 8. Final determination of the sales price, in the form of final working capital true-ups, is expected during the fourth quarter, as is the final determination of the income tax expense arising from the sale.

      To account for the Reinvestment, USPI carries a noncurrent note receivable from the buyers of $18.1 million at September 30, 2004, included in other assets in the accompanying consolidated balance sheet, which represents the portion of the sales price that, by agreement with the buyers, will be collected in January 2007 (the Maturity Date). This deferred sales price represents the present value of the $19.8 million payment (the Maturity Value) that the Company will receive at the Maturity Date when it (a) receives € 16.0 million from the buyers and (b) uses that amount to purchase $19.8 million under a forward currency exchange contract the Company has entered into with a currency broker to hedge the Company’s exposure to currency exchange rate fluctuations prior to January 2007. USPI will accrete this note receivable to the Maturity Value by recording interest income monthly at a rate of approximately 4%.

      The Reinvestment contractually is structured as a subsidiary of USPI holding a 15% ownership interest in the buyer. However, USPI has assigned its voting, dividend, and other participation rights to the buyer, and the terms of the Reinvestment call for the shares to be surrendered to the buyer in January 2007 in exchange for € 16.0 million, the collection of which is guaranteed by a bank. Accordingly, USPI has no continuing involvement in the Spanish operations and has treated the deferral of this amount as a financing and the disposal as a discontinued operation.

      In accordance with the requirements of SFAS No. 144, the Company has reclassified its historical results of operations to remove the Spanish operations from its revenues and expenses on the accompanying income statements, collapsing the net income related to the Spanish operations into a single line, “income (loss) from discontinued operations.” The gain on the sale is recorded separately. The following table summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues(1)	$24,087	$26,751	$99,078	$86,152
Income (loss) from discontinued operations before income taxes	$(34)	$(1,085)	$6,305	$4,054
Income tax (expense) benefit	20	300	(2,227)	(1,614)

Income (loss) from discontinued operations(1)	$(14)	$(785)	$4,078	$2,440

Gain on sale of discontinued operations before income taxes	$72,493	—	$72,493	—
Income tax expense	(22,230)	—	(22,230)	—

Net gain on sale of discontinued operations	$50,263	$—	$50,263	$—

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Earnings (loss) per diluted share:
Income (loss) from discontinued operations	$—	$(0.02)	$0.14	$0.08
Gain on sale of discontinued operations	1.71	—	1.72	—

Total	$1.71	$(0.02)	$1.86	$0.08

(1)	2004 amounts are prior to September 9, 2004, the effective date of the sale of the Spanish operations.

(3)	Acquisitions and Equity Method Investments

      Effective January 1, 2004, the Company acquired a controlling interest in an ambulatory surgery center in Torrance, California in which the Company had previously owned a noncontrolling interest. The $9.8 million cost was paid in cash in December 2003 and was included in other noncurrent assets at December 31, 2003.

      Effective May 1, 2004, the Company acquired a controlling interest in an ambulatory surgery center in Austintown, Ohio, in which the Company had previously owned a noncontrolling interest, for $6.4 million in cash.

      Effective July 1, 2004, the Company acquired a controlling interest in an ambulatory surgery center in Reading, Pennsylvania, for $14.6 million in cash.

      Effective August 1, 2004, the Company acquired a controlling interest in an ambulatory surgery center in Dallas, Texas which the Company had previously owned a noncontrolling interest, for $3.2 million in cash.

      Following are the unaudited pro forma results for the three months and nine months ended September 30, 2004 and 2003 as if the acquisitions discussed above had occurred on January 1 of each year (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net revenues	$100,690	$87,724	$303,546	$253,079
Income from continuing operations	6,745	7,254	24,126	20,900
Diluted earnings per share from continuing operations	$0.23	$0.26	$0.82	$0.75

      The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the nine months ended September 30, 2004, these transactions resulted in a net cash outflow of $16.5 million, of which the most significant transaction was the acquisition of noncontrolling interests in a surgical hospital and an ambulatory surgery center in Oklahoma City, Oklahoma, for $13.3 million in cash.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information for the Company’s equity method investees on a combined basis was as follows (income statement amounts are in thousands and reflect 100% of the investees’ results on an aggregated basis):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Unconsolidated facilities operated at period end	37	32	37	32
Income statement information
Revenues	$80,251	$65,443	$241,281	$168,417
Operating income	21,104	22,780	76,662	52,664
Net income	18,270	20,729	69,172	46,573

(4)	Earnings Per Share

      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding options, warrants and restricted stock, except where such effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income attributable to common shareholders:
Continuing operations	$6,735	$6,361	$23,157	$18,431
Discontinued operations	50,249	(785)	54,341	2,440

Total	$56,984	$5,576	$77,498	$20,871

Weighted average common shares outstanding	28,023	27,151	27,870	27,088
Effect of dilutive securities:
Stock options	1,186	925	1,267	648
Warrants and restricted stock	120	322	120	297

Shares used for diluted earnings per share	29,329	28,398	29,257	28,033

Basic earnings per share:
Continuing operations	$0.24	$0.23	$0.83	$0.68
Discontinued operations	1.79	(0.02)	1.95	0.09

Total	$2.03	$0.21	$2.78	$0.77

Diluted earnings per share:
Continuing operations	$0.23	$0.22	$0.79	$0.66
Discontinued operations	1.71	(0.02)	1.86	0.08

Total	$1.94	$0.20	$2.65	$0.74

(5)	Long-Term Debt

      On September 27, 2004, the Company terminated its primary U.S. revolving credit facility, under which no amounts were outstanding. The Company’s management initiated this termination in advance of

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the scheduled maturity date of November 2005 given the Company’s ongoing positive operating cash flows coupled with the receipt of approximately $163.2 million in cash related to the sale of the Spanish operations. Accordingly, the Company wrote off approximately $1.6 million ($1.1 million after the related tax benefit) in unamortized debt issue costs during the third quarter of 2004.

(6)	Segment Disclosures

      Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. USPI’s business is the operation of surgery centers, private surgical hospitals and related businesses in the United States and the United Kingdom. USPI’s chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgical facilities for assessing performance and allocating resources both domestically and abroad. Accordingly, USPI’s reportable segments consist of (1) U.S. based facilities and (2) United Kingdom based facilities. Prior to the Company’s September 2004 sale of its Spanish operations, the Company operated in two segments: the United States and Western Europe. The Western Europe segment consisted of operations in Spain and the United Kingdom. As a result of the sale of its Spanish operations, the Company’s non-U.S. segment now consists solely of its operations in the United Kingdom. Accordingly, all amounts related to the Spanish operations have been removed from all periods presented in the Company’s segment disclosures.

	United	United
Three Months Ended September 30, 2004 (unaudited)	States	Kingdom	Total

Net patient service revenue	$65,860	$21,319	$87,179
Other revenue	13,000	—	13,000

Total revenues	$78,860	$21,319	$100,179

Depreciation and amortization	$5,186	$1,738	$6,924
Operating income	21,142	3,745	24,887
Net interest expense	(5,766)	(883)	(6,649)
Income tax expense	(2,957)	(591)	(3,548)
Total assets	706,174	187,574	893,748
Capital expenditures	4,596	1,823	6,419

	United	United
Three Months Ended September 30, 2003 (unaudited)	States	Kingdom	Total

Net patient service revenue	$52,598	$15,000	$67,598
Other revenue	14,471	—	14,471

Total revenues	$67,069	$15,000	$82,069

Depreciation and amortization	$4,554	$1,329	$5,883
Operating income	19,463	1,942	21,405
Net interest expense	(5,346)	(753)	(6,099)
Income tax expense	(3,427)	(407)	(3,834)
Total assets	444,766	150,822	595,588
Capital expenditures	2,929	1,241	4,170

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United	United
Nine Months Ended September 30, 2004 (unaudited)	States	Kingdom	Total

Net patient service revenue	$188,983	$62,951	$251,934
Other revenue	43,042	—	43,042

Total revenues	$232,025	$62,951	$294,976

Depreciation and amortization	$14,790	$5,033	$19,823
Operating income	67,581	11,072	78,653
Net interest expense	(16,525)	(2,982)	(19,507)
Income tax expense	(11,216)	(1,787)	(13,003)
Total assets	706,174	187,574	893,748
Capital expenditures	31,646	7,337	38,983

	United	United
Nine Months Ended September 30, 2003 (unaudited)	States	Kingdom	Total

Net patient service revenue	$155,095	$43,053	$198,148
Other revenue	38,123	—	38,123

Total revenues	$193,218	$43,053	$236,271

Depreciation and amortization	$13,203	$3,459	$16,662
Operating income	55,965	7,108	63,073
Net interest expense	(15,778)	(1,863)	(17,641)
Income tax expense	(9,716)	(1,368)	(11,084)
Total assets	444,766	150,822	595,588
Capital expenditures	9,970	10,429	20,399

(7)	Condensed Consolidating Financial Statements

      The following information is presented as required by regulations of the Securities and Exchange Commission in connection with the Company’s publicly traded Senior Subordinated Notes. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The $150 million 10% Senior Subordinated Notes due 2011 were issued in a private offering on December 19, 2001 and subsequently registered as publicly traded securities through a Form S-4 effective January 15, 2002 by USPI’s wholly owned finance subsidiary, United Surgical Partners Holdings, Inc. (USPH), which was formed in 2001. The notes are guaranteed by USPI, which does not have independent assets or operations, and USPI’s wholly owned subsidiaries domiciled in the United States. USPI’s investees in the United Kingdom are not guarantors of the obligation, nor were USPI’s investees in Spain. USPI’s investees in the United States in which USPI owns less than 100% are not guarantors of the obligation. The financial positions and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship at the end of the period presented, except for the Company’s Spanish operations,

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which have been classified as discontinued operations in the condensed consolidated statements of income shown below.

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of September 30, 2004	Guarantors	Investees	Adjustments	Total

Assets:
Current assets:
Cash and cash equivalents	$193,697	$11,076	—	$204,773
Patient receivables, net	166	32,549	—	32,715
Other receivables	—	126,444	(112,215)	14,229
Inventories of supplies	212	6,278	—	6,490
Other	11,147	2,168	—	13,315

Total current assets	205,222	178,515	(112,215)	271,522
Property and equipment, net	31,386	208,972	—	240,358
Investments in affiliates	230,563	1,308	(191,759)	40,112
Intangible assets, net	217,544	110,136	(14,909)	312,771
Other	97,740	22,291	(91,046)	28,985

Total assets	$782,455	$521,222	$(409,929)	$893,748

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$356	$12,772	—	$13,128
Accrued expenses and other	222,838	30,862	(176,434)	77,266
Current portion of long-term debt	2,100	13,744	(1,591)	14,253

Total current liabilities	225,294	57,378	(178,025)	104,647
Long-term debt	154,958	124,573	(21,094)	258,437
Other liabilities	23,669	8,424	—	32,093
Minority interests	—	11,140	32,786	43,926
Stockholders’ equity	378,534	319,707	(243,596)	454,645

Total liabilities and stockholders’ equity	$782,455	$521,222	$409,929	$893,748

		Non-Participating	Consolidation	Consolidated
As of December 31, 2003	Guarantors	Investees	Adjustments	Total

Assets:
Current assets:
Cash and cash equivalents	$15,147	$13,372	$—	$28,519
Patient receivables, net	127	56,464	—	56,591
Other receivables	37,980	21,183	(38,995)	20,168
Inventories of supplies	279	8,745	—	9,024
Other	11,781	7,514	—	19,295

Total current assets	65,314	107,278	(38,995)	133,597

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Non-Participating	Consolidation	Consolidated
As of December 31, 2003	Guarantors	Investees	Adjustments	Total

Property and equipment, net	36,044	312,587	(568)	348,063
Investments in affiliates	175,504	14,344	(157,744)	32,104
Intangible assets, net	184,314	158,378	(16,047)	326,645
Other	120,142	11,521	(101,563)	30,100

Total assets	$581,318	$604,108	$(314,917)	$870,509

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,396	$35,994	$(937)	$36,453
Accrued expenses	27,138	24,500	(1,245)	50,393
Current portion of long-term debt	1,763	16,146	(1,115)	16,794

Total current liabilities	30,297	76,640	(3,297)	103,640
Long-term debt	156,963	264,020	(133,033)	287,950
Other liabilities	18,998	23,308	—	42,306
Minority interests	—	11,403	34,555	45,958
Stockholders’ equity	375,060	228,737	(213,142)	390,655

Total liabilities and stockholders’ equity	$581,318	$604,108	$(314,917)	$870,509

Condensed Consolidating Statements of Income:

		Non-Participating	Consolidation	Consolidated
Nine Months Ended September 30, 2004	Guarantors	Investees	Adjustments	Total

Revenues	$68,546	$240,726	$(14,296)	$294,976
Operating expenses, excluding depreciation and amortization	42,332	168,760	(14,592)	196,500
Depreciation and amortization	7,895	11,928	—	19,823

Operating income	18,319	60,038	296	78,653
Interest expense, net	(12,089)	(7,418)	—	(19,507)
Other income (expense)	(878)	(319)	(233)	(1,430)

Income (loss) before minority interests	5,352	52,301	63	57,716
Minority interests in income of consolidated subsidiaries	—	(9,353)	(12,203)	(21,556)

Income (loss) from continuing operations before income taxes	5,352	42,948	(12,140)	36,160
Income tax expense	(11,126)	(1,877)	—	(13,003)

Incoming from continuing operations	(5,774)	41,071	(12,140)	23,157
Earnings from discontinued operations, net of tax	2,145	52,196	—	54,341

Net income (loss)	$(3,629)	$93,267	$(12,140)	$77,498

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Non-Participating	Consolidation	Consolidated
Nine Months Ended September 30, 2003	Guarantors	Investees	Adjustments	Total

Revenues	$60,561	$183,972	$(8,262)	$236,271
Operating expenses, excluding depreciation and amortization	39,425	126,116	(9,005)	156,536
Depreciation and amortization	7,632	9,030	—	16,662

Operating income	13,504	48,826	743	63,073
Interest expense, net	(12,259)	(5,382)	—	(17,641)
Other expense	234	463	—	697

Income before minority interests	1,479	43,907	743	46,129
Minority interests in income of consolidated subsidiaries	—	(9,028)	(7,586)	(16,614)

Income (loss) from continuing operations before income taxes	1,479	34,879	(6,843)	29,515
Income tax expense	(9,442)	(1,448)	(194)	(11,084)

Income from continuing operations	(7,963)	33,431	(7,037)	18,431
Earnings from discontinued operations, net of tax	2,274	166	—	2,440

Net income (loss)	$(5,689)	$33,597	$(7,037)	$20,871

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
Nine Months Ended September 30, 2004	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$(5,772)	$41,070	$(12,141)	$23,157
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	238,300	(99,418)	(85,466)	53,416

Net cash provided by operating activities	232,528	(58,348)	(97,607)	76,573
Cash flows from investing activities:
Purchases of property and equipment, net	(4,584)	(12,218)	—	(16,802)
Purchases of new businesses	(40,717)	(18)	—	(40,735)
Proceeds from sale of Spanish operations	—	229,510	(66,305)	163,205
Other items	(1,926)			(1,926)

Net cash used in investing activities	(47,227)	217,274	(66,305)	103,742

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Non-Participating	Consolidation	Consolidated
Nine Months Ended September 30, 2004	Guarantors	Investees	Adjustments	Total

Cash flows from financing activities:
Long-term borrowings, net	(6,534)	1,785	—	(4,749)
Proceeds from issuance of common stock	6,473	—	—	6,473
Other items	(7,532)	(163,913)	163,912	(7,533)

Net cash provided by (used in) financing activities	(7,593)	(162,128)	163,912	(5,809)
Net cash provided by discontinued operations	—	1,516	—	1,516
Effect of exchange rate changes on cash	—	232	—	232
Net increase in cash	177,708	(1,454)	—	176,254
Cash at the beginning of the period	15,147	13,372	—	28,519

Cash at the end of the period	$192,855	$11,918	$—	$204,773

		Non-Participating	Consolidation	Consolidated
Nine Months Ended September 30, 2003	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$(7,963)	$33,431	$(7,037)	$18,431
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	41,140	(23,267)	35,164	53,037

Net cash provided by operating activities	33,177	10,164	28,127	71,468
Cash flows from investing activities:
Purchases of property and equipment, net	(3,854)	(13,833)	—	(17,687)
Purchases of new businesses	(23,920)	(13,871)	—	(37,791)
Other items	(4,257)	—	—	(4,257)

Net cash used in investing activities	(32,031)	(27,704)	—	(59,735)
Cash flows from financing activities:
Long-term borrowings, net	(1,798)	30,031	(28,127)	106
Proceeds from issuance of common stock	2,030	—	—	2,030
Other items	(5,649)	—	—	(5,649)

Net cash provided by (used in) financing activities	(5,417)	30,031	(28,127)	(3,513)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Non-Participating	Consolidation	Consolidated
Nine Months Ended September 30, 2003	Guarantors	Investees	Adjustments	Total

Net cash used in discontinued operations	—	(10,178)	—	(10,178)
Effect of exchange rate changes on cash	—	(223)	—	(223)
Net increase (decrease) in cash	(4,271)	2,090	—	(2,181)
Cash at the beginning of the period	24,712	22,859	—	47,571

Cash at the end of the period	$20,441	$24,949	$—	$45,390

(8)	Commitments and Contingencies

      As of September 30, 2004, the Company had issued guarantees of the indebtedness of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $34.8 million. Of the total, $18.4 million relates to the debt of consolidated subsidiaries, whose debt is included in the Company’s consolidated balance sheet, and the remaining $16.4 million relates to the debt of unconsolidated affiliated companies, whose debt is not included in the Company’s consolidated balance sheet. In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.1 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties.

      In September 2004 the Company sold its Spanish operations (Note 2) and agreed to indemnify the buyers with respect to tax and other contingencies of the Spanish entities sold. One of the Spanish entities sold has been assessed taxes and interest totaling approximately €1 million (equal to $1.2 million at September 30, 2004) related to a transaction it undertook in 2000. The Company’s management believes there should be no tax liability related to the transaction. Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS No. 5) requires that an estimated loss be accrued by a charge to income when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on its review of the facts and circumstances, and reviews by external parties representing the Company, the Company’s management does not consider it probable that any payment will be made related to this contingency. However, it is considered reasonably possible, as that term is defined in SFAS No. 5, that some amount up to approximately €1 million may be paid by the Company at some point in the future related to this contingency, and accordingly the Company will disclose the existence of this contingency and the estimated range of potential loss related to this contingency until it is resolved. Should facts and circumstances related to this tax assessment change at some point in the future, the Company will consider accruing a charge to income. Any such charge would be reflected in discontinued operations.

      In addition, from time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings, other than those discussed above, that might have a material adverse impact on the Company.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Subsequent Events

      Effective October 1, 2004, the Company acquired an noncontrolling interest in an ambulatory surgery center near Baltimore, Maryland, for approximately $1.5 million in cash.

      During October 2004, the Company completed the acquisition of Same Day Surgery, L.L.C., which owns five multi-specialty surgery centers in metropolitan Chicago, and concurrently acquired a portion of the minority ownership interests in four of these facilities for aggregate consideration of approximately $38 million in cash.

      Also during October 2004, the Company acquired Specialty Surgicenters, Inc., which operates four surgical centers, and concurrently acquired a portion of the minority ownership interests in one of these facilities for aggregate consideration of approximately $21 million in cash.

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

Forward-Looking Statements

      Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans,” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into or renew managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States and the United Kingdom; liability and other claims asserted against us; the highly competitive nature of the healthcare industry; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses and other health care professionals; our significant indebtedness; the availability of suitable acquisition and development opportunities and the length of time it takes to accomplish acquisitions and developments; our ability to integrate new businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks, and uncertainties discussed in this Quarterly Report on Form 10-Q. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Overview

      We operate ambulatory surgery centers and private surgical hospitals in the United States and the United Kingdom. As of September 30, 2004, we operated 74 facilities, consisting of 71 in the United States and three in the United Kingdom. During September 2004, we sold our operations in Spain, where we had operated nine short-stay surgical facilities. Most of our U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At September 30, 2004, we had agreements with 20 not-for-profit healthcare systems providing for the joint ownership of 43 of our 71 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of our U.S. facilities include physician owners.

      Our U.S. facilities, consisting of ambulatory surgery centers and private surgical hospitals (each are generally referred to herein as “short-stay surgical facilities”), specialize in non-emergency surgical cases, the volume of which has steadily increased over the past two decades due in part to advancements in medical technology. These facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we in turn earn a monthly fee from each facility we operate in exchange for managing its operations. All but three of our facilities are located in the U.S., where we have focused increasingly on adding facilities with not-for-profit healthcare system partners (“hospital partners”). From December 31, 2001 to September 30, 2004, the number of facilities we own jointly with hospital partners more than doubled, increasing from 19 to 43.

      In the United Kingdom we operate private hospitals, which supplement the services provided by the government-sponsored healthcare systems. Our patients choose to receive care at private hospitals primarily because of waiting lists to receive diagnostic procedures or elective surgery at government-sponsored facilities and pay us either from personal funds or through private insurance, offered by an increasing number of employers as a benefit to their employees. Since acquiring our first two facilities in the United Kingdom in 2000, we have expanded selectively by adding a third facility and increasing the capacity and services offered at each facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During the second quarter of 2004, two surgical hospitals and one surgery center developed by us in the United States opened and began performing cases.

      Effective May 1, 2004, we acquired a controlling interest in an ambulatory surgery center in Austintown, Ohio, in which we had previously owned a noncontrolling interest, for $6.4 million in cash.

      During the third quarter of 2004, three surgery centers developed by us in the United States opened and began performing cases.

      Effective July 1, 2004, we acquired a controlling interest in an ambulatory surgery center in Reading, Pennsylvania, for approximately $14.6 million in cash.

      Effective August 1, 2004, we acquired a controlling interest in an ambulatory surgery center in Dallas, Texas which the Company had previously owned a noncontrolling interest, for $3.2 million in cash.

      Effective August 1, 2004, we acquired noncontrolling interests in a surgical hospital and an ambulatory surgery center in Oklahoma City, Oklahoma, for $13.3 million in cash.

      We also engage in purchases and sales of noncontrolling interests in facilities we already operate and invest additional cash in surgical facilities under development. These transactions resulted in a net cash outflow of $3.2 million during the nine months ended September 30, 2004.

      Effective October 1, 2004, we acquired an noncontrolling interest in an ambulatory surgery center near Baltimore, Maryland, for approximately $1.5 million in cash.

      During October 2004, we completed the acquisition of Same Day Surgery, L.L.C., which owns five multi-specialty surgery centers in metropolitan Chicago, and concurrently acquired a portion of the minority ownership interests in four of these facilities for aggregate consideration of approximately $38 million in cash.

      Also during October 2004, we completed the acquisition of Specialty Surgicenters, Inc., which operates four surgical centers, and concurrently acquired a portion of the minority ownership interests in one of these facilities for aggregate consideration of approximately $21 million in cash.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of Spanish Operations

      Effective September 9, 2004, we sold our Spanish operations, receiving net proceeds of $163.2 million during September 2004. We expect to pay sale-related income taxes of approximately $22 million during the fourth quarter of 2004. Collection of a portion of the sales proceeds was deferred until January 2007, at which time we expect to collect an additional $19.8 million in cash. The present value of this amount, $18.1 million, is carried as a noncurrent note receivable and included in other assets on our consolidated balance sheet, and the note’s carrying value will accrete interest income to its settlement value of $19.8 million in January 2007. Our collection of this amount is guaranteed by a bank. As discussed more fully in Item 3, we have entered into a forward contract to hedge our foreign currency exposure related to this amount. As discussed more fully in Note 2 to our financial statements, we recorded a gain of $50.3 million after estimated taxes and expect to finalize the calculation of the gain as well as the related income taxes during the fourth quarter of 2004.

Sources of Revenue

      Revenues primarily include the following:

•	net patient service revenue of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and administrative services revenue, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

•	our share of the net income or loss of the unconsolidated facilities that we account for under the equity method of accounting. These amounts are included in revenues as these operations are central to our business strategy. Through our contracts to manage these facilities, we have an active role in their operations. The level of our corporate resources devoted to fulfilling these responsibilities is significant and generally equal to that devoted to the operations of the facilities we consolidate for financial reporting purposes.

      The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net patient service revenue	87%	82%	85%	84%
Management and administrative services revenue	9	12	10	11
Equity in earnings of unconsolidated affiliates	4	6	5	5

Total revenues	100%	100%	100%	100%

      Net patient service revenue consists of the revenues earned by facilities we consolidate for financial reporting purposes. These revenues increased as a percentage of our total revenues in the three months September 30, 2004, as compared to the corresponding prior year period, primarily as a result of our increasing the number of facilities we consolidate for financial reporting purposes by seven from September 30, 2003 to September 30, 2004. While we also added five unconsolidated facilities during this

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time period, the revenues we derive from unconsolidated facilities are limited to (a) fees we earn for managing their operations and (b) our share of the net income of each facility, and thus adding an unconsolidated facility generally increases our revenues by far less than adding a consolidated facility. This shift in percentages was less significant for the nine month periods given that only three of the incremental seven consolidated facilities were consolidated for the entire nine months ended September 30, 2004.

      Our management and administrative services revenues are earned from the following types of activities (dollars in thousands):

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Management of surgical facilities	$4,248	$3,998	$13,435	$10,949
Consulting and other services provided to physicians and related entities	4,841	5,484	14,861	15,732

Total management and administrative service revenues	$9,089	$9,482	$28,296	$26,681

      The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Total revenues	$80,251	$65,443	$241,281	$168,417
Depreciation and amortization	4,015	3,060	10,948	8,330
Operating income	21,104	22,780	79,662	52,664
Interest expense, net	2,486	1,849	6,436	5,282
Net income	18,270	20,729	69,172	46,574
Long-term debt	90,999	76,221	90,999	76,221
USPI’s equity in earnings of unconsolidated affiliates	3,622	4,624	14,081	10,429
USPI’s imputed weighted average ownership percentage based on affiliates’ net income(1)	19.8%	22.3%	20.4%	22.4%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	22.7%	23.6%	22.7%	23.6%
Unconsolidated facilities operated at period end	37	32	37	32

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This percentage is lower during the three months ended September 30, 2004 than in earlier quarters of 2004 and 2003, primarily as a result of losses incurred at facilities recently opened or under development.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes our revenues by operating segment:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

United States	79%	82%	79%	82%
United Kingdom	21	18	21	18

Total	100%	100%	100%	100%

      The proportion of our revenues earned in the United Kingdom was higher during the three months and nine months ended September 30, 2004 than in the prior year period primarily because the U.S. dollar was weaker against the British pound in 2004 than in 2003, which had a favorable impact on our revenues in 2004.

Results of Operations

      The following table summarizes certain statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	68.3	66.7	66.6	66.2
Depreciation and amortization	6.9	7.2	6.7	7.1

Operating income	24.8	26.1	26.7	26.7
Minority interests in income of consolidated entities	6.5	6.9	7.3	7.0
Interest and other expense, net	6.4	6.8	6.5	7.2
Loss on early termination of credit facility	1.6	—	0.6	—

Income from continuing operations before income taxes	10.3	12.4	12.3	12.5
Income tax expense	(3.6)	(4.6)	(4.4)	(4.7)

Income from continuing operations	6.7	7.8	7.9	7.8
Earnings (loss) from discontinued operations	50.2	(1.0)	18.4	1.0

Net income	56.9	6.8	26.3	8.8

EBITDA less minority interests(a)	25.3	26.3	26.1	26.7

(a)	EBITDA is calculated as operating income plus depreciation and amortization. We use EBITDA and EBITDA less minority interests as analytical indicators for purposes of allocating resources and assessing performance. EBITDA is commonly used as an analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles, and the items excluded from EBITDA are significant components in understanding and assessing financial performance. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculation methods, EBITDA as presented by United Surgical Partners International may not be comparable to similarly titled measures of other companies.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles EBITDA and EBITDA less minority interests to income from continuing operations and to net cash provided by operating activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Income from continuing operations	$6,735	$6,361	$23,157	$18,431
Income tax expense	3,548	3,834	13,003	11,084
Interest and other nonoperating expense	8,109	5,510	20,937	16,944
Depreciation and amortization	6,924	5,883	19,823	16,662

EBITDA less minority interests	25,316	21,588	76,920	63,121
Minority interests in income of consolidated subsidiaries	6,495	5,700	21,556	16,614

EBITDA	31,811	27,288	98,476	79,735
Provision for doubtful accounts	2,226	1,941	5,824	5,057
Amortization of debt issue costs, discount, and deferred compensation	1,388	2,299	4,159	3,483
Interest and other nonoperating expense	(8,109)	(5,510)	(20,937)	(16,944)
Loss on early termination of credit facility	1,635	—	1,635	—
Income tax expense	(3,548)	(3,834)	(13,003)	(11,084)
Equity in earnings of unconsolidated affiliates	(3,622)	(4,624)	(14,081)	(10,429)
Net increases in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses	15,025	11,636	14,500	21,650

Net cash provided by operating activities	$36,806	$29,196	$76,573	$71,468

Executive Summary

      We continue to grow our existing facilities as well as to develop new facilities and to add others selectively through acquisition. On an overall basis, we continue to experience increases in the volume of services provided and in the average rates at which our facilities are reimbursed for those services, resulting in revenue growth at the facilities we owned during both 2003 and 2004 (“same store facilities”). For the nine months ended September 30, 2004, the revenue increases have outpaced increases in operating expenses, resulting in improvements in the operating margins of most of our facilities as compared to the prior year period.

      However, slower revenue growth, driven by reductions in reimbursement levels in some markets, and the performance of four facilities, two of which were recently opened and two of which are winding down operations, have adversely impacted our operating margins in 2004, most significantly during the three months ended September 30, 2004, resulting in an overall decline in same store operating margins as compared to the three months ended September 30, 2003.

      We continue to pursue the strategy of having a hospital partner, where practical, in addition to physician partners in each local U.S. market, which we believe improves the profitability and long-term potential of our surgical facilities. The overall proportion of our facilities that have a hospital partner continues to grow, and the majority of facilities we are currently developing include a hospital partner.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues

      Increases in the volume of surgical cases in the U.S. and of patient admissions for our hospitals in the United Kingdom continue to drive increases in our revenues, as does an increase in the average rate of reimbursement for the surgeries performed at our U.S. facilities. During the third quarter of 2004, our domestic case volumes and average rate of reimbursement grew at slower rates than in the first six months of the year. Our case volume was adversely affected by three primary factors. First, hurricanes in the eastern United States forced delays of surgical cases in some markets, but we believe the effect was isolated to the third quarter as none of our facilities were severely damaged by the storms. Second, the lapse of a managed care contract in one market during the third quarter of 2004 led to our performing fewer cases at certain surgery centers. Third, domestic case volume grew more slowly overall as two of our facilities are winding down operations in advance of relocating to newer buildings and being merged into joint venture relationships with hospital partners. Our average rate of reimbursement is being adversely impacted by new, lower rates of reimbursement for workers compensation cases performed at our surgery centers in California and Texas, which went into effect in January 2004 and September 2004, respectively, and additionally by the lapse of a managed care contract described above. Nevertheless, the growth of our same store facilities, summarized in the following table, continues to be the most significant component of our overall increase in revenues.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2004(1)	2004(1)

United States facilities:
Net revenue	9%	19%
Surgical cases	5%	7%
Net revenue per case(2)	4%	11%
United Kingdom facilities:
Net revenue using actual exchange rates	42%	37%
Net revenue using constant exchange rates(3)	26%	21%

(1)	Growth in same store facilities, compared to three and nine months ended September 30, 2003.

(2)	Our overall domestic same store growth in net revenue per case was favorably impacted by the growth at our seven same store surgical hospitals, which on average perform more complex cases than ambulatory surgery centers. Net revenue per case of our same store ambulatory surgery centers decreased by 2% during the three months ended September 30, 2004, as compared to the corresponding prior year period, largely as a result of the workers compensation reimbursement changes and lapse in managed care contract described above. On a year-to-date basis, the net revenue per case of our same store ambulatory surgery centers is 5% greater than in the corresponding prior year period.

(3)	Measures current year using prior year exchange rates. We have experienced strong year over year growth at the Highgate facility since acquiring it during the second quarter of 2003 as well as steady increases in the revenues of the oncology center on the campus of our Parkside facility, which became operational during the third quarter of 2003.

Joint Ventures With Not-For-Profit Hospitals

      The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (“de novos”) and through our contribution of our equity interests in existing facilities into

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. We sold all nine of our Spanish facilities during the third quarter of 2004. The following table summarizes our facilities as of September 30, 2004 and 2003:

	September 30,

	2004	2003

Hospital partners	20	13

United States facilities(1):
With a hospital partner	43	30
Without a hospital partner	28	29

Total U.S. facilities	71	59
United Kingdom facilities	3	3
Spain facilities	—	9

Total facilities operated	74	71

Change from September 30, 2003:
De novo (newly constructed)	9
Acquisition	3
Sale of Spanish operations	(9)

Total increase in number of facilities	3

(1)	At September 30, 2004, physicians own a portion of all of these facilities.

Operating Margins

      On an overall basis, the increases in revenue at our same store facilities have continued to outpace the increases in operating expenses, resulting in improved operating margins at most of our facilities during the nine months ended September 30, 2004, as compared to the corresponding prior year period. However, several factors are contributing to a reduction in operating margins at some facilities, particularly during the third quarter of 2004, which has caused our overall same store operating margins to decrease for the three months ended September 30, 2004, as compared to earlier periods in 2003 and 2004. The downward pressure on revenues in some markets, as discussed above, was not in the aggregate accompanied by a corresponding decrease in personnel and facility costs. While some of the factors involved, such as hurricanes in the eastern United States and the lower operating margins generated at two surgical hospitals we opened during the second quarter of 2004, are not expected to be permanently significant factors, it is not known to what extent we will continue to experience downward pressure on reimbursement. Reductions in reimbursement due to factors such as the workers compensation rate decreases in California and Texas, and the lapse of the managed care contract discussed above could occur elsewhere in the future. The following table summarizes changes in our same store EBITDA margins (see footnote 1

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

below), comparing the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004(1)		2004(1)

United States facilities:
With a hospital partner	(300	) bps	380	bps
Without a hospital partner	(280)		(60)
Total U.S. facilities	(240)		280
United Kingdom facilities(2)	190	bps	(10	) bps

(1)	EBITDA margin is calculated as EBITDA divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or Western Europe because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	Uses 2003 exchange rates for both years. In the United Kingdom, we have experienced improved operating margins largely as a result of the increase in the quantity of services performed at the Highgate facility, which we acquired during the second quarter of 2003. These increases had a more significant impact on the comparison of the three months ended September 30, 2004 to the corresponding prior year period because this was the first full quarter this facility was included in the same store classification.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

      Revenues increased by $18.1 million, or 22.0%, to $100.2 million for the three months ended September 30, 2004 from $82.1 million for the three months ended September 30, 2003. Of this increase in revenues, $9.8 million was contributed by same store facilities, $5.9 million was contributed by newly constructed or acquired facilities, and $2.4 million was due to exchange rate fluctuations. The same store increase was primarily driven by a $5.9 million increase in revenue earned at or from U.S. facilities, which performed approximately 5% more surgical cases and received an average of approximately 4% more per case during the three months ended September 30, 2004 than in the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2003 exchange rates for both periods, were $3.9 million higher during the three months ended September 30, 2004 than in the corresponding prior year period. Facilities acquired since December 31, 2002, and thus not owned for the same number of months in 2004 and 2003, contributed net additional revenues in the three months ended September 30, 2004 of $5.9 million. The U.S. dollar being weaker relative to the British pound in 2004 resulted in a $2.4 million increase in revenues.

      Operating expenses, excluding depreciation and amortization, increased by $13.6 million, or 24.8%, to $68.4 million for the three months ended September 30, 2004 from $54.8 million for the three months ended September 30, 2003. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased to 68.2% for the three months ended September 30, 2004 from 66.7% for the three months ended September 30, 2003. This increase as a percentage of revenues is primarily attributable to losses incurred at two recently opened surgical hospitals during the three months ended September 30, 2004. Our new and newly expanded facilities hire staff and become fully equipped for a relatively high number of surgical cases in their initial months of operations, but the case volumes are not high enough initially to result in operating margins that are as favorable as those generated by our more mature facilities. In addition, we experienced a decrease in revenues due to hurricanes, the anticipated relocation

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of two facilities, and decreases in rates of reimbursement for workers compensation cases in California and Texas and due to the lapse of a managed care contract.

      Operating income increased $3.5 million, or 16.3%, to $24.9 million for the three months ended September 30, 2004 from $21.4 million for the three months ended September 30, 2003. Operating income, as a percentage of revenues, decreased slightly to 24.8% for the three months ended September 30, 2004 from 26.1% for the three months ended September 30, 2003, primarily as a result of the lower margins generated at our recently opened facilities and the slower growth of revenues discussed above.

      Depreciation and amortization increased $1.0 million, or 17.7%, to $6.9 million for the three months ended September 30, 2004 from $5.9 million for the three months ended September 30, 2003, primarily as a result of additional depreciation on tangible assets added through expansions of our facilities. Depreciation and amortization, as a percentage of revenues, decreased to 6.9% for the three months ended September 30, 2004 from 7.2% for the three months ended September 30, 2003 due to our increased revenue.

      Interest expense, net of interest income, increased 9.0% to $6.6 million for the three months ended September 30, 2004 from $6.1 million for the three months ended September 30, 2003 primarily as a result of our borrowing a portion of the costs of developing and expanding facilities.

      Net income from continuing operations was $6.7 million for the three months ended September 30, 2004 compared to $6.4 million for the three months ended September 30, 2003. This $0.3 million improvement primarily results from the increased revenues discussed above, the impact of which was reduced by a $1.1 million after-tax charge resulting from our terminating our revolving credit agreement in September 2004, which was earlier than its maturity date and resulted in our expensing the remaining unamortized costs of initiating the agreement.

      Effective September 9, 2004 we sold our Spanish operations. As a result, our income statement reflects the historical results of our Spanish operations in discontinued operations, for both 2004 and 2003. In addition, our third quarter 2004 income statement reflects, in discontinued operations, the $50.3 million gain on the sale of the Spanish operations.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

      Revenues increased by $58.7 million, or 24.8%, to $295.0 million for the nine months ended September 30, 2004 from $236.3 million for the nine months ended September 30, 2003. Of this increase in revenues, $34.0 million was contributed by same store facilities, $17.5 million was contributed by newly constructed or acquired facilities, and $7.2 million was due to exchange rate fluctuations. The same store increase was primarily driven by a $25.5 million increase in revenue earned at or from U.S. facilities, which performed approximately 7% more surgical cases and received an average of approximately 11% more per case during the nine months ended September 30, 2004 than in the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2003 exchange rates for both periods, were $8.5 million higher during the nine months ended September 30, 2004 than in the corresponding prior year period. Facilities acquired since December 31, 2002, and thus not owned for the same number of months in 2004 and 2003, contributed net additional revenues in the nine months ended September 30, 2004 of $17.5 million. The U.S. dollar being weaker relative to the British pound in 2004 resulted in a $7.2 million increase in revenues.

      Operating expenses, excluding depreciation and amortization, increased by $40.0 million, or 25.5%, to $196.5 million for the nine months ended September 30, 2004 from $156.5 million for the nine months ended September 30, 2003. While same store margins improved from the prior year, our overall operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased to 66.6% for the

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nine months ended September 30, 2004 from 66.3% for the nine months ended September 30, 2003. The improvement in the margins of our same store facilities was more than offset by the lower margins earned at facilities we recently opened or expanded.

      Operating income increased $15.6 million, or 24.7%, to $78.7 million for the nine months ended September 30, 2004 from $63.1 million for the nine months ended September 30, 2003. Operating income, as a percentage of revenues, did not change for the nine months ended September 30, 2004 as compared to the prior year period, primarily as a result of improved operating margins at our same store facilities and the leveraging of our corporate overhead expenses over the increased revenue being offset by the lower margins earned at facilities we recently opened or expanded.

      Depreciation and amortization increased $3.1 million, or 19.0%, to $19.8 million for the nine months ended September 30, 2004 from $16.7 million for the nine months ended September 30, 2003, primarily as a result of additional depreciation on tangible assets added through acquisitions and expansions of our facilities. Depreciation and amortization, as a percentage of revenues, decreased to 6.7% for the nine months ended September 30, 2004 from 7.1% for the nine months ended September 30, 2003 due to our increased revenue.

      Interest expense, net of interest income, increased 10.6% to $19.5 million for the nine months ended September 30, 2004 from $17.6 million for the nine months ended September 30, 2003 primarily as a result of our borrowing a portion of the costs of acquiring, developing, and expanding facilities.

      Net income from continuing operations was $23.2 million for the nine months ended September 30, 2004 compared to $18.4 million for the nine months ended September 30, 2003. This $4.7 million improvement primarily results from the increased revenues discussed above, as reduced by the $1.1 million loss on the early termination of our credit facility, also discussed above.

      Effective September 9, 2004 we sold our Spanish operations. As a result, our income statement reflects the historical results of its Spanish operations in discontinued operations, for both 2004 and 2003. In addition, our third quarter 2004 income statement reflects, in discontinued operations, the $50.3 million gain on the sale of the Spanish operations.

Liquidity and Capital Resources

      During the nine months ended September 30, 2004, the Company generated $76.6 million of cash flows from operating activities as compared to $71.5 million during the nine months ended September 30, 2003. The prior year period included a nonrecurring net cash inflow of $11.0 million as a result of the Company modifying its relationships with the OrthoLink physicians. Excluding this amount, cash flows from operating activities increased $16.1 million, or 27%, from the prior year period.

      During the nine months ended September 30, 2004, the Company’s net cash provided by investing activities was $103.7 million, consisting primarily of $163.2 million net proceeds from the sale of our Spanish operations, partially offset by $16.8 million for the purchase of property and equipment and $40.7 million for the purchase of equity ownership interests in surgical facilities, including those under development. Approximately $9.3 million of the property and equipment purchases related to ongoing development and expansion projects and the remaining $7.5 million represents purchases of equipment at existing facilities. Net cash used in financing activities during the nine months ended September 30, 2004 totaled $5.8 million, which was funded with cash flows from operating activities. Cash and cash equivalents were $204.8 million at September 30, 2004 as compared to $28.5 million at December 31, 2003, and net working capital was $166.9 million at September 30, 2004 as compared to $30.0 million at December 31, 2003. The increase in cash and in working capital is primarily due to our receipt of cash for the sale of our Spanish operations in September 2004.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On September 27, 2004, we terminated our primary U.S. revolving credit facility, under which no amounts were outstanding. We initiated this termination in advance of the scheduled maturity date of November 2005 given our positive operating cash flows coupled with our receipt of approximately $163.2 million in cash related to the sale of our Spanish operations. Accordingly, we expensed approximately $1.6 million ($1.1 million after the related tax benefit) in unamortized debt issue costs during the third quarter of 2004.

      Our credit agreement in the United Kingdom provides for total borrowings of £52.0 million (approximately $94.1 million as of September 30, 2004) under four separate facilities. At September 30, 2004, total outstanding borrowings under this credit agreement were approximately $63.3 million which represents total borrowings net of scheduled repayments of $18.5 million that have been made under the agreement, and approximately $12.3 million was available for borrowing, primarily for capital projects specified in the agreement. Borrowings under the United Kingdom credit facility bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. We pledged the capital stock of our U.K. subsidiaries to secure borrowings under the United Kingdom credit facility. We were in compliance with all covenants under our U.K. credit agreement as of September 30, 2004.

      In addition, the indenture governing our Senior Subordinated Notes contains various restrictive covenants, including covenants that limit our ability and the ability of certain of our subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock. We were in compliance with all covenants related to our Senior Subordinated Notes as of September 30, 2004.

      Our contractual cash obligations as of September 30, 2004 may be summarized as follows:

	Payments Due by Period (In Thousands)

		Within	1 to	4 to	Beyond
Contractual Cash Obligations	Total	1 Year	3 Years	5 Years	5 Years

Long term debt obligations (principal plus interest)(1):
Senior Subordinated Notes	$262,500	$15,000	$30,000	$30,000	$187,500
U.K. credit facility	77,951	8,294	21,109	23,451	25,097
Loans from former owners of subsidiaries	259	232	27	—	—
Other debt at operating subsidiaries	19,532	3,259	10,743	4,289	1,241
Capitalized lease obligations	86,212	10,597	13,174	8,389	54,052
Operating lease obligations	73,685	9,330	16,801	13,837	33,717

Total contractual cash obligations	$520,139	$46,712	$91,854	$79,966	$301,607

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the September 30, 2004 rates applicable to each debt instrument.

      Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $60.4 million at September 30, 2004, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary’s amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 55.1% at September 30, 2004. Additionally, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements. At September 30, 2004, the total obligations of these unconsolidated affiliates under debt and capital lease obligations was approximately $91.0 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt and capitalized lease obligations, of these unconsolidated affiliates was 22.7% at September 30, 2004. USPI or one of its wholly owned subsidiaries had collectively guaranteed $16.4 million in total debt and capital lease obligations of our unconsolidated affiliates as of September 30, 2004.

      In addition, during the fourth quarter of 2004, we expect to pay income taxes of approximately $22 million related to the Spanish transaction. We may also pay or receive additional cash as the final sales price for the transaction is determined. It is also possible we may have to pay the buyers up to approximately €1 million ($1.2 million at September 30, 2004) related to a Spanish tax contingency for which we indemnified the buyers, although we do not presently believe the likelihood of our making any such payment is probable, as discussed more fully in Note 8 to our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime, LIBOR or Euribor. At September 30, 2004, $149.1 million of our total outstanding notes payable was the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $9.6 million was in other fixed rate instruments and the remaining $70.6 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of $0.7 million. The Senior Subordinated Notes, which represent 94% of our total fixed rate debt at September 30, 2004, are considered to have a fair value, based upon recent trading, of $172.1 million, which is approximately $23.1 million higher than the carrying value at September 30, 2004.

      Our United Kingdom revenues are a significant portion of our total revenues. We are exposed to risks associated with operating internationally, including foreign currency exchange risk and taxes and regulatory changes.

      Our United Kingdom operations operate in a natural hedge to a large extent because both expenses and revenues are denominated in local currency. Additionally, our borrowings and capital lease obligations in the United Kingdom are currently denominated in local currency. Historically, the cash generated from our operations in the United Kingdom has been utilized within that country to finance development and acquisition activity as well as for repayment of debt denominated in local currency. Accordingly, we have not generally utilized financial instruments to hedge our foreign currency exchange risk. In September 2004, we sold our Spanish operations. By agreement with the buyer, we will not receive approximately $16.0 million related to the sale until January 2007. In September 2004, we entered into a forward contract with a currency broker to lock in the receipt of $19.8 million in January 2007, when we receive the euro-denominated payment.

      Inflation and changing prices have not significantly affected our operating results or the markets in which we perform services.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 4.	Controls and Procedures

      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      From time to time, we may be named as a party to legal claims and proceedings in the ordinary course of business. We are not aware of any claims or proceedings against us or our subsidiaries that might have a material adverse impact on us.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

3.1	Second Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.1	Form of Common Stock Certificate (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
4.2	Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

Reports on Form 8-K:

      The Company furnished a report on Form 8-K dated July 1, 2004, pursuant to Item 9 of Form 8-K, containing a news release announcing the Company’s addition of nine facilities.

      The Company furnished a report on Form 8-K dated July 26, 2004, pursuant to Item 12 of Form 8-K, containing a news release announcing the Company’s results of operations for the quarter ended June 30, 2004.

      The Company filed a report on Form 8-K dated July 29, 2004, pursuant to Item 5 of Form 8-K, containing a news release announcing the Company’s creation of a Spanish joint venture.

      The Company furnished a report on Form 8-K dated August 2, 2004, pursuant to Item 9 of Form 8-K, containing a news release announcing the Company’s execution of a partnership agreement with INTEGRIS Health and local physicians in the Oklahoma City market.

      The Company furnished a report on Form 8-K dated September 8, 2004, pursuant to Item 7.01 of Form 8-K, containing a copy of materials dated September 2004 and prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

      The Company furnished a report on Form 8-K dated September 9, 2004, pursuant to Item 7.01 of Form 8-K, containing a news release announcing a joint venture agreement between the Company and Ascension Health.

      The Company filed a report on Form 8-K dated September 15, 2004, pursuant to Items 2.01, 8.01 and 9.01 of Form 8-K, announcing the Company’s sale of its Spanish operations.

      The Company filed a report on Form 8-K dated September 27, 2004, pursuant to Items 1.02 and 9.01 of Form 8-K, announcing the Company’s voluntary termination of its U.S. revolving credit facility.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

By:	/s/ MARK A. KOPSER

Mark A. Kopser
Senior Vice President and Chief Financial Officer
Principal Financial Officer)

By:	/s/ JOHN J. WELLIK

John J. Wellik
Senior Vice President, Accounting and
Administration, and Secretary
(Principal Accounting Officer)

Date: November 4, 2004

Exhibit
Index

3.1	Second Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
4.1	Form of Common Stock Certificate (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
4.2	Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company’s Annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein be reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.