Form 10-K
period 2004-12-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2005-03-11
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
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
None
Securities Registered Pursuant to Section 12(g) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value $.01 per share Rights to Purchase Series A Junior Participating Preferred Stock, par value $.01 per share	The Nasdaq Stock Market The Nasdaq Stock Market
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

Aggregate market value of outstanding Common Stock held by non-affiliates of the Registrant, as of June 30, 2004	$1,097,916,482

Number of shares of Common Stock outstanding as of March 9, 2005	28,803,610

DOCUMENTS INCORPORATED BY REFERENCE
      Part III — Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held May 3, 2005.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
2004 ANNUAL REPORT ON FORM 10-K

PART I
Item 1.	Business	3
Item 2.	Properties	35
Item 3.	Legal Proceedings	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	35
Item 6.	Selected Consolidated Financial Data	36
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	53
Item 8.	Financial Statements and Supplementary Data	54
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54
Item 9A.	Controls and Procedures	54
PART III
Item 10.	Directors and Executive Officers of the Registrant	55
Item 11.	Executive Compensation	56
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
Item 13.	Certain Relationships and Related Transactions	56
Item 14.	Principal Accountant Fees and Services	56
PART IV
Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	56
Subsidiaries
Consent of KPMG LLP
Power of Attorney - Donald E. Steen
Power of Attorney - Joel T. Allison
Power of Attorney - James C. Crews
Power of Attorney - John C. Garrett, M.D.
Power of Attorney - Thomas L. Mills
Power of Attorney - Boone Powell, Jr.
Power of Attorney - Paul B. Queally
Power of Attorney - Jerry P. Widman
Power of Attorney - David P. Zarin, M.D.
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Note:	The responses to Items 10 through 14 will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held May 3, 2005. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.
FORWARD LOOKING STATEMENTS
      Certain statements contained in this Annual Report on Form 10-K, and the document incorporated herein by reference, including, without limitation, statements containing the words “believes”, “anticipates”, “expects”, “continues”, “will”, “may”, “should”, “estimates”, “intends”, “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into and retain managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the U.S. and the United Kingdom; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians, nurses, other health care professionals and other personnel; our significant indebtedness; the availability of suitable acquisition and development opportunities and the length of time it takes to accomplish acquisitions and developments; our ability to integrate new businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks and uncertainties discussed in this Annual Report on Form 10-K and the document incorporated herein by reference. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

PART I

Item 1.	Business
General
      United Surgical Partners International, Inc. (together with its subsidiaries, “we”, the “Company” or “USPI”) owns and operates short stay surgical facilities including surgery centers and private surgical hospitals in the United States and the United Kingdom. We focus on providing high quality surgical facilities that meet the needs of patients, physicians and payors better than hospital-based and other outpatient surgical facilities. We believe that our facilities (1) enhance the quality of care and the healthcare experience of patients, (2) offer significant administrative, clinical and economic benefits to physicians, (3) offer a strategic approach for our health system partners to expand capacity and access within the markets they serve and (4) offer an efficient and low cost alternative to payors. We acquire and develop our facilities through the formation of strategic relationships with physicians and healthcare systems to better access and serve the communities in our markets. Our operating model is efficient, scalable and portable and we have adapted it to each of our markets. We believe that our acquisition and development strategy and operating model enable us to continue to grow by taking advantage of highly-fragmented markets and an increasing demand for short stay surgery.
      Since physicians provide and influence the direction of healthcare in the U.S. and U.K., we have developed our operating model to encourage physicians to affiliate with us and to use our facilities as an extension of their practices. We operate our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols with the goal of increasing physician productivity. We believe that our focus on physician satisfaction, combined with providing high quality healthcare in a friendly and convenient environment for patients, will continue to increase the number of procedures performed at our facilities each year.
      Donald E. Steen, our chairman, and Welsh, Carson, Anderson & Stowe formed USPI in February 1998. We operate surgery centers and private surgical hospitals in the United States and the United Kingdom. As of December 31, 2004, we operated 87 facilities, consisting of 84 in the United States and three in the United Kingdom. Of the 84 U.S. facilities, 48 are jointly owned with major not-for-profit healthcare systems. Overall, as of December 31, 2004, we held ownership interests in 85 of the facilities and operated the remaining two facilities under management or service contracts. Our revenues for 2004 were $389.5 million, up 25% from $310.6 million for 2003.
Available Information
      We file proxy statements and annual, quarterly and current reports with the Securities and Exchange Commission. You may read and copy any document that we file at the SEC’s public reference room located at 450 Fifth Street N.W., Washington, D.C. 20549. You may also call the Securities and Exchange Commission at 1-800-SEC-0330 for information on the operation of the public reference room. Our SEC filings are also available to you free of charge at the SEC’s web site at http://www.sec.gov. We also maintain a web site at http://www.unitedsurgical.com that includes links to our annual reports on Form  10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports are available on our website without charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We post our audit and compliance committee, options and compensation committee, and nominating and corporate governance committee charters, our corporate governance guidelines, and our financial code of ethics applicable to senior financial officers on our web site. These documents are available free of charge to any stockholder upon request. Information on our web site is not deemed incorporated by reference into this Form 10-K.
Industry Background
      We believe many physicians prefer surgery centers and private surgical hospitals to general acute care hospitals. We believe that this is due to the elective nature of the procedures performed at our surgery centers and private surgical hospitals, which allows physicians to schedule their time more efficiently and therefore increase the number of surgeries they can perform in a given amount of time. In addition, these facilities usually provide physicians with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases. While surgery centers and private surgical hospitals generally perform scheduled surgeries, private acute care hospitals and national health service facilities generally provide a broad range of services, including high priority and emergency procedures. Medical emergencies often demand the unplanned use of operating rooms and result in the postponement or delay of scheduled surgeries, disrupting physicians’ practices and inconveniencing patients. Surgery centers and private surgical hospitals in the United States and the United Kingdom are designed to improve physician work environments and improve physician efficiency. In addition, many physicians choose to perform surgery in facilities like ours because their patients prefer the comfort of a less institutional atmosphere and the convenience of simplified admissions and discharge procedures.

United States
      According to Verispan’s 2004 Outpatient Surgery Center Market Report, the number of outpatient surgery cases performed in freestanding surgery centers increased 93% from 4.3 million in 1996 to an estimated 8.3 million in 2004. New surgical techniques and technology, as well as advances in anesthesia, have significantly expanded the types of surgical procedures that are being performed in surgery centers and have helped drive the growth in outpatient surgery. Lasers, arthroscopy, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with many surgical procedures. Improved anesthesia has shortened recovery time by minimizing post-operative side effects such as nausea and drowsiness, thereby avoiding the need for overnight hospitalization in many cases. In addition, some states in the United States now permit surgery centers to keep a patient for up to 23 hours. This allows more complex surgeries, previously only performed in an inpatient setting, to be performed in a surgery center.
      In addition to these technological and other clinical advancements, a changing payor environment has contributed to the rapid growth in outpatient surgery in recent years. Government programs, private insurance companies, managed care organizations and self-insured employers have implemented cost containment measures to limit increases in healthcare expenditures, including procedure reimbursement. These cost containment measures have contributed to the significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective alternate sites, including surgery centers. We believe that surgery performed at a surgery center is generally less expensive than hospital-based outpatient surgery because of lower facility development costs, more efficient staffing and space utilization and a specialized operating environment focused on cost containment.
      Today, large healthcare systems in the United States generally offer both inpatient and outpatient surgery on site. In addition, a number of not-for-profit healthcare systems have begun to expand their portfolios of facilities and services by entering into strategic relationships with specialty operators of surgery centers in order to expand capacity and access in the markets they serve. These strategic relationships enable not-for-profit healthcare systems to offer patients, physicians and payors the cost advantages, convenience and other benefits of outpatient surgery in a freestanding facility. Further, these relationships allow the not-for-profit healthcare systems to focus their attention and resources on their core business without the challenge of acquiring, developing and operating these facilities.

United Kingdom
      The United Kingdom provides government-funded healthcare to all of its residents through a national health service. However, due to funding and capacity limitations, the demand for healthcare services exceeds the public system’s capacity, resulting in waiting lists for elective surgery of up to 18 months as well as delays in obtaining cancer biopsies and other diagnostic procedures. In response to these shortfalls, private healthcare networks and private insurance companies have developed in the United Kingdom. Approximately 11% of the U.K. population has private insurance to cover elective surgical procedures, and another rapidly growing segment of the population pays for elective procedures from personal funds. For the year ended December 31, 2004, in the United Kingdom, we derived approximately 50% of our revenues from private insurance, approximately 43% from self-pay patients, who typically arrange for payment prior to surgery being performed, and approximately 7% from government payors.
Our Business Strategy
      Our goal is to steadily increase our revenues and cash flows by becoming a leading operator of surgery centers and private surgical hospitals in the United States and the United Kingdom. The key elements of our business strategy are to:

•	attract and retain top quality surgeons and other physicians;

•	pursue strategic relationships with not-for-profit healthcare systems;

•	expand our presence in existing markets;

•	expand selectively in new markets; and

•	enhance operating efficiencies.

Attract and retain top quality surgeons and other physicians
      Since physicians provide and influence the direction of healthcare in the U.S. and U.K., we have developed our operating model to encourage physicians to affiliate with us and to use our facilities as an extension of their practices. We believe we attract physicians because we design our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols to increase physician productivity and promote their professional and financial success. We believe this focus on physicians, combined with providing high quality healthcare in a friendly and convenient environment for patients, will continue to increase case volumes at our facilities. In addition, in the United States, we generally offer physicians the opportunity to purchase equity interests in the facilities they use as an extension of the physicians’ practices. We believe this opportunity attracts quality physicians to our facilities and ownership increases the physicians’ involvement in facility operations, enhancing quality of patient care, increasing productivity and reducing costs.

Pursue strategic relationships with not-for-profit healthcare systems
      Through strategic relationships with us, not-for-profit healthcare systems can benefit from our operating expertise and create a new cash flow opportunity with limited capital expenditures. We believe that these relationships also allow not-for-profit healthcare systems to attract and retain physicians and improve their hospital operations by focusing on their core business. We also believe that strategic relationships with these healthcare systems help us to more quickly develop relationships with physicians, communities, and payors. Generally, the healthcare systems with which we develop relationships have strong local market positions and excellent reputations that we use in branding our facilities. In addition, our relationships with not-for-profit healthcare systems enhance our acquisition and development efforts by (1) providing opportunities to acquire facilities the systems may own, (2) providing access to physicians already affiliated with the systems, (3) attracting additional physicians to affiliate with newly developed facilities, and (4) encouraging physicians who own facilities to consider a strategic relationship with us.

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
      In determining whether to enter a new market, we examine numerous criteria, including:

•	the potential to achieve strong increases in revenues and cash flows;

•	whether the physicians, healthcare systems and payors in the market are receptive to surgery centers;

•	the size of the market;

•	the number of surgical facilities in the market;

•	the number and nature of outpatient surgical procedures performed in the market;

•	the case mix of the facilities to be acquired;

•	whether the facility is well-positioned to negotiate agreements with insurers and other payors; and

•	licensing and other regulatory considerations.
      Upon identifying a target facility, we conduct financial, legal and compliance, operational, technology and systems reviews of the facility and conduct interviews with the facility’s management, affiliated physicians and staff. Once we acquire or develop a facility, we focus on upgrading systems and protocols, including implementing our proprietary methodology of defined processes and information systems, to increase case volume and improve operating efficiencies.

Enhance operating efficiencies
      Once we acquire a new facility in the U.S., we integrate it into our existing network by implementing a specific action plan to support the local management team and incorporate the new facility into our group purchasing contracts. We also implement our systems and protocols to improve operating efficiencies and contain costs. Our most important operational tool is our management system “Every Day Giving Excellence,” which we refer to as USPI’s EDGE. This proprietary measurement system allows us to track our clinical, service and financial performance, best practices and key indicators in each of our facilities. Our goal is to use USPI’s EDGE to ensure that we provide each of the patients using our facilities with high quality healthcare, offer physicians a superior work environment and eliminate inefficiencies. Using USPI’s EDGE, we track and monitor our performance in areas such as (1) providing surgeons the equipment, supplies and surgical support they need, (2) starting cases on time, (3) minimizing turnover time between cases, and (4) providing efficient schedules. USPI’s EDGE compiles and organizes the specified information on a daily basis and is easily accessed over the Internet by our facilities on a secure basis. The information provided by USPI’s EDGE enables our employees, facility administrators and management to analyze trends over time and share processes and best practices among our facilities. In addition, the information is used as an evaluative tool by our administrators and as a budgeting and planning tool by our management. USPI’s EDGE is now deployed in all but our most recently acquired U.S. facilities.
Operations

Operations in the United States
      Our operations in the United States consist primarily of our ownership and management of surgery centers. We have ownership interests in 73 surgery centers and nine private surgical hospitals and manage or operate, through agreements, two additional surgery centers. Additionally, we own interests in and expect to operate five surgery centers and one private surgical hospital that are currently under construction. We also have eleven projects under development, all of which include a hospital partner, and numerous other potential projects in various stages of consideration, which may result in our adding additional facilities during 2005. Over 3,600 physicians have privileges to use our facilities. Our surgery centers are licensed outpatient surgery centers; our private surgical hospitals are licensed as hospitals. Both are generally equipped and staffed for multiple surgical specialties and located in freestanding buildings or medical office buildings. Our average surgery center has approximately 12,000 square feet of space with four operating rooms, as well as ancillary areas for preparation, recovery, reception and administration. Our surgery center facilities range from a 4,000 square foot, one operating room facility to a 33,000 square foot, nine operating room facility. Our surgery centers are normally open weekdays from 7:00 a.m. to approximately 5:00 p.m. or until the last patient is discharged. We estimate that a surgery center with four operating rooms can accommodate up to 6,000 procedures per year. Our surgical hospitals average 40,000 square feet of space with six operating rooms, ranging in size from 17,000 to 68,000 square feet and having from 4 to 8 operating rooms.
      Our surgery center support staff typically consists of registered nurses, operating room technicians, an administrator who supervises the day-to-day activities of the surgery center, and a small number of office staff. Each center also has a medical director, who is responsible for and supervises the quality of medical care provided at the center. Use of our surgery centers is generally limited to licensed physicians, podiatrists and oral surgeons who are also on the medical staff of a local accredited hospital. Each center maintains a peer review committee consisting of physicians who use our facilities and who review the professional credentials of physicians applying for surgical privileges.
      All but two of our surgical facilities are accredited by either the Joint Commission on Accreditation of Healthcare Organizations or by the Accreditation Association for Ambulatory Healthcare or are in the process of applying for such accreditation. We believe that accreditation is the quality benchmark for managed care organizations. Many managed care organizations will not contract with a facility until it is accredited. We believe that our historical performance in the accreditation process reflects our commitment to providing high quality care in our surgical facilities.
      Generally, our surgical facilities are limited partnerships, limited liability partnerships or limited liability companies in which ownership interests are also held by local physicians who are on the medical staff of the centers. Our ownership interests in the centers range from 7.5% to 95%. Our partnership and limited liability company agreements typically provide for the monthly or quarterly pro rata distribution of cash equal to net revenues from operations, less amounts held in reserve for expenses and working capital. Our facilities derive their operating cash flow by collecting a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. Our billing systems estimate revenue and generate contractual adjustments based on a fee schedule for over 75% of the total cases performed at our facilities. For the remaining cases, the contractual allowance is estimated based on the historical collection percentages of each facility by payor group. The historical collection percentage is updated quarterly for each facility. We estimate each patient’s financial obligation prior to the date of service. We request payment of that obligation at the time of service. Any amounts not collected at the time of service are subject to our normal collection and reserve policy. We also have a management agreement with each of the facilities under which we provide day-to-day management services for a management fee that is typically a percentage of the net revenues of the facility.
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

Strategic Relationships
      A key element of our business strategy is to pursue strategic relationships with not-for-profit healthcare systems (“hospital partners”) in selected markets. Of our 84 U.S. facilities, 48 are jointly-owned with not-for-profit healthcare systems. Our strategy involves developing these relationships in three primary ways. One way is by adding new facilities in existing markets with our existing hospital partners. An example of this is our relationship with the Baylor Health Care System in Dallas, Texas. Our joint ventures with Baylor own a network of 20 operational surgical facilities that serve the approximately four million people in the Dallas/ Fort Worth area. These joint ventures have added new facilities each year since their inception in 1999, including three during 2004, and have an additional two facilities under construction.
      Another way we develop these relationships is through expansion into new markets, both with existing hospital partners and with new partners. An example of this strategy with an existing partner is our expansion into new markets with Catholic Healthcare West (CHW). Our relationship with CHW began in 1998 with a facility in Las Vegas, Nevada, expanded into Phoenix, Arizona with three facilities, two of which were newly developed, during 2003, and continues as we enter new markets in California, where we have two facilities under construction and an additional two under development, some of which we expect to open in 2005. Another example of this strategy is our relationship with Ascension Health, with whom we jointly own facilities in Nashville, Tennessee and with whom we entered the Baltimore, Maryland market through the acquisition of an equity interest in a facility during 2004. During 2004 we entered the Oklahoma market with a new partner, INTEGRIS Health, through the acquisition of equity interests in two facilities, and opened facilities with CHRISTUS Health in San Antonio, Texas, with Bon Secours Health System in Newport News, Virginia, and Providence Health System, in Mission Hills, California. We expect projects currently under development to result in our opening facilities in additional new markets with not-for-profit hospital partners.
      A third way we develop our strategic relationships with not-for-profit healthcare systems is through the contribution of our ownership interests in existing facilities to a joint venture relationship. During 2003 and 2004 we added a not-for-profit hospital partner to six facilities we had previously operated without a hospital partner. We expect to add a not-for-profit hospital partner in the future to some of the remaining 36 facilities that do not yet have such a partner.

Operations in the United Kingdom
      We operate three private hospitals in greater London. We acquired Parkside Hospital and Holly House Hospital in 2000 and Highgate Hospital in 2003. Parkside Hospital, located in Wimbledon, a suburb southwest of London, has 69 registered acute care beds, including four high dependency beds and four operating theatres, one of which is a dedicated endoscopy suite. Parkside also has its own on-site pathology laboratory which provides services to the on-site cancer treatment center. The imaging department, which has been extensively upgraded in the past three years, has an MRI scanner, CT scanner, and two X-ray screening rooms, plus mammography, dental and ultrasound services available. Approximately 415 surgeons, anesthesiologists, and physicians, all of whom have been subject to a strict credentialing process and continue to participate in annual appraisal programs that Parkside shares with a local hospital operated by the United Kingdom’s national health service, have admitting privileges to the hospital. Parkside’s key specialties include orthopedics, oncology, gynecology, neurosurgery, ear-nose-throat, endoscopy and general surgery, and the hospital is currently expanding its day case services.
      Parkside Oncology Clinic opened in August 2003 and has state of the art equipment designed to provide a wide range of cancer treatments. The pre-treatment and planning suite houses a dedicated CT scanner, which, along with the linear accelerators and virtual simulation software, is linked to the department’s planning system. The clinic also has its own pharmacy aseptic suite which provides chemotherapy to the day case unit at the hospital.
      Holly House Hospital, located in a suburb northeast of London near Essex, has been an acute care hospital for over 20 years and has 55 registered acute care beds, including three high dependency beds. The hospital has three operating theatres and its own on-site pathology laboratory and pharmacy. A diagnostic suite houses MRI and CT scanners, X-ray screening rooms, mammography, ultrasound, and DEXA scanning as well as Kodak Computer Radiography. Over 260 surgeons, anesthesiologists, and physicians have admitting privileges at the hospital, and there are well-established orthopedic, plastic, IVF, and general surgery practices.
      Highgate Hospital is a 32 bed acute care hospital located in the affluent Highgate area of London. The hospital has an established cosmetic surgery business and additional practices including endoscopy and general surgery are being developed.

Case Mix
      The following table sets forth the percentage of our revenues determined based on internally reported case volume from our U.S. facilities and internally reported revenue from our U.K. facilities for the year ended December 31, 2004 from each of the following specialties:

Specialty	U.S.	U.K.

Orthopedic	23%	27%
Pain management	20	1
Gynecology	3	12 (1)
General surgery	5	13
Ear, nose and throat	6	3
Gastrointestinal	15	3
Plastic surgery	5	22
Ophthalmology	10	3
Other	13	16

Total	100%	100%

(1)	Also includes in vitro fertilization.

Payor Mix
      The following table sets forth the percentage of our revenues determined based on internally reported case volume from our U.S. surgical facilities and internally reported revenue from our U.K. facilities for the year ended December 31, 2004 from each of the following payors:

Payor	U.S.	U.K.

Private insurance	68%	50%
Self-pay	3	43
Government	27 (1)	7
Other	2	—

Total	100%	100%

(1)	Based solely on case volume. Because government payors typically pay less than private insurance, the percentage of our U.S. revenue attributable to government payors is approximately 10% for Medicare and 1% for Medicaid.
      The following table sets forth information relating to the not-for-profit healthcare systems with which we are affiliated as of December 31, 2004:

		Number of
		Facilities
		Operated with
Healthcare System	Geographical Focus	USPI

Single Market Systems:
Baylor Health Care System	Dallas/Fort Worth, Texas	20
Memorial Hermann Healthcare System	Houston, Texas	5
INTEGRIS Health	Oklahoma	2
Meridian Health System	New Jersey	2
Covenant Health:	Eastern Tennessee	1
Fort Sanders Parkwest Medical Center	Knoxville, Tennessee
Decatur General Hospital	Decatur, Alabama	1
Mountain States Health Alliance:	Northeast Tennessee	1
Johnson City Medical Center	Johnson City, Tennessee
Northside Cherokee Hospital	Atlanta, Georgia	1
Robert Wood Johnson University Hospital	East Brunswick, New Jersey	1
Sarasota Memorial Hospital	Florida	1
McLaren Health Care Corporation	Michigan	(a	)

Number of
Facilities
Operated with
Healthcare System	Geographical Focus	USPI

Multi-Market Systems:
Ascension Health:	19 states and D.C. (b)	6
St. Thomas Health Services System (5 facilities)	Middle Tennessee
St. Agnes HealthCare (1 facility)	Baltimore, Maryland
Catholic Healthcare West:	California, Arizona, Nevada	4
St. Joseph’s Hospital and Medical Center (3 facilities)	Phoenix, Arizona
St. Rose Dominican Hospital (1 facility)	Henderson, Nevada
Glendale Memorial Hospital and Health Center(a)	Glendale, California
St. John’s Regional Medical Center(a)	Oxnard, California
San Gabriel Valley Medical Center(a)	San Gabriel, California
Bon Secours Health System:	Nine eastern states (c)
Mary Immaculate Hospital	Newport News, Virginia	1
Memorial Regional Medical Center(a)	Richmond, Virginia
CHRISTUS Health:	Six states (d)	1
Christus Santa Rosa Health Corporation	San Antonio, Texas
Providence Health System:	Four western states (e)	1
Providence Holy Cross Medical Center	Mission Hills, California
Adventist Health System:	Eleven states (f)	(a	)
Huguley Memorial Medical Center	Fort Worth, Texas
Totals		48

(a)	A joint venture agreement has been signed and projects have been initiated, but no facilities in this joint venture are yet operational.
(b)	Alabama, Arkansas, Arizona, Connecticut, District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Michigan, Missouri, New York, Pennsylvania, Tennessee, Texas, Washington, and Wisconsin.
(c)	Florida, Kentucky, Maryland, Michigan, New Jersey, New York, Pennsylvania, South Carolina, and Virginia.
(d)	Arkansas, Louisiana, Missouri, Oklahoma, Texas, and Utah.
(e)	Alaska, California, Oregon, and Washington.
(f)	Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Michigan, North Carolina, Tennessee, Texas and Wisconsin.

Facilities
      The following table sets forth information relating to the facilities that we operated as of December 31, 2004:

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
	Facility	Affiliation		Rooms	USPI

	United States
	Atlanta
*	Advanced Surgery Center of Georgia, Canton, Georgia(1)	3/27/02		3	28
	East West Surgery Center, Austell, Georgia	9/1/00	(4)	3	51
	Lawrenceville Surgery Center, Lawrenceville, Georgia	8/1/01		2	15
	Northwest Georgia Surgery Center, Marietta, Georgia	11/1/00	(4)	2	15
	Orthopaedic South Surgical Center, Morrow, Georgia	11/28/03		2	15
	Resurgens Surgical Center, Atlanta, Georgia	10/1/98	(4)	4	40
	Roswell Surgery Center, Roswell, Georgia	10/1/00	(4)	2	15
	Chicago
	Same Day Surgery 25 East, Chicago, Illinois	10/15/04		4	93
	Same Day Surgery Elmwood Park, Elmwood Park, Illinois	10/15/04		3	75
	Same Day Surgery North Shore, Evanston, Illinois	10/15/04		2	92
	Same Day Surgery River North, Chicago, Illinois	10/15/04		4	72
	Same Day Surgery Six Corners, Chicago, Illinois	10/15/04		4	50
	Dallas/ Fort Worth
*	Surgery Center of Arlington, Arlington, Texas(1)	2/1/99		6	43
*	Baylor Surgicare, Garland, Texas(1)	6/1/99		6	20
*	Bellaire Surgery Center, Fort Worth, Texas	10/15/02		4	20
*	Denton Surgicare, Denton, Texas(1)	2/1/99		4	21
*	Frisco Medical Center, Frisco, Texas(5)	9/30/02		6	20
*	Grapevine Surgicare, Grapevine, Texas	2/16/02		4	11
*	Irving-Coppell Surgical Hospital, Irving,Texas(5)	10/20/03		5	10
*	Surgery Center of Lewisville, Lewisville, Texas(1),(3)	9/16/02		6	0
*	Mary Shiels Hospital(5)	4/1/03		5	20
*	Medical Centre Surgicare, Fort Worth, Texas(1),(5)	12/18/98		8	44
*	Metroplex Surgicare, Bedford, Texas(1)	12/18/98		5	44
*	North Texas Surgery Center, Dallas, Texas(1)	12/18/98		4	45
*	Park Cities Surgery Center, Dallas, Texas	6/9/03		4	41
*	Physicians Day Surgery Center, Dallas, Texas	10/12/00		4	20
*	Physicians Surgical Center of Fort Worth, Fort Worth, Texas	7/13/04		4	8
*	Premier Ambulatory Surgery Center of Garland, Garland, Texas	2/1/99		2	45
*	Heath Surgicare, Rockwall, Texas	11/1/04		3	28
*	Texas Surgery Center, Dallas, Texas(1)	6/1/99		4	20
*	Trophy Club Medical Center, Trophy Club, Texas(5)	5/3/04		6	23
*	Valley View Surgery Center, Dallas, Texas	12/18/98		4	58
	Houston
*	Doctors Outpatient Surgicenter, Pasadena, Texas	9/1/99		5	68
*	Memorial Hermann Surgery Center Northwest, Houston, Texas	9/1/04		5	13

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
	Facility	Affiliation		Rooms	USPI

*	Sugar Land Surgical Hospital, Sugar Land, Texas(5)	12/28/02		4	13
*	TOPS Surgical Specialty Hospital, Houston, Texas(5)	7/1/99		7	47
*	United Surgery Center — Southeast, Houston, Texas(1)	9/1/99		3	83
	Los Angeles
	Coast Surgery Center of South Bay, Torrance, California(1)	12/18/01		3	63
	Pacific Endo-Surgical Center, Torrance, California	8/1/03		1	63
*	San Fernando Valley Surgery Center, Mission Hills, California	11/1/04		3	42
	San Gabriel Valley Surgical Center, West Covina, California	11/16/01		4	59
	The Center for Ambulatory Surgical Treatment, Los Angeles, California	11/14/02		4	25
	Nashville
*	Baptist Ambulatory Surgery Center, Nashville, Tennessee	3/1/98	(4)	6	22
*	Baptist Plaza Surgicare, Nashville, Tennessee	12/3/03		7	24
*	Middle Tennessee Ambulatory Surgery Center, Murfreesboro, Tennessee	7/29/98		4	35
*	Physicians Pavilion Surgery Center, Smyrna, Tennessee	7/29/98		4	95
*	Saint Thomas SurgiCare, Nashville, Tennessee	7/15/02		5	22
	New Jersey
	Central Jersey Surgery Center, Eatontown, New Jersey	11/1/04		3	25
*	Robert Wood Johnson Surgery Center, East Brunswick, New Jersey	6/26/02		5	44
	Shore Outpatient Surgicenter, Lakewood, New Jersey	11/1/04		3	63
*	Shrewsbury Surgery Center, Shrewsbury, New Jersey	4/1/99		4	28
*	Toms River Surgery Center, Toms River, New Jersey	3/15/02		4	28
	Phoenix
*	Arizona Orthopedic Surgical Hospital, Phoenix, Arizona(5)	5/19/04		6	38
*	St. Joseph’s Outpatient Surgery Center, Phoenix, Arizona	9/2/03		9	49
*	Warner Outpatient Surgery Center, Phoenix, Arizona	7/1/99		4	38
	Additional Markets
	Alamo Heights Surgery Center, San Antonio, Texas	12/1/04		3	66
	Austintown Ambulatory Surgery Center, Austintown, Ohio(1)	4/12/02		5	63
*	Cape Surgery Center, Sarasota, Florida	10/18/04		6	48
*	Christus Santa Rosa Surgery Center, San Antonio, Texas	5/3/04		5	21
	Corpus Christi Outpatient Surgery Center, Corpus Christi, Texas(1)	5/1/02		5	69
	Creekwood Surgery Center, Kansas City, Missouri(1)	7/29/98		4	64
	Day-Op Center of Long Island, Mineola, New York(2)	12/4/98		4	0
*	Decatur Ambulatory Surgery Center, Decatur, Alabama(1)	7/29/98		2	61
	Destin Surgery Center, Destin, Florida	9/25/02		2	30
	Las Cruces Surgical Center, Las Cruces, New Mexico(1)	2/1/01		3	50
*	Mary Immaculate Ambulatory Surgical Center, Newport News, Virginia	7/19/04		4	25
*	Mountain Empire Surgery Center, Johnson City, Tennessee	2/20/00	(4)	4	20
	New Mexico Orthopaedic Surgery Center, Albuquerque, New Mexico	2/29/00	(4)	4	51

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
	Facility	Affiliation		Rooms	USPI

*	Oklahoma Center for Orthopedic MultiSpecialty Surgery, Oklahoma City, Oklahoma(5)	8/2/04		4	25
	Specialists Surgery Center, Oklahoma City, Oklahoma(1)	3/27/02		4	51
*	Parkway Surgery Center, Henderson, Nevada	8/3/98		5	45
*	Parkwest Surgery Center, Knoxville, Tennessee	7/26/01		5	22
	Reading Surgery Center, Spring Township, Pennsylvania	7/1/04		3	65
*	Saint Agnes Surgery Center, Ellicott City, Maryland	10/01/04		4	75
*	Southwest Orthopaedic Ambulatory Surgery Center, Oklahoma City, Oklahoma	8/2/04		2	25
	The Surgery Center, Middleburg Heights, Ohio(1)	6/19/02		7	64
	Surgi-Center of Central Virginia, Fredericksburg, Virginia	11/29/01		4	78
	Surgery Center of Fort Lauderdale, Fort Lauderdale, Florida	11/1/04		4	61
	Teton Outpatient Services, Jackson, Wyoming	8/1/98	(4)	2	52
	Texan Surgery Center, Austin, Texas	6/1/03		3	65
	Tulsa Outpatient Surgery Center, Tulsa, Oklahoma	11/1/04		4	30
	United Surgery Center, Cottonwood, Arizona(6)	7/14/03		2	25
	University Surgical Center, Winter Park, Florida	10/15/98		3	40
	Zeeba Surgery Center, Lyndhurst, Ohio(1)	10/11/02		5	58
	United Kingdom
	Parkside Hospital, Wimbledon	4/6/00		4	100
	Holly House Hospital, Essex	4/6/00		3	100
	Highgate Private Clinic, Highgate	4/29/03		3	100

*	Facilities jointly owned with not-for-profit hospital systems.

(1)	Certain of our surgery centers are licensed and equipped to accommodate 23-hour stays.

(2)	Operated through a consulting and administrative agreement.

(3)	Management agreement only.

(4)	Indicates date of acquisition by OrthoLink Physician Corporation. We acquired OrthoLink in February 2001.

(5)	Surgical hospitals, all of which are licensed and equipped for overnight stays.

(6)	During January 2005 we sold our ownership in this facility and exited the management contract.
      We lease the majority of the facilities where our various surgery centers and private surgical hospitals conduct their operations. Our leases have initial terms ranging from one to twenty years and most of the leases contain options to extend the lease period for up to ten additional years.
      Our corporate headquarters is located in a suburb of Dallas, Texas. We currently lease approximately 48,000 square feet of space at 15305 Dallas Parkway, Addison, Texas. The lease expires in April 2011.
      Our office in the United Kingdom is located in London. We currently lease 1,900 square feet. The lease expires in February 2014.
      We lease 10,408 square feet of space in Brentwood, Tennessee, which currently serves as a regional office. The lease expires in February 2008.
      We lease 2,869 square feet of space in Houston, Texas, which currently serves as a regional office. The lease expires in July 2009.

      We lease 1,898 square feet of space in Pasadena, California, which currently serves as a regional office. The lease expires in November 2009.
Development
      The following table sets forth information relating to facilities that are currently under construction:

			Expected	Number of
	Hospital		Opening	Operating
Facility Location	Partner	Type	Date	Rooms/Beds

Garland, Texas	Baylor	Surgery Center	2Q05	5 OR’s
Dallas, Texas	Baylor	Surgery Center	3Q05	5 OR’s
Oxnard, California	CHW	Surgery Center	1Q05	4 OR’s
San Gabriel, California	CHW	Surgery Center	1Q05	3 OR’s
Manalapan, New Jersey	Meridian	Surgery Center	3Q05	4 OR’s
Baton Rouge, Louisiana	None	Surgical Hospital	3Q05	4 OR’s, 11 beds
      We also have eleven additional projects under development, all of which involve a hospital partner. It is possible that some of these projects, as well as other projects which are in various stages of negotiation with both current and prospective joint venture partners, will result in our operating additional facilities sometime in 2005. While our history suggests that many of these projects will culminate with the opening of a profitable surgical facility, we can provide no assurance that any of these projects will reach that stage or will be successful thereafter.
Marketing
      Our sales and marketing efforts are directed primarily at physicians, who are principally responsible for referring patients to our facilities. We market our facilities to physicians by emphasizing (1) the high level of patient and physician satisfaction with our surgery centers, which is based on surveys we take concerning our facilities, (2) the quality and responsiveness of our services, (3) the practice efficiencies provided by our facilities and (4) the benefits of our affiliation with our hospital partners. We also directly negotiate, together in some instances with our hospital partners, agreements with third-party payors, which generally focus on the pricing, number of facilities in the market and affiliation with physician groups in a particular market. Maintaining access to physicians and patients through third-party payor contracting is essential for the economic viability of most of our facilities.
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
      We compete with other providers in each of our markets for patients and for contracts with insurers or managed care payors. Competition for managed care contracts with other providers is focused on the pricing, number of facilities in the market and affiliation with key physician groups in a particular market. We believe that our relationships with our hospital partners enhance our ability to compete for managed care contracts. We also encounter competition with other companies for acquisition and development of facilities and in the United States for strategic relationships with not-for-profit healthcare systems and physicians.
      There are several publicly-held companies, or divisions of large publicly-held companies, that acquire and develop freestanding multi-specialty surgery centers and private surgical hospitals. Some of these competitors have greater resources than we do. The principal competitive factors that affect our ability and the ability of our competitors to acquire surgery centers and private surgical hospitals are price, experience, reputation and access to capital. Further, in the United States many physician groups develop surgery centers without a corporate partner. It is generally difficult, however, for a single practice to create effectively the efficient operations and marketing programs necessary to compete with other provider networks and companies. As a result, and also due to the financial investment necessary to develop surgery centers and private surgical hospitals, many healthcare systems and physician groups are attracted to corporate partners such as us.
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
Employees
      As of December 31, 2004, we employed approximately 3,450 persons, 2,850 of whom are full-time employees and 600 of whom are part-time employees. Of these employees, we employ approximately 2,700 in the United States and 750 in the United Kingdom. The physicians that affiliate with us and use our facilities are not our employees. However, we generally offer the physicians the opportunity to purchase equity interests in the facilities they use.
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

Licensure and certificate-of-need regulations
      Capital expenditures for the construction of new facilities, the addition of capacity or the acquisition of existing facilities may be reviewable by state regulators under statutory schemes that are sometimes referred to as certificate of need laws. States with certificate of need laws place limits on the construction and acquisition of healthcare facilities and the expansion of existing facilities and services. In these states, approvals are required for capital expenditures exceeding certain specified amounts and that involve certain facilities or services, including surgery centers and private surgical hospitals.
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
      Our healthcare facilities receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc., nationwide commissions which establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. Generally, our healthcare facilities must be in operation for at least six months before they are eligible for accreditation. As of December 31, 2004, all but two of our healthcare facilities had been accredited by either the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc. or are in the process of applying for such accreditation. Many managed care companies and third-party payors require our facilities to be accredited in order to be considered a participating provider under their health plans.

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
      Medicare payments for procedures performed at surgery centers are not based on costs or reasonable charges. Instead, Medicare prospectively determines fixed payment amounts for procedures performed at surgery centers. These amounts are adjusted for regional wage variations. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the years ended December 31, 2004, 2003, and 2002, 27%, 25% and 23%, respectively, of our domestic case volumes were attributable to Medicare and Medicaid payments, although the percentage of our overall revenues these cases represent is significantly less because government payors typically pay less than private insurers. For example, approximately 10% and 1% of our 2004 domestic patient service revenues were contributed by Medicare and Medicaid, respectively, despite those cases representing a total of 27% of our domestic case volume.
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
      As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our surgery centers. Currently, Medicare reimbursement rates are frozen pending completion of a cost survey, to be completed no later than 2008. Reductions or changes in Medicare or Medicaid funding could significantly affect our results of operations. We cannot predict at this time whether additional healthcare reform initiatives will be implemented or whether there will be other changes in the administration of government healthcare programs or the interpretation of government policies that would adversely affect our business.

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
      Our partnerships and limited liability companies that are providers of services under the Medicare and Medicaid programs, and their respective limited partners and members, are subject to the Anti-Kickback Statute. A number of the relationships that we have established with physicians and other healthcare providers do not fit within any of the safe harbor regulations issued by the Office of the Inspector General. All of the 82 surgical facilities in the United States in which we hold an ownership interest are owned by partnerships, limited liability partnerships or limited liability companies, which include as partners or members physicians who perform surgical or other procedures at the facilities.
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

Federal Physician Self-Referral Law
      Section 1877 of the Social Security Act, commonly known as the “Stark Law,” prohibits any physician from referring patients to any entity for the furnishing of certain “designated health services” otherwise payable by Medicare or Medicaid, if the physician or an immediate family member has a financial relationship with the entity, unless an exception applies. As defined by the Stark Law, the term “financial relationship” includes both ownership (or investment) interests and compensation arrangements. Persons who violate the Stark Law are subject to potential civil money penalties of up to $15,000 for each bill or claim submitted in violation of the Stark Law and up to $100,000 for each “circumvention scheme” they are found to have entered into, and potential exclusion from the Medicare and Medicaid programs. In addition, the Stark Law requires the denial (or, refund, as the case may be) of any Medicare and Medicaid payments received for designated health services that result from a prohibited referral.
      The list of designated health services under the Stark Law does not include ambulatory surgery services as such. However, some of the ten types of designated health services are among the types of services furnished by our surgery centers. The Department of Health and Human Services, acting through the Centers for Medicare and Medicaid Services, has promulgated regulations implementing the Stark Law. These regulations exclude health services provided by an ambulatory surgery center from the definition of “designated health services” if the services are included in the surgery center’s composite Medicare payment rate. Therefore, the Stark Law’s self-referral prohibition generally does not apply to health services provided by a surgery center, unless the surgery center separately bills Medicare for the services. We believe that our operations do not violate the Stark Law, as currently interpreted. However, it is possible that the Centers for Medicare and Medicaid Services will further address the exception relating to services provided by a surgery center in the future. Therefore, we cannot assure you that future regulatory changes will not result in us becoming subject to the Stark Law’s self-referral prohibition.
      Nine of our U.S. facilities, and one additional facility currently under construction, are surgical hospitals rather than outpatient surgery centers. The Stark Law includes an exception for physician investments in hospitals if the physician’s investment is in the entire hospital and not just a department of the hospital. We believe that the physician investments in our surgical hospitals fall within the exception and are therefore permitted under the Stark Law. However, recently enacted legislation temporarily changes the way the hospital exception applies to physician investments in “specialty hospitals,” as defined by the legislation. This legislation, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, was enacted in December 2003, and created an 18-month moratorium, beginning on the date of enactment, during which physicians may not refer Medicare or Medicaid patients to “specialty hospitals” in which they have an ownership or investment interest. The legislation defines “specialty hospitals” as hospitals that are primarily or exclusively engaged in the care and treatment of (1) patients with a cardiac condition, (2) patients with an orthopedic condition, (3) patients receiving a surgical procedure or (4) any other specialized category of services that the Secretary of the Department of Health and Human Services designates as inconsistent with the purpose of the hospital ownership exception. The moratorium does not apply to hospitals that were in operation prior to, or under development as of, November 18, 2003, as long as the hospital (a) does not increase the number of physician investors beyond the number it had on November 18, 2003, (b) does not change the type of categories of services it provides from the type it provided as of November 18, 2003, (c) does not increase its bed size except on its main campus, and then only by 50% or five beds, whichever is greater, and (d) meets other requirements that may be specified by the Secretary of the Department of Health and Human Services.
      The Modernization Act includes general guidelines for determining whether a hospital is a “specialty hospital,” and for determining whether a hospital was “under development” as of November 18, 2003. It vests the Secretary of the Department of Health and Human Services with substantial discretion to interpret these guidelines. Thus far, the Secretary has issued very limited official guidance interpreting the legislation. As a result, we cannot state with certainty how the legislation will apply to our operations. However, the moratorium generally reduces or eliminates our ability to add physician investors to, add beds to, or change the types of specialties of our existing specialty hospital facilities, or to further develop the facility under development in the manner we had planned, or to develop additional hospitals with physician investors, for at least the 18-month time period covered by the moratorium.

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
      On August 17, 2000, the Department of Health and Human Services finalized the transaction standards. We were required to and did comply with these standards by October 16, 2003. The transaction standards require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and health payment and remittance advices.
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
      Compliance with these standards will require significant commitment and action by us. We have appointed members of our management team to direct our compliance with these standards, and we expect to be in compliance with these standards by the required date, which is April 20, 2005. We estimate the total costs of initially implementing these regulations to be $200,000.
      On December 28, 2000, the Department of Health and Human Services published a final rule establishing standards for the privacy of individually identifiable health information. This rule was amended May 31, 2002 and August  14, 2002. These privacy standards apply to all health plans, all healthcare clearinghouses and many healthcare providers, including healthcare providers that transmit health information in an electronic form in connection with certain standard transactions. We are a covered entity under the final rule. The privacy standards protect individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed. A violation of the privacy standards could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. We were required to and did comply with this rule by April 14, 2003.
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
      We are dependent upon private and governmental third party sources of payment for the services provided to patients in our surgery centers and private surgical hospitals. The amount of payment a surgery center or private surgical hospital receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third party payors. In the United Kingdom, a significant portion of our revenues result from referrals of patients to our hospitals by the national health system. We have no control over the number of patients that are referred to the private sector annually. Fixed fee schedules, capitation payment arrangements, exclusion from participation in or inability to reach agreement with managed care programs or other factors affecting payments for healthcare services over which we have no control could also cause a reduction in our revenues.

If we are unable to acquire and develop additional surgery centers or private surgical hospitals on favorable terms, we may be unable to execute our acquisition and development strategy, which could limit our future growth.
      Our strategy is to increase our revenues and earnings by continuing to acquire surgical facility companies, groups of surgical facilities and individual surgical facilities and to develop additional surgical facilities, primarily in collaboration with our hospital partners. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions. We are currently evaluating potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future. The surgical facilities we develop typically incur losses in their early months of operation (more so in the case of surgical hospitals) and, until their case loads grow, they generally experience lower total revenues and operating margins than established surgical facilities, and we expect this to continue to be the case. Historically, each of our newly developed facilities has generated positive cash flow within the first 12 months of operations. We may not be successful in acquiring other companies or additional surgical facilities, developing surgical facilities or achieving satisfactory operating results at acquired or newly developed facilities. Further, the companies or assets we acquire in the future may not ultimately produce returns that justify our related investment. If we are not able to execute our acquisition and development strategy, our ability to increase revenues and earnings through future growth would be impaired.

If we incur material liabilities as a result of acquiring companies or surgical facilities, our operating results could be adversely affected.
      Although we conduct extensive due diligence prior to the transactions and seek indemnification from prospective sellers covering unknown or contingent liabilities, we may acquire companies and surgical facilities that have material liabilities for failure to comply with healthcare laws and regulations or other past activities. Although we maintain professional and general liability insurance, we do not currently maintain insurance specifically covering any unknown or contingent liabilities that may have occurred prior to the acquisition of companies and surgical facilities. If we incur these liabilities and are not indemnified or insured for them, our operating results and financial condition could be adversely affected.

If we are unable to manage growth, we may be unable to achieve our growth strategy.
      We have acquired interests in or developed all of our surgery centers and private surgical hospitals since our inception in February 1998. We expect to continue to expand our operations in the future. As a young company, our rapid growth has placed, and will continue to place, increased demands on our management, operational and financial information systems and other resources. Further expansion of our operations will require substantial financial resources and management attention. To accommodate our past and anticipated future growth, and to compete effectively, we will need to continue to implement and improve our management, operational and financial information systems and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures or controls may not be adequate to support our operations in the future. Further, focusing our financial resources and management attention on the expansion of our operations may negatively impact our financial results. Any failure to implement and improve our management, operational and financial information systems, or to expand, train, manage or motivate our workforce, could reduce or prevent our growth.

We depend on our relationships with not-for-profit healthcare systems and their ability to assist in negotiating managed care contracts on behalf of the surgical facilities that we jointly own with healthcare systems. If we are not able to maintain our strategic alliances with these not-for-profit healthcare systems, or enter into new alliances, we may be unable to implement our business strategies successfully.
      Our domestic business depends in part upon the efforts and success of the not-for-profit healthcare systems with which we have strategic alliances and the strength of our alliances with those healthcare systems. Our business could be adversely affected by any damage to those healthcare systems’ reputations or to our alliances with them. We may not be able to maintain our existing alliance agreements on terms and conditions favorable to us or enter into alliances with additional not-for-profit healthcare systems. If we are unable to maintain our existing arrangements on terms favorable to us or enter into alliances with additional not-for-profit healthcare systems, we may be unable to implement our business strategies successfully.

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
      As an increasing percentage of domestic patients become subject to healthcare coverage arrangements with managed care payors, we believe that our success will continue to depend upon our and our not-for-profit healthcare system partners’ ability to negotiate favorable contracts on behalf of our facilities with managed care organizations, employer groups and other private third party payors. If we are unable to enter into these arrangements on satisfactory terms in the future we could be adversely affected. Many of these payors already have existing provider structures in place and may not be able or willing to change their provider networks. Similarly, if we fail to negotiate contracts with healthcare insurers in the United Kingdom on favorable terms, or if we fail to remain on insurers’ networks of approved hospitals, such failure could have a material adverse effect on us. We could also experience a material adverse effect to our operating results and financial condition as a result of the termination of existing third party payor contracts.

We depend on our relationships with the physicians who use our facilities. Our ability to provide medical services at our facilities would be impaired and our revenues reduced if we are not able to maintain these relationships.
      Our business depends upon the efforts and success of the physicians who provide medical and surgical services at our facilities and the strength of our relationships with these physicians. Our revenues would be reduced if we lost our relationship with one or more key physicians or group of physicians or such physicians or groups reduce their use of our facilities. In addition, any failure of these physicians to maintain the quality of medical care provided or to otherwise adhere to professional guidelines at our surgical facilities or any damage to the reputation of a key physician or group of physicians could damage our reputation, subject us to liability and significantly reduce our revenues.

Our United Kingdom operations are subject to unique risks, any of which, if they actually occur, could adversely affect our results.
      We expect that revenue from our United Kingdom operations will continue to account for a significant percentage of our total revenue. Further, we may pursue additional acquisitions in the United Kingdom, which would require substantial financial resources and management attention. This focus of financial resources and management attention could have an adverse effect on our financial results. Our United Kingdom operations are subject, and as they continue to develop may become increasingly subject, to risks such as:

•	competition with government sponsored healthcare systems;

•	unforeseen changes in foreign regulatory requirements or domestic regulatory requirements affecting our foreign operations;

•	identifying, attracting, retaining and working successfully with qualified local management;

•	fluctuations in exchange rates;

•	difficulties in staffing and managing geographically and culturally diverse, multinational operations; and

•	the possibility of an economic downturn in the United Kingdom, which could adversely affect the ability or willingness of employers and individuals in these countries to purchase private health insurance.
      These or other factors could have a material adverse effect on our ability to successfully operate in United Kingdom and our financial condition and operations.

Our significant indebtedness could limit our flexibility.
      We are significantly leveraged and will continue to have significant indebtedness in the future. Our acquisition and development program requires substantial capital resources, estimated to range from $50.0 million to $70.0 million per year over the next three years, although the range could be exceeded if attractive multi-facility acquisition opportunities are identified. The operations of our existing surgical facilities also require ongoing capital expenditures. We believe that our cash on hand and cash flows from operations will be sufficient to fund our acquisition and development activities in 2005, but if we identify favorable acquisition and development opportunities that require additional resources, we may be required to incur additional indebtedness in order to pursue these opportunities.
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
      Many states in the United States require prior approval for the construction, acquisition or expansion of healthcare facilities or expansion of the services they offer. When considering whether to approve such projects, these states take into account the need for additional or expanded healthcare facilities or services. In a number of states in which we operate, we are required to obtain certificates of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services offered and under various other circumstances. Following a period of decline, the number of states requiring certificates of need is once again on the rise as state legislators are looking at this process as one way to control rising healthcare costs. Other states in which we now or may in the future operate may adopt certificate of need legislation or regulatory provisions. Our costs of obtaining a certificate of need have ranged up to $500,000. Although we have not previously been denied a certificate of need, we may not be able to obtain the certificates of need or other required approvals for additional or expanded facilities or services in the future. In addition, at the time we acquire a facility, we may agree to replace or expand the acquired facility. If we are unable to obtain the required approvals, we may not be able to acquire additional surgery centers or private surgical hospitals, expand the healthcare services provided at these facilities or replace or expand acquired facilities.

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
      On February 20, 2003, the Department of Health and Human Services issued final regulations to protect the security of health-related information. These security standards will require healthcare providers to implement organizational and technical practices to protect the security of patient information. We expect to comply with these regulations by the required date, which is April 20, 2005.
      On December 28, 2000, the Department of Health and Human Services released final regulations regarding the privacy of healthcare information. We complied with these privacy regulations by the deadline, which was April 14, 2003. The privacy regulations extensively regulate the use and disclosure of individually identifiable healthcare information, whether communicated electronically, on paper or verbally. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. We believe that we are in compliance with the policies and procedures set forth in the privacy regulations.
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
      We are subject to many laws and regulations at the federal, state and local government levels in the jurisdictions in which we operate. These laws and regulations require that our healthcare facilities meet various licensing, certification and other requirements, including those relating to:

•	physician ownership of our domestic facilities;

•	the adequacy of medical care, equipment, personnel, operating policies and procedures;

•	building codes;

•	licensure, certification and accreditation;

•	billing for services;

•	maintenance and protection of records; and

•	environmental protection.
      We believe that we are in material compliance with applicable laws and regulations. However, if we fail or have failed to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored healthcare programs. A number of initiatives have been proposed during the past several years to reform various aspects of the healthcare system, both domestically and in the United Kingdom. In the future, different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. Current or future legislative initiatives or government regulation may have a material adverse effect on our operations or reduce the demand for our services.
      In pursuing our growth strategy, we may expand our presence into new geographic markets. In entering a new geographic market, we will be required to comply with laws and regulations of jurisdictions that may differ from those applicable to our current operations. If we are unable to comply with these legal requirements in a cost-effective manner, we may be unable to enter new geographic markets.

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
      The U.S. federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a “designated health service” to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity, unless an exception applies. The list of designated health services under the Stark Law does not include ambulatory surgery services as such. However, some of the ten types of designated health services are among the types of services furnished by our surgery centers.
      The Department of Health and Human Services, acting through the Centers for Medicare and Medicaid Services, has promulgated regulations implementing the Stark Law. These regulations exclude health services provided by an ambulatory surgery center from the definition of “designated health services” if the services are included in the surgery center’s composite Medicare payment rate. Therefore, the Stark Law’s self-referral prohibition generally does not apply to health services provided by a surgery center, unless the surgery center separately bills Medicare for the services. We believe that our operations do not violate the Stark Law, as currently interpreted.
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
      Both federal and state government agencies, as well as private payors, have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations. These investigations relate to a wide variety of topics, including the following:

•	cost reporting and billing practices;

•	quality of care;

•	financial reporting;

•	financial relationships with referral sources; and

•	medical necessity of services provided.
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
      At this time, we are not aware of any regulatory amendments or proposed changes that would trigger this obligation. Typically, our limited partnership and limited liability company agreements allow us to use shares of our common stock as consideration for the purchase of a physician’s ownership interest. The use of shares of our common stock for that purpose would dilute the ownership interests of our common stockholders. In the event that we are required to purchase all of the physicians’ ownership interests and our common stock does not maintain a sufficient valuation, we could be required to use our cash resources for the acquisitions, the total cost of which we estimate to be up to $165.0 million. The creation of these obligations and the possible termination of our affiliation with these physicians could have a material adverse effect on us.

The recently adopted Medicare Prescription Drug, Improvement, and Modernization Act of 2003 could restrict our ability to operate our facilities licensed as hospitals and could adversely impact our reimbursement revenues.
      The Stark Law includes an exception that permits physicians to refer Medicare and Medicaid patients to hospitals in which they have an ownership interest under certain circumstances. However, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, signed into law in December 2003, created an 18-month moratorium, beginning on the date of enactment, during which physicians may not refer Medicare or Medicaid patients to “specialty hospitals” in which they have an ownership interest. The Medicare Prescription Drug Act defines “specialty hospitals” as hospitals that are primarily or exclusively engaged in the care and treatment of (1) patients with a cardiac condition, (2) patients with an orthopedic condition, (3) patients receiving a surgical procedure or (4) any other specialized category of services that the Secretary of the Department of Health and Human Services designates as inconsistent with the purpose of the hospital ownership exception. The moratorium does not apply to hospitals that were in operation prior to, or under development as of, November 18, 2003, as long as the hospital (a) does not increase the number of physician investors beyond the number it had on November 18, 2003, (b) does not change the type of categories of services it provides from the type it provided as of November 18, 2003, (c) does not increase its bed size except on its main campus, and then only by 50% or five beds, whichever is greater, and (d) meets other requirements that may be specified by the Secretary of the Department of Health and Human Services.

      The Medicare Prescription Drug Act includes general guidelines for determining whether a hospital is a “specialty hospital,” and for determining whether a hospital was “under development” as of November 18, 2003. It vests the Secretary of the Department of Health and Human Services with substantial discretion to interpret these guidelines. Thus far, the Secretary has issued very limited official guidance interpreting the legislation. As a result, we cannot state with certainty how the legislation will apply to our operations. However, the moratorium generally reduces or eliminates our ability to add physician investors to, add beds to, or change the types of specialties of our existing specialty hospital facilities, or to further develop the facility under development in the manner we had planned, or to develop additional hospitals with physician investors, for at least the 18-month time period covered by the moratorium. These legal constraints on the operation of these facilities could have an adverse financial effect on these facilities. If future legislation is enacted that prohibits all physician referrals to specialty hospitals in which the physicians own an interest, even if those facilities already exist, our specialty hospitals could be materially adversely affected.
      The Medicare Prescription Drug Act also limits increases in Medicare reimbursement rates for ambulatory surgery centers. Under the Medicare Prescription Drug Act, the 2% increase in Medicare reimbursement rates for ambulatory surgery centers that became effective on October 1, 2003 is limited beginning April 1, 2004 to an amount equal to the increase in the Consumer Price Index for all urban consumers as estimated by the Secretary of the Department of Health and Human Services for the 12-month period ended March 31, 2003, minus 3.0 percentage points. The Medicare Prescription Drug Act also provides that there will be no increase in these rates through the end of calendar year 2009. The Medicare Prescription Drug Act also directs the General Accounting Office to conduct a study comparing the cost of procedures in surgery centers to the cost of procedures performed in hospital outpatient departments. The Secretary of the Department of Health and Human Services is directed to take this report into account in developing a new ambulatory surgery center payment system so that it is effective on or after January 1, 2006 and not later than January 1, 2008. The Medicare Prescription Drug Act provides that, in the year that the new payment system is implemented, it must be designed to result in the same aggregate amount of expenditures for surgical services provided at ambulatory surgery centers as would be made if the new system were not adopted. The rate changes mandated by the Medicare Prescription Drug Act could have an adverse effect on the revenues of our centers, but we cannot predict at this time the full effect of the payment rate revisions.

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
      The healthcare business is highly competitive. We compete with other healthcare providers, primarily hospitals and other ambulatory surgery centers, in recruiting physicians and contracting with managed care payors in each of our markets. In the United Kingdom, we also compete with their national health system in recruiting healthcare professionals. There are major unaffiliated hospitals in each market in which we operate. These hospitals have established relationships with physicians and payors. In addition, other companies either are currently in the same or similar business of developing, acquiring and operating surgery centers and private surgical hospitals or may decide to enter our business. Many of these companies have greater financial, research, marketing and staff resources than we do. We may also compete with some of these companies for entry into strategic relationships with not-for-profit healthcare systems and healthcare professionals. If we are unable to compete effectively with any of these entities, we may be unable to implement our business strategies successfully and our business could be adversely affected.

Because our senior management has been key to our growth and success, we may be adversely affected if we lose any member of our senior management.
      We are highly dependent on our senior management, including Donald E. Steen, who is our chairman, and William H. Wilcox, who is our president and chief executive officer. Although we have employment agreements with Mr. Steen and Mr. Wilcox and other senior managers, we do not maintain “key man” life insurance policies on any of our officers. Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient numbers of qualified management or other personnel could have a material adverse effect on us.

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
      Market for Common Stock. Our common stock has traded on the Nasdaq National Market under the symbol “USPI” since June 8, 2001. As of March 9, 2005, there were approximately 140 record holders of our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on the Nasdaq National Market.

	High	Low

Year Ended December 31, 2003:
First Quarter	$20.21	$14.29
Second Quarter	24.62	16.70
Third Quarter	29.35	22.37
Fourth Quarter	34.50	27.33
Year Ended December 31, 2004:
First Quarter	$39.87	$32.01
Second Quarter	41.15	33.41
Third Quarter	40.00	32.57
Fourth Quarter	42.78	31.63
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
      The indenture governing the senior subordinated notes of our wholly owned finance subsidiary, United Surgical Partners Holdings, Inc., places restrictions on our ability to pay cash dividends on our common stock.
      Recent Sales of Unregistered Securities. During 2004, the Company did not issue or sell any securities that were not registered under the Securities Act.

Item 6.	Selected Consolidated Financial Data
      The selected consolidated statement of operations data set forth below for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, and the consolidated balance sheet data at December 31, 2004, 2003, 2002, 2001 and 2000 are derived from our consolidated financial statements, which have been audited by KPMG LLP, our independent registered public accounting firm.
      The historical results presented below are not necessarily indicative of results to be expected for any future period. The comparability of the financial and other data included in the table is affected by our loss on early retirement of debt in 2001 and 2004, our acquisitions of OrthoLink on February  12, 2001 and of Aspen Healthcare Holdings Limited on April 6, 2000 as well as other acquisitions completed since our inception. Our Spanish operations, which we sold during 2004, have been reclassified to “discontinued operations” for all data presented in the table below except for the “consolidated balance sheet data”, which includes our Spanish operations for all years before 2004. For a more detailed explanation of this financial data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Statement of Operations Data:
Total revenues	$389,530	$310,564	$243,814	$167,043	$78,894
Equity in earnings of unconsolidated affiliates	18,626	15,074	9,454	5,879	844
Operating expenses excluding depreciation and amortization	(273,614)	(216,213)	(170,193)	(123,030)	(64,732)
Depreciation and amortization	(27,209)	(22,700)	(19,123)	(18,042)	(7,774)

Operating income	107,333	86,725	63,952	31,851	7,232
Other income (expense):
Interest income	1,591	1,015	774	758	397
Interest expense	(26,720)	(24,863)	(23,307)	(14,834)	(10,614)
Loss on early retirement of debt	(1,635)	—	—	(5,166)	—
Other	247	733	(11)	133	(282)

Income (loss) before minority interests	80,816	63,610	41,408	12,742	(3,267)
Minority interests in income of consolidated subsidiaries	(30,441)	(23,959)	(14,809)	(7,339)	(2,656)
Income tax (expense) benefit	(17,867)	(14,934)	(9,923)	1,446	320

Income (loss) from continuing operations	32,508	24,717	16,676	6,850	(5,603)
Earnings (loss) from discontinued operations, net of tax	53,667	5,159	2,924	(4,100)	(2,561)

Net income (loss)	$86,175	$29,876	$19,600	$2,750	$(8,163)

Net income (loss) attributable to common stockholders(a)	$86,175	$29,876	$19,600	$66	$(14,134)
Share Data:
Net income (loss) per share attributable to common stockholders:
Basic:
Continuing operations	$1.16	$0.91	$0.67	$0.22	$(1.47)
Discontinued operations	1.92	0.19	0.12	(0.22)	(0.33)

Total	$3.08	$1.10	$0.79	$—	$(1.80)
Diluted:
Continuing operations	$1.11	$0.88	$0.64	$0.21	$(1.47)
Discontinued operations	1.83	0.18	0.11	(0.21)	(0.33)

Total	$2.94	$1.06	$0.75	$—	$(1.80)
Weighted average number of common shares Basic shares	27,942	27,133	24,925	18,380	7,850
Diluted shares	29,298	28,244	26,056	19,291	7,850
Other Data:
Number of facilities operated as of the end of period(b)	87	65	56	41	25
Cash flows from operating activities	$91,540	$74,375	$49,869	$36,700	$8,639

	As of December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Consolidated Balance Sheet Data:
Working capital	$87,178	$29,957	$51,412	$40,285	$(58,213)
Cash and cash equivalents	93,467	28,519	47,571	33,881	3,451
Total assets	922,304	870,509	728,758	556,857	330,396
Total debt	288,485	304,744	276,703	238,681	187,767
Redeemable preferred stock	—	—	—	—	32,819
Total stockholders’ equity	474,609	390,655	322,261	226,527	48,797

(a)	Includes preferred stock dividends of $2,684 and $5,971 for the years ended December 31, 2001 and 2000, respectively. No preferred stock dividends were declared in 2004, 2003, or 2002. No common stock dividends were declared or paid in any period.

(b)	Does not include Spanish facilities. Not derived from audited financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this report.
Overview
      We operate ambulatory surgery centers and private surgical hospitals in the United States and the United Kingdom. As of December 31, 2004, we operated 87 facilities, consisting of 84 in the United States and three in the United Kingdom. During September 2004, we sold our operations in Spain, where we had operated nine short-stay surgical facilities. Most of our U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At December 31, 2004, we had agreements with not-for-profit healthcare systems providing for the joint ownership of 48 of our 84 existing U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future, including all six facilities we are currently constructing as well as additional projects under development. All of our U.S. facilities include physician owners.
      Our U.S. facilities, consisting of ambulatory surgery centers and private surgical hospitals (each are generally referred to herein as “short-stay surgical facilities”), specialize in non-emergency surgical cases, the volume of which has steadily increased over the past two decades due in part to advancements in medical technology. These facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we in turn earn a monthly fee from each facility we operate in exchange for managing its operations. All but three of our facilities are located in the U.S., where we have focused increasingly on adding facilities with not-for-profit healthcare system partners (“hospital partners”). From December 31, 2001 to December 31, 2004, the number of facilities we own jointly with hospital partners more than doubled, increasing from 19 to 48.
      In the United Kingdom we operate private hospitals, which supplement the services provided by the government-sponsored healthcare system. Our patients choose to receive care at private hospitals primarily because of waiting lists to receive diagnostic procedures or elective surgery at government-sponsored facilities and pay us either from personal funds or through private insurance, which is offered by an increasing number of employers as a benefit to their employees. Since acquiring our first two facilities in the United Kingdom in 2000, we have expanded selectively by adding a third facility and increasing the capacity and services offered at each facility.
      Our continued growth and success depends on our ability to continue to grow volumes at our existing facilities, to successfully open new facilities we develop, and to maintain productive relationships with our hospital partners. We believe we will have significant opportunities to operate more facilities with hospital partners in the future in existing and new markets.
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

Consolidation
      Generally, we do not wholly own the facilities we operate. As discussed in “Results of Operations”, we operate all of our U.S. facilities through joint ventures with physicians. Increasingly, these joint ventures also include a not-for-profit healthcare system as a partner. We generally have a leadership role in these facilities through a significant voting and economic interest and a contract to manage each facility’s operations, but the degree of control we have varies from facility to facility. Accordingly, as of December 31, 2004, we consolidated the financial results of 42 of the facilities we operate, including one in which we hold no ownership but control its operations through a long-term service agreement, and account for 44 under the equity method. We hold no ownership in the other facility, which we currently operate under a management contract but do not control. In addition, we account for passive investments, which represent less than 1% of our investment in unconsolidated affiliates, under the cost method.
      Our determination of the appropriate consolidation method to follow with respect to our investments in subsidiaries and affiliates is based on the amount of control we have, combined with our ownership level, in the underlying entity. Our consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other subsidiaries over which we have control. Our investments in subsidiaries in which we have the ability to exercise significant influence over operating and financial policies, but do not control (including subsidiaries where we have less than 20% ownership), are accounted for on the equity method. Our other investments, which are not significant in amount, are accounted for using the cost method.
      Accounting for an investment as consolidated versus equity method generally has no impact on our net income or stockholders’ equity in any accounting period, but does impact individual income statement and balance sheet balances. However, if control or influence aspects of an equity method investment were different, it could result in us being required to account for an investment by consolidation or using the cost method. Under the cost method, the investor does not record its share of income or losses of the investee until it receives dividends or distributions from the investee. Conversely, under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity’s net income or loss based on its ownership percentage. At December 31, 2004, less than $0.1 million of the Company’s total investment in unconsolidated affiliates of $43.4 million relates to investments that are accounted for using the cost method and the remaining total of more than $43.3 million represents investments in unconsolidated affiliates accounted for using the equity method.

Revenue Recognition and Accounts Receivable
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
      Our revenue recognition policies are consistent with these criteria. Over 75% of the surgical cases performed at our facilities are performed under contracted or government mandated fee schedules or discount arrangements. The patient service revenues recorded for these cases are recorded at the contractual value at the time of billing. The predictability of the remaining revenue, for which contractual adjustments are estimated based on historical collections, is such that adjustments to these estimates in subsequent periods have not had a material impact in any period presented. If the discount percentage used in estimating accounts receivable for the cases not billed pursuant to fee schedules were changed by 1%, our 2004 after-tax net income would change by approximately $100,000. The collection cycle for patient services revenue is relatively short, typically ranging from 30 to 60 days depending upon payor and geographic norms, which allows us to evaluate our estimates frequently. Our revenues earned under management and other service contracts are typically based upon objective formulas driven by an entity’s financial performance and are generally earned and paid monthly.
      Our accounts receivable are comprised of receivables from both the United Kingdom and the United States. As of December 31, 2004, approximately 18% of our total accounts receivable were attributable to our U.K. business. Because our U.K. facilities only treat patients who have demonstrated ability to pay, our U.K. patients arrange for payment prior to treatment. As a result, our bad debt expense in the U.K. is very low. In 2004 it was only $242,000, which is 0.3% of our total U.K. revenues of $84.5 million. In addition, our average days sales outstanding in the U.K. was 33 as of December 31, 2004.
      Our U.S. accounts receivable were approximately 82% of our total accounts receivable as of December 31, 2004. In 2004, uninsured or self-pay revenues only accounted for 3% and 7% of our U.S. revenue and accounts receivable, respectively. Insurance revenues (including government payors) accounted for 97% and 93% of our 2004 U.S. revenue and accounts receivable, respectively. Our U.S. facilities primarily perform routine elective surgery that is typically scheduled in advance by physicians who have already seen the patient. As part of our internal control processes, we verify benefits, obtain insurance authorization, calculate patient financial responsibility and notify the patient of their responsibility, all prior to surgery. The nature of our business is such that we do not have any significant receivables that are pending approval from third party payors. We also manage our accounts receivable and focus our collection efforts on aged accounts receivable. However, due to complexities involved in insurance reimbursements and inherent limitations in verification procedures, our business will always have some level of bad debt expense. In 2004, our bad debt expense attributable to U.S. revenue was 2.4%, down from 2.6% in 2003. In addition, as of December 31, 2004, our average days sales outstanding in the U.S. was 43, and the aging of our U.S. accounts receivable was: 65% less than 60 days old, 16% between 60 and 120 days and 19% over 120 days old. Our U.S. bad debt allowance at December 31, 2004 represented 16% of our U.S. accounts receivable balance.
      Due to the nature of our business, management relies upon the aging of accounts receivable as its primary tool to estimate bad debt expense. Therefore, we reserve for bad debt based solely upon the aging of accounts receivable, without differentiating by payor source. We write off accounts on an individual basis based on that aging. We believe our reserve policy allows us to accurately estimate our allowance for doubtful accounts and bad debt expense.

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

Intangible Assets
      We also consider our accounting policy regarding intangible assets to be a critical accounting policy given the significance of intangible assets as compared to our total assets and the changes in accounting for intangible assets required under Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS No. 142), which was issued by the Financial Accounting Standards Board on July 20, 2001 and was adopted by us as of January 1, 2002. SFAS No. 142 requires the cessation of amortization of goodwill and identifiable intangible assets with indefinite useful lives and requires that goodwill and all intangible assets with indefinite useful lives be tested for impairment at least annually. We adopted this standard on January 1, 2002, determining that our reporting units are at the operating segment (country) level, and that the majority of our intangible assets, which consist primarily of contracts to manage certain facilities, have indefinite useful lives. Neither the transitional impairment tests performed as of January 1, 2002, nor the annual tests for impairment performed in each succeeding year, identified any impairment of the carrying value of any reporting unit or of any indefinite-lived intangible assets. In addition, we continue to review the carrying values of amortizable intangible assets whenever facts and circumstances change in a manner that indicates their carrying values may not be recoverable.
Discontinued Operations
      Effective September 9, 2004, we sold our Spanish operations, receiving proceeds of $141.1 million, net of a $22.2 million tax payment made in the fourth quarter of 2004. Collection of a portion of the sales proceeds was deferred until January 2007, at which time we expect to collect an additional $19.8 million in cash. We recorded an after tax gain of $50.3 million on the sale, which is reflected in discontinued operations. The results of our Spanish operations have been reclassified, for 2004 and all prior periods presented, to discontinued operations.
Acquisitions, Equity Investments and Development Projects
      During 2004, six surgery centers and two surgical hospitals developed by us in the United States opened and began performing cases.
      Effective December 1, 2004 we acquired a controlling interest in an ambulatory surgery center in San Antonio, Texas, for approximately $16.6 million in cash.
      Effective November 1, 2004, we acquired Specialty Surgicenters, Inc., which operates four surgical centers, and concurrently acquired a portion of the minority ownership interests in one of these facilities for aggregate consideration of approximately $21.0 million in cash. We subsequently acquired a portion of the minority ownership interest in another one of these facilities for approximately $12.0 million.
      Effective October 15, 2004, we acquired Same Day Surgery, L.L.C., which owns five multi-specialty surgery centers in metropolitan Chicago, and concurrently acquired a portion of the minority ownership interests in four of these facilities for approximately $36.2 million in cash.
      Effective August 1, 2004, we acquired a controlling interest in an ambulatory surgery center in Dallas, Texas in which we had previously owned a noncontrolling interest, for $3.2 million in cash.
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
      We also engage in investing transactions that are not business combinations, consisting primarily of purchases and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the year ended December 31, 2004, these transactions resulted in net cash outflows totaling $21.1 million, of which $13.3 million was paid to acquire a noncontrolling interest in a surgical hospital and an ambulatory surgery center in Oklahoma City, Oklahoma, $4.0 million to acquire additional ownership in a surgery center in Los Angeles, California, and $1.6 million to acquire a noncontrolling interest in a surgery center near Baltimore, Maryland. During the year ended December 31, 2003, these transactions resulted in net cash outflows totaling $18.3 million, of which $6.1 million was paid to acquire a noncontrolling interest in a surgery center in Torrance, California, $4.4 million was paid to acquire a noncontrolling interest in a recently constructed facility in Dallas, Texas, and $3.8 million of previously deferred purchase price was paid to the former owners of a facility in a suburb of Dallas, Texas based on the financial performance of that facility.
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

Sources of Revenue
      Revenues primarily include:

•	net patient service revenue for the facilities that we consolidate for financial reporting purposes, which are typically those in which we have ownership interests of greater than 50% or otherwise maintain effective control;

•	management and administrative services revenue, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.
      The following table summarizes our revenues by type and as a percentage of total revenue for the periods indicated:

	Years Ended
	December 31,

	2004	2003	2002

Net patient service revenue	90%	88%	87%
Management and administrative services revenue	10	12	13

Total revenue	100%	100%	100%
      Net patient service revenue consists of the revenues earned by facilities we consolidate for financial reporting purposes. These revenues increased as a percentage of our total revenues for the year-ended December 31, 2004, as compared to the corresponding prior year period, primarily as a result of our increasing the number of facilities we consolidate for financial reporting purposes by eleven from December 31, 2003 to December 31, 2004. While we also added eleven unconsolidated facilities during this time period, the revenues we derive from unconsolidated facilities are limited to fees we earn for managing their operations, and thus adding an unconsolidated facility generally increases our revenues by far less than adding a consolidated facility. This shift in percentages was minimal for the twelve month period ended December 31, 2003 given that we only added four consolidated facilities compared to seven unconsolidated facilities during 2003.
      Our management and administrative services revenues are earned from the following types of activities:

	Years Ended December 31,

	2004	2003	2002

Management of surgical facilities	$18,115	$15,169	$9,556
Consulting and other services provided to physicians and related entities	19,527	21,036	21,682

Total management and administrative service revenues	$37,642	$36,205	$31,238
      The following table summarizes our revenues by operating segment:

	Years Ended December 31,

	2004	2003	2002

United States	78%	80%	81%
United Kingdom	22	20	19

Total	100%	100%	100%
      Revenues earned in the United Kingdom increased as a percentage of our overall revenues in 2004, primarily due to the weakening U.S. dollar. The dollar weakened against the British pound by 12.1% during 2004. The dollar weakened by 8.8% during 2003, the impact of which was offset by the growth of our U.S. facilities.

Equity in Earnings of Unconsolidated Affiliates
      The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Years Ended December 31,

	2004	2003	2002

Total revenues	$339,109	$240,848	$141,166
Depreciation and amortization	15,480	11,538	7,189
Operating income	103,679	76,252	41,913
Interest expense, net	9,297	7,246	4,077
Net income	93,598	67,914	37,279
Long-term debt	100,443	77,899	66,596
USPI’s equity in earnings of unconsolidated affiliates	18,626	15,074	9,454
USPI’s implied weighted average ownership percentage based on affiliates’ net income(1)	19.9%	22.2%	25.4%
USPI’s implied weighted average ownership percentage based on affiliates’ debt(2)	24.0%	23.9%	25.6%
Unconsolidated facilities operated at period end	44	33	26

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This percentage is lower during the twelve months ended December 31, 2004 than in year-ended 2003 and 2002, primarily as a result of losses incurred at facilities recently opened or under development.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period.
Results of Operations
      The following table summarizes certain statements of income items expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,

	2004	2003	2002

Total revenues	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	4.8	4.9	3.9
Operating expenses, excluding depreciation and amortization	(70.2)	(69.6)	(69.8)
Depreciation and amortization	(7.0)	(7.4)	(7.9)

Operating income	27.6	27.9	26.2
Minority interests in income of consolidated entities	(7.8)	(7.7)	(6.1)
Interest and other expense, net	(6.9)	(7.5)	(9.2)

Income from continuing operations before income taxes	12.9	12.7	10.9
Income tax expense	(4.6)	(4.8)	(4.1)

Income from continuing operations	8.3	7.9	6.8
Earnings from discontinued operations	13.8	1.7	1.2

Net income	22.1	9.6	8.0

Executive Summary
      During 2004 we continued to grow our existing facilities as well as to develop new facilities and to add others selectively through acquisition. We also disposed of our Spanish operations in September 2004, resulting in an after-tax gain of $50.3 million and net cash of $141.1 million, much of which was spent on acquiring U.S. based facilities during the fourth quarter, when we invested $90.4 million in acquiring ownership interests in operational and developing facilities in the United States.
      On an overall basis, we continue to experience increases in the volume of services we are providing and in the average rates at which our facilities are reimbursed for those services, resulting in revenue growth at the facilities we owned during both 2003 and 2004 (“same store facilities”). At most of our facilities, these revenue increases have outpaced increases in operating expenses, resulting in improvements in most facilities’ operating margins as compared to the prior year. However, slower revenue growth, driven by reductions in reimbursement levels in some markets, and the performance of four facilities, two of which were recently opened and two of which wound down operations before relocating near the end of 2004, have adversely impacted our overall operating margins during 2004, most significantly during the second half of 2004. The unfavorable impact of these factors more than offset the improved same store operating margins and the leveraging of our corporate overhead, resulting in our overall operating margin decreasing in 2004 by 30 basis points, as compared to the prior year.
      We continue to pursue the strategy of having a hospital partner, where practical, in addition to physician partners in each local U.S. market, which we believe improves the long-term potential of our surgical facilities. The overall proportion of our facilities that have a hospital partner continues to grow, and all but one of the 17 facilities we are currently developing involve a hospital partner.
Revenues
      Increases in the volume of surgical cases in the U.S. and of patient admissions for our hospitals in the United Kingdom continue to drive increases in our revenues, as does an increase in the average rate of reimbursement for the surgeries performed at our U.S. facilities. During the third and fourth quarters of 2004, our domestic case volumes and average rate of reimbursement grew at slower rates than in the first six months of the year.
      While overall case growth remained strong in 2004, our case volume was adversely affected by two primary factors. First, the lapse of a managed care contract in one market during the third quarter of 2004 led to our performing fewer cases at certain surgery centers. Second, domestic case volume grew more slowly overall as two of our facilities wound down their operations before relocating to newer buildings and being merged into joint venture relationships with hospital partners near the end of 2004. Our average rate of reimbursement is being adversely impacted by new, lower rates of reimbursement for workers compensation cases performed at our surgery centers in California and Texas, which went into effect in January 2004 and September 2004, respectively, and additionally by the lapse of the managed care contract described above. Nevertheless, the growth of our same store facilities, summarized in the following table, continues to be the most significant component of our overall increase in revenues.

	Years Ended December 31,

	2004(1)	2003(1)	2002(1)

United States facilities:
Net revenue	17%	19%	22%
Surgical cases	7%	9%	17%
Net revenue per case(2)	9%	10%	5%
United Kingdom facilities:
Net revenue using actual exchange rates	32%	19%	22%
Net revenue using constant exchange rates(3)	18%	9%	17%

(1)	Growth in same store facilities, compared to the prior year.

(2)	Our overall domestic same store growth in net revenue per case was favorably impacted by the growth at our eight same store surgical hospitals, which on average perform more complex cases than ambulatory surgery centers. For the year ended 2004, the net revenue per case of our same store ambulatory surgery centers (excluding surgical hospitals) increased 3% compared to the corresponding prior year period. This rate of growth was slower than in prior years largely as a result of the workers compensation reimbursement changes and lapse of the managed care contract described above.

(3)	Measures current year using prior year exchange rates. We have experienced strong year over year growth at the Highgate facility since acquiring it during the second quarter of 2003 as well as steady increases in the revenues of the oncology center on the campus of our Parkside facility, which became operational during the third quarter of 2003.
Joint Ventures with Not-for-Profit Hospitals
      The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (“de novos”) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. All but one of the six facilities we are currently constructing involve a hospital partner, as do all 11 of the other projects currently in the earlier stages of development. The following table summarizes our facilities as of December 31, 2004, 2003 and 2002:

	2004	2003	2002

United States facilities(1):
With a hospital partner	48	35	26
Without a hospital partner	36	27	28

Total U.S. facilities	84	62	54
United Kingdom facilities	3	3	2
Spain facilities	—	9	8

Total facilities operated	87	74	64

Change from prior year-end:
De novo (newly constructed)	9	4
Acquisition	13	6
Sale of Spanish operations(2)	(9)	—

Total increase in number of facilities	13	10

(1)	At December 31, 2004, physicians own a portion of all of these facilities.

(2)	We sold all nine of our Spanish facilities during the third quarter of 2004.
Facility Operating Margins
      On an overall basis, the increases in revenue at our same store facilities have continued to outpace the increases in operating expenses, resulting in improved operating margins at most of our facilities during the year ended December 31, 2004 as compared to the prior year. However, several factors are contributing to a reduction in operating margins at some facilities, particularly during the third and fourth quarters of 2004, which has caused our overall same store operating margins to increase by a smaller amount for the year ended December 31, 2004 as compared to 2003 and 2002. The downward pressure on revenues in some markets, as discussed above, was not in the aggregate accompanied by a corresponding decrease in personnel and facility costs. While some of the factors involved, such as the lower operating margins generated at two surgical hospitals we opened during the second quarter of 2004, are not expected to be permanently significant factors, reductions in reimbursement due to factors such as the workers compensation rate decreases in California and Texas, and the lapse of the managed care contract discussed above could occur elsewhere in the future. The following table summarizes changes in our same store operating margins (see footnote 1 below):

	Year Ended December 31,

	2004		2003		2002

United States facilities:
With a hospital partner	250	bps	420	bps	440	bps
Without a hospital partner	30		170		190
Total U.S. facilities	230		310		340
United Kingdom facilities(2)	(10	)bps	260	bps	60	bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or Western Europe because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	The greatest increases in revenues during 2004 were achieved at locations that earn lower margins than the average for our U.K. facilities. The margins of the Highgate facility, which we acquired during the second quarter of 2003, and of the Parkside oncology center we opened during the third quarter of 2003 increased in 2004 compared to 2003, but they remain lower than the margins of our other two U.K. facilities.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Revenues increased by $79.0 million, or 25%, to $389.5 million for the year ended December 31, 2004 from $310.6 million for the year ended December 31, 2003. This increase was primarily driven by growth of our U.S. same store facilities, which performed 7% more surgical cases and received an average of approximately 9% more per case in 2004 than in 2003. This U.S. growth rate was slower than in the prior year largely as a result of decreases in rates of reimbursement for workers’ compensation cases in California and Texas and due to the lapse of a managed care contract in one market. Our same store U.K. facilities’ revenue excluding exchange rate fluctuations increased 18% in 2004 as activity increased at the hospital and cancer center we added during 2003. Additionally, revenues increased by $22.6 million in 2004 due to our acquiring facilities or significantly increasing our ownership level in facilities we already operated, and by $9.1 million due to the U.S. dollar being weaker against the British pound in 2004 than in 2003.
      Equity in earnings of unconsolidated affiliates increased by $3.5 million, or 24% to $18.6 million for the year ended December 31, 2004 from $15.1 million for the year ended December 31, 2003, primarily as a result of growth in case volumes and improved operating margins at our same store facilities.
      Operating expenses, excluding depreciation and amortization, increased by $57.4 million, or 27%, to $273.6 million for the year ended December 31, 2004 from $216.2 million for the year ended December 31, 2003. Operating expenses, excluding depreciation and amortization, increased as a percentage of revenues from 69.6% to 70.2% primarily as a result of our same facility margin improvement and leveraging of corporate overhead being more than offset by the unfavorable impact of two surgical hospitals we opened during the second quarter of 2004, which are not yet operating at capacity. Our new and newly expanded facilities, particularly the surgical hospitals, hire staff and become fully equipped for a relative high number of surgical cases in their initial months of operations, but the case volumes are not high enough initially to result in operating margins that are as favorable as those generated by our more mature facilities. In addition, we experienced revenue reductions due to reimbursement factors discussed above and due to the relocation of two facilities that were not accompanied by proportional decreases in operating expenses.

      Operating income increased $20.6 million, or 24%, to $107.3 million for the year ended December 31, 2004 from $86.7 million for the year ended December 31, 2003. Operating income, as a percentage of revenues, decreased to 27.6% for the year ended December 31, 2004 from 27.9% for the prior year, primarily as a result of our improved same facility operating margins and leveraging of corporate overhead being more than offset by the lower margins generated at our recently opened facilities and the slower growth of revenues discussed above.
      Depreciation and amortization increased $4.5 million, or 20%, to $27.2 million for the year ended December 31, 2004 from $22.7 million for the year ended December 31, 2003. This amount increased due primarily as a result of depreciation of assets added through acquisitions and newly opened facilities. Depreciation and amortization as a percentage of revenues decreased to 7.0% for the year ended December 31, 2004 from 7.3% for the year ended December 31, 2003 due to our increased revenue.
      Interest expense, net of interest income, increased $1.3 million, or 5%, to $25.1 million for the year ended December 31, 2004 from $23.9 million for the year ended December 31, 2003, primarily as a result of our borrowing a portion of the costs of developing and expanding facilities.
      Other expense, net of other income increased $2.1 million, or 289%, to $1.4 million of other expense for the year ended December 31, 2004 from $0.7 million of other income for the year ended December 31, 2003, primarily due to the $1.6 million loss on early termination of credit facility, which management elected to terminate upon receiving net cash proceeds of $141.1 million from the sale of the Spanish operations.
      Minority interests in income of consolidated subsidiaries increased $6.5 million, or 27%, to $30.4 million for the year ended December 31, 2004 from $24.0 million for the year ended December 31, 2003, primarily as a result of our adding a net total of 11 consolidated facilities during 2004 and additionally due to the increased profitability of our existing facilities.
      Provision for income taxes of $17.9 million, representing an effective tax rate of 36%, for the year ended December 31, 2004, compared to $14.9 million, representing an effective tax rate of 38%, for the year ended December 31, 2003. The lower tax rate in 2004 resulted from revisions in estimates of various federal and state tax deductions made in connection with the preparation of our tax returns for 2003.
      Net income from continuing operations was $32.5 million for the year ended December 31, 2004 compared to $24.7 million for the year ended December 31, 2003. This increase of 32%, or $7.8 million, results primarily from the increased revenues and improved economies of scale related to expenses discussed above.
      Effective September 9, 2004 we sold our Spanish operations. As a result, our income statement reflects the historical results of our Spanish operations in discontinued operations for both years. In addition, our 2004 income statement reflects, in discontinued operations, the $50.3 million gain on the sale of the Spanish operations. Including the gain on the sale of our Spanish operations, our net income increased from $29.9 million in 2003 to $86.2 million for the year ended December 31, 2004.
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Revenues increased by $66.7 million, or 27%, to $310.6 million for the year ended December 31, 2003 from $243.8 million for the year ended December 31, 2002. This increase was primarily driven by growth of our U.S. same store facilities, which performed 9% more surgical cases and received an average of approximately 10% more per case in 2003 than in 2002. Our same store U.K. facilities’ revenue excluding exchange rate fluctuations increased 9% in 2003. Additionally, revenues increased by $33.2 million in 2003 due to our acquiring facilities or significantly increasing our ownership level in facilities we already operated, and by $4.9 million due to the U.S. dollar being weaker against the British pound in 2004 than in 2003.
      Equity in earnings of unconsolidated affiliates increased by $5.6 million, or 59% to $15.1 million for the year ended December 31, 2003 from $9.5 million for the year ended December 31, 2002, primarily as a result of growth in case volumes and improved operating margins at our same store facilities.
      Operating expenses, excluding depreciation and amortization, increased by $46.0 million, or 27%, to $216.2 million for the year ended December 31, 2003 from $170.2 million for the year ended December 31,

2002. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 69.6% from 69.8%, primarily as a result of increasing revenue base, operating efficiencies at our facilities and improved economies of scale as we expanded.
      Operating income increased $22.8 million, or 36%, to $86.7 million for the year ended December 31, 2003 from $64.0 million for the year ended December 31, 2002. Operating income, as a percentage of revenues, increased to 27.9% for the year ended December 31, 2003 from 26.2% for the year ended December 31, 2002, primarily as a result of improved operating margins at our facilities and the leveraging of our corporate overhead expenses over the increased revenue.
      Depreciation and amortization increased $3.6 million, or 19%, to $22.7 million for the year ended December 31, 2003 from $19.1 million for the year ended December 31, 2002. This amount increased due primarily as a result of depreciation of assets added through acquisitions and newly opened facilities. Depreciation and amortization as a percentage of revenues decreased to 7.3% for the year ended December 31, 2003 from 7.8% for the year ended December 31, 2002 due to our increased revenue.
      Interest expense, net of interest income, increased $1.3 million, or 6%, to $23.9 million for the year ended December 31, 2003 from $22.5 million for the year ended December 31, 2002, primarily as a result of our borrowing a portion of the costs of acquiring and developing facilities.
      Other expense, net of other income increased more than $0.7 million, to $0.7 million of other income for the year ended December 31, 2003 from less than $0.1 million of expense for the year ended December 31, 2001, primarily due to a nonrecurring gain in 2003 due to a favorable resolution of a contingency.
      Provision for income taxes was a net expense of $14.9 million, representing an effective tax rate of 38%, for the year ended December 31, 2003, compared to $9.9 million, representing an effective tax rate of 37%, for the year ended December 31, 2002, primarily as a result of our U.S. operations, which have a slightly higher tax rate than our U.K. operations, representing a larger percentage of overall pretax income in 2003 than in 2002.
      Net income from continuing operations was $24.7 million for the year ended December 31, 2003 compared to $16.7 million for the year ended December 31, 2002. This $8.0 million improvement results primarily from the increased revenues and improved economies of scale related to expenses discussed above.
      Effective September 9, 2004 we sold our Spanish operations. As a result, our income statement reflects the historical results of our Spanish operations in discontinued operations for both years.
Liquidity and Capital Resources
      During the year ended December 31, 2004, we generated $91.5 million of cash flows from operating activities as compared to $74.4 million during 2003 and $49.9 million during 2002. Included in the $74.4 million from 2003 is a benefit of $11.0 million, which is not expected to recur, resulting from the collection of receivables in connection with our modifying contracts under which we provide certain administrative services to physicians, eliminating the financing of accounts receivable from the scope of services we provide.
      A significant element of our cash flows from operating activities is the collection of accounts receivable. Collections efforts for accounts receivable are conducted primarily by our personnel at each facility or in centralized service centers for some metropolitan areas with multiple facilities. These collection efforts are facilitated by our patient accounting system, which prompts individual account follow-up through a series of phone calls and/or collection letters written 30 days after a procedure is billed and at 30 day intervals thereafter. Bad debt reserves are established in increasing percentages by aging category based on historical collection experience. Generally, the entire amount of all accounts remaining uncollected 180 days after the date of service are written off as bad debt and sent to an outside collection agency. Net amounts received from collection agencies are recorded as recoveries of bad debts.
      During the year ended December 31, 2004, our net cash required for investing activities was $19.4 million, consisting primarily of $131.1 million for the purchase of businesses and $23.9 million for the purchase of property and equipment, partially offset by after-tax proceeds of $141.1 million from the sale of our Spanish operations. The $131.1 million primarily represents purchases of new businesses, net of cash received, and incremental investments in unconsolidated affiliates. The most significant of these transactions were:

•	$36.2 million paid to acquire Same Day Surgery, L.L.C., which owns five surgical centers in Chicago, Illinois and to concurrently acquire a portion of the minority ownership interests in four of these facilities,

•	$33.0 million paid to acquire Specialty Surgicenters, Inc., which operates four surgical centers, and to acquire a portion of the minority ownership interests in two of these facilities,

•	$16.6 million paid to acquire a controlling interest in a surgery center in San Antonio, Texas,

•	$14.6 million paid to acquire a controlling interest in a surgery center in Reading, Pennsylvania,

•	$13.3 million to acquire a noncontrolling interest in a surgical hospital and surgery center in Oklahoma City, Oklahoma,

•	$6.4 million paid to acquire a controlling interest in a surgery center in Austintown, Ohio, in which we had previously owned a noncontrolling interest,

•	$4.0 million to acquire additional ownership in a surgery center in Los Angeles, California,

•	$3.2 million paid to acquire a controlling interest in a surgery center in Dallas, Texas, in which we had previously owned a noncontrolling interest, and

•	$3.8 million of other transactions.
      Approximately $11.1 million of the property and equipment purchases related to ongoing development projects, and the remaining $12.8 million primarily represents purchases of equipment at existing facilities. The $19.4 million of cash used in investing activities was funded primarily with the proceeds of the sale of our Spanish operations and the cash flows from operations noted above. Net cash used during the year ended December 31, 2004 by financing activities totaled $8.7 million and resulted primarily from our investees’ scheduled principal repayments more than offsetting the amounts they borrowed to finance a portion of their capital expenditures. Cash and cash equivalents were $93.5 million at December 31, 2004 as compared to $28.5 million at December 31, 2003 and net working capital was $87.2 million at December 31, 2004 as compared to $30.0 million in the prior year. The increases in cash and cash equivalents and in working capital from December 31, 2003 to December 31, 2004 were primarily due to the proceeds of the September 2004 sale of our Spanish operations not being fully deployed by December 31, 2004.
      On September 27, 2004, we terminated our primary U.S. revolving credit facility, under which no amounts were outstanding. We initiated this termination in advance of the scheduled maturity date of November 2005 given our positive operating cash flows coupled with our receipt, after taxes, of approximately $141.1 million in cash related to the sale of our Spanish operations. Accordingly, we expensed approximately $1.6 million ($1.1 million after the related tax benefit) in unamortized debt issue costs during the third quarter of 2004.
      Our credit agreement in the United Kingdom provides for total borrowings of £52.5 million (approximately $100.6 million as of December 31, 2004) under four separate facilities. At December 31, 2004, total outstanding borrowings under this credit agreement were approximately $65.9 million which represents total borrowings net of scheduled repayments of $20.6 million that have been made under the agreement, and approximately $14.1 million was available for borrowing, primarily for capital projects specified in the agreement. Borrowings under the United Kingdom credit facility bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. We pledged the capital stock of our U.K. subsidiaries to secure borrowings under the United Kingdom credit facility. We were in compliance with all covenants under our credit agreements as of December 31, 2004.

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
      The Company may also redeem the notes at any time prior to December 15, 2006, by paying the principal amount of all outstanding notes plus the greater of (a) 1% of the principal amount or (b) the excess of the present value of the notes and all interest that would accrue through December 14, 2006 over the principal amount of the notes. The Company is obligated to offer to purchase the notes at 101% of the principal amount upon the occurrence of certain change of control events. In addition, the Company is obligated to apply the proceeds of the sales of the Spanish operations within one year to the Company’s operations or to repurchase the notes. By December 31, 2004, we had already applied $90.4 million of the Spanish sale proceeds to the acquisition and development of surgical facilities, and we expect to apply the remaining $50.7 million of proceeds to acquisitions, development, or other operations within the one year period. Any redemptions of the notes require payment of all amounts of accrued but unpaid interest.
      Our contractual cash obligations as of December 31, 2004 may be summarized as follows:

	Payments Due by Period

		Within			Beyond
Contractual Cash Obligations	Total	1 Year	Years 2 and 3	Years 4 and 5	5 Years

	(In Thousands)
Long term debt obligations (principal plus interest)(1):
Senior Subordinated Notes	$255,000	$15,000	$30,000	$30,000	$180,000
U.K. credit facility	82,026	9,339	21,824	24,796	26,067
Other debt at operating subsidiaries	25,357	4,610	10,476	7,037	3,234
Capitalized lease obligations	112,482	11,128	14,883	11,350	75,121
Operating lease obligations	60,364	9,563	17,293	13,871	19,637

Total contractual cash obligations	$535,229	$49,640	$94,476	$87,054	$304,059

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the December 31, 2004 rates applicable to each debt instrument.

      Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $73.5 million at December 31, 2004, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 55.8% at December 31, 2004. Additionally, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements. At December 31, 2004, the total obligations of these unconsolidated affiliates under debt and capital lease obligations was approximately $100.4 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt and capitalized lease obligations, of these unconsolidated affiliates was 24.0% at December 31, 2004. USPI or one of its wholly owned subsidiaries had collectively guaranteed $20.0 million of the $100.4 million in total debt and capital lease obligations of our unconsolidated affiliates as of December 31, 2004.
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
      Currently, USPI and its affiliates have five surgery centers and one private surgical hospital under construction and eleven additional surgery centers in the planning stage in the United States. Costs to develop a short-stay surgical facility, which include construction, equipment and initial operating losses, vary depending on the range of specialties that will be undertaken at the facility. Our affiliates have budgeted an average of $4.2 million for development costs for each of the five surgery center projects and approximately $10.0 million for the surgical hospital project. Development costs are typically funded with approximately 50% debt at the entity level with the remainder provided as equity from the owners of the entity. We have made substantially all of the equity contributions to which we are obligated for four of these projects under construction and are obligated to invest an additional $1.6 million for the other two projects under construction, but we may choose to invest additional funds in these or other projects in 2005. Additionally, as each of these facilities becomes operational, each will have obligations associated with debt and capital lease arrangements.
      Our acquisition and development program will require substantial capital resources, which we estimate to range from $50.0 million to $70.0 million per year over the next three years. During the first two months of 2005, we paid approximately $21.4 million to acquire, in individually immaterial transactions, additional ownership in nine facilities we already operated. Our acquisition and development activities primarily include the development of new facilities, buyups of additional ownership in facilities we already operate, and acquisitions of additional facilities. These activities also include, in some cases, payments of additional purchase price to the sellers of acquired facilities based upon the resolution of certain contingencies or based upon acquired facilities achieving certain financial targets. We currently estimate that we will pay approximately $3.2 million related to these obligations. Of this amount, $2.4 million, which is payable during 2005, is based on contingencies that have been resolved and accordingly has been accrued as an increase to intangible assets and other accrued expenses in our December 31, 2004 balance sheet. The remaining $0.8 million represents our current estimate of amounts that may be payable in subsequent years and has not been accrued in our financial statements. It is also possible we may have to pay the buyers of our Spanish operations up to approximately €1 million ($1.4 million) plus interest related to a Spanish tax contingency for which we indemnified the buyers, although we do not presently believe the likelihood of our making any such payment is probable, as discussed more fully in the notes to our financial statements. In addition, the operations of our existing surgical facilities will require ongoing capital expenditures. We believe that existing funds, cash flows from operations, borrowings under our credit facilities, and borrowings under capital lease arrangements at newly developed or acquired facilities will provide sufficient liquidity for the next twelve months. Thereafter, we may require additional debt or equity financing for our acquisitions and development projects. There are no assurances that needed capital will be available on acceptable terms, if at all. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program.
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123R). SFAS No. 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.
      The requirements of SFAS No. 123R are effective for our third quarter beginning July 1, 2005 and apply to all awards granted, modified or cancelled after that date. The standard also provides for different transition methods for past award grants, including the restatement of prior period results. We are finalizing our decision regarding which transition method we will elect to use and also are finalizing our determination of the exact amount by which the adoption of SFAS No. 123R will adversely impact our consolidated net income. Besides the effect of employee stock options, for which the historical pro forma impact is shown in Note 1 to the our financial statements, our net income may be adversely impacted by expense arising from our Employee Stock Purchase Plan (ESPP), depending on the exact rules we have in place for our ESPP at the time SFAS No. 123R is adopted. Prior to the effective date of SFAS No. 123R, we will continue to account for stock option grants to employees under APB No. 25.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime, LIBOR or Euribor. At December 31, 2004, $149.1 million of our total outstanding notes payable was the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $13.4 million was in other fixed rate instruments and the remaining $73.2 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of $0.7 million. The Senior Subordinated Notes, which represent 92% of our total fixed rate debt at December 31, 2004, are considered to have a fair value, based upon recent trading, of $168.0 million, which is approximately $18.9 million higher than the carrying value at December 31, 2004.
      Our United Kingdom revenues are a significant portion of our total revenues. We are exposed to risks associated with operating internationally, including foreign currency exchange risk and taxes and regulatory changes.
      Our United Kingdom operations operate in a natural hedge to a large extent because both expenses and revenues are denominated in local currency. Additionally, our borrowings and capital lease obligations in the United Kingdom are currently denominated in local currency. Historically, the cash generated from our operations in the United Kingdom has been utilized within that country to finance development and acquisition activity as well as for repayment of debt denominated in local currency. Accordingly, we have not generally utilized financial instruments to hedge our foreign currency exchange risk. In September 2004, we sold our Spanish operations. By agreement with the buyer, we will not receive approximately €16.0 million related to the sale until January 2007. In September 2004, we entered into a forward contract with a currency broker to lock in the receipt of $19.8 million in January 2007, when we receive the euro-denominated payment of €16.0 million.
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
Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our reports filed with the Commission. There have been no significant changes in our internal controls which could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets.

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

      Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design and testing of the operational effectiveness of the Company’s internal control over financial reporting. USPI acquired several subsidiaries and equity method investments during 2004. Accordingly, management’s evaluation excluded the following subsidiaries acquired during 2004, with total assets of $138.1 million and total revenues of $13.9 million included in the Company’s consolidated financial statements as of and for the year ended December 31, 2004.

•	SSI Holdings, Inc.

•	USP Baltimore, Inc.

•	USP Chicago, Inc.

•	USP Houston, Inc. (Investment in Memorial Hermann/ USP Surgery Centers III, L.L.P.)

•	USP Mission Hills, Inc.

•	USP Newport News, Inc.

•	USP Oklahoma, Inc. (Investment in Southwest Ambulatory Surgery Center, L.L.C.)

•	USP Reading, Inc.

•	USP San Antonio, Inc.

•	USP Sarasota, Inc.
      Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.
      KPMG LLP, the registered public accounting firm that audited the Company’s financial statements included in this report, have issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included with the Company’s financial statements in Item 15(a)(1).
Limitations on the Effectiveness of Controls
      Our management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls. For these reasons, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The response to this item will be included in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2005 and is incorporated herein by reference.

Item 11.	Executive Compensation
      The response to this item will be included in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2005 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The response to this item will be included in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2005 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The response to this item will be included in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2005 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The response to this item will be included in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2005 and is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a) 1. Financial Statements
      The following financial statements are filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
United Surgical Partners International, Inc.:
      We have audited the accompanying consolidated balance sheets of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Surgical Partners International, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Surgical Partners International, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Dallas, Texas
March 10, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
United Surgical Partners International, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, that United Surgical Partners International, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Surgical Partners International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that United Surgical Partners International, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, United Surgical Partners International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      United Surgical Partners International, Inc. acquired several subsidiaries during 2004, and management excluded from its assessment of the effectiveness of United Surgical Partners International, Inc.’s internal control over financial reporting as of December 31, 2004, the internal control over financial reporting associated with total assets of $138.1 million and total revenues of $13.9 million included in the consolidated financial statements of United Surgical Partners International, Inc. and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of United Surgical Partners

International, Inc. also excluded an evaluation of the internal control over financial reporting of the subsidiaries listed below:

•	SSI Holdings, Inc.

•	USP Baltimore, Inc.

•	USP Chicago, Inc.

•	USP Houston, Inc. (Investment in Memorial Hermann/ USP Surgery Centers III, L.L.P.)

•	USP Mission Hills, Inc.

•	USP Newport News, Inc.

•	USP Oklahoma, Inc. (Investment in Southwest Ambulatory Surgery Center, L.L.C.)

•	USP Reading, Inc.

•	USP San Antonio, Inc.

•	USP Sarasota, Inc.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Surgical Partners International, Inc., and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Dallas, Texas
March 10, 2005

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003

	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$93,467	$28,519
Patient receivables, net of allowance for doubtful accounts of $7,277 and $8,838, respectively	43,591	56,591
Other receivables (note 4)	20,293	20,168
Inventories of supplies	7,188	9,024
Deferred tax asset, net	7,393	6,747
Prepaids and other current assets	7,035	12,548

Total current assets	178,967	133,597
Property and equipment, net (note 5)	265,889	348,063
Investments in affiliates (note 3)	43,402	32,104
Intangible assets, net (note 6)	402,355	326,645
Other assets	31,691	30,100

Total assets	$922,304	$870,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$18,048	$36,453
Accrued salaries and benefits	20,582	19,609
Due to affiliates	12,805	5,490
Accrued interest	1,856	1,739
Current portion of long-term debt (note 8)	15,316	16,794
Other accrued expenses	23,182	23,555

Total current liabilities	91,789	103,640

Long-term debt, less current portion (note 8)	273,169	287,950
Other long-term liabilities	2,624	8,327
Deferred tax liability, net	31,846	33,979

Total liabilities	399,428	433,896
Minority interests (note 3)	48,267	45,958
Commitments and contingencies (notes 9 and 16)
Stockholders’ equity (note 10):
Common stock
Other, $0.01 par value; 200,000 shares authorized; 28,660 and 27,705 shares issued at December 31, 2004 and 2003, respectively	287	277
Additional paid-in capital	349,191	330,519
Treasury stock, at cost, 14 and 52 shares at December 31, 2004 and 2003, respectively	(320)	(986)
Deferred compensation	(7,689)	(4,548)
Receivables from sales of common stock	—	(1)
Accumulated other comprehensive income, net of tax	14,420	32,852
Retained earnings	118,720	32,542

Total stockholders’ equity	474,609	390,655

Total liabilities and stockholders’ equity	$922,304	$870,509

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Income

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except
	per share amounts)
Revenues:
Net patient service revenue	$351,071	$272,952	$212,203
Management and administrative services revenue	37,642	36,205	31,238
Other income	817	1,407	373

Total revenue	389,530	310,564	243,814
Equity in earnings of unconsolidated affiliates	18,626	15,074	9,454
Operating expenses:
Salaries, benefits, and other employee costs	100,333	75,051	58,903
Medical services and supplies	64,671	49,055	38,646
Other operating expenses	72,958	59,429	47,145
General and administrative expenses	27,493	25,819	20,196
Provision for doubtful accounts	8,159	6,859	5,303
Depreciation and amortization	27,209	22,700	19,123

Total operating expenses	300,823	238,913	189,316

Operating income	107,333	86,725	63,952
Interest income	1,591	1,015	774
Interest expense	(26,720)	(24,863)	(23,307)
Loss on early termination of credit facility (Note 5)	(1,635)	—	—
Other	247	733	(11)

Total other expense, net	(26,517)	(23,115)	(22,544)
Income before minority interests	80,816	63,610	41,408
Minority interests in income of consolidated subsidiaries	(30,441)	(23,959)	(14,809)

Income from continuing operations before income taxes	50,375	39,651	26,599
Income tax expense	(17,867)	(14,934)	(9,923)

Income from continuing operations	32,508	24,717	16,676
Discontinued operations, net of tax (Note 2):
Income from discontinued operations	3,329	5,159	2,924
Net gain on disposal of Spanish operations	50,338	—	—

Total earnings from discontinued operations	53,667	5,159	2,924

Net income	$86,175	$29,876	$19,600

Net income per share attributable to common stockholders
Basic:
Continuing operations	$1.16	$0.91	$0.67
Discontinued operations	1.92	0.19	0.12

Total	$3.08	$1.10	$0.79

Diluted:
Continuing operations	$1.11	$0.88	$0.64
Discontinued operations	1.83	0.18	0.11

Total	$2.94	$1.06	$0.75

Weighted average number of common shares
Basic	27,942	27,133	24,925
Diluted	29,298	28,244	26,056

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Net income	$86,175	$29,876	$19,600
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	2,515	28,964	20,364
Minimum pension liability adjustment	(235)	496	(1,529)
Net unrealized gains on securities	70	102	47
Reclassifications due to sale of Spanish operations:
Foreign currency translation adjustments	(20,563)	—	—
Net unrealized gains on securities	(219)	—	—

Other comprehensive income (loss)	(18,432)	29,562	18,882

Comprehensive income	$67,743	$59,438	$38,482

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2004, 2003 and 2002

						Receivables	Accumulated
	Common Stock					from Sales	Other	Retained
			Additional			of	Comprehensive	Earnings
	Outstanding		Paid-in	Treasury	Deferred	Common	Income	(Accumulated
	Shares	Par Value	Capital	Stock	Compensation	Stock	(Loss)	Deficit)	Total

	(In thousands)
Balance, December 31, 2001	24,102	$244	$265,809	$(5,909)	$(369)	$(1,174)	$(15,592)	$(16,482)	$226,527
Issuance of common stock and exercise of stock options	3,034	29	54,667	3,035	(1,230)	983	—	(20)	57,464
Repurchases of common stock	(32)	—	274	(859)	—	—	—	—	(585)
Amortization of deferred compensation	—	—	—	—	373	—	—	—	373
Net income	—	—	—	—	—	—	—	19,600	19,600
Foreign currency translation adjustments	—	—	—	—	—	—	20,364	—	20,364
Unrealized gains on securities	—	—	—	—	—	—	47	—	47
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(1,529)	—	(1,529)

Balance, December 31, 2002	27,104	$273	320,750	(3,733)	(1,226)	(191)	3,290	3,098	322,261
Issuance of common stock and exercise of stock options	552	4	9,656	2,864	(4,137)	190	—	(432)	8,145
Repurchases of common stock	(3)	—	113	(117)	—	—	—	—	(4)
Amortization of deferred compensation	—	—	—	—	815	—	—	—	815
Net income	—	—	—	—	—	—	—	29,876	29,876
Foreign currency translation adjustments	—	—	—	—	—	—	28,964	—	28,964
Unrealized gains on securities	—	—	—	—	—	—	102	—	102
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	496	—	496

Balance, December 31, 2003	27,653	277	330,519	(986)	(4,548)	(1)	32,852	32,542	390,655
Issuance of common stock and exercise of stock options	1,005	10	18,679	1,077	(5,113)	1	—	3	14,657
Repurchases of common stock	(12)	—	(7)	(411)	—	—	—	—	(418)
Amortization of deferred compensation	—	—	—	—	1,972	—	—	—	1,972
Net income	—	—	—	—	—	—	—	86,175	86,175
Foreign currency translation adjustments	—	—	—	—	—	—	2,515	—	2,515
Unrealized gains on securities	—	—	—	—	—	—	70	—	70
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(235)	—	(235)
Reclassifications due to sale of Spanish operations	—	—	—	—	—	—	(20,782)	—	(20,782)

Balance, December 31, 2004	28,646	$287	$349,191	$(320)	$(7,689)	$—	$14,420	$118,720	$474,609

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Income from continuing operations	$32,508	$24,717	$16,676
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	8,159	6,859	5,303
Depreciation and amortization	27,209	22,700	19,123
Amortization of debt issue costs and discount	1,771	1,814	1,374
Deferred income taxes	4,619	9,290	7,148
Loss on early termination of credit agreement	1,635	—	—
Equity in earnings of unconsolidated affiliates	(18,626)	(15,074)	(9,454)
Minority interests in income of consolidated subsidiaries	30,441	23,959	14,809
Equity-based compensation	3,299	2,970	373
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(13,729)	(13,891)	(7,197)
Other receivables	(518)	15,380	(1,757)
Inventories of supplies, prepaids and other current assets	(2,342)	(379)	(2,573)
Accounts payable and other current liabilities	14,908	(3,883)	6,308
Other long-term liabilities	2,206	(87)	(264)

Net cash provided by operating activities	91,540	74,375	49,869

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(131,123)	(43,939)	(54,809)
Proceeds from sale of Spanish operations	141,132	—	—
Purchases of property and equipment	(23,869)	(22,274)	(23,393)
Increase in deposits and notes receivable	(5,517)	(13,937)	(500)

Net cash used in investing activities	(19,377)	(80,150)	(78,702)

Cash flows from financing activities:
Proceeds from long-term debt	18,341	40,309	59,446
Payments on long-term debt	(26,368)	(42,721)	(62,991)
Proceeds from issuance of common stock	9,598	4,311	53,665
Payments to repurchase common stock	—	(4)	—
Distributions on investments in affiliates	(10,316)	(7,570)	(3,309)

Net cash provided by (used in) financing activities	(8,745)	(5,675)	46,811

Net cash provided by (used in) discontinued operations	1,272	(7,373)	(4,029)
Effect of exchange rate changes on cash	258	(229)	(259)

Net increase (decrease) in cash and cash equivalents	64,948	(19,052)	13,690
Cash and cash equivalents at beginning of year	28,519	47,571	33,881

Cash and cash equivalents at end of year	$93,467	$28,519	$47,571

Supplemental information:
Interest paid, net of amounts capitalized	$25,050	$23,249	$21,925
Income taxes paid	30,927	5,889	3,090
Non-cash transactions:
Issuance of common stock for service contracts	$—	$254	$1,002
Issuance of common stock to employees	5,250	6,291	—
Sale of noncontrolling interests for notes receivable	—	2,492	—
Common stock, options, and warrants issued for purchases of new businesses	—	—	1,186
Assets acquired under capital lease obligations	27,691	586	1,600
Note receivable for remaining proceeds of sale of Spanish operations	18,035	—	—
See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(1)	Summary of Significant Accounting Policies and Practices

(a)	Description of Business
      United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Europe. At December 31, 2004, USPI, headquartered in Dallas, Texas, operated 87 short-stay surgical facilities. Of these 87 facilities, USPI consolidates the results of 42, accounts for 44 under the equity method, and holds no ownership in the remaining facility, which is operated by USPI under a management contract. USPI operates in two countries, with 84 of its 87 facilities located in the United States of America; the remaining three facilities are located in the United Kingdom. Most of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At December 31, 2004, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 48 of the Company’s 84 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.
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
      The financial statements of foreign subsidiaries are measured in local currency and then translated into U.S. dollars. All assets and liabilities have been translated using the current rate of exchange at the balance sheet date. Results of operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from changes in exchange rates are accumulated in a separate component of stockholders’ equity.

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
      Certain amounts from the prior period have been reclassified to conform to the current year presentation, including the reclassification of the results of operations and cash flows of the Company’s Spanish operations, which were sold in September 2004, to discontinued operations. Prior period balance sheet amounts have not been restated. In addition, the Company has reclassified “equity in earnings of unconsolidated affiliates,” for all years presented, from revenues to a separate line item between revenues and operating expenses.

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
      Inventories of supplies are stated at cost, which approximates market, and are expensed as used.

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
      The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, current portion of long-term debt and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of variable rate long-term debt approximate fair value. The fair values of fixed rate long-term debt are based on quoted market prices.

(l)	Revenue Recognition
      Revenue consists primarily of net patient service revenues which are based on the facilities’ established billing rates less allowances and discounts, principally for patients covered under contractual programs with private insurance companies. USPI derives approximately 76% of its net patient service revenues from private insurance payers, approximately 10% from governmental payors and approximately 14% from self-pay and other payors. In addition, USPI has entered into agreements with certain surgical facilities, hospitals and physician practices to provide management services. As compensation for these services each month, USPI charges the managed entities management fees which are either fixed in amount or represent a fixed percentage of each entity’s earnings, typically defined as net revenue less a provision for doubtful accounts or operating income. Amounts are recognized as services are provided. The Company provides for bad debts principally based upon the aging of accounts receivable and uses specific identification to write off amounts against its allowance for doubtful accounts.

(m)	Equity in Earnings of Unconsolidated Affiliates
      Equity in earnings of unconsolidated affiliates consists of USPI’s share of the profits or losses generated from its equity investments in 44 surgical facilities. Because these operations are central to USPI’s business strategy, equity in earnings of unconsolidated affiliates is classified as a component of operating income in the accompanying statements of operations. USPI has contracts to manage these facilities, which results in USPI having an active role in the operations of these facilities and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities.

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
      As discussed in Note 19, USPI will adopt a new accounting standard regarding its accounting for some types of equity-based compensation effective July 1, 2005. Until that date USPI will continue to follow existing GAAP in accounting for its equity-based compensation, which for USPI has historically been as discussed below.
      USPI applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option grants to employees. Accordingly, USPI generally does not record compensation expense because USPI generally issues options for which the option exercise price equals the current market price of the underlying stock on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As permitted under SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. Had USPI determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, USPI’s net income (loss) would have been the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net income:
As reported	$86,175	$29,876	$19,600
Add: Total stock-based employee compensation expense included in reported net income, net of taxes	2,145	1,930	534
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(6,072)	(6,030)	(3,947)

Pro forma	$82,248	$25,776	$16,187

Basic earnings per share
As reported	$3.08	$1.10	$0.79
Pro forma	2.94	0.95	0.65
Diluted earnings per share
As reported	$2.94	$1.06	$0.75
Pro forma	2.81	0.91	0.62
      The fair market values for grants made during the three-year period in the table above were estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: risk-free interest rates ranging from 2.1% to 4.9%, expected dividend yield of zero, expected volatility of the market price of the Company’s common stock of 40%, and an expected life of the option ranging from three to five years.
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

(2)	Discontinued Operations
      On July 29, 2004, the Company entered into an agreement to sell its Spanish operations, consisting of the Company’s 97% share of its Spanish holding company, United Surgical Partners Europe, S.L. (USPE), which holds ownership interests in and manages nine short-stay surgical facilities in Spain. The Company’s Spanish operations, historically included in the Company’s Western Europe segment, represented a “component” of USPI, as that term is defined in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), and USPI will have no continuing involvement in the operations. Accordingly, the results of the company’s Spanish operations and sale of USPE are reported as “discontinued operations” in the accompanying consolidated statements of income.
      Under the terms of the sale, USPI sold its entire 97% interest in USPE to a Spanish investment group. Total proceeds of the sale were approximately $192.9 million, of which approximately $18.1 million was deferred (the Reinvestment). After estimated costs of the sale of approximately $7.6 million, income taxes paid of $22.2 million, and net of the $3.9 million of cash the Company’s Spanish subsidiaries held at the date of sale, the net cash proceeds to USPI at year-end totaled $141.1 million. The Company has recorded a gain on the disposal transaction of approximately $72.5 million, which nets to $50.3 million after sale-related income taxes the Company paid during the fourth quarter of 2004. In addition, the Company indemnified the buyers against tax and other contingencies, one of which is considered reasonably possible of requiring a payment by the Company in the future, as discussed more fully in Note 16.
      To account for the Reinvestment, USPI carries a noncurrent note receivable from the buyers of $18.3 million at December 31, 2004, included in other assets in the accompanying consolidated balance sheet, which represents the portion of the sales price that, by agreement with the buyers, will be collected in January 2007 (the Maturity Date). This deferred sales price represents the present value of the $19.8 million payment (the Maturity Value) that the Company will receive at the Maturity Date when it (a) receives €16.0 million from the buyers and (b) uses that amount to purchase $19.8 million under a forward currency exchange contract the Company has entered into with a currency broker to hedge the Company’s exposure to currency exchange rate fluctuations prior to January 2007. USPI will accrete this note receivable to the Maturity Value by recording interest income monthly at a rate of approximately 4%. In addition, the Company has recorded a noncurrent asset of approximately $1.4 million at December 31, 2004, due to a provision of the currency exchange contract that requires the Company to disburse additional cash related to currency exchange rate changes, which amounts will be returned to the Company when the contract is settled in 2007.
      The Reinvestment contractually is structured as a subsidiary of USPI holding a 15% ownership interest in the buyer. However, USPI has assigned its voting, dividend, and other participation rights to the buyer, and

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
the terms of the Reinvestment call for the shares to be surrendered to the buyer in January 2007 in exchange for €16.0 million, the collection of which is guaranteed by a bank. Accordingly, USPI has no continuing involvement in the Spanish operations and has treated the deferral of this amount as a financing and the disposal as a discontinued operation.
      In accordance with the requirements of SFAS No. 144, the Company has reclassified its historical results of operations to remove the Spanish operations from its revenues and expenses on the accompanying income statements, collapsing the net income related to the Spanish operations into a single line, “income (loss) from discontinued operations.” The only interest expense included in discontinued operations relates to debt that was assumed by the buyer. The gain on the sale is recorded separately. The following table summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2003	2002

Revenues(1)	$99,078	$120,632	$89,117
Income from discontinued operations before income taxes	$6,015	$6,752	$3,447
Income tax expense	(2,686)	(1,593)	(523)

Income from discontinued operations(1)	$3,329	$5,159	$2,924

Gain on sale of discontinued operations before income taxes	$72,486	$—	$—
Income tax expense	(22,148)	—	—

Net gain on sale of discontinued operations	$50,338	$—	$—

Earnings per diluted share:
Income from discontinued operations	$0.11	$0.18	$0.11
Gain on sale of discontinued operations	1.72	—	—

Total	$1.83	$0.18	$0.11

(1)	2004 amounts primarily relate to the period prior to September 9, 2004, the effective date of the sale of the Spanish operations. Expenses of approximately $0.7 million were incurred after the effective date related to winding down the Spanish operations, primarily consisting of establishing a valuation allowance against foreign tax credits whose benefit is considered unlikely to be realized.

(3)	Acquisitions and Equity Investments
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
      Effective August 1, 2004, the Company acquired a controlling interest in an ambulatory surgery center in Dallas, Texas, which the Company had previously owned a noncontrolling interest, for $3.2 million in cash.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Effective October 15, 2004, the Company acquired Same Day Surgery, L.L.C., which owns five multi-specialty surgery centers in metropolitan Chicago, and concurrently acquired a portion of the minority ownership interests in four of these facilities for aggregate consideration of approximately $36.2 million in cash.
      Effective November 1, 2004, the Company acquired Specialty Surgicenters, Inc., which operates four surgical centers, and concurrently acquired a portion of the minority ownership interest in one of these facilities for aggregate consideration of approximately $21.0 million in cash. The Company subsequently acquired a portion of the minority ownership interest in another one of these facilities for approximately $12.0 million in the fourth quarter of 2004.
      Effective December 1, 2004, the Company acquired a controlling interest in an ambulatory surgery center in San Antonio, Texas, for approximately $16.6 million in cash.
      Goodwill in an aggregate amount of $102.5 million and management contracts not subject to amortization of $14.5 million were added by these transactions, all in the United States. Of these amounts, the amortization of $84.5 million is expected to be deductible for tax purposes.
      The terms of certain of USPI’s acquisition agreements provide for additional consideration to be paid to or received from the sellers based on certain financial targets or objectives being met for the acquired facilities or based upon the resolution of certain contingencies. Such additional consideration, which amounted to net payments by USPI of approximately $1.0 million, $3.8 million, and $3.3 million during 2004, 2003, and 2002, respectively, is recorded as an increase or decrease to goodwill at the time of the payment or receipt. The Company’s management currently estimates the additional potential consideration that may be paid in future years to be $3.2 million, of which $2.4 million is based on contingencies that have been resolved and accordingly is included in other accrued expenses as of December 31, 2004, in the accompanying financial statements.
      Following are the unaudited pro forma results for the years ended December 31, 2004 and 2003 as if the acquisitions occurred on January 1 of each year (in thousands, except per share amounts):

	Years Ended December 31,
	(Unaudited)

	2004	2003

Net revenues	$434,791	$375,772
Income from continuing operations	40,325	35,776
Diluted earnings per share from continuing operations	$1.38	$1.27
      These unaudited pro forma results have been prepared for comparative purposes only. The pro forma results do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been in effect at the beginning of the preceding year, nor are they necessarily indicative of the results of operations that may be achieved in the future.
      The Company also engages in investing transactions that are not business combinations. These transactions consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the year ended December 31, 2004, these transactions resulted in net cash outflows totaling $21.1 million, of which $13.3 million was paid to acquire a noncontrolling interest in a surgery center and a surgical hospital in Oklahoma City, Oklahoma, $4.0 million to acquire additional ownership in a surgery center in Los Angeles, California, and $1.6 million was paid to acquire a noncontrolling interest in a surgery center near Baltimore, Maryland.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The Company controls a significant number of its investees and therefore consolidates their results. Additionally, the Company invests in a significant number of facilities in which the Company has significant influence but does not have control; the Company uses the equity method to account for these investments. The majority of these investees are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis was as follows (amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	2004	2003	2002

Unconsolidated facilities operated at year-end	44	33	26
Income statement information:
Revenues	$339,109	$240,848	$141,166
Operating income	103,679	76,252	41,913
Net income	93,598	67,914	37,279
Balance sheet information:
Current assets	$96,006	$69,659	$39,125
Noncurrent assets	163,410	132,380	91,528
Current liabilities	51,027	38,234	22,974
Noncurrent liabilities	96,415	73,414	59,301

(4)	Other Receivables
      Other receivables consist primarily of amounts receivable for services performed and funds advanced under management and administrative service agreements. As discussed in Note 11, most of the entities to which the Company provides management and administrative services are related parties, due to the Company being an equity method investor in those facilities. At December 31, 2004 and 2003, the amounts receivable from related parties, which are included in other receivables on the Company’s balance sheet, totaled $10.0 million and $9.1 million, respectively.

(5)	Property and Equipment
      At December 31, property and equipment consisted of the following (in thousands):

	Estimated
	Useful Lives	2004	2003

Land and land improvements	—	$21,973	$38,817
Buildings and leasehold improvements	7-50 years	202,668	246,335
Equipment	3-12 years	149,174	208,443
Furniture and fixtures	4-20 years	8,625	17,912
Construction in progress		1,307	13,689

		383,747	525,196
Less accumulated depreciation		(117,858)	(177,133)

Net property and equipment		$265,889	$348,063

      At December 31, 2004, construction in progress consisted of several projects to expand capacity, primarily at the Company’s United States facilities. At December 31, 2003, construction in progress was largely concentrated in the Spanish operations, which were sold in 2004.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      At December 31, 2004, assets recorded under capital lease arrangements included in property and equipment consisted of the following (in thousands):

	2004	2003

Land and buildings	$48,199	$67,310
Equipment and furniture	29,701	37,378

	77,900	104,688
Less accumulated amortization	(24,196)	(32,906)

Net property and equipment under capital leases	$53,704	$71,782

(6)	Goodwill and Intangible Assets
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
      The adoption of SFAS No. 142 required that the Company perform transitional impairment tests for its goodwill and certain other intangible assets as of the date of adoption. The Company determined that its reporting units are at the operating segment (country) level. The Company completed the required transitional and annual impairment tests during 2002, 2003 and 2004. No impairment losses were identified in any reporting unit or intangible asset as a result of these tests.
      Intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	December 31,

	2004	2003

Goodwill	$319,355	$255,987
Other intangible assets	83,000	70,658

Total	$402,355	$326,645

      The following is a summary of changes in the carrying amount of goodwill by operating segment and reporting unit for years ended December 31, 2003 and 2004 (in thousands):

		United
	U.S.	Kingdom	Spain	Total

Balance at December 31, 2002	$152,935	$20,265	$42,298	$215,498
Additions	26,664	2,718	71	29,453
Other	—	2,492	8,544	11,036

Balance at December 31, 2003	179,599	25,475	50,913	255,987

Additions	116,688	57	—	116,745
Disposals	(2,398)	—	(50,913)	(53,311)
Other	(1,948)	1,882	—	(66)

Balance at December 31, 2004	$291,941	$27,414	$—	$319,355

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Goodwill additions during the years ended December 31, 2003 and 2004 resulted primarily from business combinations and additionally from purchases of equity investments accounted for under the equity method, for which the related goodwill is included in intangible assets. Other changes to the carrying amount of goodwill in the Company’s U.S. reporting unit were related to the reversal of a valuation allowance against a net operating loss carryforward the Company added in a 2001 acquisition. In the U.K., the other changes were primarily due to foreign currency translation adjustments.
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
      The following is a summary of intangible assets at December 31, 2004 and 2003 (in thousands):

	December 31, 2004

	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

Definite Useful Lives
Management Contracts	$25,506	$(9,168)	$16,338
Other	7,892	(1,942)	5,950

Total	$33,398	$(11,110)	22,288

Indefinite Useful Lives
Management Contracts			59,908
Other			804

Total			60,712

Total intangible assets			$83,000

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

      Amortization expense from continuing operations related to intangible assets with definite useful lives was $2.3 million and $2.6 million for the years ended December 31, 2004 and 2003, respectively. Additionally, accumulated amortization changed as a result of amortization of debt issue costs in the amounts of $1.7 million and $2.0 million during the years ended December 31, 2004 and 2003, respectively, which is reflected in interest expense, $1.6 million due to the Company terminating a credit agreement prior to its scheduled termination date, and foreign currency translation adjustments. The weighted average amortization period for intangible assets with definite useful lives is 14 years for management contracts, 10 years for other intangible assets, and 13 years overall.
      The following table provides estimated amortization expense related to intangible assets with definite useful lives for each of the years in the five-year period ending December 31, 2009:

2005	$2,102
2006	2,098
2007	1,926
2008	1,926
2009	1,925

$9,977

(7)	Long-Term Investments
      At December 31, 2004, the Company, as a result of the sale of its Spanish operations, had a long-term receivable, included in other noncurrent assets, with a carrying amount of $19.7 million, as discussed more fully in Note 2.
      The Company had investments in two mutual funds at December 31, 2003, both of which were designated as “available for sale” under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115) and were included in other noncurrent assets. The Company disposed of both of these investments as part of selling the Spanish operations in 2004.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(8)	Long-term Debt
      At December 31, long-term debt consisted of the following (in thousands):

	2004	2003

Senior credit agreements	$65,918	$63,876
Senior subordinated notes	149,077	148,989
Notes payable to financial institutions	20,698	26,505
Capital lease obligations	52,792	65,374

Total long-term debt	288,485	304,744
Less current portion	(15,316)	(16,794)

Long-term debt, less current portion	$273,169	$287,950

(a)	Lines of Credit
      On September 27, 2004, the Company terminated its primary U.S. revolving credit facility, under which no amounts were outstanding. The Company’s management initiated this termination in advance of the scheduled maturity date of November 2005 given the Company’s ongoing positive operating cash flows coupled with the receipt of approximately $141.1 million in cash related to the sale of the Spanish operations. Accordingly, the Company wrote off approximately $1.6 million ($1.1 million after the related tax benefit) in unamortized debt issue costs during the third quarter of 2004.
      Global, the Company’s majority owned U.K. subsidiary, has a credit agreement with a commercial lender that provides for total borrowings of £52.5 million (approximately $100.6 million at December 31, 2004) under four separate facilities. At December 31, 2004, total outstanding borrowings under the agreement were approximately $65.9 million, which represents total borrowings net of scheduled repayments of $20.6 million that have been made under the agreement, and approximately $14.1 million was available for borrowing, primarily for capital projects specified in the agreement. Borrowings under this agreement are secured by certain assets and the capital stock of Global and its subsidiaries, bear interest ranging from 1.50% to 2.00% over LIBOR, and mature in April 2010. At December 31, 2004, the weighted average rate applicable to the outstanding balance was 6.45%.
      Fees paid for unused portions of the lines of credit were approximately $676,688, $490,080, and $548,000, in 2004, 2003 and 2002, respectively.

(b)	Subordinated Debt
      The Company completed a public debt offering in December 2001, issuing $150 million in Senior Subordinated Notes. The notes, which mature on December 15, 2011, accrue interest at 10% payable semi-annually on June 15 and December 15 commencing on June 15, 2002 and were issued at a discount of $1.2 million, resulting in an effective interest rate of 10.125%. The Senior Subordinated Notes are subordinate to all senior indebtedness and are guaranteed by USPI and USPI’s wholly owned subsidiaries domiciled in the United States.

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
      The Company may also redeem the notes at any time prior to December 15, 2006, by paying the principal amount of all outstanding notes plus the greater of (a) 1% of the principal amount or (b) the excess of the present value of the notes and all interest that would accrue through December 14, 2006 over the principal amount of the notes. The Company is obligated to offer to purchase the notes at 101% of the principal amount upon the occurrence of certain change of control events. In addition, the Company is obligated to apply the proceeds of the sales of the Spanish operations within one year to the Company’s operations or to repurchase the notes. By December 31, 2004, the Company had applied $90.4 million of the Spanish sale proceeds to the acquisition and development of surgical facilities. Any redemptions of the notes require payment of all amounts of accrued but unpaid interest.
      The notes carried at the principal amount of $150 million net of the unamortized discount of approximately $0.9 million at December 31, 2004, represent the full amount of subordinated debt outstanding at December 31, 2004 and 2003. At December 31, 2004 and 2003, the notes were considered to have a fair value, based upon recent trading, of $169.1 million and $171.0 million, which amounts are approximately $20.0 million and $22.0 million higher than the carrying value at December 31, 2004 and 2003, respectively.

(c)	Other Long-term Debt
      The Company and its subsidiaries have notes payable to financial institutions, former owners of acquired businesses, and other parties which mature at various date through 2013 and accrue interest at fixed and variable rates ranging from 4.90% to 16.19%.
      Capital lease obligations in the carrying amount of $52.8 million are secured by underlying real estate and equipment and have interest rates ranging from 6.19% to 17.5%.
      The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2004 are as follows (in thousands): 2005, $15,316; 2006, $15,433; 2007, $15,453; 2008, $15,646; 2009, $14,269; thereafter, $213,287.

(9)	Leases
      USPI leases various office equipment and office space under a number of operating lease agreements, which expire at various times through the year 2019. Such leases do not involve contingent rentals, nor do they contain significant renewal or escalation clauses. Office leases generally require USPI to pay all executory costs (such as property taxes, maintenance and insurance).

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Minimum future payments under noncancelable leases, with remaining terms in excess of one year as of December 31, 2004 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

Year ending December 31,
2005	$11,128	$9,563
2006	7,987	8,954
2007	6,897	8,339
2008	6,111	7,607
2009	5,239	6,264
Thereafter	75,120	19,637

Total minimum lease payments	112,482	$60,364

Amount representing interest	(59,690)

Present value of minimum lease payments	$52,792

      Total rent expense from continuing operations under operating leases was $11.3 million, $8.6 million, and $6.6 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

      No preferred stock or accrued dividends were outstanding at December 31, 2004 and 2003.
      All authorized shares of Series A Redeemable Preferred Stock (Series A) and Series B Convertible Redeemable Preferred Stock (Series B) were issued during 1998 and subsequently either redeemed for cash or converted to common stock prior to 2002. Redeemed or converted preferred shares are deemed retired.
      During 2000, USPI issued 18,750 shares of Series C Convertible Preferred Stock (Series C), all of which were converted to common stock in 2001. The 18,750 shares issued during 2000 were issued with 266,667 detachable warrants to purchase common stock, exercisable at $0.03 per warrant. These warrants were exercised in January 2004.
      In 2001, USPI issued and subsequently redeemed 20,000 shares of Series D Redeemable Preferred Stock (Series D).
      No shares of Series A Junior Participating Preferred Stock (Series A Participating) had been issued at December 31, 2004.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(11)	Related Party Transactions
      USPI has entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 4.5% to 8.0%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $14.9 million, $11.9 million, and $7.3 million in 2004, 2003 and 2002, respectively, and are included in management and administrative services revenue in the accompanying consolidated statements of income.

(12)	Income Taxes
      The components of income from continuing operations before income taxes were as follows (in thousands):

	2004	2003	2002

Domestic	$40,426	$32,180	$20,422
Foreign	9,949	7,471	6,177

	$50,375	$39,651	$26,599

      Income tax expense (benefit) attributable to income from continuing operations consists of (in thousands):

	Current	Deferred	Total

Year ended December 31, 2004:
U.S. federal	$8,686	$4,638	$13,324
State and local	1,517	791	2,308
Foreign	3,045	(810)	2,235

Net income tax expense	$13,248	$4,619	$17,867

	Current	Deferred	Total

Year ended December 31, 2003:
U.S. federal	$1,919	$9,196	$11,115
State and local	1,300	729	2,029
Foreign	2,425	(635)	1,790

Net income tax expense	$5,644	$9,290	$14,934

	Current	Deferred	Total

Year ended December 31, 2002:
U.S. federal	$—	$7,103	$7,103
State and local	809	460	1,269
Foreign	1,966	(415)	1,551

Net income tax expense	$2,775	$7,148	$9,923

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income in fiscal years ended December 31, 2004, 2003 and 2002 as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Computed “expected” tax expense	$17,631	$13,884	$9,309
Increase (reduction) in income taxes resulting from:
Differences between U.S. financial reporting and foreign statutory reporting	(631)	(369)	(264)
State tax expense	1,582	1,614	998
Removal of foreign tax rate differential	(612)	(481)	(389)
Intangible assets	22	165	296
Other	(125)	121	(27)

Total	$17,867	$14,934	$9,923

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below (in thousands).

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$2,495	$10,271
Accrued expenses	6,631	3,289
Bad debts	762	2,745
Basis difference of property and equipment	—	1,250
Tax credits	—	764
Capitalized costs and other	450	1,610

Total deferred tax assets	10,338	19,929
Less valuation allowance	—	(4,948)

Net deferred tax assets	$10,338	$14,981

Deferred tax liabilities:
Basis difference of acquisitions	$23,814	$32,158
Accelerated depreciation	9,860	9,443
Capitalized interest and other	1,117	612
Prepaid expenses	—	—

Total deferred tax liabilities	$34,791	$42,213

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31,

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
2004, USPI had net operating loss carryforwards for U.S. federal income tax purposes of $6.6 million, all of which were added through acquisitions and have restrictions as to utilization. The Company’s ability to offset future federal taxable income with these carryforwards would begin to be forfeited in 2022, if unused.

(13)	Equity-Based Compensation
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
      The Company’s net income, as reported, includes approximately $2,145,000, $1,930,000, and $534,000 of expense, net of related tax effects, arising from stock-based employee compensation during 2004, 2003 and 2002, respectively. These amounts primarily consist of compensation expense under the Company’s Deferred Compensation Plan (DCP), grants of restricted stock to employees, and amortization of 333,333 options granted in December 2000 at a price below the current market value of the underlying stock. The value associated with the below-market option grant was fully amortized by the end of 2004. Under the DCP, eligible employees elect prior to the start of the year to defer the receipt of a specified portion of any bonus they earn that year until a specified future date, at which time the bonus will be paid in shares of common stock determined using a discounted market value per share. The Company records compensation expense related to the value of the shares expected to be issued under the DCP.
      During 2004, 2003, and 2002, the Company granted restricted stock awards (“RSAs”) totaling 146,000, 178,000, and 62,500 shares, respectively, which had weighted-average grant-date fair values per share of $35.96, $23.24, and $19.68, respectively. The Company is amortizing the expense related to RSAs and the below market option grants into expense on a straight-line basis over the estimated service period and carried deferred compensation balances of approximately $7,689,000, $4,548,000 and $1,226,000 on its balance sheets at December 31, 2004, 2003, and 2002, respectively.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      At December 31, 2004, there were 1,390,592 shares available for grant under the Plan. The per share weighted-average fair values at date of grant for stock options granted during 2004, 2003, and 2002 were $11.20, $5.97, and $10.25, respectively, and were estimated based on a Black Scholes valuation model, using the following assumptions:

	Years Ended
	December 31,

	2004	2003	2002

Expected life in years	3.0	3.0	5.0
Weighted average interest rate	2.7%	2.8%	4.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility	40.0%	40.0%	40.0%
      Stock option activity during 2004, 2003 and 2002 was as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance at December 31, 2001	2,858,964	$13.62
Granted	888,233	24.84
Exercised	(372,121)	7.13
Forfeited	(131,486)	18.34
Expired	—	—

Balance at December 31, 2002	3,243,590	$17.24

Granted	389,000	19.72
Exercised	(215,657)	14.31
Forfeited	(99,247)	21.52
Expired	—	—

Balance at December 31, 2003	3,317,686	$17.60

Granted	119,500	37.20
Exercised	(541,843)	14.91
Forfeited	(118,039)	21.40
Expired	—	—

Balance at December 31, 2004	2,777,304	$18.81

Shares exercisable at December 31, 2002	1,199,493	$12.36
Shares exercisable at December 31, 2003	1,618,877	$14.64
Shares exercisable at December 31, 2004	1,772,633	$16.34

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Exercise prices for options outstanding as of December 31, 2004, ranged from $2.55 to $38.58. The following table provides certain information with respect to stock options outstanding at December 31, 2004:

			Weighted
		Weighted	Average
	Stock	Average	Remaining
	Options	Exercise	Contractual
Range of Exercise Prices	Outstanding	Price	Life (Years)

$ 2.55-$13.50	927,698	$11.27	4.84
$14.00-$20.76	945,256	18.33	5.61
$21.00-$38.58	904,350	27.06	6.48

	2,777,304	$18.81	5.64

      The following table provides certain information with respect to stock options exercisable at December 31, 2004:

	Stock
	Options	Weighted Average
Range of Exercise Prices	Exercisable	Exercise Price

$ 2.55-$13.50	887,294	$11.17
$14.00-$20.76	522,979	18.63
$21.00-$38.58	362,360	25.70

	1,772,633	$16.34

Employee Stock Purchase Plan
      USPI adopted an Employee Stock Purchase Plan on February 13, 2001. The plan provides for the grant of stock options to selected eligible employees. Any eligible employee may elect to participate in the plan by authorizing USPI’s options and compensation committee to make payroll deductions to pay the exercise price of an option at the time and in the manner prescribed by USPI’s options and compensation committee. This payroll deduction may be a specific amount or a designated percentage to be determined by the employee, but the specific amount may not be less than an amount established by the Company and the designated percentage may not exceed an amount of eligible compensation established by the Company from which the deduction is made. The Company has reserved 500,000 shares of common stock for this plan of which 50,113, 73,897 and 69,183 were issued during 2004, 2003, and 2002, respectively.

(14)	Earnings Per Share
      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding options, warrants, and restricted stock except where such

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share for years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net income attributable to common shareholders:
Continuing operations	$32,508	$24,717	$16,676
Discontinued operations	53,667	5,159	2,924

Total	$86,175	$29,876	$19,600

Weighted average common shares outstanding	27,942	27,133	24,925
Effect of dilutive securities:
Stock options	1,232	803	841
Warrants and restricted stock	124	308	290

Shares used for diluted earnings per share	29,298	28,244	26,056

Basic earnings per share:
Continuing operations	$1.16	$0.91	$0.67
Discontinued operations	1.92	0.19	0.12

Total	$3.08	$1.10	$0.79

Diluted earnings per share:
Continuing operations	$1.11	$0.88	$0.64
Discontinued operations	1.83	0.18	0.11

Total	$2.94	$1.06	$0.75

(15)	Segment Disclosures
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

		United
2004 (In thousands)	U.S.	Kingdom	Total

Net patient service revenue	$266,617	$84,454	$351,071
Other revenue	38,459	—	38,459

Total revenues	$305,076	$84,454	$389,530

Depreciation and amortization	$20,373	$6,836	$27,209
Operating income	92,818	14,515	107,333
Net interest expense	(21,267)	(3,862)	(25,129)
Income tax expense	(15,632)	(2,235)	(17,867)
Total assets	721,830	200,474	922,304
Capital expenditures	40,978	10,582	51,560

		United
2003 (In thousands)	U.S.	Kingdom	Total

Net patient service revenue	$212,176	$60,776	$272,952
Other revenue	37,612	—	37,612

Total revenues	$249,788	$60,776	$310,564

Depreciation and amortization	$17,697	$5,003	$22,700
Operating income	76,786	9,939	86,725
Net interest expense	(20,883)	(2,965)	(23,848)
Income tax expense	(13,143)	(1,791)	(14,934)
Total assets	468,326	163,265	631,591
Capital expenditures	11,226	11,634	22,860

		United
2002 (In thousands)	U.S.	Kingdom	Total

Net patient service revenue	$164,769	$47,434	$212,203
Other revenue	31,611	—	31,611

Total revenues	$196,380	$47,434	$243,814

Depreciation and amortization	$15,427	$3,696	$19,123
Operating income	55,222	8,730	63,952
Net interest expense	(20,061)	(2,472)	(22,533)
Income tax expense	(8,560)	(1,363)	(9,923)
Total assets	438,824	121,330	560,154
Capital expenditures	11,663	13,330	24,993

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(16)	Commitments and Contingencies

(a)	Financial Guarantees
      As of December 31, 2004, the Company had issued guarantees of the indebtedness of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $30.7 million. Of the total, $10.7 million relates to the debt of consolidated subsidiaries, whose debt is included in the Company’s consolidated balance sheet, and the remaining $20.0 million relates to the debt of unconsolidated affiliated companies, whose debt is not included in the Company’s consolidated balance sheet. In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.1 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties.

(b)	Litigation and Professional Liability Claims
      In its normal course of business, USPI is subject to claims and lawsuits relating to patient treatment. USPI believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements.

(c)	Self Insurance
      The Company is self-insured for healthcare for its U.S. employees up to predetermined amounts above which third party insurance applies. The Company believes that the accruals established at December 31, 2004, which were estimated based on actual employee health claim patterns, adequately provide for its exposure under this arrangement. Additionally, in the U.S. the Company maintains professional liability insurance that provides coverage on a claims made basis of $1.0 million per incident and $5.0 million in annual aggregate amount per location with retroactive provisions upon policy renewal. Certain of the Company’s insurance policies have deductibles and contingent premium arrangements. The Company believes that the accruals established at December 31, 2004, which were estimated based on historical claims, adequately provide for its exposure under these arrangements.

(d)	Employee Benefit Plans
      The Company’s eligible U.S. Employees may choose to participate in the United Surgical Partners International, Inc. 401(K) Plan under which the Company may elect to make contributions that match from zero to 100% of participants’ contributions. Charges to expense under this plan in 2004 and 2003 were $0.9 million and $0.8 million, respectively.
      One of the Company’s U.K. subsidiaries, which the Company acquired in 2000, has obligations remaining under a defined benefit pension plan that originated in 1991 and was closed to new participants at the end of 1998. At December 31, 2004, the plan had approximately 90 participants, plan assets of $8.2 million, and an accumulated pension benefit obligation of $9.7 million. At December 31, 2003, the plan had approximately 105 participants, plan assets of $6.7 million, and an accumulated pension benefit obligation of $7.8 million. Pension expense was approximately $0.4 million and $0.8 million for the years ended December 31, 2004 and 2003, respectively. During 2003 the Company recorded an after-tax benefit of

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
$0.5 million, included in other comprehensive income, as a result of the plan assets exceeding the actuarially estimated benefit obligation, primarily as a result of increases in investment values and other changes in market conditions affecting the projected liabilities of the plan. During 2004, the actuarially estimated benefit obligation was again compared to plan assets, this time resulting in an after tax charge to other comprehensive income of approximately $0.2 million.

(e)	Employment Agreements
      The Company entered into employment agreements dated November 15, 2002 with Donald E. Steen and William H. Wilcox. The agreement with Mr. Steen, who serves as the Company’s Chairman, was amended February 18, 2004 to provide for annual base compensation of $262,500, subject to increases approved by the board of directors, a performance bonus of up to 100% of Mr. Steen’s annual salary, and his continued employment until November 15, 2011.
      The agreement with Mr. Wilcox, which renewed for a two-year term in November 2004, the Company’s President and Chief Executive Officer, provides for annual base compensation of $415,000, subject to increases approved by the board of directors, and Mr. Wilcox is eligible for a performance bonus of up to 100% of his annual salary. The agreement has an initial term of two years and renews automatically for two-year terms unless terminated by either party.
      In addition, on August 1, 2003 the Company entered into employment agreements with four other senior managers which provide for the employment of each individual through July 31, 2005. The total annual base compensation under the August 1 agreements is $1 million, subject to increases approved by the board of directors, and performance bonuses of up to a total of $750,000 per year.

(f)	Spanish Tax Indemnification
      In September 2004 the Company sold its Spanish operations (Note 2) and agreed to indemnify the buyers with respect to tax and other contingencies of the Spanish entities sold. One of the Spanish entities sold has been assessed taxes and interest totaling approximately €1 million (equal to $1.4 million at December 31, 2004) related to a transaction it undertook in 2000. The Company’s management believes there should be no tax liability related to the transaction. Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS No. 5) requires that an estimated loss be accrued by a charge to income when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on its review of the facts and circumstances, and reviews by external parties representing the Company, the Company’s management does not consider it probable that any payment will be made related to this contingency. However, it is considered reasonably possible, as that term is defined in SFAS No. 5, that some amount up to approximately €1 million plus interest accruing at a government-published rate, which has ranged from 4.75% to 6.50% from 2000 through 2004, may be paid by the Company at some point in the future related to this contingency, and accordingly the Company will disclose the existence of this contingency and the estimated range of potential loss related to this contingency until it is resolved. Should facts and circumstances related to this tax assessment change at some point in the future, the Company will consider accruing a charge to income. Any such charge would be reflected in discontinued operations.

(17)	Subsequent Events
      Effective January 1, 2005, in a series of individually immaterial transactions, the Company paid aggregate cash of $21.4 million to acquire additional ownership in nine facilities it already operated. In addition, the Company has entered into letters of intent with various entities regarding possible joint venture, development or other transactions. These possible joint ventures, developments or other transactions are in various stages of negotiation.

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
      The $150 million 10% Senior Subordinated Notes due 2011, were issued in a private offering on December 19, 2001 and subsequently registered as publicly traded securities through a Form S-4 effective January 15, 2002, by USPI’s wholly owned finance subsidiary, United Surgical Partners Holdings, Inc. (USPH), which was formed in 2001. The notes are guaranteed by USPI, which does not have independent assets or operations, and USPI’s wholly owned subsidiaries domiciled in the United States. USPI’s investees in the United Kingdom are not guarantors of the obligation, nor were USPI’s investees in Spain. USPI’s investees in the United States in which USPI owns less than 100% are not guarantors of the obligation. The financial positions and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship at the end of the period presented, except for the Company’s Spanish operations, which have been classified as discontinued operations in the condensed consolidated statements of income shown below.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of December 31, 2004	Guarantors	Investees	Adjustments	Total

ASSETS:
Current assets:
Cash and cash equivalents	$83,905	$9,562	$—	$93,467
Patient receivables, net	186	43,405	—	43,591
Other receivables	5,549	22,028	(7,284)	20,293
Inventories	206	6,982	—	7,188
Other	12,620	1,808	—	14,428

Total current assets	102,466	83,785	(7,284)	178,967
Property and equipment, net	30,104	235,785	—	265,889
Investments in affiliates	107,570	608	(64,776)	43,402
Intangible assets, net	304,764	112,500	(14,909)	402,355
Other	96,321	25,192	(89,822)	31,691

Total assets	$641,225	$457,870	$(176,791)	$922,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,741	$16,307	$—	$18,048
Accrued expenses	89,148	35,076	(65,799)	58,425
Current portion of long-term debt	1,302	15,409	(1,395)	15,316

Total current liabilities	92,191	66,792	(67,194)	91,789
Long-term debt	153,675	145,264	(25,770)	273,169
Other liabilities	25,081	9,389	—	34,470
Minority interests	—	11,444	36,823	48,267
Stockholders’ equity	370,278	224,981	(120,650)	474,609

Total liabilities and stockholders’ equity	$641,225	$457,870	$(176,791)	$922,304

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
As of December 31, 2003	Guarantors	Investees	Adjustments	Total

ASSETS:
Current assets:
Cash and cash equivalents	$15,147	$13,372	$—	$28,519
Patient receivables, net	127	56,464	—	56,591
Other receivables	37,980	21,183	(38,995)	20,168
Inventories	279	8,745	—	9,024
Other	11,781	7,514	—	19,295

Total current assets	65,314	107,278	(38,995)	133,597
Property and equipment, net	36,044	312,587	(568)	348,063
Investments in affiliates	175,504	14,344	(157,744)	32,104
Intangible assets, net	184,314	158,378	(16,047)	326,645
Other	120,142	11,521	(101,563)	30,100

Total assets	$581,318	$604,108	$(314,917)	$870,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,396	$35,994	$(937)	$36,453
Accrued expenses	27,138	24,500	(1,245)	50,393
Current portion of long-term debt	1,763	16,146	(1,115)	16,794

Total current liabilities	30,297	76,640	(3,297)	103,640
Long-term debt	156,963	264,020	(133,033)	287,950
Other liabilities	18,998	23,308	—	42,306
Minority interests	—	11,403	34,555	45,958
Stockholders’ equity	375,060	228,737	(213,142)	390,655

Total liabilities and stockholders’ equity	$581,318	$604,108	$(314,917)	$870,509

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statements of Income:

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2004	Guarantors	Investees	Adjustments	Total

Revenues	$73,101	$336,243	$(19,814)	$389,530
Equity in earnings of unconsolidated affiliates	18,626	—	—	18,626
Operating expenses, excluding depreciation and amortization	57,755	236,046	(20,187)	273,614
Depreciation and amortization	10,459	16,750	—	27,209

Operating income	23,513	83,447	373	107,333
Interest expense, net	(14,843)	(10,286)	—	(25,129)
Other expense	(767)	(311)	(310)	(1,388)

Income before minority interests	7,903	72,850	63	80,816
Minority interests in income of consolidated subsidiaries	—	(12,805)	(17,636)	(30,441)

Income (loss) from continuing operations before income taxes	7,903	60,045	(17,573)	50,375
Income tax expense	(15,636)	(2,231)	—	(17,867)

Income (loss) from continuing operations	(7,733)	57,814	(17,573)	32,508
Earnings from discontinued operations, net of tax	2,145	51,522	—	53,667

Net income (loss)	$(5,588)	$109,336	$(17,573)	$86,175

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2003	Guarantors	Investees	Adjustments	Total

Revenues	$69,078	$256,996	$(15,510)	$310,564
Equity in earnings of unconsolidated affiliates	15,074	—	—	15,074
Operating expenses, excluding depreciation and amortization	54,107	177,925	(15,819)	216,213
Depreciation and amortization	10,369	12,355	(24)	22,700

Operating income	19,676	66,716	333	86,725
Interest expense, net	(16,285)	(7,563)	—	(23,848)
Other income (expense)	316	726	(309)	733

Income before minority interests	3,707	59,879	24	63,610
Minority interests in income of consolidated subsidiaries	—	(10,600)	(13,359)	(23,959)

Income (loss) from continuing operations before income taxes	3,707	49,279	(13,335)	39,651
Income tax expense	(12,834)	(2,100)	—	(14,934)

Income (loss) from continuing operations	(9,127)	47,179	(13,335)	24,717
Earnings (loss) from discontinued operations, net of tax	2,983	2,189	(13)	5,159

Net income (loss)	$(6,144)	$49,368	$(13,348)	$29,876

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2002	Guarantors	Investees	Adjustments	Total

Revenues	$60,478	$194,440	$(11,104)	$243,814
Equity in earnings of unconsolidated affiliates	9,454	—	—	9,454
Operating expenses, excluding depreciation and amortization	45,352	136,213	(11,372)	170,193
Depreciation and amortization	9,726	9,421	(24)	19,123

Operating income	14,854	48,806	292	63,952
Interest expense, net	(16,041)	(6,492)	—	(22,533)
Other income (expense)	292	(11)	(292)	(11)

Income (loss) before minority interests	(895)	42,303	—	41,408
Minority interests in income of consolidated subsidiaries	—	(7,111)	(7,698)	(14,809)

Income (loss) from continuing operations before income taxes	(895)	35,192	(7,698)	26,599
Income tax expense	(8,040)	(1,883)	—	(9,923)

Income (loss) from continuing operations	(8,935)	33,309	(7,698)	16,676
Earnings from discontinued operations, net of tax	2,601	323	—	2,924

Net income (loss)	$(6,334)	$33,632	$(7,698)	$19,600

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2004	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Income (loss) from continuing operations	$(7,733)	$57,814	$(17,573)	$32,508
Changes in operating and intercompany assets and liabilities and noncash items included in net loss	221,018	(84,036)	(77,950)	59,032

Net cash provided by (used in) operating activities	213,285	(26,222)	(95,523)	91,540
Cash flows from investing activities:
Purchases of property and equipment, net	(6,922)	(16,947)	—	(23,869)
Purchases of new businesses, net	(131,092)	(31)	—	(131,123)
Proceeds from sale of Spanish operations	—	207,203	(66,071)	141,132
Other items	(4,126)	(1,391)	—	(5,517)

Net cash provided by (used in) investing activities	(142,140)	188,834	(66,071)	(19,377)
Cash flows from financing activities:
Long-term borrowings, net	(2,508)	(5,519)	—	(8,027)
Proceeds from issuance of common stock	9,598	—	—	9,598
Other items	(10,315)	(161,595)	161,594	(10,316)

Net cash provided by (used in) financing activities	(3,225)	(167,114)	161,594	(8,745)
Net cash provided by discontinued operations	—	1,272	—	1,272
Effect of exchange rate changes on cash	—	258	—	258
Net increase (decrease) in cash	67,920	(2,972)	—	64,948
Cash at the beginning of the year	15,147	13,372	—	28,519

Cash at the end of the year	$83,067	$10,400	$—	$93,467

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2003	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Income (loss) from continuing operations	$(9,127)	$47,192	$(13,348)	$24,717
Changes in operating and intercompany assets and liabilities and noncash items included in net loss	53,716	(40,051)	35,993	49,658

Net cash provided by operating activities	44,589	7,141	22,645	74,375
Cash flows from investing activities:
Purchases of property and equipment, net	(4,586)	(17,688)	—	(22,274)
Purchases of new businesses	(30,038)	(13,901)	—	(43,939)
Other items	(13,937)	—	—	(13,937)

Net cash used in investing activities	(48,561)	(31,589)	—	(80,150)
Cash flows from financing activities:
Long-term borrowings, net	(2,330)	22,563	(22,645)	(2,412)
Proceeds from issuance of common stock	4,307	—	—	4,307
Other items	(7,570)	—	—	(7,570)

Net cash provided by (used in) financing activities	(5,593)	22,563	(22,645)	(5,675)
Net cash used in discontinued operations	—	(7,373)	—	(7,373)
Effect of exchange rate changes on cash	—	(229)	—	(229)
Net decrease in cash	(9,565)	(9,487)	—	(19,052)
Cash at the beginning of the year	24,712	22,859	—	47,571

Cash at the end of the year	$15,147	$13,372	$—	$28,519

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2002	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Income (loss) from continuing operations	$(8,935)	$33,310	$(7,699)	$16,676
Changes in operating and intercompany assets and liabilities and noncash items included in net loss	25,980	(105,854)	113,067	33,193

Net cash provided by (used in) operating activities	17,045	(72,544)	105,368	49,869
Cash flows from investing activities:
Purchases of property and equipment, net	(4,661)	(18,732)	—	(23,393)
Purchases of new businesses	(54,809)	—	—	(54,809)
Other items	(517)	17	—	(500)

Net cash used in investing activities	(59,987)	(18,715)	—	(78,702)
Cash flows from financing activities:
Long-term borrowings, net	(3,097)	(448)	—	(3,545)
Proceeds from issuance of common stock	53,665	32,716	(32,716)	53,665
Other items	(3,309)	72,110	(72,110)	(3,309)

Net cash provided by (used in) financing activities	47,259	104,378	(104,826)	46,811
Net cash used in discontinued operations	—	(4,029)	—	(4,029)
Effect of exchange rate changes on cash	—	283	(542)	(259)
Net increase in cash	4,317	9,373	—	13,690
Cash at the beginning of the year	20,396	13,485	—	33,881

Cash at the end of the year	$24,713	$22,858	$—	$47,571

(19)	New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123R). SFAS No. 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.
      The requirements of SFAS No. 123R are effective for USPI’s third quarter beginning July 1, 2005 and apply to all awards granted, modified or cancelled after that date. The standard also provides for different transition methods for past award grants, including the restatement of prior period results. The Company is finalizing its decision regarding which transition method it will elect to use and also is finalizing its

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
determination of the exact amount by which the adoption of SFAS No. 123R will adversely impact the Company’s consolidated net income. Besides the effect of employee stock options, for which the historical pro forma impact is shown in Note 1, the Company’s net income may be adversely impacted by expense arising from its Employee Stock Purchase Plan (ESPP), depending on the exact rules the Company has in place for its ESPP at the time SFAS No. 123R is adopted. Prior to the effective date of SFAS No. 123R, the Company will continue to account for stock option grants to employees under APB No. 25.

(20)	Selected Quarterly Financial Data (Unaudited)

	2003 Quarters				2004 Quarters

	First	Second	Third	Fourth	First	Second	Third	Fourth

	(In thousands, except per share amounts)				(In thousands, except per share amounts)
Net revenues	$71,201	$77,195	$77,445	$84,723	$90,372	$93,966	$96,557	$108,635
Income from continuing operations	5,545	6,525	6,361	6,286	7,848	8,574	6,735	9,351
Basic earnings per share from continuing operations	$0.21	$0.24	$0.23	$0.23	$0.28	$0.31	$0.24	$0.33
Diluted earnings per share from continuing operations	$0.20	$0.23	$0.22	$0.22	$0.27	$0.29	$0.23	$0.32
      Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including case volumes, interest rates, acquisitions, changes in contracts, the timing of price changes, and financing activities. For example, the third quarter of 2004 includes an after-tax loss of $1.1 million on the Company’s early termination of a credit facility. In addition, USPI has completed acquisitions and opened new facilities throughout 2003 and 2004, all of which significantly affect the comparability of net income and earnings per share from quarter to quarter.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(2)	Financial Statement Schedules
      The following financial statement schedule is filed as part of this Form 10-K:

S-1

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Schedule II — Valuation and Qualifying Accounts	S-1
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004
Allowance for Doubtful Accounts

			Additions Charged to:
	Balance at
	Beginning of		Costs and				Balance at
	Period		Expenses	Other Accounts	Deductions(2)	Other Items(3)	End of Period

	(In thousands)
2002(1)	$4,726		$6,330	—	$(7,404)	$3,502	$7,154
2003(1)	7,154		7,772	—	(7,222)	1,134	8,838
2004	8,838	(1)	8,159	—	(7,592)	(2,128)	7,277

(1)	Includes Spanish operations, which the Company disposed of during 2004.

(2)	Accounts written off.

(3)	Primarily beginning balances for purchased businesses. For 2004, these amounts are offset by $3.8 million of deductions due to the sale of the Spanish operations.
      All other schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

S-2

(3)	Exhibits:

Exhibit
Number		Description

2	.1#	Agreement and Plan of Merger, dated as of December 6, 2000, among the Company, OPC Acquisition Corporation and OrthoLink Physicians Corporation (previously filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

2	.2#	Agreement for the Sale and Purchase of Shares and Loan Notes in Aspen Healthcare Holdings Limited, dated April 6, 2000, between Electra Private Equity Partners 1995 and others and Global Healthcare Partners Limited (previously filed as Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

2	.3#	Agreement and Plan of Reorganization, dated as of March 26, 2002, by and among the Company, USP Acquisition Corporation, Surgicoe Corporation and each of the shareholders of Surgicoe named in the agreement (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 16, 2002 and incorporated herein by reference)

2	.4#	Sale and Purchase Agreement, dated July 29, 2004, between USPE Holdings Limited, United Surgical Partners International, Inc., Jenebe International S.a.r.l., Delphirica Investments S.a.r.l., Alosem Sociedad Civil, Tesalia Sociedad Civil and Capital Stock S.C.R., S.A. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference)

3	.1#	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

3	.2#	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-99309) and incorporated herein by reference)
4	.1#	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

4	.2#	Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4	.3#	Global Security, dated as of December 19, 2001, governing United Surgical Partners Holdings, Inc.’s outstanding 10% Senior Subordinated Notes due 2011 (previously filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4	.4#	Rights Agreement between the Company and First Union National Bank as Rights Agent dated June 13, 2001 (previously filed as Exhibit 4.1 to the Company’s Form 8-A filed with the Commission on June 13, 2001 and incorporated herein by reference)

10	.1#	Credit Agreement, dated April 6, 2000, by and among Global Healthcare Partners Limited and the Governor and Company of the Bank of Scotland (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.2#	Contribution and Purchase Agreement, dated as of May 11, 1999, by and among USP North Texas, Inc., Baylor Health Services, Texas Health Ventures Group LLC and THVG/ Health First L.L.C. (previously filed as Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.3#	Common Stock Purchase Warrant, dated June 1, 1999 (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

Exhibit
Number		Description

10	.4#	Stock Purchase Warrant, dated March 27, 2000 (previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.5#	Employment Agreement, dated as of November 15, 2002, by and between the Company and Donald E. Steen

10	.5.1#	Amendment of Employment Agreement, dated as of February 18, 2004

10	.6#	Employment Agreement, dated as of November 15, 2002, by and between the Company and William H. Wilcox

10	.7#	Stock Option and Restricted Stock Purchase Plan (previously filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.8#	2001 Equity-Based Compensation Plan (previously filed as Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.9#	Employee Stock Purchase Plan (previously filed as Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.10#	Deferred Compensation Plan, effective as of January 1, 2005 (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 6, 2005 and incorporated herein by reference)

10	.11#	Supplemental Retirement Plan, effective as of February 12, 2002 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference)

10	.12#	Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.13#	Employment Agreement, dated as of August 1, 2003, by and between the Company and Jonathan R. Bond

10	.14#	Employment Agreement, dated as of August 1, 2003, by and between the Company and Brett P. Brodnax

10	.15#	Employment Agreement, dated as of August 1, 2003, by and between the Company and Mark C. Garvin

10	.16#	Employment Agreement, dated as of August 1, 2003, by and between the Company and Mark A. Kopser

21	.1*	List of the Company’s subsidiaries.

23	.1*	Consent of KPMG LLP

24	.1*	Power of Attorney — Donald E. Steen

24	.2*	Power of Attorney — Joel T. Allison

24	.3*	Power of Attorney — James C. Crews

24	.4*	Power of Attorney — John C. Garrett, M.D.

24	.5*	Power of Attorney — Thomas L. Mills

24	.6*	Power of Attorney — Boone Powell, Jr.

24	.7*	Power of Attorney — Paul B. Queally

24	.8*	Power of Attorney — Jerry P. Widman

Exhibit
Number		Description

24	.9*	Power of Attorney — David P. Zarin, M.D.

31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Previously filed.
(b) Reports on Form 8-K
      The Company filed a report on Form 8-K dated October 21, 2004 to furnish, pursuant to Item 7.01 of Form 8-K, a news release announcing the completion of the Company’s acquisition of Same Day Surgery, LLC.
      The Company filed a report on Form 8-K dated October 28, 2004, pursuant to Item 2.02 of Form 8-K, announcing the Company’s results of operations for the quarter and nine months ended September 30, 2004.
      The Company filed a report on Form 8-K dated November 16, 2004 to furnish, pursuant to Item 7.01 of Form 8-K, a copy of materials dated November 2004 and prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

By:	/s/ William H. Wilcox

William H. Wilcox
President, Chief Executive Officer and
Director
Date: March 10, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

* Donald E. Steen	Chairman of the Board	March 10, 2005

/s/ William H. Wilcox William H. Wilcox	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2005

/s/ Mark A. Kopser Mark A. Kopser	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2005

/s/ John J. Wellik John J. Wellik	Senior Vice President, Accounting and Administration, and Secretary (Principal Accounting Officer)	March 10, 2005

* Joel T. Allison	Director	March 10, 2005

* James C. Crews	Director	March 10, 2005

* John C. Garrett, M.D.	Director	March 10, 2005

* Thomas L. Mills	Director	March 10, 2005

* Boone Powell, Jr.	Director	March 10, 2005

* Paul B. Queally	Director	March 10, 2005

Signature	Title	Date

* Jerry P. Widman	Director	March 10, 2005

* David P. Zarin, M.D.	Director	March 10, 2005
      John J. Wellik, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

By:	/s/ John J. Wellik

John J. Wellik
Attorney-in-fact
March 10, 2005

INDEX TO EXHIBITS

Exhibit
Number		Description

2	.1#	Agreement and Plan of Merger, dated as of December 6, 2000, among the Company, OPC Acquisition Corporation and OrthoLink Physicians Corporation (previously filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

2	.2#	Agreement for the Sale and Purchase of Shares and Loan Notes in Aspen Healthcare Holdings Limited, dated April 6, 2000, between Electra Private Equity Partners 1995 and others and Global Healthcare Partners Limited (previously filed as Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

2	.3#	Agreement and Plan of Reorganization, dated as of March 26, 2002, by and among the Company, USP Acquisition Corporation, Surgicoe Corporation and each of the shareholders of Surgicoe named in the agreement (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 16, 2002 and incorporated herein by reference)

2	.4#	Sale and Purchase Agreement, dated July 29, 2004, between USPE Holdings Limited, United Surgical Partners International, Inc., Jenebe International S.a.r.l., Delphirica Investments S.a.r.l., Alosem Sociedad Civil, Tesalia Sociedad Civil and Capital Stock S.C.R., S.A. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference)

3	.1#	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

3	.2#	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-99309) and incorporated herein by reference)

4	.1#	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

4	.2#	Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4	.3#	Global Security, dated as of December 19, 2001, governing United Surgical Partners Holdings, Inc.’s outstanding 10% Senior Subordinated Notes due 2011 (previously filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

4	.4#	Rights Agreement between the Company and First Union National Bank as Rights Agent dated June 13, 2001 (previously filed as Exhibit 4.1 to the Company’s Form 8-A filed with the Commission on June 13, 2001 and incorporated herein by reference)

10	.1#	Credit Agreement, dated April 6, 2000, by and among Global Healthcare Partners Limited and the Governor and Company of the Bank of Scotland (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.2#	Contribution and Purchase Agreement, dated as of May 11, 1999, by and among USP North Texas, Inc., Baylor Health Services, Texas Health Ventures Group LLC and THVG/Health First L.L.C. (previously filed as Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.3#	Common Stock Purchase Warrant, dated June 1, 1999 (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)

10	.4#	Stock Purchase Warrant, dated March 27, 2000 (previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.5#	Employment Agreement, dated as of November 15, 2002, by and between the Company and Donald E. Steen
10	.5.1#	Amendment of Employment Agreement, dated as of February 18, 2004

Exhibit
Number		Description

10	.6#	Employment Agreement, dated as of November 15, 2002, by and between the Company and William H. Wilcox

10	.7#	Stock Option and Restricted Stock Purchase Plan (previously filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.8#	2001 Equity-Based Compensation Plan (previously filed as Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.9#	Employee Stock Purchase Plan (previously filed as Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.10#	Deferred Compensation Plan, effective as of January 1, 2005 (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 6, 2005 and incorporated herein by reference)

10	.11#	Supplemental Retirement Plan, effective as of February 12, 2002 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference)

10	.12#	Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.13#	Employment Agreement, dated as of August 1, 2003, by and between the Company and Jonathan R. Bond

10	.14#	Employment Agreement, dated as of August 1, 2003, by and between the Company and Brett P. Brodnax

10	.15#	Employment Agreement, dated as of August 1, 2003, by and between the Company and Mark C. Garvin

10	.16#	Employment Agreement, dated as of August 1, 2003, by and between the Company and Mark A. Kopser

21	.1*	List of the Company’s subsidiaries.

23	.1*	Consent of KPMG LLP

24	.1*	Power of Attorney — Donald E. Steen

24	.2*	Power of Attorney — Joel T. Allison

24	.3*	Power of Attorney — James C. Crews

24	.4*	Power of Attorney — John C. Garrett, M.D.

24	.5*	Power of Attorney — Thomas L. Mills

24	.6*	Power of Attorney — Boone Powell, Jr.

24	.7*	Power of Attorney — Paul B. Queally

24	.8*	Power of Attorney — Jerry P. Widman

24	.9*	Power of Attorney — David P. Zarin, M.D.

31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Previously filed.