Form 10-Q
period 2005-03-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2005-04-29
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      At April 25, 2005 there were 28,827,623 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited — in thousands, except per share amounts)

	March 31,	December 31,
	2005	2004

ASSETS
Cash and cash equivalents	$102,439	$93,467
Patient receivables, net of allowance for doubtful accounts of $8,001 and $7,277, respectively	43,318	43,591
Other receivables	12,962	20,293
Inventories of supplies	7,545	7,188
Deferred tax asset, net	8,089	7,393
Prepaids and other current assets	7,872	7,035

Total current assets	182,225	178,967
Property and equipment, net	263,602	265,889
Investments in affiliates	62,215	43,402
Intangible assets, net	406,180	402,355
Other assets	31,675	31,691

Total assets	$945,897	$922,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$16,918	$18,048
Accrued salaries and benefits	22,580	20,582
Due to affiliates	15,213	12,805
Accrued interest	5,309	1,856
Current portion of long-term debt	16,891	15,316
Other accrued expenses	26,066	23,182

Total current liabilities	102,977	91,789
Long-term debt, less current portion	268,106	273,169
Other long-term liabilities	2,320	2,624
Deferred tax liability, net	33,563	31,846

Total liabilities	406,966	399,428
Minority interests	51,382	48,267
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 28,816 and 28,660 shares issued at March 31, 2005 and December 31, 2004, respectively	288	287
Additional paid-in capital	352,587	349,191
Treasury stock, at cost, 28 and 14 shares at March 31, 2005 and December 31, 2004, respectively	(855)	(320)
Deferred compensation	(7,060)	(7,689)
Accumulated other comprehensive income, net of tax	13,111	14,420
Retained earnings	129,478	118,720

Total stockholders’ equity	487,549	474,609

Total liabilities and stockholders’ equity	$945,897	$922,304

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited — in thousands, except per share amounts)

	Three Months Ended
	March 31,

	2005	2004

Revenues:
Net patient service revenue	$106,194	$80,655
Management and administrative services revenue	9,325	9,505
Other revenue	167	212

Total revenues	115,686	90,372
Equity in earnings of unconsolidated affiliates	5,103	5,310
Operating expenses:
Salaries, benefits, and other employee costs	30,174	22,635
Medical services and supplies	19,602	14,434
Other operating expenses	21,388	16,724
General and administrative expenses	7,602	6,795
Provision for doubtful accounts	2,874	2,012
Depreciation and amortization	7,719	6,350

Total operating expenses	89,359	68,950

Operating income	31,430	26,732
Interest income	887	168
Interest expense	(6,887)	(6,408)
Other	242	7

Total other expense, net	(5,758)	(6,233)
Income before minority interests	25,672	20,499
Minority interests in income of consolidated subsidiaries	(8,838)	(7,928)

Income from continuing operations before income taxes	16,834	12,571
Income tax expense	(6,076)	(4,723)

Income from continuing operations	10,758	7,848
Income from discontinued operations, net of tax	—	2,154

Net income	$10,758	$10,002

Net income per share attributable to common stockholders
Basic:
Continuing operations	$0.38	$0.28
Discontinued operations	—	0.08

Total	$0.38	$0.36

Diluted:
Continuing operations	$0.36	$0.27
Discontinued operations	—	0.07

Total	$0.36	$0.34

Weighted average number of common shares
Basic	28,362	27,720
Diluted	29,657	29,178
See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited — in thousands)

	Three Months Ended
	March 31,

	2005	2004

Net income	$10,758	$10,002
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(1,309)	(757)
Net unrealized gains on securities	—	34

Other comprehensive income (loss)	(1,309)	(723)

Comprehensive income	$9,449	$9,279

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited — in thousands)

	Three Months Ended
	March 31,

	2005	2004

Cash flows from operating activities:
Income from continuing operations	$10,758	$7,848
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	2,874	2,012
Depreciation and amortization	7,719	6,350
Amortization of debt issue costs and discount	190	541
Deferred income tax expense	1,122	(101)
Equity in earnings of unconsolidated affiliates	(5,103)	(5,310)
Minority interests in income of consolidated subsidiaries	8,838	7,928
Equity-based compensation	921	730
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(2,472)	(2,152)
Other receivables	6,436	1,873
Inventories of supplies, prepaids and other current assets	17	281
Accounts payable and other current liabilities	9,990	10,763
Long-term liabilities	631	117

Net cash provided by operating activities	41,921	30,880

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(20,967)	(1,266)
Purchases of property and equipment	(5,541)	(5,110)
(Increase) decrease in deposits and notes receivable	(973)	1,771

Net cash used in investing activities	(27,481)	(4,605)

Cash flows from financing activities:
Proceeds from long-term debt	102	15
Payments on long-term debt	(4,185)	(3,309)
Proceeds from issuances of common stock	2,341	1,895
Distributions on investments in affiliates	(3,713)	(1,597)

Net cash used in financing activities	(5,455)	(2,996)

Net cash used in discontinued operations	—	(138)

Effect of exchange rate changes on cash	(13)	(4)

Net increase in cash and cash equivalents	8,972	23,137
Cash and cash equivalents at beginning of period	93,467	28,519

Cash and cash equivalents at end of period	$102,439	$51,656

Supplemental information:
Interest paid	$3,345	$2,038
Income taxes paid	1,101	262
Non-cash transactions:
Assets acquired under capital lease obligations	$386	$177
Issuance of common stock to employees	—	1,846
See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a)	Description of Business
      United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Europe. At March 31, 2005, USPI, headquartered in Dallas, Texas, operated 86 short-stay surgical facilities. Of these 86 facilities, USPI consolidates the results of 42, accounts for 43 under the equity method, and holds no ownership in the remaining facility, which is operated by USPI under a management contract. USPI operates in two countries, with 83 of its 86 facilities located in the United States of America; the remaining three facilities are located in the United Kingdom. Most of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At March 31, 2005, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 48 of the Company’s 83 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.
      Through its majority-owned subsidiary Global Healthcare Partners Limited (Global), incorporated in England, USPI manages and wholly owns three private surgical hospitals in the greater London area.
      During September 2004, the Company completed the sale of its Spanish operations. At the time of the sale, the Company managed and owned a majority interest in eight private surgical hospitals and one ambulatory surgery center in Spain. The results of the Spanish operations for the quarter ended March 31, 2004 have been reclassified to discontinued operations.
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
      As discussed in Note 19 to USPI’s 2004 financial statements on Form 10-K, USPI had planned to adopt a new accounting standard regarding its accounting for some types of equity-based compensation effective July 1, 2005. During April 2005, the Securities and Exchange Commission deferred the implementation date of this accounting standard. As a result, USPI now plans to adopt the new accounting standard effective January 1, 2006. Until that date USPI will continue to follow its historic policy in accounting for its equity-based compensation, as discussed below.
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

	Three Months Ended
	March 31,

	2005	2004

Net income:
As reported	$10,758	$10,002
Add: Total stock-based employee compensation expense included in reported net income, net of taxes	599	474
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,559)	(1,459)

Pro forma	$9,798	$9,017

Basic earnings per share
As reported	$0.38	$0.36
Pro forma	0.35	0.33
Diluted earnings per share
As reported	$0.36	$0.34
Pro forma	0.33	0.31
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

(2)	Acquisitions and Equity Method Investments
      Effective January 1, 2005, the Company acquired a controlling interest in an ambulatory surgery center in Westwood, California in which the Company had previously owned a noncontrolling interest, for $7.4 million in cash.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
      Following are the unaudited pro forma results for the three months ended March 31, 2004 as if this acquisition had occurred on January 1, 2004 (in thousands, except per share amounts):

Three Months Ended
March 31, 2004

Net revenues	$92,929
Income from continuing operations	8,195
Diluted earnings per share from continuing operations	$0.28
      The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the three months ended March 31, 2005, these transactions resulted in a net cash outflow of $13.6 million. The most significant of these transactions were the Company’s acquisition of additional ownership in eight facilities it operates in the Dallas/ Fort Worth market, which, together with the Company selling a portion of a ninth facility in this market, resulted in a net cash outflow of approximately $13.4 million.
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

	Three Months Ended
	March 31,

	2005	2004

Unconsolidated facilities operated at period end	43	32
Income statement information:
Revenues	$97,589	$78,877
Operating income	24,881	27,823
Net income	22,027	25,530

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

(3)	Earnings Per Share
      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding options, warrants and restricted stock, except where such effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2005	2004

Net income attributable to common shareholders:
Continuing operations	$10,758	$7,848
Discontinued operations	—	2,154

Total	$10,758	$10,002

Weighted average common shares outstanding	28,362	27,720
Effect of dilutive securities:
Stock options	1,143	1,328
Warrants and restricted stock	152	130

Shares used for diluted earnings per share	29,657	29,178

Basic earnings per share:
Continuing operations	$0.38	$0.28
Discontinued operations	—	0.08

Total	$0.38	$0.36

Diluted earnings per share:
Continuing operations	$0.36	$0.27
Discontinued operations	—	0.07

Total	$0.36	$0.34

(4)	Segment Disclosures
      Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. USPI’s business is the operation of surgery centers, private surgical hospitals and related businesses in the United States and the United Kingdom. USPI’s chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgical facilities for assessing performance and allocating resources both domestically and abroad. Accordingly, USPI’s reportable segments consist of (1) U.S. based facilities and (2) United Kingdom based facilities. Prior to the Company’s September 2004 sale of its Spanish operations, the Company operated in two segments: the United States and Western Europe. The Western Europe segment consisted of operations in Spain and the United Kingdom. As a result of the sale of its Spanish operations, the Company’s non-U.S. segment now consists solely of its operations in the United Kingdom. Accordingly, all amounts related to the Spanish operations have been removed from all periods presented in the Company’s segment disclosures (amounts in thousands).

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Three Months Ended	United	United
March 31, 2005	States	Kingdom	Total

Net patient service revenue	$83,509	$22,685	$106,194
Other revenue	9,492	—	9,492

Total revenues	$93,001	$22,685	$115,686

Depreciation and amortization	$5,902	$1,817	$7,719
Operating income	27,438	3,992	31,430
Net interest expense	(5,221)	(779)	(6,000)
Income tax expense	(5,368)	(708)	(6,076)
Total assets	746,382	199,515	945,897
Capital expenditures	3,132	2,795	5,927

Three Months Ended	United	United
March 31, 2004	States	Kingdom	Total

Net patient service revenue	$59,569	$21,086	$80,655
Other revenue	9,717	—	9,717

Total revenues	$69,286	$21,086	$90,372

Depreciation and amortization	$4,687	$1,663	$6,350
Operating income	22,791	3,941	26,732
Net interest expense	(5,198)	(1,042)	(6,240)
Income tax expense	(3,915)	(808)	(4,723)
Total assets	491,400	170,595	661,995
Capital expenditures	3,240	2,047	5,287

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of March 31, 2005	Guarantors	Investees	Adjustments	Total

Assets:
Current assets:
Cash and cash equivalents	$91,971	$10,468	$—	$102,439
Patient receivables, net	170	43,148	—	43,318
Other receivables	5,780	14,910	(7,728)	12,962
Inventories of supplies	188	7,357	—	7,545
Other	14,369	1,592	—	15,961

Total current assets	112,478	77,475	(7,728)	182,225
Property and equipment, net	28,999	234,603	—	263,602
Investments in affiliates	116,192	2,709	(56,686)	62,215
Intangible assets, net	312,716	109,500	(16,036)	406,180
Other	95,399	25,980	(89,704)	31,675

Total assets	$665,784	$450,267	$(170,154)	$945,897

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,838	$15,080	$—	$16,918
Accrued expenses and other	59,998	8,561	609	69,168
Current portion of long-term debt	913	17,432	(1,454)	16,891

Total current liabilities	62,749	41,073	(845)	102,977
Long-term debt	151,156	143,326	(26,376)	268,106
Other liabilities	27,121	8,762	—	35,883
Minority interests	—	12,336	39,046	51,382
Stockholders’ equity	424,758	244,770	(181,979)	487,549

Total liabilities and stockholders’ equity	$665,784	$450,267	$(170,154)	$945,897

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of December 31, 2004	Guarantors	Investees	Adjustments	Total

Assets:
Current assets:
Cash and cash equivalents	$83,905	$9,562	$—	$93,467
Patient receivables, net	186	43,405	—	43,591
Other receivables	5,549	22,028	(7,284)	20,293
Inventories of supplies	206	6,982	—	7,188
Other	12,620	1,808	—	14,428

Total current assets	102,466	83,785	(7,284)	178,967
Property and equipment, net	30,104	235,785	—	265,889
Investments in affiliates	107,570	608	(64,776)	43,402
Intangible assets, net	304,764	112,500	(14,909)	402,355
Other	96,321	25,192	(89,822)	31,691

Total assets	$641,225	$457,870	$(176,791)	$922,304

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,741	$16,307	$—	$18,048
Accrued expenses and other	89,148	35,076	(65,799)	58,425
Current portion of long-term debt	1,302	15,409	(1,395)	15,316

Total current liabilities	92,191	66,792	(67,194)	91,789
Long-term debt	153,675	145,264	(25,770)	273,169
Other liabilities	25,081	9,389	—	34,470
Minority interests	—	11,444	36,823	48,267
Stockholders’ equity	370,278	224,981	(120,650)	474,609

Total liabilities and stockholders’ equity	$641,225	$457,870	$(176,791)	$922,304

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Condensed Consolidating Statements of Income:

		Non-Participating	Consolidation	Consolidated
Three Months Ended March 31, 2005	Guarantors	Investees	Adjustments	Total

Revenues	$18,695	$102,889	$(5,898)	$115,686
Equity in earnings of unconsolidated affiliates	5,253	(150)	—	5,103
Operating expenses, excluding depreciation and amortization	15,280	72,336	(5,976)	81,640
Depreciation and amortization	2,467	5,252	—	7,719

Operating income	6,201	25,151	78	31,430
Interest expense, net	(3,189)	(2,811)	—	(6,000)
Other income (expense)	455	(135)	(78)	242

Income before minority interests	3,467	22,205	—	25,672
Minority interests in income of consolidated subsidiaries	—	(3,414)	(5,424)	(8,838)

Income (loss) from continuing operations before income taxes	3,467	18,791	(5,424)	16,834
Income tax expense	(5,070)	(1,006)	—	(6,076)

Net income (loss)	$(1,603)	$17,785	$(5,424)	$10,758

		Non-Participating	Consolidation	Consolidated
Three Months Ended March 31, 2004	Guarantors	Investees	Adjustments	Total

Revenues	$17,459	$77,885	$(4,972)	$90,372
Equity in earnings of unconsolidated affiliates	5,310	—	—	5,310
Operating expenses, excluding depreciation and amortization	14,437	53,093	(4,930)	62,600
Depreciation and amortization	2,697	3,659	(6)	6,350

Operating income	5,635	21,133	(36)	26,732
Interest expense, net	(4,095)	(2,145)	—	(6,240)
Other expense	78	7	(78)	7

Income before minority interests	1,618	18,995	(114)	20,499
Minority interests in income of consolidated subsidiaries	—	(2,840)	(5,088)	(7,928)

Income (loss) from continuing operations before income taxes	1,618	16,155	(5,202)	12,571
Income tax expense	(3,862)	(861)	—	(4,723)

Income (loss) from continuing operations	(2,244)	15,294	(5,202)	7,848
Income from discontinued operations, net of tax	778	1,376	—	2,154

Net income (loss)	$(1,466)	$16,670	$(5,202)	$10,002

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
Three Months Ended March 31, 2005	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Income (loss) from continuing operations	$(1,603)	$17,785	$(5,424)	$10,758
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	34,284	(9,308)	6,187	31,163

Net cash provided by operating activities	32,681	8,477	763	41,921
Cash flows from investing activities:
Purchases of property and equipment, net	(836)	(4,705)	—	(5,541)
Purchases of new businesses and equity interests, net of cash received	(20,967)	—	—	(20,967)
Increase in deposits and notes receivable	(973)	—	—	(973)

Net cash used in investing activities	(22,776)	(4,705)	—	(27,481)
Cash flows from financing activities:
Long-term borrowings, net	(466)	(3,617)	—	(4,083)
Proceeds from issuance of common stock	2,341	—	—	2,341
Distributions on investments in affiliates	(3,713)	763	(763)	(3,713)

Net cash provided by (used in) financing activities	(1,838)	(2,854)	(763)	(5,455)
Effect of exchange rate changes on cash	—	(13)	—	(13)
Net increase in cash	8,067	905	—	8,972
Cash at the beginning of the period	83,904	9,563	—	93,467

Cash at the end of the period	$91,971	$10,468	$—	$102,439

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
Three Months Ended March 31, 2004	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Income (loss) from continuing operations	$(2,244)	$15,294	$(5,202)	$7,848
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	23,625	(7,157)	6,564	23,032

Net cash provided by operating activities	21,381	8,137	1,362	30,880
Cash flows from investing activities:
Purchases of property and equipment, net	(530)	(4,580)	—	(5,110)
Purchases of new businesses and equity interests, net of cash received	(1,264)	(2)	—	(1,266)
Decrease in deposits and notes receivable	1,771	—	—	1,771

Net cash used in investing activities	(23)	(4,582)	—	(4,605)
Cash flows from financing activities:
Long-term borrowings, net	(696)	(2,598)	—	(3,294)
Proceeds from issuance of common stock	1,895	—	—	1,895
Distributions on investments in affiliates	(1,599)	1,364	(1,362)	(1,597)

Net cash used in financing activities	(400)	(1,234)	(1,362)	(2,996)
Net cash used in discontinued operations	—	(138)	—	(138)
Effect of exchange rate changes on cash	—	(4)	—	(4)
Net increase in cash	20,958	2,179	—	23,137
Cash at the beginning of the period	15,147	13,372	—	28,519

Cash at the end of the period	$36,105	$15,551	$—	$51,656

(6)	Related Party Transactions
      As discussed in Note 2, the Company regularly engages in purchases and sales of ownership interests in its facilities. During the first quarter of 2005, the Company sold a portion of one of its facilities in the Dallas / Fort Worth market to a hospital system whose Chief Executive Officer is a member of the Company’s board of directors. This transaction represented a net sale of approximately $0.5 million. The Company believes the sale was on an arms length basis, with the sales price derived using the same methodology as that used in similar transactions with unrelated parties.

(7)	Commitments and Contingencies
      As of March 31, 2005, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $57.7 million. Of the total, $23.9 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and the remaining $33.8 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.1 million related to the

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties.
      As discussed more fully in Note 16 to the Company’s 2004 financial statements on Form 10-K, the Company sold its Spanish operations in September 2004 and indemnified the buyers with respect to taxes and other contingencies of the entities sold. There have been no material changes in those contingencies or in the Company’s assessment of their probability or amount since the Company filed its Form 10-K.
      In addition, from time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings, other than those discussed above, that might have a material adverse impact on the Company.

(8)	Subsequent Events
      The Company has entered into letters of intent with various entities regarding possible joint venture, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation.

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
Overview
      We operate ambulatory surgery centers and private surgical hospitals in the United States and the United Kingdom. As of March 31, 2005, we operated 86 facilities, consisting of 83 in the United States and three in the United Kingdom. During September 2004, we sold our operations in Spain, where we had operated nine short-stay surgical facilities. A majority of our U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At March 31, 2004, we had agreements with not-for-profit healthcare systems providing for the joint ownership of 48 of our 83 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of our U.S. facilities include physician owners.
      Our U.S. facilities, consisting of ambulatory surgery centers and private surgical hospitals (each are generally referred to herein as “short-stay surgical facilities”), specialize in non-emergency surgical cases, the volume of which has steadily increased over the past two decades due in part to advancements in medical technology. These facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. All but three of our facilities are located in the U.S., where we have focused increasingly on adding facilities with not-for-profit healthcare system partners (“hospital partners”). From December 31, 2001 to March 31, 2005, the number of facilities we own jointly with hospital partners more than doubled, increasing from 19 to 48. Of the 18 facilities we are currently developing, 17 include a hospital partner.

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
      Our continued growth and success depends on our ability to continue to grow volumes at our existing facilities, to successfully open new facilities we develop, and to maintain productive relationships with our physician and hospital partners. We believe we will have significant opportunities to operate more facilities with hospital partners in the future in existing and new markets.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions that impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, revenue recognition, income taxes, and intangible assets.
      Our determination of whether to consolidate an entity in which we hold an investment, account for it under the equity method, or carry it at cost has a significant impact on our financial statements because of the typical business model under which we operate, particularly in the United States, where the majority of the facilities we operate are partially owned by not-for-profit hospital systems, physicians, and other parties. These quarterly financial statements have been prepared using the same consolidation policy as that used in the Company’s latest audited financial statements.
      We also consider our accounting policy regarding intangible assets to be a critical accounting policy given the significance of intangible assets as compared to the total assets of the Company. There have been no significant changes in our application of GAAP to intangible assets since the preparation of the Company’s latest audited financial statements.
      Our revenue recognition and accounts receivable policy and our method of accounting for income taxes involve significant judgments and estimates. There have been no significant changes in assumptions, estimates, and judgments in the preparation of these quarterly financial statements from the assumptions, estimates, and judgments used in the preparation of the Company’s latest audited financial statements.
Acquisitions, Equity Investments and Development Projects
      Effective January 1, 2005, we acquired a controlling interest in an ambulatory surgery center in Westwood, California, in which we had previously owned a noncontrolling interest, for $7.4 million in cash.
      We also engage in purchases and sales of noncontrolling interests in facilities we already operate and invest additional cash in surgical facilities under development. These transactions resulted in a net cash outflow of $13.6 million during the three months ended March 31, 2005. The most significant of these transactions were the acquisition of additional ownership in eight facilities we operate in the Dallas/ Fort Worth, Texas market, which, together with our selling a portion of a ninth facility in this market, resulted in a net cash outflow of approximately $13.4 million.

Sources of Revenue
      Revenues primarily include the following:

•	net patient service revenue of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and administrative services revenue, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.
      The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months
	Ended March 31,

	2005	2004

Net patient service revenue	92%	89%
Management and administrative services revenue	8	11

Total revenues	100%	100%

      Net patient service revenue consists of the revenues earned by facilities we consolidate for financial reporting purposes. These revenues increased as a percentage of our total revenues in the three months ended March 31, 2005, as compared to the corresponding prior year period, primarily as a result of our increasing the number of facilities we consolidate for financial reporting purposes by ten from March 31, 2004 to March 31, 2005. While we also added eleven unconsolidated facilities during this time period, the revenues we derive from unconsolidated facilities are limited to fees we earn for managing their operations and thus adding an unconsolidated facility generally increases our revenues by far less than adding a consolidated facility.
      Our management and administrative services revenues are earned from the following types of activities (dollars in thousands):

	Three Months
	Ended March 31,

	2005	2004

Management of surgical facilities	$4,989	$4,701
Consulting and other services provided to physicians and related entities	4,336	4,804

Total management and administrative service revenues	$9,325	$9,505

      The following table summarizes our revenues by operating segment:

	Three Months
	Ended March 31,

	2005	2004

United States	80%	77%
United Kingdom	20	23

Total	100%	100%
      The number of facilities we operate (excluding the discontinued Spanish operations) increased by 21 from March 31, 2004 to March 31, 2005. All of these additional facilities are in the United States. Accordingly, the proportion of our total revenues that is derived from the United States is higher for the three months ended March 31, 2005 than in the corresponding prior year period.

Equity in Earnings of Unconsolidated Affiliates
      The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Three Months Ended
	March 31,

	2005	2004

Total revenues	$97,589	$78,877
Depreciation and amortization	4,437	3,304
Operating income	24,881	27,823
Interest expense, net	2,528	1,966
Net income(1)	22,027	25,530
Long-term debt	100,387	83,625
USPI’s equity in earnings of unconsolidated affiliates	$5,103	$5,310
USPI’s imputed weighted average ownership percentage based on affiliates’ net income(2)	23.2%	20.8%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(3)	27.0%	23.2%
Unconsolidated facilities operated at period end	43	32

(1)	The increase in revenues compared to the prior year was accompanied by a decrease in the aggregate net income of our unconsolidated affiliates, primarily due to our increased development activities. While revenues are ramping up at facilities we added during 2004, some of these facilities, as well as facilities currently under development, are not yet profitable. In addition, a significant number of unconsolidated facilities were adversely impacted by a lapsed managed care contract in a major market.

(2)	Calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This percentage is higher in 2005 due primarily to our January 1, 2005 acquisition of additional ownership in eight facilities we account for under the equity method.

(3)	Calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This percentage is higher in 2005 due primarily to our January 1, 2005 acquisition of additional ownership in eight facilities we account for under the equity method.

Results of Operations
      The following table summarizes certain statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months
	Ended March 31,

	2005	2004

Total revenues	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	4.4	5.9
Operating expenses, excluding depreciation and amortization	(70.6)	(69.3)
Depreciation and amortization	(6.6)	(7.0)

Operating income	27.2	29.6
Minority interests in income of consolidated entities	(7.6)	(8.8)
Interest and other expense, net	(5.0)	(6.9)

Income from continuing operations before income taxes	14.6	13.9
Income tax expense	(5.3)	(5.2)

Income from continuing operations	9.3	8.7
Earnings from discontinued operations	—	2.4

Net income	9.3	11.1

Executive Summary
      We continue to grow our existing facilities, develop new facilities, and add others selectively through acquisition. On an overall basis, we continue to experience increases in the volume of services provided and in the average rates at which our facilities are reimbursed for those services, resulting in revenue growth at the facilities we owned during the first quarter of both 2004 and 2005 (“same store facilities”).
      However, slower revenue growth, driven by reductions in reimbursement levels in some markets, and the performance of two facilities we opened during the second quarter of 2004, have continued to adversely impact our operating margins in 2005, resulting in an overall decline in our operating margins as compared to the three months ended March 31, 2004.
      We continue to pursue the strategy of having a hospital partner, where practical, in addition to physician partners in each local U.S. market, which we believe improves the long-term potential of our surgical facilities. The overall proportion of our facilities that have a hospital partner continues to grow, and all but one of the 18 facilities we are currently developing include a hospital partner.
Revenues
      Increases in the volume of surgical cases in the U.S. and of patient admissions for our hospitals in the United Kingdom continue to drive increases in our revenues, as does an increase in the average rate of reimbursement for the surgeries performed at our U.S. facilities. During the first quarter of 2005, our domestic case volumes and average rate of reimbursement grew at slower rates than we have historically experienced, continuing the trend noted during the second half of 2004. Our case volume was adversely affected by several factors. First, the lapse of a managed care contract in one market during the third quarter of 2004 has resulted in our performing fewer cases at certain surgery centers. Second, both countries in which we operate, but most significantly our U.K. facilities, were affected by the timing of the Easter holiday, which adversely impacts revenues and fell in the first quarter in 2005 versus the second quarter in 2004. Our average rate of reimbursement continues to be adversely impacted by lower rates of reimbursement for workers compensation cases performed at our surgery centers in Texas and by the lapse of the managed care contract described above, both of which began impacting our business during the third quarter of 2004 and thus continue to affect our year-over-year comparisons. The growth of our same store facilities’ revenues is summarized in the following table:

Three Months Ended
March 31, 2005(1)

United States facilities:
Net revenue	7%
Surgical cases	4%
Net revenue per case(2)	3%
United Kingdom facilities:
Net revenue using actual exchange rates	8%
Net revenue using constant exchange rates(3)	5%

(1)	Growth in same store facilities, compared to three months ended March 31, 2004.

(2)	Our overall domestic same store growth in net revenue per case was favorably impacted by the growth at our eight same store surgical hospitals, which on average perform more complex cases than ambulatory surgery centers. Net revenue per case of our same store ambulatory surgery centers decreased by 2% during the three months ended March 31, 2005, as compared to the corresponding prior year period, largely as a result of the workers compensation reimbursement changes and lapsed managed care contract described above.

(3)	Measures current year using prior year exchange rates.
Joint Ventures With Not-For-Profit Hospitals
      The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (“de novos”) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. The following table summarizes our facilities as of March 31, 2005 and 2004, excluding our nine Spanish facilities, which were sold during September 2004:

	March 31,

	2005	2004

United States facilities(1):
With a hospital partner	48	35
Without a hospital partner	35	27

Total U.S. facilities	83	62
United Kingdom facilities	3	3

Total facilities operated	86	65

Change from March 31, 2004:
De novo (newly constructed)	9
Acquisition	13
Disposals(2)	(1)
Total increase in number of facilities	21

(1)	At March 31, 2005, physicians own a portion of all of these facilities.

(2)	We sold our ownership interest in a facility in Cottonwood, Arizona during the first quarter of 2005.

Facility Operating Margins
      As noted above, factors we began to experience during the second and third quarters of 2004 have continued to adversely impact our revenues in some markets in 2005. Revenues were also impacted in 2005 by the timing of the Easter holiday, as noted above. These factors adversely affecting revenues have not had the same impact on our facility and personnel expenses, and accordingly we have experienced a decrease in our same store operating margins in 2005 as compared to the first quarter of 2004. In addition, our year-over-year operating margin comparisons continue to be adversely impacted by the ramp-up of the two surgical hospitals we opened during the second quarter of 2004. Almost all of the facilities impacted by these factors have a hospital partner, which caused our same store operating margins to decrease by more for this group than for our other facilities. While some of the factors involved, such as the ramp-up of the two surgical hospitals and the timing of the Easter holiday, are not expected to be permanently significant factors, it is not known to what extent we will continue to experience downward pressure on reimbursement. Reductions in reimbursement due to factors such as the workers compensation rate decreases in Texas and the lapse of the managed care contract discussed above could occur elsewhere in the future. The following table summarizes our same store operating margins (see footnote 1 below), comparing the three months ended March 31, 2005 to the three months ended March 31, 2004:

	Three Months
	Ended	Increase
	March 31, 2005	(Decrease)

United States facilities:
With a hospital partner	30.1%	(610	)bps
Without a hospital partner	27.4	(150)
Total U.S. facilities	29.2	(450)
United Kingdom facilities	25.4%	(170	)bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.
Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
      Revenues increased by $25.3 million, or 28.0%, to $115.7 million for the three months ended March 31, 2005 from $90.4 million for the three months ended March 31, 2004. This increase consisted primarily of revenues of newly constructed or acquired facilities and additionally through growth of our same store facilities and a small amount of exchange rate fluctuation. The addition of 21 facilities from March 31, 2004 to March 31, 2005 caused an increase of approximately $19 million of revenues. Revenue from same store facilities drove most of the remaining $6 million of revenue growth, consisting primarily of U.S. facilities, which performed approximately 4% more surgical cases and received an average of approximately 3% more per case during the three months ended March 31, 2005 than in the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2004 exchange rates for both periods, were $1.0 million higher during the three months ended March 31, 2005 than in the corresponding prior year period. The growth in U.K. revenues would have been greater had revenues for the first quarter of 2005 not been adversely impacted by the Easter holiday, which occurred during the second quarter of 2004. The U.S. dollar being weaker relative to the British pound in 2005 than in the corresponding prior year period resulted in a $0.6 million increase in revenues.
      Equity in earnings of unconsolidated affiliates decreased by $0.2 million, or 3.9% to $5.1 million for the three months ended March 31, 2005 from $5.3 million for the three months ended March 31, 2004. While the revenues of our unconsolidated affiliates continue to grow, some facilities added during 2004 are not yet profitable, and a significant number of unconsolidated facilities continue to be adversely impacted by the third quarter 2004 lapse of a managed care contract in a major market.

      Operating expenses, excluding depreciation and amortization, increased by $19.0 million, or 30.4%, to $81.6 million for the three months ended March 31, 2005 from $62.6 million for the three months ended March 31,2004. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased to 70.6% for the three months ended March 31, 2005 from 69.3% for the three months ended March 31, 2004. This increase as a percentage of revenues is partially attributable to lower than average margins earned at two surgical hospitals we opened during the second quarter of 2004. Our new and newly expanded facilities hire staff and become fully equipped for a relatively high number of surgical cases in their initial months of operations, but the case volumes are not high enough initially to result in operating margins that are as favorable as those generated by our more mature facilities. In addition, we experienced slower revenue growth than in prior periods due to decreases in rates of reimbursement for workers compensation cases in Texas and due to the lapse of a managed care contract in a major market.
      Operating income increased $4.7 million, or 17.6%, to $31.4 million for the three months ended March 31, 2005 from $26.7 million for the three months ended March 31, 2004. Operating income, as a percentage of revenues, decreased to 27.2% for the three months ended March 31, 2005 from 29.6% for the three months ended March 31, 2004, primarily as a result of the lower margins generated at our recently opened facilities and the slower growth of revenues discussed above.
      Depreciation and amortization increased $1.4 million, or 21.6%, to $7.7 million for the three months ended March 31, 2005 from $6.4 million for the three months ended March 31, 2004, primarily as a result of additional depreciation on tangible assets added through acquisitions and expansions of our facilities. Depreciation and amortization, as a percentage of revenues, decreased to 6.7% for the three months ended March 31, 2005 from 7.0% for the three months ended March 31, 2004 due to our increased revenue.
      Interest expense, net of interest income, decreased 3.8% to $6.0 million for the three months ended March 31, 2005 from $6.2 million for the three months ended March 31, 2004 primarily as a result of additional interest income earned on our increased cash balance, which resulted from the sale of our Spanish operations during 2004, more than offsetting our borrowing a portion of the costs of developing and expanding facilities.
      Net income from continuing operations was $10.8 million for the three months ended March 31, 2005 compared to $7.8 million for the three months ended March 31, 2004. This $3.0 million improvement primarily results from the increased revenues discussed above.
      Effective September 9, 2004 we sold our Spanish operations. As a result, our 2004 income statement reflects the historical results of our Spanish operations in discontinued operations.
Liquidity and Capital Resources
      During the three months ended March 31, 2005, the Company generated $41.9 million of cash flows from operating activities as compared to $30.9 million during the three months ended March 31, 2004. Cash flows from operating activities increased $11.0 million, or 36%, from the prior year period, primarily as a result of the increase in income from continuing operations and a decrease in other receivables.
      During the three months ended March 31, 2005, the Company’s net cash used in investing activities was $27.5 million, consisting primarily of $13.4 million for the acquisition of additional ownership of eight facilities in the Dallas/ Fort Worth market, $7.4 million to acquire a majority interest in a surgery center in California, and $5.5 million used for purchases of property and equipment. Approximately $1.3 million of the property and equipment purchases related to ongoing development projects, and the remaining $4.2 million represents purchases of equipment at existing facilities. Net cash used in financing activities for the three months ended March 31, 2005 totaled $5.5 million, which was funded with cash flows from operating activities. Cash and cash equivalents were $102.4 million at March 31, 2005 as compared to $93.5 million at December 31, 2004, and net working capital was $79.2 million at March 31, 2005 as compared to $87.2 million at December 31, 2004.
      Our credit agreement in the United Kingdom provides for total borrowings of £52.5 million (approximately $99.2 million as of March 31, 2005) under four separate facilities. At March 31, 2005, total outstanding borrowings under this credit agreement were approximately $63.8 million which represents total borrowings net of scheduled repayments of $21.5 million that have been made under the agreement, and approximately $13.9 million was available for borrowing, primarily for capital projects specified in the agreement. Borrowings under the United Kingdom credit facility bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. We pledged the capital stock of our U.K. subsidiaries to secure borrowings under the United Kingdom credit facility. We were in compliance with all covenants under our U.K. credit agreement as of March 31, 2005.
      In addition, the indenture governing our Senior Subordinated Notes contains various restrictive covenants, including covenants that limit our ability and the ability of certain of our subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock. We were in compliance with all covenants related to our Senior Subordinated Notes as of March 31, 2005.
      Our contractual cash obligations as of March 31, 2005 may be summarized as follows:

	Payments Due by Period

		Within 1	Years	Years	Beyond
Contractual Cash Obligations	Total	Year	2 and 3	4 and 5	5 Years

	(In thousands)
Long term debt obligations (principal plus interest)(1):
Senior Subordinated Notes	$255,000	$15,000	$30,000	$30,000	$180,000
U.K. credit facility	79,173	10,251	22,535	21,781	24,606
Other debt at operating subsidiaries	23,880	5,111	10,009	6,190	2,570
Capitalized lease obligations	104,144	11,425	15,551	11,435	65,733
Operating lease obligations	57,860	9,606	17,197	13,375	17,682

Total contractual cash obligations	$520,057	$51,393	$95,292	$82,781	$290,591

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the March 31, 2005 rates applicable to each debt instrument.
      Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $72.1 million at March 31, 2005, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 53.2% at March 31, 2005. Additionally, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements. At March 31, 2005, the total obligations of these unconsolidated affiliates under debt and capital lease obligations was approximately $100.4 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt and capitalized lease obligations, of these unconsolidated affiliates was 27.0% at March 31, 2005. USPI or one of its wholly owned subsidiaries had collectively guaranteed $33.8 million in total debt and lease obligations of our unconsolidated affiliates as of March 31, 2005.
      In addition, it is possible that we will have to pay the buyers of our Spanish operations up to approximately €1 million ($1.3 million at March 31, 2005) related to a Spanish tax contingency for which we indemnified the buyers, although we do not presently believe the likelihood of our making any such payment is probable, as discussed more fully in Note 16 to our 2004 year-end financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
      We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime, LIBOR or Euribor. At March 31, 2005, $149.1 million of our total outstanding notes payable was the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $12.8 million was in other fixed rate instruments and the remaining $70.6 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of $0.7 million. The Senior Subordinated Notes, which represent 92% of our total fixed rate debt at March 31, 2005, are considered to have a fair value, based upon recent trading, of $166.1 million, which is approximately $17.0 million higher than the carrying value at March 31, 2005.
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
      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form  10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
      Reports on Form 8-K:

The Company filed a report on Form 8-K dated January 6, 2005, pursuant to Item 1.01 of Form 8-K, announcing the adoption of a deferred compensation plan.

The Company furnished a report on Form 8-K dated January 7, 2005, pursuant to Item 7.01 of Form 8-K, containing a copy of materials dated January 2005 and prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

The Company furnished a report on Form 8-K dated February 15, 2005, pursuant to Item 7.01 of Form 8-K, containing a copy of materials dated January 2005 and prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

The Company filed a report on Form 8-K dated February 21, 2005, pursuant to Item 2.01 of Form 8-K, containing a news release announcing the Company’s results of operations for the quarter and year ended December 31, 2004.

The Company furnished a report on Form 8-K dated March 15, 2005, pursuant to Item 7.01 of Form 8-K, containing a copy of materials dated March 2005 and prepared with respect to presentations to investors and others that may be made by senior officers of the Company

SIGNATURES
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
Date: April 29, 2005

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