Form 10-Q
period 2005-06-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2005-07-29
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
      At July 27, 2005 there were 44,021,084 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Note:	Items 2, 3, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2005	December 31, 2004

	(Unaudited)
	(In thousands, except
	per share amounts)
ASSETS
Cash and cash equivalents	$86,428	$93,467
Patient receivables, net of allowance for doubtful accounts of $8,120 and $7,277, respectively	47,710	43,591
Other receivables	9,133	20,293
Inventories of supplies	7,868	7,188
Deferred tax asset, net	9,337	7,393
Prepaids and other current assets	8,640	7,035

Total current assets	169,116	178,967
Property and equipment, net	259,162	265,889
Investments in affiliates	90,014	43,402
Intangible assets, net	420,331	402,355
Other assets	30,909	31,691

Total assets	$969,532	$922,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$18,008	$18,048
Accrued salaries and benefits	22,403	20,582
Due to affiliates	17,528	12,805
Accrued interest	1,606	1,856
Current portion of long-term debt	17,740	15,316
Other accrued expenses	26,626	23,182

Total current liabilities	103,911	91,789
Long-term debt, less current portion	266,711	273,169
Other long-term liabilities	3,049	2,624
Deferred tax liability, net	34,242	31,846

Total liabilities	407,913	399,428
Minority interests	59,819	48,267
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 44,030 and 42,990 shares issued at June 30, 2005 and December 31, 2004, respectively	440	430
Additional paid-in capital	368,923	349,048
Treasury stock, at cost, 43 and 21 shares at June 30, 2005 and December 31, 2004, respectively	(890)	(320)
Deferred compensation	(16,822)	(7,689)
Accumulated other comprehensive income, net of tax	8,290	14,420
Retained earnings	141,859	118,720

Total stockholders’ equity	501,800	474,609

Total liabilities and stockholders’ equity	$969,532	$922,304

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited — in thousands, except
	per share amounts)
Revenues:
Net patient service revenue	$114,516	$84,100	$220,709	$164,755
Management and administrative services revenue	9,544	9,703	18,869	19,207
Other revenue	287	163	455	376

Total revenues	124,347	93,966	240,033	184,338
Equity in earnings of unconsolidated affiliates	6,371	5,149	11,474	10,459
Operating expenses:
Salaries, benefits, and other employee costs	31,263	24,035	61,436	46,670
Medical services and supplies	22,168	15,297	41,770	29,731
Other operating expenses	22,276	17,460	43,665	34,184
General and administrative expenses	8,160	7,154	15,762	13,949
Provision for doubtful accounts	2,223	1,587	5,097	3,599
Depreciation and amortization	7,678	6,548	15,397	12,898

Total operating expenses	93,768	72,081	183,127	141,031

Operating income	36,950	27,034	68,380	53,766
Interest income	905	217	1,791	385
Interest expense	(6,913)	(6,834)	(13,799)	(13,242)
Other	11	23	253	30

Total other expense, net	(5,997)	(6,594)	(11,755)	(12,827)
Income before minority interests	30,953	20,440	56,625	40,939
Minority interests in income of consolidated subsidiaries	(11,401)	(7,134)	(20,238)	(15,062)

Income from continuing operations before income taxes	19,552	13,306	36,387	25,877
Income tax expense	(7,171)	(4,732)	(13,248)	(9,455)

Income from continuing operations	12,381	8,574	23,139	16,422
Income from discontinued operations, net of tax	—	1,937	—	4,092

Net income	$12,381	$10,511	$23,139	$20,514

Net income per share attributable to common stockholders Basic:
Continuing operations	$0.29	$0.21	$0.54	$0.39
Discontinued operations	—	0.04	—	0.10

Total	$0.29	$0.25	$0.54	$0.49

Diluted:
Continuing operations	$0.28	$0.20	$0.52	$0.37
Discontinued operations	—	0.04	—	0.10

Total	$0.28	$0.24	$0.52	$0.47

Weighted average number of common shares
Basic	42,839	41,798	42,691	41,689
Diluted	44,847	43,870	44,681	43,821
See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited — in thousands)
Net income	$12,381	$10,511	$23,139	$20,514
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(4,821)	(2,419)	(6,130)	(3,175)
Net unrealized gains on securities	—	10	—	43

Other comprehensive loss	(4,821)	(2,409)	(6,130)	(3,132)

Comprehensive income	$7,560	$8,102	$17,009	$17,382

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,

	2005	2004

	(Unaudited — in
	thousands)
Cash flows from operating activities:
Income from continuing operations	$23,139	$16,422
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	5,097	3,599
Depreciation and amortization	15,397	12,898
Amortization of debt issue costs and discount	379	1,079
Deferred income tax expense	1,057	423
Equity in earnings of unconsolidated affiliates	(11,474)	(10,459)
Minority interests in income of consolidated subsidiaries	20,238	15,062
Equity-based compensation	2,229	1,692
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(8,117)	(4,301)
Other receivables	11,132	(2,340)
Inventories of supplies, prepaids and other current assets	(780)	(621)
Accounts payable and other current liabilities	7,266	6,393
Long-term liabilities	2,777	(80)

Net cash provided by operating activities	68,340	39,767

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(58,906)	(7,979)
Purchases of property and equipment	(13,088)	(12,963)
Increase in deposits and notes receivable	(1,678)	(2,274)

Net cash by used in investing activities	(73,672)	(23,216)

Cash flows from financing activities:
Proceeds from long-term debt	4,923	5,346
Payments on long-term debt	(8,326)	(7,643)
Proceeds from issuances of common stock	6,896	5,256
Distributions on minority interests and other affiliate balances	(5,122)	(4,972)

Net cash used in financing activities	(1,629)	(2,013)

Net cash provided by discontinued operations	—	128

Effect of exchange rate changes on cash	(78)	(23)

Net increase (decrease) in cash and cash equivalents	(7,039)	14,643
Cash and cash equivalents at beginning of period	93,467	28,519

Cash and cash equivalents at end of period	$86,428	$43,162

Supplemental information:
Interest paid	$13,850	$11,799
Income taxes paid	9,369	6,463
Non-cash transactions:
Assets acquired under capital lease obligations	$1,253	$19,601
Issuance of common stock to employees	10,609	2,832
Repurchases of common stock using noncash assets	—	207
See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a)	Description of Business
      United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Europe. At June 30, 2005, USPI, headquartered in Dallas, Texas, operated 93 short-stay surgical facilities. Of these 93 facilities, USPI consolidates the results of 43 and accounts for 50 under the equity method. USPI operates in two countries, with 90 of its 93 facilities located in the United States of America; the remaining three facilities are located in the United Kingdom. All of the Company’s U.S. facilities include local physician owners, and a majority are also jointly owned with a not-for-profit healthcare system that has other healthcare businesses in the region. At June 30, 2005, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 59 of the Company’s 90 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future.
      Through its majority-owned subsidiary Global Healthcare Partners Limited (Global), incorporated in England, USPI manages and wholly owns three private surgical hospitals in the greater London area.
      During September 2004, the Company completed the sale of its Spanish operations. At the time of the sale, the Company managed and owned a majority interest in eight private surgical hospitals and one ambulatory surgery center in Spain. The results of the Spanish operations for the quarter and six months ended June 30, 2004 have been reclassified as discontinued operations in the accompanying consolidated financial statements.
      USPI is subject to changes in government legislation that could impact Medicare, Medicaid, and foreign government reimbursement levels and is also subject to increased levels of managed care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.
      USPI maintains its books and records on the accrual basis of accounting, and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s December 31, 2004 Form 10-K. It is management’s opinion that the accompanying consolidated financial statements reflect all adjustments (which are normal recurring adjustments) necessary for a fair presentation of the results for the interim period and the comparable period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

(b)	Stock Split
      On June 16, 2005, the Company announced that its board of directors had approved a three-for-two split of the Company’s common stock. The stock split was effected in the form of a stock dividend of 0.5 additional shares for each share owned by stockholders of record on June 30, 2005 and each share held in treasury as of the record date. The additional shares were distributed to the stockholders on July 15, 2005. Share amounts and earnings per share amounts have been restated for all periods presented in the accompanying consolidated financial statements and related footnotes.

(c)	Equity-Based Compensation
      As discussed in Note 19 to USPI’s 2004 consolidated financial statements on Form 10-K, USPI had planned to adopt a new accounting standard regarding its accounting for some types of equity-based compensation effective July 1, 2005. During April 2005, the Securities and Exchange Commission deferred

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
the implementation date of this accounting standard. As a result, USPI now plans to adopt the new accounting standard effective January 1, 2006. Until that date, USPI will continue to follow its historic policy in accounting for its equity-based compensation, as discussed below.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income:
As reported	$12,381	$10,511	$23,139	$20,514
Add: Total stock-based employee compensation expense included in reported net income, net of taxes	850	626	1,449	1,100
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(2,022)	(1,649)	(3,581)	(3,108)

Pro forma	$11,209	$9,488	$21,007	$18,506

Basic earnings per share
As reported	$0.29	$0.25	$0.54	$0.49
Pro forma	0.26	0.23	0.49	0.44
Diluted earnings per share
As reported	$0.28	$0.24	$0.52	$0.47
Pro forma	0.25	0.22	0.47	0.42
      The fair values in the table above were estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: risk-free interest rates ranging from 2.1% to 6.3%, expected dividend yield of zero, expected volatility of the market price of the Company’s common stock ranging from 30% to 40%, and expected lives of six months for shares issued under the employee stock purchase plan and ranging from three to five years for stock options.
      Total stock-based employee compensation expense included in net income, as reported, primarily consists of expense under the Company’s Deferred Compensation Plan, grants of restricted stock to employees, and, in 2004, continued amortization of expense related to a December 2000 grant of stock options at a price lower than the current market price at the date of grant. During the first six months of 2005, the Company granted 330,750 restricted shares with a weighted average grant date fair value of $32.08 per share. The compensation amounts related to these and all prior grants are being amortized into expense over the estimated service periods.

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
      Effective May 1, 2005, the Company acquired a controlling interest in an ambulatory surgery center in San Antonio, Texas, for $10.9 million in cash.
      Following are the unaudited pro forma results for the three months and six months ended June 30, 2005 and 2004 as if the acquisitions discussed above had occurred on January 1 of each year (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net revenues	$124,818	$97,865	$241,775	$192,095
Income from continuing operations	12,484	9,155	23,510	17,641
Diluted earnings per share from continuing operations	$0.28	$0.21	$0.53	$0.40
      The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the six months ended June 30, 2005, these transactions resulted in a net cash outflow of $40.6 million, of which

•	$35.7 million was paid to acquire additional ownership in nine facilities the Company operates in the Dallas/ Fort Worth market, netted down by the sale of a portion of a tenth facility in this same market,

•	$5.2 million was paid for noncontrolling interests in two surgery centers near Kansas City, Missouri,

•	$4.7 million was paid for a noncontrolling interest in a surgery center in the Sacramento, California area,

•	$8.0 million was received from two not-for-profit healthcare systems for noncontrolling interests in facilities already operated by the Company. Included in these transactions is a call option allowing one of the healthcare systems to acquire additional ownership interests in four facilities in 2006 for approximately $10.2 million in cash. The Company has a put option with the same terms. Consistent with the Company’s policy regarding sales of noncontrolling interests, no gain or loss was recognized on these transactions.

•	$3.0 million was comprised of other net purchases of equity interests.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Unconsolidated facilities operated at period end	50	33	50	33
Income statement information
Revenues	$111,686	$82,154	$209,275	$161,031
Operating income	31,041	27,524	55,922	55,557
Net income	28,146	25,162	50,173	50,902

(3)	Earnings Per Share
      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding options, warrants and restricted stock, except where such effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income attributable to common shareholders:
Continuing operations	$12,381	$8,574	$23,139	$16,422
Discontinued operations	—	1,937	—	4,092

Total	$12,381	$10,511	$23,139	$20,514

Weighted average common shares outstanding	42,839	41,798	42,691	41,689
Effect of dilutive securities:
Stock options	1,754	1,905	1,749	1,950
Warrants and restricted stock	254	167	241	182

Shares used for diluted earnings per share	44,847	43,870	44,681	43,821

Basic earnings per share:
Continuing operations	$0.29	$0.21	$0.54	$0.39
Discontinued operations	—	0.04	—	0.10

Total	$0.29	$0.25	$0.54	$0.49

Diluted earnings per share:
Continuing operations	$0.28	$0.20	$0.52	$0.37
Discontinued operations	—	0.04	—	$0.10

Total	$0.28	$0.24	$0.52	$0.47

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(4)	Segment Disclosures
      Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. USPI’s business is the operation of surgery centers, private surgical hospitals and related businesses in the United States and the United Kingdom. USPI’s chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgical facilities for assessing performance and allocating resources both domestically and abroad. Accordingly, USPI’s reportable segments consist of (1) U.S. based facilities and (2) United Kingdom based facilities. Prior to the Company’s September 2004 sale of its Spanish operations, the Company operated in two segments: the United States and Western Europe. The Western Europe segment consisted of operations in Spain and the United Kingdom. As a result of the sale of its Spanish operations, the Company’s non-U.S. segment now consists solely of its operations in the United Kingdom. Accordingly, all amounts related to the Spanish operations have been removed from the 2004 periods presented in the Company’s segment disclosures (amounts in thousands).

	United	United
Three Months Ended June 30, 2005	States	Kingdom	Total

Net patient service revenue	$90,836	$23,680	$114,516
Other revenue	9,831	—	9,831

Total revenues	$100,667	$23,680	$124,347

Depreciation and amortization	$5,822	$1,856	$7,678
Operating income	32,618	4,332	36,950
Net interest expense	(5,252)	(756)	(6,008)
Income tax expense	(6,280)	(891)	(7,171)
Total assets	773,532	196,000	969,532
Capital expenditures	3,133	5,280	8,413

	United	United
Three Months Ended June 30, 2004	States	Kingdom	Total

Net patient service revenue	$63,554	$20,546	$84,100
Other revenue	9,866	—	9,866

Total revenues	$73,420	$20,546	$93,966

Depreciation and amortization	$4,916	$1,632	$6,548
Operating income	23,648	3,386	27,034
Net interest expense	(5,561)	(1,056)	(6,617)
Income tax expense	(4,344)	(388)	(4,732)
Total assets	518,701	171,601	690,302
Capital expenditures	23,810	3,468	27,278

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	United	United
Six Months Ended June 30, 2005	States	Kingdom	Total

Net patient service revenue	$174,344	$46,365	$220,709
Other revenue	19,324	—	19,324

Total revenues	$193,668	$46,365	$240,033

Depreciation and amortization	$11,724	$3,673	$15,397
Operating income	60,055	8,325	68,380
Net interest expense	(10,474)	(1,534)	(12,008)
Income tax expense	(11,649)	(1,599)	(13,248)
Total assets	773,532	196,000	969,532
Capital expenditures	6,266	8,075	14,341

	United	United
Six Months Ended June 30, 2004	States	Kingdom	Total

Net patient service revenue	$123,123	$41,632	$164,755
Other revenue	19,583	—	19,583

Total revenues	$142,706	$41,632	$184,338

Depreciation and amortization	$9,603	$3,295	$12,898
Operating income	46,439	7,327	53,766
Net interest expense	(10,759)	(2,098)	(12,857)
Income tax expense	(8,258)	(1,197)	(9,455)
Total assets	518,701	171,601	690,302
Capital expenditures	27,050	5,514	32,564

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Balance Sheets:

		Non-
		Participating	Consolidation	Consolidated
As of June 30, 2005	Guarantors	Investees	Adjustments	Total

Assets:
Current assets:
Cash and cash equivalents	$75,491	$10,937	$—	$86,428
Patient receivables, net	114	47,596	—	47,710
Other receivables	—	17,878	(8,745)	9,133
Inventories of supplies	201	7,667	—	7,868
Other	15,312	2,665	—	17,977

Total current assets	91,118	86,743	(8,745)	169,116
Property and equipment, net	27,636	231,526	—	259,162
Investments in affiliates	118,430	15,940	(44,356)	90,014
Intangible assets, net	328,289	108,078	(16,036)	420,331
Other	93,716	26,119	(88,926)	30,909

Total assets	$659,189	$468,406	$(158,063)	$969,532

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,873	$15,135	$—	$18,008
Accrued expenses and other	47,317	20,098	748	68,163
Current portion of long-term debt	875	18,879	(2,014)	17,740

Total current liabilities	51,065	54,113	(1,267)	103,911
Long-term debt, less current portion	151,581	141,323	(26,193)	266,711
Other long-term liabilities	28,981	8,310	—	37,291
Minority interests	—	13,493	46,326	59,819
Stockholders’ equity	427,562	251,167	(176,929)	501,800

Total liabilities and stockholders’ equity	$659,189	$468,406	$(158,063)	$969,532

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

		Non-
		Participating	Consolidation	Consolidated
As of December 31, 2004	Guarantors	Investees	Adjustments	Total

Assets:
Current assets:
Cash and cash equivalents	$83,905	$9,562	$—	$93,467
Patient receivables, net	186	43,405	—	43,591
Other receivables	5,549	22,028	(7,284)	20,293
Inventories of supplies	206	6,982	—	7,188
Other	12,620	1,808	—	14,428

Total current assets	102,466	83,785	(7,284)	178,967
Property and equipment, net	30,104	235,785	—	265,889
Investments in affiliates	107,570	608	(64,776)	43,402
Intangible assets, net	304,764	112,500	(14,909)	402,355
Other	96,321	25,192	(89,822)	31,691

Total assets	$641,225	$457,870	$(176,791)	$922,304

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,741	$16,307	$—	$18,048
Accrued expenses	89,148	35,076	(65,799)	58,425
Current portion of long-term debt	1,302	15,409	(1,395)	15,316

Total current liabilities	92,191	66,792	(67,194)	91,789
Long-term debt, less current portion	153,675	145,264	(25,770)	273,169
Other long-term liabilities	25,081	9,389	—	34,470
Minority interests	—	11,444	36,823	48,267
Stockholders’ equity	370,278	224,981	(120,650)	474,609

Total liabilities and stockholders’ equity	$641,225	$457,870	$(176,791)	$922,304

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statements of Income:

		Non-
		Participating	Consolidation	Consolidated
Six Months Ended June 30, 2005	Guarantors	Investees	Adjustments	Total

Revenues	$38,172	$213,774	$(11,913)	$240,033
Equity in earnings of unconsolidated affiliates	11,532	172	(230)	11,474
Operating expenses, excluding depreciation and amortization	31,594	148,205	(12,069)	167,730
Depreciation and amortization	4,893	10,504	—	15,397

Operating income	13,217	55,237	(74)	68,380
Interest expense, net	(6,352)	(5,656)	—	(12,008)
Other income (expense)	(737)	1,146	(156)	253

Income (loss) before minority interests	6,128	50,727	(230)	56,625
Minority interests in income of consolidated subsidiaries	—	(7,953)	(12,285)	(20,238)

Income (loss) from continuing operations before income taxes	6,128	42,774	(12,515)	36,387
Income tax expense	(11,269)	(1,979)	—	(13,248)

Net income (loss)	$(5,141)	$40,795	$(12,515)	$23,139

		Non-
		Participating	Consolidation	Consolidated
Six Months Ended June 30, 2004	Guarantors	Investees	Adjustments	Total

Revenues	$36,299	$157,370	$(9,331)	$184,338
Equity in earnings of unconsolidated affiliates	10,002	457	—	10,459
Operating expenses, excluding depreciation and amortization	28,398	109,134	(9,399)	128,133
Depreciation and amortization	5,331	7,567	—	12,898

Operating income	12,572	41,126	68	53,766
Interest expense, net	(8,148)	(4,709)	—	(12,857)
Other income (expense)	174	11	(155)	30

Income before minority interests	4,598	36,428	(87)	40,939
Minority interests in income of consolidated subsidiaries	—	(6,601)	(8,461)	(15,062)

Income (loss) from continuing operations before income taxes	4,598	29,827	(8,548)	25,877
Income tax expense	(8,149)	(1,306)	—	(9,455)

Income (loss) from continuing operations	(3,551)	28,521	(8,548)	16,422
Earnings from discontinued operations, net of tax	1,557	2,535	—	4,092

Net income (loss)	$(1,994)	$31,056	$(8,548)	$20,514

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Condensed Consolidating Statements of Cash Flows:

		Non-
		Participating	Consolidation	Consolidated
Six Months Ended June 30, 2005	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$(5,141)	$40,795	$(12,515)	$23,139
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	59,427	(27,265)	13,039	45,201

Net cash provided by operating activities	54,286	13,530	524	68,340
Cash flows from investing activities:
Purchases of property and equipment, net	(1,369)	(11,719)	—	(13,088)
Purchases of new businesses	(58,906)	—	—	(58,906)
Other items	(3,178)	1,500	—	(1,678)

Net cash used in investing activities	(63,453)	(10,219)	—	(73,672)
Cash flows from financing activities:
Long-term borrowings, net	(1,021)	(2,382)	—	(3,403)
Proceeds from issuance of common stock	6,896	—	—	6,896
Other items	(5,122)	524	(524)	(5,122)

Net cash provided by (used in) financing activities	753	(1,858)	(524)	(1,629)
Effect of exchange rate changes on cash	—	(78)	—	(78)
Net increase (decrease) in cash	(8,414)	1,375	—	(7,039)
Cash at the beginning of the period	83,905	9,562	—	93,467

Cash at the end of the period	$75,491	$10,937	$—	$86,428

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

		Non-
		Participating	Consolidation	Consolidated
Six Months Ended June 30, 2004	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Income (loss) from continuing operations	$(3,551)	$28,521	$(8,548)	$16,422
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	33,985	(21,735)	11,095	23,345

Net cash provided by operating activities	30,434	6,786	2,547	39,767
Cash flows from investing activities:
Purchases of property and equipment, net	(2,549)	(10,414)	—	(12,963)
Purchases of new businesses	(7,946)	(33)	—	(7,979)
Other items	(2,274)	—	—	(2,274)

Net cash used in investing activities	(12,769)	(10,447)	—	(23,216)
Cash flows from financing activities:
Long-term borrowings, net	(5,864)	3,567	—	(2,297)
Proceeds from issuance of common stock	5,256	—	—	5,256
Other items	(4,972)	2,547	(2,547)	(4,972)

Net cash provided by (used in) financing activities	(5,580)	6,114	(2,547)	(2,013)
Net cash provided by discontinued operations	—	128	—	128
Effect of exchange rate changes on cash	—	(23)	—	(23)
Net increase in cash	12,085	2,558	—	14,643
Cash at the beginning of the period	15,147	13,372	—	28,519

Cash at the end of the period	$27,232	$15,930	$—	$43,162

(6)	Related Party Transactions
      As discussed in Note 2, the Company regularly engages in purchases and sales of ownership interests in its facilities. During the first quarter of 2005, the Company sold an equity interest in one of its facilities in the Dallas/ Fort Worth market to the Baylor Health Care System (“Baylor”) whose Chief Executive Officer, Joel T. Allison, is a member of the Company’s board of directors. This transaction represented a net sale of approximately $0.5 million. The Company believes the sale was on an arms length basis, with the sales price derived using the same methodology as that used in similar transactions with unrelated parties. No gain or loss was recognized.
      During the second quarter of 2005, the Company acquired an ownership interest in another facility that is jointly operated with Baylor. Competitive and other market factors caused the Company to pay a higher value per unit of ownership than did Baylor in a concurrent transaction. Both values were within a normal range of values established by independent valuation firms, and the Company believes that the transactions, which aggregated to $34 million, were negotiated on an arms length basis among all parties involved. USPI and Baylor subsequently contributed a portion of the acquired interests to a joint venture they jointly operate.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(7)	Commitments and Contingencies
      As of June 30, 2005, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $66.4 million. Of the total, $36.9 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and the remaining $29.5 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.1 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties. The Company has recourse with one of its joint venture partners to recover $7.2 million related to one of the Company’s guarantees should the Company be required to perform under the guarantee.
      As discussed more fully in Note 16 to the Company’s 2004 financial statements on Form 10-K, the Company sold its Spanish operations in September 2004 and indemnified the buyers with respect to taxes and other contingencies of the entities sold. With respect to the specific tax matter described in the Company’s Form 10-K, there has been no material change in the Company’s assessment of the probability or amount since the Company filed its Form 10-K. In addition, during 2005 another of the Spanish companies formerly owned by the Company was informed of a potential tax liability by Spanish tax authorities. As with the tax contingency which arose during 2004, the Company’s legal advisors believe that the Company, which has indemnified the current owners for such contingencies, has a strong case for not paying any tax related to either matter but that such a payment, up to an aggregate maximum total of approximately €2 million (equal to $2.4 million at June 30, 2005) for the two matters, is nevertheless reasonably possible. Accordingly, the Company has not accrued any liability related to either matter but is disclosing their nature and existence. If future circumstances indicate that such a payment is probable, the Company will accrue such an amount, which would be reflected in discontinued operations.
      In addition, from time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings, other than the tax matters discussed above, that might have a material adverse impact on the Company.

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
Forward-Looking Statements
      Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans,” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into renew, or retain managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States and the United Kingdom; liability and other claims asserted against us; the highly competitive nature of the healthcare industry; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses and other health care professionals; our significant indebtedness; the availability of suitable acquisition and development opportunities and the length of time it takes to accomplish acquisitions and developments; our ability to integrate new businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks, and uncertainties discussed in this Quarterly Report on Form 10-Q. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.
Overview
      We operate ambulatory surgery centers and private surgical hospitals in the United States and the United Kingdom. As of June 30, 2005, we operated 93 facilities, consisting of 90 in the United States and three in the United Kingdom. During September 2004, we sold our operations in Spain, where we had operated nine short-stay surgical facilities. All of the Company’s U.S. facilities include local physician owners, and a majority are also jointly owned with a not-for-profit healthcare system that has other healthcare businesses in the region. At June 30, 2005, we had agreements with not-for-profit healthcare systems providing for the joint ownership of 59 of our 90 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future.
      Our U.S. facilities, consisting of ambulatory surgery centers and private surgical hospitals (each are generally referred to herein as “short-stay surgical facilities”), specialize in non-emergency outpatient surgical cases, the volume of which has steadily increased over the past two decades due in part to advancements in medical technology. These facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. All but three of our facilities are located in the U.S., where we have focused increasingly on adding facilities with not-for-profit healthcare system partners (“hospital partners”). From December 31, 2001 to June 30, 2005, the number of facilities we own jointly with hospital partners has more than tripled, increasing from 19 to 59. Of the 16 facilities we are currently developing, 15 include a hospital partner.

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
      Our determination of whether to consolidate an entity in which we hold an investment, account for it under the equity method, or carry it at cost has a significant impact on our financial statements because of the typical business model under which we operate, particularly in the United States, where the majority of our facilities are partially owned by not-for-profit hospital systems, physicians, and other parties. These quarterly financial statements have been prepared using the same consolidation policy as was used in the Company’s latest audited financial statements.
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
Acquisitions, Equity Investments and Development Projects
      Effective January 1, 2005, we acquired a controlling interest in an ambulatory surgery center in Westwood, California in which we had previously owned a noncontrolling interest, for $7.4 million in cash.
      Effective May 1, 2005, we acquired a controlling interest in an ambulatory surgery center in San Antonio, Texas, for $10.9 million in cash.
      We also engage in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the six months ended June 30, 2005, these transactions resulted in a net cash outflow of $40.6 million, of which

•	$35.7 million was paid to acquire additional ownership in nine facilities we operate in the Dallas/ Fort Worth market, netted down by the sale of a portion of a tenth facility in this same market,

•	$5.2 million was paid for noncontrolling interests in two surgery centers near Kansas City, Missouri,

•	$4.7 million was paid for a noncontrolling interest in a surgery center in the Sacramento, California area,

•	$8.0 million was received from two not-for-profit healthcare systems for noncontrolling interests in facilities we already operated. Included in these transactions is a call option allowing one of the healthcare systems to acquire additional ownership interests in four facilities in 2006 for approximately $10.2 million in cash. The Company has a put option with the same terms.

•	$3.0 million was comprised of other net purchases of equity interests.
Sources of Revenue
      Revenues primarily include the following:

•	net patient service revenue of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and administrative services revenue, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.
      The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net patient service revenue	92%	90%	92%	89%
Management and administrative services revenue	8	10	8	11

Total revenues	100%	100%	100%	100%

      Net patient service revenue consists of the revenues earned by facilities we consolidate for financial reporting purposes. These revenues increased as a percentage of our total revenues in the three and six months ended June 30, 2005, as compared to the corresponding prior year periods, primarily as a result of our increasing the number of facilities we consolidate for financial reporting purposes by nine from June 30, 2004 to June 30, 2005. While we also added 16 unconsolidated facilities during this time period, the revenues we derive from unconsolidated facilities are limited to fees we earn for managing their operations and thus adding an unconsolidated facility generally increases our revenues by far less than adding a consolidated facility.

      Our management and administrative services revenues are earned from the following types of activities (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Management of surgical facilities	$5,151	$4,485	$10,141	$9,187
Consulting and other services provided to physicians and related entities	4,393	5,218	8,728	10,020

Total management and administrative service revenues	$9,544	$9,703	$18,869	$19,207

      The following table summarizes our revenues by operating segment:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

United States	81%	78%	81%	77%
United Kingdom	19	22	19	23

Total	100%	100%	100%	100%
      The number of facilities we operate (excluding the discontinued Spanish operations) increased by 25 from June 30, 2004 to June 30, 2005. All of these additional facilities are in the United States. Accordingly, the proportion of our total revenues that is derived from the United States is higher for the three months and six months ended June 30, 2005 than in the corresponding prior year periods.
      The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Total revenues	$111,686	$82,154	$209,275	$161,031
Depreciation and amortization	4,757	3,629	9,194	6,933
Operating income	31,041	27,524	55,922	55,557
Interest expense, net	2,566	1,984	5,094	3,950
Net income	28,146	25,162	50,173	50,902
Long-term debt	113,888	89,656	113,888	89,656
USPI’s equity in earnings of unconsolidated affiliates	6,371	5,149	11,474	10,459
USPI’s imputed weighted average ownership percentage based on affiliates’ net income(1)	22.6%	20.5%	22.9%	20.5%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	26.7%	23.5%	26.7%	23.5%
Unconsolidated facilities operated at period end	$50	$33	$50	$33

(1)	Calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This percentage is higher in 2005 due primarily to our January 1, 2005 acquisition of additional ownership in eight facilities we account for under the equity method.

(2)	Calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This percentage is higher in 2005 due primarily to our January 1, 2005 acquisition of additional ownership in eight facilities we account for under the equity method.

Results of Operations
      The following table summarizes certain statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Total revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	5.1	5.5	4.8	5.7
Operating expenses, excluding depreciation and amortization	(69.2)	(69.7)	(69.9)	(69.5)
Depreciation and amortization	(6.2)	(7.0)	(6.4)	(7.0)

Operating income	29.7	28.8	28.5	29.2
Minority interests in income of consolidated entities	(9.2)	(7.6)	(8.4)	(8.2)
Interest and other expense, net	(4.8)	(7.0)	(4.9)	(7.0)

Income from continuing operations before income taxes	15.7	14.2	15.2	14.0
Income tax expense	(5.7)	(4.9)	(5.6)	(5.1)

Income from continuing operations	10.0	9.1	9.6	8.9
Earnings from discontinued operations	—	2.1	—	2.2

Net income	10.0%	11.2%	9.6%	11.1%

Executive Summary
      We continue to grow our existing facilities, develop new facilities, and add others selectively through acquisition. On an overall basis, we continue to experience increases in the volume of services provided and in the average rates at which our facilities are reimbursed for those services, resulting in revenue growth at the facilities we owned during both applicable periods in 2004 and 2005 (“same store facilities”).
      During the second quarter of 2005, our overall operating margin improved as compared to the prior year period as we continued to leverage our less variable corporate expenses over a growing number of facilities and as the financial results at two large facilities we opened during the second quarter of 2004, which incurred losses as their activity levels ramped up in 2004 and early 2005, continued to improve. The positive impact of the continued growth of these facilities more than offset the continued impact of reductions in reimbursement levels that went into effect in some key markets during the third quarter of 2004.
      We continue to pursue the strategy of having a hospital partner, where practical, in addition to physician partners in each local U.S. market, which we believe improves the profitability and long-term potential of our surgical facilities. The overall proportion of our facilities that have a hospital partner continues to grow, and all but one of the facilities we are currently developing include a hospital partner.
Revenues
      In terms of dollar amounts, the largest single driver of revenue increases from the prior year is the addition of newly developed or acquired U.S. facilities, fueled in part by our reinvesting the cash proceeds of our September 2004 sale of the Spanish operations in U.S. facilities. However, we believe that our continued growth and success depends heavily on the performance of facilities we already operate. Our revenue from same store facilities has continued to increase in 2005, driven by increases in the volume of surgical cases in the U.S. and of patient admissions for our hospitals in the United Kingdom, as well as an increase in the average rate of reimbursement for the surgeries performed at our U.S. facilities. Our domestic case volumes grew at slower rates during the first half of 2005 than we have historically experienced, continuing the trend noted during the second half of 2004. Our case volumes continue to be negatively affected by the third quarter 2004 lapse of a managed care contract in one market that has resulted in performing fewer cases at certain surgery centers. Our average rate of reimbursement also continues to be adversely impacted by lower rates of reimbursement for workers compensation cases performed at our surgery centers in Texas and by the lapse of the managed care contract described above. However, same store surgical hospitals have experienced strong case volumes and higher rates of reimbursement this quarter, significantly affecting revenue growth, and the facilities still in their first year of operations continue to ramp up. Additionally, comparisons of second quarter volumes at our U.K. facilities to prior year volumes were favorably impacted by the timing of the Easter holiday, which adversely impacts revenues and occurred in the first quarter of 2005 versus the second quarter of 2004 The following table summarizes our same store revenue growth rates, as compared to the three and six months ended June 30, 2004:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

United States facilities:
Net revenue	10%	8%
Surgical cases	4%	4%
Net revenue per case(1)	5%	4%
United Kingdom facilities:
Net revenue using actual exchange rates	15%	12%
Net revenue using constant exchange rates(2)	12%	9%
All same store facilities:
Net revenue using actual exchange rates	10%	9%

(1)	Our overall domestic same store growth in net revenue per case was favorably impacted by the growth at our eight same store surgical hospitals, which on average perform more complex cases than ambulatory surgery centers. Net revenue per case of our same store ambulatory surgery centers decreased by 1% during both the three and six months ended June 30, 2005, as compared to the corresponding prior year period, largely as a result of changes in workers compensation reimbursement and the lapse of a managed care contract.

(2)	Measures current year using prior year exchange rates.

Joint Ventures With Not-For-Profit Hospitals
      The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (“de novos”) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. During the second quarter of 2005, we added seven facilities, six of which include a hospital partner, and the seventh of which is in a market where we have a hospital partner, and we reached agreements adding a hospital partner to five facilities that we had acquired during the fourth quarter of 2004. As a result, the number of facilities we jointly own with not-for-profit hospital systems increased by eleven during the second quarter of 2005. The following table summarizes our facilities as of June 30, 2005 and 2004, excluding our nine Spanish facilities, which were sold during September 2004:

	June 30,

	2005	2004

United States facilities(1):
With a hospital partner	59	38
Without a hospital partner	31	27

Total U.S. facilities	90	65
United Kingdom facilities	3	3

Total facilities operated	93	68

Change from June 30, 2004:
De novo (newly constructed)	9
Acquisition	17
Disposals(2)	(1)
Total increase in number of facilities	25

(1)	At June 30, 2005, physicians own a portion of all of these facilities.

(2)	We sold our ownership interest in a facility in Cottonwood, Arizona during the first quarter of 2005.
Facility Operating Margins
      As noted above, factors we began to experience during the third quarter of 2004 have continued to adversely impact our revenues in some markets in 2005. These factors adversely affecting revenues have not had the same impact on our facility and personnel expenses, and accordingly we have experienced a decrease in our same store operating margins in 2005 as compared to the second quarter of 2004. Almost all of the facilities impacted by these factors have a hospital partner, which caused our same store operating margins to decrease by more for this group than for our other facilities, although that margin decrease has become smaller each quarter since the events causing them occurred, which we believe reflects the success we are otherwise experiencing in operating these facilities. We are working to address these factors, particularly the lapse of the managed care contract, but we do not know to what extent we will be successful or to what degree we will experience similar factors in other markets.
      We have noted a significant improvement in our year-over-year operating margin comparisons at the surgical hospitals in the second quarter and expect to see this trend continue through the year. Additionally, the key events causing downward pressure on our revenue in some markets occurred in July 2004, which means that the degree to which they affect our year-over-year comparison of same store facility operating margins will be greatly reduced beginning in the third quarter of 2005. Third, several of our facilities will complete their first year of operations by July 1, 2005, which means that they will be included in our same store group beginning in the third quarter of 2005, which will likely have a favorable impact our same store operating margin comparisons.
      The following table summarizes our same store operating margins (see footnote 1 below), comparing the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004:

	Three Months			Six Months
	Ended	Increase		Ended	Increase
	June 30, 2005	(Decrease)		June 30, 2005	(Decrease)

United States facilities:
With a hospital partner	32.8%	(250	) bps	31.5%	(420	) bps
Without a hospital partner	29.9%	70	bps	28.6%	(10	) bps
Total U.S. facilities	32.0%	(150	) bps	30.7%	(290	) bps
United Kingdom facilities	25.7%	90	bps	25.5%	(40	) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
      Revenues increased by $30.4 million, or 32.3%, to $124.3 million for the three months ended June 30, 2005 from $94.0 million for the three months ended June 30, 2004. This increase consisted primarily of revenues of newly constructed or acquired facilities and additionally growth of our same store facilities and a small amount of exchange rate fluctuation. The addition of consolidating facilities from June 30, 2004 to June 30, 2005 caused an increase of approximately $25.5 million of revenues, while revenues from same store facilities drove most of the remaining $4.9 million of revenue growth. The U.S. same store facilities performed approximately 4% more surgical cases and received an average of approximately 5% more per case during the three months ended June 30, 2005 than in the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2004 exchange rates for both periods, were $2.6 million higher during the three months ended June 30, 2005 than in the corresponding prior year period. The U.S. dollar being weaker relative to the British pound in 2005 than in the corresponding prior year period resulted in a $0.5 million increase in revenues.
      Equity in earnings of unconsolidated affiliates increased by $1.2 million, or 23.7% to $6.4 million for the three months ended June 30, 2005 from $5.1 million for the three months ended June 30, 2004. This increase is primarily attributed to our increased ownership in nine of our Dallas/ Fort Worth facilities and the ramp up of facilities opened in 2004.
      Operating expenses, excluding depreciation and amortization, increased by $20.6 million, or 31.4%, to $86.1 million for the three months ended June 30, 2005 from $65.5 million for the three months ended June 30, 2004. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 69.2% for the three months ended June 30, 2005 from 69.7% for the three months ended June 30, 2004. This decrease as a percentage of revenues is primarily attributable to our leveraging corporate overhead over a larger number of facilities and by the growth in our same store surgical hospitals more than offsetting the slower revenue growth caused by decreases in rates of reimbursement for workers compensation cases in Texas and by the lapse of a managed care contract in a major market.
      Operating income increased $9.9 million, or 36.7%, to $36.9 million for the three months ended June 30, 2005 from $27.0 million for the three months ended June 30, 2004. Operating income, as a percentage of revenues, increased to 29.7% for the three months ended June 30, 2005 from 28.8% for the three months ended June 30, 2004, primarily as a result of our leveraging corporate overhead and the growth in margins at our surgical hospitals.

      Depreciation and amortization increased $1.1 million, or 17.3%, to $7.7 million for the three months ended June 30, 2005 from $6.5 million for the three months ended June 30, 2004, primarily as a result of additional depreciation on tangible assets added through acquisitions of surgical facilities. Depreciation and amortization, as a percentage of revenues, decreased to 6.2% for the three months ended June 30, 2005 from 7.0% for the three months ended June 30, 2004 due to our increased revenue.
      Interest expense, net of interest income, decreased 9.2% to $6.0 million for the three months ended June 30, 2005 from $6.6 million for the three months ended June 30, 2004 primarily as a result of additional interest income earned on our increased cash balance, which resulted from the sale of our Spanish operations during 2004, more than offsetting our subsidiaries borrowing a portion of the costs of developing and expanding facilities.
      Net income from continuing operations was $12.4 million for the three months ended June 30, 2005 compared to $8.6 million for the three months ended June 30, 2004. This $3.8 million improvement primarily results from the increased revenues discussed above.
      Effective September 9, 2004 we sold our Spanish operations. As a result, our 2004 income statement reflects the historical results of our Spanish operations in discontinued operations.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
      Revenues increased by $55.7 million, or 30.2%, to $240.0 million for the six months ended June 30, 2005 from $184.3 million for the six months ended June 30, 2004. This increase consisted primarily of revenues of newly constructed or acquired facilities and additionally through growth of our same store facilities and a small amount of exchange rate fluctuation. The addition of consolidating facilities from June 30, 2004 to June 30, 2005 caused an increase of approximately $48.8 million of revenues, while revenues from same store facilities drove most of the remaining $6.9 million of revenue growth. The U.S. same store facilities performed approximately 4% more surgical cases and received an average of approximately 4% more per case during the six months ended June 30, 2005 than in the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2004 exchange rates for both periods, were $3.6 million higher during the six months ended June 30, 2005 than in the corresponding prior year period. The U.S. dollar being weaker relative to the British pound in 2005 than in the corresponding prior year period resulted in a $1.1 million increase in revenues.
      Equity in earnings of unconsolidated affiliates increased by $1.0 million, or 9.7% to $11.5 million for the six months ended June 30, 2005 from $10.5 million for the six months ended June 30, 2004. This increase is primarily attributed to our increased ownership in nine of our Dallas/ Fort Worth facilities and the ramp up of facilities opened in 2004.
      Operating expenses, excluding depreciation and amortization, increased by $39.6 million, or 30.9%, to $167.7 million for the six months ended June 30, 2005 from $128.1 million for the six months ended June 30, 2004. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased slightly to 69.9% for the six months ended June 30, 2005 from 69.5% for the six months ended June 30, 2004. On a year to date basis, this increase as a percentage of revenues is partially attributable to lower than average margins earned at two surgical hospitals we opened during the second quarter of 2004. In addition, we experienced slower revenue growth than in prior periods due to decreases in rates of reimbursement for workers compensation cases in Texas and due to the lapse of a managed care contract in a major market.
      Operating income increased $14.6 million, or 27.2%, to $68.4 million for the six months ended June 30, 2005 from $53.8 million for the six months ended June 30, 2004. Operating income, as a percentage of revenues, decreased to 28.5% for the six months ended June 30, 2005 from 29.2% for the six months ended June 30, 2004, primarily as a result of the lower margins generated at our recently opened facilities as discussed in the first quarter of 2005 and the slower growth of revenues discussed above.
      Depreciation and amortization increased $2.5 million, or 19.4%, to $15.4 million for the six months ended June 30, 2005 from $12.9 million for the six months ended June 30, 2004, primarily as a result of additional depreciation on tangible assets added through acquisitions and expansions of our facilities. Depreciation and amortization, as a percentage of revenues, decreased to 6.4% for the six months ended June 30, 2005 from 7.0% for the six months ended June 30, 2004 due to our increased revenue.
      Interest expense, net of interest income, decreased 6.6% to $12.0 million for the six months ended June 30, 2005 from $12.9 million for the six months ended June 30, 2004 primarily as a result of additional interest income earned on our increased cash balance, which resulted from the sale of our Spanish operations during 2004, more than offsetting our subsidiaries borrowing a portion of the costs of developing and expanding facilities.
      Net income from continuing operations was $23.1 million for the six months ended June 30, 2005 compared to $16.4 million for the six months ended June 30, 2004. This $6.7 million improvement primarily results from the increased revenues discussed above.
      Effective September 9, 2004 we sold our Spanish operations. As a result, our 2004 income statement reflects the historical results of its Spanish operations in discontinued operations.
Liquidity and Capital Resources
      During the six months ended June 30, 2005, the Company generated $68.3 million of cash flows from operating activities as compared to $39.8 million during the six months ended June 30, 2004. Cash flows from operating activities increased $28.6 million, or 72%, from the prior year period, primarily corresponding to the increase in net income but additionally being favorably impacted by the second quarter 2005 collection of the remaining $4.5 million of receivables advances from the OrthoLink physician practices and, from a comparison standpoint, by a timing issue which decreased second quarter 2004 cash flows by approximately $5 million.
      During the six months ended June 30, 2005, the Company’s net cash used in investing activities was $73.7 million, consisting primarily of $13.1 million for the purchase of property and equipment and $58.9 million for the purchase of equity ownership interests in surgical facilities, including those under development. Approximately $3.7 million of the property and equipment purchases related to ongoing development and expansion projects and the remaining $9.4 million represents purchases of equipment at existing facilities. Net cash used in financing activities during the six months ended June 30, 2005 totaled $1.6 million, which was funded with cash flows from operating activities and through issuances of stock resulting from stock option exercises and the employee stock purchase plan. Cash and cash equivalents were $86.4 million at June 30, 2005 as compared to $93.5 million at December 31, 2004, and net working capital was $65.2 million at June 30, 2005 as compared to $87.2 million at December 31, 2004, with the reduction primarily attributable to our continuing to deploy the cash proceeds of the sale of the Spanish operations, which results in primarily noncurrent assets being acquired.
      Our credit agreement in the United Kingdom provides for total borrowings of £52.5 million (approximately $94.1 million as of June 30, 2005) under four separate facilities. At June 30, 2005, total outstanding borrowings under this credit agreement were approximately $63.8 million which represents total borrowings net of scheduled repayments of $21.5 million that have been made under the agreement, and approximately $8.8 million was available for borrowing, primarily for capital projects specified in the agreement. Borrowings under the United Kingdom credit facility bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. We pledged the capital stock of our U.K. subsidiaries to secure borrowings under the United Kingdom credit facility. We were in compliance with all covenants under our U.K. credit agreement as of June 30, 2005.
      In addition, the indenture governing our Senior Subordinated Notes contains various restrictive covenants, including covenants that limit our ability and the ability of certain of our subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock. We were in compliance with all covenants related to our Senior Subordinated Notes as of June 30, 2005.

Our contractual cash obligations as of June 30, 2005 may be summarized as follows:

	Payments Due by Period

		Within	1 to 3	4 to 5	Beyond
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

	(In thousands)
Long term debt obligations (principal plus interest)(1):
Senior Subordinated Notes	$247,500	$15,000	$30,000	$30,000	$172,500
U.K. credit facility	80,489	10,522	23,713	46,254	—
Other debt at operating subsidiaries	22,776	5,403	9,599	5,720	2,054
Capitalized lease obligations	104,370	11,056	16,264	11,810	65,240
Operating lease obligations	55,765	9,799	17,072	12,665	16,229

Total contractual cash obligations	$510,900	$51,780	$96,648	$106,449	$256,023

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the June 30, 2005 rates applicable to each debt instrument.
      Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $71.5 million at June 30, 2005, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 52.2% at June 30, 2005. Additionally, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements. At June 30, 2005, the total obligations of these unconsolidated affiliates under debt and capital lease obligations was approximately $113.9 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt and capitalized lease obligations, of these unconsolidated affiliates was 26.7% at June 30, 2005. USPI or one of its wholly owned subsidiaries had collectively guaranteed $29.5 million in total debt and lease obligations of our unconsolidated affiliates as of June 30, 2005.
      In addition, it is possible we may have to pay the buyers of our Spanish operations up to approximately €2 million ($2.4 million at June 30, 2005) related to Spanish tax contingencies for which we indemnified the buyers, although we do not presently believe the likelihood of our making any such payment is probable, as discussed more fully in Note 16 to our 2004 year-end financial statements and Note 7 to the quarterly financial statements included in this Form 10-Q.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
      We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime, LIBOR or Euribor. At June 30, 2005, $149.1 million of our total outstanding notes payable was the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $12.3 million was in other fixed rate instruments and the remaining $70.3 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of $0.7 million. The Senior Subordinated Notes, which represent 92% of our total fixed rate debt at June 30, 2005, are considered to have a fair value, based upon recent trading, of $164.4 million, which is approximately $15.3 million higher than the carrying value at June 30, 2005.

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
      ITEM 4. Controls and Procedures
      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.     Legal Proceedings
      From time to time, we may be named as a party to legal claims and proceedings in the ordinary course of business. We are not aware of any claims or proceedings against us or our subsidiaries that might have a material adverse impact on us.
ITEM 4.     Submission of Matters to a Vote of Security Holders
      At the Annual Meeting of Stockholders held on May 3, 2005, the following proposals were submitted to stockholders with the following results:

1. Election of Class I directors of the Company to hold office until the Annual Meeting of Stockholders of the Company in 2008 and until their respective successors are elected and qualified or until their earlier death, resignation, or removal from office, as follows:

	Number of Shares

	For	Withheld

John C. Garrett, M.D.	25,594,203	1,123,033
James Ken Newman	25,652,809	64,427
William H. Wilcox	25,626,837	90,399

2. Amendment to the Company’s 2001 Equity-Based Compensation Plan in order that certain of such awards may continue to be fully deductible by the Company for federal income tax purposes:

Number of Shares

For	19,664,432
Against	1,358,921
Abstain	2,674,198

3. Ratification of the selection of KPMG LLP as the independent accountants of the Company for the fiscal year ending December 31, 2005:

Number of Shares

For	25,667,287
Against	46,405
Abstain	3,544

ITEM 6.	Exhibits and Reports on Form 8-K
      (a) Exhibits:

3.1		Second Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).

3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).

4.1		Form of Common Stock Certificate (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).

4.2		Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
      Reports on Form 8-K:

The Company filed a report on Form 8-K dated April 28, 2005, pursuant to Item 2.01 of Form 8-K, containing a news release announcing the Company’s results of operations for the quarter ended March 31, 2005.

The Company filed a report on Form 8-K dated May 3, 2005, pursuant to Item 1.01 of Form 8-K, announcing the amendment to the Company’s 2001 Equity-Based Compensation Plan.

The Company filed a report on Form 8-K dated May 3, 2005, pursuant to Item 5.02 of Form 8-K, announcing changes in the membership of the Company’s board of directors.

The Company furnished a report on Form 8-K dated May 4, 2005, pursuant to Item 7.01 of Form 8-K, containing a news release announcing the Company’s acquisition of an ownership interest in a surgical facility in Lewisville, Texas.

The Company furnished a report on Form 8-K dated May 11, 2005, pursuant to Item 7.01 of Form 8-K, containing a copy of materials dated May 2005 and prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

The Company furnished a report on Form 8-K dated May 23, 2005, pursuant to Item 7.01 of Form 8-K, containing a news release announcing the Company’s formation of a joint venture with Evanston Northwestern Healthcare.

The Company furnished a report on Form 8-K dated May 23, 2005, pursuant to Item 7.01 of Form 8-K, containing a news release announcing the Company’s acquisition of a majority interest in a surgical facility in San Antonio, Texas.

The Company furnished a report on Form 8-K dated June 6, 2005, pursuant to Item 7.01 of Form 8-K, containing a news release announcing the Company’s formation of a joint venture with North Kansas City Hospital.

The Company furnished a report on Form 8-K dated June 7, 2005, pursuant to Item 7.01 of Form 8-K, containing a copy of materials dated June 2005 and prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

The Company filed a report on Form 8-K dated June 16, 2005, pursuant to Item 8.01 of Form 8-K, announcing a three-for-two stock split for stockholders of record as of the close of business June 30, 2005.

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
Date: July 29, 2005

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