Form 10-K/A
period 2004-12-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2005-09-06
CIK 1101723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
Commission file No. 000-32837
UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	75-2749762 (I.R.S. Employer Identification No.)

15305 Dallas Parkway, Suite 1600 Addison, Texas (Address of principal executive offices)	75001 (Zip Code)
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of outstanding Common Stock held by non-affiliates of the Registrant, as of June 30, 2004.	$1,097,916,482

Number of shares of Common Stock outstanding as of August 31, 2005	44,157,126

DOCUMENTS INCORPORATED BY REFERENCE
     Part III — Portions of the Registrant’s definitive proxy statement filed pursuant to Regulation 14A for the Annual Meeting of Stockholders held on May 3, 2005.

EXPLANATORY NOTE
     United Surgical Partners International, Inc. (the “Registrant”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2004, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2005 (the “Annual Report”) solely for the purpose of refiling exhibits 31.1 and 31.2 hereto. The exhibits are being refiled to correct a typographical error contained in the exhibits as initially filed with the Annual Report. In the lead-in to paragraph 4, the phrase “and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))” was inadvertently omitted from the exhibits filed with the Annual Report. This Amendment corrects that error. Based upon the advice of the SEC, the Registrant has omitted paragraph 3 from the attached exhibits.
     This Amendment does not reflect events occurring after the filing of the Annual Report or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Annual Report, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Annual Report.

II-1

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.
By:	/s/ William H. Wilcox
William H. Wilcox
President, Chief Executive Officer and Director

Date: September 2, 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

Signature	Title	Date

* Donald E. Steen	Chairman of the Board	September 2, 2005

/s/ William H. Wilcox William H. Wilcox	President, Chief Executive Officer and Director (Principal Executive Officer)	September 2, 2005

/s/ Mark A. Kopser Mark A. Kopser	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 2, 2005

/s/ John J. Wellik John J. Wellik	Senior Vice President, Accounting and Administration, and Secretary (Principal Accounting Officer)	September 2, 2005

* Joel T. Allison	Director	September 2, 2005

* John C. Garrett, M.D.	Director	September 2, 2005

* Thomas L. Mills	Director	September 2, 2005

* Boone Powell, Jr.	Director	September 2, 2005

* David P. Zarin, M.D.	Director	September 2, 2005

* By:	/s/ John J. Wellik
John J. Wellik
Attorney-in-fact

II-2

INDEX TO EXHIBITS

Exhibit
Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

II-3