Form 10-Q/A
period 2005-03-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2005-09-06
CIK 1101723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005
Commission file No. 000-32837
UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation) 15305 Dallas Parkway, Suite 1600 Addison, Texas (Address of principal executive offices)	75-2749762 (I.R.S. Employer Identification No.) 75001 (Zip Code)
(972) 713-3500
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

Number of shares of Common Stock outstanding as of August 31, 2005	44,157,126

EXPLANATORY NOTE
SIGNATURES
INDEX TO EXHIBITS
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302

EXPLANATORY NOTE
     United Surgical Partners International, Inc. (the “Registrant”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2005 (the “Quarterly Report”) solely for the purpose of refiling exhibits 31.1 and 31.2 hereto. The exhibits are being refiled to correct a typographical error contained in the exhibits as initially filed with the Quarterly Report. In the lead-in to paragraph 4, the phrase “and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))” was inadvertently omitted from the exhibits filed with the Quarterly Report. This Amendment corrects that error. Based upon the advice of the SEC, the Registrant has omitted paragraph 3 from the attached exhibits.
     This Amendment does not reflect events occurring after the filing of the Quarterly Report or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Quarterly Report, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Quarterly Report.

II-1

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.
	By:	/s/ Mark A. Kopser
Mark A. Kopser
Senior Vice President, Chief Financial Officer

Date: September 2, 2005
	By:	/s/ John J. Wellik
John J. Wellik
Date: September 2, 2005		Senior Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

II-2