Form 10-Q/A
period 2005-06-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2005-09-06
CIK 1101723

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

Number of shares of Common Stock outstanding as of August 31, 2005	44,157,126

EXPLANATORY NOTE
     United Surgical Partners International, Inc. (the “Registrant”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, which was originally filed with the Securities and Exchange Commission (the “SEC”) on July 29, 2005 (the “Quarterly Report”) solely for the purpose of refiling exhibits 31.1 and 31.2 hereto. The exhibits are being refiled to correct a typographical error contained in the exhibits as initially filed with the Quarterly Report. In the lead-in to paragraph 4, the phrase “and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))” was inadvertently omitted from the exhibits filed with the Quarterly Report. This Amendment corrects that error. Based upon the advice of the SEC, the Registrant has omitted paragraph 3 from the attached exhibits.
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
John J. Wellik
Senior Vice President and Chief Accounting Officer

Date: September 2, 2005
INDEX TO EXHIBITS

Exhibit
Number		Description
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

II-2