Form 10-Q
period 2005-09-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2005-11-02
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      At October 28, 2005 there were 44,213,387 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
Note: Items 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004

	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$121,123	$93,467
Patient receivables, net of allowance for doubtful accounts of $8,590 and $7,277, respectively	44,354	43,591
Other receivables	10,400	20,293
Inventories of supplies	7,789	7,188
Deferred tax asset, net	11,396	7,393
Prepaids and other current assets	5,791	7,035

Total current assets	200,853	178,967
Property and equipment, net	259,447	265,889
Investments in affiliates	96,630	43,402
Intangible assets, net	422,447	402,355
Other assets	29,062	31,691

Total assets	$1,008,439	$922,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$16,295	$18,048
Accrued salaries and benefits	21,429	20,582
Due to affiliates	29,134	12,805
Accrued interest	5,292	1,856
Current portion of long-term debt	18,343	15,316
Other accrued expenses	30,471	23,182

Total current liabilities	120,964	91,789
Long-term debt, less current portion	267,024	273,169
Other long-term liabilities	3,668	2,624
Deferred tax liability, net	36,514	31,846

Total liabilities	428,170	399,428
Minority interests	61,944	48,267
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 44,253 and 42,990 shares issued at September 30, 2005 and December 31, 2004, respectively	443	430
Additional paid-in capital	373,603	349,048
Treasury stock, at cost, 50 and 21 shares at September 30, 2005 and December 31, 2004, respectively	(1,107)	(320)
Deferred compensation	(15,448)	(7,689)
Accumulated other comprehensive income, net of tax	7,092	14,420
Retained earnings	153,742	118,720

Total stockholders’ equity	518,325	474,609

Total liabilities and stockholders’ equity	$1,008,439	$922,304

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited — in thousands, except per share amounts)
Revenues:
Net patient service revenue	$108,642	$87,179	$329,351	$251,934
Management and administrative services revenue	8,519	9,089	27,388	28,296
Other revenue	251	289	706	665

Total revenues	117,412	96,557	357,445	280,895
Equity in earnings of unconsolidated affiliates	5,747	3,622	17,221	14,081
Operating expenses:
Salaries, benefits, and other employee costs	29,813	25,304	91,249	71,973
Medical services and supplies	21,633	16,144	63,403	45,875
Other operating expenses	21,106	18,292	64,771	52,477
General and administrative expenses	7,486	6,402	23,248	20,351
Provision for doubtful accounts	2,611	2,226	7,708	5,824
Depreciation and amortization	7,504	6,924	22,901	19,823

Total operating expenses	90,153	75,292	273,280	216,323

Operating income	33,006	24,887	101,386	78,653
Interest income	1,090	278	2,881	662
Interest expense	(6,642)	(6,927)	(20,441)	(20,169)
Loss on early termination of credit facility	—	(1,635)	—	(1,635)
Other	283	175	536	205

Total other expense, net	(5,269)	(8,109)	(17,024)	(20,937)
Income before minority interests	27,737	16,778	84,362	57,716
Minority interests in income of consolidated subsidiaries	(9,571)	(6,495)	(29,809)	(21,556)

Income from continuing operations before income taxes	18,166	10,283	54,553	36,160
Income tax expense	(6,490)	(3,548)	(19,738)	(13,003)

Income from continuing operations	11,676	6,735	34,815	23,157
Discontinued operations, net of tax
Income (loss) from discontinued operations	—	(14)	—	4,078
Net gain on disposal of Spanish operations	207	50,263	207	50,263

Total earnings from discontinued operations	207	50,249	207	54,341

Net income	$11,883	$56,984	$35,022	$77,498

Net income per share attributable to common stockholders
Basic:
Continuing operations	$0.27	$0.16	$0.81	$0.55
Discontinued operations	—	1.20	0.01	1.30

Total	$0.27	$1.36	$0.82	$1.85

Diluted:
Continuing operations	$0.26	$0.15	$0.78	$0.53
Discontinued operations	—	1.15	—	1.24

Total	$0.26	$1.30	$0.78	$1.77

Weighted average number of common shares
Basic	43,221	42,034	42,870	41,805
Diluted	45,235	43,993	44,879	43,886
See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited — in thousands)
Net income	$11,883	$56,984	$35,022	$77,498
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(1,198)	591	(7,328)	(2,584)
Net unrealized gains on securities	—	27	—	70
Reclassifications due to sale of Spanish operations:
Foreign currency translation adjustments	—	(20,563)	—	(20,563)
Net unrealized gains on securities	—	(219)	—	(219)

Other comprehensive loss	(1,198)	(20,164)	(7,328)	(23,296)

Comprehensive income	$10,685	$36,820	$27,694	$54,202

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,

	2005	2004

	(Unaudited —
	in thousands)
Cash flows from operating activities:
Income from continuing operations	$34,815	$23,157
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	7,708	5,824
Depreciation and amortization	22,901	19,823
Amortization of debt issue costs and discount	576	1,592
Deferred income tax expense	1,717	2,567
Loss on early termination of credit facility	—	1,635
Equity in earnings of unconsolidated affiliates	(17,221)	(14,081)
Minority interests in income of consolidated subsidiaries	29,809	21,556
Equity-based compensation	3,300	2,567
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(8,032)	(5,762)
Other receivables	10,238	3,789
Inventories of supplies, prepaids and other current assets	1,031	1,078
Accounts payable and other current liabilities	10,740	12,477
Long-term liabilities	5,817	351

Net cash provided by operating activities	103,399	76,573

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(60,107)	(40,735)
Proceeds from sale of Spanish operations	—	163,205
Purchases of property and equipment	(21,459)	(16,802)
Increase in deposits and notes receivable	(3,498)	(1,926)

Net cash by provided by (used in) investing activities	(85,064)	103,742

Cash flows from financing activities:
Proceeds from long-term debt	10,332	17,923
Payments on long-term debt	(12,849)	(22,672)
Proceeds from issuances of common stock	9,593	6,473
Increase in cash held on behalf of unconsolidated affiliates	14,075	—
Distributions on investments in affiliates	(11,751)	(7,533)

Net cash provided by (used in) financing activities	9,400	(5,809)

Net cash provided by discontinued operations	—	1,516

Effect of exchange rate changes on cash	(79)	232

Net increase in cash and cash equivalents	27,656	176,254
Cash and cash equivalents at beginning of period	93,467	28,519

Cash and cash equivalents at end of period	$121,123	$204,773

Supplemental information:
Interest paid	$16,788	$18,190
Income taxes paid	13,450	6,631
Non-cash transactions:
Assets acquired under capital lease obligations	$2,138	$22,181
Issuance of common stock to employees	10,609	4,711
See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a)	Description of Business
      United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Europe. At September 30, 2005, USPI, headquartered in Dallas, Texas, operated 94 short-stay surgical facilities. Of these 94 facilities, USPI consolidates the results of 42 and accounts for 52 under the equity method. USPI operates in two countries, with 91 of its 94 facilities located in the United States of America; the remaining three facilities are located in the United Kingdom. All of the Company’s U.S. facilities include local physician owners, and a majority are also jointly owned with not-for-profit healthcare systems that have other healthcare businesses in the region. At September 30, 2005, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 62 of the Company’s 91 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future.
      Through its majority-owned subsidiary Global Healthcare Partners Limited (Global), incorporated in England, USPI manages and owns three private surgical hospitals in the greater London area.
      During September 2004, the Company completed the sale of its Spanish operations. At the time of the sale, the Company managed and owned a majority interest in eight private surgical hospitals and one ambulatory surgery center in Spain. The results of the Spanish operations for the quarter and nine months ended September 30, 2004 have been reclassified as discontinued operations in the accompanying consolidated financial statements. During the third quarter of 2005, the Company finalized the calculation of the tax liability arising from the sale of the Spanish operations, resulting in a $0.2 million increase to the net gain on the sale.
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
      As discussed in Note 19 to USPI’s 2004 consolidated financial statements on Form 10-K, USPI had planned to adopt a new accounting standard regarding its accounting for equity-based compensation effective July 1, 2005. During April 2005, the Securities and Exchange Commission deferred the implementation date of this accounting standard. As a result, USPI now plans to adopt the new accounting standard effective January 1, 2006, and the adoption of the revised standard is expected to have a material impact on USPI’s results of operations. Until that date, USPI will continue to follow its historic policy in accounting for its equity-based compensation, as discussed below.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income:
As reported	$11,883	$56,984	$35,022	$77,498
Add: Total stock-based employee compensation expense included in reported net income, net of taxes	696	569	2,145	1,669
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,347)	(1,688)	(4,928)	(4,985)

Pro forma	$11,232	$55,865	$32,239	$74,182

Basic earnings per share
As reported	$0.27	$1.36	$0.82	$1.85
Pro forma	0.26	1.33	0.75	1.77
Diluted earnings per share
As reported	$0.26	$1.30	$0.78	$1.77
Pro forma	0.25	1.27	0.72	1.69
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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
      Total stock-based employee compensation expense included in net income, as reported, primarily consists of expense under the Company’s Deferred Compensation Plan and grants of restricted stock to employees. During the first nine months of 2005, the Company granted 330,750 restricted shares with a weighted average grant date fair value of $32.08 per share. The compensation amounts related to these and all prior grants are being amortized into expense over the estimated service periods.
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
      Following are the unaudited pro forma results for the three months and nine months ended September 30, 2005 and 2004 as if the acquisitions discussed above had occurred on January 1 of each year (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net revenues	$117,412	$100,126	$359,187	$292,221
Income from continuing operations	11,676	7,192	35,186	24,833
Diluted earnings per share from continuing operations	$0.26	$0.16	$0.78	$0.57
      The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the nine months ended September 30, 2005, these transactions resulted in a net cash outflow of $41.8 million, of which

•	$33.6 million was paid to acquire additional ownership in nine facilities the Company operates in the Dallas/ Fort Worth market, net of proceeds from the sale of a portion of three other facilities in this same market,

•	$5.2 million was paid for equity method investments in two surgery centers near Kansas City, Missouri,

•	$4.7 million was paid for an equity method investment in a surgery center in the Sacramento, California area,

•	$5.5 million was paid to acquire additional ownership in a facility the Company operates in New Jersey,

•	$12.0 million was received from three not-for-profit healthcare systems for noncontrolling interests in facilities already operated by the Company. Included in these transactions are call options allowing the healthcare systems to acquire additional noncontrolling ownership interests in each facility in 2006.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

With respect to four of the facilities, the approximate sales price is $10.2 million and the Company has a put option with the same terms. With respect to the other two facilities, the systems have call options that, for one facility, fix the price at $2.0 million and in the other case base the price on a multiple of earnings when the option is exercised. The Company has no put options with respect to these two facilities. Consistent with the Company’s policy regarding sales of noncontrolling interests, no gain or loss was recognized on these transactions.

•	$4.8 million was paid for other net purchases of equity interests.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Unconsolidated facilities operated at period end	52	37	52	37
Income statement information
Revenues	$111,101	$80,251	$320,377	$241,281
Operating income	27,220	21,104	83,142	76,662
Net income	24,535	18,270	74,708	69,172

(3)	Earnings Per Share
      Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding options, warrants and restricted stock, except where such effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income attributable to common shareholders:
Continuing operations	$11,676	$6,735	$34,815	$23,157
Discontinued operations	207	50,249	207	54,341

Total	$11,883	$56,984	$35,022	$77,498

Weighted average common shares outstanding	43,221	42,034	42,870	41,805
Effect of dilutive securities:
Stock options	1,699	1,780	1,747	1,901
Warrants and restricted stock	315	179	262	180

Shares used for diluted earnings per share	45,235	43,993	44,879	43,886

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Basic earnings per share:
Continuing operations	$0.27	$0.16	$0.81	$0.55
Discontinued operations	—	1.20	0.01	1.30

Total	$0.27	$1.36	$0.82	$1.85

Diluted earnings per share:
Continuing operations	$0.26	$0.15	$0.78	$0.53
Discontinued operations	—	1.15	—	1.24

Total	$0.26	$1.30	$0.78	$1.77

(4)	Segment Disclosures
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

	United	United
Three Months Ended September 30, 2005	States	Kingdom	Total

Net patient service revenue	$86,817	$21,825	$108,642
Other revenue	8,770	—	8,770

Total revenues	$95,587	$21,825	$117,412

Depreciation and amortization	$5,735	$1,769	$7,504
Operating income	30,064	2,942	33,006
Net interest expense	(4,960)	(592)	(5,552)
Income tax expense	(5,937)	(553)	(6,490)
Total assets	813,446	194,993	1,008,439
Capital expenditures	4,107	5,150	9,257

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	United	United
Three Months Ended September 30, 2004	States	Kingdom	Total

Net patient service revenue	$65,860	$21,319	$87,179
Other revenue	9,378	—	9,378

Total revenues	$75,238	$21,319	$96,557

Depreciation and amortization	$5,186	$1,738	$6,924
Operating income	21,142	3,745	24,887
Net interest expense	(5,766)	(883)	(6,649)
Income tax expense	(2,957)	(591)	(3,548)
Total assets	706,174	187,574	893,748
Capital expenditures	4,596	1,823	6,419

	United	United
Nine Months Ended September 30, 2005	States	Kingdom	Total

Net patient service revenue	$261,161	$68,190	$329,351
Other revenue	28,094	—	28,094

Total revenues	$289,255	$68,190	$357,445

Depreciation and amortization	$17,459	$5,442	$22,901
Operating income	90,120	11,266	101,386
Net interest expense	(15,434)	(2,126)	(17,560)
Income tax expense	(17,586)	(2,152)	(19,738)
Total assets	813,446	194,993	1,008,439
Capital expenditures	10,372	13,225	23,597

	United	United
Nine Months Ended September 30, 2004	States	Kingdom	Total

Net patient service revenue	$188,983	$62,951	$251,934
Other revenue	28,961	—	28,961

Total revenues	$217,944	$62,951	$280,895

Depreciation and amortization	$14,790	$5,033	$19,823
Operating income	67,581	11,072	78,653
Net interest expense	(16,525)	(2,982)	(19,507)
Income tax expense	(11,216)	(1,787)	(13,003)
Total assets	706,174	187,574	893,748
Capital expenditures	31,646	7,337	38,983

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

(5)	Condensed Consolidating Financial Statements
      The following information is presented as required by regulations of the Securities and Exchange Commission in connection with the Company’s publicly traded Senior Subordinated Notes. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The $150 million 10% Senior Subordinated Notes due 2011 were issued in a private offering on December 19, 2001 and subsequently registered as publicly traded securities through a Form S-4 effective January 15, 2002 by USPI’s wholly owned finance subsidiary, United Surgical Partners Holdings, Inc. (USPH), which was formed in 2001. The notes are guaranteed by USPI, which does not have independent assets or operations, and USPI’s wholly owned subsidiaries domiciled in the United States. USPI’s investees in the United Kingdom are not guarantors of the obligation, nor were USPI’s investees in Spain. USPI’s investees in the United States in which USPI owns less than 100% are not guarantors of the obligation. The financial positions and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship at the end of the period presented, except for the Company’s Spanish operations, which have been classified as discontinued operations in the condensed consolidated statements of income and cash flows shown below.
Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of September 30, 2005	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$112,575	$8,548	$—	$121,123
Patient receivables, net	224	44,130	—	44,354
Other receivables	584	16,252	(6,436)	10,400
Inventories of supplies	206	7,583	—	7,789
Other	14,848	2,339	—	17,187

Total current assets	128,437	78,852	(6,436)	200,853
Property and equipment, net	26,682	232,765	—	259,447
Investments in affiliates	110,501	16,291	(30,162)	96,630
Intangible assets, net	333,391	105,092	(16,036)	422,447
Other	92,997	23,473	(87,408)	29,062

Total assets	$692,008	$456,473	$(140,042)	$1,008,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,478	$14,817	$—	$16,295
Accrued expenses and other	74,058	11,437	831	86,326
Current portion of long-term debt	219	19,646	(1,522)	18,343

Total current liabilities	75,755	45,900	(691)	120,964
Long-term debt, less current portion	151,724	138,998	(23,698)	267,024
Other long-term liabilities	32,002	8,180	—	40,182
Minority interests	—	14,029	47,915	61,944
Stockholders’ equity	432,527	249,366	(163,568)	518,325

Total liabilities and stockholders’ equity	$692,008	$456,473	$(140,042)	$1,008,439

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
As of December 31, 2004	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$83,905	$9,562	$—	$93,467
Patient receivables, net	186	43,405	—	43,591
Other receivables	5,549	22,028	(7,284)	20,293
Inventories of supplies	206	6,982	—	7,188
Other	12,620	1,808	—	14,428

Total current assets	102,466	83,785	(7,284)	178,967
Property and equipment, net	30,104	235,785	—	265,889
Investments in affiliates	107,570	608	(64,776)	43,402
Intangible assets, net	304,764	112,500	(14,909)	402,355
Other	96,321	25,192	(89,822)	31,691

Total assets	$641,225	$457,870	$(176,791)	$922,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,741	$16,307	$—	$18,048
Accrued expenses	89,148	35,076	(65,799)	58,425
Current portion of long-term debt	1,302	15,409	(1,395)	15,316

Total current liabilities	92,191	66,792	(67,194)	91,789
Long-term debt, less current portion	153,675	145,264	(25,770)	273,169
Other long-term liabilities	25,081	9,389	—	34,470
Minority interests	—	11,444	36,823	48,267
Stockholders’ equity	370,278	224,981	(120,650)	474,609

Total liabilities and stockholders’ equity	$641,225	$457,870	$(176,791)	$922,304

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Condensed Consolidating Statements of Income:

		Non-Participating	Consolidation	Consolidated
Nine Months Ended September 30, 2005	Guarantors	Investees	Adjustments	Total

Revenues	$56,565	$318,464	$(17,584)	$357,445
Equity in earnings of unconsolidated affiliates	17,084	137	—	17,221
Operating expenses, excluding depreciation and amortization	45,704	223,244	(18,569)	250,379
Depreciation and amortization	7,277	15,624	—	22,901

Operating income	20,668	79,733	985	101,386
Interest expense, net	(9,251)	(8,314)	5	(17,560)
Other income (expense)	(434)	1,204	(234)	536

Income before minority interests	10,983	72,623	756	84,362
Minority interests in income of consolidated subsidiaries	—	(11,534)	(18,275)	(29,809)

Income (loss) from continuing operations before income taxes	10,983	61,089	(17,519)	54,553
Income tax expense	(17,207)	(2,531)	—	(19,738)

Income (loss) from continuing operations	(6,224)	58,558	(17,519)	34,815
Earnings from discontinued operations, net of tax	—	207	—	207

Net income (loss)	$(6,224)	$58,765	$(17,519)	$35,022

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
Nine Months Ended September 30, 2004	Guarantors	Investees	Adjustments	Total

Revenues	$54,463	$240,728	$(14,296)	$280,895
Equity in earnings of unconsolidated affiliates	14,083	(2)	—	14,081
Operating expenses, excluding depreciation and amortization	42,332	168,760	(14,592)	196,500
Depreciation and amortization	7,895	11,928	—	19,823

Operating income	18,319	60,038	296	78,653
Interest expense, net	(12,089)	(7,418)	—	(19,507)
Other expense	(878)	(319)	(233)	(1,430)

Income before minority interests	5,352	52,301	63	57,716
Minority interests in income of consolidated subsidiaries	—	(9,353)	(12,203)	(21,556)

Income (loss) from continuing operations before income taxes	5,352	42,948	(12,140)	36,160
Income tax expense	(11,126)	(1,877)	—	(13,003)

Income (loss) from continuing operations	(5,774)	41,071	(12,140)	23,157
Earnings from discontinued operations, net of tax	2,145	52,196	—	54,341

Net income (loss)	$(3,629)	$93,267	$(12,140)	$77,498

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)
Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
Nine Months Ended September 30, 2005	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Income (loss) from continuing operations	$(6,224)	$58,558	$(17,519)	$34,815
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	94,375	(42,788)	16,997	68,584

Net cash provided by (used in) by operating activities	88,151	15,770	(522)	103,399
Cash flows from investing activities:
Purchases of property and equipment, net	(4,771)	(16,688)	—	(21,459)
Purchases of new businesses	(60,107)	—	—	(60,107)
Other items	(4,998)	1,500	—	(3,498)

Net cash used in investing activities	(69,876)	(15,188)	—	(85,064)
Cash flows from financing activities:
Long-term borrowings, net	(1,522)	(995)	—	(2,517)
Proceeds from issuance of common stock	9,593	—	—	9,593
Other items	2,324	(522)	522	2,324

Net cash provided by (used in) financing activities	10,395	(1,517)	522	9,400
Effect of exchange rate changes on cash	—	(79)	—	(79)
Net increase (decrease) in cash	28,670	(1,014)	—	27,656
Cash at the beginning of the period	83,905	9,562	—	93,467

Cash at the end of the period	$112,575	$8,548	$—	$121,123

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
Nine Months Ended September 30, 2004	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Income (loss) from continuing operations	$(5,772)	$41,070	$(12,141)	$23,157
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	238,300	(99,418)	(85,466)	53,416

Net cash provided by (used in) operating activities	232,528	(58,348)	(97,607)	76,573
Cash flows from investing activities:
Purchases of property and equipment, net	(4,584)	(12,218)	—	(16,802)
Purchases of new businesses	(40,717)	(18)	—	(40,735)
Proceeds from sale of Spanish operations	—	229,510	(66,305)	163,205
Other items	(1,926)			(1,926)

Net cash provided by (used in) investing activities	(47,227)	217,274	(66,305)	103,742
Cash flows from financing activities:
Long-term borrowings, net	(6,534)	1,785	—	(4,749)
Proceeds from issuance of common stock	6,473	—	—	6,473
Other items	(7,532)	(163,913)	163,912	(7,533)

Net cash provided by (used in) financing activities	(7,593)	(162,128)	163,912	(5,809)
Net cash provided by discontinued operations	—	1,516	—	1,516
Effect of exchange rate changes on cash	—	232	—	232
Net increase (decrease) in cash	177,708	(1,454)	—	176,254
Cash at the beginning of the period	15,147	13,372	—	28,519

Cash at the end of the period	$192,855	$11,918	$—	$204,773

(6)	Related Party Transactions
      As discussed in Note 2, the Company regularly engages in purchases and sales of ownership interests in its facilities. During 2005, the Company has engaged in a series of investing transactions to acquire additional ownership in many of its Dallas/ Fort Worth facilities, which are operated in partnership with the Baylor Health Care System (“Baylor”) and local physicians. Baylor’s Chief Executive Officer, Joel T. Allison, is a member of the Company’s board of directors. This series of transactions has principally involved the Company and Baylor acquiring ownership interests from physician owners at each facility. In three cases, the Company has transferred some of its ownership in a facility to Baylor. The Company believes that the aggregate $2.3 million paid to the Company by Baylor for these equity interests in surgical facilities was negotiated on an arms’ length basis, with the sales price derived using the same methodology as that used in similar transactions with unrelated parties. Given that the Company is a net payer of cash in these transactions, no gain was recognized on the interests transferred to Baylor.
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

(7)	Commitments and Contingencies
      As of September 30, 2005, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $66.4 million. Of the total, $37.4 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and the remaining $29.0 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.4 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties. The Company has recourse with one of its joint venture partners to recover $7.2 million related to one of the Company’s guarantees should the Company be required to perform under the guarantee.
      As discussed more fully in Note 16 to the Company’s 2004 financial statements on Form 10-K, the Company sold its Spanish operations in September 2004 and indemnified the buyers with respect to taxes and other contingencies of the entities sold. With respect to the specific tax matter described in the Company’s Form 10-K, there has been no material change in the Company’s assessment of the probability or amount since the Company filed its Form 10-K. In addition, during 2005 another of the Spanish companies formerly owned by the Company was informed of a potential tax liability by Spanish tax authorities. As with the tax contingency which arose during 2004, the Company’s legal advisors believe that the Company, which has indemnified the current owners for such contingencies, has a strong case for not paying any tax related to either matter but that such a payment, up to an aggregate maximum total of approximately €2 million (equal to $2.4 million at September 30, 2005) for the two matters, is nevertheless reasonably possible. Accordingly, the Company has not accrued any liability related to either matter but is disclosing their nature and existence. If future circumstances indicate that such a payment is probable, the Company will accrue such an amount, which would be reflected in discontinued operations.
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
Overview
      We operate ambulatory surgery centers and private surgical hospitals in the United States and the United Kingdom. As of September 30, 2005, we operated 94 facilities, consisting of 91 in the United States and three in the United Kingdom. During September 2004, we sold our operations in Spain, where we had operated nine short-stay surgical facilities. All of the Company’s U.S. facilities include local physician owners, and a majority are also jointly owned with not-for-profit healthcare systems that have other healthcare businesses in the region. At September 30, 2005, we had agreements with not-for-profit healthcare systems providing for the joint ownership of 62 of our 91 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future.
      Our U.S. facilities, consisting of ambulatory surgery centers and private surgical hospitals (each are generally referred to herein as “short-stay surgical facilities”), specialize in non-emergency outpatient surgical cases, the volume of which has steadily increased over the past two decades due in part to advancements in medical technology. These facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. All but three of our facilities are located in the U.S., where we have focused increasingly on adding facilities with not-for-profit healthcare system partners (“hospital partners”). From December 31, 2001 to September 30, 2005, the number of facilities we own jointly with hospital partners has more than tripled, increasing from 19 to 62. All of the 15 facilities we are currently developing include a hospital partner. Several of these facilities are expected to open in 2005 or 2006.

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
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions which impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, revenue recognition, income taxes, and intangible assets.
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
      We also engage in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the nine months ended September 30, 2005, these transactions resulted in a net cash outflow of $41.8 million, of which

•	$33.6 million was paid to acquire additional ownership in nine facilities we operate in the Dallas/ Fort Worth market, net of proceeds from the sale of a portion of three other facilities in this same market,

•	$5.2 million was paid for equity method investments in two surgery centers near Kansas City, Missouri,

•	$4.7 million was paid for an equity method investment in a surgery center in the Sacramento, California area,

•	$5.5 million was paid to acquire additional ownership in a facility the we operate in New Jersey, and

•	$12.0 million was received from three not-for-profit healthcare systems for noncontrolling interests in six facilities we already operated. Included in these transactions are call options allowing the healthcare systems to acquire additional noncontrolling ownership interests in each facility in 2006. With respect to four of the facilities, the approximate sales price is $10.2 million and we have a put option with the same terms. With respect to the other two facilities, the systems have call options that, for one facility, fix the price at $2.0 million and in the other case base the price on a multiple of earnings when the option is exercised. We have no put options with respect to these two facilities.

•	$4.8 million of other net purchases of equity interests.
      During the second quarter of 2005, we opened three new ambulatory surgery centers. One is in a suburb of Dallas, Texas; another is in a suburb of Los Angeles, California; the third is in a suburb of Kansas City, Missouri. During the third quarter of 2005, we opened a new ambulatory surgery center in a suburb of Houston, Texas. During October 2005, we opened a new surgical hospital in Baton Rouge, Louisiana.
Sources of Revenue
      Revenues primarily include the following:

•	net patient service revenue of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and administrative services revenue, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.
      The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net patient service revenue	93%	90%	92%	90%
Management and administrative services revenue	7	10	8	10

Total revenues	100%	100%	100%	100%

      Net patient service revenue consists of the revenues earned by facilities we consolidate for financial reporting purposes. These revenues increased as a percentage of our total revenues in the three and nine months ended September 30, 2005, as compared to the corresponding prior year periods, primarily as a result of our increasing the number of facilities we consolidate for financial reporting purposes by six from September 30, 2004 to September 30, 2005. While we also added a net total of 14 unconsolidated facilities during this time period, the revenues we derive from unconsolidated facilities are limited to fees we earn for managing their operations and thus adding an unconsolidated facility generally increases our revenues by far less than adding a consolidated facility.
      Our management and administrative services revenues are earned from the following types of activities (in thousands):

	Three Months
	Ended		Nine Months
	September 30,		Ended September 30,

	2005	2004	2005	2004

Management of surgical facilities	$4,932	$4,248	$15,072	$13,435
Consulting and other services provided to physicians and related entities	3,587	4,841	12,316	14,861

Total management and administrative service revenues	$8,519	$9,089	$27,388	$28,296

      The following table summarizes our revenues by operating segment:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

United States	81%	78%	81%	76%
United Kingdom	19	22	19	24

Total	100%	100%	100%	100%
      The number of facilities we operate increased by 20 from September 30, 2004 to September 30, 2005. All of these additional facilities are in the United States. Accordingly, the proportion of our total revenues that is derived from the United States is higher for the three months and nine months ended September 30, 2005 than in the corresponding prior year periods.
      The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Total revenues	$111,101	$80,251	$320,377	$241,281
Depreciation and amortization	5,306	4,015	14,500	10,948
Operating income	27,220	21,104	83,142	76,662
Interest expense, net	2,759	2,486	7,853	6,436
Net income	24,535	18,270	74,708	69,172
Long-term debt	112,401	90,999	112,401	90,999
USPI’s equity in earnings of unconsolidated affiliates	5,747	3,622	17,221	14,081
USPI’s imputed weighted average ownership percentage based on affiliates’ net income(1)	23.4%	19.8%	23.1%	20.4%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	27.2%	22.7%	27.2%	22.7%
Unconsolidated facilities operated at period end	52	37	52	37

(1)	Calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This percentage is higher in 2005 due primarily to our acquisition of additional ownership in facilities we account for under the equity method.

(2)	Calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This percentage is higher in 2005 due primarily to our acquisition of additional ownership in facilities we account for under the equity method.
Results of Operations
      The following table summarizes certain statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Total revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	4.9	3.8	4.8	5.0
Operating expenses, excluding depreciation and amortization	(70.4)	(70.8)	(70.0)	(69.9)
Depreciation and amortization	(6.4)	(7.2)	(6.4)	(7.1)

Operating income	28.1	25.8	28.4	28.0
Minority interests in income of consolidated entities	(8.2)	(6.7)	(8.3)	(7.7)
Interest and other expense, net	(4.4)	(6.7)	(4.8)	(6.9)
Loss on early termination of credit facility	—	(1.7)	—	(0.6)

Income from continuing operations before income taxes	15.5	10.7	15.3	12.8
Income tax expense	(5.6)	(3.7)	(5.6)	(4.6)

Income from continuing operations	9.9	7.0	9.7	8.2
Earnings from discontinued operations	0.2	52.0	0.1	19.4

Net income	10.1%	59.0%	9.8%	27.6%

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
      Much of our growth in 2005 has been concentrated in facilities we account for under the equity method of accounting. Our equity in earnings of unconsolidated affiliates increased 59% in the third quarter of 2005 compared to the third quarter of 2004. Generally, this results from our strategy of partnering with not-for-profit hospitals and local physicians, which we believe improves the long-term profitability and potential of our facilities. All of our U.S. facilities are co-owned with physicians, and more than two-thirds of our U.S. facilities also include a not-for-profit hospital partner. During the twelve month period ended September 30, 2005 we added 20 facilities, and the number of facilities we co-own with a hospital partner increased by 19. We account for 15 of these 19 facilities under the equity method.
      Also contributing to this increase in equity in earnings of unconsolidated affiliates is improved performance at facilities we opened during 2004, most notably a surgical hospital we opened during the second quarter of 2004 that reached profitability during the third quarter of 2005, and our acquisition of additional ownership in nine facilities in the Dallas/ Fort Worth market.
      Our facility operating margins continue to be adversely impacted by the July 1, 2004 lapse of a managed care contract in a major market. However, now that the one year anniversary of this event has passed, the lapsed contract no longer affects our year-over-year comparisons, beginning with the third quarter of 2005. As we have described in previous quarters, the lapse of this managed care contract has resulted in our performing fewer cases in a major market as well as our being reimbursed for these cases at lower rates than we had received previously. We have reached agreement with this payer on a new contract effective during October 2005. We hope to recover much of the lost case volume while maintaining approximately the same average rate of reimbursement as we have earned from this payer in recent quarters without a contract.
Revenues
      Our consolidated revenues have increased compared to the prior year mostly as a result of newly developed or acquired U.S. facilities, driven in part by our reinvesting the cash proceeds of our September 2004 sale of the Spanish operations in U.S. facilities. However, we believe that our continued growth and success depends heavily on the performance of facilities we already operate, including those accounted for under the equity method as well as facilities that we consolidate for financial reporting purposes. Our revenue from same store facilities has continued to increase in 2005, driven by increases in the volume of surgical cases in the U.S. and of patient admissions for our hospitals in the United Kingdom, as well as an increase in the average rate of reimbursement for the surgeries performed at our U.S. facilities, most notably at three surgical hospitals we opened during the second quarter of 2004.
      Our domestic case volumes continue to be adversely affected by the third quarter 2004 lapse of a managed care contract in one market. During the third quarter of 2005, our domestic case volumes were also adversely impacted by two hurricanes, which caused seven of our Texas facilities to experience decreased case volume for several days toward the end of September 2005. However, the effect of these two events is expected to be mitigated somewhat once our new contract with this payer goes into effect during the fourth quarter of 2005, during which time we also expect to perform many of the cases postponed by the hurricanes.
      Our rates of reimbursement continue to be unfavorably impacted by workers’ compensation rate reductions in several states, although the year-over-year impact is not as significant now that the one year anniversary of the changes in Texas (September 2005) and California (January 2005) has been reached. However, our seven facilities in Tennessee are being adversely impacted by new rates enacted in that state that were effective beginning July 1, 2005.
      Overall, these factors have resulted in stronger same store facility revenue growth during the third quarter of 2005 than we have experienced in the earlier months of 2005. The following table summarizes our same store revenue growth rates, as compared to the three and nine months ended September 30, 2004:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

United States facilities:
Net revenue	13%	10%
Surgical cases	5%	5%
Net revenue per case(1)	7%	5%
United Kingdom facilities:
Net revenue using actual exchange rates	3%	8%
Net revenue using constant exchange rates(2)	5%	7%
All same store facilities:
Net revenue using actual exchange rates	12%	10%

(1)	Our overall domestic same store growth in net revenue per case was favorably impacted by the growth at our nine same store surgical hospitals, which on average perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. Net revenue per case of our same store ambulatory surgery centers increased 3% for the three months ended September 30, 2005, as compared to the corresponding prior year period. On a year-to-date basis, the net revenue per case of our same store ambulatory surgery centers remained flat as compared to the corresponding prior year period.

(2)	Measures current year using prior year exchange rates.

Joint Ventures With Not-For-Profit Hospitals
      The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (“de novos”) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. The following table summarizes our facilities as of September 30, 2005 and 2004, excluding our nine Spanish facilities, which were sold during September 2004:

	September 30,

	2005	2004

United States facilities(1):
With a hospital partner	62	43
Without a hospital partner	29	28

Total U.S. facilities	91	71
United Kingdom facilities	3	3

Total facilities operated	94	74

Change from September 30, 2004:
De novo (newly constructed)	7
Acquisition	14
Disposals(2)	(1)
Total increase in number of facilities	20

(1)	At September 30, 2005, physicians own a portion of all of these facilities.

(2)	We sold our ownership interest in a facility in Cottonwood, Arizona during the first quarter of 2005.
Facility Operating Margins
      U.S. same store operating margins during the third quarter of 2005 were, on average, slightly lower than the corresponding prior year period, as has been the case since the lapsed managed care contract discussed above began to unfavorably impact same store revenues during the third quarter of 2004. However, 2005 same store margins have moved closer to 2004 levels each quarter of 2005, fueled by the growth in facilities opened in early 2004 and, beginning with the third quarter of 2005, by the arrival of the one-year anniversary of the lapsed managed care contract. All of the facilities affected by this contract are co-owned with a not-for-profit hospital partner, as are our seven facilities being adversely impacted by recent workers’ compensation rate reductions in Tennessee. In addition to these factors, the average operating margin of our same store facilities with a hospital partner is being adversely impacted by the higher number of facilities we opened with hospital partners in 2004 as compared to earlier periods. As these facilities are added to the same store group in 2005, they reduce the average margin of the “with a hospital partner” group. This occurs because these facilities, while earning higher margins in 2005 than during 2004, are not yet earning margins as high as our more mature facilities. All 15 newly developed facilities we have added since the beginning of 2004 are co-owned with a hospital partner.
      Our U.K. facilities, which comprise 3 of our 94 facilities overall, experienced a decrease in the overall facility margins as a result of an unfavorable payer mix affecting one facility and a drop in referrals from the National Health Service (NHS). NHS referrals were higher than average in the third quarter of 2004 and lower than average in the third quarter of 2005; referrals from the NHS constitute only 4% of our U.K. revenues, on average.

      The following table summarizes our same store operating margins (see footnote 1 below), comparing the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2004:

	Three Months		Nine Months
	Ended	Increase	Ended	Increase
	September 30, 2005	(decrease)	September 30, 2005	(decrease)

United States facilities:
With a hospital partner	27.4%	(50) bps	30.1%	(280) bps
Without a hospital partner	28.2	100 bps	28.1	10 bps
Total U.S. facilities	27.6	(10) bps	29.6	(200) bps
United Kingdom facilities	21.5%	(280) bps	24.2%	(120) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
      Revenues increased by $20.8 million, or 21.6%, to $117.4 million for the three months ended September 30, 2005 from $96.6 million for the three months ended September 30, 2004. This increase consisted primarily of revenues of newly constructed or acquired facilities and additionally growth of our same store facilities. The net addition of consolidating facilities from September 30, 2004 to September 30, 2005 caused an increase of approximately $11.5 million of revenues, while revenues from same store facilities drove most of the remaining $9.3 million of revenue growth. The U.S. same store facilities performed approximately 5% more surgical cases and received an average of approximately 7% more per case during the three months ended September 30, 2005 than in the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2004 exchange rates for both periods, were $1.0 million higher during the three months ended September 30, 2005 than in the corresponding prior year period. The U.S. dollar being stronger relative to the British pound in 2005 than in the corresponding prior year period resulted in a $0.5 million decrease in U.K. revenues.
      Equity in earnings of unconsolidated affiliates increased by $2.1 million, or 58.7% to $5.7 million for the three months ended September 30, 2005 from $3.6 million for the three months ended September 30, 2004. This increase is primarily attributed to our increased focus on joint venture with hospital partners, the ramp up of facilities opened in 2004, and increased ownership in nine facilities we operate in the Dallas/ Fort Worth market.
      Operating expenses, excluding depreciation and amortization, increased by $14.2 million, or 20.9%, to $82.6 million for the three months ended September 30, 2005 from $68.4 million for the three months ended September 30, 2004. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 70.4% for the three months ended September 30, 2005 from 70.8% for the three months ended September 30, 2004. This decrease as a percentage of revenues is primarily attributable to the growth in facilities opened in 2004 and our leveraging corporate overhead over a larger number of facilities, including a reduction in corporate bonus expense calculated per the Company’s bonus plan during the third quarter of 2005.
      Operating income increased $8.1 million, or 32.6%, to $33.0 million for the three months ended September 30, 2005 from $24.9 million for the three months ended September 30, 2004. Operating income, as a percentage of revenues, increased to 28.1% for the three months ended September 30, 2005 from 25.8% for the three months ended September 30, 2004, primarily as a result of our leveraging corporate overhead and the growth in margins at facilities opened in 2004.
      Depreciation and amortization increased $0.6 million, or 8.4%, to $7.5 million for the three months ended September 30, 2005 from $6.9 million for the three months ended September 30, 2004, primarily as a result of additional depreciation on tangible assets added through acquisitions of surgical facilities. Depreciation and amortization, as a percentage of revenues, decreased to 6.4% for the three months ended September 30, 2005 from 7.2% for the three months ended September 30, 2004 due to our increased revenue.
      Interest expense, net of interest income, decreased 16.5% to $5.6 million for the three months ended September 30, 2005 from $6.6 million for the three months ended September 30, 2004 primarily as a result of additional interest income earned on our increased cash balance, which resulted from the sale of our Spanish operations during 2004, more than offsetting our subsidiaries borrowing a portion of the costs of developing and expanding facilities.
      Net income from continuing operations was $11.7 million for the three months ended September 30, 2005 compared to $6.7 million for the three months ended September 30, 2004. This $5.0 million improvement primarily results from the increases in revenues, equity in earnings of unconsolidated affiliates, and operating income margins discussed above.
      Effective September 9, 2004 we sold our Spanish operations. As a result, our 2004 income statement reflects the historical results of our Spanish operations in discontinued operations. During the third quarter of 2005, we finalized the calculation of the tax liability arising from our sale of the Spanish operations, resulting in a $0.2 million increase to the net gain on the sale.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
      Revenues increased by $76.5 million, or 27.3%, to $357.4 million for the nine months ended September 30, 2005 from $280.9 million for the nine months ended September 30, 2004. This increase consisted primarily of revenues of newly constructed or acquired facilities and additionally through growth of our same store facilities. The net addition of consolidating facilities from September 30, 2004 to September 30, 2005 caused an increase of approximately $47.4 million of revenues, while revenues from same store facilities drove most of the remaining $29.1 million of revenue growth. The U.S. same store facilities performed approximately 5% more surgical cases and received an average of approximately 5% more per case during the nine months ended September 30, 2005 than in the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2004 exchange rates for both periods, were $4.6 million higher during the nine months ended September 30, 2005 than in the corresponding prior year period. The U.S. dollar being weaker relative to the British pound in 2005 than in the corresponding prior year period resulted in a $0.6 million increase in U.K. revenues.
      Equity in earnings of unconsolidated affiliates increased by $3.1 million, or 22.3% to $17.2 million for the nine months ended September 30, 2005 from $14.1 million for the nine months ended September 30, 2004. This increase is primarily attributed to our increased focus on joint venture with hospital partners, the ramp up of facilities opened in 2004, and increased ownership in nine facilities we operate in the Dallas/ Fort Worth market.
      Operating expenses, excluding depreciation and amortization, increased by $53.9 million, or 27.4%, to $250.4 million for the nine months ended September 30, 2005 from $196.5 million for the nine months ended September 30, 2004. On a year to date basis our overall operating expenses, excluding depreciation and amortization, as a percentage of revenues, remained flat primarily as a consequence of slower revenue growth caused by decreases in rates of reimbursement for workers compensation cases in Texas and by the lapse of a managed care contract in a major market, offset by our leveraging corporate overhead over a larger number of facilities and by the growth in our same store surgical hospitals.
      Operating income increased $22.7 million, or 28.9%, to $101.4 million for the nine months ended September 30, 2005 from $78.7 million for the nine months ended September 30, 2004. Operating income, as a percentage of revenues, increased to 28.4% for the nine months ended September 30, 2005 from 28.0% for the nine months ended September 30, 2004, primarily as a result of the favorable impact of growing our facilities and leveraging corporate overhead, as described above. A key factor affecting year-over-year operating margin comparisons is the lapse of the managed care contract described above. Since this contract lapsed July 1, 2004, its unfavorable impact on our year-over-year margins is more significant to our results for the nine months ended September 30, 2005 than for the three months then ended.

      Depreciation and amortization increased $3.1 million, or 15.5%, to $22.9 million for the nine months ended September 30, 2005 from $19.8 million for the nine months ended September 30, 2004, primarily as a result of additional depreciation on tangible assets added through acquisitions and expansions of our facilities. Depreciation and amortization, as a percentage of revenues, decreased to 6.4% for the nine months ended September 30, 2005 from 7.1% for the nine months ended September 30, 2004 due to our increased revenue.
      Interest expense, net of interest income, decreased 10.0% to $17.6 million for the nine months ended September 30, 2005 from $19.5 million for the nine months ended September 30, 2004 primarily as a result of additional interest income earned on our increased cash balance, which resulted from the sale of our Spanish operations during 2004, more than offsetting our subsidiaries borrowing a portion of the costs of developing and expanding facilities.
      Net income from continuing operations was $34.8 million for the nine months ended September 30, 2005 compared to $23.2 million for the nine months ended September 30, 2004. This $11.6 million improvement primarily results from the increases in revenues, equity in earnings of unconsolidated affiliates, and operating income margins discussed above.
      Effective September 9, 2004 we sold our Spanish operations. As a result, our 2004 income statement reflects the historical results of its Spanish operations in discontinued operations. During the third quarter of 2005, we finalized the calculation of the tax liability arising from our sale of the Spanish operations, resulting in a $0.2 million increase to the net gain on the sale.
Liquidity and Capital Resources
      During the nine months ended September 30, 2005, the Company generated $103.4 million of cash flows from operating activities as compared to $76.6 million during the nine months ended September 30, 2004. Cash flows from operating activities increased $26.8 million, or 35%, from the prior year period, primarily as a result of the increase in income from continuing operations.
      During the nine months ended September 30, 2005, the Company’s net cash used in investing activities was $85.1 million, consisting primarily of $21.5 million for the purchase of property and equipment and $60.1 million for the purchase of equity ownership interests in surgical facilities, including those under development. Approximately $5.9 million of the property and equipment purchases related to ongoing development and expansion projects and the remaining $15.6 million represents purchases of equipment at existing facilities. Net cash provided by financing activities during the nine months ended September 30, 2005 totaled $9.4 million including an increase of $14.1 million as a result of the Company beginning to hold the undistributed cash of its unconsolidated affiliates. Cash and cash equivalents were $121.1 million at September 30, 2005 as compared to $93.5 million at December 31, 2004, and net working capital was $79.9 million at September 30, 2005 as compared to $87.2 million at December 31, 2004, with the reduction primarily attributable to our continuing deployment of the cash proceeds of the sale of the Spanish operations, which results in primarily noncurrent assets being acquired.
      Our credit agreement in the United Kingdom provides for total borrowings of £52.5 million (approximately $92.9 million as of September 30, 2005) under four separate facilities. At September 30, 2005, total outstanding borrowings under this credit agreement were approximately $64.4 million which represents total borrowings net of scheduled repayments of $23.0 million that have been made under the agreement, and approximately $5.5 million was available for borrowing, primarily for capital projects specified in the agreement. Borrowings under the United Kingdom credit facility bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. We pledged the capital stock of our U.K. subsidiaries to secure borrowings under the United Kingdom credit facility. We were in compliance with all covenants under our U.K. credit agreement as of September 30, 2005.
      In addition, the indenture governing our Senior Subordinated Notes contains various restrictive covenants, including covenants that limit our ability and the ability of certain of our subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock. We were in compliance with all covenants related to our Senior Subordinated Notes as of September 30, 2005.
      Our contractual cash obligations as of September 30, 2005 may be summarized as follows:

	Payments Due by Period

		Within 1	1 to 3	4 to 5	Beyond 5
Contractual Cash Obligations	Total	Year	Years	Years	Years

	(In thousands)
Long term debt obligations (principal plus interest)(1):
Senior Subordinated Notes	$247,500	$15,000	$30,000	$30,000	$172,500
U.K. credit facility	78,184	10,101	23,988	44,095	—
Other debt at operating subsidiaries	24,718	5,709	10,149	6,514	2,346
Capitalized lease obligations	102,198	10,045	15,869	12,183	64,101
Operating lease obligations	53,645	9,636	16,776	12,073	15,160

Total contractual cash obligations	$506,245	$50,491	$96,782	$104,865	$254,107

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the September 30, 2005 rates applicable to each debt instrument.
      Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $71.8 million at September 30, 2005, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 51.0% at September 30, 2005. Additionally, our unconsolidated affiliates, which we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements. At September 30, 2005, the total obligations of these unconsolidated affiliates under debt and capital lease obligations was approximately $112.4 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt and capitalized lease obligations, of these unconsolidated affiliates was 27.2% at September 30, 2005. USPI or one of its wholly owned subsidiaries had collectively guaranteed $29.0 million in total debt and lease obligations of our unconsolidated affiliates as of September 30, 2005.
      In addition, it is possible we may have to pay the buyers of our Spanish operations up to approximately €2 million ($2.4 million at September 30, 2005) related to Spanish tax contingencies for which we indemnified the buyers, although we do not presently believe the likelihood of our making any such payment is probable, as discussed more fully in Note 16 to our 2004 year-end financial statements and Note 7 to the quarterly financial statements included in this Form 10-Q.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
      We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime, LIBOR or Euribor. At September 30, 2005, $149.1 million of our total outstanding notes payable consisted of the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $14.0 million was in other fixed rate instruments and the remaining $70.5 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of $0.7 million. The Senior Subordinated Notes, which represent 91% of our total fixed rate debt at September 30, 2005, are considered to have a fair value, based upon recent trading, of $162.0 million, which is approximately $12.9 million higher than the carrying value at September 30, 2005.
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
      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
      Reports on Form 8-K:

The Company furnished a report on Form 8-K dated July 29, 2005, pursuant to Item 2.02 of Form 8-K, containing a news release announcing the Company’s results of operations for the quarter and six months ended June 30, 2005.

The Company filed a report on Form 8-K dated July 29, 2005, pursuant to Item 1.01 of Form 8-K, announcing the Company’s entry into various employment agreements.

The Company filed a report on Form 8-K dated September 7, 2005, pursuant to Item 7.01 of Form 8-K, containing a copy of materials dated September 2005 and prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

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
Date: November 2, 2005

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