Form 10-K
period 2005-12-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2006-02-28
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,498,275,198 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

As of February 24, 2006, 44,326,291 shares of the Registrant’s Common Stock, were outstanding

Documents Incorporated by Reference

Part III — Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held May 3, 2006.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
2005 ANNUAL REPORT ON FORM 10-K

Note:	The responses to Items 10 through 14 will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held May 3, 2006. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.
List of the Company's Subsidiaries
Consent of KPMG LLP
Power of Attorney - Donald E. Steen
Power of Attorney - Joel T. Allison
Power of Attorney - John C. Garrett, M.D.
Power of Attorney - Thomas L. Mills
Power of Attorney - James Ken Newman
Power of Attorney - Boone Powell, Jr.
Power of Attorney - Paul B. Queally
Power of Attorney - Jerry P. Widman
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, and the document incorporated herein by reference, including, without limitation, statements containing the words “believes”, “anticipates”, “expects”, “continues”, “will”, “may”, “should”, “estimates”, “intends”, “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into and retain managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the U.S. and the United Kingdom; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians, nurses, other health care professionals and other personnel; our significant indebtedness; the availability of suitable acquisition and development opportunities and the length of time it takes to accomplish acquisitions and developments; our ability to integrate new and acquired businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks and uncertainties discussed in this Annual Report on Form 10-K. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

PART I

Item 1.	Business

General

United Surgical Partners International, Inc. (together with its subsidiaries, “we”, the “Company” or “USPI”) owns and operates short stay surgical facilities including surgery centers and private surgical hospitals in the United States and the United Kingdom. We focus on providing high quality surgical facilities that meet the needs of patients, physicians and payors better than hospital-based and other outpatient surgical facilities. We believe that our facilities (1) enhance the quality of care and the healthcare experience of patients, (2) offer significant administrative, clinical and economic benefits to physicians, (3) offer a strategic approach for our health system partners to expand capacity and access within the markets they serve and (4) offer an efficient and low cost alternative to payors. We acquire and develop our facilities through the formation of strategic relationships with physicians and not-for-profit healthcare systems to better access and serve the communities in our markets. Our operating model is efficient and scalable, and we have adapted it to each of our markets. We believe that our acquisition and development strategy and operating model enable us to continue to grow by taking advantage of highly-fragmented markets and an increasing demand for short stay surgery.

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

Donald E. Steen, our chairman, and a private equity firm formed USPI in February 1998. We operate surgery centers and private surgical hospitals in the United States and the United Kingdom. As of December 31, 2005, we operated 99 facilities, consisting of 96 in the United States and three in the United Kingdom. Of the 96 U.S. facilities, 66 are jointly owned with major not-for-profit healthcare systems. Overall, as of December 31,

2005, we held ownership interests in 98 of the facilities and operated the remaining facility under a service and management contract. Our revenues for 2005 were $474.7 million, up 22% from $389.5 million for 2004.

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

Industry Background

We believe many physicians prefer surgery centers and private surgical hospitals over general acute care hospitals. We believe that this is due to the elective nature of the procedures performed at our surgery centers and private surgical hospitals, which allows physicians to schedule their time more efficiently and therefore increase the number of surgeries they can perform in a given amount of time. In addition, outpatient facilities usually provide physicians with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases. While surgery centers and private surgical hospitals generally perform scheduled surgeries, private acute care hospitals and national health service facilities generally provide a broad range of services, including high priority and emergency procedures. Medical emergencies often demand the unplanned use of operating rooms and result in the postponement or delay of scheduled surgeries, disrupting physicians’ practices and inconveniencing patients. Surgery centers and private surgical hospitals in the United States and the United Kingdom are designed to improve physician work environments and improve physician efficiency. In addition, many physicians choose to perform surgery in facilities like ours because their patients prefer the comfort of a less institutional atmosphere and the convenience of simplified admissions and discharge procedures.

United States

According to Verispan’s 2005 Outpatient Surgery Center Market Report, the number of outpatient surgery centers increased 73% from 2,900 in 2000 to 4,950 in 2005. New surgical techniques and technology, as well as advances in anesthesia, have significantly expanded the types of surgical procedures that are being performed in surgery centers and have helped drive the growth in outpatient surgery. Lasers, arthroscopy, enhanced endoscopic techniques and fiber optics have reduced the trauma and recovery time associated with many surgical procedures. Improved anesthesia has shortened recovery time by minimizing post-operative side effects such as nausea and drowsiness, thereby avoiding the need for overnight hospitalization in many cases. In addition, some states in the United States permit surgery centers to keep a patient for up to 23 hours. This allows more complex surgeries, previously only performed in an inpatient setting, to be performed in a surgery center.

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

United Kingdom

The United Kingdom provides government-funded healthcare to all of its residents through a national health service. However, due to funding and capacity limitations, the demand for healthcare services exceeds the public system’s capacity. In response to these shortfalls, private healthcare networks and private insurance companies have developed in the United Kingdom. Approximately 11% of the U.K. population has private insurance to cover elective surgical procedures, and another rapidly growing segment of the population pays for elective procedures from personal funds. For the year ended December 31, 2005, in the United Kingdom, we derived approximately 55% of our revenues from private insurance, approximately 39% from self-pay patients, who typically arrange for payment prior to surgery being performed, and approximately 6% from government payors.

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

Attract and retain top quality surgeons and other physicians

Since physicians provide and influence the direction of healthcare in the U.S. and U.K., we have developed our operating model to encourage physicians to affiliate with us and to use our facilities as an extension of their practices. We believe we attract physicians because we design our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols to increase physician productivity and promote their professional and financial success. We believe this focus on physicians, combined with providing high quality healthcare in a friendly and convenient environment for patients, will continue to increase case volumes at our facilities. In addition, in the United States, we generally offer physicians the opportunity to purchase equity interests in the facilities they use as an extension of their practices. We believe this opportunity attracts quality physicians to our facilities and ownership increases the physicians’ involvement in facility operations, enhancing quality of patient care, increasing productivity and reducing costs.

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

Enhance operating efficiencies

Once we acquire a new facility in the U.S., we integrate it into our existing network by implementing a specific action plan to support the local management team and incorporate the new facility into our group purchasing contracts. We also implement our systems and protocols to improve operating efficiencies and contain costs. Our most important operational tool is our management system “Every Day Giving Excellence,” which we refer to as USPI’s EDGE. This proprietary measurement system allows us to track our clinical, service and financial performance, best practices and key indicators in each of our facilities. Our goal is to use USPI’s EDGE to ensure that we provide each of the patients using our facilities with high quality healthcare, offer physicians a superior work environment and eliminate inefficiencies. Using USPI’s EDGE, we track and monitor our performance in areas such as (1) providing surgeons the equipment, supplies and surgical support they need, (2) starting cases on time, (3) minimizing turnover time between cases, and (4) providing efficient case and personnel schedules. USPI’s EDGE compiles and organizes the specified information on a daily basis and is easily accessed over the Internet by our facilities on a secure basis. The information provided by USPI’s EDGE enables our employees, facility administrators and management to analyze trends over time and share processes and best practices among our facilities. In addition, the information is used as an evaluative tool by our administrators and as a budgeting and planning tool by our management. USPI’s EDGE is now deployed in all of our U.S. facilities.

Recent Developments

Effective January 1, 2006 the Company acquired five ambulatory surgery centers in the St. Louis, Missouri area for approximately $50.3 million in cash, of which $8.3 million was paid in December 2005.

On January 27, 2006, the Company signed an agreement to acquire Surgis, Inc. in a cash merger transaction in which the enterprise value for Surgis was $200 million. Surgis operates 24 surgery centers and has seven additional facilities under development. Twenty of those facilities are in markets where we or one of our not-for-profit healthcare system partners already operate. The closing, which is subject to certain closing conditions, including regulatory approval, is expected to occur in April 2006.

In addition, on February 21, 2006, the Company executed a new revolving credit facility with SunTrust Bank as administrative agent. The new facility provides for borrowings of up to $200 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Operations

Operations in the United States

Our operations in the United States consist primarily of our ownership and management of surgery centers. As of December 31, 2005, we have ownership interests in 85 surgery centers and ten private surgical hospitals and operate, through a long-term service agreement, one additional surgery center. Additionally, we acquired interests in five facilities in the St. Louis, Missouri area effective January 1, 2006, opened a new facility in Fort Worth, Texas during February 2006, and have announced the pending Surgis acquisition. We also own interests in and expect to operate four more surgery centers that are currently under construction and have nine projects under development, all of which include a hospital partner, and numerous other potential projects in various stages of consideration, which may result in our adding additional facilities during 2006. Over 4,500 physicians have privileges to use our facilities. Our surgery centers are licensed outpatient surgery centers, and our private surgical hospitals are licensed as hospitals. Each of these facilities is generally equipped and staffed for multiple surgical specialties and located in freestanding buildings or medical office buildings. Our average surgery center has approximately 13,000 square feet of space with four operating rooms, as well as ancillary areas for preparation, recovery, reception and administration. Our surgery center facilities range from a 4,000 square foot, one operating room facility to a 33,000 square foot, nine operating room facility. Our surgery centers are normally open weekdays from 7:00 a.m. to approximately 5:00 p.m. or until the last patient is discharged. We estimate that a surgery center with four operating rooms can accommodate up to 6,000 procedures per year. Our surgical hospitals average 40,000 square feet of space with six operating rooms, ranging in size from 17,000 to 68,000 square feet and having from 4 to 8 operating rooms.

Our surgery center support staff typically consists of registered nurses, operating room technicians, an administrator who supervises the day-to-day activities of the surgery center, and a small number of office staff. Each center also has appointed a medical director, who is responsible for and supervises the quality of medical care provided at the center. Use of our surgery centers is generally limited to licensed physicians, podiatrists and oral surgeons who are also on the medical staff of a local accredited hospital. Each center maintains a peer review committee consisting of physicians who use our facilities and who review the professional credentials of physicians applying for surgical privileges.

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

Generally, our surgical facilities are limited partnerships, limited liability partnerships or limited liability companies in which ownership interests are also held by local physicians who are on the medical staff of the centers. Our ownership interests in the facilities range from 9% to 80%. Our partnership and limited liability company agreements typically provide for the monthly or quarterly pro rata distribution of cash equal to net profits from operations, less amounts held in reserve for expenses and working capital. Our facilities derive their operating cash flow by collecting a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. Our billing systems estimate revenue and generate contractual adjustments based on a fee schedule for over 80% of the total cases performed at our facilities. For the remaining cases, the contractual allowance is estimated based on the historical collection percentages of each facility by payor group. The historical collection percentage is updated quarterly for each facility. We estimate each patient’s financial obligation prior to the date of service. We request payment of that obligation at the time of service. Any amounts not collected at the time of service are subject to our normal collection and reserve policy. We also have a management agreement with each of the facilities under which we provide day-to-day management services for a management fee that is typically a percentage of the net revenues of the facility.

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

Strategic Relationships

A key element of our business strategy is to pursue strategic relationships with not-for-profit healthcare systems (hospital partners) in selected markets. Of our 96 U.S. facilities, 66 are jointly-owned with not-for-profit healthcare systems. Our strategy involves developing these relationships in three primary ways. One way is by adding new facilities in existing markets with our existing hospital partners. An example of this is our relationship with the Baylor Health Care System in Dallas, Texas. Our joint ventures with Baylor own a network of 22 operational surgical facilities that serve the approximately four million people in the Dallas / Fort Worth area. These joint ventures have added new facilities each year since their inception in 1999, including two during 2005, and we opened our newest facility, in Fort Worth, Texas, during February 2006, expanding our network with Baylor to 23 facilities.

Another way we develop these relationships is through expansion into new markets, both with existing hospital partners and with new partners. An example of this strategy with an existing partner is our expansion into new markets with Catholic Healthcare West (CHW). Our relationship with CHW began in 1998 with a facility in Las Vegas, Nevada, expanded into Phoenix, Arizona with three facilities, two of which were newly developed during 2003, and continues as we enter new markets in California, where during 2005, we have opened two newly developed facilities and acquired one. Currently, we have three facilities under development with CHW. Another example of this strategy is our relationship with Ascension Health, with whom we jointly own facilities in Nashville, Tennessee and with whom we entered the Baltimore, Maryland market through the acquisition of an equity interest in a facility during 2004. In 2005 we expanded this relationship into the Austin, Texas and Kansas City, Missouri markets with the opening of two new (de novo) facilities. During 2004 we entered the Oklahoma market with a new partner, INTEGRIS Health, through the acquisition of equity interests in two facilities, and opened facilities with CHRISTUS Health in San Antonio, Texas, with Bon Secours Health System in Newport News, Virginia, and Providence Health System, in Mission Hills, California. In 2005, we contributed one of our San Antonio facilities into the Christus relationship and opened one de novo facility with Bon Secours. We also added a partnership with North Kansas City Hospital in connection with the acquisition of two Kansas City facilities.

A third way we develop our strategic relationships with not-for-profit healthcare systems is through the contribution of our ownership interests in existing facilities to a joint venture relationship. During 2003 and 2004 we added a not-for-profit hospital partner to six facilities we had previously operated without a hospital partner. During 2005 we added a not-for-profit hospital partner to seven facilities, the most significant of which was the partnership with Evanston Northwest Healthcare in four of our Chicago facilities. We expect to add a not-for-profit hospital partner in the future to some of the remaining 30 facilities that do not yet have such a partner.

Operations in the United Kingdom

We operate three private hospitals in greater London. We acquired Parkside Hospital and Holly House Hospital in 2000 and Highgate Hospital in 2003. Parkside Hospital, located in Wimbledon, a suburb southwest of London, has 72 registered acute care beds, including four high dependency beds and four operating theatres, one of which is a dedicated endoscopy suite. Parkside also has its own on-site pathology laboratory which provides services to the on-site cancer treatment center. The imaging department, which has been extensively upgraded in the past three years, has an MRI scanner, CT scanner, and two X-ray screening rooms, plus mammography, dental and ultrasound services available. Approximately 420 surgeons, anesthesiologists, and physicians have admitting privileges to the hospital. Parkside’s key specialties include orthopedics, oncology, gynecology, neurosurgery, ear-nose-throat, endoscopy and general surgery, and the hospital is currently expanding its day case capacity.

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

Holly House Hospital, located in a suburb northeast of London near Essex, has 55 registered acute care beds, including three high dependency beds. The hospital has three operating theatres and its own on-site pathology laboratory and pharmacy. A diagnostic suite houses MRI and CT scanners, X-ray screening rooms, mammography, ultrasound, and other imaging services. Over 270 surgeons, anesthesiologists, and physicians have admitting privileges at the hospital, and there are well-established orthopedic, plastic, in vitro fertilization, and general surgery practices.

Highgate Hospital is a 32 bed acute care hospital located in the affluent Highgate area of London. The hospital has an established cosmetic surgery business and additional practices including endoscopy and general surgery are being developed.

Case Mix

The following table sets forth the percentage of our revenues determined based on internally reported case volume from our U.S. facilities and internally reported revenue from our U.K. facilities for the year ended December 31, 2005 from each of the following specialties:

Specialty	U.S.	U.K.

Orthopedic	23%	25%
Pain management	19	1
Gynecology	3	12 (1)
General surgery	5	16
Ear, nose and throat	6	2
Gastrointestinal	17	1
Plastic surgery	5	21
Ophthalmology	10	2
Other	12	20

Total	100%	100%

(1)	Also includes in vitro fertilization.

Payor Mix

The following table sets forth the percentage of our revenues determined based on internally reported case volume from our U.S. surgical facilities and internally reported revenue from our U.K. facilities for the year ended December 31, 2005 from each of the following payors:

Payor	U.S.	U.K.

Private insurance	66%	55%
Self-pay	4	39
Government	28 (1)	6
Other	2	—

Total	100%	100%

(1)	Based solely on case volume. Because government payors typically pay less than private insurance, the percentage of our U.S. revenue attributable to government payors is approximately 11% for Medicare and 1% for Medicaid.

The following table sets forth information relating to the not-for-profit healthcare systems with which we were affiliated as of December 31, 2005:

		Number of
		Facilities
Healthcare System	Geographical Focus	Operated with USPI

Single Market Systems:
Baylor Health Care System	Dallas/Fort Worth, Texas	22
Memorial Hermann Healthcare System	Houston, Texas	6
Evanston Northwestern Healthcare	Chicago, Illinois	4
Meridian Health System	New Jersey	4
INTEGRIS Health	Oklahoma	2
Covenant Health:	Eastern Tennessee	1
Fort Sanders Parkwest Medical Center	Knoxville, Tennessee
Decatur General Hospital	Decatur, Alabama	1
Mountain States Health Alliance:	Northeast Tennessee	1
Johnson City Medical Center	Johnson City, Tennessee
Northside Cherokee Hospital	Canton, Georgia	1
Robert Wood Johnson University Hospital	East Brunswick, New Jersey	1
Sarasota Memorial Hospital	Sarasota, Florida	1
McLaren Health Care Corporation	Michigan		(a)
North Kansas City Hospital	Kansas City, Missouri	2

Number of
Facilities
Healthcare System	Geographical Focus	Operated with USPI

Multi-Market Systems:
Adventist Health System:	12 states (b)		(a)
Huguley Memorial Medical Center	Fort Worth, Texas
Ascension Health:	19 states and D.C. (c)	8
Carondelet Health System (1 facility)	Blue Springs, Missouri
St. Thomas Health Services System (5 facilities)	Middle Tennessee
St. Agnes Healthcare (1 facility)	Baltimore, Maryland
Seton Healthcare Network (1 facility)	Austin, Texas
Bon Secours Health System:	Nine eastern states (d)	2
Mary Immaculate Hospital	Newport News, Virginia
Memorial Regional Medical Center	Richmond, Virginia
Catholic Healthcare West:	California, Arizona, Nevada	7
Mercy Hospital of Folsom (1 facility)	Sacramento, California
San Gabriel Valley Medical Center (1 facility)	San Gabriel, California
St. John’s Regional Medical Center (1 facility)	Oxnard, California
St. Joseph’s Hospital and Medical Center (1 facility) and Arizona Orthopedic Surgical Hospital (2 facilities)	Phoenix, Arizona
St. Rose Dominican Hospital (1 facility)	Henderson, Nevada
CHRISTUS Health:	Seven states (e)	2
Christus Santa Rosa Health Corporation	San Antonio, Texas
Providence Health System:	Four western states (f)	1
Providence Holy Cross Medical Center	Mission Hills, California

Totals		66

(a)	A joint venture agreement has been signed and projects have been initiated, but no facilities in this joint venture are yet operational.

(b)	Colorado, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Michigan, North Carolina, Tennessee, Texas and Wisconsin.

(c)	Alabama, Arkansas, Arizona, Connecticut, District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Louisiana, Maryland, Michigan, Missouri, New York, Pennsylvania, Tennessee, Texas, Washington, and Wisconsin.

(d)	Florida, Kentucky, Maryland, Michigan, New Jersey, New York, Pennsylvania, South Carolina, and Virginia.

(e)	Arkansas, Georgia, Louisiana, Missouri, Oklahoma, Texas, and Utah.

(f)	Alaska, California, Oregon, and Washington.

Facilities

The following table sets forth information relating to the facilities that we operated as of December 31, 2005:

	Date of		Number of	Percentage
	Acquisition or		Operating	Owned by
Facility	Affiliation		Rooms	USPI

United States
Atlanta
*Advanced Surgery Center of Georgia, Canton, Georgia (1)	3/27/02		3	31
East West Surgery Center, Austell, Georgia	9/1/00	(2)	3	48
Lawrenceville Surgery Center, Lawrenceville, Georgia	8/1/01		2	15
Northwest Georgia Surgery Center, Marietta, Georgia	11/1/00	(2)	2	15
Orthopaedic South Surgical Center, Morrow, Georgia	11/28/03		2	15
Resurgens Surgical Center, Atlanta, Georgia	10/1/98	(2)	4	48
Roswell Surgery Center, Roswell, Georgia	10/1/00	(2)	3	15
Chicago
*Same Day Surgery 25 East, Chicago, Illinois	10/15/04		4	74
*Same Day Surgery Elmwood Park, Elmwood Park, Illinois	10/15/04		3	60
*Same Day Surgery North Shore, Evanston, Illinois	10/15/04		2	72
*Same Day Surgery River North, Chicago, Illinois	10/15/04		4	55
Same Day Surgery Six Corners, Chicago, Illinois (5)	10/15/04		4	50
Dallas/Fort Worth
*Baylor Medical Center at Frisco, Frisco, Texas (3)	9/30/02		6	25
*Baylor Surgicare, Dallas, Texas (1)	6/1/99		6	27
*Baylor Surgicare at Denton, Denton, Texas (1)	2/1/99		4	27
*Baylor Surgicare at Grapevine, Grapevine, Texas	2/16/02		4	29
*Baylor Surgicare at Lewisville, Lewisville, Texas (1)	9/16/02		6	35
*Bellaire Surgery Center, Fort Worth, Texas	10/15/02		4	25
*Heath Surgicare, Rockwall, Texas	11/1/04		3	30
*Irving-Coppell Surgical Hospital, Irving, Texas(3)	10/20/03		5	7
*Mary Shiels Hospital, Dallas, Texas (3)	4/1/03		5	27
*Medical Centre Surgical Hospital, Fort Worth, Texas (3)	12/18/98		8	43
*Metroplex Surgicare, Bedford, Texas (1)	12/18/98		5	43
*North Central Surgery Center, Dallas, Texas	12/12/05		5	14
*North Garland Surgery Center, Garland, Texas	5/1/05		6	25
*North Texas Surgery Center, Dallas, Texas (1)	12/18/98		4	44
*Park Cities Surgery Center, Dallas, Texas (1)	6/9/03		4	41
*Physicians Day Surgery Center, Dallas, Texas	10/12/00		4	27
*Physicians Surgical Center of Fort Worth, Fort Worth, Texas	7/13/04		4	9
*Premier Ambulatory Surgery Center of Garland, Garland, Texas	2/1/99		2	35
*Surgery Center of Arlington, Arlington, Texas (1)	2/1/99		6	41
*Texas Surgery Center, Dallas, Texas (1)	6/1/99		4	27
*Trophy Club Medical Center, Trophy Club, Texas (3)	5/3/04		6	36
*Valley View Surgery Center, Dallas, Texas	12/18/98		4	34

	Date of		Number of	Percentage
	Acquisition or		Operating	Owned by
Facility	Affiliation		Rooms	USPI

Houston
*Doctors Outpatient Surgicenter, Pasadena, Texas	9/1/99		5	46
*Memorial Hermann Surgery Center Northwest, Houston, Texas	9/1/04		5	11
*Memorial Hermann Surgery Center — The Woodlands, The Woodlands, Texas	8/9/05		4	10
*Sugar Land Surgical Hospital, Sugar Land, Texas (3)	12/28/02		4	13
*TOPS Surgical Specialty Hospital, Houston, Texas (3)	7/1/99		7	46
*United Surgery Center — Southeast, Houston, Texas (1)	9/1/99		3	37
Kansas City
*Briarcliff Surgery Center, Kansas City, Missouri	6/1/05		2	29
Creekwood Surgery Center, Kansas City, Missouri (1)	7/29/98		4	62
*Liberty Surgery Center, Liberty, Missouri	6/1/05		2	30
*Saint Mary’s Surgical Center, Blue Springs, Missouri	5/1/05		4	21
Los Angeles
Coast Surgery Center of South Bay, Torrance, California (1)	12/18/01		3	61
Pacific Endo-Surgical Center, Torrance, California	8/1/03		1	60
*San Fernando Valley Surgery Center, Mission Hills, California	11/1/04		4	34
*San Gabriel Ambulatory Surgery Center, San Gabriel, California	4/1/05		3	41
San Gabriel Valley Surgical Center, West Covina, California	11/16/01		4	59
The Center for Ambulatory Surgical Treatment, Los Angeles, California	11/14/02		4	63
Nashville
*Baptist Ambulatory Surgery Center, Nashville, Tennessee	3/1/98	(2)	6	22
*Baptist Plaza Surgicare, Nashville, Tennessee	12/3/03		9	20
*Middle Tennessee Ambulatory Surgery Center, Murfreesboro, Tennessee	7/29/98		4	38
*Physicians Pavilion Surgery Center, Smyrna, Tennessee	7/29/98		4	50
*Saint Thomas Surgicare, Nashville, Tennessee	7/15/02		5	22
New Jersey
*Central Jersey Surgery Center, Eatontown, New Jersey	11/1/04		3	47
*Robert Wood Johnson Surgery Center, East Brunswick, New Jersey	6/26/02		5	44
*Shore Outpatient Surgicenter, Lakewood, New Jersey	11/1/04		3	56
*Shrewsbury Surgery Center, Shrewsbury, New Jersey	4/1/99		4	28
*Toms River Surgery Center, Toms River, New Jersey	3/15/02		4	31
Oklahoma City
Oklahoma Center for Orthopedic MultiSpecialty Surgery, Oklahoma City, Oklahoma (3)	8/2/04		4	24
*Southwest Orthopaedic Ambulatory Surgery Center, Oklahoma City, Oklahoma	8/2/04		2	24
Specialists Surgery Center, Oklahoma City, Oklahoma (1)	3/27/02		4	49
Phoenix
*Arizona Orthopedic Surgical Hospital, Chandler, Arizona (3)	5/19/04		6	37
*St. Joseph’s Outpatient Surgery Center, Phoenix, Arizona (1)	9/2/03		9	41
*Warner Outpatient Surgery Center, Chandler, Arizona	7/1/99		4	28

	Date of		Number of	Percentage
	Acquisition or		Operating	Owned by
Facility	Affiliation		Rooms	USPI

San Antonio
*Alamo Heights Surgery Center, San Antonio, Texas	12/1/04		3	53
*Christus Santa Rosa Surgery Center, San Antonio, Texas	5/3/04		5	21
San Antonio Endoscopy Center, San Antonio, Texas	5/1/05		1	49
Additional Markets
Austintown Ambulatory Surgery Center, Austintown, Ohio (1)	4/12/02		5	69
*Cape Surgery Center, Sarasota, Florida	10/18/04		6	45
*Cedar Park Surgery Center, Cedar Park (Austin), Texas	11/22/05		2	25
Corpus Christi Outpatient Surgery Center, Corpus Christi, Texas (1)	5/1/02		5	67
Day-Op Center of Long Island, Mineola, New York (4)	12/4/98		4	0
*Decatur Ambulatory Surgery Center, Decatur, Alabama (1)	7/29/98		3	64
Destin Surgery Center, Destin, Florida	9/25/02		2	31
*Folsom Outpatient Surgery Center, Folsom, California	6/1/05		2	30
Greater Baton Rouge Surgical Hospital, Baton Rouge, Louisiana (3)	10/11/05		4	40
Las Cruces Surgical Center, Las Cruces, New Mexico	2/1/01		3	50
*Mary Immaculate Ambulatory Surgical Center, Newport News, Virginia	7/19/04		3	20
*Memorial Ambulatory Surgery Center, Mechanicsville (Richmond), Virginia	12/30/05		5	16
*Mountain Empire Surgery Center, Johnson City, Tennessee	2/20/00	(2)	4	20
New Mexico Orthopaedic Surgery Center, Albuquerque, New Mexico	2/29/00	(2)	5	51
*Parkway Surgery Center, Henderson (Las Vegas), Nevada	8/3/98		5	45
*Parkwest Surgery Center, Knoxville, Tennessee	7/26/01		5	22
Reading Surgery Center, Spring Township, Pennsylvania	7/1/04		3	65
*Saint Agnes Surgery Center, Ellicott City (Baltimore), Maryland	10/01/04		4	74
*Saint John’s Outpatient Surgery Center, Oxnard, California	12/5/05		4	35
The Surgery Center, Middleburg Heights, Ohio (1)	6/19/02		7	69
Surgi-Center of Central Virginia, Fredericksburg, Virginia	11/29/01		4	74
Surgery Center of Fort Lauderdale, Fort Lauderdale, Florida	11/1/04		4	61
Teton Outpatient Services, Jackson, Wyoming	8/1/98	(2)	2	52
Texan Surgery Center, Austin, Texas	6/1/03		3	60
Tulsa Outpatient Surgery Center, Tulsa, Oklahoma	11/1/04		4	30
University Surgical Center, Winter Park, Florida	10/15/98		3	40
Zeeba Surgery Center, Lyndhurst, Ohio	10/11/02		5	80
United Kingdom
Parkside Hospital, Wimbledon	4/6/00		4	100
Holly House Hospital, Essex	4/6/00		3	100
Highgate Private Clinic, Highgate	4/29/03		3	100

*	Facilities jointly owned with not-for-profit hospital systems.

(1)	Certain of our surgery centers are licensed and equipped to accommodate 23-hour stays.

(2)	Indicates date of acquisition by OrthoLink Physician Corporation. We acquired OrthoLink in February 2001.

(3)	Surgical hospitals, all of which are licensed and equipped for overnight stays.

(4)	Operated through a consulting and administrative agreement.

(5)	During January 2006 we sold our ownership in this center and exited the management contract.

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

Our administrative office in the United Kingdom is located in London. We currently lease 1,900 square feet. The lease expires in February 2014.

We also lease approximately 18,000 square feet of total additional space in Brentwood, Tennessee, Chicago, Illinois, Houston, Texas and Pasadena, California for regional offices. These leases expire between November 2008 and May 2015.

Acquisitions and Development

During January 2006 we acquired interests in five surgery centers in the St. Louis, Missouri area and announced the pending acquisition of Surgis, Inc., which is expected to be completed in March 2006. Surgis operates 24 facilities and has an additional seven under development. Since 20 of these facilities are located in markets where we or one our hospital partners already operates, we believe we will add some of these facilities to our hospital joint ventures at some point in the future.

During February 2006, we opened a de novo surgical facility in Fort Worth, Texas, through our joint venture with Baylor Health Care System and Adventist Health System. Additionally, the following table sets forth information relating to facilities that are currently under construction:

			Expected	Number of
	Hospital		Opening	Operating
Facility Location	Partner	Type	Date	Rooms

Santa Clarita, California	Providence	Surgery Center	1Q06	3 OR’s
Manalapan, New Jersey	Meridian	Surgery Center	2Q06	2 OR’s
Houston, Texas	Memorial Hermann	Surgery Center	3Q06	4 OR’s
Desert Ridge, Arizona	CHW	Surgery Center	4Q06	4 OR’s

We also have nine additional projects under development, all of which involve a hospital partner. It is possible that some of these projects, as well as other projects which are in various stages of negotiation with both current and prospective joint venture partners, will result in our operating additional facilities sometime in 2006. While our history suggests that many of these projects will culminate with the opening of a profitable surgical facility, we can provide no assurance that any of these projects will reach that stage or will be successful thereafter.

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

Competition

In all of our markets, our facilities compete with other providers, including major acute care hospitals and other surgery centers. Hospitals have various competitive advantages over us, including their established managed care contracts, community position, physician loyalty and geographical convenience for physicians’ inpatient and outpatient practices. However, we believe that, in comparison to hospitals with which we compete, our surgery centers and private surgical hospitals compete favorably on the basis of cost, quality, efficiency and responsiveness to physician needs in a more comfortable environment for the patient.

We compete with other providers in each of our markets for patients, physicians and for contracts with insurers or managed care payors. Competition for managed care contracts with other providers is focused on the pricing, number of facilities in the market and affiliation with key physician groups in a particular market. We believe that our relationships with our hospital partners enhance our ability to compete for managed care contracts. We also encounter competition with other companies for acquisition and development of facilities and in the United States for strategic relationships with not-for-profit healthcare systems and physicians.

There are several publicly-held companies, or divisions of large publicly-held companies, that acquire and develop freestanding multi-specialty surgery centers and private surgical hospitals. Some of these competitors have greater resources than we do. The principal competitive factors that affect our ability and the ability of our competitors to acquire surgery centers and private surgical hospitals are price, experience, reputation and access to capital. Further, in the United States many physician groups develop surgery centers without a corporate partner, and this presents a competitive threat to the Company.

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

Employees

As of December 31, 2005, we employed approximately 4,200 people, 3,600 of whom are full-time employees and 600 of whom are part-time employees. Of these employees, we employ approximately 3,400 in the United States and 800 in the United Kingdom. The physicians that affiliate with us and use our facilities are not our employees. However, we generally offer the physicians the opportunity to purchase equity interests in the facilities they use.

Professional and General Liability Insurance

In the United States, we maintain professional liability insurance that provides coverage on a claims made basis of $1.0 million per incident and $7.5 million in annual aggregate amount with retroactive provisions upon policy renewal. We also maintain general liability insurance coverage of $1.0 million per occurrence and $7.5 million in annual aggregate amount, as well as business interruption insurance and property damage insurance. In addition, we maintain umbrella liability insurance in the aggregate amount of $25.0 million. The governing documents of each of our surgical facilities require physicians who conduct surgical procedures at those facilities to maintain stated amounts of insurance. In the United Kingdom, we maintain general public insurance in the amount of £5.0 million, malpractice insurance in the amount of £3.0 million and property and business interruption insurance. Our insurance policies are generally subject to annual renewals. We believe that we will be able to renew current policies or otherwise obtain comparable insurance coverage at reasonable rates. However, we have no control over the insurance markets and can provide no assurance that we will economically be able to maintain insurance similar to our current policies.

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

Every state imposes licensing and other requirements on healthcare facilities. In addition, many states require regulatory approval, including certificates of need, before establishing or expanding various types of healthcare facilities, including surgery centers and private surgical hospitals, offering services or making capital expenditures in excess of statutory thresholds for healthcare equipment, facilities or programs. We may become subject to additional regulations as we expand our existing operations and enter new markets.

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

Our healthcare facilities receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc., nationwide commissions which establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. Generally, our healthcare facilities must be in operation for at least six months before they are eligible for accreditation. As of December 31, 2005, all but two of our eligible healthcare facilities had been accredited by either the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc. or are in the process of applying for such accreditation.

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

Medicare payments for procedures performed at surgery centers are not based on costs or reasonable charges. Instead, Medicare prospectively determines fixed payment amounts for procedures performed at surgery centers. These amounts are adjusted for regional wage variations. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the years ended December 31, 2005, 2004, and 2003, 28%, 27%, and 25%, respectively, of our domestic case volumes were attributable to Medicare and Medicaid payments, although the percentage of our overall revenues these cases represent is significantly less because government payors typically pay less than private insurers. For example, approximately 11% and 1% of our 2005 domestic patient service revenues were contributed by Medicare and Medicaid, respectively, despite those cases representing a total of 28% of our domestic case volume.

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

As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our surgery centers. Currently, Medicare reimbursement rates are frozen pending completion of a cost survey, to be completed no later than 2008. In late 2005, Congress enacted legislation that reduced reimbursement for certain surgery center procedures, primarily gastrointestinal and ophthalmology procedures, to the lower of the rate for surgery centers or the rate for hospital outpatient departments. Reductions or changes in Medicare or Medicaid funding could significantly affect our results of operations. We cannot predict at this time whether additional healthcare reform initiatives will be implemented or whether there will be other changes in the administration of government healthcare programs or the interpretation of government policies that would adversely affect our business.

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

Pursuant to the Anti-Kickback Statute, and in an effort to reduce potential fraud and abuse relating to federal healthcare programs, the federal government has announced a policy of increased scrutiny of joint ventures and other transactions among healthcare providers. The Office of the Inspector General of the Department of Health and Human Services closely scrutinizes healthcare joint ventures involving physicians and other referral sources. In 1989, the Office of the Inspector General published a fraud alert that outlined questionable features of “suspect” joint ventures, and the Office of the Inspector General has continued to rely on fraud alerts in later pronouncements. The Office of the Inspector General has also published regulations containing numerous “safe harbors” that exempt some practices from enforcement under the Anti- Kickback Statute. These safe harbor regulations, if fully complied with, assure participants in particular types of arrangements that the Office of the Inspector General will not treat their participation as a violation of the Anti-Kickback Statute. The safe harbor regulations do not expand the scope of activities that the Anti-Kickback Statute prohibits, nor do they provide that failure to satisfy the terms of a safe harbor constitutes a violation of the Anti-Kickback Statute. The Office of the Inspector General has, however, indicated that failure to satisfy the terms of a safe harbor may subject an arrangement to increased scrutiny.

Our partnerships and limited liability companies that are providers of services under the Medicare and Medicaid programs, and their respective partners and members, are subject to the Anti-Kickback Statute. A number of the relationships that we have established with physicians and other healthcare providers do not fit within any of the safe harbor regulations issued by the Office of the Inspector General. All of the 95 surgical facilities in the United States in which we hold an ownership interest are owned by partnerships, limited liability partnerships or limited liability companies, which include as partners or members physicians who perform surgical or other procedures at the facilities.

On November 19, 1999, the Office of the Inspector General promulgated rules setting forth certain safe harbors under the Anti-Kickback Statute, including a safe harbor applicable to surgery centers. The surgery center safe harbor generally protects ownership or investment interests in a center by physicians who are in a position to refer patients directly to the center and perform procedures at the center on referred patients, if certain conditions are met. More specifically, the surgery center safe harbor protects any payment that is a return on an ownership or investment interest to an investor if certain standards are met in one of four categories of ambulatory surgery centers (1) surgeon-owned surgery centers, (2) single-specialty surgery centers, (3) multi-specialty surgery centers, and (4) hospital/physician surgery centers.

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

In addition, because we do not control the medical practices of our physician investors or control where they perform surgical procedures, it is possible that the quantitative tests described above will not be met, or that other conditions of the surgery center safe harbor will not be met. Accordingly, while the surgery center safe harbor is helpful in establishing that a physician’s investment in a surgery center should be considered an extension of the physician’s practice and not as a prohibited financial relationship, we can give you no assurances that these ownership interests will not be challenged under the Anti-Kickback Statute. However, we believe that our arrangements involving physician ownership interests in our surgery centers do not fall within the activities prohibited by the Anti-Kickback Statute.

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

The list of designated health services under the Stark Law does not include ambulatory surgery services as such. However, some of the ten types of designated health services are among the types of services furnished by our surgery centers. The Department of Health and Human Services, acting through the Centers for Medicare and Medicaid Services, has promulgated regulations implementing the Stark Law. These regulations exclude health services provided by an ambulatory surgery center from the definition of “designated health services” if the services are included in the surgery center’s composite Medicare payment rate. Therefore, the Stark Law’s self-referral prohibition generally does not apply to health services provided by a surgery center, unless the surgery center separately bills Medicare for the services. We believe that our operations do not violate the Stark Law, as currently interpreted. However, it is possible that the Centers for Medicare and Medicaid Services will further address the exception relating to services provided by a surgery center in the future. Therefore, we cannot assure you that future regulatory changes will not result in our surgery centers becoming subject to the Stark Law’s self-referral prohibition.

Ten of our U.S. facilities are surgical hospitals rather than outpatient surgery centers. The Stark Law includes an exception for physician investments in hospitals if the physician’s investment is in the entire hospital and not just a department of the hospital. We believe that the physician investments in our surgical hospitals fall within the exception and are therefore permitted under the Stark Law. However, over the past few years there have been various legislative attempts to change the way the hospital exception applies to physician investments in “specialty hospitals”. In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 created an 18-month moratorium, beginning on the date of enactment, during which physicians could not refer Medicare or Medicaid patients to “specialty hospitals” in which they had an ownership or investment interest. The moratorium did not apply to hospitals that were in operation prior to, or under development as of, November 18, 2003, as long as certain other criteria were met. This moratorium lapsed in June 2005. In addition, in February 2006 Congress passed a budget reconciliation bill which contained certain provisions related to specialty hospitals. Specifically, the bill directed the Department of Health and Human Services (i) not to issue Medicare provider numbers to new specialty hospitals for a period of six months and (ii) to develop a strategic plan to address investment criteria, disclosure and enforcement with respect to specialty hospitals. All of USPI’s surgical hospitals had Medicare provider numbers prior to the adoption of this bill.

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

Health Information Security and Privacy Practices

The Health Insurance Portability and Accountability Act of 1996 contains, among other measures, provisions that require many organizations, including us, to employ systems and procedures designed to protect each patient’s individual healthcare information. The Health Insurance Portability and Accountability Act of 1996 requires the Department of Health and Human Services to issue rules to define and implement patient privacy and security standards. Among the standards that the Department of Health and Human Services has adopted pursuant to the Health Insurance Portability and Accountability Act of 1996 are standards for the following:

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

On February 20, 2003, the Department of Health and Human Services issued a final rule that establishes, in part, standards for the security of health information by health plans, healthcare clearinghouses and healthcare providers that maintain or transmit any health information in electronic form, regardless of format. We are an affected entity under the rule. These security standards require affected entities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure integrity, confidentiality and the availability of the information. The security standards were designed to protect the health information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and affected entities have the flexibility to choose their own technical solutions, the security standards required us to implement significant systems and protocols. We were required to and did comply with these regulations by April  20, 2005.

On December 28, 2000, the Department of Health and Human Services published a final rule establishing standards for the privacy of individually identifiable health information. This rule was amended May 31, 2002 and August  14, 2002. We complied with the rule, as amended, by the deadline, which was April 14, 2003. These privacy standards apply to all health plans, all healthcare clearinghouses and many healthcare providers, including healthcare providers that transmit health information in an electronic form in connection with certain standard transactions. We are a covered entity under the final rule. The privacy standards protect individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed. A violation of the privacy standards could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.

European Union and United Kingdom

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

We intend to satisfy the requirements of the safe harbor. Even if we are able to formulate programs that attempt to meet these objectives, we may not be able to execute them successfully, which could have a material adverse effect on our revenues, profits or results of operations.

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

Item 1A.  Risk Factors

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

If we are not successful in integrating the operations of Surgis, Inc., which we anticipate acquiring in April 2006, with our own, we may not realize the potential benefits of our acquisition of Surgis.

Our anticipated acquisition of Surgis will require the integration of two companies that previously operated independently. If we are not able to integrate the two companies’ operations and personnel in a timely and efficient manner, then the potential benefits of the transaction may not be realized. Further, any delays or unexpected costs incurred in connection with the integration could have a material adverse effect on our operations and earnings. In particular, if the operations and personnel of the two companies are not compatible, if we experience the loss of key personnel or if the effort devoted to the integration of the two companies diverts significant management or other resources from other operational activities, our operations could be impaired.

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

These or other factors could have a material adverse effect on our ability to successfully operate in the United Kingdom and our financial condition and operations.

Our significant indebtedness could limit our flexibility.

We are significantly leveraged and will continue to have significant indebtedness in the future. Our acquisition and development program requires substantial capital resources, estimated to range from $60 million to $80 million per year over the next three years, although the range could be exceeded if attractive multi-facility acquisition opportunities are identified. The operations of our existing surgical facilities also require ongoing capital expenditures. We believe that our cash on hand, cash flows from operations and available borrowings under our revolving credit facility will be sufficient to fund our acquisition and development activities in 2006, but if we identify favorable acquisition and development opportunities that require additional resources, we may be required to incur additional indebtedness in order to pursue these opportunities.

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

There are currently numerous legislative and regulatory initiatives at the U.S. state and federal levels addressing patient privacy concerns and standards for the exchange of electronic health information. These provisions are intended to enhance patient privacy and the effectiveness and efficiency of healthcare claims and payment transactions. In particular, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 required us to implement new systems and to adopt business procedures designed to protect the privacy of each of our patient’s individual health information.

On August 17, 2000, the Department of Health and Human Services issued final regulations establishing electronic data transmission standards that healthcare providers must use when submitting or receiving certain healthcare data electronically. We were required to and did comply with these regulations by October 16, 2003.

On February 20, 2003, the Department of Health and Human Services issued final regulations to protect the security of health-related information. These security standards require healthcare providers to implement organizational and technical practices to protect the security of patient information. We were required to and did comply with these regulations by April 20, 2005.

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

In July 1991, the Department of Health and Human Services issued final regulations defining various “safe harbors.” Two of the safe harbors issued in 1991 apply to business arrangements similar to those used in connection with our surgery centers and private surgical hospitals: the “investment interest” safe harbor and the “personal services and management contracts” safe harbor. However, the structure of the partnerships and limited liability companies operating our surgery centers and private surgical hospitals, as well as our various business arrangements involving physician group practices, do not satisfy all of the requirements of either safe harbor. Therefore, our business arrangements with our surgery centers, private surgical hospitals and physician groups do not qualify for “safe harbor” protection from government review or prosecution under the Anti-Kickback Statute. Since there is no legal requirement that transactions with referral sources fit within a safe harbor, a business arrangement that does not substantially comply with the relevant safe harbor is not necessarily illegal under the Anti-Kickback Statute.

On November 19, 1999, the Department of Health and Human Services promulgated final regulations creating additional safe harbor provisions, including a safe harbor that applies to physician ownership of or investment interests in surgery centers. The surgery center safe harbor protects four types of investment arrangements: (1) surgeon owned surgery centers; (2) single specialty surgery centers; (3) multi-specialty surgery centers; and (4) hospital/physician surgery centers. Each category has its own requirements with regard to what type of physician may be an investor in the surgery center. In addition to the physician investor, the categories permit an “unrelated” investor, who is a person or entity that is not in a position to provide items or services related to the surgery center or its investors. Our business arrangements with our surgery centers typically consist of one of our subsidiaries being an investor in each partnership or limited liability company that owns the surgery center, in addition to providing management and other services to the surgery center. As a result, these business arrangements do not comply with all the requirements of the surgery center safe harbor, and, therefore, are not immune from government review or prosecution.

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

As a result of our acquisition of OrthoLink, we provide consulting and administrative services to a number of physicians and physician group practices affiliated with OrthoLink. Although we believe that our arrangements with these and other physicians and physician group practices comply with applicable laws, a government agency charged with enforcement of these laws, or a private party, might assert a contrary position. If our arrangements with these physicians and physician group practices were deemed to violate state corporate practice of medicine, fee-splitting or similar laws, or if new laws are enacted rendering our arrangements illegal, we may be required to restructure these arrangements, which may result in significant costs to us and divert other resources.

If domestic regulations change, we may be obligated to purchase some or all of the ownership interests of the physicians affiliated with us.

Upon the occurrence of various fundamental regulatory changes, we could be obligated to purchase some or all of the ownership interests of the physicians affiliated with us in the partnerships or limited liability companies that own and operate our surgery centers and private surgical hospitals. The regulatory changes that could create this obligation include changes that:

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

At this time, we are not aware of any regulatory amendments or proposed changes that would trigger this obligation. Typically, our partnership and limited liability company agreements allow us to use shares of our common stock as consideration for the purchase of a physician’s ownership interest. The use of shares of our common stock for that purpose would dilute the ownership interests of our common stockholders. In the event that we are required to purchase all of the physicians’ ownership interests and our common stock does not maintain a sufficient valuation, we could be required to use our cash resources for the acquisitions, the total cost of which we estimate to be up to $215 million. The creation of these obligations and the possible termination of our affiliation with these physicians could have a material adverse effect on us.

Recently adopted legislation could restrict our ability to operate our domestic surgical hospitals.

The Stark Law includes an exception that permits physicians to refer Medicare and Medicaid patients to hospitals in which they have an ownership interest under certain circumstances. However, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, signed into law in December 2003, created an 18-month moratorium, beginning on the date of enactment, during which physicians could not refer Medicare or Medicaid patients to “specialty hospitals” in which they had an ownership interest. The moratorium did not apply to hospitals that were in operation prior to, or under development as of, November 18, 2003, as long as certain other criteria were met. This moratorium lapsed in June 2005. In addition, in February 2006 Congress passed a budget reconciliation bill which contained certain provisions related to specialty hospitals. Specifically the bill directed the Department of Health and Human Services (i) not to issue Medicare provider numbers to new specialty hospitals for a period of six months and (ii) to develop a strategic plan to address investment criteria, disclosure and enforcement with respect to specialty hospitals. All of USPI’s surgical hospitals had Medicare provider numbers prior to the adoption of this bill.

If, as a result of the recent legislation or otherwise, future legislation is enacted that prohibits physician referrals to surgical hospitals in which the physicians own an interest, our surgical hospitals could be materially adversely affected. In addition, future legislation or regulatory requirements resulting from the Department of Health and Human Services plan described above could materially affect our surgical hospitals.

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

Our ownership interests in surgery centers and private surgical hospitals generally are held through limited partnerships, limited liability partnerships or limited liability companies. We typically maintain an interest in a limited partnership, limited liability partnership or limited liability company in which physicians or physician practice groups hold limited partnership, limited liability partnership or membership interests. As general partner or manager of these entities, we may have a special responsibility, known as a fiduciary duty, to manage these entities in the best interests of the other interest holders. We also have a duty to operate our business for the benefit of our stockholders. As a result, we may encounter conflicts between our responsibility to the other interest holders and our responsibility to our stockholders. For example, we have entered into management agreements to provide management services to our domestic surgery centers in exchange for a fee. Disputes may arise as to the nature of the services to be provided or the amount of the fee to be paid. In these cases, we are obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests or the interests of our stockholders. Disputes may also arise between us and our affiliated physicians with respect to a particular business decision or regarding the interpretation of the provisions of the applicable limited partnership agreement or limited liability company agreement. If we are unable to resolve a dispute on terms favorable or satisfactory to us, our business may be adversely affected.

We do not have exclusive control over the distribution of revenues from some of our domestic operating entities and may be unable to cause all or a portion of the revenues of these entities to be distributed.

All of the domestic surgery centers in which we have ownership interests are limited partnerships, limited liability partnerships or limited liability companies in which we own, directly or indirectly, partnership or membership interests. Our limited partnership, limited liability partnership and limited liability company agreements, which are typically with the physicians who perform procedures at our surgery centers, usually provide for the monthly or quarterly pro-rata cash distribution of net profits from operations, less amounts to satisfy obligations such as the entities’ non-recourse debt and capitalized lease obligations, operating expenses and working capital. The creditors of each of these limited partnerships, limited liability partnerships and limited liability companies are entitled to payment of the entities’ obligations to them, when due and payable, before ordinary cash distributions or distributions in the event of liquidation, reorganization or insolvency may be made. We generally control the entities that function as the general partner of the limited partnerships or the managing member of the limited liability companies through which we conduct operations. However, we do not have exclusive control in some instances over the amount of net revenues distributed from some of our operating entities. If we are unable to cause sufficient revenues to be distributed from one or more of these entities, our relationships with the physicians who have an interest in these entities may be damaged and we could be adversely affected. We may not be able to resolve favorably any dispute regarding revenue distribution or other matters with a healthcare system with which we share control of one of these entities. Further, the failure to resolve a dispute with these healthcare systems could cause the entity we jointly control to be dissolved.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The response to this item is included in Item 1.

Item 3.	Legal Proceedings

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

Market for Common Stock.  Our common stock has traded on the Nasdaq National Market under the symbol “USPI” since June 8, 2001. As of February 24, 2006, there were approximately 161 record holders of our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on the Nasdaq National Market.

	High(1)	Low(1)

Year Ended December 31, 2004:
First Quarter	$26.58	$21.34
Second Quarter	27.43	22.27
Third Quarter	26.67	21.71
Fourth Quarter	28.52	21.09
Year Ended December 31, 2005:
First Quarter	$31.17	$24.72
Second Quarter	35.99	28.50
Third Quarter	40.07	32.25
Fourth Quarter	39.72	31.57

(1)	Restated to reflect the 3 for 2 stock split, which was effective July 15, 2005.

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

Recent Sales of Unregistered Securities.  During 2005, the Company did not issue or sell any securities that were not registered under the Securities Act.

Item 6.	Selected Consolidated Financial Data

The selected consolidated statement of operations data set forth below for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, and the consolidated balance sheet data at December 31, 2005, 2004, 2003, 2002, and 2001, are derived from our consolidated financial statements, which have been audited by KPMG LLP, our independent registered public accounting firm.

The historical results presented below are not necessarily indicative of results to be expected for any future period. The comparability of the financial and other data included in the table is affected by our loss on early retirement of debt in 2001 and 2004 and various acquisitions completed during the years presented. Our Spanish operations, which we sold during 2004, have been reclassified to “discontinued operations” for all data presented in the table below except for the “consolidated balance sheet data”, which includes our Spanish operations for all years before 2004. For a more detailed explanation of this financial data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except number of facilities and per share data)

Consolidated Statement of Income Data:
Total revenues	$474,741	$389,530	$310,564	$243,814	$167,043
Equity in earnings of unconsolidated affiliates	23,998	18,626	15,074	9,454	5,879
Operating expenses excluding depreciation and amortization	(332,466)	(273,614)	(216,213)	(170,193)	(123,030)
Depreciation and amortization	(31,406)	(27,209)	(22,700)	(19,123)	(18,042)

Operating income	134,867	107,333	86,725	63,952	31,851
Other income (expense):
Interest income	4,455	1,591	1,015	774	758
Interest expense	(27,708)	(26,720)	(24,863)	(23,307)	(14,834)
Loss on early retirement of debt	—	(1,635)	—	—	(5,166)
Other	533	247	733	(11)	133

Income before minority interests	112,147	80,816	63,610	41,408	12,742
Minority interests in income of consolidated subsidiaries	(38,835)	(30,441)	(23,959)	(14,809)	(7,339)
Income tax (expense) benefit	(26,173)	(17,867)	(14,934)	(9,923)	1,446

Income from continuing operations	47,139	32,508	24,717	16,676	6,850
Earnings (loss) from discontinued operations, net of tax	155	53,667	5,159	2,924	(4,100)

Net income	$47,294	$86,175	$29,876	$19,600	$2,750

Net income attributable to common stockholders (a)	$47,294	$86,175	$29,876	$19,600	$66

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except number of facilities and per share data)

Share Data (c):
Net income (loss) per share attributable to common stockholders:
Basic:
Continuing operations	$1.10	$0.78	$0.61	$0.45	$0.15
Discontinued operations	—	1.28	0.12	0.07	(0.15)

Total	$1.10	$2.06	$0.73	$0.52	$—
Diluted:
Continuing operations	$1.05	$0.74	$0.58	$0.43	$0.14
Discontinued operations	—	1.22	0.12	0.07	(0.14)

Total	$1.05	$1.96	$0.70	$0.50	$—
Weighted average number of common shares
Basic shares	42,994	41,913	40,699	37,387	27,570
Diluted shares	44,977	43,948	42,366	39,085	28,936
Other Data:
Number of facilities operated as of the end of period (b)	99	87	65	56	41
Cash flows from operating activities	$107,905	$81,751	$66,206	$46,725	$35,478

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Consolidated Balance Sheet Data:
Working capital	$90,946	$87,178	$29,957	$51,412	$40,285
Cash and cash equivalents	130,440	93,467	28,519	47,571	33,881
Total assets	1,028,841	922,304	870,509	728,758	556,857
Total debt	286,486	288,485	304,744	276,703	238,681
Total stockholders’ equity	531,050	474,609	390,655	322,261	226,527

(a)	Includes preferred stock dividends of $2,684 for the year ended December 31, 2001. No preferred stock dividends were declared in 2005, 2004, 2003, or 2002. No common stock dividends were declared or paid in any period.

(b)	Does not include Spanish facilities. Not derived from audited financial statements.

(c)	Share and per share data are adjusted and restated to give effect to a three-for-two stock split effected during 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this report.

Overview

We operate ambulatory surgery centers and private surgical hospitals in the United States and the United Kingdom. As of December 31, 2005, we operated 99 facilities, consisting of 96 in the United States and three in the United Kingdom. All 96 of our U.S. facilities are jointly owned with local physicians, and 66 of these facilities are also partially owned by various not-for-profit healthcare systems. In addition to facilitating the joint ownership of most of our existing facilities, our agreements with these healthcare systems provide a framework for the planning and construction of additional facilities in the future, including all four facilities we are currently constructing as well as additional projects under development.

Our U.S. facilities, consisting of ambulatory surgery centers and private surgical hospitals (each are generally referred to herein as “short-stay surgical facilities”), specialize in non-emergency surgical cases, the volume of which has steadily increased over the past two decades due in part to advancements in medical technology. These facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we in turn earn a monthly fee from each facility we operate in exchange for managing its operations. All but three of our facilities are located in the U.S., where we have focused increasingly on adding facilities with not-for-profit healthcare system partners (hospital partners). At December 31, 2002, 48% of our U.S. facilities were jointly owned with a hospital partner. By December 31, 2005, this proportion had grown to 69%.

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

Our continued growth and success depends on our ability to continue to grow volumes at our existing facilities, to successfully open new facilities we develop, to successfully integrate acquired facilities into our operations, and to maintain productive relationships with our hospital partners. We believe we will have significant opportunities to operate more facilities with hospital partners in the future in existing and new markets.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions which impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, revenue recognition and accounts receivable, income taxes, and goodwill and intangible assets.

Consolidation

We own less than 100% of each facility we operate. As discussed in “Results of Operations”, we operate all of our U.S. facilities through joint ventures with physicians. Increasingly, these joint ventures also include a not-for-profit healthcare system as a partner. We generally have a leadership role in these facilities through a significant voting and economic interest and a contract to manage each facility’s operations, but the degree of control we have varies from facility to facility. Accordingly, as of December 31, 2005, we consolidated the financial results of 42 of the facilities we operate, including one in which we hold no ownership but control through a long-term service agreement, and account for 57 under the equity method.

Our determination of the appropriate consolidation method to follow with respect to our investments in subsidiaries and affiliates is based on the amount of control we have, combined with our ownership level, in the underlying entity. Our consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other investees over which we have control. Investments in companies we do not control, but over whose operations we have the ability to exercise significant influence (including investments where have less than 20% ownership), are accounted for under the equity method.

Accounting for an investment as consolidated versus equity method has no impact on our net income or stockholders’ equity in any accounting period, but it does impact individual income statement and balance sheet balances. Under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity’s net income or loss based on its ownership percentage. At December 31, 2005, all of the Company’s investments in unconsolidated affiliates are accounted for using the equity method.

Revenue Recognition and Accounts Receivable

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as updated, which has four criteria that must be met before revenue is recognized:

•	Existence of persuasive evidence that an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed and determinable; and

•	Collectibility is reasonably assured.

Our revenue recognition policies are consistent with these criteria. Over 80% of our facilities’ surgical cases are performed under contracted or government mandated fee schedules or discount arrangements. The patient service revenues recorded for these cases are recorded at the contractually defined amount at the time of billing. The predictability of the remaining revenue, for which contractual adjustments are estimated based on historical collections, is such that adjustments to these estimates in subsequent periods have not had a material impact in any period presented. If the discount percentage used in estimating revenues for the cases not billed pursuant to fee schedules were changed by 1%, our 2005 after-tax net income would change by less than $100,000. The collection cycle for patient services revenue is relatively short, typically ranging from 30 to 60 days depending upon payor and geographic norms, which allows us to evaluate our estimates frequently. Our revenues earned under management and other service contracts are typically based upon objective formulas driven by an entity’s financial performance and are generally earned and paid monthly.

Our accounts receivable are comprised of receivables from both the United Kingdom and the United States. As of December 31, 2005, approximately 19% of our total accounts receivable were attributable to our U.K. business. Because our U.K. facilities only treat patients who have a demonstrated ability to pay, our U.K. patients arrange for payment prior to treatment and our bad debt expense in the U.K. is very low. In 2005 it was only $208,000, which is 0.2% of our total U.K. revenues of $89.5 million. In addition, our average days sales out standing in the U.K. was 37 as of December 31, 2005.

Our U.S. accounts receivable were approximately 81% of our total accounts receivable as of December 31, 2005. In 2005, uninsured or self-pay revenues only accounted for 3% of our U.S. revenue and 11% of our accounts receivable balance was comprised of amounts owed from patients, including the patient portion of amounts covered by insurance. Insurance revenues (including government payors) accounted for 97% of our 2005 U.S. revenue and 89% of our accounts receivable balance was comprised of amounts owed from contracted payors. Our U.S. facilities primarily perform routine elective surgery that is scheduled in advance by physicians who have already seen the patient. As part of our internal control processes, we verify benefits, obtain insurance authorization, calculate patient financial responsibility and notify the patient of their responsibility, all prior to surgery. The nature of our business is such that we do not have any significant receivables that are pending approval from third party payors. We also focus our collection efforts on aged accounts receivable. However, due to complexities involved in insurance reimbursements and inherent limitations in verification procedures, our business will always have some level of bad debt expense. In both 2005 and 2004, our bad debt expense attributable to U.S. revenue was 2.4%. In addition, as of December 31, 2005, our average days sales outstanding in the U.S. was 38, and the aging of our U.S. accounts receivable was: 69% less than 60 days old, 14% between 60 and 120 days and 17% over 120 days old. Our U.S. bad debt allowance at December 31, 2005 represented 15% of our U.S. accounts receivable balance.

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

Goodwill and Intangible Assets

Given the significance of our intangible assets as a percentage of our total assets, we also consider our accounting policy regarding goodwill and intangible assets to be a critical accounting policy. Consistent with Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Intangible Assets (SFAS No. 142), we do not amortize goodwill or indefinite-lived intangibles but rather test them for impairment annually or more often when circumstances change in a manner that indicates they may be impaired. Intangible assets with definite lives are amortized over the estimated useful life and tested for impairment when circumstances change in a manner that indicates their carrying values may not be recoverable. Impairment tests occur at the reporting unit level for goodwill; our reporting units are defined as our operating segments (countries), and we have never recorded a goodwill impairment charge. Our intangible assets consist primarily of rights to manage individual surgical facilities and predominantly have indefinite lives. The values of these rights are tested individually, and no impairment charges have been recorded with respect to these assets.

Discontinued Operations

Effective September 9, 2004, we sold our Spanish operations, receiving proceeds of $141.1 million, net of a $22.2 million tax payment made in the fourth quarter of 2004. Collection of a portion of the sales proceeds was deferred until January 2007, at which time we expect to collect an additional $19.8 million in cash. In 2004, we recorded an after tax gain of $50.3 million on the sale, which is reflected in discontinued operations. During 2005 we finalized the calculation of the tax liability arising from our sale of the Spanish operations, and provided for additional legal costs associated with the sale, which resulted in a $0.2 million increase to the net gain on the sale. The results of our Spanish operations are classified as discontinued operations for all periods presented.

Acquisitions, Equity Investments and Development Projects

During 2005, eight surgery centers and one surgical hospital developed by us in the United States opened and began performing cases.

Effective January 1, 2005, we acquired a controlling interest in an ambulatory surgery center in Westwood, California in which we had previously owned a noncontrolling interest, for $7.4 million in cash.

Effective May 1, 2005, we acquired a controlling interest in an ambulatory surgery center in San Antonio, Texas, for $10.9 million in cash.

We also engage in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the year ended December 31, 2005, these transactions resulted in a net cash outflow of $38.7 million, of which

•	$34.0 million was paid to acquire additional ownership in nine facilities we operate in the Dallas/Fort Worth market, net of proceeds from the sale of a portion of three other facilities in this same market,

•	$5.2 million was paid for equity method investments in two surgery centers near Kansas City, Missouri,

•	$4.7 million was paid for an equity method investment in a surgery center in the Sacramento, California area,

•	$5.5 million was paid to acquire additional ownership in a facility the we operate in New Jersey, and

•	$12.0 million was received from three not-for-profit healthcare systems for noncontrolling interests in six facilities we already operated. Included in these transactions are call options allowing the healthcare systems to acquire additional noncontrolling ownership interests in each facility in 2006. With respect to four of the facilities, the approximate sales price is $10.2 million and we have a put option with the same terms. With respect to the other two facilities, the systems have call options that, for one facility, fix the price at $2.0 million and in the other case base the price on a multiple of earnings when the option is exercised. We have no put options with respect to these two facilities, and

•	$1.3 million of other net purchases of equity interests.

We also paid a total of $3.6 million to various sellers related to the resolution of contingencies that had existed at the time we made certain acquisitions. In addition, in December 2005 we made an advance payment of $8.3 million to the sellers of an ambulatory surgery center in St. Louis, Missouri. This transaction was effective January 1, 2006.

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

During the year ended December 31, 2004, investing transactions that were not business combinations resulted in net cash outflows totaling $21.1 million, of which $13.3 million was paid to acquire a noncontrolling interest in a surgical hospital and an ambulatory surgery center in Oklahoma City, Oklahoma, $4.0 million to acquire additional ownership in a surgery center in Westwood, California, and $1.6 million to acquire a noncontrolling interest in a surgery center near Baltimore, Maryland.

During 2003, three surgery centers and one surgical hospital developed by us in the United States opened and began performing cases.

During June 2003, we acquired a 65% interest in an ambulatory surgery center in Austin, Texas for $10.8 million in cash.

During April 2003, we acquired a private surgical hospital in London, England for approximately £8.7 million ($13.8 million), in cash.

Sources of Revenue

Revenues primarily include:

•	net patient service revenue for the facilities that we consolidate for financial reporting purposes, which are those in which we have ownership interests of greater than 50% or otherwise maintain effective control;

•	management and administrative services revenue, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods indicated:

	Years Ended December 31,
	2005	2004	2003

Net patient service revenue	92%	90%	88%
Management and administrative services revenue	8	10	12

Total revenue	100%	100%	100%

Net patient service revenue consists of the revenues earned by facilities we consolidate for financial reporting purposes. These revenues increased as a percentage of our total revenues for the year-ended December 31, 2005, as compared to the corresponding prior year period, primarily as a result of our acquisition of seven consolidating facilities during the fourth quarter of 2004. While we did not increase our consolidated facility count in 2005, these seven facilities now have a full year of activity reflected in our results. This percentage increased for the twelve-month period December 31, 2004 as compared to the prior twelve month period, due to increasing the number of facilities we consolidate for financial reporting purposes by eleven from December 31, 2003 to December 31, 2004. While we also added eleven unconsolidated facilities during this time period, the revenues we derive from unconsolidated facilities are limited to fees we earn for managing their operations, and thus adding an unconsolidated facility generally increases our revenues by far less than adding a consolidated facility.

Our management and administrative services revenues are earned from the following types of activities:

	Years Ended
	December 31,
	2005	2004	2003

Management of surgical facilities	$20,069	$18,115	$15,169
Consulting and other services provided to physicians and related entities	15,835	19,527	21,036

Total management and administrative service revenues	$35,904	$37,642	$36,205

The following table summarizes our revenues by operating segment:

	Years Ended December 31,
	2005	2004	2003

United States	81%	78%	80%
United Kingdom	19	22	20

Total	100%	100%	100%

Revenues earned in the United States increased as a percentage of our overall revenues in 2005 due to the growth of consolidated revenue in the U.S. as discussed above. In 2004, revenues earned in the United Kingdom increased as a percentage of our overall revenues, primarily due to the weakening U.S. dollar. The dollar weakened against the British pound by 12.1% during 2004.

Equity in Earnings of Unconsolidated Affiliates

The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Years Ended December 31,
	2005	2004	2003

Revenues	$443,292	$339,109	$240,848
Equity in earnings of unconsolidated affiliates	27	—	—
Operating expenses:
Salaries, benefits, and other employee costs	109,734	79,917	55,480
Medical services and supplies	86,573	62,213	43,079
Other operating expenses	111,140	77,820	54,499
Depreciation and amortization	20,287	15,480	11,538

Total operating expenses	327,734	235,430	164,596

Operating income	115,585	103,679	76,252
Interest expense, net	(10,560)	(9,297)	(7,246)
Other	772	826	(64)

Income before income taxes	$105,797	$95,208	$68,942

Long-term debt	118,458	100,443	77,899
USPI’s equity in earnings of unconsolidated affiliates	23,998	18,626	15,074
USPI’s implied weighted average ownership percentage based on affiliates’ pre-tax income(1)	22.7%	19.6%	21.9%
USPI’s implied weighted average ownership percentage based on affiliates’ debt(2)	28.1%	24.0%	23.9%
Unconsolidated facilities operated at period end	57	44	33

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This percentage is higher in 2005 due primarily to our acquisition of additional ownership in facilities we account for under the equity method. For the twelve months ended December 31, 2004, this percentage is lower as compared to the previous twelve months primarily as a result of losses incurred at facilities that were recently opened or under development.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This percentage is higher in 2005 due primarily to our acquisition of additional ownership in facilities we account for under the equity method.

Results of Operations

The following table summarizes certain statements of income items expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2005	2004	2003

Total revenues	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	5.1	4.8	4.9
Operating expenses, excluding depreciation and amortization	(70.1)	(70.2)	(69.6)
Depreciation and amortization (7)	(6.6)	(7.0)	(7.4)

Operating income	28.4	27.6	27.9
Minority interests in income of consolidated subsidiaries	(8.2)	(7.8)	(7.7)
Interest and other expense, net	(4.7)	(6.9)	(7.5)

Income from continuing operations before income taxes	15.5	12.9	12.7
Income tax expense	(5.5)	(4.6)	(4.8)

Income from continuing operations	10.0	8.3	7.9
Earnings from discontinued operations	—	13.8	1.7

Net income	10.0%	22.1%	9.6%

Executive Summary

We continue to grow our existing facilities, develop new facilities, and add others selectively through acquisition. On an overall basis, we continue to experience increases in the volume of services provided and in the average rates at which our facilities are reimbursed for those services, resulting in revenue growth at the facilities we owned during both applicable periods in 2004 and 2005 (same store facilities). During late 2004 and 2005, we deployed all of the proceeds from our September sale of our discontinued Spanish operations. The facilities we acquired, all of which are in the United States, also contributed greatly to our revenues and earnings in 2005.

An increasing proportion of our facilities are accounted for under the equity method. Generally, this results from our strategy of partnering with not-for-profit hospitals and local physicians, which we believe improves the long-term profitability and potential of our facilities. All of our U.S. facilities are co-owned with physicians, and more than two-thirds of our U.S. facilities also include a not-for-profit hospital partner. During the twelve-month period ended December 31, 2005 we added 13 facilities and sold our interest in one facility. The number of facilities we co-own with a hospital partner increased by 18, as 11 of the newly added facilities included a hospital partner and we added a hospital partner in 2005 to seven facilities we had acquired during 2004. We account for 15 of these 18 facilities under the equity method. Because so much of our business is conducted through unconsolidated investees, our discussion and analysis of results of operations includes same-store facility growth rates, ignoring how much we own of each facility, to help explain the underlying businesses that are driving our consolidated results. Additionally, we provide aggregated condensed financial statements for our unconsolidated affiliates.

In 2005, these indicators demonstrate that, while consolidated revenues increased 22% over 2004, our core growth rates were slower than in recent years due to our increasing size and several factors affecting the volume of services we provided and the rates at which we were reimbursed. While same store growth was slower than in prior years, it was within the range we predicted for 2005, as were our overall earnings from continuing operations, which grew 45% in 2005.

Revenues

Our consolidated revenues have increased compared to the prior year mostly as a result of newly developed or acquired U.S. facilities, driven in part by our reinvesting the cash proceeds of our September 2004 sale of the Spanish operations in U.S. facilities. However, we believe that our continued growth and success depends heavily on the performance of facilities we already operate, including those accounted for under the equity method as well as facilities that we consolidate for financial reporting purposes. Our revenue from same store facilities has continued to increase in 2005, driven by increases in the volume of surgical cases in the U.S. and of patient admissions for our hospitals in the United Kingdom, as well as an increase in the average rate of reimbursement for the surgeries performed at our U.S. facilities, most notably at three large facilities we opened during the second quarter of 2004.

The rate of same store revenue growth was slower than in prior years, but within the 9% — 12% range that management expected at the beginning of 2005. The most significant factor reducing same store revenue growth from the 17% rate experienced in 2004 is the composition of the same store group of facilities. While we constructed new facilities largely as planned (14 facilities) during 2003-2004, we operate more facilities each year, which means that the higher-growth second and third year facilities comprise a smaller percentage of our overall facility count. Acquiring existing facilities, as we did, for example, in the fourth quarter of 2004 (10 facilities) and the first half of 2005 (4 facilities), also contributes to the lowering of our same store revenue growth because we add these relatively established facilities (including their prior year performance) to our same store statistics.

Other factors contributing to slower growth in 2005 were the continuing effect of a lapsed managed care contract in a major market, reductions in workers’ compensation reimbursement rates in Texas, California, and Tennessee, and generally slower case volume growth, which we believe is driven by increasing levels of competition in many markets in which we operate. With the exception of the Tennessee rate reductions, which went into effect July 1, 2005, the other rate of reimbursement factors described above had reached their one-year anniversary by December 31, 2005 and thus would not be expected to adversely impact 2006 same store revenue growth rates. In addition, the lapsed managed care contract was addressed in the fourth quarter of 2005 through the establishment of a new contract with this payor.

The following table summarizes the revenue growth at our same store facilities:

	Years Ended December 31,
	2005	2004	2003

United States facilities:
Net revenue	9%	17%	19%
Surgical cases	4%	7%	9%
Net revenue per case(1)	5%	9%	10%
United Kingdom facilities:
Net revenue using actual exchange rates	6%	32%	19%
Net revenue using constant exchange rates(2)	7%	18%	9%
All same store facilities:
Net revenue using actual exchange rates	9%	19%	19%

(1)	Our overall domestic same store growth in net revenue per case was favorably impacted by the growth at our nine same store surgical hospitals, which on average perform more complex cases than ambulatory surgery centers. For the year ended 2005, the net revenue per case of our same store ambulatory surgery centers (excluding surgical hospitals) increased 1% compared to the corresponding prior year period. This rate of growth was slower than in prior years largely as a result of the workers compensation reimbursement changes and lapse of the managed care contract described above.

(2)	Measures current year using prior year exchange rates.

Joint Ventures with Not-for-Profit Hospitals

The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (de novos) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. All four of the facilities we are currently constructing involve a hospital partner, as do all nine of the other projects currently in the earlier stages of development. The following table summarizes our facilities as of December 31, 2005, 2004, and 2003:

	2005	2004	2003

United States facilities(1):
With a hospital partner	66	48	35
Without a hospital partner(2)	30	36	27

Total U.S. facilities	96	84	62
United Kingdom facilities	3	3	3

Total facilities operated	99	87	65

Change from prior year-end:
De novo (newly constructed)	9	9
Acquisition	4	13
Disposals(3)	(1)	—

Total increase in number of facilities	12	22

(1)	At December 31, 2005, physicians own a portion of all of these facilities.

(2)	We acquired 11 facilities without a hospital partner in 2004. Seven of these had a hospital partner by December 31, 2005 as a result of our selling a portion of the equity interests we had acquired in 2004.

(3)	We sold our ownership interest in a facility in Cottonwood, Arizona during the first quarter of 2005.

Facility Operating Margins

U.S. same store operating margins received downward pressure during the twelve months ended 2005 as compared to the prior twelve month period, due primarily to the revenue factors discussed above, which caused revenue growth to slow and to no longer outpace our facilities’ growth in operating expenses. While the issue of the lapsed managed care contract was resolved during the fourth quarter of 2005, it negatively affected year over year comparisons for most of 2005. Many of our same store facilities were adversely impacted by the workers compensation rate reductions in Texas and Tennessee. All of the facilities affected by the lapsed contract are co-owned with a not-for-profit hospital partner, as are most facilities being adversely impacted by the workers’ compensation rate reductions. In addition to these factors, the average operating margin of our same store facilities with a hospital partner is being adversely impacted by the higher number of facilities we opened with hospital partners in 2004 as compared to earlier periods. As these facilities are added to the same store group in 2005, they reduce the average margin of the “with a hospital partner” group. This occurs because these facilities, while earning higher margins in 2005 than during 2004, are not yet earning margins as high as our more mature facilities. This effect is particularly significant for three large facilities we opened during the second quarter of 2004, which were added to the same store group in 2005. In our experience larger facilities take longer to earn a positive margin, the impact of which can be significant given that they also earn higher revenues than a smaller facility.

Our U.K. facilities, which comprise 3 of our 99 facilities overall, experienced a decrease in the overall facility margins as a result of an unfavorable payer mix affecting one facility and a drop in referrals from the National Health Service.

The following table summarizes our same store operating margins (see footnote 1 below):

	Year Ended December 31,
	2005		2004		2003

United States facilities:
With a hospital partner	(270	)bps	250	bps	420	bps
Without a hospital partner	(20)		30		170
Total U.S. facilities	(200)		230		310
United Kingdom facilities	(90	)bps	(10	)bps	260	bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues increased by $85.2 million, or 21.9%, to $474.7 million for the year ended December 31, 2005 from $389.5 million for the year ended December 31, 2004. This increase consisted primarily of revenues of newly constructed or acquired facilities and additionally growth of our same store facilities. The net addition of consolidating facilities from December 31, 2004 to December 31, 2005 caused an increase of approximately $52.0 million of revenues, while revenues from same store facilities drove most of the remaining $33.2 million of revenue growth. The U.S. same store facilities performed approximately 4% more surgical cases and received an average of approximately 5% more per case during the year ended December 31, 2005 than in the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2004 exchange rates for both periods, were $5.7 million higher during the year ended December 31, 2005 than in the corresponding prior year period. The U.S. dollar being stronger relative to the British pound in 2005 than in the corresponding prior year period resulted in a $0.7 million decrease in U.K. revenues.

Equity in earnings of unconsolidated affiliates increased by $5.4 million, or 28.8% to $24.0 million for the year ended December 31, 2005 from $18.6 million for the year ended December 31, 2004. This increase is primarily attributed to our increased focus on joint ventures with hospital partners, the ramp up of facilities opened in 2004, and increased ownership in nine facilities we operate in the Dallas/Fort Worth market.

Operating expenses, excluding depreciation and amortization, increased by $58.9 million, or 21.5%, to $332.5 million for the year ended December 31, 2005 from $273.6 million for the year ended December 31, 2004. Operating expenses, excluding depreciation and amortization, decreased as a percentage of revenues to 70.0% for the year ended 2005, from 70.2% for the year ended 2004. This decrease as a percentage of revenues is primarily attributable to the growth in facilities opened in 2004 and our leveraging corporate overhead over a larger number of facilities.

Depreciation and amortization increased $4.2 million, or 15.4%, to $31.4 million for the year ended December 31, 2005 from $27.2 million for the year ended December 31, 2004. This amount increased due primarily as a result of depreciation of assets added through acquisitions and newly opened facilities. Depreciation and amortization as a percentage of revenues decreased to 6.6% for the year ended December 31, 2005 from 7.0% for the year ended December 31, 2004 due to our increased revenue.

Operating income increased $27.6 million, or 25.7%, to $134.9 million for the year ended December 31, 2005 from $107.3 million for the year ended December 31, 2004. Operating income, as a percentage of revenues, increased to 28.4% for the year ended December 31, 2005 from 27.6% for the prior year, primarily as a result of our leveraging corporate overhead and the growth in margins at facilities opened in 2004.

Interest expense, net of interest income, decreased $1.8 million, or 7.5%, to $23.3 million for the year ended December 31, 2005 from $25.1 million for the year ended December 31, 2004, primarily as a result of additional interest income earned on our increased cash balance, which resulted from the sale of our Spanish operations during 2004, more than offsetting our subsidiaries borrowing a portion of the costs of developing and expanding facilities.

Other expense, net of other income decreased $1.9 million, or 138.4%, to $0.5 million of other income for the year ended December 31, 2005 from $1.4 million of expense for the year ended December 31, 2004, primarily due to the 2004 loss of $1.6 million related to the early termination of a credit facility.

Minority interests in income of consolidated subsidiaries increased $8.4 million, or 27.6%, to $38.8 million for the year ended December 31, 2005 from $30.4 million for the year ended December 31, 2004, primarily as a result of our adding seven consolidating facilities in the fourth quarter of 2004 and additionally due to the increased profitability of our existing facilities.

Provision for income taxes was $26.2 million, representing an effective tax rate of 35.7%, for the year ended December 31, 2005, compared to $17.9 million, representing an effective tax rate of 35.5%, for the year ended December 31, 2004.

Net income from continuing operations was $47.1 million for the year ended December 31, 2005 compared to $32.5 million for the year ended December 31, 2004. This increase of 45.0%, or $14.6 million, results primarily from the increases in revenues, equity in earnings of unconsolidated affiliates and improved economies of scale related to expenses discussed above.

Effective September 9, 2004 we sold our Spanish operations. As a result, our income statement reflects the historical results of our Spanish operations in discontinued operations for both years. During 2005 we finalized the calculation of the tax liability arising from our sale of the Spanish operations, and provided for additional legal costs associated with the sale, which resulted in a $0.2 million increase to the net gain on the sale.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues increased by $79.0 million, or 25.4%, to $389.5 million for the year ended December 31, 2004 from $310.6 million for the year ended December 31, 2003. This increase was primarily driven by growth of our U.S. same store facilities, which performed 7% more surgical cases and received an average of approximately 9% more per case in 2004 than in 2003. This U.S. growth rate was slower than in the prior year largely as a result of decreases in rates of reimbursement for workers’ compensation cases in California and Texas and due to the lapse of a managed care contract in one market. Our same store U.K. facilities’ revenue excluding exchange rate fluctuations increased 18% in 2004 as activity increased at the hospital and cancer center we added during 2003. Additionally, revenues increased by $22.6 million in 2004 due to our acquiring facilities or significantly increasing our ownership level in facilities we already operated, and by $9.1 million due to the U.S. dollar being weaker against the British pound in 2004 than in 2003.

Equity in earnings of unconsolidated affiliates increased by $3.5 million, or 23.6% to $18.6 million for the year ended December 31, 2004 from $15.1 million for the year ended December 31, 2003, primarily as a result of growth in case volumes and improved operating margins at our same store facilities.

Operating expenses, excluding depreciation and amortization, increased by $57.4 million, or 26.5%, to $273.6 million for the year ended December 31, 2004 from $216.2 million for the year ended December 31, 2003. Operating expenses, excluding depreciation and amortization, increased as a percentage of revenues from 69.6% to 70.2% primarily as a result of our same facility margin improvement and leveraging of corporate overhead being more than offset by the unfavorable impact of two surgical hospitals we opened during the second quarter of 2004, which are not yet operating at capacity. Our new and newly expanded facilities, particularly the surgical hospitals, hire staff and become fully equipped for a relative high number of surgical cases in their initial months of operations, but the case volumes are not high enough initially to result in operating margins that are as favorable as those generated by our more mature facilities. In addition, we experienced revenue reductions due to reimbursement factors discussed above and due to the relocation of two facilities that were not accompanied by proportional decreases in operating expenses.

Depreciation and amortization increased $4.5 million, or 19.9%, to $27.2 million for the year ended December 31, 2004 from $22.7 million for the year ended December 31, 2003. This amount increased due primarily as a result of depreciation of assets added through acquisitions and newly opened facilities. Depreciation and amortization as a percentage of revenues decreased to 7.0% for the year ended December 31, 2004 from 7.3% for the year ended December 31, 2003 due to our increased revenue.

Operating income increased $20.6 million, or 23.8%, to $107.3 million for the year ended December 31, 2004 from $86.7 million for the year ended December 31, 2003. Operating income, as a percentage of revenues, decreased to 27.6% for the year ended December 31, 2004 from 27.9% for the prior year, primarily as a result of our improved same facility operating margins and leveraging of corporate overhead being more than offset by the lower margins generated at our recently opened facilities and the slower growth of revenues discussed above.

Interest expense, net of interest income, increased $1.3 million, or 5.4%, to $25.1 million for the year ended December 31, 2004 from $23.9 million for the year ended December 31, 2003, primarily as a result of our borrowing a portion of the costs of developing and expanding facilities.

Other expense, net of other income increased $2.1 million, or 289.4%, to $1.4 million of other expense for the year ended December 31, 2004 from $0.7 million of other income for the year ended December 31, 2003, primarily due to the $1.6 million loss on early termination of credit facility, which management elected to terminate upon receiving net cash proceeds of $141.1 million from the sale of the Spanish operations.

Minority interests in income of consolidated subsidiaries increased $6.5 million, or 27.1%, to $30.4 million for the year ended December 31, 2004 from $24.0 million for the year ended December 31, 2003, primarily as a result of our adding a net total of 11 consolidated facilities during 2004 and additionally due to the increased profitability of our existing facilities.

Provision for income taxes was $17.9 million, representing an effective tax rate of 36.5%, for the year ended December 31, 2004, compared to $14.9 million, representing an effective tax rate of 37.7%, for the year ended December 31, 2003. The lower tax rate in 2004 resulted from revisions in estimates of various federal and state tax deductions made in connection with the preparation of our tax returns for 2003.

Net income from continuing operations was $32.5 million for the year ended December 31, 2004 compared to $24.7 million for the year ended December 31, 2003. This increase of 31.5%, or $7.8 million, results primarily from the increased revenues and improved economies of scale related to expenses discussed above.

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

Liquidity and Capital Resources

During the year ended December 31, 2005, we generated $107.9 million of cash flows from operating activities as compared to $81.8 million during 2004 and $66.2 million during 2003. Included in the $66.2 million from 2003 is a benefit of $11.0 million, which is not expected to recur, resulting from the collection of receivables in connection with our modifying contracts under which we provide certain administrative services to physicians, eliminating the financing of accounts receivable from the scope of services we provide. As discussed more fully in Note 1 to our consolidated financial statements for the year ended December 31, 2005, we have reclassified the consolidated impact of cash distributions of our facilities’ earnings from financing activities to operating activities. We believe that this treatment best represents the character of these cash flow amounts by netting them with the related accruals of equity in earnings of unconsolidated affiliates and minority interests in income of consolidated subsidiaries, which enter into the determination of our net income. We believe recent interpretations provided by the SEC with respect to our industry support our classification of these cash flows within operating activities.

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

During the year ended December 31, 2005, our net cash required for investing activities was $102.4 million, consisting primarily of $60.6 million for the purchase of businesses and $30.9 million for the purchase of property and equipment. The $60.6 million primarily represents purchases of new businesses, net of cash received, and incremental investments in unconsolidated affiliates. The most significant of these transactions were:

•	$34.0 million was paid to acquire additional ownership in nine facilities the Company operates in the Dallas/Fort Worth market, net of proceeds from the sale of a portion of three other facilities in this same market,

•	$10.9 million was paid to acquire a controlling interest in an ambulatory surgery center in San Antonio, Texas,

•	$7.4 million was paid to acquire a controlling interest in an ambulatory surgery center in Westwood, California in which we previously owned a noncontrolling interest,

•	$5.5 million was paid to acquire additional ownership in a facility the Company operates in New Jersey,

•	$5.2 million was paid for equity method investments in two surgery centers near Kansas City, Missouri,

•	$4.7 million was paid for an equity method investment in a surgery center in the Sacramento, California area,

•	$12.0 million was received from three not-for-profit healthcare systems for noncontrolling interests in facilities already operated by the Company. Included in these transactions are call options allowing the healthcare systems to acquire additional noncontrolling ownership interests in each facility in 2006. With respect to four of the facilities, the approximate sales price is $10.2 million and the Company has a put option with the same terms. With respect to the other two facilities, the systems have call options that, for one facility, fix the price at $2.0 million and in the other case base the price on a multiple of earnings when the option is exercised. The Company has no put options with respect to these two facilities, and

•	$4.9 million of other transactions.

Approximately $12.4 million of the property and equipment purchases related to ongoing development projects, and the remaining $18.5 million primarily represents purchases of equipment at existing facilities. Investing cash flows also include an advance payment of $8.3 million that was paid to the sellers of an ambulatory surgery center in St. Louis, Missouri for a transaction that was effective January 1, 2006. The $102.4 million of cash used in investing activities was funded primarily with the proceeds of the sale of our Spanish operations and the cash flows from operations noted above. Net cash provided during the year ended December 31, 2005 by financing activities totaled $31.6 million and resulted primarily from our sweeping the cash of our unconsolidated affiliates together with cash proceeds from issuances of stock under our employee stock purchase plan and from exercises of employee stock options. Cash and cash equivalents were $130.4 million at December 31, 2005 as compared to $93.5 million at December 31, 2004 and net working capital was $90.9 million at December 31, 2005 as compared to $87.2 million in the prior year.

On February 21, 2006, we entered into a revolving credit facility with a group of commercial lenders providing us with the ability to borrow up to $200 million for acquisitions and general corporate purposes in the United States. Under the terms of the facility, we may invest up to a total of $20 million in subsidiaries that are not guarantors, including subsidiaries in the United Kingdom. Borrowings under our credit facility will bear interest at rates of 1.00% to 2.25% over LIBOR and will mature on February 21, 2011. Currently, no amounts are outstanding under this facility, although we anticipate borrowing up to $100 million in April to fund the Surgis acquisition. The credit agreement contains various restrictive covenants, including covenants that limit our ability and the ability of certain of our subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock.

Our credit agreement in the United Kingdom provides for total borrowings of £55.0 million (approximately $94.5 million as of December 31, 2005) under four separate facilities. At December 31, 2005, total outstanding borrowings under this credit agreement were approximately $64.4 million which represents total borrowings net of scheduled repayments of $24.0 million that have been made under the agreement, and approximately $6.1 million was available for borrowing, primarily for capital projects specified in the agreement. Borrowings under the United Kingdom credit facility bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. We pledged the capital stock of our U.K. subsidiaries to secure borrowings under the United Kingdom credit facility. We were in compliance with all covenants under our credit agreements as of December 31, 2005.

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

The Company may also redeem the notes at any time prior to December 15, 2006, by paying the principal amount of all outstanding notes plus the greater of (a) 1% of the principal amount or (b) the excess of the present value of the notes and all interest that would accrue through December 14, 2006 over the principal amount of the notes. The Company is obligated to offer to purchase the notes at 101% of the principal amount upon the occurrence of certain change of control events. In addition, the Company was obligated to apply the proceeds of the sales of the Spanish operations within one year to the Company’s operations or to repurchase the notes. The Company was successful in applying all $141.1 million of the proceeds to the acquisition and development of surgical facilities in the United States within this time period, and is therefore not obligated to repurchase the notes. Any redemptions of the notes require payment of all amounts of accrued but unpaid interest. We were in compliance with all covenants related to our Senior Subordinated Notes as of December 31, 2005.

Our contractual cash obligations as of December 31, 2005 may be summarized as follows:

	Payments Due by Period
Contractual Cash Obligations	Total	Within 1 Year	Years 2 and 3	Years 4 and 5	Beyond 5 Years
	(In Thousands)

Long term debt obligations (principal plus interest)(1):
Senior Subordinated Notes	$240,000	$15,000	$30,000	$30,000	$165,000
U.K. credit facility	78,163	8,175	23,560	46,428	—
Other debt at operating subsidiaries	25,848	5,988	11,039	6,600	2,221
Capitalized lease obligations	104,317	9,626	16,376	12,547	65,768
Operating lease obligations	54,832	10,491	17,735	12,149	14,457

Total contractual cash obligations	$503,160	$49,280	$98,710	$107,724	$247,446

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the December 31, 2005 rates applicable to each debt instrument.

Our operating subsidiaries, many of which have minority interest holders who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $72.9 million at December 31, 2005, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 49.6% at December 31, 2005. Additionally, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements.

Currently, USPI and its affiliates have four surgery centers under construction and nine additional surgery centers in the development stage in the United States. Costs to develop a short-stay surgical facility, which include construction, equipment and initial operating losses, vary depending on the range of specialties that will be undertaken at the facility. Our affiliates have budgeted an average of $5.0 million for development costs for each of the four surgery center projects. Development costs are typically funded with approximately 50% debt at the entity level with the remainder provided as equity from the owners of the entity. We have made substantially all of the equity contributions to which we are obligated for three of these projects under construction and are obligated to invest an additional $0.3 million for the other project under construction, but we may choose to invest additional funds in these or other projects in 2006. Additionally, as each of these facilities becomes operational, each will have obligations associated with debt and capital lease arrangements.

Generally, we estimate that we will add 12 to 15 facilities per year, with the majority being new facilities developed by us. This program will continue to require substantial capital resources, which for this number of facilities we would estimate to range from $60.0 million to $80.0 million per year over the next three years. If we identify strategic acquisition opportunities that are larger than usual for us, then these costs could increase greatly. For example, during January 2006 we acquired interests in five surgery centers in the St. Louis market for approximately $50.3 million, of which $8.3 million was paid in December 2005, and entered into an agreement to acquire Surgis, which operates 24 facilities and has an additional 7 under development, for approximately $200 million. We expect to acquire an additional 4 facilities in greater St. Louis later in 2006. While our acquisition of these four facilities, and the Surgis facilities, may not be successfully completed, they represent potential additional uses of our capital that we would have to fund.

Other than the specific transactions described above, our acquisition and development activities primarily include the development of new facilities, buyups of additional ownership in facilities we already operate, and acquisitions of additional facilities. These activities also include, in some cases, payments of additional purchase price to the sellers of acquired facilities based upon the resolution of certain contingencies or based upon acquired facilities achieving certain financial targets. We currently estimate that we will pay approximately $2.2 million related to these obligations which is payable during 2006, is based on contingencies that have been resolved, and accordingly has been accrued as an increase to intangible assets and other accrued expenses in our December 31, 2005 balance sheet. It is also possible we may have to pay the buyers of our Spanish operations up to approximately €1 million ($1.2 million) plus interest related to a Spanish tax contingency for which we indemnified the buyers, although we do not presently believe the likelihood of our making any such payment is probable, as discussed more fully in the notes to our financial statements. In addition, the operations of our existing surgical facilities will require ongoing capital expenditures.

Absent transactions that cause us to exceed our generally expected capital uses, such as the St. Louis and Surgis acquisitions, we believe that existing funds, cash flows from operations, borrowings under our credit facilities, and borrowings under capital lease arrangements at newly developed or acquired facilities will provide sufficient liquidity for the next twelve months. Thereafter, such as to complete the pending Surgis and St. Louis transactions, we may require additional debt or equity financing for our acquisitions and development projects. There are no assurances that needed capital will be available on acceptable terms, if at all. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program.

Off-Balance Sheet Arrangements

As a result of our strategy of partnering with physicians and not-for-profit health systems, we do not own controlling interests in most of our facilities. We account for 57 of our 99 surgical facilities under the equity method.

Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At December 31, 2005, the total debt on the balance sheets of our unconsolidated affiliates was approximately $118.5 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 28.1% at December 31, 2005. USPI or one of its wholly-owned subsidiaries had collectively guaranteed $16.6 million of the $118.5 million in total debt of our unconsolidated affiliates as of December 31, 2005. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly-owned subsidiary had guaranteed $18.4 million as of December 31, 2005. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

As described above, our unconsolidated affiliates own operational surgical facilities or surgical facilities that are under development. These entities are structured as limited partnerships, limited liability partnerships, or limited liability companies. None of these affiliates provide financing, liquidity, or market or credit risk support for us. They also do not engage in hedging, research and development services with us. Moreover, we do not believe that they expose us to any of their liabilities that are not otherwise reflected in our consolidated financial statements and related disclosures. Except as noted above with respect to guarantees, we are not obligated to fund losses or otherwise provide additional funding to these affiliates other than as we determine to be economically required in order to successfully implement our development plans.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123R). SFAS No. 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), which has been the basis of our accounting through December 31, 2005, and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

The requirements of SFAS No. 123R are effective for our first quarter beginning January 1, 2006 and apply to all awards granted, modified or cancelled after that date. The standard also provides for different transition methods for past award grants. We plan to use the modified retrospective method, which involves the restatement of prior period results. SFAS No. 123R will adversely impact our consolidated net income in 2006, and the amount is expected to be significant. On an overall basis, our equity-based compensation is expected to increase somewhat in 2006 as our company continues to grow. However, much of this expense relates to awards for which the accounting is not significantly changed under SFAS No. 123R, namely restricted stock awards. In recent years we have shifted from granting primarily stock options, the expense of which has merely been disclosed, to granting primarily restricted stock awards, the expense of which has been reflected in our income statement even prior to the adoption of SFAS No. 123R. Consequently, our pro forma stock option expense has been decreasing in recent quarters as the estimated service periods are completed for outstanding options and their value thus becomes fully amortized. By the time we adopt SFAS No. 123R in 2006, we expect that the incremental expense related to the adoption of the standard will therefore be less than our recent pro forma expense disclosures related to stock options, as more stock options vest and become fully amortized.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, to clarify the requirement to record liabilities stemming from a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional on a future event. The effect of our adopting FIN 47 for the year ended December 31, 2005 was determined to be immaterial.

In June 2005, the FASB ratified the conclusions of Emerging Issues Task Force No. 04-5 (EITF 04-5), Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or

Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity. EITF No. 04-5 is effective for all limited partnerships formed after June 29, 2005 and for any limited partnerships in existence on June 29, 2005 that modify their partnership agreements after that date, and our adoption of EITF 04-5 with respect to these entities did not materially impact our financial position or results of operations. EITF No. 04-5 is effective for all limited partnerships beginning January 1, 2006, and we do not expect this phase of adopting EITF 04-5 to have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime, LIBOR or Euribor. At December 31, 2005, $149.2 million of our total outstanding notes payable was the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $15.5 million was in other fixed rate instruments and the remaining $70.2 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of $0.7 million. The Senior Subordinated Notes, which represent 91% of our total fixed rate debt at December 31, 2005, are considered to have a fair value, based upon recent trading, of $160.9 million, which is approximately $11.7 million higher than the carrying value at December 31, 2005.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our reports filed with the Commission. There have been no significant changes in our internal controls which could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design and testing of the operational effectiveness of the Company’s internal control over financial reporting. USPI acquired several subsidiaries and equity method investments during 2005. Accordingly, management’s evaluation excluded the following subsidiaries and equity method investments acquired during 2005, with total assets of $24.9 million and total revenues of $3.9 million included in the Company’s consolidated financial statements as of and for the year ended December 31, 2005:

•	USP San Antonio, Inc. (Investment in San Antonio Endoscopy, L.P.)

•	USP North Kansas City, Inc. (Investments in Briarcliff Ambulatory Surgery Center, L.P., and Liberty Ambulatory Surgery Center, L.P.)

•	USP Kansas City, Inc. (Investment in St. Mary’s Surgical Center, L.L.C.)

•	USP Sacramento, Inc. (Investment in Folsom Outpatient Surgery Center, L.P.)

•	USP Cedar Park, Inc. (Investment in Cedar Park Surgery Center, L.P.)

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

KPMG LLP, the registered public accounting firm that audited the Company’s financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included with the Company’s financial statements in Item 15(a)(1).

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The response to this item will be included in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2006 and is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item will be included in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2006 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2006 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The response to this item will be included in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2006 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item will be included in the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2006 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

The following financial statements are filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
United Surgical Partners International, Inc.:

We have audited the accompanying consolidated balance sheets of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Surgical Partners International, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Surgical Partners International, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Dallas, Texas
February 27, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
United Surgical Partners International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that United Surgical Partners International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Surgical Partners International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that United Surgical Partners International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, United Surgical Partners International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

United Surgical Partners International, Inc. acquired several subsidiaries and equity method investments during 2005, and management excluded from its assessment of the effectiveness of United Surgical Partners International, Inc.’s internal control over financial reporting as of December 31, 2005, the internal control over financial reporting associated with total assets of $24.9 million and total revenues of $3.9 million included in the consolidated financial statements of United Surgical Partners International, Inc. and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of United Surgical Partners

International, Inc. also excluded an evaluation of the internal control over financial reporting of the subsidiaries and equity method investments listed below:

•	USP San Antonio, Inc. (Investment in San Antonio Endoscopy, L.P.)

•	USP North Kansas City, Inc. (Investments in Briarcliff Ambulatory Surgery Center, L.P., and Liberty Ambulatory Surgery Center, L.P.)

•	USP Kansas City, Inc. (Investment in St. Mary’s Surgical Center, L.L.C.)

•	USP Sacramento, Inc. (Investment in Folsom Outpatient Surgery Center, L.P.)

•	USP Cedar Park, Inc. (Investment in Cedar Park Surgery Center, L.P.)

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Surgical Partners International, Inc., and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 27, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
February 27, 2006

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
	(In thousands, except per share amounts)

ASSETS
Cash and cash equivalents	$130,440	$93,467
Patient receivables, net of allowance for doubtful accounts of $6,656 and $7,277, respectively	44,501	43,591
Other receivables (Note 4)	10,253	20,293
Inventories of supplies	7,819	7,188
Deferred tax asset, net	11,654	7,393
Prepaids and other current assets	8,443	7,035

Total current assets	213,110	178,967
Property and equipment, net (Note 5)	259,016	265,889
Investments in affiliates (Note 3)	100,500	43,402
Goodwill and intangible assets, net (Note 6)	422,556	402,355
Other assets (Note 2)	33,659	31,691

Total assets	$1,028,841	$922,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$19,095	$18,048
Accrued salaries and benefits	19,572	20,582
Due to affiliates	34,997	12,805
Accrued interest	1,506	1,856
Current portion of long-term debt (Note 7)	15,922	15,316
Other accrued expenses	31,072	23,182

Total current liabilities	122,164	91,789

Long-term debt, less current portion (Note 7)	270,564	273,169
Other long-term liabilities	4,474	2,624
Deferred tax liability, net	36,591	31,846

Total liabilities	433,793	399,428
Minority interests (Note 3)	63,998	48,267
Commitments and contingencies (Notes 8 and 15)
Stockholders’ equity (Note 9)
Common stock, $0.01 par value; 200,000 shares authorized; 44,320 and 42,990 shares issued at December 31, 2005 and 2004, respectively	443	430
Additional paid-in capital	375,656	349,048
Treasury stock, at cost, 37 and 21 shares at December 31, 2005 and 2004, respectively	(831)	(320)
Deferred compensation	(14,128)	(7,689)
Accumulated other comprehensive income, net of tax	3,896	14,420
Retained earnings	166,014	118,720

Total stockholders’ equity	531,050	474,609

Total liabilities and stockholders’ equity	$1,028,841	$922,304

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Revenues:
Net patient service revenue	$437,867	$351,071	$272,952
Management and administrative services revenue	35,904	37,642	36,205
Other income	970	817	1,407

Total revenues	474,741	389,530	310,564
Equity in earnings of unconsolidated affiliates	23,998	18,626	15,074
Operating expenses:
Salaries, benefits, and other employee costs	121,733	100,333	75,051
Medical services and supplies	84,695	64,671	49,055
Other operating expenses	86,245	72,958	59,429
General and administrative expenses	30,275	27,493	25,819
Provision for doubtful accounts	9,518	8,159	6,859
Depreciation and amortization	31,406	27,209	22,700

Total operating expenses	363,872	300,823	238,913

Operating income	134,867	107,333	86,725
Interest income	4,455	1,591	1,015
Interest expense	(27,708)	(26,720)	(24,863)
Loss on early termination of credit facility (Note 7)	—	(1,635)	—
Other	533	247	733

Total other expense, net	(22,720)	(26,517)	(23,115)
Income before minority interests	112,147	80,816	63,610
Minority interests in income of consolidated subsidiaries	(38,835)	(30,441)	(23,959)

Income from continuing operations before income taxes	73,312	50,375	39,651
Income tax expense	(26,173)	(17,867)	(14,934)

Income from continuing operations	47,139	32,508	24,717
Discontinued operations, net of tax (Note 2):
Income from discontinued operations	—	3,329	5,159
Net gain on disposal of Spanish operations	155	50,338	—

Total earnings from discontinued operations	155	53,667	5,159

Net income	$47,294	$86,175	$29,876

Net income per share attributable to common stockholders
Basic:
Continuing operations	$1.10	$0.78	$0.61
Discontinued operations	—	1.28	0.12

Total	$1.10	$2.06	$0.73

Diluted:
Continuing operations	$1.05	$0.74	$0.58
Discontinued operations	—	1.22	0.12

Total	$1.05	$1.96	$0.70

Weighted average number of common shares
Basic	42,994	41,913	40,699
Diluted	44,977	43,948	42,366

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Net income	$47,294	$86,175	$29,876
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,975)	2,515	28,964
Minimum pension liability adjustment, net of tax	(549)	(235)	496
Net unrealized gains on securities, net of tax	—	70	102
Reclassifications due to sale of Spanish operations:
Foreign currency translation adjustments	—	(20,563)	—
Net unrealized gains on securities, net of tax	—	(219)	—

Other comprehensive income (loss)	(10,524)	(18,432)	29,562

Comprehensive income	$36,770	$67,743	$59,438

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2005, 2004 and 2003

						Receivables	Accumulated
	Common Stock		Additional			from Sales	Other
	Outstanding		Paid-in	Treasury	Deferred	of Common	Comprehensive	Retained
	Shares	Par Value	Capital	Stock	Compensation	Stock	Income (Loss)	Earnings	Total
	(In thousands)

Balance, December 31, 2002	40,656	$410	$320,613	$(3,733)	$(1,226)	$(191)	$3,290	$3,098	$322,261
Issuance of common stock and exercise of stock options	828	5	9,655	2,864	(4,137)	190	—	(432)	8,145
Repurchases of common stock	(5)	—	113	(117)	—	—	—	—	(4)
Amortization of deferred compensation	—	—	—	—	815	—	—	—	815
Net income	—	—	—	—	—	—	—	29,876	29,876
Foreign currency translation adjustments	—	—	—	—	—	—	28,964	—	28,964
Unrealized gains on securities	—	—	—	—	—	—	102	—	102
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	496	—	496

Balance, December 31, 2003	41,479	415	330,381	(986)	(4,548)	(1)	32,852	32,542	390,655
Issuance of common stock and exercise of stock options	1,508	15	18,674	1,077	(5,113)	1	—	3	14,657
Repurchases of common stock	(18)	—	(7)	(411)	—	—	—	—	(418)
Amortization of deferred compensation	—	—	—	—	1,972	—	—	—	1,972
Net income	—	—	—	—	—	—	—	86,175	86,175
Foreign currency translation adjustments	—	—	—	—	—	—	2,515	—	2,515
Unrealized gains on securities	—	—	—	—	—	—	70	—	70
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(235)	—	(235)
Reclassifications due to sale of Spanish operations	—	—	—	—	—	—	(20,782)	—	(20,782)

Balance, December 31, 2004	42,969	430	349,048	(320)	(7,689)	—	14,420	118,720	474,609
Issuance of common stock and exercise of stock options	1,346	13	26,608	363	(10,454)	—	—	—	16,530
Repurchases of common stock	(32)	—	—	(874)	—	—	—	—	(874)
Amortization of deferred compensation	—	—	—	—	4,015	—	—	—	4,015
Net income	—	—	—	—	—	—	—	47,294	47,294
Foreign currency translation adjustments	—	—	—	—	—	—	(9,975)	—	(9,975)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(549)	—	(549)

Balance, December 31, 2005	44,283	$443	$375,656	$(831)	$(14,128)	$—	$3,896	$166,014	$531,050

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
		(Revised — Note 1)	(Revised — Note 1)
	(In thousands)

Cash flows from operating activities:
Net income	$47,294	$86,175	$29,876
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from discontinued operations	(155)	(53,667)	(5,159)
Provision for doubtful accounts	9,518	8,159	6,859
Depreciation and amortization	31,406	27,209	22,700
Amortization of debt issue costs and discount	775	1,771	1,814
Deferred income taxes	2,041	4,619	9,290
Loss on early termination of credit agreement	—	1,635	—
Equity in earnings of unconsolidated affiliates, net of distributions received	(3,958)	(3,248)	(5,175)
Minority interests in income of consolidated subsidiaries, net of distributions paid	1,537	5,012	5,863
Equity-based compensation	4,514	3,299	2,970
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(10,239)	(13,729)	(13,891)
Other receivables	9,319	(518)	15,380
Inventories of supplies, prepaids and other assets	(677)	(2,080)	(351)
Accounts payable and other current liabilities	10,365	14,908	(3,883)
Other long-term liabilities	6,165	2,206	(87)

Net cash provided by operating activities	107,905	81,751	66,206

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(60,612)	(131,123)	(43,939)
Proceeds from sale of Spanish operations	—	141,132	—
Purchases of property and equipment	(30,905)	(23,869)	(22,274)
Returns of capital from unconsolidated affiliates	201	9	682
Increase in deposits and notes receivable	(11,117)	(5,517)	(13,937)

Net cash used in investing activities	(102,433)	(19,368)	(79,468)

Cash flows from financing activities:
Proceeds from long-term debt	17,114	18,341	40,309
Payments on long-term debt	(18,642)	(26,368)	(42,721)
Proceeds from issuance of common stock	10,954	9,598	4,311
Payments to repurchase common stock	—	—	(4)
Increase in cash held on behalf of unconsolidated affiliates	23,541	—	—
Returns of capital to minority interest holders	(1,389)	(536)	(83)

Net cash provided by financing activities	31,578	1,035	1,812

Cash flows of discontinued operations:
Operating cash flows	—	3,520	12,458
Investing cash flows	—	(9,471)	(30,588)
Financing cash flows	—	7,225	10,184
Effect of exchange rate changes	—	(2)	573

Net cash provided by (used in) discontinued operations	—	1,272	(7,373)

Effect of exchange rate changes on cash	(77)	258	(229)

Net increase (decrease) in cash and cash equivalents	36,973	64,948	(19,052)
Cash and cash equivalents at beginning of year	93,467	28,519	47,571

Cash and cash equivalents at end of year	$130,440	$93,467	$28,519

Supplemental information:
Interest paid, net of amounts capitalized	$27,822	$25,050	$23,249
Income taxes paid	17,553	30,927	5,889
Non-cash transactions:
Issuance of common stock for service contracts	$—	$—	$254
Issuance of common stock to employees	10,609	5,250	6,291
Sale of noncontrolling interests for notes receivable	—	—	2,492
Assets acquired under capital lease obligations	4,086	27,691	586
Note receivable for remaining proceeds of sale of Spanish operations	—	18,035	—

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(1)	Summary of Significant Accounting Policies and Practices

(a) Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Europe. At December 31, 2005, USPI, headquartered in Dallas, Texas, operated 99 short-stay surgical facilities. Of these 99 facilities, USPI consolidates the results of 42 and accounts for 57 under the equity method. USPI operates in two countries, with 96 of its 99 facilities located in the United States of America; the remaining three facilities are located in the United Kingdom. Most of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At December 31, 2005, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 66 of the Company’s 96 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

Global Healthcare Partners Limited (Global), a USPI subsidiary incorporated in England, manages and wholly owns three private surgical hospitals in the greater London area.

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

(b) Stock Split

On June 16, 2005, the Company announced that its board of directors had approved a three-for-two split of the Company’s common stock. The stock split was effected in the form of a stock dividend of 0.5 additional shares for each shared owned by stockholders of record on June 30, 2005 and each share held in treasury as of the record date. The additional shares were distributed to the stockholders on July 15, 2005. Share amounts and earnings per share amounts have been restated for all periods presented in the accompanying consolidated financial statements and related footnotes.

(c) Translation of Foreign Currencies

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

(d) Principles of Consolidation

The consolidated financial statements include the financial statements of USPI and its wholly-owned and majority-owned subsidiaries. In addition, the Company consolidates the accounts of certain investees of which it does not technically hold a majority ownership interest because the Company maintains effective control over the investees’ assets and operations. All significant intercompany balances and transactions have been eliminated in consolidation.

(e) Use of Estimates

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

(f) Revisions to Cash Flow Statements

The Company has revised its 2004 and 2003 cash flow statements to classify cash distributions of its facilities’ earnings within operating activities, where they are netted with the related captions under equity in earnings of unconsolidated affiliates and minority interests in income of consolidated subsidiaries. Previously, all such distributions were reported as cash flows from financing activities.

Cash distributions from facilities are either distributions received from equity method investees or distributions from consolidated subsidiaries to minority interest holders. In the ordinary course of business, the Company’s facilities, both consolidated subsidiaries and unconsolidated affiliates, distribute their operating cash flow each month or quarter to their owners, including the Company. Thus these distributions include the cash effects of transactions of each facility that enter into the determination of the facility’s net income. As such, distributions to minority interest holders have been classified as cash flows from operating activities in the revised cash flow statements. Additionally, since distributions received from unconsolidated affiliates represent a return on the related equity investments, such amounts have also been included in operating activities in the revised cash flow statements.

Where such amounts represent a return of capital, as opposed to distributions of earnings, they are not classified within cash flows from operating activities, but rather are included in investing activities (for amounts received from equity method investees) or financing activities (for amounts paid to minority interest holders). The effects of the above revisions to the 2004 and 2003 cash flow statements are summarized as follows:

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Net Cash Provided by (Used in)			Net Cash Provided by (Used in)
	Operating	Investing	Financing	Operating	Investing	Financing
	Activities	Activities	Activities	Activities	Activities	Activities

Previously reported	$91,540	$(19,377)	$(8,745)	$74,375	$(80,150)	$(5,675)
Distributions received from equity method investees	15,378	—	(15,378)	9,899	—	(9,899)
Distributions paid to minority interest holders	(25,167)	—	25,167	(18,068)	—	18,068
Returns of investees’ capital	—	9	(9)	—	682	(682)

As revised	$81,751	$(19,368)	$1,035	$66,206	$(79,468)	$1,812

Additionally, as shown on the statement of cash flows, the Company has separately disclosed the operating, investing, and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

(g) Cash Equivalents and Investments

For purposes of the statements of cash flows, USPI considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Investments in unconsolidated companies in which the Company exerts significant influence and owns between 20% and 50% of the investees are accounted for using the equity method.

Investments in unconsolidated companies in which the Company owns less than 20% of an investee but exerts significant influence through board of director representation and, in many cases, an agreement to manage the investee are also accounted for using the equity method.

All investments in companies in which the Company does not exert significant influence, generally indicated by ownership less than 20% and the absence of board representation and a management agreement, are carried at cost.

(h) Inventories of Supplies

Inventories of supplies are stated at cost, which approximates market, and are expensed as used.

(i) Property and Equipment

Property and equipment are stated at cost or, when acquired as part of a business combination, fair value at date of acquisition. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the asset and accumulated depreciation accounts are adjusted accordingly, and any gain or loss is reflected in earnings or loss of the respective period. Maintenance costs and repairs are expensed as incurred; significant renewals and betterments are capitalized. Assets held under capital leases are classified as property and equipment and amortized using the straight-line method over the shorter of the useful lives or lease terms, and the related obligations are recorded as debt. Amortization of assets under capital leases and of leasehold improvements is included in depreciation expense. The Company records operating lease expense on a straight-line basis unless another systematic and rational allocation is more representative of the time pattern in which the leased property is physically employed. The Company amortizes leasehold improvements, including amounts funded by landlord incentives or allowances, for which the related deferred rent is amortized as a reduction of lease expense, over the shorter of their economic lives or the lease term.

(j) Intangible Assets

Intangible assets consist of costs in excess of net assets acquired (goodwill), costs associated with the purchase of management and administrative service contract rights, and other intangibles, which consist primarily of debt issue costs. Most of the Company’s intangible assets have indefinite lives. Accordingly, these assets, along with goodwill, are not amortized but are instead tested for impairment annually, or more frequently if changing circumstances warrant. Goodwill is tested for impairment at the reporting unit level, which corresponds to the Company’s operating segments, or countries. The Company continues to amortize intangible assets with definite useful lives over their respective useful lives to their estimated residual values and reviews them for impairment in the same manner as long-lived assets, discussed below.

(k) Impairment of Long-lived Assets

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

(l) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, current portion of long-term debt and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of variable rate long-term debt approximate fair value. The fair values of fixed rate long-term debt are based on quoted market prices.

(m) Revenue Recognition

Revenue consists primarily of net patient service revenues, which are based on the facilities’ established billing rates less allowances and discounts, principally for patients covered under contractual programs with private insurance companies. USPI derives approximately 75% of its net patient service revenues from private insurance payers, approximately 11% from governmental payors and approximately 14% from self-pay and other payors. In addition, USPI has entered into agreements with certain surgical facilities, hospitals and physician practices to provide management services. As compensation for these services each month, USPI charges the managed entities management fees which are either fixed in amount or represent a fixed percentage of each entity’s earnings, typically defined as net revenue less a provision for doubtful accounts or operating income. Amounts are recognized as services are provided. The Company provides for bad debts principally based upon the aging of accounts receivable and uses specific identification to write off amounts against its allowance for doubtful accounts.

(n) Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates consists of USPI’s share of the profits or losses generated from its noncontrolling equity investments in 57 surgical facilities. Because these operations are central to USPI’s business strategy, equity in earnings of unconsolidated affiliates is classified as a component of operating income in the accompanying statements of income. USPI has contracts to manage these facilities, which results in USPI having an active role in the operations of these facilities and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities.

(o) Income Taxes

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

(p) Equity-Based Compensation

As discussed in Note 18, USPI will adopt a new accounting standard regarding its accounting for equity-based compensation effective January 1, 2006.

Through December 31, 2005, USPI applied the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option grants to employees. Accordingly, USPI generally has not recorded compensation expense because USPI generally has issued options for which the option exercise price equals the current market price of the underlying stock on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As permitted under SFAS No. 123, the Company elected to continue to apply the intrinsic value based method of accounting described above, and adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. Had USPI determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, USPI’s net income would have been the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003

Net income:
As reported	$47,294	$86,175	$29,876
Add: Total stock-based employee compensation expense included in reported net income, net of taxes	2,934	2,145	1,930
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(6,015)	(6,072)	(6,030)

Pro forma	$44,213	$82,248	$25,776

Basic earnings per share
As reported	$1.10	$2.06	$0.73
Pro forma	1.03	1.96	0.63
Diluted earnings per share
As reported	$1.05	$1.96	$0.70
Pro forma	$0.98	1.87	0.61

The fair market values for grants made during the three-year period in the table above were estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: risk-free interest rates ranging from 2.1% to 4.3%, expected dividend yield of zero, expected volatility of the market price of the Company’s common stock ranging from 30% to 40%, and expected lives of six months for shares issued under the employee stock purchase plan and ranging from three to five years for stock options.

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

(q) Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(2)	Discontinued Operations

During September 2004, the Company sold its Spanish operations. USPI has no continuing involvement and thus reports its Spanish operations as discontinued operations for all years presented. Of the sales proceeds, approximately €16.0 million was deferred. The Company entered into a forward currency exchange contract with a currency broker to hedge the Company’s exposure to currency exchange rate fluctuations until January 2007, at which time the Company will receive the €16.0 million remaining sales price, plus interest accruing at approximately 4% per annum, from the buyers and will exchange the Eurodollar amount for $19.8 million.

Accordingly, the Company’s other noncurrent assets include a note receivable of $19.0 million at December 31, 2005. This asset is earning interest at a rate of approximately 4%, accreting to the $19.8 million that will be received by the Company in January 2007. As part of the sale, the Company indemnified the buyers against tax and other contingencies, as discussed more fully in Note 15. During, 2005, the Company recorded earnings of $0.2 million related to its discontinued Spanish operations, primarily as a result of finalizing the calculation of the tax liability arising from the sale.

(3)	Acquisitions and Equity Investments

Effective January 1, 2005, the Company acquired a controlling interest in an ambulatory surgery center in Westwood, California in which the Company had previously owned a noncontrolling interest, for $7.4 million in cash.

Effective May 1, 2005, the Company acquired a controlling interest in an ambulatory surgery center in San Antonio, Texas, for $10.9 million in cash.

Goodwill in an aggregate amount of $15.8 million and management contracts of $1.7 million not subject to amortization were added by these transactions, all in the United States. Of these amounts, the amortization of $17.2 million is expected to be deductible for tax purposes.

The terms of certain of USPI’s acquisition agreements provide for additional consideration to be paid to or received from the sellers based on certain financial targets or objectives being met for the acquired facilities or based upon the resolution of certain contingencies. Such additional consideration, which amounted to net payments by USPI of approximately $3.6 million, $1.0 million, and $3.8 million during 2005, 2004, and 2003, respectively, is recorded as an increase or decrease to goodwill at the time the targets or objections are met or the contingencies are resolved. The Company’s management currently estimates the additional potential consideration that may be paid in future years to be $2.2 million, which is based on contingencies that have been resolved and accordingly is included in other accrued expenses as of December 31, 2005, in the accompanying financial statements.

Following are the unaudited pro forma results for the years ended December 31, 2005 and 2004 as if the acquisitions occurred on January 1 of each year (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004
	(Unaudited)

Net revenues	$476,483	$404,357
Income from continuing operations	47,511	34,462
Diluted earnings per share from continuing operations	$1.06	$0.78

These unaudited pro forma results have been prepared for comparative purposes only. The pro forma results do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been in effect at the beginning of the preceding year, nor are they necessarily indicative of the results of operations that may be achieved in the future.

The Company also routinely engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. Acquisitions of noncontrolling interests are accounted for under the purchase method and generally result in additional amounts recorded to goodwill. Sales of minority interests are accounted for as reductions of minority interests, due to future contemplated capital transactions. For the year ended December 31, 2005 such transactions resulted in net cash outflows of $38.7 million, of which:

•	$34.0 million was paid to acquire additional ownership in nine facilities the Company operates in the Dallas/Fort Worth market, net of proceeds from the sale of a portion of three other facilities in this same market,

•	$5.2 million was paid for equity method investments in two surgery centers near Kansas City, Missouri,

•	$4.7 million was paid for an equity method investment in a surgery center in the Sacramento, California area,

•	$5.5 million was paid to acquire additional ownership in a facility the Company operates in New Jersey,

•	$12.0 million was received from three not-for-profit healthcare systems for noncontrolling interests in facilities already operated by the Company. Included in these transactions are call options allowing the healthcare systems to acquire additional noncontrolling ownership interests in each facility in 2006. With respect to four of the facilities, the approximate future sales price is $10.2 million and the Company has a put option with the same terms. With respect to the other two facilities, the systems have call options that, for one facility, fix the price at $2.0 million and in the other case base the price on a multiple of earnings when the option is exercised. The Company has no put options with respect to these two facilities. Consistent with the Company’s policy regarding sales of noncontrolling interests, no gain or loss was recognized on these transactions; and

•	$1.3 million was paid for other net purchases of equity interests.

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

	2005	2004	2003

Unconsolidated facilities operated at year-end	57	44	33
Income statement information:
Revenues	$443,292	$339,109	$240,848
Equity in earnings of unconsolidated affiliates	27	—	—
Operating expenses:
Salaries, benefits, and other employee costs	109,734	79,917	55,480
Medical services and supplies	86,573	62,213	43,079
Other operating expenses	111,140	77,820	54,499
Depreciation and amortization	20,287	15,480	11,538

Total operating expenses	327,734	235,430	164,596

Operating income	115,585	103,679	76,252
Interest expense, net	(10,560)	(9,297)	(7,246)
Other	772	826	(64)

Income before income taxes	$105,797	$95,208	$68,942

Balance sheet information:
Current assets	$119,461	$96,006	$69,659
Noncurrent assets	203,463	163,410	132,380
Current liabilities	65,487	51,027	38,234
Noncurrent liabilities	112,926	96,415	73,414

(4)	Other Receivables

Other receivables consist primarily of amounts receivable for services performed and funds advanced under management and administrative service agreements. As discussed in Note 10, most of the entities to which the Company provides management and administrative services are related parties, due to the Company being an investor in those facilities. At December 31, 2005 and 2004, the amounts receivable from related parties, which are included in other receivables on the Company’s balance sheet, totaled $6.7 million and $10.0 million, respectively.

(5)	Property and Equipment

At December 31, property and equipment consisted of the following (in thousands):

	Estimated
	Useful Lives	2005	2004

Land and land improvements	—	$19,856	$21,973
Buildings and leasehold improvements	7-50 years	209,334	202,668
Equipment	3-12 years	155,595	149,174
Furniture and fixtures	4-20 years	9,485	8,625
Construction in progress		924	1,307

		395,194	383,747
Less accumulated depreciation		(136,178)	(117,858)

Net property and equipment		$259,016	$265,889

At December 31, 2005, assets recorded under capital lease arrangements included in property and equipment consisted of the following (in thousands):

	2005	2004

Land and buildings	$47,521	$48,199
Equipment and furniture	32,576	29,701

	80,097	77,900
Less accumulated amortization	(29,942)	(24,196)

Net property and equipment under capital leases	$50,155	$53,704

(6)	Goodwill and Intangible Assets

The Company follows the provisions of Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually, with tests of goodwill occurring at the reporting unit level (defined as an operating segment or one level below an operating segment). SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values. The Company determined that its reporting units are at the operating segment (country) level. The Company completed the required annual impairment tests during 2003, 2004 and 2005. No impairment losses were identified in any reporting unit or intangible asset as a result of these tests.

Intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	December 31,
	2005	2004

Goodwill	$338,270	$319,355
Other intangible assets	84,286	83,000

Total	$422,556	$402,355

The following is a summary of changes in the carrying amount of goodwill by operating segment and reporting unit for years ended December 31, 2004 and 2005 (in thousands):

		United
	U.S.	Kingdom	Spain	Total

Balance at December 31, 2003	$179,599	$25,475	$50,913	$255,987
Additions	116,688	57	—	116,745
Disposals	(2,398)	—	(50,913)	(53,311)
Other	(1,948)	1,882	—	(66)

Balance at December 31, 2004	291,941	27,414	—	319,355

Additions	29,243	—	—	29,243
Disposals	(7,449)	—	—	(7,449)
Other	—	(2,879)	—	(2,879)

Balance at December 31, 2005	$313,735	$24,535	$—	$338,270

Goodwill additions during the years ended December 31, 2004 and 2005 resulted primarily from business combinations and additionally from purchases of additional interests in subsidiaries, and purchases of equity investments accounted for under the equity method, for which the related goodwill is included in intangible assets. For the year ended 2004, other changes to the carrying amount of goodwill in the Company’s U.S. reporting unit were related to the reversal of a valuation allowance against a net operating loss carryforward the Company added in a 2001 acquisition. In the U.K., for the years ended 2005 and 2004, the other changes were primarily due to foreign currency translation adjustments.

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

The following is a summary of intangible assets at December 31, 2005 and 2004 (in thousands):

	December 31, 2005
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

Definite Useful Lives
Management Contracts	$25,234	$(10,767)	$14,467
Other	7,892	(2,644)	5,248

Total	$33,126	$(13,411)	19,715

Indefinite Useful Lives
Management Contracts			63,859
Other			712

Total			64,571

Total intangible assets			$84,286

	December 31, 2004
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

Definite Useful Lives
Management Contracts	$25,506	$(9,168)	$16,338
Other	7,892	(1,942)	5,950

Total	$33,398	$(11,110)	22,288

Indefinite Useful Lives
Management Contracts			59,908
Other			804

Total			60,712

Total intangible assets			$83,000

Amortization expense from continuing operations related to intangible assets with definite useful lives was $2.2 million and $2.3 million for the years ended December 31, 2005 and 2004, respectively. Additionally, accumulated amortization changed as a result of amortization of debt issue costs in the amounts of $0.7 million and $1.7 million during the years ended December 31, 2005 and 2004, respectively, which is reflected in interest expense, and foreign currency translation adjustments. The weighted average amortization period for intangible assets with definite useful lives is 13 years for management contracts, 10 years for other intangible assets, and 12 years overall.

The following table provides estimated amortization expense related to intangible assets with definite useful lives for each of the years in the five-year period ending December 31, 2010:

2006	$2,026
2007	2,026
2008	1,594
2009	1,215
2010	1,215

$8,076

(7)	Long-term Debt

At December 31, long-term debt consisted of the following (in thousands):

	2005	2004

Senior credit agreements	$64,370	$65,918
Senior subordinated notes	149,174	149,077
Notes payable to financial institutions	21,326	20,698
Capital lease obligations	51,616	52,792

Total long-term debt	286,486	288,485
Less current portion	(15,922)	(15,316)

Long-term debt, less current portion	$270,564	$273,169

(a) Lines of Credit

On September 27, 2004, the Company terminated its primary U.S. revolving credit facility, under which no amounts were outstanding. The Company’s management initiated this termination in advance of the scheduled maturity date of November 2005 given the Company’s ongoing positive operating cash flows coupled with the receipt of approximately $141.1 million in cash related to the sale of the Spanish operations. Accordingly, the Company wrote off approximately $1.6 million ($1.1 million after the related tax benefit) in unamortized debt issue costs during the third quarter of 2004. The Company entered into a new revolving credit facility in February 2006, as discussed more fully in Note 16.

Global, the Company’s majority-owned U.K. subsidiary, has a credit agreement with a commercial lender that provides for total borrowings of £55.0 million (approximately $94.5 million at December 31, 2005) under four separate facilities. At December 31, 2005, total outstanding borrowings under the agreement were approximately $64.4 million, which represents total borrowings net of scheduled repayments of $24.0 million that have been made under the agreement, and approximately $6.1 million was available for borrowing, primarily for capital projects specified in the agreement. Borrowings under this agreement are secured by certain assets and the capital stock of Global and its subsidiaries, bear interest ranging from 1.50% to 2.00% over LIBOR, and mature in April 2010. At December 31, 2005, the weighted average rate applicable to the outstanding balance was 6.18%.

Fees paid for unused portions of the lines of credit were approximately $73,273, $676,688, and $490,080, in 2005, 2004, and 2003, respectively.

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

The Company may also redeem the notes at any time prior to December 15, 2006, by paying the principal amount of all outstanding notes plus the greater of (a) 1% of the principal amount or (b) the excess of the present value of the notes and all interest that would accrue through December 14, 2006 over the principal amount of the notes. The Company is obligated to offer to purchase the notes at 101% of the principal amount upon the occurrence of certain change of control events. In addition, the Company was obligated to apply the proceeds of the sales of the Spanish operations within one year to the Company’s operations or to repurchase the notes. The Company was successful in applying all $141.1 million of the proceeds to the acquisition and development of surgical facilities in the United States within this time period, and is therefore not obligated to repurchase the notes. Any redemptions of the notes require payment of all amounts of accrued but unpaid interest.

The notes, carried at the principal amount of $150 million net of the unamortized discount of approximately $0.8 million at December 31, 2005, represent the full amount of subordinated debt outstanding at December 31, 2005 and 2004. At December 31, 2005 and 2004, the notes were considered to have a fair value, based upon recent trading, of $161.1 million and $169.1 million, which amounts are approximately $11.9 million and $20.0 million higher than the carrying value at December 31, 2005 and 2004, respectively.

(c) Other Long-term Debt

The Company and its subsidiaries have notes payable to financial institutions, former owners of acquired businesses, and other parties which mature at various date through 2013 and accrue interest at fixed and variable rates ranging from 4.90% to 12.00%.

Capital lease obligations in the carrying amount of $51.6 million are secured by underlying real estate and equipment and have interest rates ranging from 4.86% to 17.31%.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2005 are as follows (in thousands): 2006, $15,922; 2007, $16,754; 2008, $16,474; 2009, $15,128; 2010, $34,738; thereafter, $187,470.

(8)	Leases

USPI leases various office equipment and office space under a number of operating lease agreements, which expire at various times through the year 2020. Such leases do not involve contingent rentals, nor do they contain significant renewal or escalation clauses. Office leases generally require USPI to pay all executory costs (such as property taxes, maintenance and insurance).

Minimum future payments under noncancelable leases, with remaining terms in excess of one year as of December 31, 2005 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

Year ending December 31,
2006	$9,626	$10,491
2007	8,534	9,245
2008	7,842	8,490
2009	6,573	6,806
2010	5,974	5,343
Thereafter	65,768	14,457

Total minimum lease payments	104,317	$54,832

Amount representing interest	(52,701)

Present value of minimum lease payments	$51,616

Total rent expense from continuing operations under operating leases was $13.7 million, $11.3 million, and $8.6 million for the years ended December 31, 2005, 2004, and 2003, respectively.

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

No preferred stock or accrued dividends were outstanding at December 31, 2005 and 2004.

All authorized shares of Series A Redeemable Preferred Stock and Series B Convertible Redeemable Preferred Stock were issued during 1998 and subsequently either redeemed for cash or converted to common stock prior to 2002. Redeemed or converted preferred shares are deemed retired.

During 2000, USPI issued 18,750 shares of Series C Convertible Preferred Stock, all of which were converted to common stock in 2001. The 18,750 shares issued during 2000 were issued with 266,667 detachable warrants to purchase common stock, exercisable at $0.03 per warrant. These warrants were exercised in January 2004.

In 2001, USPI issued and subsequently redeemed 20,000 shares of Series D Redeemable Preferred Stock.

No shares of Series A Junior Participating Preferred Stock had been issued at December 31, 2005.

(10)	Related Party Transactions

USPI has entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 4.5% to 8.0%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $18.8 million, $14.9 million, and $11.9 million in 2005, 2004 and 2003, respectively, and are included in management and administrative services revenue in the accompanying consolidated statements of income.

As discussed in Note 3, the Company regularly engages in purchases and sales of ownership interests in its facilities. During 2005, the Company has engaged in a series of investing transactions to acquire additional ownership in many of its Dallas/Fort Worth facilities, which are operated in partnership with the Baylor Health Care System (Baylor) and local physicians. Baylor’s Chief Executive Officer, Joel T. Allison, is a member of the Company’s board of directors. This series of transactions has principally involved the Company and Baylor acquiring ownership interests from physician owners at each facility. In three cases, the Company has transferred some of its ownership in a facility to Baylor. The Company believes that the aggregate $2.4 million paid to the Company by Baylor for these equity interests in surgical facilities was negotiated on an arms’ length basis, with the sales price derived using the same methodology as that used in similar transactions with unrelated parties.

During the second quarter of 2005, the Company acquired an ownership interest in another facility that is jointly operated with Baylor. Competitive and other market factors caused the Company to pay a higher value per unit of ownership than did Baylor in a concurrent transaction. Both values were within a normal range of values established by independent valuation firms, and the Company believes that the transactions, which aggregated to $34.0 million, were negotiated on an arms length basis among all parties involved. USPI and Baylor subsequently contributed a portion of the acquired interests to a joint venture they operate.

(11)	Income Taxes

The components of income from continuing operations before income taxes were as follows (in thousands):

	2005	2004	2003

Domestic	$62,190	$40,426	$32,180
Foreign	11,122	9,949	7,471

	$73,312	$50,375	$39,651

Income tax expense (benefit) attributable to income from continuing operations consists of (in thousands):

	Current	Deferred	Total

Year ended December 31, 2005:
U.S. federal	$18,713	$2,407	$21,120
State and local	2,213	206	2,419
Foreign	3,206	(572)	2,634

Net income tax expense	$24,132	$2,041	$26,173

	Current	Deferred	Total

Year ended December 31, 2004:
U.S. federal	$8,686	$4,638	$13,324
State and local	1,517	791	2,308
Foreign	3,045	(810)	2,235

Net income tax expense	$13,248	$4,619	$17,867

	Current	Deferred	Total

Year ended December 31, 2003:
U.S. federal	$1,919	$9,196	$11,115
State and local	1,300	729	2,029
Foreign	2,425	(635)	1,790

Net income tax expense	$5,644	$9,290	$14,934

Income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations in fiscal years ended December 31, 2005, 2004 and 2003 as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Computed “expected” tax expense	$25,659	$17,631	$13,884
Increase (reduction) in income taxes resulting from:
Differences between U.S. financial reporting and foreign statutory reporting	(603)	(631)	(369)
State tax expense, net of federal benefit	1,550	1,582	1,614
Removal of foreign tax rate differential	(656)	(612)	(481)
Intangible assets	—	22	165
Other	223	(125)	121

Total	$26,173	$17,867	$14,934

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below (in thousands).

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$2,502	$2,495
Accrued expenses	10,335	6,631
Bad debts/reserves	1,318	762
Capitalized costs and other	654	450

Total deferred tax assets	$14,809	$10,338

Deferred tax liabilities:
Basis difference of acquisitions	$30,654	$23,814
Accelerated depreciation	8,324	9,860
Capitalized interest and other	768	1,117

Total deferred tax liabilities	$39,746	$34,791

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2005, USPI had net operating loss carryforwards for U.S. federal income tax purposes of $6.6 million, all of which were added through acquisitions and have restrictions as to utilization. The Company’s ability to offset future federal taxable income with these carryforwards would begin to be forfeited in 2022, if unused.

(12)	Equity-Based Compensation

On April 30, 1998, USPI adopted a stock option plan pursuant to which USPI’s Board of Directors granted, at various dates through February 12, 2001, non-qualified or incentive stock options to selected employees, officers, and directors of USPI. USPI adopted a 2001 Equity-Based Compensation Plan (the Plan) on February 13, 2001. At any given time, the number of shares of common stock issued under the Plan plus the number of shares of common stock issuable upon the exercise of all outstanding awards under the Plan may not exceed the lesser of 450,000,000 shares or 12.5% of the total number of shares of common stock then outstanding, assuming the exercise of all outstanding warrants and options under the Plan. The Plan provides for grants of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to USPI employees, including officers and employee-directors, and for grants of nonqualified stock options, restricted stock awards, stock appreciation rights, phantom stock awards and annual incentive awards to USPI employees, consultants and nonemployee directors. The Board of Directors or a designated committee shall have the sole authority to determine which individuals receive grants, the type of grant to be received, vesting period and all other option terms. Incentive stock options granted generally have an option price no less than 100% of the fair market value of the common stock on the date of grant with the term not to exceed ten years.

The Company’s net income, as reported, includes approximately $2,934,000, $2,145,000, and $1,930,000 of expense, net of related tax effects, arising from stock-based employee compensation during 2005, 2004 and 2003, respectively. These amounts primarily consist of compensation expense under the Company’s Deferred Compensation Plan (DCP), and grants of restricted stock to employees. Under the DCP, eligible employees elect prior to the start of the year to defer the receipt of a specified portion of any bonus they earn that year until a specified future date, at which time the bonus will be paid in shares of common stock determined using a discounted market value per share. The Company records compensation expense related to the value of the shares expected to be issued under the DCP.

During 2005, 2004, and 2003, the Company granted restricted stock awards (RSAs) totaling 330,750, 219,000, and 267,000 shares, respectively, which had weighted-average grant-date fair values per share of $32.08, $23.97, and $15.49, respectively. The Company is amortizing the expense related to RSAs and the below market option grants into expense on a straight-line basis over the estimated service period and carried deferred compensation balances of approximately $14,128,000, $7,689,000, and $4,548,000 on its balance sheets at December 31, 2005, 2004, and 2003, respectively.

At December 31, 2005, there were 1,685,171 shares available for grant under the Plan. The per share weighted-average fair values at date of grant for stock options granted during 2005, 2004, and 2003 were $7.74, $7.47, and $3.98, respectively, and were estimated based on a Black Scholes valuation model, using the following assumptions:

	Years Ended December 31,
	2005	2004	2003

Expected life in years	3.0	3.0	3.0
Weighted average interest rate	3.7%	2.7%	2.8%
Dividend yield	0.0%	0.0%	0.0%
Volatility	30.0%	40.0%	40.0%

Stock option activity during 2005, 2004 and 2003 was as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance at December 31, 2002	4,865,385	$11.49
Granted	583,500	13.15
Exercised	(323,485)	9.54
Forfeited	(148,871)	14.35
Expired	—	—

Balance at December 31, 2003	4,976,529	$11.73

Granted	179,250	24.80
Exercised	(812,765)	9.94
Forfeited	(177,058)	14.27
Expired	—	—

Balance at December 31, 2004	4,165,956	$12.54

Granted	222,250	$30.79
Exercised	(842,708)	10.30
Forfeited	(75,569)	20.73
Expired	—	—

Balance at December 31, 2005	3,469,929	$14.09

Shares exercisable at December 31, 2003	2,428,316	$9.76
Shares exercisable at December 31, 2004	2,658,950	$10.89
Shares exercisable at December 31, 2005	2,642,268	$12.18

Exercise prices for options outstanding as of December 31, 2005, ranged from $1.70 to $37.06. The following table provides certain information with respect to stock options outstanding at December 31, 2005:

			Weighted
		Weighted	Average
	Stock	Average	Remaining
	Options	Exercise	Contractual
Range of Exercise Prices	Outstanding	Price	Life (Years)

$ 1.70 - $ 9.00	984,652	$8.05	4.02
$ 9.33 - $13.77	1,094,295	12.25	4.72
$13.84 - $17.19	960,957	16.84	5.92
$17.97 - $37.06	430,025	26.44	3.89

	3,469,929	$14.09	4.75

The following table provides certain information with respect to stock options exercisable at December 31, 2005:

	Stock Options	Weighted Average
Range of Exercise Prices	Exercisable	Exercise Price

$ 1.70 - $ 9.00	984,652	$8.05
$ 9.33 - $13.77	926,486	12.47
$13.84 - $17.19	665,850	16.99
$17.97 - $37.06	65,280	21.11

	2,642,268	$12.18

Employee Stock Purchase Plan

USPI adopted an Employee Stock Purchase Plan on February 13, 2001. The plan provides for the grant of stock options to selected eligible employees. Any eligible employee may elect to participate in the plan by authorizing USPI’s options and compensation committee to make payroll deductions to pay the exercise price of an option at the time and in the manner prescribed by USPI’s options and compensation committee. This payroll deduction may be a specific amount or a designated percentage to be determined by the employee, but the specific amount may not be less than an amount established by the Company and the designated percentage may not exceed an amount of eligible compensation established by the Company from which the deduction is made. The Company has reserved 750,000 shares of common stock for this plan of which 82,038, 75,169, and 110,845 were issued during 2005, 2004, and 2003, respectively.

(13)	Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding options, warrants, and restricted stock except where such effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share for years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003

Net income attributable to common shareholders:
Continuing operations	$47,139	$32,508	$24,717
Discontinued operations	155	53,667	5,159

Total	$47,294	$86,175	$29,876

Weighted average common shares outstanding	42,994	41,913	40,699
Effect of dilutive securities:
Stock options	1,703	1,849	1,205
Warrants and restricted stock	280	186	462

Shares used for diluted earnings per share	44,977	43,948	42,366

Basic earnings per share:
Continuing operations	$1.10	$0.78	$0.61
Discontinued operations	—	1.28	0.12

Total	$1.10	$2.06	$0.73

Diluted earnings per share:
Continuing operations	$1.05	$0.74	$0.58
Discontinued operations	—	1.22	0.12

Total	$1.05	$1.96	$0.70

(14)	Segment Disclosures

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

		United
2005 (In thousands)	U.S.	Kingdom	Total

Net patient service revenue	$348,401	$89,466	$437,867
Other revenue	36,874	—	36,874

Total revenues	$385,275	$89,466	$474,741

Depreciation and amortization	$24,214	$7,192	$31,406
Operating income	120,233	14,634	134,867
Net interest expense	(20,522)	(2,731)	(23,253)
Income tax expense	(23,539)	(2,634)	(26,173)
Total assets	833,476	195,365	1,028,841
Capital expenditures	14,149	20,842	34,991

		United
2004 (In thousands)	U.S.	Kingdom	Total

Net patient service revenue	$266,617	$84,454	$351,071
Other revenue	38,459	—	38,459

Total revenues	$305,076	$84,454	$389,530

Depreciation and amortization	$20,373	$6,836	$27,209
Operating income	92,818	14,515	107,333
Net interest expense	(21,267)	(3,862)	(25,129)
Income tax expense	(15,632)	(2,235)	(17,867)
Total assets	721,830	200,474	922,304
Capital expenditures	40,978	10,582	51,560

		United
2003 (In thousands)	U.S.	Kingdom	Total

Net patient service revenue	$212,176	$60,776	$272,952
Other revenue	37,612	—	37,612

Total revenues	$249,788	$60,776	$310,564

Depreciation and amortization	$17,697	$5,003	$22,700
Operating income	76,786	9,939	86,725
Net interest expense	(20,883)	(2,965)	(23,848)
Income tax expense	(13,143)	(1,791)	(14,934)
Total assets	468,326	163,265	631,591
Capital expenditures	11,226	11,634	22,860

(15)	Commitments and Contingencies

(a) Financial Guarantees

As of December 31, 2005, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $57.4 million. Of the total, $22.5 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and the remaining $35.0 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.2 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties.

(b) Litigation and Professional Liability Claims

In its normal course of business, USPI is subject to claims and lawsuits relating to patient treatment. USPI believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements.

(c) Self Insurance

The Company is self-insured for healthcare for its U.S. employees up to predetermined amounts above which third party insurance applies. The Company believes that the accruals established at December 31, 2005, which were estimated based on actual employee health claim patterns, adequately provide for its exposure under this arrangement. Additionally, in the U.S. the Company maintains professional liability insurance that provides coverage on a claims made basis of $1.0 million per incident and $7.5 million in annual aggregate amount with retroactive provisions upon policy renewal. Certain of the Company’s insurance policies have deductibles and contingent premium arrangements. The Company believes that the accruals established at December 31, 2005, which were estimated based on historical claims, adequately provide for its exposure under these arrangements.

(d) Employee Benefit Plans

The Company’s eligible U.S. Employees may choose to participate in the United Surgical Partners International, Inc. 401(K) Plan under which the Company may elect to make contributions that match from zero to 100% of participants’ contributions. Charges to expense under this plan in 2005 and 2004 were $1.2 million and $0.9 million, respectively.

One of the Company’s U.K. subsidiaries, which the Company acquired in 2000, has obligations remaining under a defined benefit pension plan that originated in 1991 and was closed to new participants at the end of 1998. At December 31, 2005, the plan had approximately 88 participants, plan assets of $8.7 million, and an accumulated pension benefit obligation of $10.6 million. At December 31, 2004, the plan had approximately 90 participants, plan assets of $8.2 million, and an accumulated pension benefit obligation of $9.7 million. Pension expense was approximately $0.3 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively. The Company recorded an after tax charge of $0.5 million for year ended December 2005 and $0.2 million for the year ended 2004, included in other comprehensive income, as a result of the actuarially estimated benefit obligation exceeding the plan assets.

(e) Employment Agreements

The Company entered into employment agreements dated November 15, 2002 with Donald E. Steen and William H. Wilcox. The agreement with Mr. Steen, who serves as the Company’s Chairman, as amended February 18, 2004, provides for annual base compensation of $275,000 (as of December 31, 2005), subject to increases approved by the board of directors, a performance bonus of up to 100% of Mr. Steen’s annual salary, and his continued employment until November 15, 2011.

The agreement with Mr. Wilcox, the Company’s President and Chief Executive Officer, renewed for a two-year term in November 2004 and provides for annual base compensation of $555,000 (as of December 31, 2005), subject to increases approved by the board of directors, and Mr. Wilcox is eligible for a performance bonus of up to 100% of his annual salary. The agreement renews automatically for two-year terms unless terminated by either party.

In addition, on July 1, 2005 the Company entered into employment agreements with eleven other senior managers which include one year terms and renew automatically for additional one year terms unless terminated by either party. The total annual base compensation under the July 1 agreements is $2.9 million as of December 31, 2005, subject to increases approved by the board of directors, and performance bonuses of up to a total of $2.0 million per year.

(f) Spanish Tax Indemnification

In September 2004 the Company sold its Spanish operations (Note 2) and agreed to indemnify the buyers with respect to tax and other contingencies of the Spanish entities sold. One such contingency arose during 2005 and was resolved, requiring no payment by the Company. Another such contingency arose during 2004, and its outcome remains unknown. One of the Spanish entities sold has been assessed taxes and interest totaling approximately €1 million (equal to $1.2 million at December 31, 2005) related to a transaction it undertook in 2000. The Company’s management believes there should be no tax liability related to the transaction. Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS No. 5) requires that an estimated loss be accrued by a charge to income when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on its review of the facts and circumstances, and reviews by external parties representing the Company, the Company’s management does not consider it probable that any payment will be made related to this contingency. However, it is considered reasonably possible, as that term is defined in SFAS No. 5, that some amount up to approximately €1 million plus interest accruing at a government-published rate, which has ranged from 4.75% to 6.50% from 2000 through 2004, may be paid by the Company at some point in the future related to this contingency, and accordingly the Company will disclose the existence of this contingency and the estimated range of potential loss related to this contingency until it is resolved. Should facts and circumstances related to this tax assessment change at some point in the future, the Company will consider accruing a charge to income. Any such charge would be reflected in discontinued operations.

(16)	Subsequent Events

Effective January 1, 2006 the Company acquired five ambulatory surgery centers in the St. Louis, Missouri area for approximately $50.3 million in cash, of which $8.3 million was paid in December 2005.

During January 2006, the Company signed an agreement to acquire Surgis, Inc., a privately-held Nashville-based owner and operator of surgery centers, at a cost of approximately $200 million. Surgis currently operates 24 surgery centers and has an additional seven facilities under development. The closing, which is subject to certain conditions, including regulatory approval, is expected to occur in April 2006.

On February 21, 2006, the Company entered into a revolving credit facility with a group of commercial lenders providing for borrowings of up to $200 million for acquisitions and general corporate purposes in the United States. Under the terms of the facility, the Company may invest up to a total of $20 million in subsidiaries that are not guarantors, including subsidiaries in the United Kingdom. Borrowings under the credit facility will bear interest at rates of 1.00% to 2.25% over LIBOR and will mature on February 21, 2011. The Company anticipates borrowing up to $100 million in April to fund the Surgis acquisition. The credit agreement contains various restrictive covenants, including covenants that limit the Company’s ability and the ability of certain subsidiaries to borrow money or guarantee other indebtedness, grant liens on Company assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock.

In addition, the Company has entered into letters of intent with various entities regarding possible joint venture, development or other transactions. These possible joint ventures, developments or other transactions are in various stages of negotiation.

(17)	Condensed Consolidating Financial Statements

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

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of December 31, 2005	Guarantors	Investees	Adjustments	Total

Assets:
Current assets:
Cash and cash equivalents	$123,071	$7,369	$—	$130,440
Patient receivables, net	170	44,331	—	44,501
Other receivables	1,584	15,431	(6,762)	10,253
Inventories	167	7,652	—	7,819
Other	18,569	1,528	—	20,097

Total current assets	143,561	76,311	(6,762)	213,110
Property and equipment, net	25,358	233,658	—	259,016
Investments in affiliates	104,153	15,747	(19,400)	100,500
Intangible assets, net	332,795	105,797	(16,036)	422,556
Other	103,434	20,086	(89,861)	33,659

Total assets	$709,301	$451,599	$(132,059)	$1,028,841

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,833	$17,406	$(144)	$19,095
Accrued expenses	83,860	2,416	871	87,147
Current portion of long-term debt	354	17,408	(1,840)	15,922

Total current liabilities	86,047	37,230	(1,113)	122,164
Long-term debt	153,717	142,770	(25,923)	270,564
Other liabilities	32,668	8,397	—	41,065
Minority interests	—	15,229	48,769	63,998
Stockholders’ equity	436,869	247,973	(153,792)	531,050

Total liabilities and stockholders’ equity	$709,301	$451,599	$(132,059)	$1,028,841

		Non-participating	Consolidation	Consolidated
As of December 31, 2004	Guarantors	Investees	Adjustments	Total

Assets:
Current assets:
Cash and cash equivalents	$83,905	$9,562	$—	$93,467
Patient receivables, net	186	43,405	—	43,591
Other receivables	5,549	22,028	(7,284)	20,293
Inventories	206	6,982	—	7,188
Other	12,620	1,808	—	14,428

Total current assets	102,466	83,785	(7,284)	178,967
Property and equipment, net	30,104	235,785	—	265,889
Investments in affiliates	107,570	608	(64,776)	43,402
Intangible assets, net	304,764	112,500	(14,909)	402,355
Other	96,321	25,192	(89,822)	31,691

Total assets	$641,225	$457,870	$(176,791)	$922,304

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,741	$16,307	$—	$18,048
Accrued expenses	89,148	35,076	(65,799)	58,425
Current portion of long-term debt	1,302	15,409	(1,395)	15,316

Total current liabilities	92,191	66,792	(67,194)	91,789
Long-term debt	153,675	145,264	(25,770)	273,169
Other liabilities	25,081	9,389	—	34,470
Minority interests	—	11,444	36,823	48,267
Stockholders’ equity	370,278	224,981	(120,650)	474,609

Total liabilities and stockholders’ equity	$641,225	$457,870	$(176,791)	$922,304

Condensed Consolidating Statements of Income:

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2005	Guarantors	Investees	Adjustments	Total

Revenues	$75,139	$422,953	$(23,351)	$474,741
Equity in earnings of unconsolidated affiliates	23,600	1,014	(616)	23,998
Operating expenses, excluding depreciation and amortization	59,312	297,429	(24,275)	332,466
Depreciation and amortization	9,717	21,689	—	31,406

Operating income	29,710	104,849	308	134,867
Interest expense, net	(11,854)	(11,400)	1	(23,253)
Other income (expense)	(343)	1,188	(312)	533

Income (loss) before minority interests	17,513	94,637	(3)	112,147
Minority interests in income of consolidated subsidiaries	—	(15,146)	(23,689)	(38,835)

Income (loss) from continuing operations before income taxes	17,513	79,491	(23,692)	73,312
Income tax expense	(22,974)	(3,199)	—	(26,173)

Income (loss) from continuing operations	(5,461)	76,292	(23,692)	47,139
Earnings from discontinued operations, net of tax	—	155	—	155

Net income (loss)	$(5,461)	$76,447	$(23,692)	$47,294

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2004	Guarantors	Investees	Adjustments	Total

Revenues	$73,101	$336,243	$(19,814)	$389,530
Equity in earnings of unconsolidated affiliates	18,626	—	—	18,626
Operating expenses, excluding depreciation and amortization	57,755	236,046	(20,187)	273,614
Depreciation and amortization	10,459	16,750	—	27,209

Operating income	23,513	83,447	373	107,333
Interest expense, net	(14,843)	(10,286)	—	(25,129)
Other expense	(767)	(311)	(310)	(1,388)

Income before minority interests	7,903	72,850	63	80,816
Minority interests in income of consolidated subsidiaries	—	(12,805)	(17,636)	(30,441)

Income (loss) from continuing operations before income taxes	7,903	60,045	(17,573)	50,375
Income tax expense	(15,636)	(2,231)	—	(17,867)

Income (loss) from continuing operations	(7,733)	57,814	(17,573)	32,508
Earnings from discontinued operations, net of tax	2,145	51,522	—	53,667

Net income (loss)	$(5,588)	$109,336	$(17,573)	$86,175

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2003	Guarantors	Investees	Adjustments	Total

Revenues	$69,078	$256,996	$(15,510)	$310,564
Equity in earnings of unconsolidated affiliates	15,074	—	—	15,074
Operating expenses, excluding depreciation and amortization	54,107	177,925	(15,819)	216,213
Depreciation and amortization	10,369	12,355	(24)	22,700

Operating income	19,676	66,716	333	86,725
Interest expense, net	(16,285)	(7,563)	—	(23,848)
Other income (expense)	316	726	(309)	733

Income before minority interests	3,707	59,879	24	63,610
Minority interests in income of consolidated subsidiaries	—	(10,600)	(13,359)	(23,959)

Income (loss) from continuing operations before income taxes	3,707	49,279	(13,335)	39,651
Income tax expense	(12,834)	(2,100)	—	(14,934)

Income (loss) from continuing operations	(9,127)	47,179	(13,335)	24,717
Earnings (loss) from discontinued operations, net of tax	2,983	2,189	(13)	5,159

Net income (loss)	$(6,144)	$49,368	$(13,348)	$29,876

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2005	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Income (loss) from continuing operations	$(5,461)	$76,292	$(23,692)	$47,139
Changes in operating and intercompany assets and liabilities and noncash items included in income (loss) from continuing operations	91,157	(53,792)	23,401	60,766

Net cash provided by (used in) operating activities	85,696	22,500	(291)	107,905
Cash flows from investing activities:
Purchases of property and equipment, net	(6,231)	(24,674)	—	(30,905)
Purchases of new businesses	(60,612)	—	—	(60,612)
Other items	(12,415)	1,499	—	(10,916)

Net cash used in investing activities	(79,258)	(23,175)	—	(102,433)
Cash flows from financing activities:
Long-term borrowings, net	(1,766)	238	—	(1,528)
Proceeds from issuance of common stock	10,954	—	—	10,954
Other items	23,541	(1,680)	291	22,152

Net cash provided by (used in) financing activities	32,729	(1,442)	291	31,578
Effect of exchange rate changes on cash	—	(77)	—	(77)
Net increase in cash	39,167	(2,194)	—	36,973
Cash at the beginning of the year	83,904	9,563	—	93,467

Cash at the end of the year	$123,071	$7,369	$—	$130,440

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2004	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Income (loss) from continuing operations	$(7,733)	$57,814	$(17,573)	$32,508
Changes in operating and intercompany assets and liabilities and noncash items included in income (loss) from continuing operations	210,694	(83,501)	(77,950)	49,243

Net cash provided by (used in) operating activities	202,961	(25,687)	(95,523)	81,751
Cash flows from investing activities:
Purchases of property and equipment, net	(6,922)	(16,947)	—	(23,869)
Purchases of new businesses, net	(131,092)	(31)	—	(131,123)
Proceeds from sale of Spanish operations	—	207,203	(66,071)	141,132
Other items	(4,117)	(1,391)	—	(5,508)

Net cash provided by (used in) investing activities	(142,131)	188,834	(66,071)	(19,368)
Cash flows from financing activities:
Long-term borrowings, net	(2,508)	(5,519)	—	(8,027)
Proceeds from issuance of common stock	9,598	—	—	9,598
Other items	—	(162,130)	161,594	(536)

Net cash provided by (used in) financing activities	7,090	(167,649)	161,594	1,035
Net cash provided by discontinued operations	—	1,272	—	1,272
Effect of exchange rate changes on cash	—	258	—	258
Net increase (decrease) in cash	67,920	(2,972)	—	64,948
Cash at the beginning of the year	15,147	13,372	—	28,519

Cash at the end of the year	$83,067	$10,400	$—	$93,467

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2003	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Income (loss) from continuing operations	$(9,127)	$47,192	$(13,348)	$24,717
Changes in operating and intercompany assets and liabilities and noncash items included in income (loss) from continuing operations	45,464	(39,968)	35,993	41,489

Net cash provided by (used in) operating activities	36,337	7,224	22,645	66,206
Cash flows from investing activities:
Purchases of property and equipment, net	(4,586)	(17,688)	—	(22,274)
Purchases of new businesses	(30,038)	(13,901)	—	(43,939)
Other items	(13,255)	—	—	(13,255)

Net cash used in investing activities	(47,879)	(31,589)	—	(79,468)
Cash flows from financing activities:
Long-term borrowings, net	(2,330)	22,563	(22,645)	(2,412)
Proceeds from issuance of common stock	4,307	—	—	4,307
Other items	—	(83)	—	(83)

Net cash provided by (used in) financing activities	1,977	22,480	(22,645)	1,812
Net cash used in discontinued operations	—	(7,373)	—	(7,373)
Effect of exchange rate changes on cash	—	(229)	—	(229)
Net increase (decrease) in cash	(9,565)	(9,487)	—	(19,052)
Cash at the beginning of the year	24,712	22,859	—	47,571

Cash at the end of the year	$15,147	$13,372	$—	$28,519

(18)	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123R). SFAS No. 123R eliminates the ability to account for share-based payments using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), which has been the basis of the Company’s accounting through December 31, 2005, and instead requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense will be measured as the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable service period. In the absence of an observable market price for a share-based award, the fair value would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate.

The requirements of SFAS No. 123R are effective for our first quarter beginning January 1, 2006 and apply to all awards granted, modified, or cancelled after that date. The standard also provides for different transition methods for past award grants. We plan to use the modified retrospective method, which involves the restatement of prior period results. The adoption of SFAS No. 123R will adversely impact our consolidated net income in 2006. On an overall basis, our equity-based compensation is expected to increase somewhat in 2006 as our company continues to grow. However, much of this expense relates to awards for which the accounting is not significantly changed under SFAS No. 123R, namely restricted stock awards. In recent years we have shifted from granting primarily stock options, the expense of which has merely been disclosed, to granting primarily restricted stock awards, the expense of which has been reflected in our income statement even prior to the adoption of SFAS No. 123R. Consequently, our pro forma stock option expense has been decreasing in recent quarters as the estimated service periods are completed for outstanding options and their value thus becomes fully amortized. By the time we adopt SFAS No. 123R in 2006, we expect that the incremental expense related to the adoption of the standard will therefore be less than our recent pro forma expense disclosures related to stock options, as more stock options vest and become fully amortized.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations, to clarify the requirement to record liabilities stemming from a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional on a future event. The effect of the Company adopting FIN 47 for the year ended December 31, 2005 was immaterial.

In June 2005, the FASB ratified the conclusions of Emerging Issues Task Force No. 04-5 (EITF 04-5), Determining Whether a General Partner of the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity. EITF No. 04-5 is effective for all limited partnerships formed after June 29, 2005 and for any limited partnerships in existence on June 29, 2005 that modify their partnership agreements after that date, and the Company’s adoption of EITF 04-5 with respect to these entities did not materially impact the Company’s financial position or results of operations. EITF No. 04-5 is effective for all limited partnerships beginning January , 2006, and the Company does not expect this phase of adopting EITF 04-5 to have a material impact on its financial position or results of operations.

(19)	Selected Quarterly Financial Data (Unaudited)

	2004 Quarters				2005 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share amounts)				(In thousands, except per share amounts)

Net revenues	$90,372	$93,966	$96,557	$108,635	$115,686	$124,347	$117,412	$117,297
Income from continuing operations	7,848	8,574	6,735	9,351	10,758	12,381	11,676	12,324
Basic earnings per share from continuing operations	$0.19	$0.21	$0.16	$0.22	$0.25	$0.29	$0.27	$0.28
Diluted earnings per share from continuing operations	$0.18	$0.20	$0.15	$0.21	$0.24	$0.28	$0.26	$0.27

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including case volumes, interest rates, acquisitions, changes in contracts, the timing of price changes, and financing activities. For example, the third quarter of 2004 includes an after-tax loss of $1.1 million on the Company’s early termination of a credit facility. In addition, USPI has completed acquisitions and opened new facilities throughout 2004 and 2005, all of which significantly affect the comparability of net income and earnings per share from quarter to quarter.

(2) Financial Statement Schedules

The following financial statement schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

Allowance for Doubtful Accounts

	Balance at		Additions Charged to:
	Beginning of		Costs and				Balance at
	Period		Expenses	Other Accounts	Deductions(2)	Other Items(3)	End of Period
	(In thousands)

2003 (1)	$7,154		$7,772	—	$(7,222)	$1,134	8,838
2004 (1)	8,838	(1)	8,159	—	(7,592)	(2,128)	7,277
2005	7,277		9,518	—	(13,637)	3,498	6,656

(1)	Includes Spanish operations, which the Company disposed of during 2004.

(2)	Accounts written off.

(3)	Primarily beginning balances for purchased businesses. For 2004, these amounts are offset by $3.8 million of deductions due to the sale of the Spanish operations.

All other schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

S-1

(3) Exhibits:

Exhibit
Number		Description

2	.1#	Agreement and Plan of Merger, dated as of December 6, 2000, among the Company, OPC Acquisition Corporation and OrthoLink Physicians Corporation (previously filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
2	.2#	Agreement for the Sale and Purchase of Shares and Loan Notes in Aspen Healthcare Holdings Limited, dated April 6, 2000, between Electra Private Equity Partners 1995 and others and Global Healthcare Partners Limited (previously filed as Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
2	.3#	Agreement and Plan of Reorganization, dated as of March 26, 2002, by and among the Company, USP Acquisition Corporation, Surgicoe Corporation and each of the shareholders of Surgicoe named in the agreement (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 16, 2002 and incorporated herein by reference)
2	.4#	Sale and Purchase Agreement, dated July 29, 2004, between USPE Holdings Limited, United Surgical Partners International, Inc., Jenebe International S.a.r.l., Delphirica Investments S.a.r.l., Alosem Sociedad Civil, Tesalia Sociedad Civil and Capital Stock S.C.R., S.A. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2004 and incorporated herein by reference)
2	.5#	Agreement and Plan of Merger dated as of January 27, 2006, by and among United Surgical Partners International, Inc., Peak ASC Acquisition Corp. and Surgis, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the Commission on January 31, 2006 and incorporated herein by reference)
3	.1#	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
3	.2#	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-99309) and incorporated herein by reference)
4	.1#	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)
4	.2#	Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4	.3#	Global Security, dated as of December 19, 2001, governing United Surgical Partners Holdings, Inc.’s outstanding 10% Senior Subordinated Notes due 2011 (previously filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4	.4#	Rights Agreement between the Company and First Union National Bank as Rights Agent dated June 13, 2001 (previously filed as Exhibit 4.1 to the Company’s Form 8-A filed with the Commission on June 13, 2001 and incorporated herein by reference)
10	.1#	Credit Agreement, dated April 6, 2000, by and among Global Healthcare Partners Limited and the Governor and Company of the Bank of Scotland (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.2#	Contribution and Purchase Agreement, dated as of May 11, 1999, by and among USP North Texas, Inc., Baylor Health Services, Texas Health Ventures Group LLC and THVG/Health First L.L.C. (previously filed as Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.3#	Common Stock Purchase Warrant, dated June 1, 1999 (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)
10	.4#	Stock Purchase Warrant, dated March 27, 2000 (previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

Exhibit
Number		Description

10	.5#	Employment Agreement, dated as of November 15, 2002, by and between the Company and Donald E. Steen (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003 and incorporated herein by reference)
10	.5.1#	Amendment of Employment Agreement, dated as of February 18, 2004 (previously filed as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 and incorporated herein by reference)
10	.6#	Employment Agreement, dated as of November 15, 2002, by and between the Company and William H. Wilcox (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003 and incorporated herein by reference)
10	.7#	Stock Option and Restricted Stock Purchase Plan (previously filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)
10	.8#	2001 Equity-Based Compensation Plan (previously filed as Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.9#	Employee Stock Purchase Plan (previously filed as Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)
10	.10#	Deferred Compensation Plan, effective as of January 1, 2005 (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 6, 2005 and incorporated herein by reference)
10	.11#	Supplemental Retirement Plan, effective as of February 12, 2002 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference)
10	.12#	Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.13#	Employment Agreement, dated as of July 1, 2005, by and between the Company and Brett P. Brodnax (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2005 and incorporated herein by reference)
10	.14#	Employment Agreement, dated as of July 1, 2005, by and between the Company and Mark C. Garvin (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2005 and incorporated herein by reference)
10	.15#	Employment Agreement, dated as of July 1, 2005, by and between the Company and Mark A. Kopser (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2005 and incorporated herein by reference)
10	.16#	Employment Agreement, dated as of July 1, 2005, by and between the Company and John J. Wellik (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2005 and incorporated herein by reference)
10	.17#	Credit Agreement, dated as of February 21, 2006, among USP Domestic Holdings, Inc., the lenders from time to time party thereto and Sun Trust Bank (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2006 and incorporated herein by reference)
21	.1*	List of the Company’s subsidiaries.
23	.1*	Consent of KPMG LLP
24	.1*	Power of Attorney — Donald E. Steen
24	.2*	Power of Attorney — Joel T. Allison
24	.3*	Power of Attorney — John C. Garrett, M.D.
24	.4*	Power of Attorney — Thomas L. Mills
24	.5*	Power of Attorney — James Ken Newman
24	.6*	Power of Attorney — Boone Powell, Jr.
24	.7*	Power of Attorney — Paul B. Queally
24	.8*	Power of Attorney — Jerry P. Widman

Exhibit
Number		Description

31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Previously filed.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K dated October 27, 2005, pursuant to Item 2.02 of Form 8-K, announcing the Company’s results of operations for the quarter and nine months ended September 30, 2005.

The Company filed a report on Form 8-K dated November 17, 2005 to furnish, pursuant to Item 7.01 of Form 8-K, a copy of materials dated November 2005 and prepared with respect to presentations to investors and others that may be made by senior officers of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

By:	/s/ William H. Wilcox
William H. Wilcox
President, Chief Executive Officer and
Director

Date: February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald E. Steen Donald E. Steen	Chairman of the Board	February 28, 2006

/s/ William H. Wilcox William H. Wilcox	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2006

/s/ Mark A. Kopser Mark A. Kopser	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2006

/s/ John J. Wellik John J. Wellik	Senior Vice President, Accounting and Administration, and Secretary (Principal Accounting Officer)	February 28, 2006

* Joel T. Allison	Director	February 28, 2006

* Thomas L. Mills	Director	February 28, 2006

* Boone Powell, Jr.	Director	February 28, 2006

* Jerry P. Widman	Director	February 28, 2006

John J. Wellik, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

By:	/s/ John J. Wellik
John J. Wellik
Attorney-in-fact

Date: February 28, 2006

INDEX TO EXHIBITS

Exhibit
Number		Description

2	.1#	Agreement and Plan of Merger, dated as of December 6, 2000, among the Company, OPC Acquisition Corporation and OrthoLink Physicians Corporation (previously filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
2	.2#	Agreement for the Sale and Purchase of Shares and Loan Notes in Aspen Healthcare Holdings Limited, dated April 6, 2000, between Electra Private Equity Partners 1995 and others and Global Healthcare Partners Limited (previously filed as Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
2	.3#	Agreement and Plan of Reorganization, dated as of March 26, 2002, by and among the Company, USP Acquisition Corporation, Surgicoe Corporation and each of the shareholders of Surgicoe named in the agreement (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 16, 2002 and incorporated herein by reference)
2	.4#	Sale and Purchase Agreement, dated July 29, 2004, between USPE Holdings Limited, United Surgical Partners International, Inc., Jenebe International S.a.r.l., Delphirica Investments S.a.r.l., Alosem Sociedad Civil, Tesalia Sociedad Civil and Capital Stock S.C.R., S.A. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2004 and incorporated herein by reference)
2	.5#	Agreement and Plan of Merger dated as of January 27, 2006, by and among United Surgical Partners International, Inc., Peak ASC Acquisition Corp. and Surgis, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the Commission on January 31, 2006 and incorporated herein by reference)
3	.1#	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
3	.2#	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-99309) and incorporated herein by reference)
4	.1#	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)
4	.2#	Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4	.3#	Global Security, dated as of December 19, 2001, governing United Surgical Partners Holdings, Inc.’s outstanding 10% Senior Subordinated Notes due 2011 (previously filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)
4	.4#	Rights Agreement between the Company and First Union National Bank as Rights Agent dated June 13, 2001 (previously filed as Exhibit 4.1 to the Company’s Form 8-A filed with the Commission on June 13, 2001 and incorporated herein by reference)
10	.1#	Credit Agreement, dated April 6, 2000, by and among Global Healthcare Partners Limited and the Governor and Company of the Bank of Scotland (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.2#	Contribution and Purchase Agreement, dated as of May 11, 1999, by and among USP North Texas, Inc., Baylor Health Services, Texas Health Ventures Group LLC and THVG/Health First L.L.C. (previously filed as Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.3#	Common Stock Purchase Warrant, dated June 1, 1999 (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)
10	.4#	Stock Purchase Warrant, dated March 27, 2000 (previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.5#	Employment Agreement, dated as of November 15, 2002, by and between the Company and Donald E. Steen (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003 and incorporated herein by reference)

Exhibit
Number		Description

10	.5.1#	Amendment of Employment Agreement, dated as of February 18, 2004 (previously filed as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 and incorporated herein by reference)
10	.6#	Employment Agreement, dated as of November 15, 2002, by and between the Company and William H. Wilcox (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003 and incorporated herein by reference)
10	.7#	Stock Option and Restricted Stock Purchase Plan (previously filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)
10	.8#	2001 Equity-Based Compensation Plan (previously filed as Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.9#	Employee Stock Purchase Plan (previously filed as Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)
10	.10#	Deferred Compensation Plan, effective as of January 1, 2005 (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 6, 2005 and incorporated herein by reference)
10	.11#	Supplemental Retirement Plan, effective as of February 12, 2002 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference)
10	.12#	Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)
10	.13#	Employment Agreement, dated as of July 1, 2005, by and between the Company and Brett P. Brodnax (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2005 and incorporated herein by reference)
10	.14#	Employment Agreement, dated as of July 1, 2005, by and between the Company and Mark C. Garvin (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2005 and incorporated herein by reference)
10	.15#	Employment Agreement, dated as of July 1, 2005, by and between the Company and Mark A. Kopser (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2005 and incorporated herein by reference)
10	.16#	Employment Agreement, dated as of July 1, 2005, by and between the Company and John J. Wellik (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2005 and incorporated herein by reference)
10	.17#	Credit Agreement, dated as of February 21, 2006, among USP Domestic Holdings, Inc., the lenders from time to time party thereto and Sun Trust Bank (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2006 and incorporated herein by reference)
21	.1*	List of the Company’s subsidiaries.
23	.1*	Consent of KPMG LLP
24	.1*	Power of Attorney — Donald E. Steen
24	.2*	Power of Attorney — Joel T. Allison
24	.3*	Power of Attorney — John C. Garrett, M.D.
24	.4*	Power of Attorney — Thomas L. Mills
24	.5*	Power of Attorney — James Ken Newman
24	.6*	Power of Attorney — Boone Powell, Jr.
24	.7*	Power of Attorney — Paul B. Queally
24	.8*	Power of Attorney — Jerry P. Widman
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Previously filed.