Form 10-Q
period 2006-03-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2006-05-09
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

At May 8, 2006 there were 44,409,474 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands,
	except per share amounts)

ASSETS
Cash and cash equivalents	$127,638	$130,440
Patient receivables, net of allowance for doubtful accounts of $8,235 and $6,656, respectively	47,995	44,501
Other receivables	10,873	10,253
Inventories of supplies	8,148	7,819
Deferred tax asset, net	13,026	11,654
Prepaids and other current assets	28,319	8,443

Total current assets	235,999	213,110
Property and equipment, net	264,281	259,016
Investments in affiliates	100,275	100,500
Goodwill and intangible assets, net	459,184	422,556
Other assets	6,751	33,659

Total assets	$1,066,490	$1,028,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$19,607	$19,095
Accrued salaries and benefits	21,308	19,572
Due to affiliates	44,641	34,997
Accrued interest	5,574	1,506
Current portion of long-term debt	16,870	15,922
Other accrued expenses	29,926	31,072

Total current liabilities	137,926	122,164
Long-term debt, less current portion	272,862	270,564
Other long-term liabilities	6,902	4,474
Deferred tax liability, net	38,693	36,591

Total liabilities	456,383	433,793
Minority interests	67,033	63,998
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 44,440 and 44,320 shares issued at March 31, 2006 and December 31, 2005, respectively.	444	443
Additional paid-in capital	367,670	375,656
Treasury stock, at cost, 44 and 37 shares at March 31, 2006 and December 31, 2005, respectively	(1,188)	(831)
Deferred compensation	—	(14,128)
Accumulated other comprehensive income, net of tax	4,959	3,896
Retained earnings	171,189	166,014

Total stockholders’ equity	543,074	531,050

Total liabilities and stockholders’ equity	$1,066,490	$1,028,841

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands,
	except per share amounts)

Revenues:
Net patient service revenue	$118,313	$104,800
Management and administrative services revenue	9,163	9,325
Other revenue	367	167

Total revenues	127,843	114,292
Equity in earnings of unconsolidated affiliates	6,885	5,103
Operating expenses:
Salaries, benefits, and other employee costs	33,112	29,570
Medical services and supplies	23,467	19,328
Other operating expenses	22,568	21,035
General and administrative expenses	9,874	7,602
Provision for doubtful accounts	1,839	2,829
Depreciation and amortization	7,993	7,610

Total operating expenses	98,853	87,974

Operating income	35,875	31,421
Interest income	1,419	887
Interest expense	(7,222)	(6,828)
Other	1,586	242

Total other expense, net	(4,217)	(5,699)
Income before minority interests	31,658	25,722
Minority interests in income of consolidated subsidiaries	(12,924)	(8,804)

Income from continuing operations before income taxes	18,734	16,918
Income tax expense	(7,096)	(6,105)

Income from continuing operations	11,638	10,813
Loss from discontinued operations, net of tax	(6,463)	(55)

Net income	$5,175	$10,758

Net income (loss) per share attributable to common stockholders
Basic:
Continuing operations	$0.27	$0.25
Discontinued operations	(0.15)	—

Total	$0.12	$0.25

Diluted:
Continuing operations	$0.26	$0.24
Discontinued operations	(0.15)	—

Total	$0.11	$0.24

Weighted average number of common shares
Basic	43,485	42,542
Diluted	45,408	44,485

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands)

Net income	$5,175	$10,758
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	1,063	(1,309)

Other comprehensive income (loss)	1,063	(1,309)

Comprehensive income	$6,238	$9,449

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
		(Revised-Note 1)
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$5,175	$10,758
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued operations	6,463	55
Provision for doubtful accounts	1,839	2,829
Depreciation and amortization	7,993	7,610
Amortization of debt issue costs and discount	231	190
Deferred income tax expense	660	1,122
Equity in earnings of unconsolidated affiliates, net of distributions received	1,169	(1,843)
Minority interests in income of consolidated subsidiaries, net of distributions paid	(525)	1,935
Equity-based compensation	3,131	921
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(986)	(2,543)
Other receivables	(666)	6,334
Inventories of supplies, prepaids and other current assets	(3,039)	263
Accounts payable and other current liabilities	5,512	9,970
Long-term liabilities	3,777	631

Net cash provided by operating activities	30,734	38,232

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(42,947)	(20,967)
Purchases of property and equipment	(5,393)	(5,454)
Returns of capital from unconsolidated affiliates	216	—
Decrease (increase) in deposits and notes receivable	484	(973)

Net cash used in investing activities	(47,640)	(27,394)

Cash flows from financing activities:
Proceeds from long-term debt	7,502	102
Payments on long-term debt	(5,726)	(4,064)
Proceeds from issuances of common stock	3,019	2,341
Increase in cash held on behalf of unconsolidated affiliates	9,374	—
Returns of capital to minority interest holders	(54)	(370)

Net cash provided by (used in) financing activities	14,115	(1,991)

Cash flows of discontinued operations:
Operating cash flows	157	346
Investing cash flows	5	(87)
Financing cash flows	(173)	(121)

Net cash provided by (used in) discontinued operations	(11)	138

Effect of exchange rate changes on cash	—	(13)

Net increase in cash and cash equivalents	(2,802)	8,972
Cash and cash equivalents at beginning of period	130,440	93,467

Cash and cash equivalents at end of period	$127,638	$102,439

Supplemental information:
Interest paid	$3,110	$3,345
Income taxes paid	3,861	1,101
Non-cash transactions:
Assets acquired under capital lease obligations	$535	$386
Issuance of common stock to employees	21,351	—

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  Basis of Presentation

(a)  Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Europe. At March 31, 2006, USPI, headquartered in Dallas, Texas, operated 104 short-stay surgical facilities. Of these 104 facilities, USPI consolidates the results of 46 and accounts for 58 under the equity method. USPI operates in two countries, with 101 of its 104 facilities located in the United States of America; the remaining three facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At March 31, 2006, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 68 of the Company’s 101 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

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

USPI maintains its books and records on the accrual basis of accounting, and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s December 31, 2005 Form 10-K. It is management’s opinion that the accompanying consolidated financial statements reflect all adjustments (which are normal recurring adjustments) necessary for a fair presentation of the results for the interim period and the comparable period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

(c)  Equity-Based Compensation

Effective January 1, 2006, the Company adopted, using the modified prospective method, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123R). Under SFAS 123R, the fair value of equity-based compensation, such as stock options and other stock-based awards to employees and directors, is measured at the date of grant and recognized as expense over the employee’s requisite service period. For periods prior to January 1, 2006, the Company accounted for such awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R supersedes APB 25.

The Company provides equity-based compensation to its employees and directors through a combination of stock options, share awards, and the Employee Stock Purchase Plan (ESPP). While share awards were included in

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

expense prior to 2006, the Company’s stock options and ESPP share issuances were generally not expensed under APB 25 but are included in expense beginning January 1, 2006. Had USPI determined compensation cost based on the fair value at the date of grant for its equity awards in the prior year period, USPI’s net income and earnings per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

Three Months Ended
March 31, 2005

Net income:
As reported	$10,758
Add: Total stock-based employee compensation expense included in reported net income, net of taxes	599
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,440)

Pro forma	$9,917

Basic earnings per share
As reported	$0.25
Pro forma	0.23
Diluted earnings per share
As reported	$0.24
Pro forma	0.22

Awards are granted pursuant to the 2001 Equity-Based Compensation Plan (the Plan), which was adopted by USPI’s board of directors on February 13, 2001. The Board of Directors or a designated committee has the sole authority to determine which individuals receive grants, the type of grant to be received, the vesting period and all other option terms. Stock options granted generally have an option price no less than 100% of the fair market value of the common stock on the date of grant with the term not to exceed ten years.

At any given time, the number of shares of common stock issued under the Plan plus the number of shares of common stock issuable upon the exercise of all outstanding awards under the Plan may not exceed the lesser of 450,000,000 shares or 12.5% of the total number of shares of common stock then outstanding, assuming the exercise of all outstanding warrants and options under the Plan. At March 31, 2006, there were approximately 1.0 million shares available for grant under the Plan. Shares issued under the Plan may either be newly issued or may represent reissuances of treasury shares. The fair value of each award is estimated at the date of grant using the Black-Scholes formula and amortized into expense over the estimated service period, net of the estimated effect of forfeited awards. Prior to January 1, 2006, the effect of forfeited share awards was recorded as a reduction of expense at the time of each forfeiture. The cumulative effect of changing the method of recording forfeitures as of January 1, 2006 was not material to the financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total equity-based compensation included in the Consolidated Statements of Income, classified by income statement line item, is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Equity in earnings of unconsolidated affiliates	$14	$—
Salaries, benefits and other employee costs	698	—
General and administrative expenses	2,439	921
Minority interests in income of consolidated subsidiaries	(20)	—

Expense before income tax benefit	3,131	921
Income tax benefit	(938)	(322)

Total equity-based compensation expense, net of tax	$2,193	$599

Total unrecognized compensation related to nonvested awards of stock options and shares (including share units) was $22.2 million as of March 31, 2006 and is expected to be recognized over a weighted average period of 3.03 years. During the three months ended March 31, 2006, the Company received cash proceeds of $1.3 million from the exercise of stock options and issuances of shares under the ESPP. Exercises of stock options and subsequent stock sales not qualifying for capital gains treatment resulted in a tax benefit of $1.7 million.

Total equity-based compensation, included in the Consolidated Statements of Income, classified by type of award, is as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Share awards(1)	$2,395	$921
Stock options(2)	654	—
ESPP(2)	82	—

Expense before income tax benefit	3,131	921
Income tax benefit	(938)	(322)

Total equity-based compensation expense, net of tax	$2,193	$599

(1)	Included in the Company’s Consolidated Statements of Income for both periods.

(2)	Included in the Company’s Consolidated Statement of Income beginning January 1, 2006, reflecting the Company’s adoption of SFAS 123R. ESPP amounts are net of reimbursements by other owners of the Company’s investees.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

  Stock Options

Generally the Company grants stock options with an exercise price equal to the stock price on the date of grant, vesting 25% per year over four years, and having a five-year contractual life. Most awards granted prior to 2003 have a ten-year contractual life. The fair value of stock options was estimated at the date of grant using the Black-Scholes formula based on risk-free rates of 3-year U.S. Treasury notes and other assumptions derived from the Company’s historical experience. The assumptions are as follows:

	Three Months Ended March 31,
	2006	2005

Assumptions:
Expected life in years	3.0	3.0
Risk-free interest rates	4.3%	3.4%
Dividend yield	0.0%	0.0%
Volatility	30.0%	30.0%
Weighted average grant-date fair value	$9.11	$6.37

Stock option activity during the first quarter of 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Stock Options	Shares (000)	Price	Life (Years)	($000)

Outstanding at December 31, 2005	3,470	$14.09
Granted	8	35.40
Exercised	(121)	10.90
Forfeited or expired	(10)	18.10
Outstanding at March 31, 2006	3,347	$14.24	4.5	$69,718

Exercisable at March 31, 2006	2,626	$12.32	4.6	$59,671

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $3.1 million and $3.7 million, respectively.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

  Share Awards

In recent years, the Company has migrated from stock options to share awards as its primary form of equity-based compensation. The Company’s share awards vest based on a combination of service and company performance. The Company’s grants of such awards, whose value is equal to the share price on the date of grant, may be summarized as follows for the quarter ended March 31, 2006:

		Weighted
		Average
	Number of	Grant-Date
Nonvested Shares	Shares (000)	Fair Value

Nonvested at December 31, 2005	853	$23.44
Granted	630	33.89
Converted/vested(1)	(6)	24.37
Forfeited	—	—

Nonvested at March 31, 2006	1,477	$27.90

(1)	The Company has granted share awards both in the form of nonvested shares and restricted stock units, which convert to unrestricted shares upon vesting.

Of the approximately 1,477,000 nonvested shares outstanding at March 31, 2006, the vesting of approximately 630,000 shares is subject to Company performance conditions. The other 847,000 shares vest based on service conditions subject to acceleration based on Company performance.

During February 2006 the Company modified the terms of 22,500 nonvested shares to provide for earlier vesting, which resulted in an additional after-tax expense of $0.2 million this quarter and will result in the accrual of $0.3 million in additional after-tax expense in future periods, as compared to the expense that would have been recorded without the modifications.

The total fair value of shares whose restrictions were released and units that vested and were converted to unrestricted shares during the three months ended March 31, 2006 and 2005 was $0.7 million and $0.1 million, respectively.

  Employee Stock Purchase Plan

USPI adopted the Employee Stock Purchase Plan on February 13, 2001. Any eligible employee may elect to participate in the plan by authorizing USPI’s options and compensation committee to make payroll deductions to pay the exercise price of an option at the time and in the manner prescribed by USPI’s options and compensation committee. This payroll deduction may be a specific amount or a designated percentage to be determined by the employee, but the specific amount may not be less than an amount established by the Company and the designated percentage may not exceed an amount of eligible compensation established by the Company from which the deduction is made.

Currently, participating employees purchase shares at the end of each calendar quarter at a price equal to 85% of the lower of the Company’s opening share price on (a) the first day of the quarter or (b) the last day of the quarter. The Company has reserved 750,000 shares of common stock for the ESPP, of which 265,817 had not yet been issued as of March 31, 2006. During the three months ended March 31, 2006, 20,291 shares were issued under the ESPP, with an intrinsic value of $0.1 million. No shares were issued under the ESPP during the three months ended March 31, 2005 because prior to January 1, 2006 ESPP purchases were made at the end of each June and December rather than every three months.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The fair value of ESPP awards was estimated at the date of grant using the Black-Scholes formula using the same assumptions as used for the Company’s stock option valuations, except that the ESPP has a 3-month term and a risk-free rate equal to the risk-free rate on a 3-month treasury note. The assumptions are as follows:

	Three Months Ended
	March 31,
	2006	2005

Assumptions:
Expected life in years	0.25	0.50
Risk-free interest rate	4.2%	2.6%
Dividend yield	0.0%	0.0%
Volatility	30.0%	30.0%
Grant-date fair value per share	$7.07	$9.97

  (d) Revisions to Cash Flow Statement

As discussed in Note 1(f) to the Company’s consolidated financial statements filed on Form 10-K for the year ended December 31, 2005, the Company has revised its statement of cash flows for the three months ended March 31, 2005 to classify distributions from its investees differently. In addition, the Company sold a subsidiary effective March 31, 2006 (Note 2) and accordingly has reclassified the historical results of that subsidiary’s operations as discontinued operations. The effect of the changes in classification is as follows (in thousands):

	Three Months Ended, 2005
	Net Cash Provided By (Used In)
	Operating	Investing	Financing
	Activities	Activities	Activities

Previously reported	$41,921	$(27,481)	$(5,455)
Distributions received from equity method investees	3,261	—	(3,261)
Distributions paid to minority interest holders	(6,604)	—	6,604
Returns of investees’ capital	—	—	—
Discontinued operations	(346)	87	121

As revised	$38,232	$(27,394)	$(1,991)

(2) Discontinued Operations

On March 31, 2006, USPI sold its equity interest in a surgery center in Lyndhurst, Ohio, for $0.5 million in cash, subject to final working capital adjustments. USPI acquired a competing facility as part of the Surgis acquisition completed in April 2006, as discussed more fully in Note 9.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In accordance with the requirements of SFAS No. 144, the Company has reclassified its historical results of operations to remove the operations of the sold facility from the Company’s revenues and expenses on the accompanying income statements, collapsing the net income related to this facility’s operations into a single line, “loss from discontinued operations,” which also includes the loss on the sale. The following table summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005

Revenues	$1,117	$1,394
Loss from discontinued operations before income taxes	$(57)	$(84)
Income tax benefit	20	29

Loss from discontinued operations	$(37)	$(55)

Loss on sale of discontinued operations before income taxes	$(7,395)	$—
Income tax benefit	969	—

Net loss on sale of discontinued operations	$(6,426)	$—

Loss per diluted share:
Loss from discontinued operations	$—	$—
Loss on sale of discontinued operations	(0.15)	—

Total	$(0.15)	$—

(3)  Acquisitions and Equity Method Investments

Effective January 1, 2006 the Company acquired five ambulatory surgery centers in the St. Louis, Missouri area for approximately $50.6 million in cash, of which $8.3 million was paid in December 2005.

Following are the unaudited pro forma results for the three months ended March 31, 2005 as if these acquisitions had occurred on January 1, 2005 (in thousands, except per share amounts):

Three Months Ended
March 31, 2005

Net revenues	$121,952
Income from continuing operations	11,758
Diluted earnings per share from continuing operations	$0.26

The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the three months ended March 31, 2006, these transactions resulted in a net cash outflow of $0.6 million.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

	2006	2005

Unconsolidated facilities operated at period-end	58	43
Income statement information:
Revenues	$126,714	$97,589
Equity in earnings of unconsolidated affiliates	44	27
Operating expenses:
Salaries, benefits, and other employee costs	31,105	24,742
Medical services and supplies	25,552	18,632
Other operating expenses	31,394	24,924
Depreciation and amortization	5,943	4,437

Total operating expenses	93,994	72,735

Operating income	32,764	24,881
Interest expense, net	(2,749)	(2,528)
Other	332	99

Income before income taxes	$30,347	$22,452

Balance sheet information:
Current assets	$128,933	$101,510
Noncurrent assets	211,710	168,093
Current liabilities	58,381	49,653
Noncurrent liabilities	129,003	96,793

(4)  Long-Term Debt

On February 21, 2006, the Company entered into a revolving credit facility with a group of commercial lenders providing for borrowings of up to $200 million for acquisitions and general corporate purposes in the United States. Under the terms of the facility, the Company may invest up to $40 million for an individual acquisition (other than Surgis, discussed below) and up to a total of $20 million in the United Kingdom. Borrowings under the credit facility will bear interest at rates of 1.00% to 2.25% over LIBOR and will mature on February 21, 2011. The maximum availability under the facility is based upon pro forma EBITDA, including EBITDA from acquired entities. At March 31, 2006, the Company had no amounts outstanding under the facility. Assuming the Company were to use any borrowings to make acquisitions priced using multiples of EBITDA similar to those the Company has historically paid, the entire $200 million provided for in the facility would have been available for borrowing at March 31, 2006. The Company borrowed $87.0 million under this facility in April to fund the acquisition of Surgis, Inc. (see Note 9) and still had access to the remaining $113.0 million provided for in the facility, assuming the proceeds were to be used to make acquisitions at historical purchase multiples, as described above. The credit agreement contains various restrictive covenants, including covenants that limit the Company’s ability and the

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

ability of certain subsidiaries to borrow money or guarantee other indebtedness, grant liens on Company assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale-leaseback transactions or sell assets or capital stock.

(5)  Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding options, warrants and restricted stock, except where such effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005

Net income (loss) attributable to common shareholders:
Continuing operations	$11,638	$10,813
Discontinued operations	(6,463)	(55)

Total	$5,175	$10,758

Weighted average common shares outstanding	43,485	42,542
Effect of dilutive securities:
Stock options	1,548	1,714
Warrants and restricted stock	375	229

Shares used for diluted earnings per share	45,408	44,485

Basic earnings (loss) per share:
Continuing operations	$0.27	$0.25
Discontinued operations	(0.15)	—

Total	$0.12	$0.25

Diluted earnings (loss) per share:
Continuing operations	$0.26	$0.24
Discontinued operations	(0.15)	—

Total	$0.11	$0.24

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(6)  Segment Disclosures

Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. USPI’s business is the operation of surgery centers, private surgical hospitals and related businesses in the United States and the United Kingdom. USPI’s chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgical facilities for assessing performance and allocating resources both domestically and abroad. Accordingly, USPI’s reportable segments consist of (1) U.S. based facilities and (2) United Kingdom based facilities. The following amounts exclude discontinued operations:

	Three Months Ended March 31, 2006
	United	Kingdom
	States	United	Total

Net patient service revenue	$95,986	$22,327	$118,313
Other revenue	9,530	—	9,530

Total revenues	$105,516	$22,327	$127,843

Depreciation and amortization	$6,186	$1,807	$7,993
Operating income	32,497	3,378	35,875
Net interest expense	(5,075)	(728)	(5,803)
Income tax expense	(6,440)	(656)	(7,096)
Total assets	867,442	199,048	1,066,490
Capital expenditures	2,830	3,098	5,928

	Three Months Ended March 31, 2005
	United	United
	States	Kingdom	Total

Net patient service revenue	$82,115	$22,685	$104,800
Other revenue	9,492	—	9,492

Total revenues	$91,607	$22,685	$114,292

Depreciation and amortization	$5,793	$1,817	$7,610
Operating income	27,429	3,992	31,421
Net interest expense	(5,163)	(778)	(5,941)
Income tax expense	(5,397)	(708)	(6,105)
Total assets	746,382	199,515	945,897
Capital expenditures	3,132	2,795	5,927

(7)  Condensed Consolidating Financial Statements

The following information is presented as required by regulations of the Securities and Exchange Commission in connection with the Company’s publicly traded Senior Subordinated Notes. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

and operating expenses of the separate legal entities include intercompany charges for management and other services. The $150 million 10% Senior Subordinated Notes due 2011 were issued in a private offering on December 19, 2001 and subsequently registered as publicly traded securities through a Form S-4 effective January 15, 2002 by USPI’s wholly owned finance subsidiary, United Surgical Partners Holdings, Inc. (USPH), which was formed in 2001. The notes are guaranteed by USPI, which does not have independent assets or operations, and USPI’s wholly owned subsidiaries domiciled in the United States. USPI’s investees in the United Kingdom are not guarantors of the obligation. USPI’s investees in the United States in which USPI owns less than 100% are not guarantors of the obligation. The financial positions and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship at the end of the period presented.

  Condensed Consolidating Balance Sheets:

	As of March 31, 2006
		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$117,090	$10,548	$—	$127,638
Patient receivables, net	185	47,810	—	47,995
Other receivables	1,284	16,269	(6,680)	10,873
Inventories of supplies	164	7,984	—	8,148
Other	20,713	20,632	—	41,345

Total current assets	139,436	103,243	(6,680)	235,999
Property and equipment, net	24,196	240,085	—	264,281
Investments in affiliates	87,234	15,437	(2,396)	100,275
Intangible assets, net	369,103	106,116	(16,035)	459,184
Other	94,407	1,208	(88,864)	6,751

Total assets	$714,376	$466,089	$(113,975)	$1,066,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,543	$17,109	$(45)	$19,607
Accrued expenses and other	90,276	10,253	920	101,449
Current portion of long-term debt	195	18,433	(1,758)	16,870

Total current liabilities	93,014	45,795	(883)	137,926
Long-term debt	153,559	144,379	(25,076)	272,862
Other liabilities	35,736	9,859	—	45,595
Minority interests	—	15,121	51,912	67,033
Stockholders’ equity	432,067	250,935	(139,928)	543,074

Total liabilities and stockholders’ equity	$714,376	$466,089	$(113,975)	$1,066,490

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheets:

	As of December 31, 2005
		Non-participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$123,071	$7,369	$—	$130,440
Patient receivables, net	170	44,331	—	44,501
Other receivables	1,584	15,431	(6,762)	10,253
Inventories	167	7,652	—	7,819
Other	18,569	1,528	—	20,097

Total current assets	143,561	76,311	(6,762)	213,110
Property and equipment, net	25,358	233,658	—	259,016
Investments in affiliates	104,153	15,747	(19,400)	100,500
Intangible assets, net	332,795	105,797	(16,036)	422,556
Other	103,434	20,086	(89,861)	33,659

Total assets	$709,301	$451,599	$(132,059)	$1,028,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,833	$17,406	$(144)	$19,095
Accrued expenses	83,860	2,416	871	87,147
Current portion of long-term debt	354	17,408	(1,840)	15,922

Total current liabilities	86,047	37,230	(1,113)	122,164
Long-term debt	153,717	142,770	(25,923)	270,564
Other liabilities	32,668	8,397	—	41,065
Minority interests	—	15,229	48,769	63,998
Stockholders’ equity	436,869	247,973	(153,792)	531,050

Total liabilities and stockholders’ equity	$709,301	$451,599	$(132,059)	$1,028,841

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Income:

	Three Months Ended March 31, 2006
		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Revenues	$19,525	$114,624	$(6,306)	$127,843
Equity in earnings of unconsolidated affiliates	6,749	321	(185)	6,885
Operating expenses, excluding depreciation and amortization	18,468	78,780	(6,388)	90,860
Depreciation and amortization	2,306	5,687	—	7,993

Operating income	5,500	30,478	(103)	35,875
Interest expense, net	(2,877)	(2,926)	—	(5,803)
Other income (expense)	1,620	45	(79)	1,586

Income before minority interests	4,243	27,597	(182)	31,658
Minority interests in income of consolidated subsidiaries	—	(3,570)	(9,354)	(12,924)

Income (loss) from continuing operations before income taxes	4,243	24,027	(9,536)	18,734
Income tax expense	(6,338)	(758)	—	(7,096)

Income (loss) from continuing operations	(2,095)	23,269	(9,536)	11,638
Income from discontinued operations, net of tax	(6,463)	—	—	(6,463)

Net income (loss)	$(8,558)	$23,269	$(9,536)	$5,175

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended March 31, 2005
		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Revenues	$18,614	$101,495	$(5,817)	$114,292
Equity in earnings of unconsolidated affiliates	5,253	(150)	—	5,103
Operating expenses, excluding depreciation and amortization	15,280	70,979	(5,895)	80,364
Depreciation and amortization	2,467	5,143	—	7,610

Operating income	6,120	25,223	78	31,421
Interest expense, net	(3,200)	(2,741)	—	(5,941)
Other income (expense)	455	(135)	(78)	242

Income before minority interests	3,375	22,347	—	25,722
Minority interests in income of consolidated subsidiaries	—	(3,414)	(5,390)	(8,804)

Income (loss) from continuing operations before income taxes	3,375	18,933	(5,390)	16,918
Income tax expense	(5,099)	(1,006)	—	(6,105)

Income (loss) from continuing operations	(1,724)	17,927	(5,390)	10,813
Income from discontinued operations, net of tax	(55)	—	—	(55)

Net income (loss)	$(1,779)	$17,927	$(5,390)	$10,758

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows:

	Three Months Ended March 31, 2006
		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$(8,558)	$23,269	$(9,536)	$5,175
Loss on discontinued operations	6,463	—	—	6,463
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	27,624	(18,310)	9,782	19,096

Net cash provided by operating activities	25,529	4,959	246	30,734
Cash flows from investing activities:
Purchases of property and equipment, net	(638)	(4,755)	—	(5,393)
Purchases of new businesses and equity interests, net of cash received	(42,906)	(41)	—	(42,947)
Other items	700	—	—	700

Net cash used in investing activities	(42,844)	(4,796)	—	(47,640)
Cash flows from financing activities:
Long-term borrowings, net	(1,060)	2,836	—	1,776
Proceeds from issuance of common stock	3,019	—	—	3,019
Other items	9,375	191	(246)	9,320

Net cash provided by (used in) financing activities	11,334	3,027	(246)	14,115
Net cash used in discontinued operations	—	(11)	—	(11)
Net increase (decrease) in cash	(5,981)	3,179	—	(2,802)
Cash at the beginning of the period	123,071	7,369	—	130,440

Cash at the end of the period	$117,090	$10,548	$—	$127,638

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended March 31, 2005
		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$(1,779)	$17,927	$(5,390)	$10,758
Loss on discontinued operations	55	—	—	55
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	30,691	(9,441)	6,169	27,419

Net cash provided by operating activities	28,967	8,486	779	38,232
Cash flows from investing activities:
Purchases of property and equipment, net	(836)	(4,618)	—	(5,454)
Purchases of new businesses and equity interests, net of cash received	(20,967)	—	—	(20,967)
Other items	(973)	—	—	(973)

Net cash used in investing activities	(22,776)	(4,618)	—	(27,394)
Cash flows from financing activities:
Long-term borrowings, net	(466)	(3,496)	—	(3,962)
Proceeds from issuance of common stock	2,341	—	—	2,341
Other items	—	409	(779)	(370)

Net cash provided by (used in) financing activities	1,875	(3,087)	(779)	(1,991)
Net cash provided by discontinued operations	—	138	—	138
Effect of exchange rate changes on cash	—	(13)	—	(13)
Net increase in cash	8,066	906	—	8,972
Cash at the beginning of the period	83,905	9,562	—	93,467

Cash at the end of the period	$91,971	$10,468	$—	$102,439

(8)	Commitments and Contingencies

As of March 31, 2006, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $59.3 million. Of the total, $22.6 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and the remaining $36.7 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.2 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties.

As discussed more fully in Note 15 to the Company’s 2005 financial statements on Form 10-K, the Company sold its Spanish operations in September 2004 and indemnified the buyers with respect to taxes and other contingencies of the entities sold. With respect to the specific tax matter described in the Company’s Form 10-K,

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

there has been no material change in the Company’s assessment of the probability or amount since the Company filed its Form 10-K. The Company’s legal advisors believe that the Company, which has indemnified the current owners for such contingencies, has a strong case for not paying any tax related to the matter but that such a payment, up to an aggregate maximum total of approximately €1 million (equal to $1.2 million at March 31, 2006) for the matter, is nevertheless reasonably possible. Accordingly, the Company has not accrued any liability related to this matter but is disclosing its nature and existence. If future circumstances indicate that such a payment is probable, the Company will accrue such an amount, which would be reflected in discontinued operations.

In addition, from time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings, other than those discussed above, that might have a material adverse impact on the Company.

(9)	Subsequent Events

On April 19, 2006, the Company completed the acquisition of 100% of the equity interests in Surgis, Inc., a privately-held, Nashville-based owner and operator of surgery centers. The Company paid cash totaling $198 million on the closing date and additionally assumed approximately $14 million of debt owed by subsidiaries of Surgis. The Company funded the purchase through a combination of $111 million of cash on hand and $87 million of borrowings under the Company’s new revolving credit agreement (Note 4).

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

Overview

We operate ambulatory surgery centers and private surgical hospitals in the United States and the United Kingdom. As of March 31, 2006, we operated 104 facilities, consisting of 101 in the United States and three in the United Kingdom. All 101 of our U.S. facilities are jointly owned with local physicians, and 68 of these facilities are also partially owned by various not-for-profit healthcare systems. In addition to facilitating the joint ownership of most of our existing facilities, our agreements with these healthcare systems provide a framework for the planning and construction of additional facilities in the future, including five of the eight facilities we are currently constructing as well as additional projects under development.

Our U.S. facilities, consisting of ambulatory surgery centers and private surgical hospitals (each are generally referred to herein as “short-stay surgical facilities”), specialize in non-emergency surgical cases, the volume of which has steadily increased over the past two decades due in part to advancements in medical technology. These facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. All but three of our facilities are located in the U.S., where we have focused increasingly on adding facilities with not-for-profit healthcare system partners (hospital partners). At December 31, 2002, 48% of our U.S. facilities were jointly owned with a hospital partner. By March 31, 2006, this proportion had grown to 67%.

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

Our growth and success depends on our ability to continue to grow volumes at our existing facilities, to successfully open new facilities we develop, to successfully integrate acquired facilities into our operations, and to maintain productive relationships with our physician and hospital partners. We believe we will have significant opportunities to operate more facilities with hospital partners in the future in existing and new markets.

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

Acquisitions, Equity Investments and Development Projects

Effective January 1, 2006 we acquired five ambulatory surgery centers in the St. Louis, Missouri area for approximately $50.6 million in cash, of which $8.3 million was paid in December 2005. During the first quarter of 2006, two new ambulatory surgery centers developed and operated by us commenced operations.

On April 19, 2006, we acquired 100% of the equity interests in Surgis, Inc., which operates 24 ambulatory surgery centers in 11 states.

We also engage in purchases and sales of noncontrolling interests in facilities we already operate and invest additional cash in surgical facilities under development. These transactions resulted in a net cash outflow of $0.6 million during the three months ended March 31, 2006.

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenue of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and administrative services revenue, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months Ended
	March 31,
	2006	2005

Net patient service revenue	93%	92%
Management and administrative services revenue	7	8

Total revenues	100%	100%

Net patient service revenue consists of the revenues earned by facilities we consolidate for financial reporting purposes. These revenues increased slightly as a percentage of our total revenues in the three months ended March 31, 2006, as compared to the corresponding prior year period, primarily as a result of our increasing the number of facilities we consolidate for financial reporting purposes by four from March 31, 2005 to March 31, 2006. While we also added 15 unconsolidated facilities during this time period, the revenues we derive from unconsolidated facilities are limited to fees we earn for managing their operations and thus adding an unconsolidated facility generally increases our revenues by far less than adding a consolidated facility.

Our management and administrative services revenues are earned from the following types of activities (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005

Management of surgical facilities	$5,482	$4,989
Consulting and other services provided to physicians and related entities	3,681	4,336

Total management and administrative service revenues	$9,163	$9,325

The following table summarizes our revenues by operating segment:

	Three Months Ended March 31,
	2006	2005

United States	83%	80%
United Kingdom	17	20

Total	100%	100%

The number of facilities we operate increased by 18 from March 31, 2005 to March 31, 2006. All of these additional facilities are in the United States. Accordingly, the proportion of our total revenues that is derived from the United States is higher for the three months ended March 31, 2006 than in the corresponding prior year period.

Equity in Earnings of Unconsolidated Affiliates

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for a majority of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Three Months Ended March 31,
	2006	2005

Revenues	$126,714	$97,589
Equity in earnings of unconsolidated affiliates	44	27
Operating expenses:
Salaries, benefits, and other employee costs	31,105	24,742
Medical services and supplies	25,552	18,632
Other operating expenses	31,394	24,924
Depreciation and amortization	5,943	4,437

Total operating expenses	93,994	72,735

Operating income	32,764	24,881
Interest expense, net	(2,749)	(2,528)
Other	332	99

Income before income taxes	$30,347	$22,452

Long-term debt	119,495	100,387
USPI’s equity in earnings of unconsolidated affiliates	6,885	5,103
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	22.7%	22.7%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	28.7%	27.0%
Unconsolidated facilities operated at period end	58	43

(1)	Calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period.

(2)	Calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This percentage is higher in 2006 due primarily to our acquisition, after March 31, 2005, of additional ownership in facilities we account for under the equity method.

Results of Operations

The following table summarizes certain statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005

Total revenues	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	5.4	4.5
Operating expenses, excluding depreciation and amortization	(71.0)	(70.3)
Depreciation and amortization	(6.3)	(6.7)

Operating income	28.1	27.5
Minority interests in income of consolidated entities	(10.1)	(7.7)
Interest and other expense, net	(3.3)	(5.1)

Income from continuing operations before income taxes	14.7	14.7
Income tax expense	(5.6)	(5.3)

Income from continuing operations	9.1	9.4
Loss from discontinued operations	(5.1)	—

Net income	4.0%	9.4%

Executive Summary

We continue to grow our existing facilities, develop new facilities, and add others selectively through acquisition. On an overall basis, we continue to experience increases in the volume of services provided and in the average rates at which our facilities are reimbursed for those services, resulting in revenue growth at the facilities we owned during both applicable periods in 2005 and 2006 (“same store facilities”). Our same store revenue growth of 10% was slightly higher than the 9% we experienced for the full year of 2005, largely as a result of some factors that had adversely impacted our revenues in 2005 no longer having as significant of an impact in 2006, as discussed under “Revenues” below.

We also continue to grow by constructing and acquiring new facilities. We opened two new facilities during the first quarter of 2006 and acquired controlling interests in five operational facilities. Subsequent to the end of the quarter, we obtained the required regulatory approval and completed the acquisition of Surgis, Inc., closing an agreement we had originally executed in January 2006. In anticipation of funding the Surgis acquisition, which added 24 operational surgical facilities to the 104 we already operated, we initiated a new revolving credit agreement during February 2006 that we partially drew down in April 2006 to help fund the acquisition date payments of $198 million required to complete the Surgis transaction. We sold our facility in Lyndhurst, Ohio on March 31, 2006, which resulted in a loss that is classified as discontinued operations. This facility would have violated a non-compete agreement with one of the acquired Surgis facilities.

Our net income was unfavorably impacted by our adoption, effective January 1, 2006, of new accounting rules requiring the expensing of stock options and other equity-based compensation. Our adoption of these new rules and related changes in our equity-compensation strategy resulted in our recording approximately $0.6 million and $1.0 million more after-tax expense, respectively, during the three months ended March 31, 2006 than we had in the corresponding prior year period.

Revenues

Our consolidated revenues increased 12% during the first quarter of 2006 compared to the prior year first quarter. The increase was driven primarily by our acquisition, during the period from April 1, 2005 to January 1, 2006, of six surgical facilities that we consolidate for financial reporting purposes and additionally by growth in our existing facilities.

Given that we account for the majority of our facilities under the equity method, which results in their revenues not being included in ours, we include our facilities’ overall growth rates, without regard to our ownership level in them, in analyzing the overall health of our business.

Our overall domestic same store facility net revenue growth rate of 10% was slightly higher than the 9% we experienced for the year ended December 31, 2005. Several factors adversely impacting our 2005 growth rates had less of an impact in 2006. First, a lapsed managed care contract that had adversely affected our growth rates for most of 2005 was renegotiated during the fourth quarter of 2005. Second, we also reached one-year anniversary dates of workers’ compensation rate reductions in Texas and California during 2005. Third, our case volumes in some markets were adversely impacted during the third quarter of 2005 by two hurricanes.

Measured in the local currency, our U.K same store facility revenues grew 6% in the first quarter of 2006, slightly less than the 7% experienced for the year ended December 31, 2005. Unfavorable exchange rates more than offset the impact of this 6% growth, as shown below.

The following table summarizes our same store revenue growth rates, as compared to the three months ended March 31, 2005:

Three Months Ended
March 31, 2006

United States facilities:
Net revenue	10%
Surgical cases	6%
Net revenue per case(1)	4%
United Kingdom facilities:
Net revenue using actual exchange rates	(2%)
Net revenue using constant exchange rates(2)	6%
All same store facilities:
Net revenue using actual exchange rates	9%

(1)	Our overall domestic same store growth in net revenue per case was favorably impacted by the growth at our nine same store surgical hospitals, which on average perform more complex cases than ambulatory surgery centers. Net revenue per case of our same store ambulatory surgery centers was essentially flat during the three months ended March 31, 2006, as compared to the corresponding prior year period, while our hospitals grew at a rate of 11%, which is attributed to both a favorable case mix and the ramp-up of our de novo hospitals.

(2)	Calculated using first quarter 2006 exchange rates for both years. The Company believes that using a constant currency translation rate more accurately reflects the trend of the business.

Joint Ventures With Not-For-Profit Hospitals

The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (“de novos”) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. The following table summarizes our facilities as of March 31, 2006 and 2005:

	March 31,
	2006	2005

United States facilities(1):
With a hospital partner	68	48
Without a hospital partner	33	35

Total U.S. facilities	101	83
United Kingdom facilities	3	3

Total facilities operated	104	86

Change from March 31, 2005:
De novo (newly constructed)	11
Acquisition	9
Disposals(2)	(2)

Total increase in number of facilities	18

(1)	At March 31, 2006, physicians own a portion of all of these facilities.

(2)	We sold our ownership interests in facilities in Lyndhurst, Ohio and Chicago, Illinois during the first quarter of 2006.

Facility Operating Margins

U.S. same store facility operating margins did not change significantly from the prior year first quarter. The facilities partnered with not-for-profit hospitals generated lower margins than facilities without a hospital partner during the first quarter of 2006. This relationship is primarily due to our acquisition and development activities. Our development of new facilities is almost always undertaken with a hospital partner. Even once these facilities have been open for more than a year, and consequently move into our same store group of facilities, they do not generate operating margins as high as more mature facilities. Because their revenue bases are growing, these facilities generally have an adverse impact on the average operating margin of the hospital-partnered group of facilities beginning in their second year of operations. We have added 29 facilities to the hospital-partnered same store group since December 31, 2003, of which 14 were newly developed facilities.

Conversely, we have only added two newly developed facilities without a hospital partner to the same store group since December 31, 2003. Furthermore, of the nine facilities we have added through acquisition to this group without a hospital partner since December 31, 2003, eight have operating margins higher than the average for the group. This relationship can change depending on which facilities we succeed in partnering with a not-for-profit hospital.

Our U.K facilities, which represent 3 of our 104 facilities at March 31, 2006, experienced lower margins in the first quarter of 2006 than in the prior year period, primarily as a result of a drop in referrals from the National Health Service.

The following table summarizes our same store operating margins (see footnote 1 below), comparing the three months ended March 31, 2006 to the three months ended March 31, 2005:

	Three Months Ended	Increase
	March 31, 2006	(Decrease)

United States facilities:
With a hospital partner	27.7%	— bps
Without a hospital partner	34.0	50 bps
Total U.S. facilities	29.4	20 bps
United Kingdom facilities	23.1%	(230) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues increased by $13.5 million, or 11.9%, to $127.8 million for the three months ended March 31, 2006 from $114.3 million for the three months ended March 31, 2005. This increase consisted primarily of revenues of newly constructed or acquired facilities and additionally through growth of our same store facilities. The net addition of consolidated facilities from March 31, 2005 to March 31, 2006 caused an increase of approximately $9.1 million of revenues. Revenue from same store facilities drove most of the remaining $4.4 million of revenue growth, consisting primarily of U.S. facilities, which performed approximately 6% more surgical cases and for which reimbursement improved on average by approximately 4% per case during the three months ended March 31, 2006 than in the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2006 exchange rates for both periods, were $1.3 million higher during the three months ended March 31, 2006 than in the corresponding prior year period. The U.S. dollar being stronger relative to the British pound in 2006 than in the corresponding prior year period resulted in a $1.7 million decrease in U.K. revenues.

Equity in earnings of unconsolidated affiliates increased by $1.8 million, or 34.9% to $6.9 million for the three months ended March 31, 2006 from $5.1 million for the three months ended March 31, 2005. This increase is primarily driven by our increased focus on joint ventures with hospital partners, which generally leads to our accounting for our investments under the equity method. The number of facilities we account for under the equity method increased by 15 from March 31, 2005 to March 31, 2006. While 11 of these additional facilities are newly developed, and thus in many cases are not yet profitable, the performance of the established facilities in this group, together with acquisitions of equity method investments in four additional facilities and increased ownership in nine of our facilities in the Dallas/Fort Worth market, drove an overall increase in our equity in earnings of unconsolidated affiliates.

Operating expenses, excluding depreciation and amortization, increased by $10.5 million, or 13.1%, to $90.9 million for the three months ended March 31, 2006 from $80.4 million for the three months ended March 31, 2005. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased to 71.1% for the three months ended March 31, 2006 from 70.3% for the three months ended March 31, 2005. This increase as a percentage of revenues is attributable to an increase in our equity-based compensation expense. Adopting new accounting rules requiring the expensing of stock options and other equity-based compensation effective January 1, 2006, together with other increases in our equity-based compensation expense, increased our operating expenses as a percentage of total revenues by 100 basis points in 2006.

Depreciation and amortization increased $0.4 million, or 5.0%, to $8.0 million for the three months ended March 31, 2006 from $7.6 million for the three months ended March 31, 2005, primarily as a result of additional depreciation on tangible assets added through acquisitions and expansions of our facilities. Depreciation and amortization, as a percentage of revenues, decreased to 6.3% for the three months ended March 31, 2006 from 6.7% for the three months ended March 31, 2005 due to our increased revenue.

Operating income increased $4.5 million, or 14.2%, to $35.9 million for the three months ended March 31, 2006 from $31.4 million for the three months ended March 31, 2005. Operating income, as a percentage of revenues, increased to 28.1% for the three months ended March 31, 2006 from 27.5% for the three months ended March 31, 2005, primarily as a result of leveraging corporate overhead, depreciation, and amortization over the increased revenues discussed above, which more than offset the unfavorable impact of changes in equity-based compensation expense, described above.

Interest expense, net of interest income, decreased 2.3% to $5.8 million for the three months ended March 31, 2006 from $5.9 million for the three months ended March 31, 2005 primarily as a result of additional interest income earned on our increased cash balance more than offsetting our borrowing a portion of the costs of developing and expanding facilities.

Other income increased by $1.3 million due to our modifying the terms of an administrative service contract in exchange for a cash payment from a physician group, which is not expected to impact our annual earnings under the contract until at least 2009.

Net income from continuing operations was $11.6 million for the three months ended March 31, 2006 compared to $10.8 million for the three months ended March 31, 2005. This $0.8 million improvement primarily results from increased revenues being partially offset by incremental equity-based compensation expense, as discussed above.

Effective March 31, 2006 we sold our ownership interest in a surgical facility located in Lyndhurst, Ohio. As a result, our income statement reflects the historical results of this facility’s operations in discontinued operations, for both 2006 and 2005. In addition, our first quarter 2006 income statement reflects, in discontinued operations, the $6.4 million after-tax loss related to the sale.

Liquidity and Capital Resources

During the three months ended March 31, 2006, the Company generated $30.7 million of cash flows from operating activities as compared to $38.2 million during the three months ended March 31, 2005. Cash flows from operating activities decreased $7.5 million, or 20%, from the prior year period, primarily as a result of a reduction of other receivables during the first quarter of 2005 that did not recur in the first quarter of 2006. In addition, the Company’s current year operating cash flow is adversely impacted by the adoption of SFAS 123R, which requires the tax benefit related to exercises and dispositions of Company equity awards be classified within financing activities rather than operating activities beginning January 1, 2006. Third, the Company made a much higher estimated federal tax payment than in the prior year period. This factor is not expected to continue in later quarters of 2006 as the Company expects, in future quarters of 2006, to make use of a significant net operating loss carryforward added through the April 2006 Surgis acquisition.

During the three months ended March 31, 2006, the Company’s net cash used in investing activities was $47.6 million, consisting primarily of $42.3 million for the acquisition of five surgery centers in the St. Louis, Missouri area, and $5.4 million used for purchases of property and equipment. Approximately $1.6 million of the property and equipment purchases related to ongoing development projects, and the remaining $3.8 million represents purchases of equipment at existing facilities. Net cash provided by financing activities for the three months ended March 31, 2006 totaled $14.1 million and resulted primarily from our sweeping the cash of our unconsolidated affiliates and from proceeds from the exercise of stock options. Cash and cash equivalents were $127.6 million at March 31, 2006 as compared to $130.4 million at December 31, 2005, and net working capital was $98.1 million at March 31, 2006 as compared to $90.9 million at December 31, 2005.

Our credit agreement in the United Kingdom provides for total borrowings of £55.0 million (approximately $95.7 million as of March 31, 2006) under four separate facilities. At March 31, 2006, total outstanding borrowings under this credit agreement were approximately $65.0 million, which represents total borrowings net of scheduled repayments of $26.1 million that have been made under the agreement, and approximately $4.6 million was available for borrowing, primarily for capital projects specified in the agreement. Borrowings under the United Kingdom credit facility bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. We pledged the capital stock of our U.K. subsidiaries to secure borrowings under the United Kingdom credit facility. We were in compliance with all covenants under our U.K. credit agreement as of March 31, 2006.

On February 21, 2006, we entered into a revolving credit facility with a group of commercial lenders providing for borrowings of up to $200 million for acquisitions and general corporate purposes in the United States. Under the terms of the facility, we may invest up to $40 million for an individual acquisition (other than Surgis) and up to a total of $20 million in the United Kingdom. Borrowings under the credit facility will bear interest at rates of 1.00% to 2.25% over LIBOR and will mature on February 21, 2011 The maximum availability under the facility is based upon pro forma EBITDA, including EBITDA from acquired entities. At March 31, 2006, we had no amounts outstanding under the facility. Assuming we were to use any borrowings to make acquisitions priced using multiples of EBITDA similar to those the we have historically paid, the entire $200 million provided for in the facility would have been available for borrowing at March 31, 2006. We borrowed $87.0 million in April to help fund the Surgis acquisition and still had access to the remaining $113.0 million provided for in the facility, assuming the proceeds were to be used to make acquisitions at historical purchase multiples, as described above. The credit agreement contains various restrictive covenants, including covenants that limit our ability and the ability of certain of our subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale-leaseback transactions or sell assets or capital stock.

In addition, the indenture governing our Senior Subordinated Notes contains various restrictive covenants, including covenants that limit our ability and the ability of certain of our subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock. We were in compliance with all covenants related to our Senior Subordinated Notes as of March 31, 2006.

Our contractual cash obligations as of March 31, 2006 may be summarized as follows:

	Payments Due by Period
		Within	Years	Years	Beyond
Contractual Cash Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)

Long term debt obligations (principal plus interest)(1):
Senior Subordinated Notes	$240,000	$15,000	$30,000	$30,000	$165,000
U.K. credit facility	77,645	10,219	24,635	42,791	—
Other debt at operating subsidiaries	29,355	7,481	14,241	5,874	1,759
Capitalized lease obligations	102,118	9,308	16,096	12,350	64,364
Operating lease obligations	60,549	11,416	19,729	14,016	15,388

Total contractual cash obligations	$509,667	$53,424	$104,701	$105,031	$246,511

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the March 31, 2006 rates applicable to each debt instrument. As noted elsewhere in this section, we borrowed $87.0 million in April 2006 to fund a portion of the Surgis acquisition under a revolving credit facility that matures in February 2011, which is not reflected in this table as it occurred after March 31, 2006.

Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $75.6 million at March 31, 2006, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 47.2% at March 31, 2006. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. March 31,2006, the total debt on the balance sheets of our unconsolidated affiliates was approximately

$119.5 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 28.7% at March 31, 2006. USPI or one of its wholly owned subsidiaries had collectively guaranteed $21.3 million of the $119.5 million in total debt of our unconsolidated affiliates as of March 31, 2006. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $15.4 million as of March 31, 2006. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

In addition, it is possible that we will have to pay the buyers of our Spanish operations up to approximately €1 million ($1.2 million at March 31, 2006) related to a Spanish tax contingency for which we indemnified the buyers, although we do not presently believe the likelihood of our making any such payment is probable, as discussed more fully in Note 15 to our 2005 year-end financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime, LIBOR or Euribor. At March 31, 2006, $149.2 million of our total outstanding notes payable was the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $21.2 million was in other fixed rate instruments and the remaining $68.7 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of $0.7 million. The Senior Subordinated Notes, which represent 88% of our total fixed rate debt at March 31, 2006, are considered to have a fair value, based upon recent trading, of $159.9 million, which is approximately $10.7 million higher than the carrying value at March 31, 2006.

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

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time, we may be named as a party to legal claims and proceedings in the ordinary course of business. We are not aware of any claims or proceedings against us or our subsidiaries that might have a material adverse impact on us.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1		Second Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).

3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).

4.1		Form of Common Stock Certificate (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).

4.2		Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.1		Second Amendment to Employment Agreement, dated April 28, 2006, between the Company and Donald E. Steen (previously filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 2006 and incorporated herein by reference).

31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b) Reports on Form 8-K:

The Company filed a report on Form 8-K dated January 11, 2006, pursuant to Item 7.01 of Form 8-K announcing the Company’s entry into the St. Louis market.

The Company filed a report on Form 8-K dated January 11, 2006 pursuant to Item 7.01 of Form 8-K containing a copy of materials presented to investors and others by senior officers of the Company.

The Company filed a report on Form 8-K dated January 31, 2006 pursuant to Items 1.01, 8.01, and 9.01 of Form 8-K announcing the Company’s agreement to acquire Surgis, Inc.

The Company filed a report on Form 8-K dated February 14, 2006 pursuant to Item 7.01 of Form 8-K containing a copy of materials presented to investors and others by senior officers of the Company.

The Company furnished a report on Form 8-K dated February 21, 2006, pursuant to Item 2.02 of Form 8-K, containing a news release announcing the Company’s results of operations for the quarter and year ended December 31, 2005.

The Company filed a report on Form 8-K dated February 21, 2006 pursuant to Item 1.01 of Form 8-K announcing the Company’s credit agreement.

The Company filed a report on Form 8-K dated February 27, 2006 pursuant to Item 7.01 of Form 8-K containing a copy of materials presented to investors and others by senior officers of the Company.

The Company filed a report on Form 8-K dated February 27, 2006 pursuant to Item 1.01 of Form 8-K announcing the vesting of certain equity-based compensation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

By:	/s/ Mark A. Kopser
Mark A. Kopser
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ John J. Wellik
John J. Wellik
Senior Vice President, Accounting and
Administration, and Secretary
(Principal Accounting Officer)

Date: May 9, 2006

EXHIBIT INDEX

3.1		Second Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

4.1		Form of Common Stock Certificate (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

4.2		Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company’s Annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein be reference)

10.1		Second Amendment to Employment Agreement, dated April 28, 2006, between the Company and Donald E. Steen (previously filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 2006 and incorporated herein by reference)

31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.