Form 10-Q
period 2006-06-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2006-08-03
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

At July 31, 2006 there were 44,576,134 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note: Items 2, 3, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands,
	except per share amounts)

ASSETS
Cash and cash equivalents	$27,271	$130,440
Patient receivables, net of allowance for doubtful accounts of $8,781 and $6,656, respectively	55,935	44,501
Other receivables	13,806	10,253
Inventories of supplies	9,402	7,819
Deferred tax asset, net	12,982	11,654
Prepaids and other current assets	31,692	8,443

Total current assets	151,088	213,110
Property and equipment, net	289,325	259,016
Investments in affiliates	132,922	100,500
Intangible assets, net	607,925	422,556
Assets held for sale	2,000	—
Other assets	12,021	33,659

Total assets	$1,195,281	$1,028,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$22,963	$19,095
Accrued salaries and benefits	24,933	19,572
Due to affiliates	42,969	34,997
Accrued interest	2,522	1,506
Current portion of long-term debt	21,658	15,922
Other accrued expenses	29,645	31,072

Total current liabilities	144,690	122,164
Long-term debt, less current portion	363,013	270,564
Other long-term liabilities	7,750	4,474
Deferred tax liability, net	40,367	36,591

Total liabilities	555,820	433,793
Minority interests	71,981	63,998
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 44,567 and 44,320 shares issued at June 30, 2006 and December 31, 2005, respectively	446	443
Additional paid-in capital	373,038	375,656
Treasury stock, at cost, 42 and 37 shares at June 30, 2006 and December 31, 2005, respectively	(1,193)	(831)
Deferred compensation	—	(14,128)
Accumulated other comprehensive income, net of tax	10,848	3,896
Retained earnings	184,341	166,014

Total stockholders’ equity	567,480	531,050

Total liabilities and stockholders’ equity	$1,195,281	$1,028,841

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)

Revenues:
Net patient service revenue	$133,447	$113,355	$251,760	$218,154
Management and contract service revenue	13,077	9,544	22,240	18,869
Other revenue	3,928	287	4,295	455

Total revenues	150,452	123,186	278,295	237,478
Equity in earnings of unconsolidated affiliates	7,148	6,371	14,034	11,474
Operating expenses:
Salaries, benefits, and other employee costs	42,027	30,764	75,140	60,333
Medical services and supplies	27,143	22,007	50,610	41,336
Other operating expenses	26,185	21,892	48,753	42,927
General and administrative expenses	9,873	8,160	19,747	15,762
Provision for doubtful accounts	2,726	2,154	4,565	4,983
Depreciation and amortization	8,674	7,572	16,667	15,181

Total operating expenses	116,628	92,549	215,482	180,522

Operating income	40,972	37,008	76,847	68,430
Interest income	1,140	905	2,560	1,791
Interest expense	(8,923)	(6,854)	(16,145)	(13,681)
Other	59	11	1,644	253

Total other expense, net	(7,724)	(5,938)	(11,941)	(11,637)
Income before minority interests	33,248	31,070	64,906	56,793
Minority interests in income of consolidated subsidiaries	(13,795)	(11,079)	(26,718)	(19,883)

Income from continuing operations before income taxes	19,453	19,991	38,188	36,910
Income tax expense	(6,307)	(7,325)	(13,403)	(13,431)

Income from continuing operations	13,146	12,666	24,785	23,479
Earnings (loss) from discontinued operations, net of tax	6	(285)	(6,458)	(340)

Net income	$13,152	$12,381	$18,327	$23,139

Net income per share attributable to common stockholders Basic:
Continuing operations	$0.30	$0.30	$0.57	$0.55
Discontinued operations	—	(0.01)	(0.15)	(0.01)

Total	$0.30	$0.29	$0.42	$0.54

Diluted:
Continuing operations	$0.29	$0.28	$0.55	$0.53
Discontinued operations	—	—	(0.15)	(0.01)

Total	$0.29	$0.28	$0.40	$0.52

Weighted average number of common shares
Basic	43,646	42,839	43,566	42,691
Diluted	45,386	44,847	45,398	44,681

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands)

Net income	$13,152	$12,381	$18,327	$23,139
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	5,889	(4,821)	6,952	(6,130)

Other comprehensive income (loss)	5,889	(4,821)	6,952	(6,130)

Comprehensive income	$19,041	$7,560	$25,279	$17,009

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$18,327	$23,139
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued operations	6,458	340
Provision for doubtful accounts	4,565	4,983
Depreciation and amortization	16,667	15,181
Amortization of debt issue costs and discount	507	377
Deferred income tax expense	4,341	1,057
Equity in earnings of unconsolidated affiliates, net of distributions received	3,193	263
Minority interests in income of consolidated subsidiaries, net of distributions paid	(1,084)	1,093
Equity-based compensation	5,997	2,228
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(5,393)	(8,248)
Other receivables	(918)	10,899
Inventories of supplies, prepaids and other current assets	(4,839)	(398)
Accounts payable and other current liabilities	1,622	7,642
Long-term liabilities	4,077	2,777

Net cash provided by operating activities	53,520	61,333

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(235,654)	(58,906)
Purchases of property and equipment	(13,420)	(12,962)
Returns of capital from unconsolidated affiliates	355	16
Increase in deposits and notes receivable	(3,107)	(1,678)

Net cash used in investing activities	(251,826)	(73,530)

Cash flows from financing activities:
Proceeds from long-term debt	100,000	4,923
Payments on long-term debt	(18,111)	(8,081)
Proceeds from issuances of common stock	5,985	6,896
Increase in cash held on behalf of unconsolidated affiliates	7,978	2,442
Returns of capital to minority interest holders	(719)	(871)

Net cash provided by financing activities	95,133	5,309

Cash flows of discontinued operations:
Operating cash flows	187	297
Investing cash flows	5	(126)
Financing cash flows	(173)	(244)

Net cash provided by (used in) discontinued operations	19	(73)

Effect of exchange rate changes on cash	(15)	(78)

Net decrease in cash and cash equivalents	(103,169)	(7,039)
Cash and cash equivalents at beginning of period	130,440	93,467

Cash and cash equivalents at end of period	$27,271	$86,428

Supplemental information:
Interest paid	$14,938	$13,748
Income taxes paid	10,995	9,369
Non-cash transactions:
Assets acquired under capital lease obligations	$2,110	$1,253
Issuance of common stock to employees	30,159	10,609

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private hospitals and related businesses in the United States and Europe. At June 30, 2006, USPI, headquartered in Dallas, Texas, operated 128 short-stay surgical facilities. Of these 128 facilities, USPI consolidates the results of 55, accounts for 72 under the equity method, and holds no ownership in the remaining facility, which is operated by USPI under a management contract. USPI operates in two countries, with 125 of its 128 facilities located in the United States of America; the remaining three facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At June 30, 2006, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 69 of the Company’s 125 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

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

The Company provides equity-based compensation to its employees and directors through a combination of stock options, share awards, and the Employee Stock Purchase Plan (ESPP). While share awards were included in expense prior to 2006, the Company’s stock options and ESPP share issuances were generally not expensed under APB 25 but are included in expense beginning January 1, 2006. Had USPI determined compensation cost based on

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the fair value at the date of grant for its equity awards in the prior year period, USPI’s net income and earnings per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Net income:
As reported	$12,381	$23,139
Add: Total stock-based employee compensation expense included in reported net income, net of taxes	849	1,448
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,750)	(3,190)

Pro forma	$11,480	$21,397

Basic earnings per share
As reported	$0.29	$0.54
Pro forma	0.27	0.50
Diluted earnings per share
As reported	$0.28	$0.52
Pro forma	0.26	0.48

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

At any given time, the number of shares of common stock issued under the Plan plus the number of shares of common stock issuable upon the exercise of all outstanding awards under the Plan may not exceed the lesser of 450,000,000 shares or 12.5% of the total number of shares of common stock then outstanding, assuming the exercise of all outstanding warrants and options under the Plan. At June 30, 2006, there were approximately $0.6 million shares available for grant under the Plan. Shares issued under the Plan may either be newly issued or may represent reissuances of treasury shares. The fair value of each award is estimated at the date of grant using the Black-Scholes formula and amortized into expense over the estimated service period, net of the estimated effect of forfeited awards. Prior to January 1, 2006, the effect of forfeited share awards was recorded as a reduction of expense at the time of each forfeiture. The cumulative effect of changing the method of recording forfeitures as of January 1, 2006 was not material to the financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Total equity-based compensation included in the Consolidated Statements of Income, classified by income statement line item, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Equity in earnings of unconsolidated affiliates	$18	$—	$32	$—
Salaries, benefits and other employee costs	786	—	1,484	—
General and administrative expenses	2,089	1,307	4,528	2,228
Minority interests in income of consolidated subsidiaries	(27)	—	(47)	—

Expense before income tax benefit	2,866	1,307	5,997	2,228

Income tax benefit	(860)	(458)	(1,798)	(780)

Total equity-based compensation expense, net of tax	$2,006	$849	$4,199	$1,448

Total unrecognized compensation related to nonvested awards of stock options and shares (including share units) was $25.9 million as of June 30, 2006 and is expected to be recognized over a weighted average period of 5.42 years. During the three and six months ended June 30, 2006, the Company received cash proceeds of $2.9 million and $4.2 million, respectively, from the exercise of stock options and issuances of shares under the ESPP. Exercises of stock options and subsequent stock sales not qualifying for capital gains treatment resulted in a tax benefit of $1.7 million for the six months ended June 30, 2006.

Total equity-based compensation, included in the Consolidated Statements of Income, classified by type of award, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Share awards(1)	$2,076	$1,307	$4,471	$2,228
Stock options(2)	714	—	1,368	—
ESPP(2)	76	—	158	—

Expense before income tax benefit	2,866	1,307	5,997	2,228
Income tax benefit	(860)	(458)	(1,798)	(780)

Total equity-based compensation expense, net of tax	$2,006	$849	$4,199	$1,448

(1)	Included in the Company’s Consolidated Statements of Income for both periods.

(2)	Included in the Company’s Consolidated Statement of Income beginning January 1, 2006, reflecting the Company’s adoption of SFAS 123R. ESPP amounts are net of reimbursements by other owners of the Company’s investees.

Stock Options

Generally the Company grants stock options with an exercise price equal to the stock price on the date of grant, vesting 25% per year over four years, and having a five-year contractual life. Most awards granted prior to 2003 have a ten-year contractual life. The fair values of stock options were estimated at the date of grant using the Black-Scholes formula. The expected lives of options are determined using the “simplified method” described in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the weighted average vesting period for all option tranches. The risk-free interest rates are equal to rates of U.S. Treasury notes with maturities approximating the expected life of the option. Other assumptions are derived from the Company’s historical experience. The assumptions are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Assumptions:
Expected life in years	3.75	3.00	3.75	3.00
Risk-free interest rates	4.9%-5.1%	3.5%-3.9%	4.3%-5.1%	3.4%-3.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	30.0%	30.0%	30.0%	30.0%
Weighted average grant-date fair value	$10.10	$8.06	$10.07	$7.36

Stock option activity during the first six months of 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
Stock Options	Shares (000)	Price	Life (Years)	($000)

Outstanding at December 31, 2005	3,470	$14.09
Granted	8	35.40
Exercised	(121)	10.90
Forfeited or expired	(10)	18.10

Outstanding at March 31, 2006	3,347	$14.24	4.5	$69,718

Granted	220	33.44
Exercised	(127)	14.02
Forfeited or expired	(2)	29.70

Outstanding at June 30, 2006	3,438	$15.45	4.3	$51,441

Exercisable at June 30, 2006	2,586	$12.50	4.3	$45,457

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $2.3 million and $8.9 million, respectively. The value during the six months ended June 30, 2006 and 2005 was $5.4 million and $12.6 million, respectively.

Share Awards

In recent years, the Company has migrated from stock options to share awards as its primary form of equity-based compensation. The Company’s share awards vest based on a combination of service and company

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

performance. The Company’s grants of such awards, whose value is equal to the share price on the date of grant, may be summarized as follows for 2006:

		Weighted
		Average
	Number of	Grant-Date
Nonvested Shares	Shares (000)	Fair Value

Nonvested at December 31, 2005	853	$23.44
Granted	630	33.89
Converted / vested(1)	(6)	24.37
Forfeited	—	—

Nonvested at March 31, 2006	1,477	$27.90

Granted	270	32.62
Converted / vested(1)	(89)	30.52
Forfeited	—	—

Nonvested at June 30, 2006	1,658	$28.52

(1)	The Company has granted share awards both in the form of nonvested shares and restricted stock units, which convert to unrestricted shares upon vesting.

Of the approximately 1,658,000 nonvested shares outstanding at June 30, 2006, the vesting of approximately 758,000 shares is subject to Company performance conditions. The other 900,000 shares vest based on service conditions; a portion of these shares is subject to accelerated vesting based on Company performance.

During February 2006 the Company modified the terms of 22,500 nonvested shares to provide for earlier vesting, which resulted in an additional after-tax expense of $0.2 million in the first quarter and will result in the recognition of $0.3 million in additional after-tax expense in future periods, as compared to the expense that would have been recorded without the modifications.

The total fair value of shares whose restrictions were released and units that vested and were converted to unrestricted shares during the three months ended June 30, 2006 and 2005 was $2.4 million and $0.1 million, respectively. For the six months ended June 30, 2006 and 2005, the total fair value was $3.1 million and $0.2 million, respectively.

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

Currently, participating employees purchase shares at the end of each calendar quarter at a price equal to 85% of the lower of the Company’s opening share price on (a) the first day of the quarter or (b) the last day of the quarter. The Company has reserved 750,000 shares of common stock for the ESPP, of which 244,485 had not yet been issued as of June 30, 2006. During the three and six months ended June 30, 2006, 21,332 and 41,623 shares, respectively, were issued under the ESPP, with an intrinsic value of $0.1 million and $0.2 million, respectively. Prior to January 1,

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2006, ESPP purchases were made at the end of each June and December rather than every three months. Accordingly, all of the 44,853 shares issued under the ESPP during the six months ended June 30, 2005 were issued during the three months then ended. These awards had an intrinsic value of $0.2 million.

The fair value of ESPP awards was estimated at the date of grant using the Black-Scholes formula using the same assumptions as used for the Company’s stock option valuations, except that the ESPP has a 3-month term beginning in 2006 and a risk-free rate equal to the risk-free rate on a 3-month treasury note. The assumptions are as follows:

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Assumptions:
Expected life in years	0.25	(1)	0.25	0.50
Risk-free interest rate	4.7%	(1)	4.2%-4.7%	2.6%
Dividend yield	0.0%	(1)	0.0%	0.0%
Volatility	30.0%	(1)	30.0%	30.0%
Grant-date fair value per share	$7.56	(1)	$7.07-$7.56	$9.97

(1)	As noted above, ESPP purchases were made every six months prior to January 1, 2006; accordingly, no ESPP awards were initiated during the three months ended June 30, 2005.

(c)	Revisions to Cash Flow Statement

As discussed in Note 1(f) to the Company’s consolidated financial statements filed on Form 10-K for the year ended December 31, 2005, the Company has revised its statement of cash flows for the six months ended June 30, 2005 to classify distributions from its investees differently. In addition, the Company sold a subsidiary effective March 31, 2006 (Note 2) and accordingly has reclassified the historical results of that subsidiary’s operations as discontinued operations. The effect of the changes in classification is as follows (in thousands):

	Six Months Ended June 30, 2005
	Net cash provided by (used in)
	Operating	Investing	Financing
	Activities	Activities	Activities

Previously reported	$68,340	$(73,672)	$(1,629)
Distributions received from equity method investees	11,737	—	(11,737)
Distributions paid to minority interest holders	(18,447)	—	18,447
Returns of investees’ capital	—	16	(16)
Discontinued operations	(297)	126	244

As revised	$61,333	$(73,530)	$5,309

(2)	Discontinued Operations

On March 31, 2006, USPI sold its equity interest in a surgery center in Lyndhurst, Ohio, for $0.5 million in cash, subject to final working capital adjustments. In addition, the Company has initiated a plan to sell its interests in one surgery center that was acquired as part of the Surgis acquisition (Note 3). The fair value, net of estimated costs to sell, of the interests in this facility is reflected as “assets held for sale” on the Company’s consolidated balance sheet at June 30, 2006.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In accordance with the requirements of SFAS No. 144, the Company has reclassified its historical results of operations to remove the operations of these facilities from the Company’s revenues and expenses on the accompanying income statements, collapsing the net income related to these facility’s operations into a single line, “earnings (loss) from discontinued operations, net of tax,” which also includes the loss on the sale of the Lyndhurst facility recorded in the first quarter 2006. The following table summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$39	$1,161	$1,157	$2,555
Earnings (loss) from discontinued operations before
income taxes	9	(439)	(49)	(523)
Income tax benefit (expense)	(3)	154	17	183

Earnings (loss) from discontinued operations	$6	$(285)	$(32)	$(340)

Earnings (loss) on sale of discontinued operations before income taxes	$—	$—	$(7,395)	$—
Income tax benefit	—	—	969	—

Net loss on sale of discontinued operations	$—	$—	$(6,426)	$—

Earnings (loss) per diluted share:
Earnings (loss) from discontinued operations	$—	$—	$—	$(0.01)
Loss on sale of discontinued operations	—	—	(0.15)	—

Total	$—	$—	$(0.15)	$(0.01)

(3)	Acquisitions and Equity Method Investments

Effective January 1, 2006, the Company acquired controlling interests in five ambulatory surgery centers in the St. Louis, Missouri area for approximately $50.6 million in cash, of which $8.3 million was paid in December 2005.

Effective April 19, 2006, the Company completed the acquisition of 100% of the equity interests in Surgis, Inc., a privately-held, Nashville-based owner and operator of surgery centers. Accordingly, the results of Surgis are included in the Company’s results beginning on April 19, 2006. The Company paid cash totaling $192.6 million, which is net of $5.9 million cash acquired, and additionally assumed approximately $14 million of debt owed by subsidiaries of Surgis. The Company funded the purchase through a combination of $111 million of cash on hand and $87 million of borrowings under the Company’s new revolving credit agreement (Note 4). Surgis operates 24 ambulatory surgery centers and has an additional seven under development, of which three are under construction. Of the 24 operational facilities, USPI has classified one as held for sale (Note 2).

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Following are the unaudited pro forma results for the three and six months ended June 30, 2006 and 2005 as if these acquisitions had occurred on January 1 of each year (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net revenues	$154,571	$151,549	$303,344	$292,161
Income from continuing operations	13,187	13,462	24,906	24,616
Diluted earnings per share from continuing operations	$0.29	$0.30	$0.55	$0.55

The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the six months ended June 30, 2006, these transactions resulted in a net cash outflow of $0.8 million.

In addition, the Company paid $3.6 million in cash in June 2006 to acquire a surgery center in Corpus Christi, Texas, for which the effective date of the acquisition was July 1, 2006. This amount is reflected in other noncurrent assets on the Company’s June 30, 2006 consolidated balance sheet.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Unconsolidated facilities operated at period-end	72	50	72	50
Income statement information:
Revenues	$143,903	$111,686	$270,618	$209,275
Equity in earnings of unconsolidated affiliates	2	—	47	27
Operating expenses:
Salaries, benefits, and other employee costs	36,530	26,433	67,635	51,175
Medical services and supplies	29,106	21,449	54,658	40,081
Other operating expenses	35,760	28,006	67,154	52,930
Depreciation and amortization	7,276	4,757	13,219	9,194

Total operating expenses	108,672	80,645	202,666	153,380

Operating income	35,233	31,041	67,999	55,922
Interest expense, net	(3,459)	(2,566)	(6,208)	(5,094)
Other	349	(24)	681	75

Income before income taxes	$32,123	$28,451	$62,472	$50,903

Balance sheet information:
Current assets	143,316	116,936	143,316	116,936
Noncurrent assets	253,150	177,678	253,150	177,678
Current liabilities	70,151	55,546	70,151	55,546
Noncurrent liabilities	157,560	102,236	157,560	102,236

(4)	Long-Term Debt

On February 21, 2006, the Company entered into a revolving credit facility with a group of commercial lenders providing for borrowings of up to $200 million for acquisitions and general corporate purposes in the United States. Under the terms of the facility, the Company may invest up to $40 million for an individual acquisition (other than Surgis, described below) and up to a total of $20 million in the United Kingdom. Borrowings under the credit facility will bear interest at rates of 1.00% to 2.25% over LIBOR and will mature on February 21, 2011. The maximum availability under the facility is based upon pro forma EBITDA, including EBITDA from acquired entities. Assuming the Company were to use any borrowings to make acquisitions priced using multiples of EBITDA similar to those the Company has historically paid, $117.1 million would be available for borrowing at June 30, 2006. At June 30, 2006, the Company had $80.0 million outstanding under the facility, primarily as a result of having borrowed $87.0 million to partially fund the Surgis acquisition on April 19, 2006 (Note 3). The credit agreement contains various restrictive covenants, including covenants that limit the Company’s ability and the ability of certain subsidiaries to borrow money or guarantee other indebtedness, grant liens on Company assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale-leaseback transactions or sell assets or capital stock.

As discussed more fully in Note 10, the Company announced on July 14, 2006 the commencement of a tender offer for its outstanding senior subordinated notes.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(5)	Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding options, warrants and restricted stock, except where such effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income attributable to common shareholders:
Continuing operations	$13,146	$12,666	$24,785	$23,479
Discontinued operations	6	(285)	(6,458)	(340)

Total	$13,152	$12,381	$18,327	$23,139

Weighted average common shares outstanding	43,646	42,839	43,566	42,691
Effect of dilutive securities:
Stock options	1,361	1,754	1,456	1,749
Warrants and restricted stock	379	254	376	241

Shares used for diluted earnings per share	45,386	44,847	45,398	44,681

Basic earnings per share:
Continuing operations	$0.30	$0.30	$0.57	$0.55
Discontinued operations	—	(0.01)	(0.15)	(0.01)

Total	$0.30	$0.29	$0.42	$0.54

Diluted earnings per share:
Continuing operations	$0.29	$0.28	$0.55	$0.53
Discontinued operations	—	—	(0.15)	(0.01)

Total	$0.29	$0.28	$0.40	$0.52

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(6)	Segment Disclosures

Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. USPI’s business is the operation of surgery centers, private surgical hospitals and related businesses in the United States and the United Kingdom. USPI’s chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgical facilities for assessing performance and allocating resources both domestically and abroad. Accordingly, USPI’s reportable segments consist of (1) U.S. based facilities and (2) United Kingdom based facilities. Except for the prior year total asset figures, which have not been restated, the following amounts exclude discontinued operations (all amounts are in thousands):

	Three Months Ended June 30, 2006
		United
	United States	Kingdom	Total

Net patient service revenue	$109,354	$24,093	$133,447
Other revenue	17,005	—	17,005

Total revenues	$126,359	$24,093	$150,452

Depreciation and amortization	$6,730	$1,944	$8,674
Operating income	37,369	3,603	40,972
Net interest expense	(6,929)	(854)	(7,783)
Income tax expense	(5,989)	(318)	(6,307)
Total assets	979,113	214,168	1,193,281
Capital expenditures	6,120	3,481	9,601

	Three Months Ended June 30, 2005
		United
	United States	Kingdom	Total

Net patient service revenue	$89,675	$23,680	$113,355
Other revenue	9,831	—	9,831

Total revenues	$99,506	$23,680	$123,186

Depreciation and amortization	$5,716	$1,856	$7,572
Operating income	32,676	4,332	37,008
Net interest expense	(5,193)	(756)	(5,949)
Income tax expense	(6,434)	(891)	(7,325)
Total assets	773,532	196,000	969,532
Capital expenditures	3,094	5,280	8,374

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30, 2006
		United
	United States	Kingdom	Total

Net patient service revenue	$205,340	$46,420	$251,760
Other revenue	26,535	—	26,535

Total revenues	$231,875	$46,420	$278,295

Depreciation and amortization	$12,916	$3,751	$16,667
Operating income	69,865	6,982	76,847
Net interest expense	(12,003)	(1,582)	(13,585)
Income tax expense	(12,428)	(975)	(13,403)
Total assets	979,113	214,168	1,193,281
Capital expenditures	8,950	6,580	15,530

	Six Months Ended June 30, 2005
		United
	United States	Kingdom	Total

Net patient service revenue	$171,789	$46,365	$218,154
Other revenue	19,324	—	19,324

Total revenues	$191,113	$46,365	$237,478

Depreciation and amortization	$11,508	$3,673	$15,181
Operating income	60,105	8,325	68,430
Net interest expense	(10,356)	(1,534)	(11,890)
Income tax expense	(11,832)	(1,599)	(13,431)
Total assets	773,532	196,000	969,532
Capital expenditures	6,140	8,075	14,215

(7)	Condensed Consolidating Financial Statements

The following information is presented as required by regulations of the Securities and Exchange Commission in connection with the Company’s publicly traded Senior Subordinated Notes. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services. The $150 million 10% Senior Subordinated Notes due 2011 were issued in a private offering on December 19, 2001 and subsequently registered as publicly traded securities through a Form S-4 effective January 15, 2002 by USPI’s wholly owned finance subsidiary, United Surgical Partners Holdings, Inc. (USPH), which was formed in 2001. The notes are guaranteed by USPI, which does not have independent assets or operations, and USPI’s wholly owned subsidiaries domiciled in the United States. USPI’s investees in the United Kingdom are not guarantors of the obligation. USPI’s investees in the United States in which USPI owns less than 100% are not guarantors of the obligation. The financial positions and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship at the end of the period presented. As discussed more fully in Note 10, the Company announced on July 14, 2006 the commencement of a tender offer for its outstanding senior subordinated notes.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheets:

	As of June 30, 2006
		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$15,800	$11,471	$—	$27,271
Patient receivables, net	220	55,715	—	55,935
Other receivables	918	19,729	(6,841)	13,806
Inventories of supplies	310	9,092	—	9,402
Other	23,101	21,573	—	44,674

Total current assets	40,349	117,580	(6,841)	151,088
Property and equipment, net	28,645	260,591	89	289,325
Investments in affiliates	108,813	13,347	10,762	132,922
Intangible assets, net	514,378	109,681	(16,134)	607,925
Other	99,654	1,359	(86,992)	14,021

Total assets	$791,839	$502,558	$(99,116)	$1,195,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,622	$19,386	$(45)	$22,963
Accrued expenses and other	68,994	30,112	963	100,069
Current portion of long-term debt	481	22,958	(1,781)	21,658

Total current liabilities	73,097	72,456	(863)	144,690
Long-term debt, less current portion	232,096	154,302	(23,385)	363,013
Other long-term liabilities	37,582	10,535	—	48,117
Minority interests	2,522	15,035	54,424	71,981
Stockholders’ equity	446,542	250,230	(129,292)	567,480

Total liabilities and stockholders’ equity	$791,839	$502,558	$(99,116)	$1,195,281

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Income:

	Six Months Ended June 30, 2006
		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Revenues	$46,724	$244,298	$(12,727)	$278,295
Equity in earnings of unconsolidated affiliates	13,677	876	(519)	14,034
Operating expenses, excluding depreciation and amortization	42,404	169,297	(12,886)	198,815
Depreciation and amortization	4,958	11,700	9	16,667

Operating income	13,039	64,177	(369)	76,847
Interest expense, net	(7,445)	(6,140)	—	(13,585)
Other income (expense)	1,707	95	(158)	1,644

Income (loss) before minority interests	7,301	58,132	(527)	64,906
Minority interests in income of consolidated subsidiaries	—	(7,383)	(19,335)	(26,718)

Income (loss) from continuing operations before income taxes	7,301	50,749	(19,862)	38,188
Income tax expense	(12,154)	(1,249)	—	(13,403)

Income (loss) from continuing operations	(4,853)	49,500	(19,862)	24,785
Loss from discontinued operations, net of tax	(6,458)	—	—	(6,458)

Net income (loss)	$(11,311)	$49,500	$(19,862)	$18,327

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30, 2005
		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Revenues	$38,043	$211,220	$(11,785)	$237,478
Equity in earnings of unconsolidated affiliates	11,532	172	(230)	11,474
Operating expenses, excluding depreciation and amortization	31,573	145,708	(11,940)	165,341
Depreciation and amortization	4,893	10,288	—	15,181

Operating income	13,109	55,396	(75)	68,430
Interest expense, net	(6,370)	(5,520)	—	(11,890)
Other income (expense)	566	(157)	(156)	253

Income (loss) before minority interests	7,305	49,719	(231)	56,793
Minority interests in income of consolidated subsidiaries	—	(7,953)	(11,930)	(19,883)

Income (loss) from continuing operations before income taxes	7,305	41,766	(12,161)	36,910
Income tax expense	(11,269)	(2,162)	—	(13,431)

Income (loss) from continuing operations	(3,964)	39,604	(12,161)	23,479
Loss from discontinued operations, net of tax	(340)	—	—	(340)

Net income (loss)	$(4,304)	$39,604	$(12,161)	$23,139

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statements of Cash Flows:

	Six Months Ended June 30, 2006
		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$(11,311)	$49,500	$(19,862)	$18,327
Loss from discontinued operations	6,458	—	—	6,458
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	36,303	(28,769)	21,201	28,735

Net cash provided by operating activities	31,450	20,731	1,339	53,520
Cash flows from investing activities:
Purchases of property and equipment, net	(1,082)	(12,338)	—	(13,420)
Purchases of new businesses and equity interests, net	(235,536)	(118)	—	(235,654)
Other items	(2,752)	—	—	(2,752)

Net cash used in investing activities	(239,370)	(12,456)	—	(251,826)
Cash flows from financing activities:
Long-term borrowings, net	86,686	(4,797)	—	81,889
Proceeds from issuance of common stock	5,985	—	—	5,985
Other items	7,978	620	(1,339)	7,259

Net cash provided by (used in) financing activities	100,649	(4,177)	(1,339)	95,133
Net cash provided by discontinued operations	—	19	—	19
Effect of exchange rate changes on cash	—	(15)	—	(15)
Net increase (decrease) in cash	(107,271)	4,102	—	(103,169)
Cash at the beginning of the period	123,071	7,369	—	130,440

Cash at the end of the period	$15,800	$11,471	$—	27,271

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Six Months Ended June 30, 2005
		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$(4,304)	$39,604	$(12,161)	$23,139
Loss from discontinued operations	340	—	—	340
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	50,742	(25,603)	12,715	37,854

Net cash provided by operating activities	46,778	14,001	554	61,333
Cash flows from investing activities:
Purchases of property and equipment, net	(1,369)	(11,593)	—	(12,962)
Purchases of new businesses and equity interests, net	(58,906)	—	—	(58,906)
Other items	(3,162)	1,500	—	(1,662)

Net cash used in investing activities	(63,437)	(10,093)	—	(73,530)
Cash flows from financing activities:
Long-term borrowings, net	(1,021)	(2,137)	—	(3,158)
Proceeds from issuance of common stock	6,896	—	—	6,896
Other items	2,443	(318)	(554)	1,571

Net cash provided by (used in) financing activities	8,318	(2,455)	(554)	5,309
Net cash used in discontinued operations	(73)	—	—	(73)
Effect of exchange rate changes on cash	—	(78)	—	(78)
Net increase (decrease) in cash	(8,414)	1,375	—	(7,039)
Cash at the beginning of the period	83,905	9,562	—	93,467

Cash at the end of the period	$75,491	$10,937	$—	$86,428

(8)	Commitments and Contingencies

As of June 30, 2006, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $68.6 million. Of the total, $28.0 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $39.6 million of the remaining $40.6 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $1.0 million represents a guarantee of an obligation of a facility the Company has sold; the Company has full recourse to the buyers with respect to this amount. In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.2 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2019, and (e) provide no recourse for the Company to recover any amounts from third parties.

As discussed more fully in Note 15 to the Company’s 2005 financial statements on Form 10-K, the Company sold its Spanish operations in September 2004 and indemnified the buyers with respect to taxes and other contingencies of the entities sold. With respect to the specific tax matter described in the Company’s Form 10-K,

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

there has been no material change in the Company’s assessment of the probability or amount since the Company filed its Form 10-K. The Company’s legal advisors believe that the Company, which has indemnified the current owners for such contingencies, has a strong case for not paying any tax related to the matter but that such a payment, up to an aggregate maximum total of approximately €1 million (equal to $1.3 million at June 30, 2006) for the matter, is nevertheless reasonably possible. Accordingly, the Company has not accrued any liability related to this matter but is disclosing its nature and existence. If future circumstances indicate that such a payment is probable, the Company will accrue such an amount, which would be reflected in discontinued operations.

In addition, from time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings, other than those discussed above, that might have a material adverse impact on the Company.

(9)	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.

(10)	Subsequent Events

Effective July 1, 2006, the Company acquired a surgery center and related real estate in Corpus Christi, Texas. The $3.6 million cash purchase price was paid in June 2006. Also effective July 1, 2006, the Company acquired a noncontrolling interest in a surgery center in Sacramento, California, for approximately $4.1 million in cash. The Sacramento acquisition was made through one of the Company’s joint ventures with Catholic Healthcare West.

On July 14, 2006, the Company announced the commencement of a tender offer for its outstanding senior subordinated notes. The purchase of the notes tendered in the offer will be financed with the proceeds of a new $200 million credit facility that USPI expects to enter into in August. The total cost of the tender offer is expected to be approximately $160 million, assuming all notes are purchased in the offer. The balance of the proceeds from the new credit facility will be used to repay existing borrowings under USPI’s revolving credit facility. The Company expects to record an after-tax loss of approximately $10 million during the third quarter of 2006 as a result of this early retirement of the Company’s senior subordinated notes. On July 28, 2006, the Company announced that holders of $148.8 million, or 99.2%, of the notes outstanding had tendered their notes. The tender offer expires August 10, 2006.

In addition, the Company has entered into letters of intent with various entities regarding possible acquisitions, disposals, joint ventures, and development projects. These projects are in various stages of negotiation.

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

Overview

We operate ambulatory surgery centers and private surgical hospitals in the United States and the United Kingdom. As of June 30, 2006, we operated 128 facilities, consisting of 125 in the United States and three in the United Kingdom. Local physicians hold ownership interests in all 125 of our U.S. facilities, and 69 of these facilities are also partially owned by various not-for-profit healthcare systems. In addition to facilitating the joint ownership of most of our existing facilities, our agreements with these healthcare systems provide a framework for the planning and construction of additional facilities in the future, including four of the seven facilities we are currently constructing as well as additional projects under development.

Our U.S. facilities, consisting of ambulatory surgery centers and private surgical hospitals, specialize in non-emergency surgical cases. Due in part to advancements in medical technology, the volume of surgical cases performed in an outpatient setting has steadily increased over the past two decades. Our facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. All but three of our facilities are located in the U.S., where we have focused increasingly on adding facilities with not-for-profit healthcare system partners (hospital partners).

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

On April 19, 2006, we acquired 100% of the equity interests in Surgis, Inc., which operates 24 ambulatory surgery centers in 11 states, for approximately $192.6 million, net of $5.9 million cash received.

We also engage in purchases and sales of noncontrolling interests in facilities we already operate and invest additional cash in surgical facilities under development. These transactions resulted in a net cash outflow of $0.8 million during the six months ended June 30, 2006.

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenue of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and contract service revenue, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net patient service revenue	89%	92%	90%	92%
Management and contract service revenue	9	8	8	8
Other income	2	—	2	—

Total revenues	100%	100%	100%	100%

Net patient service revenue consists of the revenues earned by facilities we consolidate for financial reporting purposes. The percentage these revenues comprise of our total revenues decreased primarily as a result of our acquiring Surgis during the second quarter of 2006. We now manage and operate, as part of the Surgis acquisition, an endoscopy services business that contributed contract service revenue amounting to 2% of our total revenues for the three months ended June 30, 2006 and 1% of our total revenues for the six months ended June 30, 2006. Also, as a result of the Surgis acquisition, other revenue increased to 2% of total revenues for both the three and six months ended June 30, 2006 due to salary cost pass through provisions of certain Surgis management agreements resulting in recording equivalent amounts of both revenue and expense. We plan to amend these agreements to eliminate this gross-up effect in future quarters.

Our management and administrative services revenues are earned from the following types of activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Management of surgical facilities	$6,394	$5,151	$11,876	$10,141
Contract services provided to physicians, hospitals and related entities	6,683	4,393	10,364	8,728

Total management and administrative service revenues	$13,077	$9,544	$22,240	$18,869

The following table summarizes our revenues by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

United States	84%	81%	83%	81%
United Kingdom	16	19	17	19

Total	100%	100%	100%	100%

The number of facilities we operate increased by 35 from June 30, 2005 to June 30, 2006. All of these additional facilities are in the United States. Accordingly, the proportion of our total revenues that is derived from the United States is higher for the three months and six months ended June 30, 2006 than in the corresponding prior year periods.

Equity in Earnings of Unconsolidated Affiliates

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for a majority of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$143,903	$111,686	$270,618	$209,275
Equity in earnings of unconsolidated affiliates	2	—	47	27
Operating expenses:
Salaries, benefits, and other employee costs	36,530	26,433	67,635	51,175
Medical services and supplies	29,106	21,449	54,658	40,081
Other operating expenses	35,760	28,006	67,154	52,930
Depreciation and amortization	7,276	4,757	13,219	9,194

Total operating expenses	108,672	80,645	202,666	153,380

Operating income	35,233	31,041	67,999	55,922
Interest expense, net	(3,459)	(2,566)	(6,208)	(5,094)
Other	349	(24)	681	75

Income before income taxes	$32,123	$28,451	$62,472	$50,903

Long-term debt	156,616	113,888	156,616	113,388
USPI’s equity in earnings of unconsolidated affiliates	7,148	6,371	14,034	11,474
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	22.3%	22.6%	22.6%	22.9%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	28.8%	26.7%	28.8%	26.7%
Unconsolidated facilities operated at period end	72	50	72	50

(1)	Calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period.

(2)	Calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This percentage is higher in 2006 due primarily to our acquisition, in the second quarter of 2006, of four facilities in which we own a majority economic interest but account for under the equity method due to a lack of effective control over the facilities’ operations.

Results of Operations

The following table summarizes certain statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Total revenues	100%	100%	100%	100%
Equity in earnings of unconsolidated affiliates	4.8	5.2	5.0	4.8
Operating expenses, excluding depreciation and amortization	(71.8)	(69.0)	(71.4)	(69.6)
Depreciation and amortization	(5.8)	(6.1)	(6.0)	(6.4)

Operating income	27.2	30.1	27.6	28.8
Minority interests in income of consolidated entities	(9.2)	(9.0)	(9.6)	(8.4)
Interest and other expense, net	(5.1)	(4.8)	(4.3)	(4.9)

Income from continuing operations before income taxes	12.9	16.3	13.7	15.5
Income tax expense	(4.2)	(5.9)	(4.8)	(5.7)

Income from continuing operations	8.7	10.4	8.9	9.8
Earnings (loss) from discontinued operations	—	(0.2)	(2.3)	(0.1)

Net income	8.7	10.2	6.6	9.7

Executive Summary

We continue to grow our existing facilities, develop new facilities, and add others selectively through acquisition. On a year-to-date basis, the U.S. facilities that were operational in both 2005 and 2006 (same store facilities) have performed 5% more cases in 2006 than in the corresponding prior year period. We are pleased with this growth rate, which exceeds the growth rate we experienced for the full year of 2005. However, this growth rate was only 3% in the second quarter, and unlike the first quarter, we experienced almost no year-over-year increase in the average rate at which we were reimbursed for each surgical case. We believe that the flat revenue per case is due primarily to unfavorable shifts in payor mix and specialty mix at two of our larger facilities during the second quarter of 2006, which we expect to be a temporary situation.

We also continue to grow by constructing and acquiring new facilities. During the quarter, we completed the acquisition of Surgis, Inc., which added 24 operational facilities and seven projects already under development, and completed the acquisition of our fifth facility in the Chicago market. In order to fund the Surgis acquisition, we used $111 million of cash on hand and borrowed $87 million under the revolving credit agreement we initiated during February 2006. The outstanding balance under this agreement as of June 30, 2006 was $80.0 million.

In July 2006, we acquired two additional surgery centers and began a tender offer for our outstanding senior subordinated notes. We expect to complete the tender and related new borrowing agreement during the third quarter of 2006, which we expect will give rise to an after-tax charge of approximately $10 million during the third quarter of 2006 as we retire this debt ahead of its scheduled maturity date.

We experienced a lower-than-usual effective tax rate during the three months ended June 30, 2006, which was driven primarily by our recognition of the deferred income tax benefit arising from a change in Texas state law that was enacted in May 2006. This lower rate will not recur and, in fact, our effective tax rate will experience an overall increase in 2007 as the law begins to affect our cash payments for income taxes in Texas.

Our net income and operating income margin were unfavorably impacted by our adoption, effective January 1, 2006, of new accounting rules requiring the expensing of stock options and other equity-based compensation. Our adoption of these new rules and related changes in our equity-compensation strategy resulted in our recording approximately $0.7 million and $0.5 million more after-tax expense, respectively, during the three months ended

June 30, 2006 than we had in the corresponding prior year period. For the six months ended June 30, 2006 the additional expense is approximately $1.3 million and $1.5 million, respectively, as compared to the corresponding prior year period.

Revenues

Our consolidated revenues have increased compared to the prior year primarily as a result of newly developed or acquired U.S. facilities and additionally by growth in our existing facilities. During the period from June 30, 2005 to June 30, 2006, we increased the number of facilities we consolidate for financial reporting purposes by twelve. We also experienced growth in contract service revenue due to the acquisition of a Surgis entity that provides endoscopy services. In addition, salary cost pass through provisions of certain Surgis management agreements resulted in an increase in other revenue of $3.6 million and an equal increase in salary expense for the three months ended June 30, 2006. We plan to amend these agreements and expect to eliminate both the revenue and expense in future periods.

Given that we account for the majority of our facilities under the equity method, which results in their revenues not being included in ours, we include our facilities’ overall growth rates, without regard to our ownership level in them, in analyzing the overall health of our business, for our net earnings are the same whether or not we consolidate each facility.

For the quarter ended June 30, 2006 our overall domestic same store facility net revenue growth rate of 4% was driven nearly entirely by increases in the number of surgical cases performed at our facilities. Our surgery centers’ net revenue per case remained relatively flat and our U.S. surgical hospitals experienced a 2% decrease in net revenue per case. This decrease was a result of a change in case mix at two of the larger surgical hospitals. Therefore, the lack of increase in net revenue per case was not driven by a change in contracted rates but rather by a combination of payor and case mix, and we do not expect this to recur in future quarters.

Measured in the local currency, our U.K same store facility revenues grew 4% in the second quarter of 2006. The U.K. hospitals have experienced a drop in referrals from the National Health Service. In addition, the timing of the Easter holiday negatively effected year-over-year comparisons with respect to the second quarter of 2006.

The following table summarizes our same store facility revenue growth rates, as compared to the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

United States facilities:
Net revenue	3.5%	6.4%
Surgical cases	3.4%	4.6%
Net revenue per case(1)	0.1%	1.8%
United Kingdom facilities:
Net revenue using actual exchange rates	1.9%	0.2%
Net revenue using constant exchange rates(2)	3.5%	4.8%
All same store facilities:
Net revenue using actual exchange rates	3.4%	5.8%

(1)	Our overall domestic same store growth in net revenue per case was negatively impacted by a change in case mix at two large surgical hospitals during the second quarter of 2006. Net revenue per case of our same store ambulatory surgery centers has remained relatively flat for both the three and six months ended June 30, 2006 as compared to the corresponding prior year period.

(2)	Calculated using 2006 exchange rates for both periods. We believe that using a constant currency translation rate more accurately reflects the trend of the business.

Joint Ventures With Not-For-Profit Hospitals

The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (“de novos”) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. During the second quarter of 2006, our acquisition of Surgis has resulted in a large increase in the number of facilities we operate without a hospital partner. We are in active discussions with our hospital partners in several markets and expect to affiliate many of the Surgis facilities with a hospital partner in the future. The following table summarizes our facilities as of June 30, 2006 and 2005:

	June 30,
	2006	2005

United States facilities(1):
With a hospital partner	69	59
Without a hospital partner	56	31

Total U.S. facilities	125	90
United Kingdom facilities	3	3

Total facilities operated	128	93

Change from June 30, 2005:
De novo (newly constructed)	8
Acquisition	30
Disposals(2)	(3)

Total increase in number of facilities	35

(1)	At June 30, 2005, physicians own a portion of all of these facilities.

(2)	We sold our ownership interests in facilities in Lyndhurst, Ohio and Chicago, Illinois during the first quarter of 2006. We designated a newly acquired Surgis facility as “held for sale” during the second quarter of 2006.

Facility Operating Margins

In the U.S., same store facility operating income margins for the quarter ended June 30, 2006 decreased 290 basis points as compared to the corresponding prior year period, mainly driven by the lack of increase in net revenue per case on a year-over-year basis, as discussed above.

Our U.K. facilities, which represent 3 of our 128 facilities, also experienced lower margins in the first two quarters of 2006 than in the prior year period, primarily as a result of a drop in referrals from the National Health Service. In addition, the second quarter comparison is unfavorably impacted in 2006 due to the Easter holiday falling in the second quarter this year versus the first quarter last year.

The following table summarizes our same store operating margins (see footnote 1 below), comparing the three and six months ended June 30, 2006 to the three and six months ended June 30, 2005:

	Three Months		Six Months
	Ended	Increase	Ended	Increase
	June 30, 2006	(decrease)	June 30, 2006	(decrease)

United States facilities:
With a hospital partner	27.1%	(330) bps	27.4%	(170) bps
Without a hospital partner	31.2%	(220) bps	32.4%	(70) bps
Total U.S. facilities	28.4%	(290) bps	28.9%	(140) bps
United Kingdom facilities	22.5%	(320) bps	22.8%	(280) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues increased by $27.3 million, or 22.1%, to $150.5 million for the three months ended June 30, 2006 from $123.2 million for the three months ended June 30, 2005. This increase consisted primarily of revenues of newly constructed or acquired facilities and additionally growth of our same store facilities. The net addition of 12 consolidated facilities from June 30, 2005 to June 30, 2006 caused an increase of approximately $25.7 million of revenues. Included in this increase is the $3.6 million of other revenue related to the Surgis salary cost pass through provisions mentioned earlier. Revenue from same store facilities drove most of the remaining $1.6 million of revenue growth. The U.S. same store facilities performed approximately 3% more surgical cases, while net revenue per case remained relatively flat during the three months ended June 30, 2006 as compared to the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2006 exchange rates for both periods, were $0.7 million higher during the three months ended June 30, 2006 than in the corresponding prior year period. The U.S. dollar being stronger relative to the British pound in 2006 than in the corresponding prior year period resulted in a $0.3 million decrease in revenues.

Equity in earnings of unconsolidated affiliates increased by $0.7 million, or 12.2% to $7.1 million for the three months ended June 30, 2006 from $6.4 million for the three months ended June 30, 2005. This increase is primarily attributed to the acquisition of 15 facilities that we account for under the equity method from June 30, 2005 to June 30, 2006 along with the deconsolidation of one Dallas/Fort Worth facility.

Operating expenses, excluding depreciation and amortization, increased by $23.0 million, or 27.0%, to $108.0 million for the three months ended June 30, 2006 from $85.0 million for the three months ended June 30, 2005. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased to 71.8% for the three months ended June 30, 2006 from 69.0% for the three months ended June 30, 2005. This increase as a percentage of revenues is mainly attributable to an increase in our equity-based compensation expense. Adopting new accounting rules requiring the expensing of stock options and other equity-based compensation effective January 1, 2006, together with other increases in our equity—based compensation expense, increased our operating expenses as a percentage of total revenues by 110 basis points in 2006. Other variables contributing to the increase are the salary cost pass through provisions of certain Surgis management agreements which resulted in recording $3.6 million of both revenue and expense, and the decreased net revenue per case at two surgical hospitals due to unfavorable payor and specialty mix.

Depreciation and amortization increased $1.1 million, or 14.6%, to $8.7 million for the three months ended June 30, 2006 from $7.6 million for the three months ended June 30, 2005, primarily as a result of additional depreciation on tangible assets added through acquisitions of surgical facilities. Depreciation and amortization, as a percentage of revenues, decreased to 5.8% for the three months ended June 30, 2006 from 6.1% for the three months ended June 30, 2005 due to our increased revenue.

Operating income increased $4.0 million, or 10.7%, to $41.0 million for the three months ended June 30, 2006 from $37.0 million for the three months ended June 30, 2005. Operating income, as a percentage of revenues, decreased to 27.2% for the three months ended June 30, 2006 from 30.0% for the three months ended June 30, 2005, primarily as a result of the negative impact of changes in equity-based compensation expense, the Surgis management agreement gross-ups, and the unfavorable case mix at two large surgical hospitals, all described above, more than offsetting the leveraging of corporate overhead, depreciation, and amortization across more facilities.

Interest expense, net of interest income, increased 30.8% to $7.8 million for the three months ended June 30, 2006 from $5.9 million for the three months ended June 30, 2005 primarily as a result of our borrowing $87.0 million under a revolving credit facility in order to fund a portion of the Surgis acquisition.

Our effective income tax rate decreased to 32.4% for the three months ended June 30, 2006 from 36.6% for the three months ended June 30, 2005. This lower rate is not expected to recur, having arisen primarily from the calculation of the deferred income tax impact of a new state tax law enacted in Texas during May 2006, which under GAAP is required to be fully recorded in the period of enactment. The new law will not impact our tax provision for the remainder of 2006 and is expected to increase our income tax expense by more than $1 million in 2007, the first year this new tax is effective.

Net income from continuing operations was $13.1 million for the three months ended June 30, 2006 compared to $12.7 million for the three months ended June 30, 2005. This $0.4 million improvement primarily results from increased revenues being partially offset by incremental equity-based compensation expense and the unfavorable case mix at two large surgical hospitals, as discussed above.

Effective March 31, 2006 we sold our ownership interest in a surgical facility located in Lyndhurst, Ohio. In addition, we designated a newly acquired Surgis facility as “held for sale” during the second quarter of 2006. As a result, our income statement reflects the historical results of these facilities’ operations in discontinued operations for both 2006 and 2005, where applicable.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues increased by $40.8 million, or 17.2%, to $278.3 million for the six months ended June 30, 2006 from $237.5 million for the six months ended June 30, 2005. This increase consisted primarily of revenues of newly constructed or acquired facilities and additionally through growth of our same store facilities. The net addition of 12 consolidated facilities from June 30, 2005 to June 30, 2006 caused an increase of approximately $34.6 million of revenues. Revenue from same store facilities drove most of the remaining $6.2 million of revenue growth, consisting primarily of U.S. facilities, which performed approximately 5% more surgical cases and received an average of approximately 2% more per case during the six months ended June 30, 2006 than in the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2006 exchange rates for both periods, were $2.0 million higher during the six months ended June 30, 2006 than in the corresponding prior year period. The U.S. dollar being stronger relative to the British pound in 2006 than in the corresponding prior year period resulted in a $2.0 million decrease in revenues.

Equity in earnings of unconsolidated affiliates increased by $2.5 million, or 22.3% to $14.0 million for the six months ended June 30, 2006 from $11.5 million for the six months ended June 30, 2005. This increase is primarily attributed to our increased ownership in nine of our Dallas/Fort Worth facilities and the acquisition of 15 facilities from June 30, 2005 to June 30, 2006 that we account for under the equity method.

Operating expenses, excluding depreciation and amortization, increased by $33.5 million, or 20.2%, to $198.8 million for the six months ended June 30, 2006 from $165.3 million for the six months ended June 30, 2005. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased to 71.4% for the six months ended June 30, 2006 from 69.6% for the six months ended June 30, 2005. This increase as a percentage of revenues is mainly attributable to an increase in our equity-based compensation expense, the salary cost pass through provisions of certain Surgis management agreements, and the decreased net revenue per case at two surgical hospitals due to unfavorable case mix, described above.

Depreciation and amortization increased $1.5 million, or 9.8%, to $16.7 million for the six months ended June 30, 2006 from $15.2 million for the six months ended June 30, 2005, primarily as a result of additional depreciation on tangible assets added through acquisitions and expansions of our facilities. Depreciation and amortization, as a percentage of revenues, decreased to 6.0% for the six months ended June 30, 2006 from 6.4% for the six months ended June 30, 2005 due to our increased revenue.

Operating income increased $8.4 million, or 12.3%, to $76.8 million for the six months ended June 30, 2006 from $68.4 million for the six months ended June 30, 2005. Operating income, as a percentage of revenues, decreased to 27.6% for the six months ended June 30, 2006 from 28.8% for the six months ended June 30, 2005, primarily as a result of the negative impact of changes in equity-based compensation expense, the Surgis management agreement gross-ups, and the unfavorable case mix at two large surgical hospitals, all described above, more than offsetting the leveraging of corporate overhead, depreciation, and amortization across more facilities.

Interest expense, net of interest income, increased 14.3% to $13.6 million for the six months ended June 30, 2006 from $11.9 million for the six months ended June 30, 2005 primarily as a result of borrowings made under the revolving credit facility used to fund a portion of the Surgis acquisition.

Net income from continuing operations was $24.8 million for the six months ended June 30, 2006 compared to $23.5 million for the six months ended June 30, 2005. This $1.3 million improvement primarily results from the increased revenues being partially offset by incremental equity-based compensation expense and the unfavorable case mix at two large surgical hospitals, as discussed above.

Our effective income tax rate decreased to 35.1% for the six months ended June 30, 2006 from 36.4% for the six months ended June 30, 2005, primarily as a result of the nonrecurring benefit related to the change in Texas state tax law discussed above.

Effective March 31, 2006 we sold our ownership interest in a surgical facility located in Lyndhurst, Ohio. In addition, we designated a newly acquired Surgis facility as “held for sale” during the second quarter of 2006. As a result, our income statement reflects the historical results of these facilities’ operations in discontinued operations for both 2006 and 2005, where applicable. In addition, our statement of income for the six months ended June 30, 2006 reflects, in discontinued operations, a $6.4 million after-tax loss related to the sale of our Lyndhurst facility.

Liquidity and Capital Resources

During the six months ended June 30, 2006, the Company generated $53.5 million of cash flows from operating activities as compared to $61.3 million during the six months ended June 30, 2005. Cash flows from operating activities decreased $7.8 million, or
13%, from the prior year period primarily as a result of a reduction of other receivables during the first half of 2005 that did not recur in the first half of 2006. In addition, the Company’s current year operating cash flow is adversely impacted by the adoption of SFAS 123R, which requires that a portion of the tax benefit related to exercises and dispositions of Company equity awards be classified within financing activities rather than operating activities beginning January 1, 2006. This change in the accounting rules decreased our cash flows from operating activities by $2.3 million for the six months ended June 30, 2006.

During the six months ended June 30, 2006, the Company’s net cash used in investing activities was $251.8 million, consisting primarily of $192.6 million, which is net of $5.9 million cash acquired, for the acquisition of Surgis, Inc., $42.3 million for the acquisition of five surgery centers in the St. Louis, Missouri area, and $13.4 million used for purchases of property and equipment. Approximately $5.0 million of the property and equipment purchases related to ongoing development projects, and the remaining $8.4 million represents purchases of equipment at existing facilities. Net cash provided by financing activities for the six months ended June 30, 2006 totaled $95.1 million and resulted primarily from our borrowing $87.0 million to fund the Surgis acquisition. Cash and cash equivalents were $27.3 million at June 30, 2006 as compared to $130.4 million at December 31, 2005, and net working capital was $6.4 million at June 30, 2006 as compared to $90.9 million at December 31, 2005. The decreases in cash and working capital were primarily due to our using $111 million of cash on hand to fund a portion of the Surgis purchase price.

Our credit agreement in the United Kingdom provides for total borrowings of £55.0 million (approximately $101.7 million as of June 30, 2006) under four separate facilities. By June 30, 2006, our historical borrowings under this agreement totaled $100.3 million, and we have repaid $29.6 million, leaving a balance outstanding of $70.7 million at June 30, 2006 and $1.4 million available for borrowing, primarily for capital projects specified in the agreement. Borrowings under the United Kingdom credit facility bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. We pledged the capital stock of our U.K. subsidiaries to secure borrowings under the United Kingdom credit facility. We were in compliance with all covenants under our U.K. credit agreement as of June 30, 2006.

On February 21, 2006, we entered into a revolving credit facility with a group of commercial lenders providing for borrowings of up to $200 million for acquisitions and general corporate purposes in the United States. Under the terms of the facility, we may invest up to $40 million for an individual acquisition (other than Surgis, described below) and up to a total of $20 million in the United Kingdom. Borrowings under the credit facility will bear interest at rates of 1.00% to 2.25% over LIBOR and will mature on February 21, 2011. The maximum availability under the facility is based upon pro forma EBITDA, including EBITDA from acquired entities. Assuming we were to use any borrowings to make acquisitions priced using multiples of EBITDA similar to those we have historically paid, $117.1 million would be available for borrowing at June 30, 2006. At June 30, 2006, we had $80.0 million outstanding under the facility, primarily as a result of having borrowed $87.0 million to partially fund the Surgis acquisition on April 19, 2006. The credit agreement contains various restrictive covenants, including covenants that limit our ability and the ability of certain subsidiaries to borrow money or guarantee other indebtedness, grant liens on Company assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale-leaseback transactions or sell assets or capital stock.

In addition, the indenture governing our Senior Subordinated Notes contains various restrictive covenants, including covenants that limit our ability and the ability of certain of our subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale and leaseback transactions or sell assets or capital stock. We were in compliance with all covenants related to our Senior Subordinated Notes as of June 30, 2006. On July 14, 2006, we announced the commencement of a tender offer for our outstanding senior subordinated notes. The purchase of the notes tendered in the offer will be financed with the proceeds of a new $200 million credit facility that we expect to enter into in July. The total cost of the tender offer is expected to be approximately $160 million, assuming all notes are purchased in the offer. The balance of the proceeds from the new credit facility will be used to repay existing debt under our revolving credit facility. We expect to record an after-tax loss of approximately $10 million during the third quarter of 2006 as a result of this early retirement of our senior subordinated notes. On July 28, 2006, we announced that holders of $148.8 million, or 99.2%, of the notes outstanding had tendered their notes. The tender offer expires August 10, 2006

Our contractual cash obligations as of June 30, 2006 may be summarized as follows:

	Payments Due by Period (In Thousands)
		Within	1 to 3	4 to 5	Beyond
Contractual Cash Obligations	Total	1 year	years	years	5 years

Long term debt obligations (principal plus interest)(1):
Senior Subordinated Notes(2)	$232,500	$15,000	$30,000	$30,000	$157,500
U.K. credit facility	82,264	10,402	26,528	45,334	—
U.S. credit facility	80,000	—	—	80,000	—
Other debt at operating subsidiaries	36,922	10,149	16,931	8,551	1,291
Capitalized lease obligations	105,839	9,856	17,688	12,946	65,349
Operating lease obligations	65,644	12,941	22,478	14,623	15,602

Total contractual cash obligations	$603,169	$58,348	$113,625	$191,454	$239,742

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the June 30, 2006 rates applicable to each debt instrument.

(2)	We announced a tender offer for these obligations on July 14, 2006.

Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $84.8 million at June 30, 2006, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 48.0% at June 30, 2006. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. As of June 30, 2006, the total debt on the balance sheets of our unconsolidated affiliates was approximately $156.6 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 28.8% at June 30, 2006. USPI or one of its wholly owned subsidiaries had collectively guaranteed $25.5 million of the $156.6 million in total debt of our unconsolidated affiliates as of June 30, 2006. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $15.1 million as of June 30, 2006. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

In addition, it is possible that we will have to pay the buyers of our Spanish operations up to approximately €1 million ($1.3 million at June 30, 2006) related to a Spanish tax contingency for which we indemnified the buyers, although we do not presently believe the likelihood of our making any such payment is probable, as discussed more fully in Note 15 to our 2005 year-end financial statements.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. We are currently evaluating what impact, if any, this statement will have on our financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime, LIBOR or Euribor. At June 30, 2006, $149.2 million of our total outstanding notes payable was the Senior Subordinated Notes, which were issued in December 2001 at a 0.8% discount and bear interest at a fixed rate of 10%, $26.4 million was in other fixed rate instruments and the remaining $155.8 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of $1.6 million. The Senior Subordinated Notes, which represent 85% of our total fixed rate debt at June 30, 2006, are considered to have a fair value, based upon recent trading, of $159.6 million, which is approximately $10.4 million higher than the carrying value at June 30, 2006.

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

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, we may be named as a party to legal claims and proceedings in the ordinary course of business. We are not aware of any claims or proceedings against us or our subsidiaries that might have a material adverse impact on us.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 3, 2006, the following proposals were submitted to stockholders with the following results:

1. Election of Class II directors of the Company to hold office until the Annual Meeting of Stockholders of the Company in 2009 and until their respective successors are elected and qualified or until their earlier death, resignation, or removal from office, as follows:

	Number of Shares
	For	Withheld

Joel T. Allison	40,028,064	923,999
Boone Powell, Jr.	38,802,131	2,149,932
Jerry P. Widman	38,810,304	2,141,759

2. Ratification of the selection of KPMG LLP as the independent accountants of the Company for the fiscal year ending December 31, 2006:

Number of Shares

For	40,854,626
Against	95,733
Abstain	1,704

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1		Second Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
4.1		Form of Common Stock Certificate (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
4.2		Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10	.1*	First Supplemental Indenture, dated as of July 14, 2006, among The Bank of New York Trust Company, N.A. (“BNY”) and the new guarantors party thereto.
10	.2*	Second Supplemental Indenture, dated as of July 27, 2006 among United Surgical Partners Holdings, Inc., the guarantors party thereto and BNY.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

Reports on Form 8-K:

The Company filed a report on Form 8-K dated April 13, 2006, pursuant to Item 7.01 of Form 8-K announcing the Company’s expectations with respect to equity compensation expense in 2006.

The Company filed a report on Form 8-K dated April 20, 2006 pursuant to Items 1.01, 2.01, 8.01 and 9.01 of Form 8-K announcing the completion of the Surgis acquisition.

The Company furnished a report on Form 8-K dated April 28, 2006, pursuant to Item 2.02 of Form 8-K, containing a news release announcing the Company’s results of operations for the quarter ended March 31, 2006.

The Company filed a report on Form 8-K dated May 4, 2006 pursuant to Item 1.01 of Form 8-K announcing an amendment to the Company’s employment agreement with Donald E. Steen.

The Company filed an amendment, dated May 8, 2006, to its report on Form 8-K dated April 20, 2006 to include certain financial statements omitted from the initial filing.

The Company filed a report on Form 8-K dated May 12, 2006 pursuant to Item 7.01 of Form 8-K containing a copy of materials presented to investors and others by senior officers of the Company.

The Company filed a report on Form 8-K dated May 12, 2006 pursuant to Item 5.02 of Form 8-K announcing the appointment of Niels P. Vernegaard as the Company’s executive vice president and chief operating officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

By:	/s/ Mark A. Kopser
Mark A. Kopser
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ John J. Wellik
John J. Wellik
Senior Vice President, Accounting and
Administration, and Secretary
(Principal Accounting Officer)
Date: August 3, 2006

EXHIBIT INDEX

3.1		Second Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
4.1		Form of Common Stock Certificate (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).
4.2		Indenture, dated as of December 19, 2001, among United Surgical Partners Holdings, Inc., the guarantor parties thereto and U.S. Trust Company of Texas, N.A. (previously filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10	.1*	First Supplemental Indenture, dated as of July 14, 2006, among The Bank of New York Trust Company, N.A. (“BNY”) and the new guarantors party thereto.
10	.2*	Second Supplemental Indenture, dated as of July 27, 2006 among United Surgical Partners Holdings, Inc., the guarantors party thereto and BNY.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.