Form 10-Q
period 2006-09-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2006-11-01
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

At October 30, 2006 there were 44,615,993 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

Note: Items 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Cash and cash equivalents	$25,286	$130,440
Patient receivables, net of allowance for doubtful accounts of $9,108 and $6,656, respectively	53,310	44,501
Other receivables	14,182	10,253
Inventories of supplies	9,154	7,819
Deferred tax asset, net	15,967	11,654
Prepaids and other current assets	31,511	8,443

Total current assets	149,410	213,110
Property and equipment, net	290,711	259,016
Investments in affiliates	149,772	100,500
Intangible assets, net	619,699	422,556
Other assets	8,659	33,659

Total assets	$1,218,251	$1,028,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$22,609	$19,095
Accrued salaries and benefits	26,805	19,572
Due to affiliates	69,874	34,997
Accrued interest	1,792	1,506
Current portion of long-term debt	25,267	15,922
Other accrued expenses	27,078	31,072

Total current liabilities	173,425	122,164
Long-term debt, less current portion	346,227	270,564
Other long-term liabilities	10,650	4,474
Deferred tax liability, net	42,096	36,591

Total liabilities	572,398	433,793
Minority interests	69,140	63,998
Stockholders’ equity:
Common stock, $0.01 par value; 200,000 shares authorized; 44,601 and 44,320 shares issued at September 30, 2006 and December 31, 2005, respectively...	446	443
Additional paid-in capital	377,631	375,656
Treasury stock, at cost, 23 and 37 shares at September 30, 2006 and December 31, 2005, respectively	(636)	(831)
Deferred compensation	—	(14,128)
Accumulated other comprehensive income, net of tax	12,083	3,896
Retained earnings	187,189	166,014

Total stockholders’ equity	576,713	531,050

Total liabilities and stockholders’ equity	$1,218,251	$1,028,841

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)

Revenues:
Net patient service revenue	$128,170	$107,260	$379,931	$325,414
Management and contract service revenue	14,551	8,519	36,790	27,388
Other revenue	2,066	251	6,362	706

Total revenues	144,787	116,030	423,083	353,508
Equity in earnings of unconsolidated affiliates	7,858	5,747	21,892	17,221
Operating expenses:
Salaries, benefits, and other employee costs	42,642	29,283	117,782	89,617
Medical services and supplies	25,765	21,345	76,376	62,680
Other operating expenses	23,441	20,753	72,194	63,680
General and administrative expenses	9,772	7,486	29,520	23,248
Provision for doubtful accounts	2,457	2,592	7,021	7,575
Depreciation and amortization	9,224	7,404	25,891	22,586

Total operating expenses	113,301	88,863	328,784	269,386

Operating income	39,344	32,914	116,191	101,343
Interest income	749	1,090	3,308	2,881
Interest expense	(8,454)	(6,587)	(24,599)	(20,268)
Loss on early retirement of debt	(14,856)	—	(14,856)	—
Other	65	283	1,710	537

Total other expense, net	(22,496)	(5,214)	(34,437)	(16,850)
Income before minority interests	16,848	27,700	81,754	84,493
Minority interests in income of consolidated subsidiaries	(12,503)	(9,563)	(39,221)	(29,446)

Income from continuing operations before income taxes	4,345	18,137	42,533	55,047
Income tax expense	(2,122)	(6,480)	(15,526)	(19,911)

Income from continuing operations	2,223	11,657	27,007	35,136
Earnings (loss) from discontinued operations, net of tax	626	226	(5,831)	(114)

Net income	$2,849	$11,883	$21,176	$35,022

Net income per share attributable to common stockholders Basic:
Continuing operations	$0.05	$0.27	$0.62	$0.82
Discontinued operations	0.02	—	(0.13)	—

Total	$0.07	$0.27	$0.49	$0.82

Diluted:
Continuing operations	$0.05	$0.26	$0.59	$0.78
Discontinued operations	0.01	—	(0.12)	—

Total	$0.06	$0.26	$0.47	$0.78

Weighted average number of common shares
Basic	43,822	43,221	43,652	42,870
Diluted	45,362	45,235	45,394	44,879

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited — in thousands)

Net income	$2,849	$11,883	$21,176	$35,022
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	1,235	(1,198)	8,187	(7,328)

Comprehensive income	$4,084	$10,685	$29,363	$27,694

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited — in thousands)

Cash flows from operating activities:
Net income	$21,176	$35,022
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early retirement of debt	14,856	—
Loss on discontinued operations	5,831	114
Provision for doubtful accounts	7,021	7,575
Depreciation and amortization	25,891	22,586
Amortization of debt issue costs and discount	729	573
Deferred income tax expense	3,599	1,717
Equity in earnings of unconsolidated affiliates, net of distributions received	109	(1,123)
Minority interests in income of consolidated subsidiaries, net of distributions paid	(1,925)	2,221
Equity-based compensation	8,980	3,300
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(6,322)	(8,075)
Other receivables	(1,318)	9,781
Inventories of supplies, prepaids and other current assets	(3,083)	1,519
Accounts payable and other current liabilities	2,110	11,142
Long-term liabilities	3,674	5,817

Net cash provided by operating activities	81,328	92,169

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(266,549)	(59,986)
Purchases of property and equipment	(22,372)	(21,302)
Returns of capital from unconsolidated affiliates	730	133
Increase (decrease) in deposits and notes receivable	329	(3,498)

Net cash used in investing activities	(287,862)	(84,653)

Cash flows from financing activities:
Proceeds from long-term debt	298,604	10,332
Payments on long-term debt	(238,971)	(12,482)
Proceeds from issuances of common stock and related income tax benefit	8,167	9,593
Increase in cash held on behalf of unconsolidated affiliates	34,610	14,075
Returns of capital to minority interest holders	(1,008)	(1,195)

Net cash provided by financing activities	101,402	20,323

Cash flows of discontinued operations:
Operating cash flows	157	542
Investing cash flows	5	(278)
Financing cash flows	(173)	(368)

Net cash used in discontinued operations	(11)	(104)

Effect of exchange rate changes on cash	(11)	(79)

Net (decrease) increase in cash and cash equivalents	(105,154)	27,656
Cash and cash equivalents at beginning of period	130,440	93,467

Cash and cash equivalents at end of period	$25,286	$121,123

Supplemental information:
Interest paid	$23,875	$16,788
Income taxes paid	15,076	13,450
Non-cash transactions:
Assets acquired under capital lease obligations	$3,677	$2,138
Issuance of common stock to employees	30,220	10,609

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(1)  Basis of Presentation

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private hospitals and related businesses in the United States and Europe. At September 30, 2006, the Company, headquartered in Dallas, Texas, operated 137 short-stay surgical facilities. Of these 137 facilities, the Company consolidates the results of 60, accounts for 76 under the equity method, and holds no ownership in the remaining facility, which is operated by USPI under a management contract. The Company operates in two countries, with 134 of its 137 facilities located in the United States of America; the remaining three facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At September 30, 2006, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 75 of the Company’s 134 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

Global Healthcare Partners Limited (Global), a USPI subsidiary incorporated in England, manages and wholly owns three private surgical hospitals in the greater London area.

The Company is subject to changes in government legislation that could impact Medicare, Medicaid, and foreign government reimbursement levels and is also subject to increased levels of managed care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.

The Company maintains its books and records on the accrual basis of accounting, and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s December 31, 2005 Form 10-K. It is management’s opinion that the accompanying consolidated financial statements reflect all adjustments (which are normal recurring adjustments) necessary for a fair presentation of the results for the interim period and the comparable period presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

(b)	Equity-Based Compensation

Effective January 1, 2006, the Company adopted, using the modified prospective method, Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123R). Under SFAS 123R, the fair value of equity-based compensation, such as stock options and other stock-based awards to employees and directors, is measured at the date of grant and recognized as expense over the employee’s requisite service period. For periods prior to January 1, 2006, the Company accounted for such awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R supersedes APB 25.

The Company provides equity-based compensation to its employees and directors through a combination of stock options, share awards, and the Employee Stock Purchase Plan (ESPP). While share awards were included in expense prior to 2006, the Company’s stock options and ESPP share issuances were generally not expensed under APB 25 but are included in expense beginning January 1, 2006. Had the Company determined compensation cost based on the fair value at the date of grant for its equity awards in the prior year period, the Company’s net income

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and earnings per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income:
As reported	$11,883	$35,022
Add: Total stock-based employee compensation expense included in reported net income, net of taxes	696	2,145
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,252)	(4,443)

Pro forma	$11,327	$32,724

Basic earnings per share
As reported	$0.27	$0.82
Pro forma	0.26	0.76
Diluted earnings per share
As reported	$0.26	$0.78
Pro forma	0.25	0.73

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

At any given time, the number of shares of common stock issued under the Plan plus the number of shares of common stock issuable upon the exercise of all outstanding awards under the Plan may not exceed the lesser of 450,000,000 shares or 12.5% of the total number of shares of common stock then outstanding, assuming the exercise of all outstanding warrants and options under the Plan. At September 30, 2006, there were approximately 0.5 million shares available for grant under the Plan. Shares issued under the Plan may either be newly issued or may represent reissuances of treasury shares. The fair value of each award is estimated at the date of grant using the Black-Scholes formula and amortized into expense over the estimated service period, net of the estimated effect of forfeited awards. Prior to January 1, 2006, the effect of forfeited share awards was recorded as a reduction of expense at the time of each forfeiture. The cumulative effect of changing the method of recording forfeitures as of January 1, 2006 was not material to the consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Total equity-based compensation included in the Consolidated Statements of Income, classified by income statement line item, is as follows (in thousands):

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Equity in earnings of unconsolidated affiliates	$17	$—	$49	$—
Salaries, benefits and other employee costs	823	—	2,307	—
General and administrative expenses	2,164	1,071	6,691	3,300
Minority interests in income of consolidated subsidiaries	(21)	—	(67)	—

Expense before income tax benefit	2,983	1,071	8,980	3,300
Income tax benefit	(927)	(375)	(2,726)	(1,155)

Total equity-based compensation expense, net of tax	$2,056	$696	$6,254	$2,145

Total unrecognized compensation related to nonvested awards of stock options and shares (including share units) was $27.2 million as of September 30, 2006 and is expected to be recognized over a weighted average period of 4.27 years. During the three and nine months ended September 30, 2006, the Company received cash proceeds of $1.8 million and $5.4 million, respectively, from the exercise of stock options and issuances of shares under the ESPP. Exercises of stock options and subsequent stock sales not qualifying for capital gains treatment resulted in a tax benefit of $2.8 million for the nine months ended September 30, 2006.

Total equity-based compensation, included in the Consolidated Statements of Income, classified by type of award, is as follows (in thousands):

			Nine Months
	Three Months		Ended
	Ended September 30,		September 30,
	2006	2005	2006	2005

Share awards(1)	$2,446	$1,071	$6,917	$3,300
Stock options(2)	465	—	1,833	—
ESPP(2)	72	—	230	—

Expense before income tax benefit	2,983	1,071	8,980	3,300
Income tax benefit	(927)	(375)	(2,726)	(1,155)

Total equity-based compensation expense, net of tax	$2,056	$696	$6,254	$2,145

(1)	Included in the Company’s Consolidated Statements of Income for both periods.

(2)	Included in the Company’s Consolidated Statement of Income beginning January 1, 2006, reflecting the Company’s adoption of SFAS 123R. ESPP amounts are net of reimbursements by other owners of the Company’s investees.

Stock Options

Generally, the Company grants stock options with an exercise price equal to the stock price on the date of grant, vesting 25% per year over four years, and having a five-year contractual life. Most awards granted prior to 2003 have a ten-year contractual life. The fair values of stock options were estimated at the date of grant using the Black-Scholes formula. The expected lives of options are determined using the “simplified method” described in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the weighted average vesting period for all option tranches. The risk-free interest rates are equal to rates of U.S. Treasury notes with maturities approximating the expected life of the option. Other assumptions are derived from the Company’s historical experience. The assumptions are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Assumptions:
Expected life in years	3.75	(1)	3.75	3.00
Risk-free interest rates	4.9%-5.1%	(1)	4.3%-5.1%	3.4%-3.9%
Dividend yield	0.0%	(1)	0.0%	0.0%
Volatility	30.0%	(1)	30.0%	30.0%
Weighted average grant-date fair value	$7.39	(1)	$9.83	$7.36

(1)	No stock options were granted during the three months ended September 30, 2005.

Stock option activity during the first nine months of 2006 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Stock Options	Shares (000)	Price	Life (Years)	Value ($000)

Outstanding at December 31, 2005	3,470	$14.09
Granted	8	35.40
Exercised	(121)	10.90
Forfeited or expired	(10)	18.10

Outstanding at March 31, 2006	3,347	$14.24	4.5	$69,718

Granted	220	33.44
Exercised	(127)	14.02
Forfeited or expired	(2)	29.70

Outstanding at June 30, 2006	3,438	$15.45	4.3	$51,441

Granted	22	24.49
Exercised	(90)	14.61
Forfeited or expired	(4)	32.19

Outstanding at September 30, 2006	3,366	$15.44	4.1	$35,250

Exercisable at September 30, 2006	2,762	$12.91	4.2	$33,627

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $1.3 million and $5.6 million, respectively. The total intrinsic value during the nine months ended September 30, 2006 and 2005 was $6.7 million and $18.2 million, respectively.

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

		Weighted
		Average
	Number of	Grant-Date
Nonvested Shares	Shares (000)	Fair Value

Nonvested at December 31, 2005	853	$23.44
Granted	630	33.89
Converted/vested(1)	(6)	24.37
Forfeited	—	—

Nonvested at March 31, 2006	1,477	$27.90

Granted	270	32.62
Converted/vested(1)	(89)	30.52
Forfeited	—	—

Nonvested at June 30, 2006	1,658	$28.52

Granted	2	24.49
Converted/vested(1)	(14)	19.98
Forfeited	(69)	27.35

Nonvested at September 30, 2006	1,577	$28.64

(1)	The Company has granted share awards both in the form of nonvested shares and restricted stock units, which convert to unrestricted shares upon vesting.

Of the approximate 1,577,000 nonvested shares outstanding at September 30, 2006, the vesting of approximately 722,000 shares is subject to Company performance conditions. The remaining 855,000 shares vest based on service conditions; a portion of these shares is subject to accelerated vesting based on Company performance.

During February 2006, the Company modified the terms of 22,500 nonvested shares to provide for earlier vesting, which resulted in an additional after-tax expense of $0.2 million in the first quarter and will result in the recognition of $0.3 million in additional after-tax expense in future periods, as compared to the expense that would have been recorded without the modifications.

The total fair value of shares whose restrictions were released and units that vested and were converted to unrestricted shares during the three months ended September 30, 2006 and 2005 was $0.3 million and $0.5 million, respectively. For the nine months ended September 30, 2006 and 2005, the total fair value was $3.4 million and $0.7 million, respectively.

Employee Stock Purchase Plan

The Company adopted the Employee Stock Purchase Plan on February 13, 2001. Any eligible employee may elect to participate in the plan by authorizing the Company’s options and compensation committee to make payroll deductions to pay the exercise price of an option at the time and in the manner prescribed by the Company’s options and compensation committee. This payroll deduction may be a specific amount or a designated percentage to be determined by the employee, but the specific amount may not be less than an amount established by the Company and the designated percentage may not exceed an amount of eligible compensation established by the Company from which the deduction is made.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Currently, participating employees purchase shares at the end of each calendar quarter at a price equal to 85% of the lower of the Company’s opening share price on (a) the first day of the quarter or (b) the last day of the quarter. The Company has reserved 750,000 shares of common stock for the ESPP, of which 222,817 had not yet been issued as of September 30, 2006. During the three and nine months ended September 30, 2006, 21,668 and 63,291 shares, respectively, were issued under the ESPP, with an intrinsic value of $0.1 million and $0.3 million, respectively. No shares were issued under the ESPP during the three months ended September 30, 2005, because prior to January 1, 2006, ESPP purchases were made at the end of each June and December rather than every three months. Accordingly, all of the 44,853 shares issued under the ESPP during the nine months ended September 30, 2005 were issued during the first six months of the year. These awards had an intrinsic value of $0.2 million.

The fair value of ESPP awards was estimated at the date of grant using the Black-Scholes formula using the same assumptions as used for the Company’s stock option valuations, except that the ESPP has a 3-month term beginning in 2006 and a risk-free rate equal to the risk-free rate on a 3-month U.S. Treasury note. The assumptions are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Assumptions:
Expected life in years	0.25	(1)	0.25	0.50
Risk-free interest rate	5.1%	(1)	4.2%-5.1%	2.6%
Dividend yield	0.0%	(1)	0.0%	0.0%
Volatility	30.0%	(1)	30.0%	30.0%
Grant-date fair value per share	$6.36	(1)	$6.36-$7.56	$8.42-$9.97

(1)	As noted above, ESPP purchases were made every six months prior to January 1, 2006; accordingly, no ESPP awards were initiated during the three months ended September 30, 2005.

(c)	Revisions to Cash Flow Statement

As discussed in Note 1(f) to the Company’s consolidated financial statements filed on Form 10-K for the year ended December 31, 2005, the Company has revised its statement of cash flows for the nine months ended September 30, 2005 to classify distributions from its investees differently. In addition, the Company sold a subsidiary effective March 31, 2006 (Note 2) and accordingly has reclassified the historical results of that subsidiary’s operations as discontinued operations. The effect of the changes in classification is as follows (in thousands):

	Nine Months Ended September 30, 2005
	Net Cash Provided by (Used in)
	Operating	Investing	Financing
	Activities	Activities	Activities

Previously reported	$103,399	$(85,064)	$9,400
Distributions received from equity method investees	16,099	—	(16,099)
Distributions paid to minority interest holders	(26,787)	—	26,787
Returns of investees’ capital	—	133	(133)
Discontinued operations	(542)	278	368

As revised	$92,169	$(84,653)	$20,323

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(2)  Discontinued Operations and Other Dispositions

On March 31, 2006, the Company sold its equity interest in a surgery center in Lyndhurst, Ohio, for $0.5 million in cash. In accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified its historical results of operations to remove the operations of this facility from the Company’s revenues and expenses on the accompanying income statements, collapsing the net income related to this facility’s operations into a single line, “earnings (loss) from discontinued operations, net of tax”, which also includes the loss on the sale. The following table summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands, except per share amounts):

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$(39)	$1,382	$1,117	$3,937
Earnings (loss) from discontinued operations before
income taxes	$(89)	$29	$(137)	$(494)
Income tax benefit (expense)	31	(10)	48	173

Earnings (loss) from discontinued operations	$(58)	$19	$(89)	$(321)

Earnings (loss) on sale of discontinued operations
before income taxes	$—	$—	$(7,395)	$—
Income tax benefit	684	207	1,653	207

Net gain/(loss) on sale of discontinued operations	$684	$207	$(5,742)	$207

Earnings (loss) per diluted share:
Earnings (loss) from discontinued operations	$—	$—	$—	$—
Gain/loss on sale of discontinued operations	0.01	—	(0.12)	—

Total	$0.01	$—	$(0.12)	$—

During the third quarter of 2006, the Company sold a controlling interest in a facility it operates in Fort Worth, Texas, to a not-for-profit healthcare system (Note 7). While the Company’s continuing involvement as an equity method investor and manager of the Fort Worth facility precludes classification of this transaction as discontinued operations, the taxable gain (deferred for financial reporting purposes) on this transaction allowed the Company to recognize, during the third quarter of 2006, an additional $0.7 million of tax benefit related to the loss on the Lyndhurst sale, which is reflected in “gain (loss) on sale of discontinued operations.” The realization of the remaining $0.8 million tax benefit arising from the Lyndhurst sale will be recognized within discontinued operations in future periods if the Company believes it is more likely than not of being realized, such determination being primarily driven by the occurrence or expectation of additional sales of equity interests generating a taxable gain.

In addition, during the quarter ended September 30, 2006, the Company sold its interest in one of the facilities acquired as part of the Surgis transaction for $1.3 million. A similar sale was completed with respect to another Surgis facility subsequent to the end of the quarter, resulting in cash proceeds of $2.0 million in October 2006 (Note 10). As the Company accounted for the two facilities under the equity method, the disposal of these facilities does not qualify for classification as discontinued operations. These entities generated less than $0.01 per share of net income since the Company acquired them in April 2006, which is reflected within continuing operations. The sales were transacted at amounts approximating the carrying value of the assets, which had been recorded at fair

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

value as part of the Company’s acquisition of Surgis in April 2006. Accordingly, no gain or loss was recorded on the sales.

(3)  Acquisitions and Equity Method Investments

Effective January 1, 2006, the Company acquired controlling interests in five ambulatory surgery centers in the St. Louis, Missouri area for approximately $50.6 million in cash, of which $8.3 million was paid in December 2005.

Effective April 19, 2006, the Company completed the acquisition of 100% of the equity interests in Surgis, Inc., a privately-held, Nashville-based owner and operator of surgery centers. Accordingly, the results of Surgis are included in the Company’s results beginning on April 19, 2006. The Company paid cash totaling $192.6 million, which is net of $5.9 million cash acquired, and additionally assumed approximately $14.0 million of debt owed by subsidiaries of Surgis. The Company, with the aid of external appraisers, is in the process of completing the allocation of the purchase price to acquired assets and assumed liabilities. The Company funded the purchase through a combination of $111.0 million of cash on hand and $87.0 million of borrowings under the Company’s new revolving credit agreement (Note 4). Surgis operated 24 ambulatory surgery centers and had seven additional facilities under development, of which three were under construction. Of the 24 operational facilities, the Company sold its interest in one facility during August 2006 and has sold its interest in another facility subsequent to the end of the third quarter (Notes 2 and 10). One of the three facilities under construction opened during the third quarter of 2006.

Effective July 1, 2006, the Company paid $3.6 million in cash in June 2006 to acquire a surgery center and related real estate in Corpus Christi, Texas.

On August 1, 2006, the Company acquired controlling interests in three additional ambulatory surgery centers in the St. Louis, Missouri area for approximately $16.6 million in cash.

On September 1, 2006, the Company acquired a controlling interest in an ambulatory surgery center in Rockwall, Texas for approximately $10.6 million.

Following are the unaudited pro forma results for the three and nine months ended September 30, 2006 and 2005 as if these acquisitions had occurred on January 1 of each year (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net revenues	$146,946	$149,950	$460,460	$448,207
Income from continuing operations	2,484	13,680	27,918	38,335
Diluted earnings per share from continuing operations	$0.05	$0.30	$0.62	$0.85

The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of non-controlling equity interests in surgical facilities, the investment of additional cash in surgical facilities under development and payments of additional purchase prices for previously acquired facilities based on the resolution of certain contingencies in the original purchase agreements. During the nine months ended September 30, 2006, these transactions resulted in a net cash outflow of $0.8 million, which can be summarized as follows:

•	Investment of $4.1 million in a joint venture with one of the Company’s not-for-profit hospital partners, which the joint venture used to acquire ownership in a surgery center in the Sacramento, California area,

•	Receipt of $4.8 million from another of the Company’s not-for-profit hospital partners, as the Company sold a controlling interest in a surgical facility in Fort Worth, Texas (Notes 2 and 7),

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

•	Payment of $1.3 million of additional purchase price related to the purchase of additional ownership in 2005 in a facility in Eatontown, New Jersey, which amount had been withheld at closing pending the resolution of certain contingencies,

•	Receipt of $1.3 million for the sale of a facility in Phoenix, Arizona, which the Company had acquired in April as part of the Surgis acquisition (Note 2),

•	Receipt of $0.5 million for the sale of the Lyndhurst facility (Note 2),

•	Net payment of $2.0 million related to other purchases and sales of equity interests and contributions of cash to equity method investees.

The Company controls a significant number of its investees and therefore consolidates their results. Additionally, the Company invests in a significant number of facilities in which the Company has significant influence but does not have control; therefore, the Company uses the equity method to account for these investments. The majority of these investees are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis was as follows (income statement amounts are in thousands and reflect 100% of the investees’ results on an aggregated basis):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Unconsolidated facilities operated at period-end	76	52	76	52
Income statement information:
Revenues	$161,386	$111,101	$432,004	$320,377
Equity in earnings of unconsolidated affiliates	177	—	223	27
Operating expenses:
Salaries, benefits, and other employee costs	40,679	28,278	108,314	79,452
Medical services and supplies	33,690	21,618	88,348	61,700
Other operating expenses	40,970	28,679	108,124	81,610
Depreciation and amortization	7,980	5,306	21,199	14,500

Total operating expenses	123,319	83,881	325,985	237,262

Operating income	38,244	27,220	106,242	83,142
Interest expense, net	(3,780)	(2,759)	(9,988)	(7,853)
Other	(669)	279	12	354

Income before income taxes	$33,795	$24,740	$96,266	$75,643

Balance sheet information:
Current assets	$156,612	$115,889	$156,612	$115,889
Noncurrent assets	$264,079	$193,453	$264,079	$193,453
Current liabilities	$82,131	$58,642	$82,131	$58,642
Noncurrent liabilities	$165,098	$111,140	$165,098	$111,140

(4)  Long-Term Debt

On February 21, 2006, the Company entered into a revolving credit facility with a group of commercial lenders providing for borrowings of up to $200.0 million for acquisitions and general corporate purposes in the United States. Under the terms of the facility, the Company may invest up to $40.0 million for an individual acquisition

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(other than Surgis) and up to a total of $20.0 million in the United Kingdom. Borrowings under the credit facility bear interest at rates of 1.00% to 2.25% over LIBOR and mature on February 21, 2011. The facility is secured by a pledge of the stock held in the Company’s wholly-owned domestic subsidiaries. The Company pays a quarterly commitment fee (currently 0.38% per annum) on the average daily unused commitment. The maximum availability under the facility is based upon pro forma EBITDA for the Company’s domestic operations for the previous four quarters, including EBITDA from acquired entities. At September 30, 2006, $25.0 million was outstanding due to the Company borrowing a portion of the cost of the Surgis acquisition (Note 3), and $102.9 million was available for borrowing based on actual reported consolidated financial results. Assuming the Company were to use any borrowings to make acquisitions priced using multiples of EBITDA similar to those the Company has historically paid, $172.1 million would be available for borrowing at September 30, 2006. The revolving credit facility also provides that up to $20.0 million of the commitment can, at the Company’s option, be accessed in the form of letters of credit. The outstanding letters of credit incur an annual fee of currently 1.875%. At September 30, 2006, the Company had outstanding letters of credit totaling $2.9 million. Any outstanding letters of credit decrease the amount available for borrowing under the revolving credit facility.

In August 2006, the Company completed a tender offer for all of its outstanding Senior Subordinated Notes due 2011 (the Notes). The purchase of the Notes was financed with the proceeds of a new $200.0 million term loan facility (the Term B) entered into in August 2006. The Company recorded an after-tax loss of $9.7 million during the third quarter of 2006 as a result of this early retirement of the Notes.

The Company entered into the Term B agreement with a group of commercial lenders on August 7, 2006 to finance the repurchase of the Notes, repay a portion of the outstanding loans under existing credit agreements and pay fees related thereto. The agreement provides for a term borrowing of $200.0 million, bears interest at LIBOR plus a margin of 1.75%, and matures in June 2013. The agreement is secured by a pledge of the stock of in the Company’s wholly owned domestic subsidiaries. At September 30, 2006, the Company had $199.5 million outstanding under the Term B agreement, at an interest rate of approximately 7.15%.

Both the revolving credit facility and the Term B agreement contain various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of certain subsidiaries to borrow money or guarantee other indebtedness, grant liens on Company assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale-lease back transactions or sell assets or capital stock. The Company was in compliance with all covenants under both agreements at September 30, 2006.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5)  Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding options, warrants and restricted stock, except where such effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income attributable to common shareholders:
Continuing operations	$2,223	$11,657	$27,007	$35,136
Discontinued operations	626	226	(5,831)	(114)

Total	$2,849	$11,883	$21,176	$35,022

Weighted average common shares outstanding	43,822	43,221	43,652	42,870
Effect of dilutive securities:
Stock options	1,160	1,699	1,367	1,747
Warrants and restricted stock	380	315	375	262

Shares used for diluted earnings per share	45,362	45,235	45,394	44,879

Basic earnings per share:
Continuing operations	$0.05	$0.27	$0.62	$0.82
Discontinued operations	0.02	—	(0.13)	—

Total	$0.07	$0.27	$0.49	$0.82

Diluted earnings per share:
Continuing operations	$0.05	$0.26	$0.59	$0.78
Discontinued operations	0.01	—	(0.12)	—

Total	$0.06	$0.26	$0.47	$0.78

(6)  Segment Disclosures

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. The Company’s business is the operation of surgery centers, private surgical hospitals and related businesses in the United States and the United Kingdom. The Company’s chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgical facilities for assessing performance and allocating resources both domestically and abroad. Accordingly, the Company’s reportable segments consist of (1) U.S. based

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

facilities and (2) United Kingdom based facilities. Except for the prior year total asset figures, which have not been restated, the following amounts exclude discontinued operations (all amounts are in thousands):

	Three Months Ended
	September 30, 2006
		United
	United States	Kingdom	Total

Net patient service revenue	$103,578	$24,592	$128,170
Other revenue	16,617	—	16,617

Total revenues	$120,195	$24,592	$144,787

Depreciation and amortization	$7,084	$2,140	$9,224
Operating income	36,004	3,340	39,344
Net interest expense	(6,838)	(867)	(7,705)
Income tax expense	(1,659)	(463)	(2,122)
Total assets	1,001,598	216,653	1,218,251
Capital expenditures	8,144	2,376	10,520

	Three Months Ended
	September 30, 2005
		United
	United States	Kingdom	Total

Net patient service revenue	$85,435	$21,825	$107,260
Other revenue	8,770	—	8,770

Total revenues	$94,205	$21,825	$116,030

Depreciation and amortization	$5,635	$1,769	$7,404
Operating income	29,972	2,942	32,914
Net interest expense	(4,905)	(592)	(5,497)
Income tax expense	(5,927)	(553)	(6,480)
Total assets	813,446	194,993	1,008,439
Capital expenditures	4,075	5,150	9,225

	Nine Months Ended
	September 30, 2006
		United
	United States	Kingdom	Total

Net patient service revenue	$308,918	$71,013	$379,931
Other revenue	43,152	—	43,152

Total revenues	$352,070	$71,013	$423,083

Depreciation and amortization	$20,000	$5,891	$25,891
Operating income	105,869	10,322	116,191
Net interest expense	(18,843)	(2,448)	(21,291)
Income tax expense	(14,088)	(1,438)	(15,526)
Total assets	1,001,598	216,653	1,218,251
Capital expenditures	17,094	8,955	26,049

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Nine Months Ended
	September 30, 2005
		United
	United States	Kingdom	Total

Net patient service revenue	$257,224	$68,190	$325,414
Other revenue	28,094	—	28,094

Total revenues	$285,318	$68,190	$353,508

Depreciation and amortization	$17,144	$5,442	$22,586
Operating income	90,077	11,266	101,343
Net interest expense	(15,261)	(2,126)	(17,387)
Income tax expense	(17,759)	(2,152)	(19,911)
Total assets	813,446	194,993	1,008,439
Capital expenditures	10,215	13,225	23,440

(7)  Related Party Transactions

As discussed in Note 3, the Company regularly engages in purchases and sales of ownership interests in its facilities. The Company operates 24 surgical facilities in partnership with the Baylor Health Care System (Baylor) and local physicians in the Dallas/Fort Worth area. Some of these facilities are subsidiaries of the Company; some are subsidiaries of Baylor. Baylor’s Chief Executive Officer, Joel T. Allison, is a member of the Company’s board of directors. During July 2006, Baylor acquired an additional 10.82% interest in a facility it already co-owned with the Company and local physicians, which transferred control of the facility from the Company to Baylor. As a result, the Company now accounts for its investment in this facility under the equity method. The interest was acquired from the Company in exchange for $4.8 million in cash. As the Company and Baylor have significantly grown the operations and profitability of this facility since acquiring it in 2001, a $2.0 million pretax gain was generated on the sale. This gain will be deferred until a contingency in the purchase agreement is resolved, which is currently expected to occur by December 31, 2007. The deferred gain is recorded in other long-term liabilities at September 30, 2006. The Company believes that the sales price was negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

(8)  Commitments and Contingencies

As of September 30, 2006, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $64.3 million. Of the total, $27.2 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $36.1 million of the remaining $37.1 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $1.0 million represents a guarantee of an obligation of a facility the Company has sold; the Company has full recourse to the buyers with respect to this amount. In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.2 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

dates through 2019, and (e) provide no recourse for the Company to recover any amounts from third parties. The Company also has $2.9 million of letters of credit outstanding as discussed in Note 4.

As discussed more fully in Note 15 to the Company’s 2005 financial statements on Form 10-K, the Company sold its Spanish operations in September 2004 and indemnified the buyers with respect to taxes and other contingencies of the entities sold. With respect to the specific tax matter described in the Company’s Form 10-K, there has been no material change in the Company’s assessment of the probability or amount since the Company filed its Form 10-K. The Company’s legal advisors believe that the Company, which has indemnified the current owners for such contingencies, has a strong case for not paying any tax related to the matter but that such a payment, up to an aggregate maximum total of approximately €1 million (equal to $1.3 million at September 30, 2006) for the matter, is nevertheless reasonably possible. Accordingly, the Company has not accrued any liability related to this matter but is disclosing its nature and existence. If future circumstances indicate that such a payment is probable, the Company will accrue such an amount, which would be reflected in discontinued operations.

In addition, from time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings, other than those discussed above, that might have a material adverse impact on the Company.

(9)  New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating what impact, if any, FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating what impact, if any, SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

Also in September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (SFAS 158). SFAS 158 requires recognition of the funded status of a benefit plan in the consolidated balance sheet. SFAS 158 also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of adopting SFAS 158 on its consolidated financial position, results of operations, cash flows and disclosures.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) which provides interpretive guidance on addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. The SAB requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 becomes effective in fiscal

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

2007. Adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

(10)  Subsequent Events

The Company has entered into letters of intent with various entities regarding possible acquisitions, disposals, joint ventures, and development projects. These projects are in various stages of negotiation.

Effective October 1, 2006, the Company sold its interests in a facility it had acquired through the Surgis acquisition in April 2006, for cash of $2.0 million. The sales amount approximated the Company’s carrying value for the interests; accordingly, no gain or loss was recorded.

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

Overview

We operate ambulatory surgery centers and private surgical hospitals in the United States and the United Kingdom. As of September 30, 2006, we operated 137 facilities, consisting of 134 in the United States and three in the United Kingdom. Local physicians hold ownership interests in all 134 of our U.S. facilities, and 75 of these facilities are also partially owned by various not-for-profit healthcare systems. In addition to facilitating the joint ownership of most of our existing facilities, our agreements with these healthcare systems provide a framework for the planning and construction of additional facilities in the future, including ten of the twelve facilities we are currently constructing as well as additional projects under development.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions that impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, intangible assets, revenue recognition, and income taxes.

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

Acquisitions, Equity Investments and Development Projects

Effective January 1, 2006, we acquired five ambulatory surgery centers in the St. Louis, Missouri area for approximately $50.6 million in cash, of which $8.3 million was paid in December 2005. On August 1, 2006, we acquired controlling interests in three additional ambulatory surgery centers in St. Louis for approximately $16.6 million in cash.

On April 19, 2006, we acquired 100% of the equity interests in Surgis, Inc., which operates 24 ambulatory surgery centers in 11 states, for approximately $192.6 million, net of $5.9 million cash received.

On July 1, 2006, we acquired one ambulatory surgery center in the Corpus Christi, Texas area for approximately $3.6 million in cash.

On September 1, 2006, we acquired a controlling interest in one ambulatory surgery center in Rockwall, Texas for approximately $10.6 million.

We also engage in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of non-controlling equity interests in surgical facilities, the investment of additional cash in surgical facilities under development and payments of additional purchase prices for previously acquired facilities based on the resolution of certain contingencies in the original purchase agreements. During the nine months ended September 30, 2006, these transactions resulted in a net cash outflow of $0.8 million, which can be summarized as follows:

•	Investment of $4.1 million in a joint venture with one of our not-for-profit hospital partners, which the joint venture used to acquire ownership in a surgery center in the Sacramento, California area,

•	Receipt of $4.8 million from another of our not-for-profit hospital partners, as we sold a controlling interest in a surgical facility in Fort Worth, Texas,

•	Payment of $1.3 million of additional purchase price related to the purchase of additional ownership in 2005 in a facility in Eatontown, New Jersey, which amount had been withheld at closing pending the resolution of certain contingencies,

•	Receipt of $1.3 million for the sale of a facility in Phoenix, Arizona, which we had acquired in April as part of the Surgis acquisition ,

•	Receipt of $0.5 million for the sale of the Lyndhurst facility,

•	Net payment of $2.0 million related to other purchases and sales of equity interests and contributions of cash to equity method investees.

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenue of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and contract service revenue, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net patient service revenue	89%	93%	90%	92%
Management and contract service revenue	10	7	9	8
Other	1	—	1	—

Total revenues	100%	100%	100%	100%

Net patient service revenue consists of the revenues earned by facilities we consolidate for financial reporting purposes. The percentage these revenues comprise of our total revenues decreased primarily as a result of our acquiring Surgis during the second quarter of 2006. We now manage and operate, as part of the Surgis acquisition, an endoscopy services business that contributed contract service revenue amounting to 3% of our total revenues for the three months ended September 30, 2006 and 2% of our total revenues for the nine months ended September 30, 2006. Also, as a result of the Surgis acquisition, other revenue increased to 1% of total revenues for both the three and nine months ended September 30, 2006 due to salary cost pass through provisions of certain Surgis management agreements resulting in recording equivalent amounts of both revenue and expense. We plan to amend each of these agreements to eliminate this gross-up effect in future quarters. Some of these amendments were completed during the third quarter; we plan to complete additional amendments in future quarters.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Management of surgical facilities	$7,090	$4,932	$18,965	$15,072
Contract services provided to physicians, hospitals and related entities	7,461	3,587	17,825	12,316

Total management and contract service revenues	$14,551	$8,519	$36,790	$27,388

The following table summarizes our revenues by operating segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

United States	83%	81%	83%	81%
United Kingdom	17	19	17	19

Total	100%	100%	100%	100%

The number of facilities we operate increased by 43 from September 30, 2005 to September 30, 2006. All of these additional facilities are in the United States. Accordingly, the proportion of our total revenues that is derived from the United States is higher for the three months and nine months ended September 30, 2006 than in the corresponding prior year periods.

Equity in Earnings of Unconsolidated Affiliates

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for a majority of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$161,386	$111,101	$432,004	$320,377
Equity in earnings of unconsolidated affiliates	177	—	223	27
Operating expenses:
Salaries, benefits, and other employee costs	40,679	28,278	108,314	79,452
Medical services and supplies	33,690	21,618	88,348	61,700
Other operating expenses	40,970	28,679	108,124	81,610
Depreciation and amortization	7,980	5,306	21,199	14,500

Total operating expenses	123,319	83,881	325,985	237,262

Operating income	38,244	27,220	106,242	83,142
Interest expense, net	(3,780)	(2,759)	(9,988)	(7,853)
Other	(669)	279	12	354

Income before income taxes	$33,795	$24,740	$96,266	$75,643

Long-term debt	$167,128	$112,401	$167,128	$112,401
USPI’s equity in earnings of unconsolidated affiliates	$7,858	$5,747	$21,892	$17,221
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	23.2%	23.2%	22.7%	22.8%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	28.6%	27.2%	28.6%	27.2%
Unconsolidated facilities operated at period end	76	52	76	52

(1)	Calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total pre-tax income of unconsolidated affiliates for each respective period.

(2)	Calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This percentage is higher in 2006 due primarily to our acquisition, in the second quarter of 2006, of four facilities in which we own a majority economic interest but account for under the equity method due to a lack of effective control over the facilities’ operations.

Results of Operations

The following table summarizes certain statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Total revenues	100%	100%	100%	100%
Equity in earnings of unconsolidated affiliates	5.4	4.9	5.2	4.8
Operating expenses, excluding depreciation and amortization	(71.9)	(70.2)	(71.6)	(69.7)
Depreciation and amortization	(6.3)	(6.3)	(6.1)	(6.4)

Operating income	27.2	28.4	27.5	28.7
Minority interests in income of consolidated entities	(8.6)	(8.2)	(9.3)	(8.3)
Interest and other expense, net	(15.6)	(4.6)	(8.1)	(4.8)

Income from continuing operations before income taxes	3.0	15.6	10.1	15.6
Income tax expense	(1.5)	(5.6)	(3.7)	(5.7)

Income from continuing operations	1.5	10.0	6.4	9.9
Earnings (loss) from discontinued operations	0.5	0.2	(1.4)	0.0

Net income	2.0%	10.2%	5.0%	9.9%

Executive Summary

We continue to grow our existing facilities, develop new facilities, and add others selectively through acquisition. While we remain focused on continuing to grow revenues at our existing facilities, we have increased our number of facilities by 38% during the nine months ended September 30, 2006. During 2006, we have also added a new revolving credit facility and refinanced our senior subordinated notes. The comparability of our results with prior years has been impacted by our adoption, effective January 1, 2006, of new accounting rules requiring the expensing of stock options and other forms of equity compensation, and by our early retirement of the senior subordinated notes.

On an overall basis, we continue to experience increases in the volume of services provided at our facilities and in the average rate at which our facilities are reimbursed for those services, resulting in revenue growth at the facilities we owned during both applicable periods in 2005 and 2006 (same store facilities). This growth rate has varied from quarter to quarter in 2006, and in the third quarter was above the year-to-date average in both our U.S. and U.K. facilities. The U.K. operations had a particularly strong quarter compared to the first half of the year, growing earnings by 13% compared to the third quarter of 2005 as recent capital projects and operational improvements began to have a favorable impact. The U.S. same store revenue growth of 8% returned to an amount within our expected range in the third quarter, up significantly from the year-over-year growth rates experienced in the second quarter. Facility operating margins continued to suffer at several of our larger facilities, however, which adversely impacted our average facility operating margin.

We also continue to grow by constructing and acquiring new facilities and have positioned ourselves for future growth by initiating a new credit agreement and refinancing our subordinated notes. Our development pipeline remains strong, with 19 facilities currently under development, of which 12 are already under construction. In addition, we continue to explore strategic acquisition opportunities and to partner more of our facilities with a not-for-profit health system. Most recently, we opened four new surgical facilities during the third quarter of 2006 and acquired interests in six existing facilities, bringing the number of facilities we have added in 2006 to 42. We completed our largest acquisition in April, adding 24 facilities by acquiring Surgis, Inc. In anticipation of the Surgis transaction, we initiated a new revolving credit agreement, under which we had $172.1 million available for borrowing at September 30, 2006. In August 2006, we completed a tender offer for our $150.0 million of outstanding Senior Subordinated Notes, refinancing them under a term loan that matures in 2011 under which we pay lower interest and have no prepayment penalties.

As noted above, our net income and operating income margin were impacted adversely by the adoption of new equity compensation rules and by related changes in our equity compensation strategy, which decreased our net income by $0.5 million and $0.9 million, respectively, during the three months ended September 30, 2006. On a year-to-date basis, these changes have decreased our net income by $1.8 million and $2.3 million, respectively. The loss on the early retirement of our senior subordinated notes unfavorably impacted our third quarter earnings, amounting to $9.7 million on an after-tax basis.

Revenues

Our consolidated revenues have increased compared to the prior year primarily as a result of newly developed or acquired U.S. facilities and additionally by growth in our existing facilities. During the period from September 30, 2005 to September 30, 2006, we increased the number of facilities we consolidate for financial reporting purposes by 18. We also experienced growth in contract service revenue due to the acquisition of a Surgis entity that provides endoscopy services. In addition, salary cost pass through provisions of certain Surgis management agreements resulted in an increase in other revenue of $1.7 million and an equal increase in salary expense for the three months ended September 30, 2006. We have amended many of these agreements to eliminate both the revenue and expense in future periods and plan to amend the remaining agreements in future quarters.

Given that we account for the majority of our facilities under the equity method, which results in their revenues not being included in ours, we include our facilities’ overall revenue growth rates, without regard to our ownership level in them, in analyzing the overall health of our business, for our net earnings are the same whether or not we consolidate each facility.

For the quarter ended September 30, 2006, our U.S. same store facility revenue growth rate recovered as case and payor mix improved at two of our larger surgical hospitals whose lower-than-expected revenues had brought down our second quarter averages. As a group, our nine same store surgical hospitals’ net revenue per case grew by 5% during the third quarter after falling by 2% during the second quarter. On a year-to-date basis, domestic same store revenues are still growing at a slower rate than they did in 2005.

Measured in local currency, our U.K. facility revenues grew 7% during the quarter ended September 30, 2006, improving upon the first half of the year as an expansion of one facility began to experience more extensive use, which more than offset declines in referrals from the National Health Service, which has impacted our U.K. business throughout 2006.

The following table summarizes our same store facility revenue growth rates, as compared to the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

United States facilities:
Net revenue	7.8%	6.9%
Surgical cases(1)	4.9%	4.8%
Net revenue per case(2)	2.7%	2.0%
United Kingdom facilities:
Net revenue using actual exchange rates	12.8%	4.3%
Net revenue using constant exchange rates(3)	7.3%	5.6%
All same store facilities:
Net revenue using actual exchange rates	8.2%	6.6%

(1)	There was one fewer surgical day during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Taking this into account would increase the growth rate in surgical cases from 4.9% to 6.6%.

(2)	Our overall domestic same store growth in net revenue per case was favorably impacted by the growth at our nine same store surgical hospitals, which on average perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. Net revenue per case of our same store ambulatory surgery centers increased 1% for the three months ended September 30, 2006, as compared to the corresponding prior year period. On a year-to-date basis, the net revenue per case of our same store ambulatory surgery centers remained flat as compared to the corresponding prior year period.

(3)	Calculated using 2006 exchange rates for both periods. We believe that using a constant currency translation rate more accurately reflects the trend of the business.

Joint Ventures With Not-For-Profit Hospitals

The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (“de novos”) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. During the second quarter of 2006, our acquisition of Surgis resulted in a large increase in the number of facilities we operate without a hospital partner. We are in active discussions with our hospital partners in several markets and expect to affiliate many of the Surgis facilities with a hospital partner in the future. The following table summarizes our facilities as of September 30, 2006 and 2005:

	September 30,
	2006	2005

United States facilities (1):
With a hospital partner	75	62
Without a hospital partner	59	29

Total U.S. facilities	134	91
United Kingdom facilities	3	3

Total facilities operated	137	94

Change from September 30, 2005:
De novo (newly constructed)	11
Acquisition	36
Disposals(2)	(4)

Total increase in number of facilities	43

(1)	At September 30, 2006, physicians own a portion of all of these facilities.

(2)	We sold our ownership interests in facilities in Lyndhurst, Ohio and Chicago, Illinois during the first quarter of 2006. Additionally, we sold our interest in a Phoenix, Arizona facility in the third quarter of 2006. Subsequent to the third quarter of 2006, we completed a planned sale of an additional facility acquired with Surgis.

Facility Operating Margins

In the U.S., same store facility operating income margins for the quarter ended September 30, 2006 decreased 90 basis points as compared to the corresponding prior year period as, despite improvements in our case volumes and net revenue per case, our facilities’ revenues did not grow at an adequate pace, compared to expenses, to improve operating margins. The 90 basis point margin decrease for the third quarter, however, compares favorably with the 290 basis point year-over-year decrease we experienced during the quarter ended June 30, 2006. The improvement is primarily attributable to an improvement in many of the case mix and payor mix factors we experienced during the second quarter at some of our larger facilities. These factors have continued to adversely affect our growth in revenue per surgical case, but to a much smaller degree in the third quarter as compared to the second. This effect is most significant with respect to four of our surgical hospitals, all four of which are partnered with a hospital partner. Excluding these facilities from the analysis, facilities partnered with not-for-profit hospitals actually improved operating margins versus the third quarter of 2005, a significant difference from the group of facilities operated without a hospital partner.

Our U.K. facilities also experienced lower operating margins than in the prior year period, primarily as a result of the drop in National Health Service referrals, but the drop of 40 basis points represented a significant improvement over the 280 basis point decrease experience for the first six months of 2006. This improvement was driven by the increased revenues generated by an expansion of one facility and operational improvements beginning to pay off at another.

The following table summarizes our same store operating margins (see footnote 1 below), comparing the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2005:

	Three Months Ended	Increase		Nine Months Ended	Increase
	September 30, 2006	(Decrease)		September 30, 2006	(Decrease)

United States facilities:
With a hospital partner	25.3%	(30	) bps	26.8%	(130	) bps
Without a hospital partner	29.9%	(180	) bps	31.9%	(110	) bps
Total U.S. facilities	26.8%	(90	) bps	28.3%	(130	) bps
United Kingdom facilities	21.1%	(40	) bps	22.2%	(200	) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues increased by $28.8 million, or 24.8%, to $144.8 million for the three months ended September 30, 2006 from $116.0 million for the three months ended September 30, 2005. This increase consisted primarily of revenues of newly constructed or acquired facilities and growth of our same store facilities, offset by the deconsolidation of one of our Fort Worth facilities. Revenue growth contributed by facilities acquired or opened from September 30, 2005 to September 30, 2006, including the acquisition of Surgis, caused an increase of approximately $29.6 million in revenues. Included in this increase is the $1.7 million of other revenue related to the Surgis salary cost pass through provisions mentioned earlier. The deconsolidation of the Fort Worth facility caused a net $9.2 million decrease in revenue. The increase in revenues from same store facilities provided most of the remaining $9.5 million of revenue growth. The U.S. same store facilities performed approximately 5% more surgical cases, while net revenue per case grew 3% the three months ended September 30, 2006 as compared to the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2006 exchange rates for both periods, were $1.6 million higher during the three months ended September 30, 2006 than in the corresponding prior year period. The U.S. dollar being weaker relative to the British pound in 2006 than in the corresponding prior year period resulted in a $1.2 million increase in revenues.

Equity in earnings of unconsolidated affiliates increased by $2.1 million, or 36.7% to $7.9 million for the three months ended September 30, 2006 from $5.7 million for the three months ended September 30, 2005. This increase is primarily attributed to the acquisition or construction of facilities and the deconsolidation of the Fort Worth facility. The number of facilities we account for under the equity method increased by 24, or 46%, from September 30, 2005 to September 30, 2006.

Operating expenses, excluding depreciation and amortization, increased by $22.6 million, or 27.8%, to $104.1 million for the three months ended September 30, 2006 from $81.5 million for the three months ended September 30, 2005. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased to 71.9% for the three months ended September 30, 2006 from 70.2% for the three months ended September 30, 2005. This increase as a percentage of revenues is mainly attributable to an increase in our equity-based compensation expense. Adopting new accounting rules requiring the expensing of stock options and other equity-based compensation effective January 1, 2006, together with other increases in our equity-based compensation expense, increased our operating expenses as a percentage of total revenues by 130 basis points in 2006. Other variables contributing to the increase are the salary cost pass through provisions of certain Surgis management agreements which resulted in our recording $1.7 million of both revenue and expense, and unfavorable case and payor mixes at some of our larger facilities.

Depreciation and amortization increased $1.8 million, or 24.6%, to $9.2 million for the three months ended September 30, 2006 from $7.4 million for the three months ended September 30, 2005, primarily as a result of additional depreciation on tangible assets added through acquisitions of surgical facilities. Depreciation and amortization, as a percentage of revenues, remained consistent at 6.3% for both the three months ended September 30, 2006 and the three months ended September 30, 2005.

Operating income increased $6.4 million, or 19.5%, to $39.3 million for the three months ended September 30, 2006 from $32.9 million for the three months ended September 30, 2005. Operating income, as a percentage of revenues, decreased to 27.2% for the three months ended September 30, 2006 from 28.4% for the three months ended September 30, 2005, primarily as a result of the negative impact of changes in equity-based compensation expense, the Surgis management agreement gross-ups, and unfavorable case and payor mix at some facilities, all described above, more than offsetting the leveraging of corporate overhead, depreciation, and amortization across more facilities.

Interest expense, net of interest income, increased 40.2% to $7.7 million for the three months ended September 30, 2006 from $5.5 million for the three months ended September 30, 2005 primarily as a result of borrowings made under the revolving credit facility in order to fund a portion of the Surgis acquisition.

We recorded a loss on early retirement of debt of $14.9 million ($9.7 million after tax) for the three months ended September 30, 2006, as a result of completing a tender offer of our outstanding Senior Subordinated Notes (the Notes) in August 2006. The repayment of the Notes was financed with the proceeds of a new $200.0 million term loan facility (the Term B facility). The loss represents the excess of payments made to retire the Notes over their carrying value, including writing off the unamortized portion of costs incurred in originally issuing the Notes.

Our effective income tax rate increased to 48.8% for the three months ended September 30, 2006 from 35.7% for the three months ended September 30, 2005, primarily as a result of there being minimal state tax benefit generated by the loss on early retirement of debt. Although the loss generated a deduction for federal taxes, it generated only a minimal deduction for state tax purposes. Since the loss lowered taxable income, but only minimally lowered our state tax liability, our overall effective tax rate was abnormally high.

Income from continuing operations was $2.2 million for the three months ended September 30, 2006 compared to $11.7 million for the three months ended September 30, 2005. Excluding the loss from early termination of debt of $9.7 million, net of tax, income from continuing operations increased $0.2 million compared to prior year. This $0.2 million improvement results from the profit flow through from increased revenues being largely offset by incremental equity-based compensation expense.

Effective March 31, 2006, we sold our ownership interests in a surgical facility located in Lyndhurst, Ohio. As a result, our income statement reflects the historical results of this facility’s operations in discontinued operations for both 2006 and 2005, where applicable. Our earnings from discontinued operations for the three months ended September 30, 2006, include an additional $0.7 million tax benefit related to the loss on the sale of this facility, which became realizable based on another transaction we completed in the third quarter of 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues increased by $69.6 million, or 19.7%, to $423.1 million for the nine months ended September 30, 2006 from $353.5 million for the nine months ended September 30, 2005. This increase consisted primarily of revenues of newly constructed or acquired facilities and growth of our same store facilities. Revenue growth contributed by facilities acquired or opened from September 30, 2005 to September 30, 2006, including the acquisition of Surgis, caused an increase of approximately $65.4 million of revenues. Included in this increase is the $5.3 million of other revenue related to the Surgis salary cost pass through provisions mentioned earlier. The deconsolidation of the Fort Worth facility caused a net $9.2 million decrease in revenue. Revenue from same store facilities drove most of the remaining $14.5 million of revenue growth. The U.S. same store facilities performed approximately 5% more surgical cases, while net revenue per case grew 2% the nine months ended September 30, 2006 as compared to the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2006 exchange rates for both periods, were $3.6 million higher during the nine months ended September 30, 2006 than in the corresponding prior year period. The U.S. dollar being, on average, stronger relative to the British pound in 2006 than in the corresponding prior year period resulted in a $0.8 million decrease in revenues.

Equity in earnings of unconsolidated affiliates increased by $4.7 million, or 27.1% to $21.9 million for the nine months ended September 30, 2006 from $17.2 million for the nine months ended September 30, 2005. This increase is primarily attributed to the acquisition or construction of facilities and the deconsolidation of the Fort Worth facility, as described above.

Operating expenses, excluding depreciation and amortization, increased by $56.1 million, or 22.7%, to $302.9 million for the nine months ended September 30, 2006 from $246.8 million for the nine months ended September 30, 2005. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased to 71.6% for the nine months ended September 30, 2006 from 69.7% for the nine months ended September 30, 2005. This increase as a percentage of revenues is mainly attributable to an increase in our equity-based compensation expense and the salary cost pass through provisions of certain Surgis management agreements, described above.

Depreciation and amortization increased $3.3 million, or 14.6%, to $25.9 million for the nine months ended September 30, 2006 from $22.6 million for the nine months ended September 30, 2005, primarily as a result of additional depreciation on tangible assets added through acquisitions and expansions of our facilities. Depreciation and amortization, as a percentage of revenues, decreased to 6.1% for the nine months ended September 30, 2006 from 6.4% for the nine months ended September 30, 2005 due to our increased revenue.

Operating income increased $14.9 million, or 14.7%, to $116.2 million for the nine months ended September 30, 2006 from $101.3 million for the nine months ended September 30, 2005. Operating income, as a percentage of revenues, decreased to 27.5% for the nine months ended September 30, 2006 from 28.7% for the nine months ended September 30, 2005, primarily as a result of the negative impact of changes in equity-based compensation expense and, the Surgis management agreement gross-ups, described above, more than offsetting the leveraging of corporate overhead, depreciation, and amortization across more facilities.

Interest expense, net of interest income, increased 22.5% to $21.3 million for the nine months ended September 30, 2006 from $17.4 million for the nine months ended September 30, 2005 primarily as a result of borrowings made under the revolving credit facility used to fund a portion of the Surgis acquisition.

We recorded a loss on the early retirement of debt of our outstanding Senior Subordinated Notes due 2011 in August 2006, as described above.

Income from continuing operations was $27.0 million for the nine months ended September 30, 2006 compared to $35.1 million for the nine months ended September 30, 2005. Excluding the loss from early termination of debt of $9.7 million, net of tax, income from continuing operations increased $1.6 million as compared to prior year. This $1.6 million increase primarily results from the increased revenues being partially offset by incremental equity-based compensation expense, as discussed above.

Our effective income tax rate increased to 36.5% for the nine months ended September 30, 2006 from 36.2% for the nine months ended September 30, 2005. The limited state tax benefit associated with the loss on early retirement of debt, discussed above, had a less significant impact on a year-to-date basis given the larger pretax income generated for the nine month period as compared to the quarter ended September 30, 2006.

Effective March 31, 2006, we sold our ownership interests in a surgical facility located in Lyndhurst, Ohio. As a result, our consolidated income statement reflects the historical results of this facility’s operations in discontinued operations for both 2006 and 2005, where applicable. In addition, our consolidated income statement for the nine months ended September 30, 2006 reflects, in discontinued operations, a $5.7 million after-tax loss related to the sale of this facility.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, the Company generated $81.3 million of cash flows from operating activities as compared to $92.2 million during the nine months ended September 30, 2005. This decrease of $10.9 million, or 11.8%, primarily resulted from an $11.8 million reduction of other receivables during the first half of 2005 that did not recur in the first half of 2006. In addition, the Company’s current year operating cash flow is adversely impacted by the adoption of SFAS 123R, which requires that a portion of the tax benefit related to exercises and dispositions of Company equity awards be classified within financing activities rather than operating activities beginning January 1, 2006. This change in the accounting rules decreased our cash flows from operating activities by $2.8 million for the nine months ended September 30, 2006. The Company also experienced a timing difference with respect to the payment of interest (due to the refinancing of the bonds) and timing differences in distributions made by the Company’s investees, both of which adversely impacted operating cash flows.

During the nine months ended September 30, 2006, the Company’s net cash used in investing activities was $287.9 million, consisting primarily of $192.6 million, which is net of $5.9 million cash acquired, for the acquisition of Surgis, Inc., $58.9 million for the acquisition of eight surgery centers in the St. Louis, Missouri area, and $22.4 million used for purchases of property and equipment. Approximately $9.6 million of the property and equipment purchases related to ongoing development projects, and the remaining $12.8 million represents purchases of equipment at existing facilities. Net cash provided by financing activities for the nine months ended September 30, 2006 totaled $101.4 million and resulted primarily from our borrowing $87.0 million to fund the Surgis acquisition. Cash and cash equivalents were $25.3 million at September 30, 2006 as compared to $130.4 million at December 31, 2005, resulting in negative working capital of $24.0 million at September 30, 2006 as compared to positive working capital of $90.9 million at December 31, 2005. The decreases in cash and working capital were primarily due to our using $111.0 million of cash on hand to fund a portion of the Surgis purchase price. The overall negative working capital position at September 30, 2006 is primarily the result of $69.9 million due to affiliates associated with our cash management system being employed for our unconsolidated facilities. As discussed below, we have sufficient availability under our revolving credit agreement, together with our operating cash flows, to service our obligations.

Our credit agreement in the United Kingdom provides for total borrowings of £55.0 million (approximately $102.9 million as of September 30, 2006) under four separate facilities. By September 30, 2006, our historical borrowings under this agreement totaled $101.1 million, and we have repaid $31.8 million, leaving a balance outstanding of $69.2 million at September 30, 2006 and $1.9 million available for borrowing, primarily for capital projects specified in the agreement. Borrowings under the United Kingdom credit facility bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. We pledged the capital stock of our U.K. subsidiaries to secure borrowings under the United Kingdom credit facility. We were in compliance with all covenants under our U.K. credit agreement as of September 30, 2006.

On February 21, 2006, we entered into a revolving credit facility with a group of commercial lenders providing for borrowings of up to $200.0 million for acquisitions and general corporate purposes in the United States. Under the terms of the facility, we may invest up to $40.0 million for an individual acquisition (other than Surgis) and up to a total of $20.0 million in the United Kingdom. Borrowings under the credit facility bear interest at rates of 1.00% to 2.25% over LIBOR and mature on February 21, 2011. The facility is secured by a pledge of the stock held in our wholly-owned domestic subsidiaries. We pay a quarterly commitment fee (currently 0.38% per annum) on the average daily unused commitment. The maximum availability under the facility is based upon pro forma EBITDA for our domestic operations for the previous four quarters, including EBITDA from acquired entities. At September 30, 2006, $25.0 million was outstanding due to our borrowing a portion of the cost of the Surgis acquisition, and $102.9 million was available for borrowing based on actual reported consolidated financial results. Assuming we were to use any borrowings to make acquisitions priced using multiples of EBITDA similar to those we have historically paid, $172.1 million would be available for borrowing at September 30, 2006. The revolving credit facility also provides that up to $20.0 million of the commitment can, at our option, be accessed in the form of letters of credit. The outstanding letters of credit incur an annual fee of currently 1.875%. At September 30, 2006, we had outstanding letters of credit totaling $2.9 million. Any outstanding letters of credit decrease the amount available for borrowing under the revolving credit facility.

We entered into a term loan facility (Term B) with a group of commercial lenders on August 7, 2006 to finance the repurchase of our Senior Subordinated Notes, repay a portion of the outstanding loans under existing credit agreements and pay fees related thereto. The agreement provides for a term borrowing of $200.0 million, bears interest at LIBOR plus a margin of 1.75%, and matures in June 2013. The agreement is secured by a pledge of the stock held in our wholly-owned domestic subsidiaries. At September 30, 2006, we had $199.5 million outstanding under the agreement, at an interest rate of approximately 7.15%.

Both the revolving credit facility and the Term B facility contain various restrictive covenants, including financial covenants that limit our ability and the ability of certain subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale-lease back transactions or sell assets or capital stock. We were in compliance with all covenants under both agreements at September 30, 2006.

The repayment of our Senior Subordinated Notes was completed in August 2006. The total cost of the tender offer was approximately $162.8 million. We recorded an after-tax loss of $9.7 million during the third quarter of 2006 as a result of this early retirement.

Our contractual cash obligations as of September 30, 2006 may be summarized as follows:

	Payments Due by Period
		Within			Beyond
Contractual Cash Obligations	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
	(In thousands)

Long term debt obligations (principal plus interest)(1):
U.S. Term loan facility (Term B)	$199,500	$2,000	$4,000	$4,000	$189,500
U.K. credit facility	81,128	11,287	26,998	42,843	—
U.S. credit facility	25,000	—	—	25,000	—
Other debt at operating subsidiaries	33,759	9,973	15,218	7,559	1,009
Capitalized lease obligations	83,836	10,471	17,242	13,787	42,336
Operating lease obligations	82,253	14,336	22,745	17,236	27,936

Total contractual cash obligations	$505,476	$48,067	$86,203	$110,425	$260,781

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the September 30, 2006 rates applicable to each debt instrument.

Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $77.7 million at September 30, 2006, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 48.0% at September 30, 2006. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At September 30,2006, the total debt on the balance sheets of our unconsolidated affiliates was approximately $167.1 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 28.6% at September 30, 2006. USPI or one of its wholly owned subsidiaries had collectively guaranteed $22.0 million of the $167.1 million in total debt of our unconsolidated affiliates as of September 30, 2006. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $15.1 million as of September 30, 2006. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

In addition, it is possible that we will have to pay the buyers of our Spanish operations up to approximately €1.0 million ($1.3 million at September 30, 2006) related to a Spanish tax contingency for which we indemnified the buyers, although we do not presently believe the likelihood of our making any such payment is probable, as discussed more fully in Note 15 to our 2005 year-end financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating what impact, if any, SFAS 157 will have on our consolidated financial position, results of operations and cash flows.

Also in September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (SFAS 158). SFAS 158 requires recognition of the funded status of a benefit plan in the consolidated balance sheet. SFAS 158 also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. We are evaluating the impact of adopting SFAS 158 on our consolidated financial position, results of operations, cash flows and disclosures.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) which provides interpretive guidance on addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. The SAB requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on our financial position, results of operations and cash flows.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime or LIBOR. At September 30, 2006, $21.8 million of our outstanding debt was in fixed rate instruments and the remaining $301.0 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $3.0 million.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Reports on Form 8-K:

The Company filed a report on Form 8-K dated July 14, 2006, pursuant to Items 8.01 and 9.01 announcing the commencement of a cash tender offer and related consent solicitation for the outstanding 10% Senior Subordinated Notes due 2011.

The Company filed a report on Form 8-K dated July 20, 2006, pursuant to Item 1.01 announcing amendments to the guarantees related to the 10% Senior Subordinated Notes due 2011.

The Company filed a report on Form 8-K dated July 28, 2006 pursuant to Items 2.02 and 9.01 containing a news release announcing the Company’s results of operations for the quarter ended June 30, 2006.

The Company filed a report on Form 8-K dated July 28, 2006 pursuant to Items 1.01, 8.01 and 9.01, announcing an amendment to the Senior Subordinated Notes due 2011 Indenture.

The Company filed a report on Form 8-K dated August 8, 2006 pursuant to Items 1.01 and 9.01 announcing a new $200 million term loan agreement.

The Company filed a report on Form 8-K dated September 7, 2006 pursuant to Item 7.01 of Form 8-K containing a copy of materials presented to investors and others by senior officers of the Company.

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

Date: November 1, 2006

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