Form 10-K
period 2006-12-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2007-02-28
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
Commission file No. 000-32837

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	75-2749762
(State of Incorporation)	(I.R.S. Employer Identification No.)

15305 Dallas Parkway, Suite 1600
Addison, Texas 75001
(Address of principal executive offices) (Zip Code)

(972) 713-3500
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share Rights to Purchase Series A Junior Participating Preferred Stock, par value $.01 per share	The NASDAQ Stock Market, LLC The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,323,278,703 based on the closing sale price as reported on the NASDAQ Global Select Market on that date.

As of February 23, 2007, 44,772,459 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2007 Annual Meeting of Stockholders.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
2006 ANNUAL REPORT ON FORM 10-K

Note:	The responses to Items 10 through 14 will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for its 2007 Annual Meeting of Stockholders. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.
List of the Company's Subsidiaries
Consent of KPMG LLP
Power of Attorney - Paul B. Queally
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, and the document incorporated herein by reference, including, without limitation, statements containing the words “believes”, “anticipates”, “expects”, “continues”, “will”, “may”, “should”, “estimates”, “intends”, “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and regionally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into and retain managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the U.S. and the United Kingdom (U.K.); liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians, nurses, other health care professionals and other personnel; our significant indebtedness; the availability of suitable acquisition and development opportunities and the length of time it takes to accomplish acquisitions and developments; our ability to integrate new and acquired businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks and uncertainties discussed in this Annual Report on Form 10-K. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

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

Donald E. Steen, our chairman, and a private equity firm formed USPI in February 1998. As of December 31, 2006, we operated 141 facilities, consisting of 138 in the United States and three in the United Kingdom. Of the

138 U.S. facilities, 78 are jointly owned with major not-for-profit healthcare systems. Overall, as of December 31, 2006, we held ownership interests in 139 of the facilities and operated the remaining two under service and management contracts. Our revenues for 2006 were $578.8 million, up 23% from $469.6 million for 2005.

Available Information

We file proxy statements and annual, quarterly and current reports with the Securities and Exchange Commission. You may read and copy any document that we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. You may also call the Securities and Exchange Commission at 1-800-SEC-0330 for information on the operation of the public reference room. Our SEC filings are also available to you free of charge at the SEC’s web site at http://www.sec.gov.  We also maintain a web site at http://www.unitedsurgical.com that includes links to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports are available on our website without charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We post our audit and compliance committee, options and compensation committee, and nominating and corporate governance committee charters, our corporate governance guidelines, and our financial code of ethics applicable to senior financial officers on our web site. These documents are available free of charge to any stockholder upon request. Information on our web site is not deemed incorporated by reference into this Form 10-K.

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

United Kingdom

The United Kingdom provides government-funded healthcare to all of its residents through a national health service. However, due to funding and capacity limitations, the demand for healthcare services exceeds the public system’s capacity. In response to these shortfalls, private healthcare networks and private insurance companies have developed in the United Kingdom. Approximately 11% of the U.K. population has private insurance to cover elective surgical procedures, and another rapidly growing segment of the population pays for elective procedures from personal funds. For the year ended December 31, 2006, in the United Kingdom, we derived approximately 59% of our revenues from private insurance, approximately 40% from self-pay patients, who typically arrange for payment prior to surgery being performed, and approximately 1% from government payors.

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

Enhance operating efficiencies

Once we acquire a new facility in the U.S., we integrate it into our existing network by implementing a specific action plan to support the local management team and incorporate the new facility into our group purchasing contracts. We also implement our systems and protocols to improve operating efficiencies and contain costs. Our most important operational tool is our management system “Every Day Giving Excellence,” which we refer to as USPI’s EDGE. This proprietary measurement system allows us to track our clinical, service and financial performance, best practices and key indicators in each of our facilities. Our goal is to use USPI’s EDGE to ensure that we provide each of the patients using our facilities with high quality healthcare, offer physicians a superior work environment and eliminate inefficiencies. Using USPI’s EDGE, we track and monitor our performance in areas such as (1) providing surgeons the equipment, supplies and surgical support they need, (2) starting cases on time, (3) minimizing turnover time between cases, and (4) providing efficient case and personnel schedules. USPI’s EDGE compiles and organizes the specified information on a daily basis and is easily accessed over the Internet by our facilities on a secure basis. The information provided by USPI’s EDGE enables our employees, facility administrators and management to analyze trends over time and share processes and best practices among our facilities. In addition, the information is used as an evaluative tool by our administrators and as a budgeting and planning tool by our management. USPI’s EDGE is now deployed in substantially all of our U.S. facilities.

Recent Developments

On January 8, 2007, we announced that we had entered into an Agreement and Plan of Merger dated as of January 7, 2007 (the “Merger Agreement”) with UNCN Holdings, Inc. (“Parent”) and UNCN Acquisition Corp. (“Merger Sub”). Parent and Merger Sub are affiliates of Welsh, Carson, Anderson & Stowe X, L.P. (“Welsh Carson”). The transaction is valued at $31.05 per common share, or approximately $1.8 billion, including the assumption of certain debt obligations of the Company pursuant to the merger. Consummation of the Merger is not subject to a financing condition, but it is subject to customary closing conditions including (i) the approval and adoption of the Merger Agreement by our stockholders, (ii) the absence of certain legal impediments to the consummation of the Merger and (iii) the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. After the completion of the merger, we will no longer have publicly traded equity securities.

During January 2007, we opened three new (de novo) facilities in the Houston, Texas area and one de novo facility in Templeton, California. In February 2007, we acquired three additional facilities in the St. Louis area for approximately $23.9 million in cash. During 2006, we acquired eight facilities in the St. Louis area.

Operations

Operations in the United States

Our operations in the United States consist primarily of our ownership and management of surgery centers. As of December 31, 2006, we have ownership interests in 129 surgery centers and 10 private surgical hospitals and operate, through a long-term service agreement, two additional surgery centers. Additionally, we acquired interests in three facilities in the St. Louis area effective February 2007, and opened three new facilities in Houston, Texas and one in Templeton, California in January 2007. We also own interests in and expect to operate 10 more surgery centers that are currently under construction and have four projects under development, all but one of which include a hospital partner, and numerous other potential projects in various stages of consideration, which may result in our adding additional facilities during 2007. Approximately 5,800 physicians have privileges to use our facilities. Our surgery centers are licensed outpatient surgery centers, and our private surgical hospitals are licensed as hospitals. Each of these facilities is generally equipped and staffed for multiple surgical specialties and located in freestanding buildings or medical office buildings. Our average surgery center has approximately 12,000 square feet of space with four operating rooms, as well as ancillary areas for preparation, recovery, reception and administration. Our surgery center facilities range from a 4,000 square foot, one operating room facility to a 33,000 square foot, nine operating room facility. Our surgery centers are normally open weekdays from 7:00 a.m. to approximately 5:00 p.m. or until the last patient is discharged. We estimate that a surgery center with four operating rooms can accommodate up to 6,000 procedures per year. Our surgical hospitals average 40,000 square feet of space with six operating rooms, ranging in size from 18,000 to 67,000 square feet and having from four to eight operating rooms.

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

Generally, our surgical facilities are limited partnerships, limited liability partnerships or limited liability companies in which ownership interests are also held by local physicians who are on the medical staff of the centers. Our ownership interests in the facilities range from 9% to 79%. Our partnership and limited liability company agreements typically provide for the monthly or quarterly pro rata distribution of cash equal to net profits from operations, less amounts held in reserve for expenses and working capital. Our facilities derive their operating cash flow by collecting a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. Our billing systems estimate revenue and generate contractual adjustments based on a fee schedule for over 80% of the total cases performed at our facilities. For the remaining cases, the contractual allowance is estimated based on the historical collection percentages of each facility by payor group. The historical collection percentage is updated quarterly for each facility. We estimate each patient’s financial obligation prior to the date of service. We request payment of that obligation at the time of service. Any amounts not collected at the time of service are subject to our normal collection and reserve policy. We also have a management agreement with each of the facilities under which we provide day-to-day management services for a management fee that is typically a percentage of the net revenues of the facility.

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

Strategic Relationships

A key element of our business strategy is to pursue strategic relationships with not-for-profit healthcare systems (hospital partners) in selected markets. Of our 138 U.S. facilities, 78 are jointly-owned with not-for-profit healthcare systems. Our strategy involves developing these relationships in three primary ways. One way is by adding new facilities in existing markets with our existing hospital partners. An example of this is our relationship with the Baylor Health Care System in Dallas, Texas. Our joint ventures with Baylor own a network of 23 operational surgical facilities that serve the approximately four million people in the Dallas / Fort Worth area. These joint ventures have added new facilities each year since their inception in 1999, including one during 2006.

Another way we develop these relationships is through expansion into new markets, both with existing hospital partners and with new partners. An example of this strategy with an existing partner is our expansion into new markets with Catholic Healthcare West (CHW). Our relationship with CHW began in 1998 with a facility in Las Vegas, Nevada, expanded into Phoenix, Arizona with three facilities, two of which were newly developed during 2003, and continues as we enter new markets in California, where during 2005, we opened two newly developed facilities and acquired one. Currently, we have two facilities under development with CHW. In 2006, we acquired two facilities with McLaren Health Care Corporation in Michigan and expanded our relationship with Memorial Hermann Healthcare System in the Houston, Texas area to eight surgery centers by opening two de novo facilities. Another example of this strategy is our relationship with Ascension Health, with whom we jointly own facilities in Nashville, Tennessee and with whom we entered the Baltimore, Maryland market through the acquisition of an equity interest in a facility during 2004. In 2005 we expanded this relationship into the Austin, Texas and Kansas City, Missouri markets with the opening of two de novo facilities. During 2004, we entered the Oklahoma market with a new partner, INTEGRIS Health, through the acquisition of equity interests in two facilities, and opened facilities with CHRISTUS Health in San Antonio, Texas, with Bon Secours Health System in Newport News, Virginia, and Providence Health System, in Mission Hills, California. In 2005, we contributed one of our San Antonio facilities into the Christus relationship and opened one de novo facility with Bon Secours. We also added a partnership with North Kansas City Hospital in connection with the acquisition of two Kansas City facilities.

A third way we develop our strategic relationships with not-for-profit healthcare systems is through the contribution of our ownership interests in existing facilities to a joint venture relationship. For example, during 2005, we added a not-for-profit hospital partner to seven facilities, the most significant of which was the partnership with Evanston Northwest Healthcare in four of our Chicago facilities. We expect to add a not-for-profit hospital partner in the future to some of the remaining 60 facilities that do not yet have such a partner.

Operations in the United Kingdom

We operate three private hospitals in greater London. We acquired Parkside Hospital and Holly House Hospital in 2000 and Highgate Hospital in 2003. Parkside Hospital, located in Wimbledon, a suburb southwest of London, has 84 registered acute care beds, including four high dependency beds and four operating theatres, one of which is a dedicated endoscopy suite and a new twelve bed outpatient surgery unit. Parkside also has its own on-site pathology laboratory which provides services to the on-site cancer treatment center. The imaging department, which has been extensively upgraded in the past three years, has an MRI scanner, CT scanner, and two X-ray screening rooms, plus mammography, dental and ultrasound services available. Approximately 440 surgeons, anesthesiologists, and physicians have admitting privileges to the hospital. Parkside’s key specialties include orthopedics, oncology, gynecology, neurosurgery, ear-nose-throat, endoscopy and general surgery.

Parkside Oncology Clinic opened in August 2003 and has state of the art equipment designed to provide a wide range of cancer treatments. The pre-treatment and planning suite houses a dedicated CT scanner, which, along with the linear accelerators and virtual simulation software, is linked to the department’s planning system. The clinic provides inverse planned intensity-modulated radiation therapy (IMRT). The clinic has its own pharmacy aseptic suite which provides chemotherapy to the day case unit at the hospital. The clinic also has a Nuclear Medicine Unit.

Holly House Hospital, located in a suburb northeast of London near Essex, has 55 registered acute care beds, including three high dependency beds. The hospital has three operating theatres and its own on-site pathology laboratory and pharmacy. A diagnostic suite houses MRI and CT scanners, X-ray screening rooms, mammography, ultrasound, and other imaging services. Over 280 surgeons, anesthesiologists, and physicians have admitting privileges at the hospital, and there are well-established orthopedic, plastic, in vitro fertilization, and general surgery practices.

Highgate Hospital is a 32 bed acute care hospital located in the affluent Highgate area of London. The hospital has an established cosmetic surgery business and additional practices including endoscopy and general surgery.

Case Mix

The following table sets forth the percentage of our revenues determined based on internally reported case volume from our U.S. facilities and internally reported revenue from our U.K. facilities for the year ended December 31, 2006 from each of the following specialties:

Specialty	U.S.	U.K.

Orthopedic	21%	23%
Pain management	18	1
Gynecology	3	12 (1)
General surgery	5	14
Ear, nose and throat	8	2
Gastrointestinal	17	2
Plastic surgery	4	23
Ophthalmology	11	2
Other	13	21

Total	100%	100%

(1)	Also includes in vitro fertilization.

Payor Mix

The following table sets forth the percentage of our revenues determined based on internally reported case volume from our U.S. surgical facilities and internally reported revenue from our U.K. facilities for the year ended December 31, 2006 from each of the following payors:

Payor	U.S.	U.K.

Private insurance	63%	59%
Self-pay	3	40
Government	28 (1)	1
Other	6	—

Total	100%	100%

(1)	Based solely on case volume. Because government payors typically pay less than private insurance, the percentage of our U.S. revenue attributable to government payors is approximately 11% for Medicare and 1% for Medicaid.

The following table sets forth information relating to the not-for-profit healthcare systems with which we were affiliated as of December 31, 2006:

		Number of
	Healthcare System’s	Facilities Operated
Healthcare System	Geographical Focus	with USPI

Single Market Systems:
Baylor Health Care System	Dallas/Fort Worth, Texas	23
Memorial Hermann Healthcare System	Houston, Texas	8
Evanston Northwestern Healthcare	Chicago, Illinois	4
Meridian Health System	New Jersey	5
INTEGRIS Health	Oklahoma	2
Covenant Health:	Eastern Tennessee	1
Fort Sanders Parkwest Medical Center	Knoxville, Tennessee
Decatur General Hospital	Decatur, Alabama	1
Mountain States Health Alliance:	Northeast Tennessee	1
Johnson City Medical Center	Johnson City, Tennessee
Northside Cherokee Hospital	Canton, Georgia	1
Robert Wood Johnson University Hospital	East Brunswick, New Jersey	1
Sarasota Memorial Hospital	Sarasota, Florida	1
McLaren Health Care Corporation	Michigan	2
North Kansas City Hospital	Kansas City, Missouri	2

Multi-Market Systems:
Adventist Health System:	10 states(a)	2
Adventist Hinsdale Hospital	Hinsdale, Illinois
Huguley Memorial Medical Center	Fort Worth, Texas
Ascension Health:	18 states and D.C.(b)	9
Carondelet Health System (1 facility)	Blue Springs, Missouri
St. Thomas Health Services System (6 facilities)	Middle Tennessee
St. Agnes Healthcare (1 facility)	Baltimore, Maryland
Seton Healthcare Network (1 facility)	Austin, Texas
Bon Secours Health System:	Eight eastern states(c)	3
Mary Immaculate Hospital	Newport News, Virginia
Memorial Regional Medical Center	Richmond, Virginia

Number of
	Healthcare System’s	Facilities Operated
Healthcare System	Geographical Focus	with USPI

St. Mary’s Hospital	Richmond, Virginia
Catholic Healthcare West:	California, Arizona, Nevada	8
Mercy Hospital of Folsom (1 facility)	Sacramento, California
Mercy San Juan Medical Center (1 facility)	Roseville, California
San Gabriel Valley Medical Center (1 facility)	San Gabriel, California
St. John’s Regional Medical Center (1 facility)	Oxnard, California
St. Joseph’s Hospital and Medical Center (1 facility) and Arizona Orthopedic Surgical Hospital (2 facilities)	Phoenix, Arizona
St. Rose Dominican Hospital (1 facility)	Henderson, Nevada
CHRISTUS Health:	Seven states(d)	2
Christus Santa Rosa Health Corporation	San Antonio, Texas
Providence Health System:	Five western states(e)	2
Providence Holy Cross Health Center	Santa Clarita, California
Providence Holy Cross Medical Center	Mission Hills, California

Totals		78

(a)	Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, North Carolina, Tennessee, Texas and Wisconsin.

(b)	Alabama, Arkansas, Arizona, Connecticut, District of Columbia, Florida, Idaho, Illinois, Indiana, Louisiana, Maryland, Michigan, Missouri, New York, Pennsylvania, Tennessee, Texas, Washington, and Wisconsin.

(c)	Florida, Kentucky, Maryland, Michigan, New York, Pennsylvania, South Carolina, and Virginia.

(d)	Arkansas, Georgia, Louisiana, Missouri, Oklahoma, Texas, and Utah.

(e)	Alaska, California, Montana, Oregon, and Washington.

Facilities

The following table sets forth information relating to the facilities that we operated as of December 31, 2006:

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
	Facility	Affiliation		Rooms	USPI

	United States
	Atlanta
*	Advanced Surgery Center of Georgia, Canton, Georgia(1)	3/27/02		3	26%
	East West Surgery Center, Austell, Georgia	9/1/00	(2)	3	53
	Lawrenceville Surgery Center, Lawrenceville, Georgia	8/1/01		2	15
	Northwest Georgia Surgery Center, Marietta, Georgia	11/1/00	(2)	2	15
	Orthopaedic South Surgical Center, Morrow, Georgia	11/28/03		2	15
	Resurgens Surgical Center, Atlanta, Georgia	10/1/98	(2)	4	48
	Roswell Surgery Center, Roswell, Georgia	10/1/00	(2)	3	15

	Austin
*	Cedar Park Surgery Center, Cedar Park, Texas	11/22/05		2	26
	Texan Surgery Center, Austin, Texas	6/1/03		3	60

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
	Facility	Affiliation		Rooms	USPI

	Chicago
*	Hinsdale Surgical Center, Hinsdale, Illinois	5/1/06		4	22
*	Same Day Surgery 25 East, Chicago, Illinois	10/15/04		4	73
*	Same Day Surgery Elmwood Park, Elmwood Park, Illinois	10/15/04		3	60
*	Same Day Surgery North Shore, Evanston, Illinois	10/15/04		2	71
*	Same Day Surgery River North, Chicago, Illinois	10/15/04		4	55

	Cleveland
	Northeast Ohio Surgery Center, Cleveland, Ohio	4/19/06	(5)	3	49
	The Surgery Center, Middleburg Heights, Ohio(1)	6/19/02		7	71

	Corpus Christi
	Corpus Christi Outpatient Surgery Center, Corpus Christi, Texas(1)	5/1/02		5	65
	Shoreline Surgery Center, Corpus Christi, Texas	7/1/06		4	51

	Dallas/Fort Worth
*	Baylor Medical Center at Frisco, Frisco, Texas(3)	9/30/02		6	25
*	Baylor Surgicare, Dallas, Texas(1)	6/1/99		6	28
*	Baylor Surgicare at Denton, Denton, Texas(1)	2/1/99		4	27
*	Baylor Surgicare at Garland, Garland, Texas	2/1/99		2	35
*	Baylor Surgicare at Grapevine, Grapevine, Texas	2/16/02		4	28
*	Baylor Surgicare at Lewisville, Lewisville, Texas(1)	9/16/02		6	35
*	Baylor Surgicare at North Garland, Garland, Texas	5/1/05		6	26
*	Baylor Surgicare at Trophy Club, Trophy Club, Texas(3)	5/3/04		6	36
*	Bellaire Surgery Center, Fort Worth, Texas	10/15/02		4	25
*	Doctor’s Surgery Center at Huguley, Burleson, Texas	2/14/06		4	19
*	Heath Surgicare, Rockwall, Texas	11/1/04		3	26
*	Irving-Coppell Surgical Hospital, Irving, Texas(3)	10/20/03		5	9
*	Mary Shiels Hospital, Dallas, Texas(3)	4/1/03		5	28
*	Medical Centre Surgical Hospital, Fort Worth, Texas(3)	12/18/98		8	30
*	Metroplex Surgicare, Bedford, Texas(1)	12/18/98		5	43
*	North Central Surgery Center, Dallas, Texas	12/12/05		5	14
*	North Texas Surgery Center, Dallas, Texas(1)	12/18/98		4	44
*	Park Cities Surgery Center, Dallas, Texas(1)	6/9/03		4	41
*	Physicians Day Surgery Center, Dallas, Texas	10/12/00		4	28
*	Physicians Surgical Center of Fort Worth, Fort Worth, Texas	7/13/04		4	29
*	Rockwall Surgery Center, Rockwall, Texas	09/1/06		3	48
*	Surgery Center of Arlington, Arlington, Texas(1)	2/1/99		6	41
*	Texas Surgery Center, Dallas, Texas(1)	6/1/99		4	28
*	Valley View Surgery Center, Dallas, Texas	12/18/98		4	31

	Houston
*	Doctors Outpatient Surgicenter, Pasadena, Texas	9/1/99		5	46
*	Memorial Hermann Surgery Center — Northwest, Houston, Texas	9/1/04		5	11
*	Memorial Hermann Surgery Center — Southwest, Houston, Texas	9/21/06		6	14
*	Memorial Hermann Surgery Center — The Woodlands, The Woodlands, Texas	8/9/05		4	10

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
	Facility	Affiliation		Rooms	USPI

*	Memorial Hermann Surgery Center — Sugar Land, Sugar Land, Texas	9/21/06		4	10
	Northwest Surgery Center, Houston, Texas	4/19/06	(5)	5	49
*	Sugar Land Surgical Hospital, Sugar Land, Texas(3)	12/28/02		4	13
*	TOPS Surgical Specialty Hospital, Houston, Texas(3)	7/1/99		7	46
*	United Surgery Center — Southeast, Houston, Texas(1)	9/1/99		3	41
	West Houston Ambulatory Surgical Associates, Houston, Texas	4/19/06	(5)	5	51

	Kansas City
*	Briarcliff Surgery Center, Kansas City, Missouri	6/1/05		2	29
	Creekwood Surgery Center, Kansas City, Missouri(1)	7/29/98		4	62
*	Liberty Surgery Center, Liberty, Missouri	6/1/05		2	30
*	Saint Mary’s Surgical Center, Blue Springs, Missouri	5/1/05		4	20

	Lansing
*	Genesis Surgery Center, Lansing, Michigan	11/1/06		4	50
*	Lansing Surgery Center, Lansing, Michigan	11/1/06		4	38

	Los Angeles
	Coast Surgery Center of South Bay, Torrance, California(1)	12/18/01		3	61
	Pacific Endo-Surgical Center, Torrance, California	8/1/03		1	62
*	San Fernando Valley Surgery Center, Mission Hills, California	11/1/04		4	34
*	San Gabriel Ambulatory Surgery Center, San Gabriel, California	4/1/05		3	41
	San Gabriel Valley Surgical Center, West Covina, California	11/16/01		4	55
*	Santa Clarita Ambulatory Surgery Center, Santa Clarita, California	3/7/06		3	35
	The Center for Ambulatory Surgical Treatment, Los Angeles, California	11/14/02		4	64

	Nashville
*	Baptist Ambulatory Surgery Center, Nashville, Tennessee	3/1/98	(2)	6	22
*	Baptist Plaza Surgicare, Nashville, Tennessee	12/3/03		9	21
*	Middle Tennessee Ambulatory Surgery Center, Murfreesboro, Tennessee	7/29/98		4	40
*	Northridge Surgery Center, Nashville, Tennessee	4/19/06	(5)	5	32
*	Physicians Pavilion Surgery Center, Smyrna, Tennessee	7/29/98		4	50
*	Saint Thomas Surgicare, Nashville, Tennessee	7/15/02		5	21

	New Jersey
*	Central Jersey Surgery Center, Eatontown, New Jersey	11/1/04		3	39
*	Northern Monmouth Regional Surgery Center, Manalapan, New Jersey	7/10/06		4	34
*	Robert Wood Johnson Surgery Center, East Brunswick, New Jersey	6/26/02		5	47
*	Shore Outpatient Surgicenter, Lakewood, New Jersey	11/1/04		3	56
*	Shrewsbury Surgery Center, Shrewsbury, New Jersey	4/1/99		4	14
	Suburban Endoscopy Services, Verona, New Jersey	4/19/06	(5)	2	51
*	Toms River Surgery Center, Toms River, New Jersey	3/15/02		4	31

	Oklahoma City
*	Oklahoma Center for Orthopedic MultiSpecialty Surgery, Oklahoma City, Oklahoma(3)	8/2/04		4	25

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
	Facility	Affiliation		Rooms	USPI

*	Southwest Orthopaedic Ambulatory Surgery Center, Oklahoma City, Oklahoma	8/2/04		2	25
	Specialists Surgery Center, Oklahoma City, Oklahoma(1)	3/27/02		4	37

	Orlando
	Orlando Ophthalmology Surgery Center, Orlando, Florida	4/19/06	(5)	3	21
	University Surgical Center, Winter Park, Florida	10/15/98		3	40

	Phoenix
*	Arizona Orthopedic Surgical Hospital, Chandler, Arizona(3)	5/19/04		6	36
	Metro Surgery Center, Phoenix, Arizona	4/19/06	(5)	4	74
	Physicians Surgery Center of Tempe, Tempe, Arizona	4/19/06	(5)	2	10
*	St. Joseph’s Outpatient Surgery Center, Phoenix, Arizona(1)	9/2/03		9	33
	Surgery Center of Peoria, Peoria, Arizona	4/19/06	(5)	2	57
	Surgery Center of Scottsdale, Scottsdale, Arizona	4/19/06	(5)	4	54
	Surgery Center of Gilbert, Gilbert, Arizona	4/19/06	(5)	3	22
*	Warner Outpatient Surgery Center, Chandler, Arizona	7/1/99		4	26

	Richmond
*	Memorial Ambulatory Surgery Center, Mechanicsville, Virginia	12/30/05		5	47
*	St. Mary’s Ambulatory Surgery Center, Richmond, Virginia	11/29/06		4	20

	Sacramento
*	Folsom Outpatient Surgery Center, Folsom, California	6/1/05		2	29
*	Roseville Surgery Center, Roseville, California	7/1/06		2	30

	San Antonio
*	Alamo Heights Surgery Center, San Antonio, Texas	12/1/04		3	57
*	Christus Santa Rosa Surgery Center, San Antonio, Texas	5/3/04		5	21
	San Antonio Endoscopy Center, San Antonio, Texas	5/1/05		1	54

	St. Louis
	Advanced Surgical Care, Creve Coeur, Missouri	1/1/06		2	33
	Chesterfield Surgery Center, Chesterfield, Missouri	1/1/06		2	33
	Mid Rivers Surgery Center, Saint Peters, Missouri	1/1/06		2	34
	Olive Surgery Center, St. Louis, Missouri	1/1/06		2	32
	Riverside Ambulatory Surgery Center, Florissant, Missouri	8/1/06		2	33
	Sunset Hills Surgery Center, St. Louis, Missouri	1/1/06		2	33
	The Ambulatory Surgical Center of St. Louis, Bridgeton, Missouri	8/1/06		2	33

	Additional Markets
	Austintown Ambulatory Surgery Center, Austintown, Ohio(1)	4/12/02		5	69
	Beaumont Surgical Affiliates, Beaumont, Texas	4/19/06	(5)	6	76
*	Cape Surgery Center, Sarasota, Florida	10/18/04		6	45
	Chico Surgery Center, Chico, California	4/19/06	(5)	2	60
	Court Street Surgery Center, Redding, California	4/19/06	(5)	2	60
	Day-Op Center of Long Island, Mineola, New York(4)	12/4/98		4	0
*	Decatur Ambulatory Surgery Center, Decatur, Alabama(1)	7/29/98		3	64
	Destin Surgery Center, Destin, Florida	9/25/02		2	32
	Great Plains Surgery Center, Lawton, Oklahoma	4/19/06	(5)	2	49
	Greater Baton Rouge Surgical Hospital, Baton Rouge, Louisiana(3)	10/11/05		4	34

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
	Facility	Affiliation		Rooms	USPI

	Idaho Surgery Center, Caldwell, Idaho	4/19/06	(5)	3	21
	Las Cruces Surgical Center, Las Cruces, New Mexico	2/1/01		3	25
	Madison Ambulatory Surgery Center, Canton, Mississippi	4/19/06	(5)	2	75
	Manitowoc Surgery Center, Manitowoc, Wisconsin	12/18/06	(5)	2	30
*	Mary Immaculate Ambulatory Surgical Center, Newport News, Virginia	7/19/04		3	18
*	Mountain Empire Surgery Center, Johnson City, Tennessee	2/20/00	(2)	4	18
	New Horizons Surgery Center, Marion, Ohio	4/19/06	(5)	2	10
	New Mexico Orthopaedic Surgery Center, Albuquerque, New Mexico	2/29/00	(2)	5	51
*	Parkway Surgery Center, Henderson (Las Vegas), Nevada	8/3/98		5	25
*	Parkwest Surgery Center, Knoxville, Tennessee	7/26/01		5	22
	Reading Surgery Center, Spring Township, Pennsylvania	7/1/04		3	57
	Redding Surgery Center, Redding, California	4/19/06	(5)	2	22
	Redmond Surgery Center, Redmond, Oregon	4/19/06	(5)	2	70
*	Saint Agnes Surgery Center, Ellicott City (Baltimore), Maryland	10/01/04		4	74
*	Saint John’s Outpatient Surgery Center, Oxnard, California	12/5/05		4	34
	Surgi-Center of Central Virginia, Fredericksburg, Virginia	11/29/01		4	79
	Surgery Center of Canfield, Canfield, Ohio	4/19/06	(5)	3	20
	Surgery Center of Columbia, Columbia, Missouri	8/1/06		2	30
	Surgery Center of Fort Lauderdale, Fort Lauderdale, Florida	11/1/04		4	61
	Teton Outpatient Services, Jackson, Wyoming	8/1/98	(2)	2	49
	Tri-City Orthopaedic Center, Richland, Washington(4)	4/19/06	(5)	2	0
	Tulsa Outpatient Surgery Center, Tulsa, Oklahoma	11/1/04		4	30
	Victoria Ambulatory Surgery Center, Victoria, Texas	4/19/06	(5)	2	59

	United Kingdom
	Parkside Hospital, Wimbledon	4/6/00		4	100
	Holly House Hospital, Essex	4/6/00		3	100
	Highgate Private Clinic, Highgate	4/29/03		3	100

*	Facilities jointly owned with not-for-profit hospital systems.

(1)	Certain of our surgery centers are licensed and equipped to accommodate 23-hour stays.

(2)	Indicates date of acquisition by OrthoLink Physician Corporation. We acquired OrthoLink in February 2001.

(3)	Surgical hospitals, all of which are licensed and equipped for overnight stays.

(4)	Operated through a consulting and administrative agreement.

(5)	Indicates the date of our acquisition of Surgis.

We lease the majority of the facilities where our various surgery centers and private surgical hospitals conduct their operations. Our leases have initial terms ranging from one to twenty years and most of the leases contain options to extend the lease period, in some cases for up to ten additional years.

Our corporate headquarters is located in a suburb of Dallas, Texas. We currently lease approximately 70,000 square feet of space at 15305 Dallas Parkway, Addison, Texas. The lease expires in April 2011.

Our administrative office in the United Kingdom is located in London. We currently lease 1,900 square feet. The lease expires in February 2014.

We also lease approximately 37,000 square feet of total additional space in Brentwood, Tennessee, Chicago, Illinois, Houston, Texas, St. Louis, Missouri, and Pasadena, California for regional offices. These leases expire between February 2010 and May 2015.

Acquisitions and Development

During January 2007, we opened three de novo facilities in the Houston, Texas area and one de novo facility (acquired with Surgis) in Templeton, California. Two of the four de novos were opened with our partner, Memorial Herrmann, and the remaining two are awaiting association with one of our hospital partners. Also, in February 2007, we acquired three additional facilities in the St. Louis area for approximately $23.9 million in cash, increasing the number of facilities we operate in that market to ten.

The following table sets forth information relating to facilities that are currently under construction:

			Expected	Number of
	Hospital		Opening	Operating
Facility Location	Partner	Type	Date	Rooms

Desert Ridge, Arizona	CHW	Surgery Center	1Q07	4
Alexandria, Louisiana	Christus	Surgery Center	2Q07	4
Flint, Michigan	McLaren	Surgery Center	2Q07	4
Houston, Texas	Memorial Hermann	Surgery Center	2Q07	4
Suffolk, Virginia	Bon Secours	Surgery Center	2Q07	6
Virginia Beach, Virginia	Bon Secours	Surgery Center	2Q07	3
Terre Haute, Indiana	Ascension	Surgery Center	3Q07	2
Oklahoma City, Oklahoma	Integris	Surgery Center	3Q07	3
Orlando, Florida	—	Surgery Center	4Q07	3
San Martin (Las Vegas), Nevada	CHW	Surgery Center	1Q08	4

We also have four additional projects under development, all of which involve a hospital partner. It is possible that some of these projects, as well as other projects which are in various stages of negotiation with both current and prospective joint venture partners, will result in our operating additional facilities sometime in 2007. While our history suggests that many of these projects will culminate with the opening of a profitable surgical facility, we can provide no assurance that any of these projects will reach that stage or will be successful thereafter.

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

Employees

As of December 31, 2006, we employed approximately 5,500 people, 5,000 of whom are full-time employees and 500 of whom are part-time employees. Of these employees, we employ approximately 4,600 in the United States and 900 in the United Kingdom. The physicians that affiliate with us and use our facilities are not our employees. However, we generally offer the physicians the opportunity to purchase equity interests in the facilities they use.

Professional and General Liability Insurance

In the United States, we maintain professional liability insurance that provides coverage on a claims made basis of $1.0 million per incident and $10.0 million in annual aggregate amount with retroactive provisions upon policy renewal. We also maintain general liability insurance coverage of $1.0 million per occurrence and $10.0 million in annual aggregate amount, as well as business interruption insurance and property damage insurance. In addition, we maintain umbrella liability insurance in the aggregate amount of $35.0 million. The governing documents of each of our surgical facilities require physicians who conduct surgical procedures at those facilities to maintain stated amounts of insurance. In the United Kingdom, we maintain general public insurance in the amount of £5.0 million, malpractice insurance in the amount of £3.0 million and property and business interruption insurance. Our insurance policies are generally subject to annual renewals. We believe that we will be able to renew current policies or otherwise obtain comparable insurance coverage at reasonable rates. However, we have no control over the insurance markets and can provide no assurance that we will economically be able to maintain insurance similar to our current policies.

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

Our healthcare facilities receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc., nationwide commissions which establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. Generally, our healthcare facilities must be in operation for at least six months before they are eligible for accreditation. As of December 31, 2006, all but two of our eligible healthcare facilities had been accredited by either the Joint Commission on Accreditation of Healthcare Organizations or the

Accreditation Association for Ambulatory Health Care, Inc. or are in the process of applying for such accreditation. Many managed care companies and third-party payors require our facilities to be accredited in order to be considered a participating provider under their health plans.

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

Medicare payments for procedures performed at surgery centers are not based on costs or reasonable charges. Instead, Medicare prospectively determines fixed payment amounts for procedures performed at surgery centers. These amounts are adjusted for regional wage variations. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the years ended December 31, 2006, 2005, and 2004, 28%, 28%, and 27%, respectively, of our domestic case volumes were attributable to Medicare and Medicaid payments, although the percentage of our overall revenues these cases represent is significantly less because government payors typically pay less than private insurers. For example, approximately 11% and 1% of our 2006 domestic patient service revenues were contributed by Medicare and Medicaid, respectively, despite those cases representing a total of 28% of our domestic case volume.

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

Our partnerships and limited liability companies that are providers of services under the Medicare and Medicaid programs, and their respective partners and members, are subject to the Anti-Kickback Statute. A number of the relationships that we have established with physicians and other healthcare providers do not fit within any of the safe harbor regulations issued by the Office of the Inspector General. All of the 136 surgical facilities in the United States in which we hold an ownership interest are owned by partnerships, limited liability partnerships or limited liability companies, which include as partners or members physicians who perform surgical or other procedures at the facilities.

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

Ten of our U.S. facilities are surgical hospitals rather than outpatient surgery centers. The Stark Law includes an exception for physician investments in hospitals if the physician’s investment is in the entire hospital and not just a department of the hospital. We believe that the physician investments in our surgical hospitals fall within the exception and are therefore permitted under the Stark Law. However, over the past few years there have been various legislative attempts to change the way the hospital exception applies to physician investments in “specialty hospitals”. In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 created an 18-month moratorium, beginning on the date of enactment, during which physicians could not refer Medicare or Medicaid patients to “specialty hospitals” in which they had an ownership or investment interest. The moratorium did not apply to hospitals that were in operation prior to, or under development as of, November 18, 2003, as long as certain other criteria were met. This moratorium lapsed in June 2005. In addition, in February 2006 Congress passed a budget reconciliation bill which contained certain provisions related to specialty hospitals. Specifically, the bill directed the Department of Health and Human Services (i) not to issue Medicare provider numbers to new specialty hospitals for a period of six months and (ii) to develop a strategic and implementing plan to address investment criteria, disclosure and enforcement with respect to specialty hospitals. The strategic and implementing plan was released in August 2006, and we believe our domestic surgical hospitals comply with the requirements set forth therein.

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

If we are not successful in integrating the operations of Surgis, Inc., which we acquired in April 2006, with our own operations, we may not realize the potential benefits of this acquisition.

Our acquisition of Surgis will require the integration of two companies that previously operated independently. If we are not able to integrate the two companies’ operations and personnel in a timely and efficient manner, then the potential benefits of the transaction may not be realized. Further, any delays or unexpected costs incurred in connection with the integration could have a material adverse effect on our operations and earnings. In particular, if the operations and personnel of the two companies are not compatible, if we experience the loss of key personnel or if the effort devoted to the integration of the two companies diverts significant management or other resources from other operational activities, our operations could be impaired.

If we incur material liabilities as a result of acquiring companies or surgical facilities, our operating results could be adversely affected.

Although we conduct extensive due diligence prior to the acquisition of companies and surgical facilities and seek indemnification from prospective sellers covering unknown or contingent liabilities, we may acquire companies or surgical facilities that have material liabilities for failure to comply with healthcare laws and regulations or other past activities. Although we maintain professional and general liability insurance, we do not currently maintain insurance specifically covering any unknown or contingent liabilities that may have occurred prior to the acquisition of companies or surgical facilities. If we incur these liabilities and are not indemnified or insured for them, our operating results and financial condition could be adversely affected.

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

Our surgery centers and surgical hospitals face competition for patients from other hospitals and health care providers.

The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other facilities in the local communities served by our facilities provide services similar to those offered by our surgical hospitals and ambulatory surgery centers. In 2005, the Center for Medicare and Medicaid Services (“CMS”) began making public performance data related to ten quality measures that hospitals submit in connection with their Medicare reimbursement. On February 8, 2006, the Deficit Reduction Act of 2005 (“DEFRA 2005”) was enacted by Congress and expanded the number of quality measures that must be reported by hospitals to 21, beginning with discharges occurring in the third quarter of 2006. While ambulatory surgery centers are not currently subject to this requirement, if any of our surgical centers or hospitals achieve poor results (or results that are lower than our competitors) on these 21 quality measures, patient volumes could decline. In addition, DEFRA 2005 requires that CMS expand the number of quality measures to be reported by hospitals in future years. On November 1, 2006, CMS announced a final rule that expands to 26 the number of quality measures that must be reported by hospitals, beginning in the first quarter of calendar year 2007, and requires, beginning in the third quarter of calendar year 2007, that hospitals report the results of a 27-question patient perspective survey. The additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes for our surgical hospitals.

In addition, the number of freestanding surgical hospitals and surgery centers in the geographic areas in which we operate has increased significantly. As a result, most of our surgery centers and surgical hospitals operate in a highly competitive environment. Some of the hospitals that compete with our facilities are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. Our surgery centers and surgical hospitals are facing increasing competition from unaffiliated physician-owned surgery centers and surgical hospitals for market share in high margin services and for quality physicians and personnel. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our surgery centers and surgical hospitals, we may experience an overall decline in patient volume.

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

We are significantly leveraged and will continue to have significant indebtedness in the future. Our acquisition and development program requires substantial capital resources, estimated to range from $60.0 million to $80.0 million per year over the next three years, although the range could be exceeded if attractive multi-facility acquisition opportunities are identified. The operations of our existing surgical facilities also require ongoing capital expenditures. We believe that our cash on hand, cash flows from operations and available borrowings under our revolving credit facility will be sufficient to fund our acquisition and development activities in 2007, but if we identify favorable acquisition and development opportunities that require additional resources, we may be required to incur additional indebtedness in order to pursue these opportunities.

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

The Department of Health and Human Services and the states in which we perform surgical procedures for Medicaid patients may revise the Medicare and Medicaid payment methods or rates in the future. Any such changes could have a negative impact on the reimbursements we receive for our surgical services from the Medicare program and the state Medicaid programs. While the centers for Medicare and Medicaid Services published proposed rules revising the payment system for ambulatory surgery centers in August 2006 with a proposed implementation date of January 1, 2008, these proposed rules are subject to review and comment by the public. As a result, we do not know at this time when or to what extent revisions to such payment methodologies will be implemented.

Efforts to regulate the construction, acquisition or expansion of healthcare facilities could prevent us from acquiring additional surgery centers or private surgical hospitals, renovating our existing facilities or expanding the breadth of services we offer.

Many states in the United States require prior approval for the construction, acquisition or expansion of healthcare facilities or expansion of the services they offer. When considering whether to approve such projects, these states take into account the need for additional or expanded healthcare facilities or services. In a number of states in which we operate, we are required to obtain certificates of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services offered and under various other circumstances. Other states in which we now or may in the future operate may adopt similar certificate of need legislation or regulatory provisions. Our costs of obtaining certificates of need have ranged up to $500,000 for each such certificate. Although we have not previously been denied a certificate of need, we may not be able to obtain the certificates of need or other required approvals for additional or expanded facilities or services in the future. In addition, at the time we acquire a facility, we may agree to replace or expand the acquired facility. If we are unable to obtain the required approvals, we may not be able to acquire additional surgery centers or private surgical hospitals, expand the healthcare services provided at these facilities or replace or expand acquired facilities, each of which could negatively affect our financial results.

Failure to comply with federal and state statutes and regulations relating to patient privacy and electronic data security could negatively impact our financial results.

There are currently numerous statutes and regulations at the U.S. state and federal levels that address patient privacy concerns and standards for the exchange of electronic health information. These provisions are intended to enhance patient privacy and the effectiveness and efficiency of healthcare claims and payment transactions. In particular, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 required us to implement new systems and to adopt business procedures designed to protect the privacy of each of our patient’s individual health information.

We believe that we are in material compliance with existing state and federal regulations relating to patient privacy. However, if we fail to comply with the federal privacy, security and transactions regulations, we could incur civil penalties up to $25,000 per calendar year for each violation and criminal penalties with fines up to $250,000 per violation. Failure to comply with state laws related to privacy could also result in civil fines and criminal penalties.

If we fail to comply with other applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations.

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

The U.S. federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a “designated health service” to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity, unless an exception applies. The list of designated health services under the Stark Law does not include ambulatory surgery services. However, some of the ten types of designated health services are among the types of services furnished by our surgery centers.

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

Through our OrthoLink subsidiary, we provide consulting and administrative services to a number of physicians and physician group practices affiliated with OrthoLink. Although we believe that our arrangements with these and other physicians and physician group practices comply with applicable laws, a government agency charged with enforcement of these laws, or a private party, might assert a contrary position. If our arrangements with these physicians and physician group practices were deemed to violate state corporate practice of medicine, fee-splitting or similar laws, or if new laws are enacted rendering our arrangements illegal, we may be required to restructure these arrangements, which may result in significant costs to us and divert other resources.

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

At this time, we are not aware of any regulatory amendments or proposed changes that would trigger this obligation. Typically, our partnership and limited liability company agreements allow us to use shares of our common stock as consideration for the purchase of a physician’s ownership interest. The use of shares of our common stock for that purpose would dilute the ownership interests of our common stockholders. In the event that we are required to purchase all of the physicians’ ownership interests and our common stock does not maintain a sufficient valuation, we could be required to use our cash resources for the acquisitions, the total cost of which we estimate to be up to $302.0 million. The creation of these obligations and the possible termination of our affiliation with these physicians could have a material adverse effect on us.

Future legislation could restrict our ability to operate our domestic surgical hospitals.

The Stark Law includes an exception that permits physicians to refer Medicare and Medicaid patients to hospitals in which they have an ownership interest under certain circumstances. However, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, signed into law in December 2003, created an 18-month moratorium, beginning on the date of enactment, during which physicians could not refer Medicare or Medicaid patients to “specialty hospitals” in which they had an ownership interest. The moratorium did not apply to hospitals that were in operation prior to, or under development as of, November 18, 2003, as long as certain other criteria were met. This moratorium lapsed in June 2005. In addition, in February 2006 Congress passed a budget reconciliation bill which contained certain provisions related to specialty hospitals. Specifically the bill directed the Department of Health and Human Services (i) not to issue Medicare provider numbers to new specialty hospitals for a period of six months and (ii) to develop a strategic and implementing plan to address investment criteria, disclosure and enforcement with respect to specialty hospitals. The strategic and implementing plan was released in August 2006. Although we believe our domestic surgical hospitals comply with the requirements described above, if future legislation is enacted that prohibits physician referrals to surgical hospitals in which the physicians own an interest, our surgical hospitals could be materially adversely affected.

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

The growth of patient receivables and a deterioration in the collectability of these accounts could adversely affect our results of operations.

The primary collection risks of our accounts receivable relate to patient receivables for which the primary insurance carrier has paid the amounts covered by the applicable agreement but patient responsibility amounts (deductibles and copayments) remain outstanding. The allowance for doubtful accounts relates primarily to amounts due directly from patients.

The amount of the allowance for doubtful accounts is based solely upon the aging of accounts receivable, without differentiation between payor sources. Our U.S. doubtful account allowance at December 31, 2006 and 2005, represented approximately 17% and 15% of our U.S. accounts receivable balance, respectively. Due to the difficulty in assessing future trends, we could be required to increase our provisions for doubtful accounts. A deterioration in the collectability of these accounts could adversely affect our collection of accounts receivable, cash flows and results of operations.

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

On January 8, 2007, John McMullen filed a class action petition in the 134th District Court of Dallas County, Texas against the Company, Welsh, Carson, Anderson & Stowe (Welsh Carson), and all of the directors of the Company. The petition alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s stockholders in approving the merger agreement with Welsh Carson, and that Welsh Carson aided and abetted the directors’ alleged breach of fiduciary duties. The petition seeks, among other things, class certification and an injunction preventing the proposed merger, and a declaration that the directors breached their fiduciary duties.

On January 9, 2007, Levy Investments filed a derivative petition in the 101st District Court of Dallas County, Texas on behalf of the Company, substantively, against Welsh Carson and all of the directors of the Company and Welsh Carson, and nominally against the Company. The petition alleges that demand on the Company’s board to bring suit is excused and alleges derivatively, among other things, that the Company’s directors breached their fiduciary duties to the Company and abused their control of the Company in approving the merger agreement, and that Welsh Carson aided and abetted the directors’ alleged breach of fiduciary duties. The petition seeks, among other things, a declaration that the merger agreement is void and unenforceable, an injunction preventing the proposed merger, a constructive trust and attorneys’ fees and expenses.

We believe that both of these lawsuits are without merit and plan to defend them vigorously. Additional lawsuits pertaining to the proposed merger could be filed in the future.

Additionally, from time to time, we may also be named as a party to legal claims and proceedings in the ordinary course of business. We are not aware of any other claims or proceedings against us or our subsidiaries that might have a material adverse impact on us.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock.  Our common stock has traded on the Nasdaq National Market under the symbol “USPI” since June 8, 2001. As of February 23, 2007, there were approximately 146 record holders of our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on the Nasdaq National Market.

	High(1)	Low(1)

Year Ended December 31, 2005:
First Quarter	$31.17	$24.72
Second Quarter	35.99	28.50
Third Quarter	40.07	32.25
Fourth Quarter	39.72	31.57
Year Ended December 31, 2006:
First Quarter	$40.29	$32.10
Second Quarter	35.90	28.24
Third Quarter	31.56	23.91
Fourth Quarter	29.39	22.57

(1)	Restated to reflect the 3 for 2 stock split, which was effective July 15, 2005.

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

The covenants under our credit facility and Term B agreement place restrictions on our ability to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities.  During 2006, the Company did not issue or sell any securities that were not registered under the Securities Act.

Issuer Purchases of Equity Securities.  During 2006, the Company did not purchase any of its outstanding equity securities.

Item 6.	Selected Consolidated Financial Data

The selected consolidated statement of operations data set forth below for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, and the consolidated balance sheet data at December 31, 2006, 2005, 2004, 2003, and 2002, are derived from our consolidated financial statements, which have been audited by KPMG LLP, our independent registered public accounting firm.

The historical results presented below are not necessarily indicative of results to be expected for any future period. The comparability of the financial and other data included in the table is affected by our loss on early retirement of debt in 2006 and 2004 and various acquisitions completed during the years presented. In addition, the results of operations of subsidiaries sold by us have been reclassified to “discontinued operations” for all data presented in the table below except for the “consolidated balance sheet data.” For a more detailed explanation of this financial data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except number of facilities and per share data)

Consolidated Statement of Income Data:
Total revenues	$578,825	$469,601	$383,186	$304,229	$242,307
Equity in earnings of unconsolidated affiliates	31,568	23,998	18,626	15,074	9,454
Operating expenses excluding depreciation and amortization	(416,034)	(327,569)	(267,765)	(210,349)	(168,840)
Depreciation and amortization	(35,300)	(30,980)	(26,761)	(22,184)	(19,039)

Operating income	159,059	135,050	107,286	86,770	63,882
Other income (expense):
Interest income	4,069	4,455	1,591	1,025	774
Interest expense	(32,716)	(27,471)	(26,430)	(24,642)	(23,298)
Loss on early retirement of debt	(14,880)	—	(1,635)	—	—
Other	1,778	533	247	733	(11)

Income before minority interests	117,310	112,567	81,059	63,886	41,347
Minority interests in income of consolidated subsidiaries	(54,452)	(38,521)	(30,344)	(24,109)	(14,820)
Income tax expense	(22,773)	(26,430)	(17,986)	(14,978)	(9,896)

Income from continuing operations	40,085	47,616	32,729	24,799	16,631
Earnings (loss) from discontinued operations, net of tax	(5,839)	(322)	53,446	5,077	2,969

Net income	$34,246	$47,294	$86,175	$29,876	$19,600

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except number of facilities and per share data)

Share Data(a):
Net income (loss) per share attributable to common stockholders:
Basic:
Continuing operations	$0.92	$1.11	$0.78	$0.61	$0.45
Discontinued operations	(0.14)	(0.01)	1.28	0.12	0.07

Total	$0.78	$1.10	$2.06	$0.73	$0.52

Diluted:
Continuing operations	$0.88	$1.06	$0.74	$0.59	$0.43
Discontinued operations	(0.13)	(0.01)	1.22	0.12	0.07

Total	$0.75	$1.05	$1.96	$0.71	$0.50

Weighted average number of common shares
Basic shares	43,723	42,994	41,913	40,699	37,387
Diluted shares	45,466	44,977	43,948	42,366	39,085
Other Data:
Number of facilities operated as of the end of period(b)	141	99	87	65	56
Cash flows from operating activities	$102,504	$107,142	$81,098	$66,206	$46,725

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Consolidated Balance Sheet Data:
Working capital (deficit)	$(41,834)	$90,946	$87,178	$29,957	$51,412
Cash and cash equivalents	31,740	130,440	93,467	28,519	47,571
Total assets	1,231,856	1,028,841	922,304	870,509	728,758
Total debt	347,330	286,486	288,485	304,744	276,703
Total stockholders’ equity	599,274	531,050	474,609	390,655	322,261

(a)	Share and per share data are adjusted and restated to give effect to a three-for-two stock split effected during 2005.

(b)	Does not include Spanish facilities. Not derived from audited financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this report.

Overview

We operate ambulatory surgery centers and private surgical hospitals in the United States and the United Kingdom. As of December 31, 2006, we operated 141 facilities, consisting of 138 in the United States and three in the United Kingdom. All 138 of our U.S. facilities include local physician owners, and 78 of these facilities are also partially owned by various not-for-profit healthcare systems. In addition to facilitating the joint ownership of most of our existing facilities, our agreements with these healthcare systems provide a framework for the planning and construction of additional facilities in the future, including nine of the ten facilities we are currently constructing as well as all four additional projects under development.

Our U.S. facilities, consisting of ambulatory surgery centers and private surgical hospitals. specialize in non-emergency surgical cases. Due in part to advancements in medical technology, the volume of surgical cases performed in an outpatient setting has steadily increased over the past two decades. Our facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. All but three of our facilities are located in the U.S., where we have focused increasingly on adding facilities with not-for-profit healthcare system partners (hospital partners), which we believe improves the long-term profitability and potential of our facilities.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions that impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, revenue recognition and accounts receivable, income taxes, goodwill and intangible assets, and equity-based compensation.

Consolidation

We own less than 100% of each facility we operate. As discussed in “Results of Operations”, we operate all of our U.S. facilities through joint ventures with physicians. Increasingly, these joint ventures also include a not-for-profit healthcare system as a partner. We generally have a leadership role in these facilities through a significant voting and economic interest and a contract to manage each facility’s operations, but the degree of control we have varies from facility to facility. Accordingly, as of December 31, 2006, we consolidated the financial results of 60 of the facilities we operate, including one in which we hold no ownership but control through a long-term service agreement, account for 80 under the equity method, and have a contract to manage an additional facility in which we hold no ownership interest.

Our determination of the appropriate consolidation method to follow with respect to our investments in subsidiaries and affiliates is based on the amount of control we have, combined with our ownership level, in the underlying entity. Our consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other investees over which we have control. Investments in companies we do not control, but over whose operations we have the ability to exercise significant influence (including investments where have less than 20% ownership), are accounted for under the equity method. We also consider FASB Interpretation No. 46, Consolidation of Variable Interest Entities (as amended) (FIN 46R) to determine if we are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control. At December 31, 2006, we did not consolidate any entities based on the provisions of FIN 46R.

Accounting for an investment as consolidated versus equity method has no impact on our net income or stockholders’ equity in any accounting period, but it does impact individual income statement and balance sheet balances. Under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity’s net income or loss based on its ownership percentage. At December 31, 2006, all of the Company’s investments in unconsolidated affiliates are accounted for using the equity method.

Revenue Recognition and Accounts Receivable

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, as updated, which has four criteria that must be met before revenue is recognized:

•	Existence of persuasive evidence that an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed and determinable; and

•	Collectibility is reasonably assured.

Our revenue recognition policies are consistent with these criteria. Over 80% of our facilities’ surgical cases are performed under contracted or government mandated fee schedules or discount arrangements. The patient service revenues recorded for these cases are recorded at the contractually defined amount at the time of billing. The predictability of the remaining revenue, for which contractual adjustments are estimated based on historical collections, is such that adjustments to these estimates in subsequent periods have not had a material impact in any period presented. If the discount percentage used in estimating revenues for the cases not billed pursuant to fee schedules were changed by 1%, our 2006 after-tax net income would change by less than $0.1 million. The collection cycle for patient services revenue is relatively short, typically ranging from 30 to 60 days depending upon payor and geographic norms, which allows us to evaluate our estimates frequently. Our revenues earned under management and other service contracts are typically based upon objective formulas driven by an entity’s financial performance and are generally earned and paid monthly.

Our accounts receivable are comprised of receivables from both the United Kingdom and the United States. As of December 31, 2006, approximately 17% of our total accounts receivable were attributable to our U.K. business. Because our U.K. facilities only treat patients who have a demonstrated ability to pay, our U.K. patients arrange for payment prior to treatment and our bad debt expense in the U.K. is very low. In 2006, U.K. bad debt expense was less than $10,000, as compared to our total U.K. revenues of $96.0 million. Our average days sales outstanding in the U.K. was 35 and 37 as of December 31, 2006 and 2005, respectively.

Our U.S. accounts receivable were approximately 83% of our total accounts receivable as of December 31, 2006. In 2006, uninsured or self-pay revenues only accounted for 3% of our U.S. revenue and 12% of our accounts receivable balance was comprised of amounts owed from patients, including the patient portion of amounts covered by insurance. Insurance revenues (including government payors) accounted for 97% of our 2006 U.S. revenue and 88% of our accounts receivable balance was comprised of amounts owed from contracted payors. Our U.S. facilities primarily perform routine elective surgery that is scheduled in advance by physicians who have already seen the patient. As part of our internal control processes, we verify benefits, obtain insurance authorization, calculate patient financial responsibility and notify the patient of their responsibility, all prior to surgery. The nature of our business is such that we do not have any significant receivables that are pending approval from third party payors. We also focus our collection efforts on aged accounts receivable. However, due to complexities involved in insurance reimbursements and inherent limitations in verification procedures, our business will always have some level of bad debt expense. In both 2006 and 2005, our bad debt expense attributable to U.S. revenue was approximately 2%. In addition, as of December 31, 2006 and 2005, our average days sales outstanding in the U.S. were 39 and 38 days, respectively. The aging of our U.S. accounts receivable at December 31, 2006 was: 64% less than 60 days old, 17% between 60 and 120 days and 19% over 120 days old. Our U.S. bad debt allowance at December 31, 2006 and 2005 represented approximately 17% and 15% of our U.S. accounts receivable balance, respectively.

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

Goodwill and Intangible Assets

Given the significance of our intangible assets as a percentage of our total assets, we also consider our accounting policy regarding goodwill and intangible assets to be a critical accounting policy. Consistent with Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Intangible Assets (SFAS 142), we do not amortize goodwill or indefinite-lived intangibles but rather test them for impairment annually or more often when circumstances change in a manner that indicates they may be impaired. Impairment tests occur at the reporting unit level for goodwill; our reporting units are defined as our operating segments (United States and United Kingdom). Our intangible assets consist primarily of indefinite-lived rights to manage individual surgical facilities. The values of these rights are tested individually. Intangible assets with definite lives primarily consist of rights to provide management and other contracted services to surgical facilities, hospitals, and physicians. These assets are amortized over their estimated useful lives, and the portfolios are tested for impairment when circumstances change in a manner that indicates their carrying values may not be recoverable.

To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate. The factor most sensitive to change with respect to our discounted cash flow analyses is the estimated future cash flows of each reporting unit which is, in turn, sensitive to our estimates of future revenue growth and margins for these businesses. If actual revenue growth and/or margins are lower than our expectations, the impairment test results could differ. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. SFAS 142 requires us to compare the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for indefinite-lived intangible assets are determined based on market multiples which have been derived based on our experience in acquiring surgical facilities.

Equity-based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires us to measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards requires judgment in developing assumptions, which involve a number of variables. We calculate fair value by using the Black-Scholes option-pricing model, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. In addition, estimates of the number of share-based awards that are expected to be forfeited must be made. We also estimate the expected service period over which our restricted stock awards will vest, as well as make estimates regarding whether or not performance-based restricted stock will vest. Each of these assumptions, while reasonable, requires a certain degree of judgment and the fair value estimates could vary if actual results are materially different than those initially applied.

Acquisitions, Equity Investments and Development Projects

During 2006, eight surgery centers developed by us in the United States opened and began performing cases.

Effective January 1, 2006, we acquired controlling interests in five ambulatory surgery centers in the St. Louis, Missouri area for approximately $50.6 million in cash, of which $8.3 million was paid in December 2005. On August 1, 2006, we acquired controlling interests in three additional ambulatory surgery centers in the St. Louis, Missouri area for approximately $16.6 million in cash.

Effective April 19, 2006, we completed the acquisition of 100% of the equity interests in Surgis, Inc., a privately-held, Nashville-based owner and operator of surgery centers. Accordingly, the results of Surgis are included in our results beginning on April 19, 2006. We paid cash totaling $193.1 million, which is net of $5.9 million cash acquired, and additionally assumed approximately $15.6 million of debt and other liabilities owed by subsidiaries of Surgis. We funded the purchase through a combination of $112.0 million of cash on hand and $87.0 million of borrowings under our revolving credit agreement. Surgis operated 24 ambulatory surgery centers and had seven additional facilities under development, of which three were under construction. Of the 24 operational facilities, we sold our interests in two facilities during 2006. As the sales prices approximated the fair value estimated when we acquired Surgis, no gain or loss was recognized on the sales of our interests in these two entities, whose operations had contributed less than $0.01 to our diluted earnings per share in 2006. Two of the three facilities under construction opened during 2006. The third facility opened in January 2007.

Effective July 1, 2006, we paid $3.8 million in cash in June 2006 to acquire a surgery center and related real estate in Corpus Christi, Texas.

On September 1, 2006, the Company acquired a controlling interest in an ambulatory surgery center in Rockwall, Texas for approximately $10.9 million in cash.

We also engage in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of non-controlling equity interests in surgical facilities, the investment of additional cash in surgical facilities under development and payments of additional purchase prices for previously acquired facilities based on the resolution of certain contingencies in the original purchase agreements. We have also sold our interest in certain facilities. During the year ended December 31, 2006, these transactions resulted in a net cash inflow of approximately $14.1 million, which can be summarized as follows:

•	Receipt of $19.8 million as final payment from the buyers of our Spanish operations,

•	Investment of $4.1 million in a joint venture with one of our not-for-profit hospital partners, which the joint venture used to acquire ownership in a surgery center in the Sacramento, California area,

•	Investment of $3.7 million in a joint venture with one of our not-for-profit hospital partners, which the joint venture used to acquire ownership in two surgery centers in the Lansing, Michigan area,

•	Receipt of $4.8 million from another of our not-for-profit hospital partners, as we sold a controlling interest in a surgical facility in Fort Worth, Texas,

•	Payment of $3.1 million to sellers based on certain financial targets or objectives being met for acquired facilities or based upon the resolution of certain contingencies,

•	Receipt of $2.0 million for the sale of a facility in Ocean Springs, Mississippi, which we had acquired in April as part of the Surgis acquisition,

•	Receipt of $1.3 million for the sale of a facility in Phoenix, Arizona, which we had acquired in April as part of the Surgis acquisition,

•	Receipt of $0.5 million for the sale of a facility in Lyndhurst, Ohio, and

•	Net payment of $3.4 million related to other purchases and sales of equity interests and contributions of cash to equity method investees.

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

During the year ended December 31, 2005, investing transactions that were not business combinations resulted in a net cash outflow of $38.7 million, of which

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

During 2005, we also paid a total of $3.6 million to various sellers related to the resolution of contingencies that had existed at the time we made certain acquisitions.

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

Discontinued Operations

On March 31, 2006, we sold our equity interest in a surgery center in Lyndhurst, Ohio, for $0.5 million in cash. We have reclassified its historical results of operations to remove the operations of this facility from our revenues and expenses within our consolidated income statements, collapsing the net income related to this facility’s operations into a single line, “income (loss) from discontinued operations, net of tax.” In, addition, our total loss from discontinued operations in 2006 includes the loss on the sale of approximately $5.7 million, net of tax. The realization of a remaining $0.8 million tax benefit arising from the Lyndhurst sale will be recognized within discontinued operations in future periods if we believe it is more likely than not of being realized, such determination being primarily driven by the occurrence or expectation of additional sales of equity interests generating a taxable gain.

Effective September 9, 2004, we sold our Spanish operations, receiving proceeds of $141.1 million, net of a $22.2 million tax payment made in the fourth quarter of 2004. In 2004, we recorded an after tax gain of $50.3 million on the sale, which is reflected in discontinued operations. During 2005, we finalized the calculation of the tax liability arising from our sale of the Spanish operations, and provided for additional legal costs associated with the sale, which resulted in a $0.2 million increase to the net gain on the sale. The results of our Spanish operations are classified as discontinued operations for all periods presented. Collection of a portion of the sales proceeds (approximately $19.8 million) was deferred, and in December 2006, we received $19.8 million in cash from the buyers as final payment for the Spanish operations.

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenue of the facilities that we consolidate for financial reporting purposes, which are those in which we have ownership interests of greater than 50% or otherwise maintain effective control;

•	management and contract service revenue, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and other contracted services to physicians and hospitals. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Years Ended December 31,
	2006	2005	2004

Net patient service revenue	90%	92%	90%
Management and contract service revenue	9	8	10
Other revenue	1	—	—

Total revenue	100%	100%	100%

Net patient service revenue consists of the revenues earned by facilities we consolidate for financial reporting purposes. The percentage these revenues comprise of our total revenues decreased primarily as a result of our acquiring Surgis during the second quarter of 2006. We now manage and operate, as part of the Surgis acquisition, an endoscopy services business that contributed contract service revenue amounting to 2% of our total revenues for the year ended December 31, 2006. Also, as a result of the Surgis acquisition, other revenue increased to 1% of total revenues due to salary cost pass through provisions of certain Surgis management agreements resulting in our recording equivalent amounts of both revenue and expense. We plan to amend each of these agreements to eliminate this gross-up effect in the future and completed several such amendments during 2006. This percentage increased for the year ended December 31, 2005, as compared to the corresponding prior year period, primarily as a result of our acquisition of seven consolidating facilities during the fourth quarter of 2004. While we did not increase our consolidated facility count in 2005, these seven facilities experienced a full year of activity reflected in our 2005 results.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Years Ended December 31,
	2006	2005	2004

Management of surgical facilities	$26,623	$20,069	$18,115
Contract services provided to physicians, hospitals and related entities	25,613	15,835	19,527

Total management and contract service revenues	$52,236	$35,904	$37,642

The following table summarizes our revenues by operating segment:

	Years Ended December 31,
	2006	2005	2004

United States	83%	81%	78%
United Kingdom	17	19	22

Total	100%	100%	100%

The number of facilities we operate increased by 42 from December 31, 2005 to December 31, 2006. All of these additional facilities are in the United States. Accordingly, the proportion of our total revenues that is derived from the United States is higher for the twelve months ended December 31, 2006 than in the corresponding prior year period. The number of U.S. facilities for the period ended December 31, 2005 as compared to the corresponding prior year increased by 12, which along with the 7 additional facilities acquired in the fourth quarter 2004, caused an increase in revenues earned in the United States as a percentage of overall revenue as compared to the year ended December 31, 2004.

Equity in Earnings of Unconsolidated Affiliates

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for the majority of our facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004

Revenues	$610,160	$443,292	$339,109
Equity in earnings of unconsolidated affiliates	224	27	—
Operating expenses:
Salaries, benefits, and other employee costs	150,625	109,734	79,917
Medical services and supplies	125,981	86,573	62,213
Other operating expenses	150,108	111,140	77,820
Depreciation and amortization	29,884	20,287	15,480

Total operating expenses	456,598	327,734	235,430

Operating income	153,786	115,585	103,679
Interest expense, net	(14,400)	(10,560)	(9,297)
Other	282	772	826

Income before income taxes	$139,668	$105,797	$95,208

Long-term debt	169,304	118,458	100,443
USPI’s equity in earnings of unconsolidated affiliates	31,568	23,998	18,626
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	22.6%	22.7%	19.6%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	29.2%	28.1%	24.0%
Unconsolidated facilities operated at period end	80	57	44

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This percentage is higher in 2006 and 2005 due primarily to our acquisition of additional ownership in facilities we account for under the equity method and our acquisition, in the second quarter of 2006, of four facilities in which we own a majority economic interest but account for under the equity method due to a lack of effective control over the facilities’ operations.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This percentage is higher in 2006 as compared to the corresponding prior year due primarily to our acquisition, in the second quarter of 2006, of four facilities in which we own a majority economic interest but account for under the equity method due to a lack of effective control over the facilities’ operations. This percentage is higher in 2005 as compared to the twelve months ended December 31, 2004 due primarily to our acquisition of additional ownership in facilities we account for under the equity method.

Results of Operations

The following table summarizes certain consolidated statements of income items expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2006	2005	2004

Total revenues	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	5.5	5.1	4.9
Operating expenses, excluding depreciation and amortization	(72.0)	(69.7)	(69.9)
Depreciation and amortization	(6.0)	(6.6)	(7.0)

Operating income	27.5	28.8	28.0
Minority interests in income of consolidated subsidiaries	(9.4)	(8.2)	(8.0)
Interest and other expense, net	(7.2)	(4.8)	(6.8)

Income from continuing operations before income taxes	10.9	15.8	13.2
Income tax expense	(4.0)	(5.7)	(4.7)

Income from continuing operations	6.9	10.1	8.5
Earnings (loss) from discontinued operations	(1.0)	—	14.0

Net income	5.9%	10.1%	22.5%

Executive Summary

We continue to grow our existing facilities, develop new facilities, and add others selectively through acquisition. While we remain focused on continuing to grow revenues at our existing facilities, we have increased our number of facilities by 42% during 2006. Additionally, during 2006, we added a new revolving credit facility, refinanced our senior subordinated notes, and collected the final payment of $19.8 million arising from the sale of our Spanish operations in 2004. In January 2007, we entered into an agreement, contingent on shareholder and regulatory approval, to be acquired by a group of investors led by Welsh, Carson, Anderson & Stowe. The comparability of our results with prior years has been impacted by our adoption, effective January 1, 2006, of new accounting rules requiring the expensing of stock options and other forms of equity compensation, by our early retirement of the senior subordinated notes, and by our incurring expenses related to the proposed merger with Welsh Carson discussed below.

On an overall basis, we continue to experience increases in the volume of services provided at our facilities and in the average rate at which our facilities are reimbursed for those services, resulting in revenue growth at the facilities we owned during both 2005 and 2006 (same store facilities). Our revenue growth rate varied from quarter to quarter but ended the year at 9%, which was the same as 2005 and within our expected range for 2006 as the impact of stronger-than-expected case growth was offset by greater pressures from U.S. payers on reimbursement rates. Recent capital projects and operational improvements began to benefit our U.K. operations during the second half of 2006, but on an annual basis our U.K. operations were adversely affected by a drop in referrals from the National Health Service.

We also continue to grow by constructing and acquiring new facilities, and we have positioned ourselves for future growth by initiating a new credit agreement and refinancing our senior subordinated notes. Our development pipeline remains strong, with 18 facilities under development at December 31, 2006, of which four opened in January 2007, ten are under construction, and four are in the earlier stages of development. In addition, we continue to explore strategic acquisition opportunities and to partner more of our facilities with a not-for-profit health system. We acquired 38 facilities in 2006 and additionally opened eight newly constructed facilities. Our largest acquisition occurred in April, when we acquired Surgis, Inc., a Nashville-based operator of 24 surgery centers. In anticipation of closing the Surgis acquisition, we initiated a new credit agreement, under which we had approximately $141.5 million available for borrowing at December 31, 2006. In August, we completed a tender offer for our

$150.0 million of outstanding senior subordinated notes, refinancing them under a term loan that matures in 2011 under which we pay lower interest and incur no prepayment penalties.

As noted above, our net income and operating income margin were impacted adversely by the adoption of new accounting rules with respect to equity compensation and by related changes in our equity compensation strategy, which decreased our net income by $2.2 million and $3.2 million, respectively. The loss on the early retirement of our senior subordinated notes unfavorably impacted our earnings by $9.7 million on an after-tax basis. In 2006, we also incurred $0.3 million of after-tax expenses related to the proposed merger, and have incurred additional expenses related to the proposed merger in 2007.

On January 8, 2007, we announced that we had entered into an Agreement and Plan of Merger dated as of January 7, 2007 (the “Merger Agreement”) with UNCN Holdings, Inc. (“Parent”) and UNCN Acquisition Corp. (“Merger Sub”). Parent and Merger Sub are affiliates of Welsh Carson. The transaction is valued at $31.05 per common share, or approximately $1.8 billion, including the assumption of certain debt obligations of the Company pursuant to the merger. Consummation of the merger is not subject to a financing condition, but it is subject to customary closing conditions including (i) the approval and adoption of the Merger Agreement by our stockholders, (ii) the absence of certain legal impediments to the consummation of the merger and (iii) the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. After the completion of the merger, we will no longer have publicly traded common stock.

Revenues

Our consolidated revenues have increased compared to the prior year primarily as a result of newly developed or acquired U.S. facilities and additionally by growth in our existing facilities. During the period from December 31, 2005 to December 31, 2006, we increased the number of facilities we consolidate for financial reporting purposes by 18. We also experienced growth in contract service revenue due to the acquisition of a Surgis entity that provides endoscopy services. In addition, salary cost pass through provisions of certain Surgis management agreements resulted in an increase in other revenue of $6.8 million and an equal increase in salary expense. We have amended many of these agreements to eliminate both the revenue and expense in future periods and plan to amend the remaining agreements in future quarters.

Our strategy of partnering with not-for-profit healthcare systems and local physicians results in most of our newly developed facilities being joint ventures whose operations we do not consolidate for financial reporting purposes. Our unconsolidated affiliates thus tend, on average, to be younger facilities whose operations are still ramping up, and their revenues are not included in ours. The revenues of our consolidated facilities, which comprise 83 of the 141 facilities we operate, are included in our revenues. Our net earnings are the same whether or not we consolidate a facility, but our revenue growth is generally slower than our earnings growth because the unconsolidated facilities, whose revenues are not included in ours, are growing somewhat faster than our consolidated facilities. For the year ended December 31, 2006, consolidated facilities’ case volumes grew by 5%, as compared to 7% for unconsolidated facilities. The rate of growth in revenue per case was 2% for both groups, as more fully described below. Given that our earnings are the same whether or not we consolidate a facility, we focus on our facilities’ overall growth rates, without regard to whether we consolidate them, in analyzing the overall health of our business.

For the year ended December 31, 2006, domestic same store revenues, which include both consolidated and unconsolidated facilities, grew at approximately the same rate as they did in 2005. As compared to the prior year, case volume growth was much stronger at 7%, but the growth in the amount received per case dropped from 5% to 2%, continuing a trend of slower growth in our rates of reimbursement at our domestic facilities that began in late 2004. The case growth for the fourth quarter improved to 11% from the 5% experienced through the first nine months of 2006. Much of this improvement was driven by the prior year numbers that serve as the base for the growth rate calculation, rather than by our performing a significantly higher number of cases in the fourth quarter than the third quarter. Our fourth quarter 2005 growth rate was unusually low at 1%, which established a much smaller base for the fourth quarter 2006 calculation. Several of the factors adversely affecting our rate of reimbursement stabilized somewhat in the second half of 2005, but others have continued. Many payers are providing only inflationary increases in reimbursement rates, and in the case of out-of-network and workers’

compensation business, we are experiencing decreases in reimbursement rates, in some cases. In addition, Medicare rates, which serve as a benchmark for certain other rates, remain frozen until 2008. While we do not expect to be materially impacted by proposed changes to the Medicare reimbursement rates, which affects relatively little of our business, the uncertainty regarding these potential changes is affecting our negotiations with other payers with which we do business.

Measured in the local currency, our U.K. same store facility revenues grew 6% for the year ended December 2006, slightly less than the 7% experienced for the year ended December 31, 2005 with the growth driven largely by recent capital projects and operational improvements implemented in the first half of 2006. The growth experienced in our facilities was partially offset by the decline in referrals from the National Health Service.

The following table summarizes the revenue growth at our same store facilities:

	Years Ended December 31,
	2006	2005	2004

United States facilities:
Net revenue	9%	9%	17%
Surgical cases	7%	4%	7%
Net revenue per case(1)	2%	5%	9%
United Kingdom facilities:
Net revenue using actual exchange rates	7%	6%	32%
Net revenue using constant exchange rates(2)	6%	7%	18%
All same store facilities:
Net revenue using actual exchange rates	9%	9%	19%

(1)	Our overall domestic same store growth in net revenue per case was favorably impacted by the growth at our ten same store surgical hospitals, which on average perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. Net revenue per case of our same store ambulatory surgery remained flat for the year-ended December 31, 2006, as compared to the corresponding prior year period.

(2)	Calculated using 2006 exchange rates for both periods. We believe that using a constant currency translation rate more accurately reflects the trend of the business.

Joint Ventures with Not-for-Profit Hospitals

The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (de novos) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. Our acquisitions of Surgis in April 2006 and St. Louis facilities in January and August 2006, resulted in a large increase in the number of facilities we operate without a hospital partner. We are in active discussions with our hospital partners in several markets and expect to affiliate many of these facilities with a hospital partner in the future. Of the 14 facilities under construction at December 31, 2006, 13 involve a hospital partner. Four of these 13 facilities opened in January 2007. In addition, all four of our projects in the earlier stages of development involve a hospital partner. The following table summarizes the facilities we operate as of December 31, 2006, 2005, and 2004:

	2006	2005	2004

United States facilities(1):
With a hospital partner	78	66	48
Without a hospital partner(2)	60	30	36

Total U.S. facilities	138	96	84
United Kingdom facilities	3	3	3

Total facilities operated	141	99	87

Change from prior year-end:
De novo (newly constructed)	8	9	9
Acquisition	38	4	13
Disposals(3)	(4)	(1)	—

Total increase in number of facilities	42	12	22

(1)	At December 31, 2006, physicians own a portion of all of these facilities.

(2)	We acquired 33 facilities without a hospital partner in 2006, primarily as a result of the Surgis and St. Louis acquisitions. We are in active discussions with potential hospital partners for many of these recently acquired facilities.

(3)	We sold our ownership interests in facilities in Lyndhurst, Ohio and Chicago, Illinois during the first quarter of 2006. We also disposed of Surgis’ interests in two of its facilities, one in Phoenix, Arizona, the other in Ocean Springs, Mississippi.

Facility Operating Margins

U.S. facility operating margins for the year ended December 31, 2006 did not change significantly as compared to the prior year end. The decrease in margins experienced during the second and third quarter 2006 primarily related to unfavorable payor and case mix at several of our surgical hospitals. While these factors recovered somewhat during the fourth quarter, our year-over-year comparisons toward the end of the year were also favorably impacted by a below average performance in the fourth quarter of 2005. Overall, this resulted in a slight decline in facility operating margins for the year, but the drop was less significant than we experienced during the first nine months of the year. All of the surgical hospitals experiencing these adverse case and payer mixes have a hospital partner.

Our U.K. facilities, which comprise three of our 141 facilities overall, experienced a decrease in the overall facility margins primarily as a result of lower margins in the first two quarters of 2006 due to a decrease in referrals from the National Health Service, for which proportional expense reductions were not made.

The following table summarizes our year-over-year increases (decreases) in same store operating margins (see footnote 1 below):

	Year Ended December 31,
	2006		2005		2004

United States facilities:
With a hospital partner	(50	) bps	(270	) bps	250	bps
Without a hospital partner	(50)		(20)		30
Total U.S. facilities	(50)		(200)		230
United Kingdom facilities	(205	) bps	(90	) bps	(10	) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues increased by $109.2 million, or 23.3%, to $578.8 million for the year ended December 31, 2006 from $469.6 million for the year ended December 31, 2005. This increase consisted primarily of revenues of newly constructed or acquired facilities and growth of our same store facilities, offset by the deconsolidation of one of our Fort Worth facilities. Revenue growth contributed by facilities acquired or opened from December 31, 2005 to December 31, 2006, including the acquisition of Surgis, caused an increase of approximately $102.3 million in revenues. Included in this increase is the $6.8 million of other revenue related to the Surgis salary cost pass through provisions mentioned earlier. The deconsolidation of the Fort Worth facility caused a net $17.6 million decrease in revenue. The increase in revenues from same store facilities provided most of the remaining $24.5 million of revenue growth. The U.S. same store facilities performed approximately 7% more surgical cases, while net revenue per case grew 2% the twelve months ended December 31, 2006 as compared to the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2006 exchange rates for both periods, were $5.1 million higher during the year ended December 31, 2006 than in the corresponding prior year period. The U.S. dollar being weaker relative to the British pound in 2006 than in the corresponding prior year period resulted in a $1.4 million increase in revenues.

Equity in earnings of unconsolidated affiliates increased by $7.6 million, or 31.7% to $31.6 million for the year ended December 31, 2006 from $24.0 million for the year ended December 31, 2005. This increase is primarily attributed to the acquisition or construction of facilities and the deconsolidation of the Fort Worth facility. The number of facilities we account for under the equity method increased by 23, or 40%, from December 31, 2005 to December 31, 2006.

Operating expenses, excluding depreciation and amortization, increased by $88.4 million, or 27.0%, to $416.0 million for the year ended December 31, 2006 from $327.6 million for the year ended December 31, 2005. Operating expenses, excluding depreciation and amortization, increased as a percentage of revenues to 72.0% for the year ended 2006, from 69.7% for the year ended 2005. This increase as a percentage of revenues is mainly attributable to an increase in our equity-based compensation expense. Adopting new accounting rules requiring the expensing of stock options and other equity-based compensation effective January 1, 2006, together with other increases in our equity-based compensation expense, increased our operating expenses as a percentage of total revenues by 130 basis points in 2006. Also contributing to the increase are the salary cost pass through provisions of certain Surgis management agreements which resulted in our recording $6.8 million of both revenue and expense, and unfavorable case and payer mixes at some of our larger facilities.

Depreciation and amortization increased $4.3 million, or 13.9%, to $35.3 million for the year ended December 31, 2006 from $31.0 million for the year ended December 31, 2005. This amount increased due primarily as a result of depreciation of assets added through acquisitions and newly opened facilities. Depreciation and amortization as a percentage of revenues decreased to 6.0% for the year ended December 31, 2006 from 6.6% for the year ended December 31, 2005 due to our increased revenue.

Operating income increased $24.0 million, or 17.8%, to $159.1 million for the year ended December 31, 2006 from $135.1 million for the year ended December 31, 2005. Operating income, as a percentage of revenues, decreased to 27.5% for the year ended December 31, 2006 from 28.8% for the prior year, primarily as a result of the negative impact of changes in equity-based compensation expense, the Surgis management agreement gross-ups, and unfavorable case and payer mixes at some facilities, all described above, more than offsetting the leveraging of corporate overhead, depreciation, and amortization across more facilities.

Interest expense, net of interest income, increased $5.6 million, or 24.3%, to $28.6 million for the year ended December 31, 2006 from $23.0 million for the year ended December 31, 2005, primarily as a result of borrowings made under the revolving credit facility used to fund a portion of the Surgis acquisition.

Other expense, net of other income increased $13.6 million to $13.1 million of other expense for the year ended December 31, 2006 from $0.5 million of other income for the year ended December 31, 2005, primarily due to the August 2006 loss of $14.9 million related to the early retirement of our Senior Subordinated Notes (Notes). The repayment of the Notes was financed with the proceeds of a new $200.0 million term loan facility (the Term B facility). The loss represents the excess of payments made to retire the Notes over their carrying value, including writing off the unamortized portion of costs incurred in originally issuing the Notes.

Minority interests in income of consolidated subsidiaries increased $16.0 million, or 41.6%, to $54.5 million for the year ended December 31, 2006 from $38.5 million for the year ended December 31, 2005, primarily as a result of the net addition of 18 consolidating facilities from December 31, 2005 to December 31, 2006, and additionally due to the increased profitability of our existing consolidated facilities.

Provision for income taxes was $22.8 million, representing an effective tax rate of 36.2%, for the year ended December 31, 2006, compared to $26.4 million, representing an effective tax rate of 35.7%, for the year ended December 31, 2005, primarily as a result of minimal state tax benefit being generated by the loss on early retirement of debt. Although the loss generated a deduction for federal taxes, it generated only a minimal deduction for state tax purposes. Since the loss lowered taxable income, but only minimally lowered our state tax liability, our overall effective tax rate was higher for the year ended December 31, 2005 as compared to the prior year.

Income from continuing operations was $40.1 million for the year ended December 31, 2006 compared to $47.6 million for the year ended December 31, 2005. Excluding the loss from early termination of debt of $9.7 million, net of tax, income from continuing operations increased $2.2 million as compared to prior year. This $2.2 million increase primarily results from the increased revenues being partially offset by incremental equity-based compensation expense, as discussed above.

In the first quarter of 2006, we sold our operations in Lyndhurst, Ohio, which competed with a facility operated by Surgis. As a result, our consolidated statements of income and the year over year comparison below reflects the historical results of its operations in discontinued operations for all years presented. We recorded a loss on the sale of approximately $5.7 million, net of tax.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues increased by $86.4 million, or 22.5%, to $469.6 million for the year ended December 31, 2005 from $383.2 million for the year ended December 31, 2004. This increase consisted primarily of revenues of newly constructed or acquired facilities and additionally growth of our same store facilities. The net addition of consolidating facilities from December 31, 2004 to December 31, 2005 caused an increase of approximately $52.0 million of revenues, while revenues from same store facilities drove most of the remaining $34.4 million of revenue growth. The U.S. same store facilities performed approximately 4% more surgical cases and received an average of approximately 5% more per case during the year ended December 31, 2005 than in the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2004 exchange rates for both periods, were $5.7 million higher during the year ended December 31, 2005 than in the corresponding prior year period. The U.S. dollar being stronger relative to the British pound in 2005 than in the corresponding prior year period resulted in a $0.7 million decrease in U.K. revenues.

Equity in earnings of unconsolidated affiliates increased by $5.4 million, or 29.0% to $24.0 million for the year ended December 31, 2005 from $18.6 million for the year ended December 31, 2004. This increase is primarily attributed to our increased focus on joint ventures with hospital partners, the ramp up of facilities opened in 2004, and increased ownership in nine facilities we operate in the Dallas/Fort Worth market.

Operating expenses, excluding depreciation and amortization, increased by $59.8 million, or 22.3%, to $327.6 million for the year ended December 31, 2005 from $267.8 million for the year ended December 31, 2004. Operating expenses, excluding depreciation and amortization, decreased slightly as a percentage of revenues to 69.7% for the year ended 2005, from 69.9% for the year ended 2004. This decrease as a percentage of revenues is primarily attributable to the growth in facilities opened in 2004 and our leveraging corporate overhead over a larger number of facilities.

Depreciation and amortization increased $4.2 million, or 15.7%, to $31.0 million for the year ended December 31, 2005 from $26.8 million for the year ended December 31, 2004. This amount increased due primarily as a result of depreciation of assets added through acquisitions and newly opened facilities. Depreciation and amortization as a percentage of revenues decreased to 6.6% for the year ended December 31, 2005 from 7.0% for the year ended December 31, 2004 due to our increased revenue.

Operating income increased $27.8 million, or 25.9%, to $135.1 million for the year ended December 31, 2005 from $107.3 million for the year ended December 31, 2004. Operating income, as a percentage of revenues, increased to 28.8% for the year ended December 31, 2005 from 28.0% for the prior year, primarily as a result of our leveraging corporate overhead and the growth in margins at facilities opened in 2004.

Interest expense, net of interest income, decreased $1.8 million, or 7.3%, to $23.0 million for the year ended December 31, 2005 from $24.8 million for the year ended December 31, 2004, primarily as a result of additional interest income earned on our increased cash balance, which resulted from the sale of our Spanish operations during 2004, more than offsetting our subsidiaries borrowing a portion of the costs of developing and expanding facilities.

Other expense, net of other income decreased $1.9 million to $0.5 million of other income for the year ended December 31, 2005 from $1.4 million of expense for the year ended December 31, 2004, primarily due to the 2004 loss of $1.6 million related to the early termination of a credit facility.

Minority interests in income of consolidated subsidiaries increased $8.2 million, or 26.9%, to $38.5 million for the year ended December 31, 2005 from $30.3 million for the year ended December 31, 2004, primarily as a result of our adding seven consolidating facilities in the fourth quarter of 2004 and additionally due to the increased profitability of our existing facilities.

Provision for income taxes was $26.4 million, representing an effective tax rate of 35.7%, for the year ended December 31, 2005, compared to $18.0 million, representing an effective tax rate of 35.5%, for the year ended December 31, 2004.

Income from continuing operations was $47.6 million for the year ended December 31, 2005 compared to $37.7 million for the year ended December 31, 2004. This increase of 45.6%, or $14.9 million, results primarily from the increases in revenues, equity in earnings of unconsolidated affiliates and improved economies of scale related to expenses discussed above.

Effective September 9, 2004 we sold our Spanish operations. As a result, our 2004 consolidated statement of income reflects the historical results of our Spanish operations in discontinued operations. During 2005 we finalized the calculation of the tax liability arising from our sale of the Spanish operations, and provided for additional legal costs associated with the sale, which resulted in a $0.2 million increase to the net gain on the sale. Additionally, we reclassified the operations of our Lyndhurst facility, which was sold in 2006, to discontinued operations for all years presented in our consolidated statements of income. The after-tax losses from discontinued operations related to Lyndhurst in 2005 and 2004 were approximately $0.5 million and $0.2 million, respectively.

Liquidity and Capital Resources

	Years Ended December 31,
	2006	2005	2004

Net cash provided by operating activities	$102,504	$107,142	$81,098
Net cash used in investing activities	(282,151)	(102,178)	(19,175)
Net cash provided by financing activities	81,065	32,119	1,458

Overview

At December 31, 2006, we had cash and cash equivalents totaling $31.7 million, as compared to $130.4 million at December 31, 2005. The decrease is primarily attributable to our using $112.0 million of cash on hand to fund a portion of the Surgis purchase price and investing most of the operating cash flows we generated in 2006 in the acquisition and development of additional surgical facilities. On a net basis, our investing activities were also funded in part by our collecting, in December 2006, the remaining $19.8 million of proceeds from the sale of our Spanish operations, which we sold in 2004. Our net borrowings for the year largely can be attributed to our borrowing $87.0 million to fund the Surgis acquisition. Our other financing activities, consisting primarily of the refinancing of our $150.0 million of senior subordinated notes using a new term loan and the expansion of our cash management program to encompass more of our unconsolidated affiliates, largely offset each other. A more detailed discussion of changes in our liquidity follows.

Operating Activities

Our cash flows from operating activities were $102.5 million, $107.1 million, and $81.1 million in 2006, 2005, and 2004, respectively. The 2005 figure was favorably impacted by an $11.8 million collection of other receivables during the first half of 2005 that did not occur in the other years. In addition, the 2006 amount of operating cash flows is $3.0 million lower than it would have been had new accounting rules with respect to equity compensation not gone into effect January 1, 2006. These rules require that a portion of the tax benefit related to exercises and dispositions of equity awards be classified within financing activities rather than operating activities.

A significant element of our cash flows from operating activities is the collection of patient receivables and the timing of payments to our vendors and service providers. Collections efforts for patient receivables are conducted primarily by our personnel at each facility or in centralized service centers for some metropolitan areas with multiple facilities. These collection efforts are facilitated by our patient accounting system, which prompts individual account follow-up through a series of phone calls and/or collection letters written 30 days after a procedure is billed and at 30 day intervals thereafter. Bad debt reserves are established in increasing percentages by aging category based on historical collection experience. Generally, the entire amount of all accounts remaining uncollected 180 days after the date of service are written off as bad debt and sent to an outside collection agency. Net amounts received from collection agencies are recorded as recoveries of bad debts. The increase in cash related to accounts payable and other current liabilities was $5.7 million. Our operating cash flows, including changes in accounts payable and other current liabilities, are impacted by the timing of payments to our vendors. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. In 2006, 2005 and 2004, we did not make any significant changes to our payment timing to our vendors.

Our net working capital deficit was $41.8 million at December 31, 2006 as compared to positive working capital of $90.9 million in the prior year. The decreases in cash and working capital were primarily due to our using $112.0 million of cash on hand to fund a portion of the Surgis purchase price. The overall negative working capital position at December 31, 2006 is primarily the result of $76.4 million due to affiliates associated with our cash management system being employed for our unconsolidated facilities. As discussed further below, we have sufficient availability under our revolving credit agreement, together with our operating cash flows, to service our obligations.

Investing Activities

During the years ended December 31, 2006, 2005 and 2004 our net cash used for investing activities was $282.2 million, $102.2 million and $19.2 million, respectively. The majority of the cash used in our investing activities relates to our purchases of businesses, incremental investment in unconsolidated affiliates and purchases of property and equipment. The $282.2 million of cash used in investing activities in 2006 was funded primarily from cash on hand as well as draws upon our revolving credit facility. The $102.2 million of cash used in 2005 was funded primarily with the proceeds of the sale of our Spanish operations and cash flows from operations. The $19.2 million of cash used in 2004 was abnormally low due to our receiving net proceeds of $141.1 million from the sale of our Spanish subsidiary in 2004. During 2006, we received $28.3 million of cash proceeds from selling our interests in certain facilities, of which the most significant component was the receipt of $19.8 million as final payment for our Spanish operations.

Acquisitions

During 2006, we invested $280.9 million, net of cash received, for the purchase of businesses and investments in unconsolidated affiliates. These transactions in 2006 are summarized as follows:

•	$193.1 million, net of $5.9 million of cash acquired, was paid for 100% of the equity interests in Surgis, Inc., a privately-held, Nashville-based owner and operator of surgery centers;

•	$58.9 million was paid to acquire controlling interests in eight ambulatory surgery centers in the St. Louis, Missouri area;

•	$10.9 million was paid to acquired a controlling interest in an ambulatory surgery center in Rockwall, Texas;

•	$4.1 million was paid for an investment in a joint venture with one of our not-for-profit hospital partners, which the joint venture used to acquire ownership in a surgery center in the Sacramento, California area;

•	$3.8 million was paid to acquire a surgery center and related real estate in Corpus Christi, Texas;

•	$3.7 million was invested in a joint venture with one of our not-for-profit hospital partners, which the joint venture used to acquire ownership in two surgery centers in the Lansing, Michigan area.

•	$3.1 million was paid to sellers based on certain financial targets or objectives being met for acquired facilities or based upon the resolution of certain contingencies;

•	$1.3 million of additional purchase price related to the purchase of additional ownership in 2005 in a facility in Eatontown, New Jersey;

•	$2.0 million net payment related to other purchases and sales of equity interests and contributions of cash to equity method investees.

During 2005 and 2004, we invested $60.5 million and $131.1 million, respectively (all net of cash acquired) to make similar acquisitions. These transactions are summarized in this Item 7 under the caption “Acquisitions, Equity Investments and Development Projects.”

As part of our business strategy, we have made, and expect to continue to make, selective acquisitions in existing markets to leverage our existing knowledge of these markets and to improve operating efficiencies. Additionally, we may also make acquisitions in selective new markets. In making such acquisitions, we may use available cash on hand or draw upon our revolving credit facility as discussed below.

Property and Equipment/Facilities under Development

In 2006, approximately $14.7 million of the property and equipment purchases related to ongoing development projects, and the remaining $16.6 million primarily represents purchase of equipment at existing facilities. We added $30.8 million of property and equipment in 2005, of which $12.4 million related to ongoing development projects and the remaining $18.4 million related to purchases at existing facilities. Additionally, in 2004, we added $11.1 million of property and equipment for development projects and purchased $12.6 million of property and equipment for existing facilities.

Currently, we and our affiliates have ten surgery centers under construction and four additional surgery centers in the development stage in the United States. Costs to develop a short-stay surgical facility, which include construction, equipment and initial operating losses, vary depending on the range of specialties that will be undertaken at the facility. Our affiliates have budgeted an average of $4.7 million for development costs for each of the ten surgery center projects. Development costs are typically funded with approximately 50% debt at the entity level with the remainder provided as equity from the owners of the entity. We have made substantially all of the equity contributions to which we are obligated for the projects under construction. Additionally, as each of these facilities becomes operational, each will have obligations associated with debt and capital lease arrangements.

Generally, we estimate that we will add 12 to 15 facilities per year, with the majority being new facilities developed by us. This program will continue to require substantial capital resources, which for this number of facilities we would estimate to range from $60.0 million to $80.0 million per year over the next three years. If we identify strategic acquisition opportunities that are larger than usual for us, then these costs could increase greatly. For example, during January 2006, we acquired interests in five surgery centers in the St. Louis market for approximately $50.3 million, of which $8.3 million was paid in December 2005. We acquired three additional facilities in the St. Louis market for approximately $16.6 million in August 2006. In April 2006, we acquired Surgis for approximately $193.1 million, net of cash acquired.

Other than the specific transactions described above, our acquisition and development activities primarily include the development of new facilities, buyups of additional ownership in facilities we already operate, and acquisitions of additional facilities. These activities also include, in some cases, payments of additional purchase price to the sellers of acquired facilities based upon the resolution of certain contingencies or based upon acquired facilities achieving certain financial targets. We currently estimate that we will pay approximately $0.8 million related to these obligations which is payable during 2007, is based on contingencies that have been resolved, and accordingly has been accrued as an increase to intangible assets and other accrued expenses in our December 31, 2006 consolidated balance sheet. It is also possible we may have to pay the buyers of our Spanish operations up to approximately €1 million (approximately $1.3 million at December 31, 2006) plus interest related to a Spanish tax contingency for which we indemnified the buyers, although we do not presently believe the likelihood of our making any such payment is probable, as discussed more fully in the notes to our consolidated financial statements. In addition, the operations of our existing surgical facilities will require ongoing capital expenditures. The amount and timing of these purchases and related cash outflows in future periods is difficult to predict and is dependent on a number of factors including hiring of employees, the rate of change in technology/equipment used in our business and our business outlook.

Financing Activities

Cash flows from financing activities was $81.1 million, $32.1 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Historically, our cash flows from financing activities have been received through proceeds from long-term debt, offset by payments on long-term debt, as well as proceeds received from the issuance of our common stock. In 2005 and 2006, we have also expanded our cash management program to include unconsolidated affiliates, which increased our cash flows from financing activities.

Debt

On February 21, 2006, we entered into a revolving credit facility with a group of commercial lenders providing for borrowings of up to $200.0 million for acquisitions and general corporate purposes in the United States. Under the terms of the facility, we may invest up to $40.0 million for an individual acquisition (other than Surgis) and up to a total of $20.0 million in the United Kingdom. Borrowings under the credit facility bear interest at rates of 1.00% to 2.25% over LIBOR and mature on February 21, 2011. The facility is secured by a pledge of the stock held in our wholly-owned domestic subsidiaries. We pay a quarterly commitment fee (currently 0.38% per annum) on the average daily unused commitment. The maximum availability under the facility is based upon pro forma EBITDA for our domestic operations for the previous four quarters, including EBITDA from acquired entities. At December 31, 2006, no amounts were outstanding and approximately $141.5 million was available for borrowing based on actual reported consolidated financial results. Assuming we were to use any borrowings to make acquisitions priced using multiples of EBITDA similar to those we have historically paid, $198.4 million would be available for borrowing at December 31, 2006. The revolving credit facility also provides that up to $20.0 million of the commitment can, at our option, be accessed in the form of letters of credit. The outstanding letters of credit incur an annual fee of currently 1.875%. At December 31, 2006, we had outstanding letters of credit totaling $1.6 million. Any outstanding letters of credit decrease the amount available for borrowing under the revolving credit facility.

We originally borrowed $87.0 million under the revolving credit facility to partially fund our acquisition of Surgis in April 2006. After borrowing the funds, we continued to make payments to reduce the amounts outstanding under the credit facility. In December 2006, we used a majority of the final proceeds received from the buyers of our Spanish operations to fully repay all amounts outstanding under this credit facility.

We entered into a term loan facility (Term B) with a group of commercial lenders on August 7, 2006 to finance the repurchase of our Senior Subordinated Notes (see below), repay a portion of the outstanding loans under existing credit agreements and pay fees related thereto. The agreement provides for a term borrowing of $200.0 million, bears interest at LIBOR plus a margin of 1.75%, and matures in June 2013. The agreement is secured by a pledge of the stock held in our wholly-owned domestic subsidiaries. At December 31, 2006, we had $199.0 million outstanding under the agreement, at an interest rate of approximately 7.15%.

Both the revolving credit facility and the Term B contain various restrictive covenants, including financial covenants that limit our ability and the ability of certain subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale-lease back transactions or sell assets or capital stock. We were in compliance with all covenants under both agreements at December 31, 2006.

In December 2001, a wholly-owned subsidiary of our Company issued $150.0 million in aggregate principal amount of 10% Senior Subordinated Notes due 2011 (Notes). We received net proceeds of $143.5 million after offering costs of $5.3 million and a discount of $1.2 million. In August 2006, we completed a tender offer for all of our outstanding Notes. The purchase of the Notes was financed with the proceeds of the Term B. The total cost of the tender offer was approximately $162.8 million. We recorded an after-tax loss of $9.7 million during the third quarter of 2006 as a result of this early retirement.

Our credit agreement in the United Kingdom provides for total borrowings of £55.0 million (approximately $107.7 million as of December 31, 2006) under four separate facilities. By December 31, 2006, our historical borrowings under this agreement totaled $105.4 million, and we have repaid $35.3 million, leaving a balance outstanding of $70.1 million at December 31, 2006, at an interest rate of approximately 6.61% and $2.3 million available for borrowing, primarily for capital projects specified in the agreement. Borrowings under the United Kingdom credit facility bear interest at rates of 1.50% to 2.00% over LIBOR and mature in April 2010. We pledged the capital stock of our U.K. subsidiaries to secure borrowings under the United Kingdom credit facility. We were in compliance with all covenants under our U.K. credit agreement as of December 31, 2006.

Stock Option and Stock Purchase Plans

We receive proceeds from common stock through the exercise of stock options and the purchase of common stock through our employee stock purchase plan. Proceeds from the sale of common stock totaled $7.4 million, $11.0 million and $9.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in the plans and general market conditions. Also see our discussion of “Merger Agreement” below.

As our stock price rises, more participants are “in the money” in their options, and thus, more likely to exercise their options, which results in cash to us. As our stock price decreases, more of our employees are “out of the money” or “under water” in regards to their options, and therefore, choose not to exercise their options. As a result, less proceeds will be received related to stock options as currently issued options are exercised or forfeited. Additionally, in recent years, we have migrated from stock options to share awards as our primary form of equity based compensation. When share awards vest and are sold by participants, we do not receive any cash proceeds.

Contractual Cash Obligations

Our contractual cash obligations as of December 31, 2006 may be summarized as follows:

	Payments Due by Period
		Within			Beyond
Contractual Cash Obligations	Total	1 Year	Years 2 and 3	Years 4 and 5	5 Years
	(In thousands)

Long term debt obligations (principal plus interest)(1):
U.S. Term loan facility (Term B)	$199,000	$2,000	$4,000	$4,000	$189,000
U.K. credit facility	80,128	12,278	27,608	40,242	—
Other debt at operating subsidiaries	38,254	11,565	18,259	7,626	804
Capitalized lease obligations	78,479	9,137	16,414	11,757	41,171
Operating lease obligations	77,514	14,458	24,454	17,095	21,507

Total contractual cash obligations	$473,375	$49,438	$90,735	$80,720	$252,482

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the December 31, 2006 rates applicable to each debt instrument.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have minority interest holders who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $78.2 million at December 31, 2006, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 49.4% at December 31, 2006. Additionally, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements.

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

Merger Agreement

On January 8, 2007, we announced that we had entered into an Agreement and Plan of Merger dated as of January 7, 2007 (the “Merger Agreement”) with UNCN Holdings, Inc. (“Parent”) and UNCN Acquisition Corp. (“Merger Sub”). Parent and Merger Sub are affiliates of Welsh, Carson, Anderson & Stowe X, L.P. (“Welsh Carson”). The transaction is valued at $31.05 per common share, or approximately $1.8 billion, including the assumption of certain of our debt obligations pursuant to the merger.

Parent has obtained debt and equity financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Parent to pay the merger consideration and all related fees and expenses. Consummation of the merger is not subject to a financing condition, but it is subject to customary closing conditions including (i) the approval and adoption of the Merger Agreement by our stockholders, (ii) the absence of certain legal impediments to the consummation of the merger and (iii) the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Our capitalization, liquidity and capital resources will change substantially if the merger is approved by our stockholders and the related recapitalization transactions are completed. Upon the closing of the merger transactions, we will be highly leveraged. Our liquidity requirements will be significant, primarily due to debt service requirements and financing costs relating to the indebtedness expected to be incurred in connection with the closing of the merger.

Off-Balance Sheet Arrangements

As a result of our strategy of partnering with physicians and not-for-profit health systems, we do not own controlling interests in the majority of our facilities. We account for 80 of our 141 surgical facilities under the equity method. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At December 31, 2006, the total debt on the balance sheets of our unconsolidated affiliates was approximately $169.3 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 29.2% at December 31, 2006. USPI or one of its wholly-owned subsidiaries had collectively guaranteed $21.7 million of the $169.3 million in total debt of our unconsolidated affiliates as of December 31, 2006. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly-owned subsidiary had guaranteed $16.3 million as of December 31, 2006. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

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

Related Party Transactions

We have entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 4.0% to 8.0%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $25.7 million, $18.8 million, and $14.9 million in 2006, 2005 and 2004, respectively, and are included in management and contract service revenue in our consolidated statements of income.

We regularly engage in purchases and sales of ownership interests in our facilities. We operate 23 surgical facilities in partnership with the Baylor Health Care System (Baylor) and local physicians in the Dallas/Fort Worth area. Some of these facilities are subsidiaries of our company; some are subsidiaries of Baylor. Baylor’s Chief Executive Officer, Joel T. Allison, is a member of our board of directors.

During July 2006, Baylor acquired an additional 10.82% interest in a facility it already co-owned with us and local physicians, which transferred control of the facility from us to Baylor. As a result, we now account for our investment in this facility under the equity method. The interest was acquired from us in exchange for $4.8 million in cash. As the operations and profitability of this facility have grown significantly since acquiring it in 2001, a $2.0 million pretax gain was generated on the sale. This gain will be deferred until a contingency in the purchase agreement is resolved, which is currently expected to occur by December 31, 2007. We believe that the sales price was negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating what impact, if any, SFAS 157 will have on our consolidated financial position, results of operations, cash flows and disclosures.

Also in September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (SFAS 158). SFAS 158 requires recognition of the funded status of a benefit plan in the consolidated balance sheet. SFAS 158 also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS 158’s recognition and disclosure elements are effective for fiscal years ending after December 15, 2006 and its measurement elements are effective for fiscal years ending after December 15, 2008. The adoption of the recognition provisions of SFAS 158 did not have a material impact on our consolidated financial position, results of operations, cash flows and disclosures. See Note 15 to our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. The SAB requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 became effective in fiscal 2006. The adoption of SAB 108 did not have a material impact on our financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime or LIBOR. At December 31, 2006, $23.0 million of our outstanding debt was in fixed rate instruments and the remaining $275.9 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $2.8 million.

Our United Kingdom revenues are a significant portion of our total revenues. We are exposed to risks associated with operating internationally, including foreign currency exchange risk and taxes and regulatory changes. Our United Kingdom operations operate in a natural hedge to a large extent because both expenses and revenues are denominated in local currency. Additionally, our borrowings and capital lease obligations in the United Kingdom are currently denominated in local currency. Historically, the cash generated from our operations in the

United Kingdom has been utilized within that country to finance development and acquisition activity as well as for repayment of debt denominated in local currency. Accordingly, we have not generally utilized financial instruments to hedge our foreign currency exchange risk. An exception to this was the forward contract we entered into with a currency broker in September 2004 for the purpose of hedging the €16.0 million deferred portion of the sales price for our Spanish operations, which we sold in 2004. This contract locked in the receipt of $19.8 million at the end of the deferral period and was settled in December 2006.

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

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our reports filed with the Commission. There have been no significant changes in our internal controls which could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets.

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design and testing of the operational effectiveness of the Company’s internal control over financial reporting. USPI acquired several subsidiaries and equity method investments during 2006. Accordingly, management’s evaluation excluded the following subsidiaries and equity method investments acquired during 2006, with total assets of $329.1 million and total revenues of $100.7 million included in the Company’s consolidated financial statements as of and for the year ended December 31, 2006:

•	Surgis, Inc.

•	USP Creve Coeur, Inc.

•	USP Chesterfield, Inc.

•	USP St. Peters, Inc.

•	USP Olive, Inc.

•	USP Sunset Hills

•	USP Bridgeton, Inc.

•	USP Columbia, Inc.

•	USP Florissant, Inc.

•	Shoreline Real Estate Partnership, L.L.P.

•	Shoreline Surgery Center, L.L.P.

•	USP Richmond II, Inc. (Investment in St. Mary’s Ambulatory Surgery Center, L.L.C.)

•	USP Sacramento, Inc. (Investment in Roseville Surgery Center, L.P.)

•	THVG/HealthFirst, L.L.C. (Investments in Huguley Surgery Center, L.L.P. and Rockwall Ambulatory Surgery Center, L.L.P.)

•	USP Midwest, Inc. (Investment in Hinsdale Surgical Center, L.L.C.)

•	USP Mission Hills, Inc. (Investment in Santa Clarita Surgery Center, LP)

•	USP New Jersey, Inc. (Investment in Northern Monmouth Regional Surgery Center, L.L.C.)

•	USP Houston, Inc. (Investments in Memorial Herrmann Surgery Center Southwest, L.L.P. and Memorial Herrmann Surgery Center Sugarland, L.L.P.)

•	USP Michigan, Inc. (Investments in Genesis ASC Partners, L.L.C. and Lake Lansing ASC Partners, L.L.C.)

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

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

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The response to this item will be included in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The response to this item will be included in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item will be included in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item will be included in the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following financial statements are filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
United Surgical Partners International, Inc.:

We have audited the accompanying consolidated balance sheets of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Surgical Partners International, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Surgical Partners International, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, United Surgical Partners International, Inc. adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment.

KPMG LLP

Dallas, Texas
February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
United Surgical Partners International, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that United Surgical Partners International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Surgical Partners International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that United Surgical Partners International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, United Surgical Partners International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

United Surgical Partners International, Inc. acquired several subsidiaries and equity method investments during 2006, and management excluded from its assessment of the effectiveness of United Surgical Partners International, Inc.’s internal control over financial reporting as of December 31, 2006, the internal control over financial reporting associated with total assets of $329.1 million and total revenues of $100.7 million included in the consolidated financial statements of United Surgical Partners International, Inc. and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of United Surgical Partners International, Inc. also excluded an evaluation of the internal control over financial reporting of the subsidiaries and equity method investments listed below:

•	Surgis, Inc.

•	USP Creve Coeur, Inc.

•	USP Chesterfield, Inc.

•	USP St. Peters, Inc.

•	USP Olive, Inc.

•	USP Sunset Hills

•	USP Bridgeton, Inc.

•	USP Columbia, Inc.

•	USP Florissant, Inc.

•	Shoreline Real Estate Partnership, L.L.P.

•	Shoreline Surgery Center, L.L.P.

•	USP Richmond II, Inc. (Investment in St. Mary’s Ambulatory Surgery Center, L.L.C.)

•	USP Sacramento, Inc. (Investment in Roseville Surgery Center, L.P.)

•	THVG/HealthFirst, L.L.C. (Investments in Huguley Surgery Center, L.L.P. and Rockwall Ambulatory Surgery Center, L.L.P.)

•	USP Midwest, Inc. (Investment in Hinsdale Surgical Center, L.L.C.)

•	USP Mission Hills, Inc. (Investment in Santa Clarita Surgery Center, LP)

•	USP New Jersey, Inc. (Investment in Northern Monmouth Regional Surgery Center, L.L.C.)

•	USP Houston, Inc. (Investments in Memorial Herrmann Surgery Center Southwest, L.L.P. and Memorial Herrmann Surgery Center Sugarland, L.L.P.)

•	USP Michigan, Inc. (Investments in Genesis ASC Partners, L.L.C. and Lake Lansing ASC Partners, L.L.C.)

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Surgical Partners International, Inc., and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
February 28, 2007

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
	(In thousands, except
	per share amounts)

ASSETS
Cash and cash equivalents	$31,740	$130,440
Patient receivables, net of allowance for doubtful accounts of $9,955 and $6,656, respectively	58,525	44,501
Other receivables (Note 4)	16,973	10,253
Inventories of supplies	9,108	7,819
Deferred tax asset, net	14,238	11,654
Prepaids and other current assets	13,264	8,443

Total current assets	143,848	213,110
Property and equipment, net (Note 5)	299,829	259,016
Investments in affiliates (Note 3)	158,499	100,500
Goodwill and intangible assets, net (Note 6)	621,264	422,556
Other assets (Note 2)	8,416	33,659

Total assets	$1,231,856	$1,028,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$24,436	$19,095
Accrued salaries and benefits	26,145	19,572
Due to affiliates	76,398	34,997
Accrued interest	1,742	1,506
Current portion of long-term debt (Note 7)	26,373	15,922
Other accrued expenses	30,588	31,072

Total current liabilities	185,682	122,164

Long-term debt, less current portion (Note 7)	320,957	270,564
Other long-term liabilities	10,857	4,474
Deferred tax liability, net	42,256	36,591

Total liabilities	559,752	433,793
Minority interests (Note 3)	72,830	63,998
Commitments and contingencies (Notes 8 and 15)
Stockholders’ equity (Notes 9 and 12)
Common stock, $0.01 par value; 200,000 shares authorized; 44,714 and 44,320 shares issued at December 31, 2006 and 2005, respectively	447	443
Additional paid-in capital	382,327	375,656
Treasury stock, at cost, 4 and 37 shares at December 31, 2006 and 2005, respectively	(109)	(831)
Deferred compensation	—	(14,128)
Accumulated other comprehensive income, net of tax	16,349	3,896
Retained earnings	200,260	166,014

Total stockholders’ equity	599,274	531,050

Total liabilities and stockholders’ equity	$1,231,856	$1,028,841

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenues:
Net patient service revenue	$518,788	$432,727	$344,727
Management and contract service revenue	52,236	35,904	37,642
Other revenue	7,801	970	817

Total revenues	578,825	469,601	383,186
Equity in earnings of unconsolidated affiliates	31,568	23,998	18,626
Operating expenses:
Salaries, benefits, and other employee costs	160,979	119,525	97,927
Medical services and supplies	104,382	83,652	62,977
Other operating expenses	99,623	84,762	71,435
General and administrative expenses	40,950	30,275	27,493
Provision for doubtful accounts	10,100	9,355	7,933
Depreciation and amortization	35,300	30,980	26,761

Total operating expenses	451,334	358,549	294,526

Operating income	159,059	135,050	107,286
Interest income	4,069	4,455	1,591
Interest expense	(32,716)	(27,471)	(26,430)
Loss on early retirement of debt (Note 7)	(14,880)	—	(1,635)
Other	1,778	533	247

Total other expense, net	(41,749)	(22,483)	(26,227)
Income before minority interests	117,310	112,567	81,059
Minority interests in income of consolidated subsidiaries	(54,452)	(38,521)	(30,344)

Income from continuing operations before income taxes	62,858	74,046	50,715
Income tax expense	(22,773)	(26,430)	(17,986)

Income from continuing operations	40,085	47,616	32,729
Discontinued operations, net of tax (Note 2):
Income (loss) from discontinued operations	(96)	(477)	3,108
Net gain (loss) on disposal of discontinued operations	(5,743)	155	50,338

Total earnings (loss) from discontinued operations	(5,839)	(322)	53,446

Net income	$34,246	$47,294	$86,175

Net income (loss) per share:
Basic:
Continuing operations	$0.92	$1.11	$0.78
Discontinued operations	(0.14)	(0.01)	1.28

Total	$0.78	$1.10	$2.06

Diluted:
Continuing operations	$0.88	$1.06	$0.74
Discontinued operations	(0.13)	(0.01)	1.22

Total	$0.75	$1.05	$1.96

Weighted average number of common shares
Basic	43,723	42,994	41,913
Diluted	45,466	44,977	43,948

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Net income	$34,246	$47,294	$86,175
Other comprehensive income (loss):
Foreign currency translation adjustments	13,104	(9,975)	2,515
Minimum pension liability adjustment, net of tax	(434)	(549)	(235)
Net unrealized gains on securities, net of tax	—	—	70
Reclassifications due to sale of Spanish operations:
Foreign currency translation adjustments	—	—	(20,563)
Net unrealized losses on securities, net of tax	—	—	(219)

Other comprehensive income (loss)	12,670	(10,524)	(18,432)

Comprehensive income	$46,916	$36,770	$67,743

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2006, 2005 and 2004

						Receivables	Accumulated
	Common Stock		Additional			from Sales	Other
	Outstanding		Paid-In	Treasury	Deferred	of Common	Comprehensive	Retained
	Shares	Par Value	Capital	Stock	Compensation	Stock	Income (Loss)	Earnings	Total
	(In thousands)

Balance, December 31, 2003	41,479	$415	$330,381	$(986)	$(4,548)	$(1)	$32,852	$32,542	$390,655
Issuance of common stock and exercise of stock options	1,508	15	18,674	1,077	(5,113)	1	—	3	14,657
Repurchases of common stock	(18)	—	(7)	(411)	—	—	—	—	(418)
Amortization of deferred compensation	—	—	—	—	1,972	—	—	—	1,972
Net income	—	—	—	—	—	—	—	86,175	86,175
Foreign currency translation adjustments	—	—	—	—	—	—	2,515	—	2,515
Unrealized gains on securities	—	—	—	—	—	—	70	—	70
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(235)	—	(235)
Reclassifications due to sale of Spanish operations	—	—	—	—	—	—	(20,782)	—	(20,782)

Balance, December 31, 2004	42,969	430	349,048	(320)	(7,689)	—	14,420	118,720	474,609
Issuance of common stock and exercise of stock options	1,346	13	26,608	363	(10,454)	—	—	—	16,530
Repurchases of common stock	(32)	—	—	(874)	—	—	—	—	(874)
Amortization of deferred compensation	—	—	—	—	4,015	—	—	—	4,015
Net income	—	—	—	—	—	—	—	47,294	47,294
Foreign currency translation adjustments	—	—	—	—	—	—	(9,975)	—	(9,975)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(549)	—	(549)

Balance, December 31, 2005	44,283	443	375,656	(831)	(14,128)	—	3,896	166,014	531,050
Reclassification of deferred compensation upon adoption of SFAS 123R	—	—	(14,128)	—	14,128	—	—	—	—
Issuance of common stock and exercise of stock options	480	4	8,825	2,394	—	—	—	—	11,223
Repurchases of common stock	(53)	—	—	(1,672)	—	—	—	—	(1,672)
Equity-based compensation expense	—	—	11,974	—	—	—	—	—	11,974
Net income	—	—	—	—	—	—	—	34,246	34,246
Foreign currency translation adjustments	—	—	—	—	—	—	13,104	—	13,104
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(434)	—	(434)
Adjustment to initially apply SFAS 158, net of tax (Note 15)	—	—	—	—	—	—	(217)	—	(217)

Balance, December 31, 2006	44,710	$447	$382,327	$(109)	$—	$—	$16,349	$200,260	$599,274

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$34,246	$47,294	$86,175
Adjustments to reconcile net income to net cash provided by operating activities:
(Earnings) loss from discontinued operations	5,839	322	(53,446)
Provision for doubtful accounts	10,100	9,355	7,933
Depreciation and amortization	35,300	30,980	26,761
Amortization of debt issue costs and discount	912	770	1,766
Deferred income taxes	6,294	2,041	4,619
Loss on early retirement of debt	14,880	—	1,635
Equity in earnings of unconsolidated affiliates, net of distributions received	(4,104)	(3,958)	(3,248)
Minority interests in income of consolidated subsidiaries, net of distributions paid	272	1,222	4,916
Equity-based compensation	11,974	4,514	3,299
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(14,132)	(10,165)	(13,508)
Other receivables	(3,744)	8,504	(1,188)
Inventories of supplies, prepaids and other assets	(2,522)	(646)	(2,225)
Accounts payable and other current liabilities	5,673	10,744	15,166
Other long-term liabilities	1,516	6,165	2,443

Net cash provided by operating activities	102,504	107,142	81,098

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(280,913)	(60,491)	(131,123)
Proceeds from sales of businesses and equity interests	28,335	—	141,132
Purchases of property and equipment	(31,302)	(30,771)	(23,676)
Returns of capital from unconsolidated affiliates	1,670	201	9
(Increase) decrease in deposits and notes receivable	59	(11,117)	(5,517)

Net cash used in investing activities	(282,151)	(102,178)	(19,175)

Cash flows from financing activities:
Proceeds from long-term debt	306,076	17,114	18,341
Payments on long-term debt	(275,426)	(18,101)	(25,945)
Proceeds from issuance of common stock and related income tax benefit	10,377	10,954	9,598
Increase in cash held on behalf of unconsolidated affiliates	41,161	23,541	—
Returns of capital to minority interest holders	(1,123)	(1,389)	(536)

Net cash provided by financing activities	81,065	32,119	1,458

Cash flows of discontinued operations:
Operating cash flows	157	763	4,173
Investing cash flows	5	(255)	(9,664)
Financing cash flows	(173)	(541)	6,802
Effect of exchange rate changes	—	—	(2)

Net cash provided by (used in) discontinued operations	(11)	(33)	1,309

Effect of exchange rate changes on cash	(107)	(77)	258

Net increase (decrease) in cash and cash equivalents	(98,700)	36,973	64,948
Cash and cash equivalents at beginning of year	130,440	93,467	28,519

Cash and cash equivalents at end of year	$31,740	$130,440	$93,467

Supplemental information:
Interest paid, net of amounts capitalized	$25,105	$27,822	$25,050
Income taxes paid	17,799	17,553	30,927
Non-cash transactions:
Issuance of common stock to employees	$30,455	$10,609	$5,250
Assets acquired under capital lease obligations	5,277	4,086	27,691
Note receivable for remaining proceeds of sale of Spanish operations	—	—	18,035

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(1)  Summary of Significant Accounting Policies and Practices

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private surgical hospitals and related businesses in the United States and Europe. At December 31, 2006 the Company, headquartered in Dallas, Texas, operated 141 short-stay surgical facilities. Of these 141 facilities, the Company consolidates the results of 60 and accounts for 80 under the equity method and holds no ownership in the remaining facility, which is operated by the Company under a management agreement. The Company operates in two countries, with 138 of its 141 facilities located in the United States of America; the remaining three facilities are located in the United Kingdom. Most of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At December 31, 2006, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 78 of the Company’s 138 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

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

The Company is subject to changes in government legislation that could impact Medicare, Medicaid and foreign government reimbursement levels and is also subject to increased levels of managed care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.

The Company maintains its books and records on the accrual basis of accounting, and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

(b)	Stock Split

On June 16, 2005, the Company announced that its board of directors had approved a three-for-two split of the Company’s common stock. The stock split was effected in the form of a stock dividend of 0.5 additional shares for each shared owned by stockholders of record on June 30, 2005 and each share held in treasury as of the record date. The additional shares were distributed to the stockholders on July 15, 2005. Share amounts and earnings per share amounts have been restated for all applicable periods presented in the accompanying consolidated financial statements and related footnotes.

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

The consolidated financial statements include the financial statements of USPI and its wholly-owned and majority-owned subsidiaries. In addition, the Company consolidates the accounts of certain investees of which it does not own a majority ownership interest because the Company maintains effective control over the investees’ assets and operations. The Company also considers FASB Interpretation No. 46, Consolidation of Variable Interest Entities (as amended) (FIN 46R) to determine if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control. At December 31, 2006, the Company did not consolidate any entities based on the provisions of FIN 46R. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(f)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents at times may exceed the FDIC limits. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

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

Intangible assets consist of costs in excess of net assets acquired (goodwill), costs associated with the purchase of management and other contract service rights, and other intangibles, which consist primarily of debt issue costs. Most of the Company’s intangible assets have indefinite lives. Accordingly, these assets, along with goodwill, are not amortized but are instead tested for impairment annually, or more frequently if changing circumstances warrant.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Goodwill is tested for impairment at the reporting unit level, which corresponds to the Company’s operating segments, or countries. The Company amortizes intangible assets with definite useful lives over their respective useful lives to their estimated residual values and reviews them for impairment in the same manner as long-lived assets, discussed below.

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

The carrying amounts of cash and cash equivalents, short-term investments, patient receivables, current portion of long-term debt and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of variable rate long-term debt approximate fair value.

(l)	Revenue Recognition

Revenue consists primarily of net patient service revenues, which are based on the facilities’ established billing rates less allowances and discounts, principally for patients covered under contractual programs with private insurance companies. The Company derives approximately 73% of its net patient service revenues from private insurance payers, approximately 11% from governmental payors and approximately 16% from self-pay and other payors.

With respect to management and contract service revenues, amounts are recognized as services are provided. The Company is party to agreements with certain surgical facilities, hospitals and physician practices to provide management services. As compensation for these services each month, the Company charges the managed entities management fees which are either fixed in amount or represent a fixed percentage of each entity’s earnings, typically defined as net revenue less a provision for doubtful accounts or operating income. In many cases the Company also holds equity ownership in these entities (Note 10). Amounts charged to consolidated facilities eliminate in consolidation. Contract service revenues arising from an endoscopy services business the Company acquired as part of the Surgis acquisition in 2006 (Note 3) are recognized at rates defined in renewable multi-year service agreements, based on the volume of services provided each month.

(m)	Concentration of Credit Risk

Concentration of credit risk with respect to patient receivables is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations in which the Company operates. The Company provides for bad debts principally based upon the aging of accounts receivable and uses specific identification to write off amounts against its allowance for doubtful accounts. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2006 and 2005. The Company has a risk of incurring losses if such allowances are not adequate.

(n)	Investments and Equity in Earnings of Unconsolidated Affiliates

Investments in unconsolidated companies in which the Company exerts significant influence and owns between 20% and 50% of the investees are accounted for using the equity method. Additionally, investments in unconsolidated companies in which the Company owns less than 20% of an investee but exerts significant influence

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

through board of director representation and, in many cases, an agreement to manage the investee are also accounted for using the equity method. Investments in unconsolidated companies in which the Company owns a majority interest, but does not control due to the substantive participating rights of the minority owners, are also accounted for under the equity method. All investments in companies in which the Company does not exert significant influence, generally indicated by ownership less than 20% and the absence of board representation and a management agreement, are carried at cost.

These investments are included as Investments in affiliates in the accompanying consolidated balance sheets. The carrying amounts of these investments are greater than the Company’s equity in the underlying net assets of many of these companies due in part to goodwill, which is not subject to amortization. This goodwill is evaluated for impairment in accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary.

Equity in earnings of unconsolidated affiliates consists of the Company’s share of the profits or losses generated from its noncontrolling equity investments in 80 surgical facilities. Because these operations are central to the Company’s business strategy, equity in earnings of unconsolidated affiliates is classified as a component of operating income in the accompanying consolidated statements of income. The Company has contracts to manage these facilities, which results in the Company having an active role in the operations of these facilities and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities.

(o)	Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized.

(p)	Equity-Based Compensation

As further disclosed in Note 12, effective January 1, 2006, the Company adopted, using the modified prospective method, Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123R). Under SFAS 123R, the fair value of equity-based compensation, such as stock options and other stock-based awards to employees and directors, is measured at the date of grant and recognized as expense over the employee’s requisite service period. For periods prior to January 1, 2006, the Company accounted for such awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R supersedes APB 25.

The Company provides equity-based compensation to its employees and directors through a combination of stock options, share awards, the Employee Stock Purchase Plan (ESPP), and the Deferred Compensation Plan. While share awards were included in expense prior to 2006, the Company’s stock options and ESPP share issuances were generally not expensed under APB 25 but are included in expense beginning January 1, 2006. Had the Company determined compensation cost based on the fair value at the date of grant for its equity awards in the prior

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

year periods, the Company’s net income and earnings per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004

Net income:
As reported	$47,294	$86,175
Add: Total stock-based employee compensation expense included in reported net income, net of taxes	2,934	2,145
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(6,015)	(6,072)

Pro forma	$44,213	$82,248

Basic earnings per share
As reported	$1.10	$2.06
Pro forma	1.03	1.96
Diluted earnings per share
As reported	$1.05	$1.96
Pro forma	0.98	1.87

The fair market values for grants made during the two-year period in the table above were estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: risk-free interest rates ranging from 2.1% to 4.3%, expected dividend yield of zero, expected volatility of the market price of the Company’s common stock ranging from 30% to 40%, and expected lives of six months for shares issued under the employee stock purchase plan and ranging from three to five years for stock options. Total stock-based employee compensation expense included in net income, as reported, primarily consisted of expense under the Company’s Deferred Compensation Plan and grants of restricted stock to employees.

In 2006, the Company’s net income and operating income margin were impacted adversely by the adoption of SFAS 123R, which decreased its net income by approximately $2.2 million. Additionally, as a result of adopting SFAS 123R, the Company’s 2006 cash flows from operations were adversely impacted by approximately $3.0 million, as SFAS 123R now requires a portion of the tax benefit related to exercises and dispositions of the Company’s equity awards be classified within financing activities rather than operating activities.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

(q)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(2)  Discontinued Operations and Other Dispositions

In March 2006, the Company sold its equity interest in a surgery center in Lyndhurst, Ohio, for $0.4 million in cash, which is comprised of $0.5 million sales price net of the surgery center’s closing cash balance of $0.1 million, and recorded a loss of approximately $5.7 million (net of tax) on the sale. In accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

reclassified its historical results of operations to remove the operations of this facility from the Company’s revenues and expenses on the accompanying income statements, collapsing the net income related to this facility’s operations into a single line, “income (loss) from discontinued operations, net of tax.” The Company’s total loss from discontinued operations also includes the loss on the sale.

In July 2006, the Company sold a controlling interest in a facility it operates in Fort Worth, Texas, to a not-for-profit healthcare system for $4.8 million in cash (Note 10). While the Company’s continuing involvement as an equity method investor and manager of the Fort Worth facility precludes classification of this transaction as discontinued operations, the taxable gain (deferred for financial reporting purposes) on this transaction allowed the Company to recognize, during the third quarter of 2006, an additional $0.7 million of tax benefit related to the loss on the Lyndhurst sale, which is reflected in “gain (loss) on sale of discontinued operations.” The realization of the remaining $0.8 million tax benefit arising from the Lyndhurst sale will be recognized within discontinued operations in future periods if the Company believes it is more likely than not of being realized, such determination being primarily driven by the occurrence or expectation of additional sales of equity interests generating a taxable gain.

Additionally in August 2006, the Company sold its interest in one of the facilities acquired as part of the Surgis transaction for $1.3 million. A similar sale was completed with respect to another Surgis facility in October 2006, resulting in cash proceeds of $2.0 million. As the Company accounted for the two facilities under the equity method, the disposal of these facilities does not qualify for classification as discontinued operations. These entities had generated less than $0.01 per share of net income since the Company acquired them in April 2006, which is reflected within continuing operations. The sales were transacted at amounts approximating the carrying value of the assets, which had been recorded at fair value as part of the Company’s acquisition of Surgis. Accordingly, no gain or loss was recorded on the sales.

In September 2004, the Company sold its Spanish operations. The Company has no continuing involvement and thus reports its Spanish operations as discontinued operations for all years presented. As part of the sale, the Company indemnified the buyers against tax and other contingencies, as discussed more fully in Note 15. Of the sales proceeds, approximately €16.0 million was deferred. In September 2004, the Company entered into a forward contract with a currency broker for the purpose of hedging the €16.0 million deferred portion of the sales price. This contract locked in the receipt of $19.8 million at the end of the deferral period and was settled in December 2006. During 2005, the Company recorded earnings of $0.2 million related to its discontinued Spanish operations, primarily as a result of finalizing the calculation of the tax liability arising from the sale.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004

Revenues	$1,117	$5,140	$105,422

Earnings (loss) from discontinued operations before income taxes	$(148)	$(734)	$5,676
Income tax benefit (expense)	52	257	(2,568)

Earnings (loss) from discontinued operations	$(96)	$(477)	$3,108

Gain (loss) on sale of discontinued operations before income taxes	$(7,396)	$(80)	$72,486
Income tax benefit (expense)	1,653	235	(22,148)

Net gain (loss) on sale of discontinued operations	$(5,743)	$155	$50,338

Earnings (loss) per diluted share:
Earnings (loss) from discontinued operations	$—	$(0.01)	$0.07
Gain (loss) on sale of discontinued operations	(0.13)	—	1.15

Total	$(0.13)	$(0.01)	$1.22

(3)  Acquisitions and Equity Method Investments

Effective January 1, 2006, the Company acquired controlling interests in five ambulatory surgery centers in the St. Louis, Missouri area for approximately $50.6 million in cash, of which $8.3 million was paid in December 2005. Additionally, on August 1, 2006, the Company acquired controlling interests in three additional ambulatory surgery centers in the St. Louis, Missouri area for approximately $16.6 million in cash.

Effective April 19, 2006, the Company completed the acquisition of 100% of the equity interests in Surgis, Inc., a privately-held, Nashville-based owner and operator of surgery centers. The results of Surgis are included in the Company’s results beginning on April 19, 2006. The Company paid cash totaling $193.1 million, which is net of $5.9 million cash acquired, and additionally assumed $15.6 million of debt and other liabilities owed by subsidiaries of Surgis. The Company funded the purchase through a combination of $112.0 million of cash on hand and $87.0 million of borrowings under the Company’s new revolving credit agreement (Note 7). Surgis operated 24 ambulatory surgery centers and had seven additional facilities under development, of which three were under construction. Of the 24 operational facilities, the Company sold its interests in two facilities. Two of the three facilities under construction opened in 2006. The third facility opened in January 2007.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company has preliminarily allocated the purchase price based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. The Company expects to finalize these estimates by April 19, 2007. The following is a summary of the assets acquired and liabilities assumed in the acquisition of Surgis:

(In thousands)

Cash	$5,894
Patient receivables, net	4,766
Property and equipment, net	14,453
Investments in affiliates	32,252
Management contract intangibles	26,068
Other service contract intangibles	7,257
Goodwill	117,562
Other assets	9,689

Total assets acquired	217,941
Long-term debt	(9,083)
Other liabilities	(6,516)

Total liabilities assumed	(15,599)

Minority interests	(3,342)

Net assets acquired	$199,000

The goodwill was allocated to the Company’s United States reporting unit and the Company currently estimates that approximately $54.0 million of the goodwill is expected to be deductible for tax purposes. Indefinite-lived intangibles of $26.1 million relate to long-term management contracts and are not subject to amortization. Other service contract intangibles are being amortized over their estimated life of 12 years.

Effective July 1, 2006, the Company paid $3.8 million in cash in June 2006 to acquire a surgery center and related real estate in Corpus Christi, Texas.

On September 1, 2006, the Company acquired a controlling interest in an ambulatory surgery center in Rockwall, Texas for approximately $10.9 million in cash.

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid to or received from the sellers based on certain financial targets or objectives being met for the acquired facilities or based upon the resolution of certain contingencies. Such additional consideration, which amounted to net payments by the Company of approximately $3.1 million, $3.6 million, and $1.0 million during 2006, 2005, and 2004, respectively, is recorded as an increase or decrease to goodwill at the time the targets or objectives are met or the contingencies are resolved. The Company’s management currently estimates the additional potential consideration that may be paid in future years to be $0.8 million, which is based on contingencies that have been resolved and accordingly is included in other accrued expenses as of December 31, 2006, in the accompanying consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The financial results of the acquired entities are included in the Company’s consolidated financial statements beginning on the acquisition’s effective closing date. Following are the unaudited pro forma results for the years ended December 31, 2006 and 2005 as if the acquisitions occurred on January 1 of each year (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005
	(Unaudited)

Net revenues	$616,202	$599,164
Income from continuing operations	40,944	51,732
Diluted earnings per share from continuing operations	$0.90	$1.15

These unaudited pro forma results have been prepared for comparative purposes only. The pro forma results do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been in effect at the beginning of the preceding year, nor are they necessarily indicative of the results of operations that may be achieved in the future.

The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of non-controlling equity interests in surgical facilities, the investment of additional cash in surgical facilities under development and payments of additional purchase prices for previously acquired facilities based on the resolution of certain contingencies in the original purchase agreements. During the year ended December 31, 2006, these transactions resulted in a net cash outflow of $11.1 million, which can be summarized as follows:

•	Investment of $4.1 million in a joint venture with one of the Company’s not-for-profit hospital partners, which the joint venture used to acquire ownership in a surgery center in the Sacramento, California area,

•	Investment of $3.7 million in a joint venture with one of the Company’s not-for-profit hospital partners, which the joint venture used to acquire ownership in two surgery centers in the Lansing, Michigan area and,

•	Net payment of $3.3 million related to other purchases and sales of equity interests and contributions of cash to equity method investees.

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

	2006	2005	2004

Unconsolidated facilities operated at year-end	80	57	44
Income statement information:
Revenues	$610,160	$443,292	$339,109
Equity in earnings of unconsolidated affiliates	224	27	—
Operating expenses:
Salaries, benefits, and other employee costs	150,625	109,734	79,917
Medical services and supplies	125,981	86,573	62,213
Other operating expenses	150,108	111,140	77,820
Depreciation and amortization	29,884	20,287	15,480

Total operating expenses	456,598	327,734	235,430

Operating income	153,786	115,585	103,679
Interest expense, net	(14,400)	(10,560)	(9,297)
Other	282	772	826

Income before income taxes	$139,668	$105,797	$95,208

Balance sheet information:
Current assets	$164,715	$119,461	$96,006
Noncurrent assets	271,447	203,463	163,410
Current liabilities	87,944	65,487	51,027
Noncurrent liabilities	175,119	112,926	96,415

(4)  Other Receivables

Other receivables consist primarily of amounts receivable for services performed and funds advanced under management and administrative service agreements. As discussed in Note 10, most of the entities to which the Company provides management and administrative services are related parties, due to the Company being an investor in those facilities. At December 31, 2006 and 2005, the amounts receivable from related parties, which are included in other receivables on the Company’s consolidated balance sheet, totaled $10.6 million and $6.7 million, respectively.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5)  Property and Equipment

At December 31, property and equipment consisted of the following (in thousands):

	Estimated
	useful lives	2006	2005

Land and land improvements	—	$27,289	$19,856
Buildings and leasehold improvements	7-50 years	230,221	209,334
Equipment	3-12 years	190,226	155,595
Furniture and fixtures	4-20 years	10,988	9,485
Construction in progress	—	2,090	924

		460,814	395,194
Less accumulated depreciation		(160,985)	(136,178)

Net property and equipment		$299,829	$259,016

At December 31, 2006 and 2005, assets recorded under capital lease arrangements, included in property and equipment, consisted of the following (in thousands):

	2006	2005

Land and buildings	$34,847	$47,521
Equipment and furniture	15,981	32,576

	50,828	80,097
Less accumulated amortization	(11,023)	(29,942)

Net property and equipment under capital leases	$39,805	$50,155

The decrease in assets recorded under capital lease arrangements was primarily due to the deconsolidation of a large facility in Fort Worth, Texas (Note 2).

(6)  Goodwill and Intangible Assets

The Company follows the provisions of Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually, with tests of goodwill occurring at the reporting unit level (defined as an operating segment or one level below an operating segment). SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values. The Company determined that its reporting units are at the operating segment (country) level. The Company completed the required annual impairment tests during 2004, 2005 and 2006. No impairment losses were identified in any reporting unit or intangible asset as a result of these tests.

Intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	December 31,
	2006	2005

Goodwill	$511,603	$338,270
Other intangible assets	109,661	84,286

Total	$621,264	$422,556

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of changes in the carrying amount of goodwill by operating segment and reporting unit for years ended December 31, 2005 and 2006 (in thousands):

	United	United
	States	Kingdom	Total

Balance at December 31, 2004	$291,941	$27,414	$319,355
Additions	29,243		29,243
Disposals	(7,449)	—	(7,449)
Other	—	(2,879)	(2,879)

Balance at December 31, 2005	313,735	24,535	338,270
Additions	189,608	—	189,608
Disposals	(19,698)	—	(19,698)
Other	—	3,423	3,423

Balance at December 31, 2006	$483,645	$27,958	$511,603

Goodwill additions during the years ended December 31, 2005 and 2006 resulted primarily from business combinations, and additionally from purchases of additional interests in subsidiaries. Disposals of goodwill relate to businesses that the Company has sold or the deconsolidation of entities the Company no longer controls. In the United Kingdom, the other changes were primarily due to foreign currency translation adjustments.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives, ranging from three to fifteen years, to their estimated residual values. The majority of the Company’s management contracts have indefinite useful lives. Most of these contracts have evergreen renewal provisions that do not contemplate a specific termination date. Some of the contracts have provisions which make it possible for the facility’s other owners to terminate them at certain dates and under certain circumstances. Based on the Company’s history with these contracts, the Company’s management considers the lives of these contracts to be indefinite and therefore does not amortize them unless facts and circumstances indicate that it is no longer considered likely that these contracts can be renewed without substantial cost.

The following is a summary of intangible assets at December 31, 2006 and 2005 (in thousands):

	December 31, 2006
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

Definite Useful Lives
Management and other service contracts	$32,856	$(13,179)	$19,677
Other	4,134	(1,267)	2,867

Total	$36,990	$(14,446)	22,544

Indefinite Useful Lives
Management contracts			86,425
Other			692

Total			87,117

Total intangible assets			$109,661

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2005
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

Definite Useful Lives
Management and other service contracts	$25,234	$(10,767)	$14,467
Other	7,892	(2,644)	5,248

Total	$33,126	$(13,411)	19,715

Indefinite Useful Lives
Management contracts			63,859
Other			712

Total			64,571

Total intangible assets			$84,286

Amortization expense from continuing operations related to intangible assets with definite useful lives was $2.5 million and $2.2 million for the years ended December 31, 2006 and 2005, respectively. Additionally, accumulated amortization changed as a result of amortization of debt issue costs in the amounts of $0.8 million and $0.7 million during the years ended December 31, 2006 and 2005, respectively, which is reflected in interest expense, the write-off of $2.2 million of accumulated amortization related to loan costs associated with the Senior Subordinated Notes that were retired, and foreign currency translation adjustments. The weighted average amortization period for intangible assets with definite useful lives is 13 years for management and other service contracts, eight years for other intangible assets, and 12 years overall.

The following table provides estimated amortization expense, including amounts that will be classified within interest expense, related to intangible assets with definite useful lives for each of the years in the five-year period ending December 31, 2011:

2007	$3,229
2008	2,871
2009	2,698
2010	2,400
2011	2,165

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(7)  Long-term Debt

At December 31, long-term debt consisted of the following (in thousands):

	2006	2005

Term loan facility (Term B)	$199,000	$—
U.S. credit facility	—	—
U.K. senior credit agreements	70,139	64,370
Senior subordinated notes	—	149,174
Notes payable to financial institutions	33,170	21,326
Capital lease obligations (Note 8)	45,021	51,616

Total long-term debt	347,330	286,486
Less current portion	(26,373)	(15,922)

Long-term debt, less current portion	$320,957	$270,564

(a)	Lines of Credit

On February 21, 2006, the Company entered into a revolving credit facility with a group of commercial lenders providing for borrowings of up to $200.0 million for acquisitions and general corporate purposes in the United States. Under the terms of the facility, the Company may invest up to $40.0 million for an individual acquisition (other than Surgis) and up to a total of $20.0 million in the United Kingdom. Borrowings under the credit facility bear interest at rates of 1.00% to 2.25% over LIBOR and mature on February 21, 2011. The facility is secured by a pledge of the stock held in the Company’s wholly-owned domestic subsidiaries. The Company pays a quarterly commitment fee (currently 0.38% per annum) on the average daily unused commitment. The maximum availability under the facility is based upon pro forma EBITDA for the Company’s domestic operations for the previous four quarters, including EBITDA from acquired entities. At December 31, 2006, no amounts were outstanding and approximately $141.5 million was available for borrowing based on actual reported consolidated financial results. Assuming the Company were to use any borrowings to make acquisitions priced using multiples of EBITDA similar to those the Company has historically paid, $198.4 million would be available for borrowing at December 31, 2006. The revolving credit facility also provides that up to $20.0 million of the commitment can, at the Company’s option, be accessed in the form of letters of credit. The outstanding letters of credit incur an annual fee of currently 1.875%. At December 31, 2006, the Company had outstanding letters of credit totaling $1.6 million. Any outstanding letters of credit decrease the amount available for borrowing under the revolving credit facility.

Global, the Company’s majority-owned U.K. subsidiary, has a credit agreement with a commercial lender that provides for total borrowings of £55.0 million (approximately $107.7 million at December 31, 2006) under four separate facilities. At December 31, 2006, total outstanding borrowings under the agreement were approximately $70.1 million, and approximately $2.3 million was available for borrowing, primarily for capital projects specified in the agreement. Borrowings under this agreement are secured by certain assets and the capital stock of Global and its subsidiaries, bear interest ranging from 1.50% to 2.00% over LIBOR, and mature in April 2010. At December 31, 2006, the weighted average rate applicable to the outstanding balance was 6.61%.

Fees paid for unused portions of the lines of credit were approximately $0.6 million, $0.1 million, and $0.7 million, in 2006, 2005, and 2004, respectively, and are included within interest expense in our consolidated statements of income.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(b)	Term Loan Facility (Term B)

The Company entered into the Term B agreement with a group of commercial lenders on August 7, 2006 to finance the repurchase of the senior subordinated notes, repay a portion of the outstanding loans under existing credit agreements and pay fees related thereto. The agreement provides for a term borrowing of $200.0 million, bears interest at LIBOR plus a margin of 1.75%, and matures in June 2013. The agreement is secured by a pledge of the stock of in the Company’s wholly owned domestic subsidiaries. At December 31, 2006, the Company had $199.0 million outstanding under the Term B agreement, at an interest rate of approximately 7.15%.

Both the U.S. revolving credit facility and the Term B agreement contain various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of certain subsidiaries to borrow money or guarantee other indebtedness, grant liens on Company assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale-lease back transactions or sell assets or capital stock.

(c)	Subordinated Debt

The Company completed a public debt offering in December 2001, and issued $150 million in Senior subordinated notes (the Notes). The Notes, which were to mature on December 15, 2011, accrued interest at 10% payable semi-annually on June 15 and December 15 commencing on June 15, 2002 and were issued at a discount of $1.2 million, resulting in an effective interest rate of 10.125%. The Notes were subordinate to all senior indebtedness and were guaranteed by USPI and USPI’s wholly owned subsidiaries domiciled in the United States.

In August 2006, the Company completed a tender offer for all of its outstanding Notes. The purchase of the Notes was financed with the proceeds of a $200.0 million term loan facility (the Term B) entered into in August 2006. The Company recorded a loss on early retirement of debt of $14.9 million ($9.7 million after tax). The loss represents the excess of payments made to retire the Notes over their carrying value, including writing off the unamortized portion of costs incurred in originally issuing the Notes.

(d)	Other Long-term Debt

The Company and its subsidiaries have notes payable to financial institutions and other parties of $33.2 million, which mature at various date through 2012 and accrue interest at fixed and variable rates ranging from 4.9% to 12.0%.

Capital lease obligations in the carrying amount of $45.0 million are secured by underlying real estate and equipment and have interest rates ranging from 4.56% to 18.57%.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2006 are as follows (in thousands): 2007, $26,373; 2008, $28,264; 2009, $21,729; 2010, $49,006; 2011, $6,283; thereafter, $215,675.

(8)  Leases

The Company leases various office equipment and office space under a number of operating lease agreements, which expire at various times through the year 2021. Such leases do not involve contingent rentals, nor do they contain significant renewal or escalation clauses. Office leases generally require the Company to pay all executory costs (such as property taxes, maintenance and insurance).

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Minimum future payments under noncancelable leases, with remaining terms in excess of one year as of December 31, 2006 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

Year ending December 31,
2007	$9,137	$14,458
2008	9,602	13,539
2009	6,812	10,915
2010	6,427	9,245
2011	5,330	7,850
Thereafter	41,171	21,507

Total minimum lease payments	78,479	$77,514

Amount representing interest	(33,458)

Present value of minimum lease payments	$45,021

Total rent expense from continuing operations under operating leases was $17.3 million, $13.2 million, and $10.8 million for the years ended December 31, 2006, 2005, and 2004, respectively.

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

No preferred stock or accrued dividends were outstanding at December 31, 2006 and 2005.

(10)  Related Party Transactions

The Company has entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 4.0% to 8.0%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $25.7 million, $18.8 million, and $14.9 million in 2006, 2005 and 2004, respectively, and are included in management and contract service revenue in the accompanying consolidated statements of income.

As discussed in Note 3, the Company regularly engages in purchases and sales of ownership interests in its facilities. The Company operates 23 surgical facilities in partnership with the Baylor Health Care System (Baylor) and local physicians in the Dallas/Fort Worth area. Some of these facilities are subsidiaries of the Company; some

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

are subsidiaries of Baylor. Baylor’s Chief Executive Officer, Joel T. Allison, is a member of the Company’s board of directors.

In July 2006, Baylor acquired, from the Company, an additional 10.82% interest in a facility it already co-owned with the Company and local physicians, which transferred control of the facility from the Company to Baylor. As a result, the Company now accounts for its investment in this facility under the equity method. The interest was acquired from the Company in exchange for $4.8 million in cash. As the Company and Baylor have significantly grown the operations and profitability of this facility since acquiring it in 2001, a $2.0 million pretax gain was generated on the sale. This gain will be deferred until a contingency in the purchase agreement is resolved, which is currently expected to occur by December 31, 2007. The Company believes that the sales price was negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

During 2005, the Company engaged in a series of transactions which principally involved the Company and Baylor acquiring ownership interests from physician owners at each facility. In three cases, the Company transferred some of its ownership in a facility to Baylor. The Company believes that the aggregate $2.4 million paid to the Company by Baylor for these equity interests in surgical facilities was negotiated on an arms’ length basis, with the sales price derived using the same methodology as that used in similar transactions with unrelated parties. No gain or loss was recognized on these transactions.

Additionally, in 2005, the Company acquired an ownership interest in another facility that is jointly operated with Baylor. Competitive and other market factors caused the Company to pay a higher value per unit of ownership than did Baylor in a concurrent transaction. Both values were within a normal range of values established by independent valuation firms, and the Company believes that the transactions, which aggregated to $34.0 million, were negotiated on an arms’ length basis among all parties involved. The Company and Baylor subsequently contributed a portion of the acquired interests to a joint venture they operate.

(11)  Income Taxes

The components of income from continuing operations before income taxes were as follows (in thousands):

	2006	2005	2004

Domestic	$53,440	$62,924	$40,766
Foreign	9,418	11,122	9,949

	$62,858	$74,046	$50,715

Income tax expense (benefit) attributable to income from continuing operations consists of (in thousands):

	Current	Deferred	Total

Year ended December 31, 2006:
U.S. federal	$10,846	$7,791	$18,637
State and local	2,902	(441)	2,461
Foreign	2,731	(1,056)	1,675

Net income tax expense	$16,479	$6,294	$22,773

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Current	Deferred	Total

Year ended December 31, 2005:
U.S. federal	$18,970	$2,407	$21,377
State and local	2,213	206	2,419
Foreign	3,206	(572)	2,634

Net income tax expense	$24,389	$2,041	$26,430

	Current	Deferred	Total

Year ended December 31, 2004:
U.S. federal	$8,805	$4,638	$13,443
State and local	1,517	791	2,308
Foreign	3,045	(810)	2,235

Net income tax expense	$13,367	$4,619	$17,986

Income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations in fiscal years ended December 31, 2006, 2005 and 2004 as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Computed “expected” tax expense	$22,000	$25,916	$17,750
Increase (reduction) in income taxes resulting from:
Differences between U.S. financial reporting and foreign statutory reporting	(1,007)	(603)	(631)
State tax expense, net of federal benefit	1,445	1,550	1,582
Removal of foreign tax rate differential	(614)	(656)	(612)
Intangible assets	—	—	22
Other	949	223	(125)

Total	$22,773	$26,430	$17,986

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below (in thousands).

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$8,862	$2,502
Accrued expenses	12,527	10,335
Bad debts/reserves	4,171	1,318
Capitalized costs and other	738	654

Total deferred tax assets	26,298	14,809
Valuation allowance	(2,460)	—

Total deferred tax assets, net	$23,838	$14,809

Deferred tax liabilities:
Basis difference of acquisitions	$45,735	$30,654
Accelerated depreciation	5,560	8,324
Capitalized interest and other	561	768

Total deferred tax liabilities	$51,856	$39,746

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2006, the Company had federal net operating loss carryforwards for U.S. federal income tax purposes of $25.3 million, all of which were added through acquisitions and have restrictions as to utilization. The Company’s ability to offset future federal taxable income with these carryforwards would begin to be forfeited in 2022, if unused.

(12)  Equity-Based Compensation

Effective January 1, 2006, the Company adopted, using the modified prospective method, Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123R). Under SFAS 123R, the fair value of equity-based compensation, such as stock options and other stock-based awards to employees and directors, is measured at the date of grant and recognized as expense over the employee’s requisite service period. For periods prior to January 1, 2006, the Company accounted for such awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R supersedes APB 25 (See Note 1).

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

At any given time, the number of shares of common stock issued under the Plan plus the number of shares of common stock issuable upon the exercise of all outstanding awards under the Plan may not exceed the lesser of 450,000,000 shares or 12.5% of the total number of shares of common stock then outstanding, assuming the

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

exercise of all outstanding warrants and options under the Plan. At December 31, 2006, there were approximately 0.6 million shares available for grant under the Plan. Shares issued under the Plan may either be newly issued or may represent reissuances of treasury shares. The fair value of each award is estimated at the date of grant using the Black-Scholes formula and amortized into expense over the estimated service period, net of the estimated effect of forfeited awards. Prior to January 1, 2006, the effect of forfeited share awards was recorded as a reduction of expense at the time of each forfeiture. The cumulative effect of changing the method of recording forfeitures as of January 1, 2006 was not material to the consolidated financial statements.

Total equity-based compensation included in the Consolidated Statements of Income, classified by income statement line item, is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Equity in earnings of unconsolidated affiliates	$78	$—	$—
Salaries, benefits and other employee costs	2,941	—	—
General and administrative expenses	9,034	4,514	3,299
Minority interests in income of consolidated subsidiaries	(79)	—	—

Expense before income tax benefit	11,974	4,514	3,299
Income tax benefit	(3,684)	(1,580)	(1,154)

Total equity-based compensation expense, net of tax	$8,290	$2,934	$2,145

Total unrecognized compensation related to nonvested awards of stock options and shares (including share units) was $24.8 million at December 31, 2006 and is expected to be recognized over a weighted average period of 4.1 years. During the years ended December 31, 2006, 2005 and 2004, the Company received cash proceeds of $7.4 million, $11.0 million, and $9.6 million, respectively, from the exercise of stock options and issuances of shares under the ESPP. Exercises of stock options and subsequent stock sales not qualifying for capital gains treatment and the release of restrictions on share awards resulted in a tax benefit of $3.0 million, $4.8 million, and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Total equity-based compensation, included in the Consolidated Statements of Income, classified by type of award, is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Share awards(1)	$9,423	$4,514	$3,299
Stock options(2)	2,253	—	—
ESPP(2)	298	—	—

Expense before income tax benefit	11,974	4,514	3,299
Income tax benefit	(3,684)	(1,580)	(1,154)

Total equity-based compensation expense, net of tax	$8,290	$2,934	$2,145

(1)	Included in the Company’s Consolidated Statements of Income for all periods.

(2)	Included in the Company’s Consolidated Statement of Income beginning January 1, 2006, reflecting the Company’s adoption of SFAS 123R. ESPP amounts are net of reimbursements by other owners of the Company’s investees.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Stock Options

Generally, the Company grants stock options with an exercise price equal to the stock price on the date of grant, vesting 25% per year over four years, and having a five-year contractual life. Most awards granted prior to 2003 have a ten-year contractual life. The fair values of stock options were estimated at the date of grant using the Black-Scholes formula. The expected lives of options are determined using the “simplified method” described in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The risk-free interest rates are equal to rates of U.S. Treasury notes with maturities approximating the expected life of the option. Other assumptions are derived from the Company’s historical experience. The assumptions are as follows:

	Years Ended December 31,
	2006	2005	2004

Assumptions:
Expected life in years	3.75	3.00	3.00
Risk-free interest rates	4.3%-5.0%	3.7%	2.7%
Dividend yield	0.0%	0.0%	0.0%
Volatility	30.0%	30.0%	40.0%
Weighted average grant-date fair value	$9.52	$7.74	$7.47

Stock option activity during 2006 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic Value
Stock Options	Shares (000)	Price	Life (Years)	($000)

Outstanding at January 1, 2006	3,470	$14.09	4.75	$62,358
Granted	286	31.72
Exercised	(405)	13.23
Forfeited or expired	(55)	23.87

Outstanding at December 31, 2006	3,296	$15.49	3.88	$46,519

Exercisable at December 31, 2006	2,714	$12.98	3.99	$44,052

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $7.4 million, $18.9 million, and $12.2 million, respectively.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Share Awards

In recent years, the Company has migrated from stock options to share awards as its primary form of equity-based compensation. The Company’s share awards vest based on a combination of service and Company performance. The Company’s grants of such awards, whose value is equal to the share price on the date of grant, may be summarized as follows for 2006:

		Weighted
		Average
	Number of	Grant-Date
Nonvested Shares	Shares (000)	Fair Value

Nonvested at January 1, 2006	853	$23.44
Granted	912	33.39
Converted / vested(1)	(125)	30.47
Forfeited	(77)	26.67

Nonvested at December 31, 2006	1,563	$28.59

(1)	The Company has granted share awards both in the form of nonvested shares and restricted stock units, which convert to unrestricted shares upon vesting.

Of the approximate 1,563,000 nonvested shares outstanding at December 31, 2006, the vesting of approximately 722,000 shares is subject to Company performance conditions. The remaining 841,000 shares vest based on service conditions; a portion of these shares is subject to accelerated vesting based on Company performance.

During February 2006, the Company modified the terms of 22,500 nonvested shares to provide for earlier vesting, which resulted in an additional after-tax expense of $0.5 million in 2006, as compared to the expense that would have been recorded without the modifications.

The weighted average grant-date fair value per share award was $33.39, $32.08, and $23.97 at December 31, 2006, 2005 and 2004, respectively. The total fair value of shares whose restrictions were released and units that vested and were converted to unrestricted shares during years ended December 31, 2006, 2005 and 2004 was $3.8 million, $1.0 million, and $0.5 million, respectively.

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

Currently, participating employees purchase shares at the end of each calendar quarter at a price equal to 85% of the lower of the Company’s opening share price on (a) the first day of the quarter or (b) the last day of the quarter. The Company has reserved 750,000 shares of common stock for the ESPP, of which 200,185 had not yet been issued as of December 31, 2006. During 2006, 2005 and 2004, a total of 85,923, 82,038, and 75,169 shares were issued under the ESPP, respectively, with intrinsic values of $0.4 million, $0.4 million and $0.5 million, respectively.

The fair value of ESPP awards was estimated at the date of grant using the Black-Scholes formula using the same assumptions as used for the Company’s stock option valuations, except that the ESPP has a three-month term

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

beginning in 2006 and a risk-free rate equal to the risk-free rate on a three-month U.S. Treasury note. The assumptions are as follows:

	Years Ended December 31,
	2006	2005	2004

Expected life in years	0.25	0.50	0.50
Weighted average interest rate	4.2-5.1%	2.6-3.4%	1.0-1.6%
Dividend yield	0.0%	0.0%	0.0%
Volatility	30.0%	30.0%	40.0%
Grant-date fair value per share	$5.25-7.56	$8.42-9.97	$8.84-10.53

(13)  Earnings Per Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding options, warrants, and restricted stock except where such effect would be antidilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share for years ended December 31, 2006, 2005 and 2004 (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004

Income (loss) from:
Continuing operations	$40,085	$47,616	$32,729
Discontinued operations	(5,839)	(322)	53,446

Net income	$34,246	$47,294	$86,175

Weighted average common shares outstanding	43,723	42,994	41,913
Effect of dilutive securities:
Stock options	1,293	1,703	1,849
Warrants and restricted stock	450	280	186

Shares used for diluted earnings (loss) per share	45,466	44,977	43,948

Basic earnings (loss) per share:
Continuing operations	$0.92	$1.11	$0.78
Discontinued operations	(0.14)	(0.01)	1.28

Total	$0.78	$1.10	$2.06

Diluted earnings (loss) per share:
Continuing operations	$0.88	$1.06	$0.74
Discontinued operations	(0.13)	(0.01)	1.22

Total	$0.75	$1.05	$1.96

(14)  Segment Disclosures

Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. The Company’s business is the operation of surgery centers, private surgical hospitals and related

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

businesses in the United States and the United Kingdom. The Company’s chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgical facilities for assessing performance and allocating resources both domestically and abroad. Accordingly, the Company’s reportable segments consist of (1) U.S. based facilities and (2) United Kingdom based facilities. Prior to the Company’s September 2004 sale of its Spanish operations, the Company operated in two segments: the United States and Western Europe. The Western Europe segment consisted of operations in Spain and the United Kingdom. As a result of the sale of its Spanish operations, the Company’s non-U.S. segment now consists solely of its operations in the United Kingdom. Accordingly, all amounts related to the Spanish operations have been removed from all periods presented in the Company’s segment disclosures. Additionally, all amounts related to the results of the Lyndhurst, Ohio operations have also been removed from all periods presented (Note 2).

	United	United
2006 (in thousands)	States	Kingdom	Total

Net patient service revenue	$422,794	$95,994	$518,788
Other revenue	60,037	—	60,037

Total revenues	$482,831	$95,994	$578,825

Depreciation and amortization	$27,137	$8,163	$35,300
Operating income	145,475	13,584	159,059
Net interest expense	(25,290)	(3,357)	(28,647)
Income tax expense	(21,098)	(1,675)	(22,773)
Total assets	1,027,243	204,613	1,231,856
Capital expenditures	25,463	11,116	36,579

	United	United
2005 (in thousands)	States	Kingdom	Total

Net patient service revenue	$343,261	$89,466	$432,727
Other revenue	36,874	—	36,874

Total revenues	$380,135	$89,466	$469,601

Depreciation and amortization	$23,788	$7,192	$30,980
Operating income	120,416	14,634	135,050
Net interest expense	(20,285)	(2,731)	(23,016)
Income tax expense	(23,796)	(2,634)	(26,430)
Total assets	833,476	195,365	1,028,841
Capital expenditures	14,015	20,842	34,857

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	United	United
2004 (in thousands)	States	Kingdom	Total

Net patient service revenue	$260,273	$84,454	$344,727
Other revenue	38,459	—	38,459

Total revenues	$298,732	$84,454	$383,186

Depreciation and amortization	$19,925	$6,836	$26,761
Operating income	92,771	14,515	107,286
Net interest expense	(20,977)	(3,862)	(24,839)
Income tax expense	(15,751)	(2,235)	(17,986)
Total assets	721,830	200,474	922,304
Capital expenditures	40,785	10,582	51,367

(15)  Commitments and Contingencies

(a)	Financial Guarantees

As of December 31, 2006, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $69.3 million. Of the total, $30.4 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $38.0 million of the remaining $38.9 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $0.9 million represents a guarantee of an obligation of a facility the Company has sold. The Company has full recourse to the buyers with respect to this amount.

In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.2 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2019, and (e) provide no recourse for the Company to recover any amounts from third parties. The Company also has $1.6 million of letters of credit outstanding, as discussed in Note 7.

(b)	Litigation and Professional Liability Claims

In its normal course of business, the Company is subject to claims and lawsuits relating to patient treatment. The Company believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements. Additionally, see Note 16 — Subsequent Events.

(c)	Self Insurance

The Company is self-insured for healthcare for its U.S. employees up to predetermined amounts above which third party insurance applies. The Company believes that the accruals established at December 31, 2006, which were estimated based on actual employee health claim patterns, adequately provide for its exposure under this arrangement. Additionally, in the U.S. the Company maintains professional liability insurance that provides

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

coverage on a claims made basis of $1.0 million per incident and $10.0 million in annual aggregate amount with retroactive provisions upon policy renewal. Certain of the Company’s insurance policies have deductibles and contingent premium arrangements. The Company believes that the accruals established at December 31, 2006, which were estimated based on historical claims, adequately provide for its exposure under these arrangements.

(d)	Employee Benefit Plans

The Company’s eligible U.S. Employees may choose to participate in the United Surgical Partners International, Inc. 401(K) Plan under which the Company may elect to make contributions that match from zero to 100% of participants’ contributions. Charges to expense under this plan in 2006 and 2005 were $1.5 million and $1.2 million, respectively.

One of the Company’s U.K. subsidiaries, which the Company acquired in 2000, has obligations remaining under a defined benefit pension plan that originated in 1991 and was closed to new participants at the end of 1998.

At December 31, 2006, the plan had 79 participants, plan assets of $11.2 million, and an accumulated pension benefit obligation of $14.0 million. At December 31, 2005, the plan had approximately 88 participants, plan assets of $8.7 million, and an accumulated pension benefit obligation of $10.6 million. Pension expense was approximately $0.2 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively. In 2006 and 2005, the Company recorded an after-tax charge in other comprehensive income of $0.4 million and $0.5 million, respectively, as a result of the actuarially estimated benefit obligation exceeding the plan assets. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of this plan in the 2006 consolidated balance sheet (other long term liabilities), with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net adjustment to decrease accumulated other comprehensive income and increase other long term liabilities at adoption was $0.2 million, net of tax, and represents unrecognized actuarial losses.

The Company’s Deferred Compensation Plan covers select members of management as determined by its Options and Compensation Committee. Under the plan, eligible employees may contribute a portion of their salary and annual bonus on a pre-tax basis. The plan is a non-qualified plan; therefore, the associated liabilities are included in the Company’s consolidated balance sheets as of December 31, 2006 and 2005. In addition, the Company maintains an irrevocable grantor’s trust to hold assets that fund benefit obligations under the plan, including corporate-owned life insurance policies and shares of the Company’s common stock. The cash surrender value of such policies is included in the consolidated balance sheets as other noncurrent assets and totaled $3.5 million and $1.5 million at December 31, 2006 and 2005, respectively. The Company’s obligations related to the plan were $3.2 million and $1.4 million, at December 31, 2006 and 2005, respectively, and are included in other long-term liabilities. The investment in USPI common stock related to the Deferred Compensation Plan was approximately $1.0 million and $2.4 million at December 31, 2006 and 2005, respectively. The plan’s investment in USPI’s common stock is offset by an equal obligation to the plan participants, and thus has no impact on the Company’s consolidated balance sheet. Total expense under the plan for the years ended December 31, 2006 and 2005 was $0.7 million and $0.3 million, respectively.

(e)	Employment Agreements

The Company entered into employment agreements dated November 15, 2002 with Donald E. Steen and William H. Wilcox. The agreement with Mr. Steen, who serves as the Company’s Chairman, as amended February 18, 2004, provides for annual base compensation of $287,500 (as of December 31, 2006), subject to increases approved by the board of directors, a performance bonus of up to 100% of Mr. Steen’s annual salary, and his continued employment until November 15, 2011.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The agreement with Mr. Wilcox, the Company’s President and Chief Executive Officer, renewed for a two-year term in November 2006 and provides for annual base compensation of $575,000 (as of December 31, 2006), subject to increases approved by the board of directors, and Mr. Wilcox is eligible for a performance bonus of up to 100% of his annual salary. The agreement renews automatically for two-year terms unless terminated by either party.

In addition, during 2005 and 2006, the Company entered into employment agreements with fourteen other senior managers which include one year terms and renew automatically for additional one year terms unless terminated by either party. The total annual base compensation under these agreements is $3.9 million as of December 31, 2006, subject to increases approved by the board of directors, and performance bonuses of up to a total of $2.6 million per year.

(f)	Spanish Tax Indemnification

In September 2004 the Company sold its Spanish operations (Note 2) and agreed to indemnify the buyers with respect to tax and other contingencies of the Spanish entities sold. One such contingency arose during 2005 and was resolved, requiring no payment by the Company. Another such contingency arose during 2004, and its outcome remains unknown. One of the Spanish entities sold has been assessed taxes and interest totaling approximately €1 million (equal to approximately $1.3 million at December 31, 2006) related to a transaction it undertook in 2000. The Company’s management believes there should be no tax liability related to the transaction. Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5) requires that an estimated loss be accrued by a charge to income when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on its review of the facts and circumstances, and reviews by external parties representing the Company, the Company’s management does not consider it probable that any payment will be made related to this contingency. However, it is considered reasonably possible, as that term is defined in SFAS 5, that some amount up to approximately €1 million plus interest accruing at a government-published rate, which has ranged from 4.75% to 6.50% from 2000 through 2004, may be paid by the Company at some point in the future related to this contingency, and accordingly the Company has disclosed the existence of this contingency and the estimated range of potential loss related to this contingency until it is resolved. Should facts and circumstances related to this tax assessment change at some point in the future, the Company will consider accruing a charge to income. Any such charge would be reflected in discontinued operations.

(16)  Subsequent Events

Merger

On January 8, 2007, the Company announced that it had entered into an Agreement and Plan of Merger dated as of January 7, 2007 (the “Merger Agreement”) with UNCN Holdings, Inc. (“Parent”) and UNCN Acquisition Corp. (“Merger Sub”). Parent and Merger Sub are affiliates of Welsh, Carson, Anderson & Stowe X, L.P. (“Welsh Carson”). The transaction is valued at approximately $1.8 billion, including the assumption of certain debt obligations of the Company pursuant to the merger.

Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”). In the Merger, each share of common stock of the Company, other than those held in the treasury of the Company and those owned by Parent or Merger Sub, and other than those shares with respect to which dissenters rights are properly exercised, will be converted into the right to receive $31.05 per share in cash, without interest (the “Merger Consideration”). In addition, unless otherwise agreed between Parent and the holder thereof, each outstanding restricted stock award subject to vesting or other lapse restrictions will vest and become free of such restrictions and the holder thereof will receive the Merger Consideration with respect to each share of restricted stock held by such holder, each restricted stock unit of the Company will be converted into the right to receive cash in an amount equal to the Merger Consideration multiplied

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

by the number of shares of Company common stock subject to such unit, and the holders of each outstanding option to acquire a share of Company common stock will receive an amount in cash equal to the excess, if any, of the Merger Consideration over the per share exercise price of such option.

Parent has obtained debt and equity financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Parent to pay the aggregate Merger Consideration and all related fees and expenses. Consummation of the Merger is not subject to a financing condition, but it is subject to customary closing conditions including (i) the approval and adoption of the Merger Agreement by the Company’s stockholders, (ii) the absence of certain legal impediments to the consummation of the Merger and (iii) the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company incurred $0.5 million of expenses related to the merger in 2006, and is incurring additional expenses related to the merger in 2007.

On January 8, 2007, John McMullen filed a class action petition in the 134th District Court of Dallas County, Texas against the Company, Welsh Carson, and all of the directors of the Company. The petition alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s stockholders in approving the merger agreement with Welsh Carson, and that Welsh Carson aided and abetted the directors’ alleged breach of fiduciary duties. The petition seeks, among other things, class certification and an injunction preventing the proposed merger, and a declaration that the directors breached their fiduciary duties.

On January 9, 2007, Levy Investments filed a derivative petition in the 101st District Court of Dallas County, Texas on behalf of the Company, substantively, against Welsh Carson and all of the directors of the Company and Welsh Carson, and nominally against the Company. The petition alleges that demand on the Company’s board to bring suit is excused and alleges derivatively, among other things, that the Company’s directors breached their fiduciary duties to the Company and abused their control of the Company in approving the merger agreement, and that Welsh Carson aided and abetted the directors’ alleged breach of fiduciary duties. The petition seeks, among other things, a declaration that the merger agreement is void and unenforceable, an injunction preventing the proposed merger, a constructive trust and attorneys’ fees and expenses.

The Company believes that both of these lawsuits are without merit and plan to defend them vigorously. Additional lawsuits pertaining to the proposed merger could be filed in the future.

Other

During January 2007, we opened three de novo facilities in the Houston, Texas area and one de novo facility in Templeton, California. In February 2007, we acquired three additional facilities in the St. Louis area for approximately $23.9 million in cash.

The Company has entered into letters of intent with various entities regarding possible joint venture, development or other transactions. These possible joint ventures, developments or other transactions are in various stages of negotiation.

(17)  New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. The

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Also in September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement No. 87, 88, 106 and 132(R), (SFAS 158). SFAS 158 requires recognition of the funded status of a benefit plan in the consolidated balance sheet. SFAS 158 also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS 158’s recognition and disclosure elements are effective for fiscal years ending after December 15, 2006 and its measurement elements are effective for fiscal years ending after December 15, 2008. The adoption of the recognition provisions of SFAS 158 did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows and disclosures. (See Note 15).

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. The SAB requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 became effective in fiscal 2006. The adoption of SAB 108 did not have a material impact on our financial position, results of operations or cash flows.

(18)  Selected Quarterly Financial Data (Unaudited)

	2006 Quarters				2005 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share amounts)				(In thousands, except per share amounts)

Net revenues	$127,843	$150,452	$144,787	$155,743	$114,292	$123,186	$116,030	$116,093
Income from continuing operations	11,638	13,146	2,223	13,078	10,813	12,666	11,657	12,480
Basic earnings per share from continuing operations	$0.27	$0.30	$0.05	$0.30	$0.25	$0.30	$0.27	$0.29
Diluted earnings per share from continuing operations	$0.26	$0.29	$0.05	$0.29	$0.24	$0.28	$0.26	$0.27

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including case volumes, interest rates, acquisitions, changes in contracts, the timing of price changes, and financing activities. For example, the third quarter of 2006 includes an after-tax loss of $9.7 million on the Company’s early retirement of debt. In addition, the Company has completed acquisitions and opened new facilities throughout 2005 and 2006, all of which significantly affect the comparability of net income and earnings per share from quarter to quarter. The results from 2005 have been adjusted to reflect the effects of discontinued operations that were reported in 2006.

(2)  Financial Statement Schedules

The following financial statement schedule is filed as part of this Form 10-K: Schedule II — Valuation and Qualifying Accounts

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

Allowance for Doubtful Accounts

	Balance at	Additions Charged to:
	Beginning of	Costs and			Other	Balance at
	Period	Expenses	Other Accounts	Deductions(2)	Items(3)	End of Period
	(In thousands)

2004(1)	$8,838	$8,159	—	$(7,592)	$(2,128)	$7,277
2005(1)	7,277	9,518	—	(13,637)	3,498	6,656
2006	6,656	10,100	—	(8,530)	1,729	9,955

Valuation allowance for deferred tax assets

	Balance at	Additions Charged to:
	Beginning of	Costs and			Other	Balance at
	Period	Expenses	Other Accounts	Deductions(2)	Items(3)	End of Period
(In thousands)

2004	—	—	—	—	—	—
2005	—	—	—	—	—	—
2006	—	—	—	—	$2,460	$2,460

(1)	Includes Spanish and Lyndhurst, Ohio operations, which the Company disposed of during 2004 and 2006, respectively.

(2)	Accounts written off.

(3)	Primarily beginning balances for purchased businesses. For 2004, these amounts are offset by $3.8 million of deductions due to the sale of the Spanish operations.

All other schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

S-1

(3) Exhibits:

Exhibit
Number		Description

2	.1#	Agreement and Plan of Merger, dated as of December 6, 2000, among the Company, OPC Acquisition Corporation and OrthoLink Physicians Corporation (previously filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

2	.2#	Agreement for the Sale and Purchase of Shares and Loan Notes in Aspen Healthcare Holdings Limited, dated April 6, 2000, between Electra Private Equity Partners 1995 and others and Global Healthcare Partners Limited (previously filed as Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

2	.3#	Agreement and Plan of Reorganization, dated as of March 26, 2002, by and among the Company, USP Acquisition Corporation, Surgicoe Corporation and each of the shareholders of Surgicoe named in the agreement (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 16, 2002 and incorporated herein by reference)

2	.4#	Sale and Purchase Agreement, dated July 29, 2004, between USPE Holdings Limited, United Surgical Partners International, Inc., Jenebe International S.a.r.l., Delphirica Investments S.a.r.l., Alosem Sociedad Civil, Tesalia Sociedad Civil and Capital Stock S.C.R., S.A. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2004 and incorporated herein by reference)

2	.5#	Agreement and Plan of Merger dated as of January 27, 2006, by and among United Surgical Partners International, Inc., Peak ASC Acquisition Corp. and Surgis, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the Commission on January 31, 2006 and incorporated herein by reference)

2	.6#	Agreement and Plan of Merger, dated as of January 7, 2007, by and among the Company, UNCN Holdings, Inc. and UNCN Acquisition Corp. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2007 and incorporated herein by reference)

3	.1#	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

3	.2#	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-99309) and incorporated herein by reference)

4	.1#	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)

4	.2#	Rights Agreement between the Company and First Union National Bank as Rights Agent dated June 13, 2001 (previously filed as Exhibit 4.1 to the Company’s Form 8-A filed with the Commission on June 13, 2001 and incorporated herein by reference)

4	.3#	First Amendment to Rights Agreement, dated January 7, 2007, by and between the Company and American Stock Transfer & Trust Company, as successor to First Union National Bank, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2007 and incorporated herein by reference)

10	.1#	Credit Agreement, dated April 6, 2000, by and among Global Healthcare Partners Limited and the Governor and Company of the Bank of Scotland (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

Exhibit
Number		Description

10	.2#	Contribution and Purchase Agreement, dated as of May 11, 1999, by and among USP North Texas, Inc., Baylor Health Services, Texas Health Ventures Group LLC and THVG/Health First L.L.C. (previously filed as Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.3#	Common Stock Purchase Warrant, dated June 1, 1999 (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)

10	.4#	Stock Purchase Warrant, dated March 27, 2000 (previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.5#	Employment Agreement, dated as of November 15, 2002, by and between the Company and Donald E. Steen (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003 and incorporated herein by reference)

10	.5.1#	Amendment of Employment Agreement, dated as of February 18, 2004, by and between the Company and Donald E. Steen (previously filed as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 and incorporated herein by reference)

10	.5.2#	Second Amendment to Employment Agreement, dated April 28, 2006, by and between the Company and Donald E. Steen (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2006 and incorporated herein by reference)

10	.6#	Employment Agreement, dated as of November 15, 2002, by and between the Company and William H. Wilcox (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003 and incorporated herein by reference)

10	.6.1#	Amendment to Employment Agreement, dated November 15, 2006, by and between the Company and William H. Wilcox (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 15, 2006 and incorporated herein by reference)

10	.7#	Stock Option and Restricted Stock Purchase Plan (previously filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)

10	.8#	2001 Equity-Based Compensation Plan (previously filed as Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.9#	Employee Stock Purchase Plan (previously filed as Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)

10	.10#	Deferred Compensation Plan, effective as of January 1, 2005 (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2005 and incorporated herein by reference)

10	.11#	Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.12#	Employment Agreement, dated as of July 1, 2005, by and between the Company and Brett P. Brodnax (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2005 and incorporated herein by reference)

10	.13#	Employment Agreement, dated as of June 1, 2006, by and between the Company and Niels P. Vernegaard (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2006 and incorporated herein by reference)

Exhibit
Number		Description

10	.14#	Employment Agreement, dated as of July 1, 2005, by and between the Company and Mark A. Kopser (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2005 and incorporated herein by reference)

10	.15#	Employment Agreement, dated as of July 1, 2005, by and between the Company and John J. Wellik (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2005 and incorporated herein by reference)

10	.16#	Credit Agreement, dated as of February 21, 2006, among USP Domestic Holdings, Inc., the lenders from time to time party thereto and SunTrust Bank (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2006 and incorporated herein by reference)

10	.16.1#	First Amendment to Credit Agreement, dated August 7, 2006, among USP Domestic Holdings, Inc., the lenders from time to time party thereto and SunTrust Bank (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2006 and incorporated herein by reference)

10	.17#	Credit Agreement, dated as of August 7, 2006, among USP Domestic Holdings, Inc., the lenders from time to time party thereto, Bear Stearns Corporate Lending, Inc., as administrative agent, and SunTrust Bank, as collateral and documentation agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2006 and incorporated herein by reference)

21	.1*	List of the Company’s subsidiaries

23	.1*	Consent of KPMG LLP

24	.1*	Power of Attorney — Paul B. Queally

31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

By:	/s/ William H. Wilcox
William H. Wilcox
President, Chief Executive Officer and
Director

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald E. Steen Donald E. Steen	Chairman of the Board	February 28, 2007

/s/ William H. Wilcox William H. Wilcox	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ Mark A. Kopser Mark A. Kopser	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ John J. Wellik John J. Wellik	Senior Vice President, Accounting and Administration, and Secretary (Principal Accounting Officer)	February 28, 2007

/s/ Joel T. Allison Joel T. Allison	Director	February 28, 2007

/s/ John C. Garrett, M.D. John C. Garrett, M.D.	Director	February 28, 2007

/s/ Thomas L. Mills Thomas L. Mills	Director	February 28, 2007

/s/ James Ken Newman James Ken Newman	Director	February 28, 2007

/s/ Boone Powell, Jr. Boone Powell, Jr.	Director	February 28, 2007

Signature	Title	Date

* Paul B. Queally	Director	February 28, 2007

/s/ Nancy L. Weaver Nancy L. Weaver	Director	February 28, 2007

/s/ Jerry P. Widman Jerry P. Widman	Director	February 28, 2007

*	John J. Wellik, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

By:	/s/ John J. Wellik
John J. Wellik
Attorney-in-fact

Date: February 28, 2007

INDEX TO EXHIBITS

Exhibit
Number		Description

2	.1#	Agreement and Plan of Merger, dated as of December 6, 2000, among the Company, OPC Acquisition Corporation and OrthoLink Physicians Corporation (previously filed as Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

2	.2#	Agreement for the Sale and Purchase of Shares and Loan Notes in Aspen Healthcare Holdings Limited, dated April 6, 2000, between Electra Private Equity Partners 1995 and others and Global Healthcare Partners Limited (previously filed as Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

2	.3#	Agreement and Plan of Reorganization, dated as of March 26, 2002, by and among the Company, USP Acquisition Corporation, Surgicoe Corporation and each of the shareholders of Surgicoe named in the agreement (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 16, 2002 and incorporated herein by reference)

2	.4#	Sale and Purchase Agreement, dated July 29, 2004, between USPE Holdings Limited, United Surgical Partners International, Inc., Jenebe International S.a.r.l., Delphirica Investments S.a.r.l., Alosem Sociedad Civil, Tesalia Sociedad Civil and Capital Stock S.C.R., S.A. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 15, 2004 and incorporated herein by reference)

2	.5#	Agreement and Plan of Merger dated as of January 27, 2006, by and among United Surgical Partners International, Inc., Peak ASC Acquisition Corp. and Surgis, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the Commission on January 31, 2006 and incorporated herein by reference)

2	.6#	Agreement and Plan of Merger, dated as of January 7, 2007, by and among the Company, UNCN Holdings, Inc. and UNCN Acquisition Corp. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2007 and incorporated herein by reference)

3	.1#	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

3	.2#	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-99309) and incorporated herein by reference)

4	.1#	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)

4	.2#	Rights Agreement between the Company and First Union National Bank as Rights Agent dated June 13, 2001 (previously filed as Exhibit 4.1 to the Company’s Form 8-A filed with the Commission on June 13, 2001 and incorporated herein by reference)

4	.3#	First Amendment to Rights Agreement, dated January 7, 2007, by and between the Company and American Stock Transfer & Trust Company, as successor to First Union National Bank, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2007 and incorporated herein by reference)

10	.1#	Credit Agreement, dated April 6, 2000, by and among Global Healthcare Partners Limited and the Governor and Company of the Bank of Scotland (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.2#	Contribution and Purchase Agreement, dated as of May 11, 1999, by and among USP North Texas, Inc., Baylor Health Services, Texas Health Ventures Group LLC and THVG/Health First L.L.C. (previously filed as Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

Exhibit
Number		Description

10	.3#	Common Stock Purchase Warrant, dated June 1, 1999 (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)

10	.4#	Stock Purchase Warrant, dated March 27, 2000 (previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.5#	Employment Agreement, dated as of November 15, 2002, by and between the Company and Donald E. Steen (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003 and incorporated herein by reference)

10	.5.1#	Amendment of Employment Agreement, dated as of February 18, 2004, by and between the Company and Donald E. Steen (previously filed as Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2004 and incorporated herein by reference)

10	.5.2#	Second Amendment to Employment Agreement, dated April 28, 2006, by and between the Company and Donald E. Steen (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2006 and incorporated herein by reference)

10	.6#	Employment Agreement, dated as of November 15, 2002, by and between the Company and William H. Wilcox (previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003 and incorporated herein by reference)

10	.6.1#	Amendment to Employment Agreement, dated November 15, 2006, by and between the Company and William H. Wilcox (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 15, 2006 and incorporated herein by reference)

10	.7#	Stock Option and Restricted Stock Purchase Plan (previously filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)

10	.8#	2001 Equity-Based Compensation Plan (previously filed as Exhibit 10.20 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.9#	Employee Stock Purchase Plan (previously filed as Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference)

10	.10#	Deferred Compensation Plan, effective as of January 1, 2005 (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2005 and incorporated herein by reference)

10	.11#	Form of Indemnification Agreement between the Company and its directors and officers (previously filed as Exhibit 10.22 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference)

10	.12#	Employment Agreement, dated as of July 1, 2005, by and between the Company and Brett P. Brodnax (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2005 and incorporated herein by reference)

10	.13#	Employment Agreement, dated as of June 1, 2006, by and between the Company and Niels P. Vernegaard (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2006 and incorporated herein by reference)

10	.14#	Employment Agreement, dated as of July 1, 2005, by and between the Company and Mark A. Kopser (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2005 and incorporated herein by reference)

10	.15#	Employment Agreement, dated as of July 1, 2005, by and between the Company and John J. Wellik (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 29, 2005 and incorporated herein by reference)

Exhibit
Number		Description

10	.16#	Credit Agreement, dated as of February 21, 2006, among USP Domestic Holdings, Inc., the lenders from time to time party thereto and SunTrust Bank (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2006 and incorporated herein by reference)

10	.16.1#	First Amendment to Credit Agreement, dated August 7, 2006, among USP Domestic Holdings, Inc., the lenders from time to time party thereto and SunTrust Bank (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2006 and incorporated herein by reference)

10	.17#	Credit Agreement, dated as of August 7, 2006, among USP Domestic Holdings, Inc., the lenders from time to time party thereto, Bear Stearns Corporate Lending, Inc., as administrative agent, and SunTrust Bank, as collateral and documentation agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 8, 2006 and incorporated herein by reference)

21	.1*	List of the Company’s subsidiaries

23	.1*	Consent of KPMG LLP

24	.1*	Power of Attorney — Paul B. Queally

31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

#	Previously filed.