Form 10-Q
period 2007-06-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2007-08-10
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-144337

United Surgical Partners International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2749762
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
15305 Dallas Parkway, Suite 1600	75001
Addison, Texas	(Zip Code)
(Address of principal executive offices)

(Registrant’s telephone number, including area code)
(972) 713-3500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At August 9, 2007 there were 100 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note: Items 1A, 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

	Successor	Predecessor
	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$56,138	$31,740
Patient receivables, net of allowance for doubtful accounts of $12,919 and $9,955, respectively	64,694	58,525
Other receivables	17,928	16,973
Inventories of supplies	9,323	9,108
Deferred tax asset, net	9,905	14,238
Prepaids and other current assets	27,646	13,264

Total current assets	185,634	143,848
Property and equipment, net	372,956	299,829
Investments in affiliates	159,957	158,499
Goodwill and intangible assets, net	1,487,042	621,264
Other assets	12,467	8,416

Total assets	$2,218,056	$1,231,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$22,032	$24,436
Accrued salaries and benefits	25,170	26,145
Due to affiliates	71,687	76,398
Accrued interest	14,819	1,742
Current portion of long-term debt	30,476	26,373
Other current liabilities	38,412	30,588

Total current liabilities	202,596	185,682
Long-term debt, less current portion	1,044,755	320,957
Other long-term liabilities	17,464	10,857
Deferred tax liability, net	73,034	42,256

Total liabilities	1,337,849	559,752
Minority interests	90,974	72,830
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 100 shares authorized; 100 shares issued and outstanding at June 30, 2007 (Successor); 200,000,000 shares authorized and 44,714,176 shares issued at December 31, 2006 (Predecessor)	—	447
Additional paid-in capital	784,468	382,327
Treasury stock, at cost, 4,076 shares at December 31, 2006	—	(109)
Accumulated other comprehensive income	617	16,349
Retained earnings	4,148	200,260

Total stockholders’ equity	789,233	599,274

Total liabilities and stockholders’ equity	$2,218,056	$1,231,856

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Successor	Predecessor
	Period from	Period from
	April 19	April 1
	through	through	Three Months
	June 30,	April 18,	Ended June 30,
	2007	2007	2006
	(Unaudited — in thousands)
Revenues:
Net patient service revenue	$119,791	$28,519	$133,447
Management and contract service revenue	13,065	3,262	13,077
Other revenue	1,030	258	3,928

Total revenues	133,886	32,039	150,452
Equity in earnings of unconsolidated affiliates	7,244	1,402	7,148
Operating expenses:
Salaries, benefits, and other employee costs	36,438	9,402	42,498
Medical services and supplies	23,095	5,776	27,046
Other operating expenses	21,538	5,500	26,240
General and administrative expenses	8,558	24,301	9,385
Provision for doubtful accounts	2,986	635	2,726
Depreciation and amortization	8,925	2,348	8,674

Total operating expenses	101,540	47,962	116,569

Operating income (loss)	39,590	(14,521)	41,031
Interest income	751	190	1,140
Interest expense	(19,364)	(1,603)	(8,923)
Loss on early retirement of debt	—	(2,435)	—
Other	128	744	59

Total other expense, net	(18,485)	(3,104)	(7,724)
Income (loss) before minority interests	21,105	(17,625)	33,307
Minority interests in income of consolidated subsidiaries	(14,262)	(3,051)	(13,817)

Income (loss) from continuing operations before income taxes	6,843	(20,676)	19,490
Income tax (expense) benefit	(2,614)	4,894	(6,320)

Income (loss) from continuing operations	4,229	(15,782)	13,170
Loss from discontinued operations, net of tax	(81)	(27)	(18)

Net income (loss)	$4,148	$(15,809)	$13,152

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Successor
	Period from	Predecessor
	April 19 through	Period from January 1	Six Months Ended
	June 30,	through April 18,	June 30,
	2007	2007	2006
	(Unaudited — in thousands)
Revenues:
Net patient service revenue	$119,791	$174,180	$251,760
Management and contract service revenue	13,065	19,142	22,240
Other revenue	1,030	1,615	4,295

Total revenues	133,886	194,937	278,295
Equity in earnings of unconsolidated affiliates	7,244	9,906	14,034
Operating expenses:
Salaries, benefits, and other employee costs	36,438	55,334	76,201
Medical services and supplies	23,095	35,032	50,462
Other operating expenses	21,538	33,072	48,837
General and administrative expenses	8,558	39,277	18,691
Provision for doubtful accounts	2,986	3,385	4,565
Depreciation and amortization	8,925	12,719	16,667

Total operating expenses	101,540	178,819	215,423

Operating income	39,590	26,024	76,906
Interest income	751	933	2,560
Interest expense	(19,364)	(9,546)	(16,145)
Loss on early retirement of debt	—	(2,435)	—
Other	128	798	1,644

Total other expense, net	(18,485)	(10,250)	(11,941)
Income before minority interests	21,105	15,774	64,965
Minority interests in income of consolidated subsidiaries	(14,262)	(18,546)	(26,740)

Income (loss) from continuing operations before income taxes	6,843	(2,772)	38,225
Income tax expense	(2,614)	(4,139)	(13,416)

Income (loss) from continuing operations	4,229	(6,911)	24,809
Loss from discontinued operations, net of tax	(81)	(238)	(6,482)

Net income (loss)	$4,148	$(7,149)	$18,327

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Successor	Predecessor
	Period from	Period from	Three
	April 19 through	April 1 through	Months Ended
	June 30,	April 18,	June 30,
	2007	2007	2006
	(Unaudited — in thousands)
Net income (loss)	$4,148	$(15,809)	$13,152
Other comprehensive income:
Foreign currency translation adjustments	617	1,591	5,889

Comprehensive income (loss)	$4,765	$(14,218)	$19,041

	Successor	Predecessor
	Period from	Period from	Six Months
	April 19 through	January 1 through	Ended
	June 30,	April 18,	June 30,
	2007	2007	2006
Net income (loss)	$4,148	$(7,149)	$18,327
Other comprehensive income:
Foreign currency translation adjustments	617	2,169	6,952

Comprehensive income (loss)	$4,765	$(4,980)	$25,279

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Outstanding		Paid-in	Treasury	Comprehensive	Retained
	Shares	Par Value	Capital	Stock	Income	Earnings	Total
	(Unaudited — in thousands)

Predecessor
Balance, December 31, 2006	44,710	$447	$382,327	$(109)	$16,349	$200,260	$599,274
Issuance of common stock and exercise of stock options	474	5	6,211	—	—	—	6,216
Repurchases of common stock	(71)	—	—	(2,197)	—	—	(2,197)
Equity-based compensation expense	—	—	17,100	—	—	—	17,100
Tax benefit related to increase in value of equity awards	—	—	15,822	—	—	—	15,822
Net loss	—	—	—	—	—	(7,149)	(7,149)
Foreign currency translation adjustments	—	—	—	—	2,169	—	2,169

Balance, April 18, 2007	45,113	$452	$421,460	$(2,306)	$18,518	$193,111	$631,235

Successor
Capitalization of Successor company at April 19, 2007	—	$—	$786,827	$—	$—	$—	$786,827
Expenses paid on behalf of USPI Group Holdings, Inc.	—	—	(2,833)	—	—	—	(2,833)
Contribution related to equity award grants by USPI Group Holdings, Inc.	—	—	474	—	—	—	474
Net income	—	—	—	—	—	4,148	4,148
Foreign currency translation adjustments	—	—	—	—	617	—	617

Balance, June 30, 2007	—	$—	$784,468	$—	$617	$4,148	$789,233

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Successor	Predecessor
	Period from	Period from
	April 19	January 1	Six Months
	through	through	Ended
	June 30,	April 18,	June 30,
	2007	2007	2006
	(Unaudited — in thousands)
Cash flows from operating activities:
Net income (loss)	$4,148	$(7,149)	$18,327
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on discontinued operations	81	238	6,482
Provision for doubtful accounts	2,986	3,385	4,565
Depreciation and amortization	8,925	12,719	16,667
Loss on early retirement of debt	—	2,435	—
Gain on sale of equity interests	—	(897)	—
Amortization of debt issue costs and discount	533	202	507
Deferred income tax expense	775	425	4,341
Equity in earnings of unconsolidated affiliates, net of distributions received	1,996	4,335	3,193
Minority interests in income of consolidated subsidiaries, net of distributions paid	3,248	148	(1,084)
Equity-based compensation	474	17,100	5,997
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(5,912)	(1,040)	(5,393)
Other receivables	(1,169)	(100)	(918)
Inventories of supplies, prepaids and other current assets	1,216	987	(4,839)
Accounts payable and other current liabilities	2,289	12,213	1,622
Long-term liabilities	24	(528)	6,425
Tax benefit related to increase in value of equity awards	—	(15,822)	(2,348)

Net cash provided by operating activities	19,614	28,651	53,544

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(38,362)	(26,685)	(236,683)
Proceeds from sale of businesses and equity interests	—	15,916	1,029
Purchases of property and equipment	(2,170)	(7,020)	(13,420)
Returns of capital from unconsolidated affiliates	302	556	355
(Increase) decrease in deposits and notes receivable	12,706	(9,084)	(3,107)

Net cash used in investing activities	(27,524)	(26,317)	(251,826)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows — (Continued)

	Successor	Predecessor
	Period from	Period from
	April 19	January 1	Six Months
	through	through	Ended
	June 30,	April 18,	June 30,
	2007	2007	2006
	(Unaudited — in thousands)
Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	874,347	22,134	100,000
Payments on long-term debt	(206,399)	(7,480)	(18,111)
Proceeds from issuances of common stock	—	6,135	3,637
Net equity contribution from USPI Group Holdings, Inc.	765,802	—	—
Tax benefit related to increase in value of equity awards	—	15,822	2,348
Payments to repurchase common stock	(1,430,879)	—	—
(Decrease) increase in cash held on behalf of unconsolidated affiliates	(18,760)	13,895	7,978
Expenses paid on behalf of USPI Group Holdings, Inc.	(2,833)	—	—
Returns of capital to minority interest holders	(318)	(957)	(719)

Net cash (used in) provided by financing activities	(19,040)	49,549	95,133

Cash flows of discontinued operations:
Operating cash flows	(115)	(313)	163
Investing cash flows	—	—	5
Financing cash flows	—	—	(173)

Net cash used in discontinued operations	(115)	(313)	(5)

Effect of exchange rate changes on cash	6	(113)	(15)

Net (decrease) increase in cash and cash equivalents	(27,059)	51,457	(103,169)
Cash and cash equivalents at beginning of period	83,197	31,740	130,440

Cash and cash equivalents at end of period	$56,138	$83,197	$27,271

Supplemental information:
Interest paid	$6,420	$9,861	$14,938
Income taxes paid	1,666	1,909	10,995
Non-cash transactions:
Assets acquired under capital lease obligations	$2,669	$1,677	$2,110
Issuance of common stock to employees	—	—	30,159
Predecessor rollover equity	18,192	—	—

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private hospitals and related businesses in the United States and Europe. At June 30, 2007, the Company, headquartered in Dallas, Texas, operated 155 short-stay surgical facilities. Of these 155 facilities, the Company consolidates the results of 64, accounts for 90 under the equity method, and holds no ownership in the remaining facility, which is operated by USPI under a management agreement. The Company operates in two countries, with 152 of its 155 facilities located in the United States of America; the remaining three facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At June 30, 2007, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 90 of the Company’s 152 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

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

As further described below, on April 19, 2007, the Company became a wholly owned subsidiary of USPI Holdings, Inc. (Holdings), which in turn is a wholly owned subsidiary of USPI Group Holdings, Inc. (Parent). The Company’s financial position and the results of operations prior to the merger are presented separately in the consolidated financial statements as “Predecessor” financial statements, while the Company’s financial position and results of operations following the merger are presented as “Successor” financial statements. Due to the merger, which substantially increased the Company’s debt and interest expense, and to the revaluation of assets and liabilities as a result of purchase accounting associated with the merger, the pre-merger financial statements are not comparable with those after the merger in certain respects. In preparing the Successor financial statements for the period from April 19, 2007 through June 30, 2007, the Company has made preliminary estimates of the fair values of its assets and liabilities. Future adjustments may occur as these preliminary estimates are finalized. The Company expects to finalize the determination of these fair values by April 19, 2008.

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements and notes should be read in conjunction with the Predecessor’s December 31, 2006 Form 10-K. It is management’s opinion that the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the periods presented. The Predecessor statements for the periods through April 18, 2007 contain several nonrecurring adjustments associated with the Company being acquired by Holdings. The largest such adjustment was approximately $13.8 million in additional equity-based compensation expense, which is reflected in “general and administrative expenses.” In addition, the Company incurred approximately $10.0 million in expenses related to the merger, which are also included in “general and administrative expenses”, and a $2.4 million loss on early retirement of debt. Many of these expenses were not fully deductible for tax purposes, which had an adverse effect on the Company’s effective tax rate for this period. Because of these unusual items, the results of operations for the periods January 1 through April 18, 2007 and April 19 through June 30, 2007 are not indicative of the results to be expected for the full fiscal year.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the fiscal 2007 presentation. Net operating results have not been affected by these reclassifications.

The preparation of financial statements in conformity with GAAP requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)	Merger Transaction

Pursuant to an Agreement and Plan of Merger (the Merger) dated as of January 7, 2007, between an affiliate of Welsh, Carson, Anderson & Stowe X, L.P. (Welsh Carson) and the Company, the Company became a wholly owned subsidiary of Holdings on April 19, 2007. Holdings is a wholly owned subsidiary of Parent, which is owned by an investor group that includes affiliates of Welsh Carson, members of the Company’s management and other investors. As a result of the merger, the Company no longer has publicly traded equity securities.

In the Merger, all of the stockholders of the Company received $31.05 per share in cash for common stock. Additionally, all of the Company’s unvested restricted stock awards, except as otherwise agreed to by the holders and the Company, immediately vested, and the holders of restricted stock awards also received $31.05 per share in cash. Holders of stock options issued by the Company, including unvested stock options, received cash equal to $31.05 per option minus the exercise price of the option multiplied by the number of shares subject to the option.

The Merger was valued at approximately $1.8 billion, including the assumption of $153.6 million of the Company’s existing debt. The funds necessary to consummate the transaction were approximately $1.7 billion, including $1.4 billion to pay then current stockholders and equity award holders, approximately $199.4 million to repay certain existing indebtedness and approximately $41.4 million to pay related fees and expenses. The Merger was financed by:

•	an investment of cash and rollover equity of USPI in the equity of Parent by Welsh Carson, management and other equity investors of approximately $785.0 million;

•	borrowings by the Company of $430.0 million in new senior secured credit facilities;

•	the issuance by the Company of $240.0 million in aggregate principal amount of 8 7/8% senior subordinated notes, due 2017, and $200.0 million in aggregate principal amount of 9 1/4%/10% senior subordinated toggle notes, due 2017;

•	additional borrowings of £10.0 million (approximately $19.7 million) by Global, which was repatriated to the U.S.; and

•	approximately $16.4 million of cash on hand.

The Merger was accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards No. 141, Business Combinations,” (SFAS 141). The purchase price, including transaction-related fees, was allocated to the Company’s tangible and identifiable intangible assets and liabilities based upon preliminary estimates of fair value, with the remainder allocated to goodwill. The Company’s preliminary allocation of the purchase price is subject to changes as the Company completes its procedures.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of the Merger is presented below (in thousands):

Net cash and equity contribution from Holdings	$786,827
Proceeds from borrowings	889,700
Cash on hand	16,415
Expenses paid on behalf of Parent	(2,833)

Purchase price allocated	$1,690,109

Estimated fair value of net tangible assets acquired:
Cash	$63,497
Patient receivables	58,435
Current deferred tax asset	17,123
Other current assets	46,369
Investments in affiliates	161,611
Property and equipment	370,092
Other assets	20,668
Current liabilities	(108,147)
Due to affiliates	(90,260)
Long-term debt, excluding current portion	(131,158)
Deferred tax liability	(70,770)
Other long-term liabilities	(13,619)
Minority interests in consolidated subsidiaries	(84,635)

Net tangible assets acquired	239,206
Capitalized debt issuance costs	28,659
Intangible assets acquired	116,408
Goodwill	1,305,836

$1,690,109

Following are the unaudited pro forma results for the three and six months ended June 30, 2007 and 2006 as if the Merger had occurred on January 1 of each year (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenues	$165,925	$150,452	$328,823	$278,295
Income from continuing operations	3,294	5,834	7,846	9,564

In connection with the Merger, the Predecessor company incurred expenses totaling approximately $23.8 million related to the acceleration of the Predecessor company’s unvested outstanding stock options and certain restricted stock awards and professional fees. The Successor company incurred approximately $28.7 million of fees related to debt issuance costs which are being amortized into interest expense over the term of the debt.

(2)	Discontinued Operations and Other Dispositions

In March 2007, the Company classified the operations of one surgery center as held for sale. This surgery center was acquired as part of the Surgis acquisition in April 2006. The Company is in discussions with potential buyers for a sale of the surgery center. At June 30, 2007, total assets and liabilities classified as held for sale were

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

approximately $1.7 million and $0.2 million, respectively, and are included net in other current assets on the consolidated balance sheet. Most of the assets held for sale are property and equipment. The results of operations of this surgery center have been reclassified to discontinued operations for all applicable periods. On March 31, 2006, the Company sold its equity interest in a surgery center in Lyndhurst, Ohio, for $0.5 million in cash. The Company acquired a competing facility as part of the Surgis acquisition.

In accordance with the requirements of SFAS No. 144, the Company has reclassified the historical results of operations to remove the operations of the two facilities noted above from the Company’s revenues and expenses on the accompanying consolidated statements of operations, collapsing the net loss related to these facilities’ operations into a single line, “loss from discontinued operations,” which, in 2006, also includes the loss on the sale of the Lyndhurst, Ohio facility. The following table summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands):

	Successor	Predecessor
	Period from	Period from		Period from
	April 19	April 1	Three Months	January 1	Six Months
	through	through	Ended	through	Ended
	June 30,	April 18,	June 30,	April 18,	June 30,
	2007	2007	2006	2007	2006
Revenues	$19	$—	$39	$111	$1,157

Loss from discontinued operations before income taxes	$(124)	$(42)	$(28)	$(366)	$(85)
Income tax benefit	43	15	10	128	30

Loss from discontinued operations	$(81)	$(27)	$(18)	$(238)	$(55)

Loss on sale of discontinued operations before income taxes	$—	$—	$—	$—	$(7,396)
Income tax benefit	—	—	—	—	969

Loss on sale of discontinued operations	$—	$—	$—	$—	$(6,427)

On April 1, 2007, the Company sold a controlling interest in two facilities it operates in Corpus Christi, Texas, to a not-for-profit hospital partner for $6.1 million in cash. The Company’s continuing involvement as an equity method investor and manager of the facilities precludes the facilities from being classified as discontinued operations. As a result of the sale, the Company recorded a pre-tax gain of approximately $0.9 million, which is recorded in other income (expense) in the statement of operations.

(3)	Acquisitions and Equity Method Investments

Effective February 1, 2007, the Company acquired a controlling equity interest in two ambulatory surgery centers in the St. Louis, Missouri area for approximately $15.9 million in cash, which is net of $0.3 million of cash acquired. Additionally, effective March 1, 2007, the Company acquired a controlling equity interest in an additional ambulatory surgery center in the St. Louis area for approximately $7.3 million in cash, which is net of $0.4 million of cash acquired. Effective May 1, 2007, the Company acquired a controlling equity interest in an additional ambulatory surgery center in the St. Louis area for approximately $28.7 million, which is net of $0.9 million of cash acquired. Also, effective May 1, 2007, the Company acquired a controlling interest in a surgery center in the Houston, Texas area for approximately $9.0 million, which is net of $0.1 million of cash acquired.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Following are the unaudited pro forma results for the periods presented as if these acquisitions had occurred on January 1 of each year (in thousands):

	Successor	Predecessor
	Period from	Period from		Period from
	April 19 through	April 1 through	Three Months	January 1 through	Six Months
	June 30,	April 18,	Ended June 30,	April 18,	Ended June 30,
	2007	2007	2006	2007	2006
Net revenues	$134,759	$33,457	$156,467	$206,191	$287,818
Income (loss) from continuing operations	4,351	(15,584)	13,529	(5,393)	25,350

The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. For the period from April 19 through June 30, 2007, these investing transactions resulted in a net cash outflow of approximately $0.7 million. During the period from January 1 through April 18, 2007, these transactions resulted in a net cash inflow of approximately $6.3 million, which can be summarized as follows:

•	Receipt of $9.8 million from a not-for-profit hospital partner that obtained additional ownership in certain of the Company’s surgical facilities in the Chicago, Illinois area;

•	Investment of $1.5 million in a joint venture with one of the Company’s not-for-profit hospital partners, which the joint venture used to acquire ownership in a surgery center in the Utica, Michigan area; and

•	Net payment of approximately $2.0 million related to other purchases and sales of equity interests and contributions of cash to equity method investees.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Combined		Combined
	2007	2006	2007	2006

Unconsolidated facilities operated at period-end	90	72	90	72
Income statement information:
Revenues	$191,298	$143,903	$368,354	$270,618
Equity in earnings of unconsolidated affiliates	59	2	112	47
Operating expenses:
Salaries, benefits, and other employee costs	50,229	36,530	95,047	67,635
Medical services and supplies	40,120	29,106	76,054	54,658
Other operating expenses	49,648	35,760	95,688	67,154
Depreciation and amortization	9,484	7,276	18,261	13,219

Total operating expenses	149,481	108,672	285,050	202,666

Operating income	41,876	35,233	83,416	67,999
Interest expense, net	(5,124)	(3,459)	(8,846)	(6,208)
Other	819	349	(898)	681

Income before income taxes	$37,571	$32,123	$73,672	$62,472

Balance sheet information:
Current assets	$176,843	$143,316	$176,843	$143,316
Noncurrent assets	368,196	253,150	368,196	253,150
Current liabilities	102,812	70,151	102,812	70,151
Noncurrent liabilities	261,504	157,560	261,504	157,560

(4)	Long-Term Debt

As discussed in Note 1, Welsh Carson acquired the Company in April 2007. As a result, the Company incurred new borrowings to finance a portion of the acquisition as described below. The Company’s previous revolving credit facility was cancelled and replaced with a new revolving credit facility, and the outstanding balance of the Company’s Term B loan was fully repaid in connection with the Merger. The terms of the Company’s U.K. borrowings were also amended and restated.

New senior secured credit facility

The new senior secured credit facility (Credit Facility) provides for borrowings of up to $630.0 million (with a $150.0 million accordion feature described below), consisting of (1) a $100.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. On April 19, 2007, the Company borrowed $430.0 million of the term loan facility concurrent with the Merger. In May 2007, the Company borrowed an additional $29.5 million under the delayed draw feature of the term loan facility to finance the acquisition of an additional surgery center in St. Louis, Missouri. The remaining $70.5 million of the delayed draw feature of the term loan facility is available until December 31, 2008. In addition, the Company may request additional tranches of term loans or additional commitments to the

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the Credit Facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, the Company pays quarterly commitment fees of 1.25% per annum and 0.50% per annum on the daily-unused commitment of the delayed draw facility and revolving credit facility, respectively. The Company also pays a quarterly participation fee of 2.125% per annum related to outstanding letters of credit. The term loans under the Credit Facility require principal payments each year in an amount of 1% per annum in equal quarterly installments, the first of which was made in June 2007. No principal payments are required on the revolving credit facility or delayed draw term loan facility during its delayed draw availability period. At June 30, 2007, the Company had $458.4 million of debt outstanding under the Credit Facility at an interest rate of approximately 7.4%. The Company also had $2.7 million of letters of credit outstanding.

The Credit Facility is guaranteed by Holdings, and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the Credit Facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of the Company’s capital stock, the capital stock of each of the Company’s wholly owned domestic subsidiaries and 65% of the capital stock of certain of the Company’s wholly-owned foreign subsidiaries. Additionally, the Credit Facility contains various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. The Company was in compliance with these covenants as of June 30, 2007.

New senior subordinated notes

Also in connection with the Merger, the Company issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, commencing on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes will be payable in cash. For any interest period after November 1, 2007 through November 1, 2012, the Company may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest); or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. The Notes are unsecured senior subordinated obligations of the Company; however, the Notes are guaranteed by all of the Company’s current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. The Company was in compliance with these covenants as of June 30, 2007.

The Notes also included registration rights, which provided that the Company would file a registration statement with the SEC not later than 365 days after April 19, 2007 with respect to a registered offer to exchange the Notes for new notes of the Company having substantially identical terms, and use commercially reasonable efforts to cause the exchange offer registration to be declared effective not later than 455 days after April 19, 2007. If the Company did not adhere to these registration rights, additional interest at up to an additional one percent per annum would have accrued on the Notes. The Company has fulfilled its obligations under the registration rights. The Company filed a Form S-4 with the SEC in July 2007, and it was declared effective by the SEC on July 25, 2007. The exchange offer is due to be completed in August 2007.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

United Kingdom borrowings

Historically, the Company’s credit agreement in the United Kingdom had provided for total borrowings of £55.0 million under four separate facilities. In April 2007, the Company entered into an amended and restated credit agreement (the U.K. Agreement), which covers the existing overdraft facility and term loan facilities (Term Loan A). The U.K. Agreement increased the total overdraft facility by £0.5 million to £2.0 million, and added an additional term loan B facility of £10 million (approximately $20.1 million at June 30, 2007) (Term Loan B). The original proceeds from the Term Loan B facility were repatriated to the U.S. as part of the Merger. Excluding availability on the overdraft facility, no additional amounts can be borrowed under the Term Loan A or Term Loan B. At June 30, 2007, the Company had approximately £45.7 million ($91.7 million) outstanding under the U.K. Agreement at a weighted average interest rate of approximately 7.0%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are also required on the Term Loan A, beginning in June 2007, and approximate $6.0 million in the first and second year, $8.0 million in the third and fourth year; $10.0 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and has a maturity of six years. The borrowings are guaranteed by certain of the Company’s subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contain various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on Company assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. The Company was in compliance with these covenants as of June 30, 2007.

The Company also has borrowing availability under a capital asset finance facility in the U.K. of up to £2.5 million (approximately $5.0 million at June 30, 2007). The exact terms and payments are negotiated upon a draw on the facility. No amounts were outstanding at June 30, 2007.

(5)	Equity-Based Compensation

The Company follows the guidance of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) in accounting for equity-based compensation. Under SFAS 123R, the fair value of equity-based compensation, such as stock options and other stock-based awards to employees and directors, is measured at the date of grant and recognized as expense over the employee’s requisite service period.

Prior to the Merger, the Predecessor had historically provided equity-based compensation to its employees and directors through a combination of stock options, share awards, a deferred compensation plan, and the Employee Stock Purchase Plan (ESPP). Generally, stock options were granted with an exercise price equal to the stock price on the date of grant, vesting 25% per year over four years, and having a five-year contractual life. The fair value of stock options was estimated at the date of grant using the Black-Scholes option-pricing model based on assumptions derived historical experience. Shares awards were valued at the share price on the date of grant. The Predecessor’s historical share awards vested based on a combination of service and company performance.

As a result of the Merger, all of the Company’s restricted stock awards, except as otherwise agreed by the holders and the Company, and all of its stock options were immediately vested. As a result, the Company recorded pretax expense of approximately $13.8 million related to such acceleration in its Predecessor statement of operations on April 18, 2007.

Subsequent to the Merger, the Company’s parent, USPI Group Holdings, Inc., issued stock options and restricted stock to certain employees of the Successor company. The estimated fair value of these awards is being amortized into expense over the estimated service period for each award.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Total equity-based compensation included in the Consolidated Statements of Operations, classified by line item, is as follows (in thousands):

	Successor	Predecessor
	Period from	Period from		Period from
	April 19	April 1		January 1
	through	through	Three Months	through	Six Months
	June 30,	April 18,	Ended June 30,	April 18,	Ended June 30,
	2007	2007	2006	2007	2006
Equity in earnings of unconsolidated affiliates	$—	$—	$18	$20	$32
Salaries, benefits and other employee costs	—	150	786	959	1,484
General and administrative expenses	474	14,132	2,089	16,144	4,528
Minority interests in income of consolidated subsidiaries	—	—	(27)	(23)	(47)

Expense before income tax benefit	474	14,282	2,866	17,100	5,997
Income tax benefit	(56)	(4,481)	(860)	(5,366)	(1,798)

Total equity-based compensation expense, net of tax	$418	$9,801	$2,006	$11,734	$4,199

Total equity-based compensation, included in the Consolidated Statements of Operations, classified by type of award, is as follows (in thousands):

	Successor	Predecessor
	Period from	Period from		Period from
	April 19	April 1		January 1
	through	through	Three Months	through	Six Months
	June 30,	April 18,	Ended June 30,	April 18,	Ended June 30,
	2007	2007	2006	2007	2006
Share awards	$348	$10,875	$2,076	$13,202	$4,471
Stock options	126	3,407	714	3,797	1,368
ESPP	—	—	76	101	158

Expense before income tax benefit	474	14,282	2,866	17,100	5,997
Income tax benefit	(56)	(4,481)	(860)	(5,366)	(1,798)

Total equity-based compensation expense, net of tax	$418	$9,801	$2,006	$11,734	$4,199

(6)	Segment Disclosures

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

	United	United
	States	Kingdom	Total

Successor
Period From April 19 through June 30, 2007
Net patient service revenue	$96,165	$23,626	$119,791
Other revenue	14,095	—	14,095

Total revenues	$110,260	$23,626	$133,886

Depreciation and amortization	$6,493	$2,432	$8,925
Operating income	35,931	3,659	39,590
Net interest expense	(17,360)	(1,253)	(18,613)
Income tax expense	(2,336)	(278)	(2,614)
Total assets	1,941,473	276,583	2,218,056
Capital expenditures	3,303	1,536	4,839

Predecessor
Period from April 1 through April 18, 2007
Net patient service revenue	$23,033	$5,486	$28,519
Other revenue	3,520	—	3,520

Total revenues	$26,553	$5,486	$32,039

Depreciation and amortization	$1,846	$502	$2,348
Operating income (loss)	(15,245)	724	(14,521)
Net interest expense	(1,170)	(243)	(1,413)
Income tax (expense) benefit	5,070	(176)	4,894
Total assets	1,114,429	209,279	1,323,708
Capital expenditures	996	939	1,935

Predecessor
Three Months Ended June 30, 2006
Net patient service revenue	$109,354	$24,093	$133,447
Other revenue	17,005	—	17,005

Total revenues	$126,359	$24,093	$150,452

Depreciation and amortization	$6,730	$1,944	$8,674
Operating income	37,428	3,603	41,031
Net interest expense	(6,929)	(854)	(7,783)
Income tax expense	(6,002)	(318)	(6,320)
Total assets	979,113	214,168	1,193,281
Capital expenditures	6,120	3,481	9,601

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	United	United
	States	Kingdom	Total

Predecessor
Period from January 1 through April 18, 2007
Net patient service revenue	$140,447	$33,733	$174,180
Other revenue	20,757	—	20,757

Total revenues	$161,204	$33,733	$194,937

Depreciation and amortization	$9,780	$2,939	$12,719
Operating income	20,615	5,409	26,024
Net interest expense	(7,175)	(1,438)	(8,613)
Income tax expense	(2,789)	(1,350)	(4,139)
Total assets	1,114,429	209,279	1,323,708
Capital expenditures	6,071	2,625	8,696

Predecessor
Six Months Ended June 30, 2006
Net patient service revenue	$205,340	$46,420	$251,760
Other revenue	26,535	—	26,535

Total revenues	$231,875	$46,420	$278,295

Depreciation and amortization	$12,916	$3,751	$16,667
Operating income	69,924	6,982	76,906
Net interest expense	(12,003)	(1,582)	(13,585)
Income tax expense	(12,441)	(975)	(13,416)
Total assets	979,113	214,168	1,193,281
Capital expenditures	8,950	6,580	15,530

(7)	Commitments and Contingencies

(a)	Financial Guarantees

As of June 30, 2007, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $77.0 million. Of the total, $31.1 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $45.1 million of the remaining $45.9 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $0.8 million represents a guarantee of an obligation of a facility the Company has sold. The Company has full recourse to the buyers with respect to this amount.

In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.2 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing,

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(d) expire as the underlying debt matures at various dates through 2019, and (e) provide no recourse for the Company to recover any amounts from third parties. The Company also has $2.7 million of letters of credit outstanding, as discussed in Note 4.

(b)	Spanish Tax Indemnification

As discussed more fully in Note 15 to the Predecessor’s 2006 consolidated financial statements on Form 10-K, the Predecessor sold its Spanish operations in September 2004 and indemnified the buyers with respect to taxes and other contingencies of the entities sold. With respect to the specific tax matter described in the Predecessor’s Form 10-K, there has been no material change in the Company’s assessment of the probability or amount since the Predecessor filed its Form 10-K. The Company’s legal advisors believe that the Company, which has indemnified the current owners for such contingencies, has a strong case for not paying any tax related to the matter but that such a payment, up to an aggregate maximum total of approximately €1 million (equal to approximately $1.4 million at June 30, 2007) for the matter, is nevertheless reasonably possible. Accordingly, the Company has not accrued any liability related to this matter but is disclosing its nature and existence. If future circumstances indicate that such a payment is probable, the Company will accrue such an amount, which would be reflected in discontinued operations.

(c)	Litigation and Professional Liability Claims

On January 8, 2007, John McMullen filed a class action petition in the 134th District Court of Dallas County, Texas against the Company, Welsh Carson, and all of the directors of the Company. The petition alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s stockholders in approving the merger agreement with Welsh Carson, and that Welsh Carson aided and abetted the directors’ alleged breach of fiduciary duties. The petition seeks, among other things, class certification and an injunction preventing the merger, and a declaration that the directors breached their fiduciary duties.

On January 9, 2007, Levy Investments filed a derivative petition in the 101st District Court of Dallas County, Texas on behalf of the Company, substantively, against Welsh Carson and all of the directors of the Company and Welsh Carson, and nominally against the Company. The petition alleges that demand on the Company’s board to bring suit is excused and alleges derivatively, among other things, that the Company’s directors breached their fiduciary duties to the Company and abused their control of the Company in approving the merger agreement, and that Welsh Carson aided and abetted the directors’ alleged breach of fiduciary duties. The petition seeks, among other things, a declaration that the merger agreement is void and unenforceable, an injunction preventing the merger, a constructive trust and attorneys’ fees and expenses.

The Company has reached an agreement in principle to settle the McMullen and Levy lawsuits, pursuant to which, among other things: (i) a non-opt-out settlement class that includes all persons or entities that held USPI common stock, either of record or beneficially, at any time between and including January 8, 2007, and the date of the closing of the merger (other than the defendants and their respective affiliates), will be certified; (ii) the claims of the plaintiffs, all members of the settlement class, and other holders of USPI stock will be dismissed, released and enjoined, as against all defendants and other named and described persons and entities; (iii) plaintiffs’ counsel will apply to the court for an agreed upon award of fees and expenses; (iv) certain additional disclosures were made as requested by the plaintiffs; and (v) as requested by plaintiffs, Welsh Carson agreed, in the event that a termination fee in excess of $32.5 million became payable by USPI pursuant to the terms of the merger agreement, to waive its right to receive the portion of the termination fee in excess of $32.5 million. The proposed settlement is subject to final approval by the court. If for any reason, the proposed settlement is not finally consummated, then plaintiffs could resume prosecution of the lawsuits, and additional lawsuits might be filed. Approximately $0.5 million has been accrued related to this claim at June 30, 2007.

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

(8)	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating what impact, if any, SFAS 157 will have on its consolidated financial position, results of operations, cash flows and disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company is currently evaluating whether the adoption of SFAS 159 will have a material effect on its consolidated financial position, results of operations or cash flows and disclosures.

(9)	Subsequent Events

The Company has entered into letters of intent with various entities regarding possible joint venture, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation.

(10)	Condensed Consolidating Financial Statements

The following information is presented as required by regulations of the Securities and Exchange Commission (SEC) in connection with the notes that have been registered with the SEC. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes, all due 2017 (the Notes), were issued in a private offering on April 19, 2007 and were subsequently registered as publicly traded securities through a Form S-4 declared effective by the SEC on July 25, 2007. The exchange offer is expected to be completed in August 2007. The Notes are unsecured senior subordinated obligations of the Company; however, the Notes are guaranteed by all of the Company’s current and future direct and indirect wholly-owned domestic subsidiaries. USPI’s investees in the United Kingdom are not guarantors of the obligation. USPI’s investees in the United States in which USPI owns less than 100% are not guarantors of the obligation. The financial positions and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship at the end of the period presented.

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Successor as of June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$44,728	$11,410	$—	$56,138
Patient receivables, net	109	64,608	(23)	64,694
Other receivables	31,907	23,893	(37,872)	17,928
Inventories of supplies	—	9,356	(33)	9,323
Prepaids and other current assets	32,706	3,812	1,033	37,551

Total current assets	109,450	113,079	(36,895)	185,634
Property and equipment, net	18,381	353,840	735	372,956
Investments in affiliates	327,969	(3,064)	(164,948)	159,957
Goodwill and intangible assets, net	1,360,518	160,431	(33,907)	1,487,042
Other assets	236,433	11,638	(235,604)	12,467

Total assets	$2,052,751	$635,924	$(470,619)	$2,218,056

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,160	$20,965	$(93)	$22,032
Accrued expenses and other	156,281	25,726	(31,919)	150,088
Current portion of long-term debt	3,800	32,426	(5,750)	30,476

Total current liabilities	161,241	79,117	(37,762)	202,596
Long-term debt, less current portion	1,039,985	171,391	(166,621)	1,044,755
Other long-term liabilities	62,272	29,897	(1,671)	90,498
Minority interests	20	16,451	74,503	90,974
Stockholders’ equity	789,233	339,068	(339,068)	789,233

Total liabilities and stockholders’ equity	$2,052,751	$635,924	$(470,619)	$2,218,056

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Predecessor as of December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$23,934	$7,806	$—	$31,740
Patient receivables, net	117	58,408	—	58,525
Other receivables	33,434	19,212	(35,673)	16,973
Inventories of supplies	—	9,108	—	9,108
Prepaids and other current assets	24,411	3,151	(60)	27,502

Total current assets	81,896	97,685	(35,733)	143,848
Property and equipment, net	19,357	280,367	105	299,829
Investments in affiliates	279,485	14,592	(135,578)	158,499
Goodwill and intangible assets, net	515,589	126,253	(20,578)	621,264
Other assets	86,708	12,209	(90,501)	8,416

Total assets	$983,035	$531,106	$(282,285)	$1,231,856

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,886	$21,686	$(136)	$24,436
Accrued expenses and other	139,856	21,376	(26,359)	134,873
Current portion of long-term debt	1,533	30,445	(5,605)	26,373

Total current liabilities	144,275	73,507	(32,100)	185,682
Long-term debt, less current portion	197,820	148,143	(25,006)	320,957
Other long-term liabilities	41,646	12,336	(869)	53,113
Minority interests	20	15,085	57,725	72,830
Stockholders’ equity	599,274	282,035	(282,035)	599,274

Total liabilities and stockholders’ equity	$983,035	$531,106	$(282,285)	$1,231,856

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations:

		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Period from January 1 through April 18, 2007
Predecessor

Revenues	$26,714	$177,157	$(8,934)	$194,937
Equity in earnings of unconsolidated affiliates	28,125	158	(18,377)	9,906
Operating expenses, excluding depreciation and amortization	51,243	123,975	(9,118)	166,100
Depreciation and amortization	2,219	9,701	799	12,719

Operating income	1,377	43,639	(18,992)	26,024
Interest expense, net	(4,997)	(3,616)	—	(8,613)
Loss on early retirement of debt	(2,435)	—	—	(2,435)
Other income (expense)	917	(718)	599	798

Income (loss) before minority interests	(5,138)	39,305	(18,393)	15,774
Minority interests in income of consolidated subsidiaries	—	(4,535)	(14,011)	(18,546)

Income (loss) from continuing operations before income taxes	(5,138)	34,770	(32,404)	(2,772)
Income tax expense	(1,773)	(2,368)	2	(4,139)

Income (loss) from continuing operations	(6,911)	32,402	(32,402)	(6,911)
Loss from discontinued operations, net of tax	(238)	—	—	(238)

Net income (loss)	$(7,149)	$32,402	$(32,402)	$(7,149)

Period from April 19 through June 30, 2007
Successor

Revenues	$17,850	$122,013	$(5,977)	$133,886
Equity in earnings of unconsolidated affiliates	21,122	180	(14,058)	7,244
Operating expenses, excluding depreciation and amortization	15,551	83,101	(6,037)	92,615
Depreciation and amortization	1,797	6,982	146	8,925

Operating income	21,624	32,110	(14,144)	39,590
Interest expense, net	(15,730)	(2,883)	—	(18,613)
Other income (expense)	151	39	(62)	128

Income before minority interests	6,045	29,266	(14,206)	21,105
Minority interests in income of consolidated subsidiaries	—	(2,637)	(11,625)	(14,262)

Income from continuing operations before income taxes	6,045	26,629	(25,831)	6,843
Income tax expense	(1,816)	(857)	59	(2,614)

Income from continuing operations	4,229	25,772	(25,772)	4,229
Loss from discontinued operations, net of tax	(81)	—	—	(81)

Net income	$4,148	$25,772	$(25,772)	$4,148

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Six Months Ended June 30, 2006
Predecessor

Revenues	$40,843	$249,777	$(12,325)	$278,295
Equity in earnings of unconsolidated affiliates	44,583	876	(31,425)	14,034
Operating expenses, excluding depreciation and amortization	38,340	172,901	(12,485)	198,756
Depreciation and amortization	4,176	12,482	9	16,667

Operating income	42,910	65,270	(31,274)	76,906
Interest expense, net	(7,797)	(5,788)	—	(13,585)
Other income (expense)	1,707	95	(158)	1,644

Income (loss) before minority interests	36,820	59,577	(31,432)	64,965
Minority interests in income of consolidated subsidiaries	—	(8,056)	(18,684)	(26,740)

Income (loss) from continuing operations before income taxes	36,820	51,521	(50,116)	38,225
Income tax expense	(12,011)	(1,448)	43	(13,416)

Income (loss) from continuing operations	24,809	50,073	(50,073)	24,809
Loss from discontinued operations, net of tax	(6,482)	—	—	(6,482)

Net income (loss)	$18,327	$50,073	$(50,073)	$18,327

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Period from January 1 through April 18, 2007
Predecessor

Cash flows from operating activities:
Net income (loss)	$(7,149)	$32,402	$(32,402)	$(7,149)
Loss from discontinued operations	238	—	—	238
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	35,830	21,469	(21,737)	35,562

Net cash provided by operating activities	28,919	53,871	(54,139)	28,651
Cash flows from investing activities:
Purchases of property and equipment, net	(576)	(6,444)	—	(7,020)
Purchases and sales of new businesses and equity interests, net	(10,769)	—	—	(10,769)
Other items	(4,490)	(8,411)	4,373	(8,528)

Net cash used in investing activities	(15,835)	(14,855)	4,373	(26,317)
Cash flows from financing activities:
Long-term borrowings, net	(511)	11,082	4,083	14,654
Proceeds from issuance of common stock	6,135	—	—	6,135
Change in cash held on behalf of unconsolidated affiliates	22,306	45	(8,456)	13,895
Other items	15,821	(55,095)	54,139	14,865

Net cash provided by (used in) financing activities	43,751	(43,968)	49,766	49,549
Net cash used in discontinued operations	(313)	—	—	(313)
Effect of exchange rate changes on cash	—	(113)	—	(113)

Net increase (decrease) in cash	56,522	(5,065)	—	51,457
Cash at the beginning of the period	23,934	7,806	—	31,740

Cash at the end of the period	$80,456	$2,741	$—	$83,197

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Period from April 19 through June 30, 2007
Successor

Cash flows from operating activities:
Net income (loss)	$4,148	$25,772	$(25,772)	$4,148
Loss from discontinued operations	81	—	—	81
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	4,104	6,351	4,930	15,385

Net cash provided by operating activities	8,333	32,123	(20,842)	19,614
Cash flows from investing activities:
Purchases of property and equipment, net	(1,159)	(1,011)	—	(2,170)
Purchases and sales of new businesses and equity interests, net	(38,362)	—	—	(38,362)
Other items	13,355	3,383	(3,730)	13,008

Net cash used in investing activities	(26,166)	2,372	(3,730)	(27,524)
Cash flows from financing activities:
Long-term borrowings, net	671,231	(3,572)	289	667,948
Net equity contribution from USPI Group Holdings, Inc.	765,802	—	—	765,802
Payments to repurchase common stock	(1,430,879)	—	—	(1,430,879)
Other items	(23,934)	(22,260)	24,283	(21,911)

Net cash provided by (used in) financing activities	(17,780)	(25,832)	24,572	(19,040)
Net cash used in discontinued operations	(115)	—	—	(115)
Effect of exchange rate changes on cash	—	6	—	6

Net increase (decrease) in cash	(35,728)	8,669	—	(27,059)
Cash at the beginning of the period	80,456	2,741	—	83,197

Cash at the end of the period	$44,728	$11,410	$—	$56,138

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Six Months Ended June 30, 2006
Predecessor
Cash flows from operating activities:
Net income (loss)	$18,327	$50,073	$(50,073)	$18,327
Loss from discontinued operations	6,482	—	—	6,482
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	7,118	28,430	(6,813)	28,735

Net cash provided by operating activities	31,927	78,503	(56,886)	53,544
Cash flows from investing activities:
Purchases of property and equipment, net	(1,082)	(12,338)	—	(13,420)
Purchases of new businesses and equity interests, net	(235,536)	(118)	—	(235,654)
Other items	(341)	(3,485)	1,074	(2,752)

Net cash used in investing activities	(236,959)	(15,941)	1,074	(251,826)
Cash flows from financing activities:
Long-term borrowings, net	79,680	(294)	2,503	81,889
Proceeds from issuance of common stock	3,637	—	—	3,637
Other items	13,810	(57,512)	53,309	9,607

Net cash provided by (used in) financing activities	97,127	(57,806)	55,812	95,133
Net cash used in discontinued operations	(5)	—	—	(5)
Effect of exchange rate changes on cash	—	(15)	—	(15)

Net increase (decrease) in cash	(107,910)	4,741	—	(103,169)
Cash at the beginning of the period	122,624	7,816	—	130,440

Cash at the end of the period	$14,714	$12,557	$—	$27,271

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate ambulatory surgery centers and private surgical hospitals in the United States and the United Kingdom. As of June 30, 2007, we operated 155 facilities, consisting of 152 in the United States and three in the United Kingdom. Local physicians hold ownership interests in all 152 of our U.S. facilities, and 90 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of most of our existing facilities, our agreements with these healthcare systems provide a framework for the planning and construction of additional facilities in the future, including five of the six facilities we are currently constructing as well as additional projects under development.

Our U.S. facilities, consisting of ambulatory surgery centers and private surgical hospitals, specialize in non-emergency surgical cases. Due in part to advancements in medical technology, the volume of surgical cases performed in an outpatient setting has steadily increased over the past two decades. Our facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. All but three of our facilities are located in the U.S., where we have focused increasingly on adding facilities with hospital partners.

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

As further described herein, on January 8, 2007, we announced that we had entered into an Agreement and Plan of Merger dated as of January 7, 2007 with USPI Holdings, Inc. (Holdings) and UNCN Acquisition Corp., each affiliates of Welsh, Carson, Anderson & Stowe X, L.P. On April 19, 2007, the merger was consummated, and we became a wholly owned subsidiary of Holdings, which in turn is a wholly owned subsidiary of USPI Group Holdings, Inc. (Parent), which is owned by an investor group that includes affiliates of Welsh Carson, members of our management and other investors. As a result of the merger, we no longer have publicly traded equity securities. A significant portion of the purchase price for the merger was funded with privately offered senior subordinated notes that are being exchanged for publicly traded instruments in an exchange offer expected to be completed in August 2007.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions that impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, revenue recognition, income taxes, equity-based compensation and intangible assets.

Our determination of whether to consolidate an entity in which we hold an investment, account for it under the equity method, or carry it at cost has a significant impact on our consolidated financial statements because of the typical business model under which we operate, particularly in the United States, where the majority of the facilities we operate are partially owned by not-for-profit hospital systems, physicians, and other parties. These quarterly financial statements have been prepared using the same consolidation policy as that used in our latest audited consolidated financial statements.

We also consider our accounting policy regarding intangible assets to be a critical accounting policy given the significance of intangible assets as compared to the total assets of the Company. There have been no significant changes in our application of GAAP to intangible assets since the preparation of our latest audited consolidated financial statements.

Our accounting policy regarding equity-based compensation is also a critical accounting policy given the significance of equity-based compensation expense. There have been no significant changes in our application of GAAP or assumptions or estimates related to equity-based compensation since the preparation of our latest audited consolidated financial statements, although, as discussed herein, the merger resulted in all existing option and restricted stock grants (except as otherwise agreed by the Company and holder) being immediately vested on April 18, 2007, which was sooner than the estimated service period previously in use.

Our revenue recognition and accounts receivable policy and our method of accounting for income taxes involve significant judgments and estimates. There have been no significant changes in assumptions, estimates, and judgments in the preparation of these quarterly financial statements from the assumptions, estimates, and judgments used in the preparation of our latest audited consolidated financial statements.

Merger Transaction

In the merger, all of our stockholders received $31.05 in cash for each share of common stock owned. Additionally, all of the Company’s unvested restricted stock awards, except as otherwise agreed to by the holder and Parent, immediately vested and the holders of restricted stock awards also received $31.05 per share in cash. Holders of stock options issued by us, including unvested stock options, received cash equal to $31.05 per option minus the exercise price of the option multiplied by the number of shares subject to the option.

The transaction was valued at approximately $1.8 billion, including the assumption of $153.6 million of our existing debt. The funds necessary to consummate the transaction were approximately $1.7 billion, including $1.4 billion to pay then current stockholders and equity award holders, approximately $199.4 million to repay certain existing indebtedness and approximately $41.1 million to pay related fees and expenses. The remainder of the net proceeds was remitted to the Company. The transaction was financed by:

•	an investment of cash and rollover equity in the equity of Parent by Welsh Carson, management and other equity investors of approximately $785.0 million;

•	borrowings by the Company of $430.0 million in new senior secured credit facilities;

•	the issuance by the Company of $240.0 million in aggregate principal amount of 8 7/8% senior subordinated notes, due 2017, and $200.0 million in aggregate principal amount of 9 1/4%/10% senior subordinated toggle notes, due 2017;

•	additional borrowings of £10.0 million (approximately $19.7 million) by Global Healthcare Partners Limited, which was repatriated to the U.S.; and

•	approximately $16.4 million of cash on hand.

Acquisitions, Equity Investments and Development Projects

In February and March 2007, we acquired controlling equity interests in three ambulatory surgery centers in the St. Louis, Missouri area for approximately $23.9 million in cash. In April 2007, we and our not-for-profit hospital partner in Michigan each paid approximately $1.5 million in cash to acquire an ambulatory surgery center in the Detroit, Michigan area. Additionally, effective April 1, 2007, we sold one-half of our ownership interests in two surgery centers in Corpus Christi, Texas to our not-for-profit hospital partner in that market for $6.1 million in cash. We recorded a gain of approximately $0.9 million related to this sale. Effective May 1, 2007, we acquired a controlling interest in a surgery center in the Houston, Texas area for approximately $9.1 million. Also, effective May 1, 2007, we acquired an additional controlling interest in another ambulatory surgery enter in the St. Louis area for approximately $29.6 million in cash. During the first six months of 2007, eight new ambulatory surgery centers developed and operated by us commenced operations.

Effective April 19, 2006, we completed the acquisition of 100% of the equity interests in Surgis, Inc., which was a privately-held, Nashville-based owner and operator of surgery centers. Accordingly, the results of Surgis are included in our results beginning on April 19, 2006. We paid cash totaling $193.1 million, which is net of $5.9 million cash acquired, and additionally assumed approximately $15.6 million of debt and other liabilities owed by subsidiaries of Surgis. We funded the purchase through a combination of $112.0 million of cash on hand and $87.0 million of borrowings under our old revolving credit agreement. Surgis operated 24 ambulatory surgery centers and had seven additional facilities under development, of which three were under construction. Of the 24 operational facilities, we sold our interests in two facilities during 2006 and classified another facility as held for sale in March 2007. As the sales prices approximated the fair value estimated when we acquired Surgis, no gain or loss was recognized on the sales of our interests in these two entities, whose operations had contributed less than $0.01 to our diluted earnings per share in 2006. Two of the three facilities under construction opened during 2006. We designated one of these two facilities as held for sale in March 2007. The third facility opened in January 2007.

We also engage in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the combined six months ended June 30, 2007, these transactions resulted in a net cash inflow of approximately $5.6 million, which can be summarized as follows:

•	Receipt of $9.8 million from a not-for-profit hospital partner that obtained additional ownership in certain of the Company’s surgical facilities in the Chicago, Illinois area;

•	Investment of $1.5 million in a joint venture with one of the Company’s not-for-profit hospital partners, which the joint venture used to acquire ownership in a surgery center in the Utica, Michigan area; and

•	Net payment of approximately $2.7 million related to other purchases and sales of equity interests and contributions of cash to equity method investees.

Discontinued Operations

In March 2007, we classified the operations of one of our surgery centers as held for sale. We are in discussions with potential buyers for the sale of this surgery center, which was acquired as part of the Surgis acquisition in April 2006. At June 30, 2007, total assets and liabilities classified as held for sale were approximately $1.7 million and $0.2 million, respectively. Most of the assets held for sale are property and equipment. The results of operations of this surgery center have been reclassified to discontinued operations for all periods presented. Our loss from discontinued operations for the six months June 30, 2006, relates to our equity interest in a surgery center in Lyndhurst, Ohio, which we sold on March 31, 2006 for $0.5 million in cash.

We have reclassified the historical results of operations of these facilities from our revenues and expenses within our consolidated statements of operations, collapsing the net loss related to these facilities’ operations into a single line, “loss from discontinued operations, net of tax.” In, addition, our total loss from discontinued operations in 2006 includes the loss on the sale of the Lyndhurst facility of approximately $6.4 million, net of tax.

Combination of Operating Results

We have reported our operating results and financial position for all periods subsequent to April 19, 2007, as “Successor Periods” and all periods prior to April 19, 2007, as “Predecessor Periods.” For the purposes of presenting a comparison of our 2007 results to our 2006 results, we have presented our 2007 results as the sum, as shown in the tables below, of our operating results from the Predecessor Period from January 1, 2007 or April 1, 2007, as applicable, through April 18, 2007 and our operating results for the Successor Period from April 19, 2007 to June 30, 2007. We believe that this presentation provides the most meaningful information about our operating results. This approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis. Even on a combined basis, our results of operations for the three months and six months ended June 30, 2007 are neither comparable with prior periods nor indicative of results to be expected in future periods given our incurrence of merger-related expenses in 2007.

	Predecessor	Successor	Combined
	Period from April 1	Period from April 19	Three Months
	through April 18,	through June 30,	Ended June 30,
	2007	2007	2007

Revenues:
Net patient service revenue	$28,519	$119,791	$148,310
Management and contract service revenue	3,262	13,065	16,327
Other revenue	258	1,030	1,288

Total revenues	32,039	133,886	165,925
Equity in earnings of unconsolidated affiliates	1,402	7,244	8,646
Operating expenses:
Salaries, benefits, and other employee costs	9,402	36,438	45,840
Medical services and supplies	5,776	23,095	28,871
Other operating expenses	5,500	21,538	27,038
General and administrative expenses	24,301	8,558	32,859
Provision for doubtful accounts	635	2,986	3,621
Depreciation and amortization	2,348	8,925	11,273

Total operating expenses	47,962	101,540	149,502

Operating income (loss)	(14,521)	39,590	25,069
Interest income	190	751	941
Interest expense	(1,603)	(19,364)	(20,967)
Loss on early retirement of debt	(2,435)	—	(2,435)
Other	744	128	872

Total other expense, net	(3,104)	(18,485)	(21,589)
Income (loss) before minority interests	(17,625)	21,105	3,480
Minority interests in income of consolidated subsidiaries	(3,051)	(14,262)	(17,313)

Income (loss) from continuing operations before income taxes	(20,676)	6,843	(13,833)
Income tax (expense) benefit	4,894	(2,614)	2,280

Income (loss) from continuing operations	(15,782)	4,229	(11,553)
Loss from discontinued operations, net of tax	(27)	(81)	(108)

Net income (loss)	$(15,809)	$4,148	$(11,661)

	Predecessor	Successor
	Period from	Period from	Combined
	January 1 through	April 19 through	Six Months Ended
	April 18, 2007	June 30, 2007	June 30, 2007

Revenues:
Net patient service revenue	$174,180	$119,791	$293,971
Management and contract service revenue	19,142	13,065	32,207
Other revenue	1,615	1,030	2,645

Total revenues	194,937	133,886	328,823
Equity in earnings of unconsolidated affiliates	9,906	7,244	17,150
Operating expenses:
Salaries, benefits, and other employee costs	55,334	36,438	91,772
Medical services and supplies	35,032	23,095	58,127
Other operating expenses	33,072	21,538	54,610
General and administrative expenses	39,277	8,558	47,835
Provision for doubtful accounts	3,385	2,986	6,371
Depreciation and amortization	12,719	8,925	21,644

Total operating expenses	178,819	101,540	280,359

Operating income	26,024	39,590	65,614
Interest income	933	751	1,684
Interest expense	(9,546)	(19,364)	(28,910)
Loss on early retirement of debt	(2,435)	—	(2,435)
Other	798	128	926

Total other expense, net	(10,250)	(18,485)	(28,735)
Income before minority interests	15,774	21,105	36,879
Minority interests in income of consolidated subsidiaries	(18,546)	(14,262)	(32,808)

Income (loss) from continuing operations before income taxes	(2,772)	6,843	4,071
Income tax expense	(4,139)	(2,614)	(6,753)

Income (loss) from continuing operations	(6,911)	4,229	(2,682)
Loss from discontinued operations, net of tax	(238)	(81)	(319)

Net income (loss)	$(7,149)	$4,148	$(3,001)

The following table summarizes certain statement of operations items expressed as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Combined		Combined
	2007	2006	2007	2006

Total revenues	100%	100%	100%	100%
Equity in earnings of unconsolidated affiliates	5.2	4.8	5.2	5.0
Operating expenses, excluding depreciation and amortization	(83.3)	(71.8)	(78.6)	(71.4)
Depreciation and amortization	(6.8)	(5.8)	(6.6)	(6.0)

Operating income	15.1	27.2	20.0	27.6
Minority interests in income of consolidated entities	(10.4)	(9.2)	(10.0)	(9.6)
Interest and other expense, net	(13.0)	(5.1)	(8.8)	(4.3)

Income (loss) from continuing operations before income taxes	(8.3)	12.9	1.2	13.7
Income tax (expense) benefit	1.3	(4.2)	(2.1)	(4.8)

Income (loss) from continuing operations	(7.0)	8.7	(0.9)	8.9
Loss from discontinued operations	—	—	—	(2.3)

Net income (loss)	(7.0)%	8.7%	(0.9)%	6.6%

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenue of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and contract service revenue, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians and hospitals. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Combined		Combined
	2007	2006	2007	2006

Net patient service revenue	89%	89%	89%	90%
Management and contract service revenue	10	9	10	8
Other revenue	1	2	1	2

Total revenues	100%	100%	100%	100%

Net patient service revenue consists of the revenues earned by facilities we consolidate for financial reporting purposes. These revenues comprise a slightly lower percentage of our total revenues for the six months ended June 30, 2007 than for the corresponding prior year period as a result of our adding, as part of the Surgis acquisition on April 19, 2006, an endoscopy services business whose revenues are classified within management and contract service revenue. Other revenues declined as a percentage of our total revenues largely as a result of our amending several Surgis facility management contracts to eliminate salary pass-through provisions that caused gross-ups of revenue and expense in 2006.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Combined		Combined
	2007	2006	2007	2006

Management of surgical facilities	$8,313	$6,394	$16,555	$11,876
Contract services provided to physicians, hospitals and related entities	8,014	6,683	15,652	10,364

Total management and contract service revenues	$16,327	$13,077	$32,207	$22,240

The following table summarizes our revenues by operating segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Combined		Combined
	2007	2006	2007	2006

United States	82%	84%	83%	83%
United Kingdom	18	16	17	17

Total	100%	100%	100%	100%

The number of facilities we operate increased by 27 from June 30, 2006 to June 30, 2007. All of these additional facilities are in the United States, but we account for 18 of them under the equity method, which means that our revenue growth related to them is limited to the service fees we earn for managing them. This factor, together with strong revenue growth and favorable exchange rates in the U.K., resulted in the proportion of our total revenues derived from U.S. operations actually decreasing slightly in the three months ended June 30, 2007 as compared to the corresponding prior year period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Combined		Combined
	2007	2006	2007	2006

Revenues	$191,298	$143,903	$368,354	$270,618
Equity in earnings of unconsolidated affiliates	59	2	112	47
Operating expenses:
Salaries, benefits, and other employee costs	50,229	36,530	95,047	67,635
Medical services and supplies	40,120	29,106	76,054	54,658
Other operating expenses	49,648	35,760	95,688	67,154
Depreciation and amortization	9,484	7,276	18,261	13,219

Total operating expenses	149,481	108,672	285,050	202,666

Operating income	41,876	35,233	83,416	67,999
Interest expense, net	(5,124)	(3,459)	(8,846)	(6,208)
Other	819	349	(898)	681

Income before income taxes	$37,571	$32,123	$73,672	$62,472

Long-term debt	$246,217	$156,616	$246,217	$156,616
USPI’s equity in earnings of unconsolidated affiliates	8,646	7,148	17,150	14,034
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	23.0%	22.3%	23.3%	22.6%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	27.4%	28.8%	27.4%	28.8%
Unconsolidated facilities operated at period end	90	72	90	72

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period.

Results of Operations

Executive Summary

We continue to grow our existing facilities, develop new facilities, and add others selectively through acquisition. We have added 15 facilities in 2007, of which we developed eight and added seven through acquisitions, all in the United States. Our acquisition and development activity continues to be heavily concentrated in markets where we have a not-for-profit hospital partner or where we have a strong presence of existing facilities. The number of facilities we operate with a hospital partner increased by 12 from December 31, 2006 to June 30, 2007, as compared to a net increase of only two facilities operated without a hospital partner. Our development pipeline remains strong, with 12 facilities under development at June 30, 2007, of which six have reached the stage of commencing construction. All but one of these 12 facilities is being developed with a hospital partner.

As further described herein, on January 8, 2007, we announced that we had entered into an Agreement and Plan of Merger dated as of January 7, 2007 with certain affiliates of Welsh Carson. On April 19, 2007, the merger was consummated, and we became wholly owned by an investor group that includes affiliates of Welsh Carson, members of our management and other investors. As a result of the merger, we no longer have publicly traded equity securities. A significant portion of the purchase price for the merger was funded with privately offered senior subordinated notes that are being exchanged for publicly traded instruments in an exchange offer expected to be completed in August 2007.

The comparability of our results with the corresponding prior year periods has been impacted by our incurring expenses related to the merger. These expenses decreased our operating income by $21.8 million and $25.3 million for the combined three and six months ended June 30, 2007. Excluding merger-related expenses, our operating income increased by $5.9 million and $14.0 million for the combined three months and six months ended June 30, 2007, respectively, as compared to the corresponding prior year periods. Excluding these expenses, our operating income margins were up 110 basis points during the three months ended June 30, 2007 as compared to the corresponding prior year period.

These improvements in profitability are driven by increases in the volume of services provided at our facilities, the rate at which we are reimbursed for those services, and by our acquiring additional businesses since June 30, 2006. As in late 2006 and early 2007, our U.S. facilities experienced double-digit revenue growth rates during the combined three months ended June 30, 2007, primarily due to our newer facilities continuing to ramp up their operations. At our U.K. facilities, capital projects and operational improvements undertaken during 2006, together with favorable currency exchange rates, continued to drive increases in revenues and earnings. While the increases in revenues improved earnings in both countries, their effect was more favorable in the U.K. than in the U.S., where related cost increases have kept facility operating margins relatively flat, when measured at the facility level.

Revenues

Our consolidated net revenues increased approximately 10% and 18% during the combined three months and six months ended June 30, 2007 as compared to the corresponding prior year periods. The increase was driven primarily by our acquisition, during the period from July 1, 2006 to June 30, 2007, of nine surgical facilities that we consolidate for financial reporting purposes and additionally by growth in our existing facilities. We also experienced growth in contract service revenue due to the acquisition of Surgis, a subsidiary of which provides endoscopy services.

Our strategy of partnering with not-for-profit healthcare systems and local physicians results in most of our newly developed facilities being joint ventures whose operations we do not consolidate for financial reporting purposes. Our unconsolidated affiliates thus tend, on average, to be newer facilities whose operations are still ramping up, and their revenues are not included in ours. The revenues of our consolidated facilities, which comprise 64 of the 155 facilities we operate, are included in our revenues. Our net earnings are the same whether or not we consolidate a facility, but our revenue growth is generally slower than our earnings growth because the earnings of our unconsolidated facilities, whose revenues are not included in ours, are growing faster than our consolidated facilities. For the combined three months and six months ended June 30, 2007, consolidated facilities’ net revenues grew by 8% for both periods, as compared to 15% and 14% for unconsolidated facilities, respectively. Given that our earnings are the same whether or not we consolidate a facility, we focus on our facilities’ overall growth rates, without regard to whether we consolidate them, in analyzing the overall health of our business.

Several of the factors adversely affecting our rate of reimbursement stabilized somewhat, but others have continued. Many payers are providing only inflationary increases in reimbursement rates, and in the case of out-of-network and workers’ compensation business, we are experiencing decreases in reimbursement rates in some cases. These factors notwithstanding, we experienced 1% growth in the net revenue per case for our ambulatory surgery centers during the combined three and six months ended June 30, 2007, a notable improvement over the virtually zero growth in this measure during the full year of 2006. This improvement was in part due to a lack of adverse changes in our workers’ compensation reimbursement rates during the first six months of 2007. Reductions in such rates in several states had hurt our revenue growth rates in several quarters during 2006.

In July 2007, the Centers for Medicare and Medicaid Services published new reimbursement rates for ambulatory surgery centers, which are to be phased in over a four-year period beginning in 2008. Medicare currently comprises approximately 11% of our business, and we expect to experience a slightly positive impact of these rate changes beginning in 2008. In addition, the Centers for Medicare and Medicaid Services proposed linking reimbursement rates for ambulatory surgery centers to rates paid to hospital outpatient departments beginning in 2008. While we believe ambulatory surgery centers should be reimbursed at a rate higher than the Centers for Medicare and Medicaid Services’ proposed 65% of hospital outpatient department rates, we nonetheless view the linkage in payments as a favorable long-term development for our business.

Measured in the local currency, our U.K. same store facility revenues grew 11% and 12% for the combined three and six months ended June 30, 2007, as compared to the 4% and 5% growth experienced in the corresponding prior year periods. The growth achieved during 2007 was driven largely by capital projects and operational improvements introduced in the first half of 2006, which has resulted in higher admissions, more favorable case mixes and an increase in revenue per patient. The overall growth in revenues in the U.K. was also affected by favorable exchange rates, as noted in the table below. The first quarter of 2006 was adversely affected by the decline in referrals from the National Health Service thus causing the growth rate to be abnormally low in 2006.

The following table summarizes our same store facility revenue growth rates, as compared to the three and six months ended June 30, 2006:

	Combined	Combined
	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

United States facilities:
Net revenue	12%	12%
Surgical cases	8%	9%
Net revenue per case(1)	3%	3%
United Kingdom facilities:
Net revenue using actual exchange rates	21%	24%
Net revenue using constant exchange rates(2)	11%	12%
All same store facilities:
Net revenue using actual exchange rates	13%	13%

(1)	Our overall same store growth in net revenue per case was favorably impacted by the growth at our ten same store surgical hospitals, which on average, perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. Net revenue per case of our same store ambulatory surgery centers also increased approximately 1% for the combined three and six months ended June 30, 2007.

(2)	Calculated using 2007 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

Joint Ventures With Not-For-Profit Hospitals

The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (“de novos”) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. Our acquisition of Surgis in April 2006 and a total of 12 facilities in St. Louis during 2006 and 2007 resulted in a large increase in the number of facilities we operate without a hospital partner. We are in active discussions with our hospital partners in several markets and expect to affiliate many of these facilities with a hospital partner in the future. Of the six facilities under construction at

June 30, 2007, five involve a hospital partner. In addition, all six of our projects in the earlier stages of development involve a hospital partner. The following table summarizes our facilities as of June 30, 2007 and 2006:

	June 30,
	2007	2006

United States facilities(1):
With a hospital partner	90	69
Without a hospital partner	62	56

Total U.S. facilities	152	125
United Kingdom facilities	3	3

Total facilities operated	155	128

Change from June 30, 2006:
De novo (newly constructed)	14
Acquisition	15
Disposals(2)	(2)

Total increase in number of facilities	27

(1)	At June 30, 2007, physicians own a portion of all of these facilities.

(2)	We disposed of Surgis’ interest in a facility in Phoenix, Arizona in August 2006. Additionally, we have classified a surgery center as held for sale in March 2007.

Facility Operating Margins

U.S. same store facility operating margins did not change significantly from the prior year comparable periods. The facilities partnered with not-for-profit hospitals generated lower margins than facilities without a hospital partner during the combined three and six months ended June 30, 2007. This relationship is primarily due to our acquisition and development activities. Our development of new facilities is almost always undertaken with a hospital partner. After these facilities have been open for more than a year, and consequently move into our same store group of facilities, they typically do not generate operating margins as high as more mature facilities. Because their revenue bases are growing, these facilities generally have an adverse impact on the average operating margin of the hospital-partnered group of facilities for some period of time beginning in their second year of operations. We have added 24 facilities to the hospital-partnered same store group since December 31, 2005, of which 13 were newly developed facilities. Conversely, with respect to facilities we operate without a hospital partner, we have added 33 facilities to the same store group since December 31, 2005, of which only one was developed by us. The other 32 facilities were added through acquisitions. This relationship can change depending on which facilities we succeed in partnering with a not-for-profit hospital.

Our U.K. facilities, which represent three of our 155 facilities at June 30, 2007, experienced an increase in overall facility margins in the combined three and six months ended June 30, 2007 quarter than in the comparable prior year periods, primarily as a result of more favorable case mix during 2007 and increased volumes resulting from capital projects undertaken during 2006.

The following table summarizes our same store operating margins (see footnote 1 below), comparing the combined three and six months ended June 30, 2007 to the three and six months ended June 30, 2006:

	Combined			Combined
	Three Months			Six Months
	Ended			Ended
	June 30,	Increase		June 30,	Increase
	2007	(Decrease)		2007	(Decrease)

United States facilities:
With a hospital partner	24.7%	(80	) bps	25.2%	(70	) bps
Without a hospital partner	31.9%	250	bps	31.6%	150	bps
Total U.S. facilities	27.0%	20	bps	27.2%	(10	) bps
United Kingdom facilities(2)	24.6%	210	bps	24.7%	190	bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations. This calculation excludes the effect of changes in depreciation and amortization arising from our adjusting our assets to fair value as a result of the Company being acquired by Welsh Carson in April 2007. Management’s preliminary estimates of these amounts did not have a material impact on U.S. facility operating margins. With respect to U.K. facilities, management’s preliminary estimate of this additional depreciation expense was $0.4 million for the period from April 19, 2007 through June 30, 2007. Including this amount, U.K. facility operating margins would have been 23.2% and 24.0% for the combined three months and six months ended June 30, 2007.

(2)	Calculated using 2007 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

Combined Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues increased by $15.5 million, or 10.3%, to $165.9 million for the combined three months ended June 30, 2007 from $150.5 million for the three months ended June 30, 2006. This increase consisted primarily of revenues of newly constructed or acquired facilities and additionally resulted from growth of our same store facilities. The net addition of 27 facilities from June 30, 2006 to June 30, 2007 caused an increase of approximately $6.0 million of revenues. Revenue from same store facilities drove most of the remaining $4.5 million of revenue growth. The U.S. same store facilities performed approximately 8% more surgical cases and received an average of approximately 3% more per case during the combined three months ended June 30, 2007 as compared to the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2007 exchange rates for both periods, were $2.8 million higher during the combined three months ended June 30, 2007 than in the corresponding prior year period. The U.S. dollar was weaker relative to the British pound in 2007 than in the corresponding prior year period, which resulted in an approximate $2.2 million increase in revenues.

Equity in earnings of unconsolidated affiliates increased by $1.5 million, or 21.0% to $8.6 million for the combined three months ended June 30, 2007 from $7.1 million for the three months ended June 30, 2006. This increase was primarily driven by growth of our same store facilities and our partial sale of a large facility in Fort Worth to a hospital partner in July 2006, which resulted in our accounting for that facility under the equity method. These factors outweighed losses incurred by facilities in their first year of operations. Reflecting our focus on operating facilities we jointly own with hospitals and physician partners, the number of facilities we account for under the equity method increased by 18 from June 30, 2006 to June 30, 2007.

Operating expenses, excluding depreciation and amortization, increased by $30.3 million, or 28.1%, to $138.2 million for the combined three months ended June 30, 2007 from $107.9 million for the three months ended June 30, 2006. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased to 83.3% for the combined three months ended June 30, 2007 from 71.8% for the three months ended June 30, 2006.

This increase as a percentage of revenues is primarily attributable to approximately $21.8 million of expenses incurred related to the merger being classified within operating expenses.

Depreciation and amortization increased $2.6 million, or 30.0%, to $11.3 million for the combined three months ended June 30, 2007 from $8.7 million for the three months ended June 30, 2006, primarily as a result of additional depreciation on tangible assets added through acquisitions of surgical facilities, and additionally as a result of our recording a preliminary purchase price allocation with respect to the merger. Preliminary estimates of the fair values of the Company’s fixed assets and definite-lived intangibles were recorded effective April 19, 2007, resulting in increased carrying values for these assets and increases in depreciation and amortization. Depreciation and amortization, as a percentage of revenues, increased to 6.8% for the combined three months ended June 30, 2007 from 5.8% for the three months ended June 30, 2006.

Operating income decreased $16.0 million, or 38.9%, to $25.1 million for the combined three months ended June 30, 2007 from $41.0 million for the three months ended June 30, 2006. Operating income, as a percentage of revenues, decreased to 15.1% for the combined three months ended June 30, 2007 from 27.2% for the three months ended June 30, 2006, primarily as a result of the additional $21.8 million of expenses incurred related to the merger in April 2007 as discussed above.

Interest expense, net of interest income, increased $12.2 million to $20.0 million for the combined three months ended June 30, 2007 from $7.8 million for the three months ended June 30, 2006 as a result of our significant new borrowings related to the merger in April 2007.

Loss on early retirement of debt was $2.4 million for the combined three months ended June 30, 2007. This loss results from the repayment of our previously outstanding debt in conjunction with the merger and primarily relates to the write-off of unamortized debt issuance costs incurred in originally issuing the debt.

Due to merger-related expenses, our continuing operations for the combined three months ended June 30, 2007 generated a pretax loss. We did not record the full tax benefit of that loss due to the nondeductibility of certain merger-related expenses. As a result, our effective income tax rate decreased to 16.5% for the combined three months ended June 30, 2007 from 32.4% for the three months ended June 30, 2006. Similarly, our effective state income tax rate was adversely impacted by two factors, which given our loss position also decreased rather than increased our overall effective tax rate. The factors affecting our state income taxes were higher statutory rates going into effect in Texas effective January 1, 2007 and the effect of higher parent company interest expense resulting from the merger, which does not proportionally reduce our state income tax liability in certain states.

Our continuing operations was a loss of $11.6 million for the combined three months ended June 30, 2007, compared to income of $13.2 million for the three months ended June 30, 2006. This shift to a loss position was caused by the merger-related expenses and a loss on early retirement of debt in completing this merger. In addition, we have significantly higher debt balances as a result of the merger, which greatly increased our interest expense beginning on April 19, 2007.

Effective March 31, 2007, we classified the operations of one surgery center as held for sale. This facility was acquired as part of the Surgis acquisition in April 2006. Effective March 31, 2006, we sold our ownership interest in a surgical facility located in Lyndhurst, Ohio. As a result, our consolidated statements of operations reflect the historical results of these facilities’ operations in discontinued operations. In addition, our six months ended June 30, 2006 consolidated statement of operations reflects, in discontinued operations, the approximate $6.4 million after-tax loss related to the Lyndhurst sale.

Combined Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues increased by $50.5 million, or 18.2%, to $328.8 million for the combined six months ended June 30, 2007 from $278.3 million for the six months ended June 30, 2006. This increase consisted primarily of revenues of newly constructed or acquired facilities and additionally through growth of our same store facilities. The net addition of 27 facilities from June 30, 2006 to June 30, 2007 caused an increase of approximately $25.5 million of revenues. Revenue from same store facilities drove most of the remaining $14.1 million of revenue growth, consisting primarily of U.S. facilities, which performed approximately 9% more surgical cases and received an average of approximately 3% more per case during the combined six months ended June 30, 2007 than in the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2007 exchange rates for both periods, were $6.0 million higher during the combined six months ended June 30, 2007 than in the corresponding prior year period. The U.S. dollar was weaker relative to the British pound in 2007 than in the corresponding prior year period, which resulted in an approximate $4.9 million increase in revenues.

Equity in earnings of unconsolidated affiliates increased by $3.1 million, or 22.2% to $17.2 million for the combined six months ended June 30, 2007 from $14.0 million for the six months ended June 30, 2006. This increase was primarily driven by our acquisition of Surgis in 2006 and our partial sale of a large facility in Fort Worth to a hospital partner in July 2006, which resulted in our accounting for that facility under the equity method. While the number of facilities we operate under the equity method increased by 18 from June 30, 2006 to June 30, 2007, which reflects our focus on operating facilities we jointly own with hospitals and physician partners, the start-up losses incurred by our newly opened facilities largely offset the growth in earnings of the facilities we operated in both periods.

Operating expenses, excluding depreciation and amortization, increased by $60.0 million, or 30.2%, to $258.7 million for the combined six months ended June 30, 2007 from $198.8 million for the six months ended June 30, 2006. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased to 78.6% for the combined six months ended June 30, 2007 from 71.4% for the six months ended June 30, 2006. This increase as a percentage of revenues is primarily attributable to approximately $25.3 million of expenses incurred related to the merger being classified within operating expenses.

Depreciation and amortization increased $5.0 million, or 29.9%, to $21.6 million for the combined six months ended June 30, 2007 from $16.7 million for the six months ended June 30, 2006, primarily as a result of additional depreciation on tangible assets added through acquisitions and expansions of our facilities, and additionally as a result of our recording a preliminary purchase price allocation with respect to the merger. Preliminary estimates of the fair values of the Company’s fixed assets and definite-lived intangibles were recorded effective April 19, 2007, resulting in increased carrying values for these assets and increases in depreciation and amortization. Depreciation and amortization, as a percentage of revenues, increased to 6.6% for the combined six months ended June 30, 2007 from 6.0% for the six months ended June 30, 2006.

Operating income decreased $11.3 million, or 14.7%, to $65.6 million for the combined six months ended June 30, 2007 from $76.9 million for the six months ended June 30, 2006. Operating income, as a percentage of revenues, decreased to 20.0% for the combined six months ended June 30, 2007 from 27.6% for the six months ended June 30, 2006, primarily as a result of the additional $25.3 million of expenses incurred related to the merger in April 2007 as discussed above.

Interest expense, net of interest income, increased $13.6 million to $27.2 million for the combined six months ended June 30, 2007 from $13.6 million for the six months ended June 30, 2006 as a result of our significant new borrowings in conjunction with the merger.

Loss on early retirement of debt was $2.4 million for the combined six months ended June 30, 2007. This loss results from the repayment of our previously outstanding debt in conjunction with the merger and primarily relates to the write-off of unamortized debt issuance costs incurred in originally issuing the debt.

Our effective income tax rate increased to 165.9% for the combined six months ended June 30, 2007 from 35.1% for the six months ended June 30, 2006, primarily due to the nondeductibility of certain merger-related expenses. In addition, higher statutory rates went into effect in Texas effective January 1, 2007. Our effective tax rate has also increased beginning April 19, 2007 as a result of a significant increase in parent company interest expense resulting from the merger, which does not proportionally reduce our state income tax liability in certain states.

Our continuing operations was a loss of $2.7 million for the combined six months ended June 30, 2007 compared to income of $24.8 million for the six months ended June 30, 2006. This shift to a loss was caused by the merger. As described above, we incurred merger-related expenses and a loss on early retirement of debt in completing this transaction. In addition, we have significantly higher debt balances as a result of the merger, which greatly increased our interest expense beginning on April 19, 2007.

Effective March 31, 2007, we classified the operations of one surgery center as held for sale. This facility was acquired as part of the Surgis acquisition in April 2006. Effective March 31, 2006, we sold our ownership interest in a surgical facility located in Lyndhurst, Ohio. As a result, our consolidated statements of operations reflect the historical results of these facilities’ operations in discontinued operations. In addition, our six months ended June 30, 2006 consolidated statement of operations reflects, in discontinued operations, the approximate $6.4 million after-tax loss related to the Lyndhurst sale.

Liquidity and Capital Resources

Cash Flows

During the combined six months ended June 30, 2007, we generated $48.3 million of cash flows from operating activities as compared to $53.5 million during the six months ended June 30, 2006. Cash flows from operating activities decreased $5.2 million, or 9.7%, from the prior year period, primarily as a result of our increased expenditures related to the merger on April 19, 2007.

During the combined six months ended June 30, 2007, the Company’s net cash used in investing activities was $53.8 million, consisting primarily of approximately $53.5 million for the acquisition of four surgery centers in the St. Louis, Missouri area, and $9.2 million used for purchases of property and equipment, the effect of which was partially offset by proceeds from the sale of businesses and equity interests of $15.9 million. The primary components of the $15.9 million include $9.8 million in proceeds from sales of equity interests in four facilities we operate in Chicago, Illinois and $6.1 million in proceeds from the sale of a controlling interest in two facilities in Corpus Christi, Texas. Approximately $3.3 million of the property and equipment purchases related to ongoing development projects, and the remaining $5.9 million represents purchases of equipment at existing facilities. Net cash provided by financing activities for the combined six months ended June 30, 2007 totaled $30.5 million. Our financing activities for the period from January 1 through April 18, 2007 primarily included the borrowing of approximately $19.7 million in the U.K. to partially fund the merger, along with the tax benefit related to the increase in value of equity awards of approximately $15.8 million. Our financing activities in the period from April 19 through June 30, 2007, included new borrowings, as further discussed below, of approximately $874.3 million to fund the merger, an equity investment by our new parent, USPI Group Holdings, Inc. of approximately $765.8 million and the pay-off of our pre-merger stockholders in the amount of $1.4 billion. We also repaid our previously outstanding Term B loan totaling $199.4 million.

Cash and cash equivalents were $56.1 million at June 30, 2007 as compared to $31.7 million at December 31, 2006, and the net working deficit was $17.0 million at June 30, 2007 as compared to $41.8 million at December 31, 2006. As discussed below, we have sufficient availability under our new credit facility, together with our operating cash flows, to service our obligations.

Debt

As a result of the merger, we incurred significant new borrowings. Our previous revolving credit facility was cancelled and replaced with a new revolving credit facility, and the outstanding balance of our previous Term B loan was fully repaid in connection with the merger. Additionally, the terms of our U.K. borrowings were also amended and restated.

We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations and borrowings under our new $100.0 million revolving credit facility. We believe that funds generated by operations and funds available under our new revolving credit facility will be sufficient to meet working capital requirements over the next 12 months. However, in the future, we may have to incur additional debt or issue additional debt or equity securities from time to time. We may be unable to obtain sufficient financing on satisfactory terms or at all.

New senior secured credit facility

The new senior secured credit facility provides for borrowings of up to $630.0 million (with a $150.0 million accordion feature described below), consisting of (1) a $100.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. On April 19, 2007, we borrowed $430.0 million of the term loan facility concurrent with the merger. In May 2007, we borrowed an additional $29.5 million under the delayed draw feature of the term loan facility to finance the acquisition of an additional surgery center in St. Louis, Missouri. The remaining $70.5 million of the delayed draw feature of the term loan facility is available until December 31, 2008. In addition, we may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we pay quarterly commitment fees of 1.25% per annum and 0.50% per annum on the daily-unused commitment of the delayed draw facility and revolving credit facility, respectively. We also pay a quarterly participation fee of 2.125% per annum related to outstanding letters of credit. The term loans under the credit facility require principal payments each year in an amount of 1% per annum in equal quarterly installments, the first of which was made in June 2007. No principal payments are required on the revolving credit facility or delayed draw term loan facility during its delayed draw availability period. At June 30, 2007, we had $458.4 million of debt outstanding under the credit facility at an interest rate of approximately 7.4%. We also had $2.7 million of letters of credit outstanding.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We were in compliance with these covenants as of June 30, 2007.

New senior subordinated notes

Also in connection with the merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes, all due in 2017. Interest on the notes is payable on May 1 and November 1 of each year, commencing on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes will be payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest); or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. The notes are unsecured senior subordinated obligations of our company; however, the notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the notes contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We were in compliance with these covenants as of June 30, 2007.

The notes also included registration rights, which provided that we would file a registration statement with the SEC not later than 365 days after April 19, 2007 with respect to a registered offer to exchange the notes for new notes of our company having substantially identical terms, and use commercially reasonable efforts to cause the exchange offer registration to be declared effective not later than 455 days after April 19, 2007. If we did not adhere to these registration rights, additional interest at up to an additional one percent per annum would have accrued on the notes. We have fulfilled our obligations under the registration rights. We filed a Form S-4 with the SEC in July 2007, and it was declared effective by the SEC on July 25, 2007. The exchange offer is expected to be completed in August 2007.

United Kingdom borrowings

Historically, our credit agreement in the United Kingdom had provided for total borrowings of £55.0 million under four separate facilities. In April 2007, we entered into an amended and restated credit agreement, which covers the existing overdraft facility and existing term loan facilities (Term Loan A). This agreement increased the total overdraft facility by £0.5 million to £2.0 million, and added an additional term loan B facility of £10 million (approximately $20.1 million at June 30, 2007). The original proceeds from the term loan B facility were repatriated to the U.S. as part of the merger. Excluding availability on the overdraft facility, no additional amounts can be borrowed under these facilities. At June 30, 2007, we had approximately £45.7 million ($91.7 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 7.0%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are also required on the Term Loan A, beginning in June 2007, and approximate $6.0 million in the first and second year, $8.0 million in the third and fourth year; $10.0 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and has a maturity of six years. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We were in compliance with these covenants as of June 30, 2007.

We also have borrowing availability under a capital asset finance facility in the U.K. of up to £2.5 million (approximately $5.0 million at June 30, 2007). The exact terms and payments are negotiated upon a draw on the facility. No amounts were outstanding at June 30, 2007.

Contractual Cash Obligations

Our contractual cash obligations as of June 30, 2007 may be summarized as follows:

	Payments Due by Period
		Within 1	Years	Years	Beyond 5
Contractual Cash Obligations	Total	Year	2 and 3	4 and 5	Years
	(In thousands)

Long-term debt obligations (principal plus interest)(1):
U.S. Term loan facility (Term B)	$458,425	$4,300	$8,600	$8,600	$436,925
Senior subordinated notes, due 2017	240,000	—	—	—	240,000
Senior subordinated toggle notes, due 2017	200,000	—	—	—	200,000
Amended and restated U.K. credit facility	118,771	11,055	24,898	26,660	56,158
Other debt at operating subsidiaries	45,685	13,453	20,992	8,728	2,512
Capitalized lease obligations	78,202	9,601	15,826	12,596	40,179
Operating lease obligations	74,556	14,863	23,332	16,531	19,830

Total contractual cash obligations	$1,215,639	$53,272	$93,648	$73,115	$995,604

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the June 30, 2007 rates applicable to each debt instrument.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $85.1 million at June 30, 2007, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was 46.8% at June 30, 2007. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At June 30, 2007, the total debt on the balance sheets of our unconsolidated affiliates was approximately $246.2 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 27.4% at June 30, 2007. USPI or one of its wholly owned subsidiaries had collectively guaranteed $25.6 million of the $246.2 million in total debt of our unconsolidated affiliates as of June 30, 2007. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $19.5 million as of June 30, 2007. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

It is possible that we will have to pay the buyers of our Spanish operations up to approximately €1 million (equal to approximately $1.4 million at June 30, 2007) related to a Spanish tax contingency for which we indemnified the buyers, although we do not presently believe the likelihood of our making any such payment is probable, as discussed more fully in Note 15 to our Predecessor’s 2006 year-end consolidated financial statements.

In connection with our acquisitions of equity interests in three surgery centers in 2007, we have the option to purchase additional ownership in these facilities at any time during the 18 months subsequent to closing. If we do not exercise this purchase option for one or more facilities, we must pay an option termination fee, which is equal to the lesser of an EBITDA calculation, as specified in the purchase agreement, or $1.0 million for each facility for which we elect not to exercise our purchase option. We acquired an additional facility in 2007 that has a similar option termination fee clause in its purchase agreement, except that the option termination fee is the lesser of an EBITDA calculation, as specified in the purchase agreement, or $2.5 million.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. The adoption of FIN 48 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. We are evaluating whether the adoption of SFAS 159 will have a material effect on our consolidated financial position, results of operations or cash flows and disclosures.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by credit agreements. Our amended and restated credit agreement in the U.K. requires us to enter into an interest rate swap for at least 50% of the amounts outstanding under the agreement, which we expect to do within the time frame required under the agreement. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime or LIBOR. At June 30, 2007, approximately $473.6 million of our outstanding debt was in fixed rate instruments and the remaining $601.6 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $6.0 million.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

On January 8, 2007, John McMullen filed a class action petition in the 134th District Court of Dallas County, Texas against the Company, Welsh Carson, and all of the directors of the Company. The petition alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s stockholders in approving the merger agreement with Welsh Carson, and that Welsh Carson aided and abetted the directors’ alleged breach of fiduciary duties. The petition seeks, among other things, class certification and an injunction preventing the merger, and a declaration that the directors breached their fiduciary duties.

On January 9, 2007, Levy Investments filed a derivative petition in the 101st District Court of Dallas County, Texas on behalf of the Company, substantively, against Welsh Carson and all of the directors of the Company and Welsh Carson, and nominally against the Company. The petition alleges that demand on the Company’s board to bring suit is excused and alleges derivatively, among other things, that the Company’s directors breached their fiduciary duties to the Company and abused their control of the Company in approving the merger agreement, and that Welsh Carson aided and abetted the directors’ alleged breach of fiduciary duties. The petition seeks, among other things, a declaration that the merger agreement is void and unenforceable, an injunction preventing the merger, a constructive trust and attorneys’ fees and expenses.

The Company has reached an agreement in principle to settle the McMullen and Levy lawsuits, pursuant to which, among other things: (i) a non-opt-out settlement class that includes all persons or entities that held USPI common stock, either of record or beneficially, at any time between and including January 8, 2007, and the date of the closing of the merger (other than the defendants and their respective affiliates), will be certified; (ii) the claims of the plaintiffs, all members of the settlement class, and other holders of USPI stock will be dismissed, released and enjoined, as against all defendants and other named and described persons and entities; (iii) plaintiffs’ counsel will apply to the court for an agreed upon award of fees and expenses; (iv) certain additional disclosures were made as requested by the plaintiffs; and (v) as requested by plaintiffs, Welsh Carson agreed, in the event that a termination fee in excess of $32.5 million became payable by USPI pursuant to the terms of the merger agreement, to waive its right to receive the portion of the termination fee in excess of $32.5 million. The proposed settlement is subject to final approval by the court. If for any reason, the proposed settlement is not finally consummated, then plaintiffs could resume prosecution of the lawsuits, and additional lawsuits might be filed. Approximately $0.5 million has been accrued related to this claim at June 30, 2007.

In addition, from time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings, other than those discussed above, that might have a material adverse impact on the Company.

ITEM 6.	Exhibits

(a) Exhibits:

3.1		Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.1		Indenture governing 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017, among United Surgical Partners International, Inc., the Guarantors named therein and U.S. Bank National Association, as trustee. (previously filed as an Exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.2		Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
10	.1*	USPI Group Holdings, Inc. 2007 Equity Incentive Plan.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

By:	/s/ Mark A. Kopser
Mark A. Kopser
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)

By:	/s/ John J. Wellik
John J. Wellik
Senior Vice President, Accounting and
Administration,and Secretary
(Principal Accounting Officer)

Date: August 10, 2007

Exhibit Index

3.1		Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.1		Indenture governing 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017, among United Surgical Partners International, Inc., the Guarantors named therein and U.S. Bank National Association, as trustee. (previously filed as an Exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.2		Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
10	.1*	USPI Group Holdings, Inc. 2007 Equity Incentive Plan.
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.