Form 10-Q
period 2007-09-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2007-11-06
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

At November 5, 2007 there were 100 shares of Common Stock outstanding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note: Items 1A, 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

	Successor	Predecessor
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$96,759	$31,740
Patient receivables, net of allowance for doubtful accounts of $12,728 and $9,955, respectively	57,736	58,525
Other receivables	16,316	16,973
Inventories of supplies	9,549	9,108
Deferred tax asset, net	—	14,238
Prepaids and other current assets	18,946	13,264

Total current assets	199,306	143,848
Property and equipment, net	376,360	299,829
Investments in affiliates	169,235	158,499
Goodwill and intangible assets, net	1,522,461	621,264
Other assets	14,018	8,416

Total assets	$2,281,380	$1,231,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$24,678	$24,436
Accrued salaries and benefits	28,607	26,145
Due to affiliates	82,095	76,398
Accrued interest	25,466	1,742
Current portion of long-term debt	27,225	26,373
Other current liabilities	35,352	30,588

Total current liabilities	223,423	185,682
Long-term debt, less current portion	1,081,938	320,957
Other long-term liabilities	14,694	10,857
Deferred tax liability, net	73,836	42,256

Total liabilities	1,393,891	559,752
Minority interests	82,093	72,830
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding at September 30, 2007 (Successor); 200,000,000 shares authorized; 44,714,176 shares issued and 44,710,100 outstanding at December 31, 2006 (Predecessor)	—	447
Additional paid-in capital	798,407	382,327
Treasury stock, at cost, 4,076 shares at December 31, 2006	—	(109)
Accumulated other comprehensive income	3,017	16,349
Retained earnings	3,972	200,260

Total stockholders’ equity	805,396	599,274

Total liabilities and stockholders’ equity	$2,281,380	$1,231,856

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Unaudited — in thousands)
Revenues:
Net patient service revenue	$140,403	$128,145
Management and contract service revenue	16,267	14,551
Other revenue	1,256	2,066

Total revenues	157,926	144,762
Equity in earnings of unconsolidated affiliates	6,561	7,858
Operating expenses:
Salaries, benefits, and other employee costs	45,335	43,118
Medical services and supplies	27,828	25,692
Other operating expenses	26,592	23,423
General and administrative expenses	9,339	9,164
Provision for doubtful accounts	2,706	2,456
Depreciation and amortization	11,233	9,223

Total operating expenses	123,033	113,076

Operating income	41,454	39,544
Interest income	1,090	749
Interest expense	(24,515)	(8,454)
Loss on early retirement of debt	—	(14,856)
Other, net	(361)	65

Total other expense, net	(23,786)	(22,496)
Income from continuing operations before minority interests	17,668	17,048
Minority interests in income of consolidated subsidiaries	(13,874)	(12,549)

Income from continuing operations before income taxes	3,794	4,499
Income tax expense	(3,860)	(2,177)

Income (loss) from continuing operations	(66)	2,322
Earnings (loss) from discontinued operations, net of tax	(110)	527

Net income (loss)	$(176)	$2,849

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Successor	Predecessor
	Period from April 19	Period from January 1	Nine Months
	through	through	Ended
	September 30,	April 18,	September 30,
	2007	2007	2006
	(Unaudited — in thousands)
Revenues:
Net patient service revenue	$260,193	$174,180	$379,905
Management and contract service revenue	29,332	19,142	36,790
Other revenue	2,287	1,615	6,362

Total revenues	291,812	194,937	423,057
Equity in earnings of unconsolidated affiliates	13,805	9,906	21,892
Operating expenses:
Salaries, benefits, and other employee costs	81,772	55,334	119,319
Medical services and supplies	50,923	35,032	76,154
Other operating expenses	48,130	33,072	72,261
General and administrative expenses	17,898	39,277	27,855
Provision for doubtful accounts	5,693	3,385	7,020
Depreciation and amortization	20,156	12,719	25,890

Total operating expenses	224,572	178,819	328,499

Operating income	81,045	26,024	116,450
Interest income	1,841	933	3,308
Interest expense	(43,879)	(9,546)	(24,599)
Loss on early retirement of debt	—	(2,435)	(14,856)
Other, net	(233)	798	1,710

Total other expense, net	(42,271)	(10,250)	(34,437)
Income from continuing operations before minority interests	38,774	15,774	82,013
Minority interests in income of consolidated subsidiaries	(28,135)	(18,546)	(39,289)

Income (loss) from continuing operations before income taxes	10,639	(2,772)	42,724
Income tax expense	(6,476)	(4,139)	(15,593)

Income (loss) from continuing operations	4,163	(6,911)	27,131
Loss from discontinued operations, net of tax	(191)	(238)	(5,955)

Net income (loss)	$3,972	$(7,149)	$21,176

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	(Unaudited — in thousands)
Net income (loss)	$(176)	$2,849
Other comprehensive income:
Foreign currency translation adjustments	2,400	1,235

Comprehensive income	$2,224	$4,084

	Successor	Predecessor
	Period from	Period from
	April 19	January 1	Nine Months
	through	through	Ended
	September 30,	April 18,	September 30,
	2007	2007	2006
Net income (loss)	$3,972	$(7,149)	$21,176
Other comprehensive income:
Foreign currency translation adjustments	3,017	2,169	8,187

Comprehensive income (loss)	$6,989	$(4,980)	$29,363

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

					Accumulated
	Common Stock		Additional		Other
	Outstanding		Paid-in	Treasury	Comprehensive	Retained
	Shares	Par Value	Capital	Stock	Income	Earnings	Total
	(Unaudited — in thousands)

Predecessor
Balance, December 31, 2006	44,710	$447	$382,327	$(109)	$16,349	$200,260	$599,274
Issuance of common stock and exercise of stock options	474	5	6,211	—	—	—	6,216
Repurchases of common stock	(71)	—	—	(2,197)	—	—	(2,197)
Equity-based compensation expense	—	—	17,100	—	—	—	17,100
Tax benefit related to increase in value of equity awards	—	—	15,822	—	—	—	15,822
Net loss	—	—	—	—	—	(7,149)	(7,149)
Foreign currency translation adjustments	—	—	—	—	2,169	—	2,169

Balance, April 18, 2007	45,113	$452	$421,460	$(2,306)	$18,518	$193,111	$631,235

Successor
Capitalization of Successor company at April 19, 2007	—	$—	$791,856	$—	$—	$—	$791,856
Expenses paid on behalf of USPI Group Holdings, Inc.	—	—	(7,862)	—	—	—	(7,862)
Additional investment by USPI Group Holdings, Inc.	—	—	13,477	—	—	—	13,477
Contribution related to equity award grants by USPI Group Holdings, Inc.	—	—	936	—	—	—	936
Net income	—	—	—	—	—	3,972	3,972
Foreign currency translation adjustments	—	—	—	—	3,017	—	3,017

Balance, September 30, 2007	—	$—	$798,407	$—	$3,017	$3,972	$805,396

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Successor	Predecessor
	Period from	Period from
	April 19	January 1	Nine Months
	through	through	Ended
	September 30,	April 18,	September 30,
	2007	2007	2006
	(Unaudited — in thousands)
Cash flows from operating activities:
Net income (loss)	$3,972	$(7,149)	$21,176
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on discontinued operations	191	238	5,955
Provision for doubtful accounts	5,693	3,385	7,020
Depreciation and amortization	20,156	12,719	25,890
Loss on early retirement of debt	—	2,435	14,856
Loss (gain) on sale of equity interests	565	(897)	—
Amortization of debt issue costs and discount	1,214	202	729
Deferred income tax expense	3,463	425	3,599
Equity in earnings of unconsolidated affiliates, net of distributions received	1,015	4,335	109
Minority interests in income of consolidated subsidiaries, net of distributions paid	983	148	(1,879)
Equity-based compensation	936	17,100	8,980
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(2,039)	(1,040)	(6,299)
Other receivables	(699)	(100)	(1,707)
Inventories of supplies, prepaids and other current assets	3,782	987	(2,928)
Accounts payable and other current liabilities	15,408	12,213	4,080
Long-term liabilities	860	(528)	3,676
Tax benefit related to increase in value of equity awards	—	(15,822)	(2,757)

Net cash provided by operating activities	55,500	28,651	80,500

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(78,534)	(26,685)	(273,080)
Proceeds from sale of businesses and equity interests	5,879	15,916	6,531
Purchases of property and equipment	(8,318)	(7,020)	(21,494)
Returns of capital from unconsolidated affiliates	987	556	730
(Increase) decrease in deposits and notes receivable	8,665	(9,084)	329

Net cash used in investing activities	(71,321)	(26,317)	(286,984)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	910,780	22,134	298,604
Payments on long-term debt	(216,408)	(7,480)	(238,971)
Proceeds from issuances of common stock	—	6,135	5,410
Net equity contribution from USPI Group Holdings, Inc.	779,279	—	—
Tax benefit related to increase in value of equity awards	—	15,822	2,757
Payments to repurchase common stock	(1,430,879)	—	—
(Decrease) increase in cash held on behalf of unconsolidated affiliates	(3,597)	13,895	34,610
Expenses paid on behalf of USPI Group Holdings, Inc.	(7,862)	—	—
Returns of capital to minority interest holders	(1,890)	(957)	(1,008)

Net cash provided by financing activities	29,423	49,549	101,402

Cash flows of discontinued operations:
Operating cash flows	(196)	(313)	984
Investing cash flows	129	—	(872)
Financing cash flows	—	—	(173)

Net cash used in discontinued operations	(67)	(313)	(61)

Effect of exchange rate changes on cash	27	(113)	(11)

Net (decrease) increase in cash and cash equivalents	13,562	51,457	(105,154)
Cash and cash equivalents at beginning of period	83,197	31,740	130,440

Cash and cash equivalents at end of period	$96,759	$83,197	$25,286

Supplemental information:
Interest paid	$19,612	$9,861	$23,875
Income taxes paid	3,314	1,909	15,076
Non-cash transactions:
Assets acquired under capital lease obligations	$3,418	$1,677	$3,677
Issuance of common stock to employees	—	—	30,220
Predecessor rollover equity	18,192	—	—

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of surgery centers, private hospitals and related businesses in the United States and Europe. At September 30, 2007, the Company, headquartered in Dallas, Texas, operated 155 short-stay surgical facilities. Of these 155 facilities, the Company consolidates the results of 63, accounts for 91 under the equity method, and holds no ownership in the remaining facility, which is operated by USPI under a management agreement. The Company operates in two countries, with 152 of its 155 facilities located in the United States of America; the remaining three facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At September 30, 2007, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 89 of the Company’s 152 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

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

As further described below, on April 19, 2007, the Company became a wholly owned subsidiary of USPI Holdings, Inc. (Holdings), which in turn is a wholly owned subsidiary of USPI Group Holdings, Inc. (Parent). The Company’s financial position and the results of operations prior to the merger are presented separately in the consolidated financial statements as “Predecessor” financial statements, while the Company’s financial position and results of operations following the merger are presented as “Successor” financial statements. Due to the merger, which substantially increased the Company’s debt and interest expense, and to the revaluation of assets and liabilities as a result of purchase accounting associated with the merger, the pre-merger financial statements are not comparable with those after the merger. In preparing the Successor financial statements for periods after April 19, 2007, the Company has made preliminary estimates of the fair values of its assets and liabilities. Future adjustments may occur as these preliminary estimates are finalized. The Company expects to finalize the determination of these fair values by April 19, 2008.

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements and notes should be read in conjunction with the Predecessor’s December 31, 2006 Form 10-K. It is management’s opinion that the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the periods presented. The Predecessor statements for the period through April 18, 2007 contain several nonrecurring adjustments associated with the Company being acquired by Holdings. The largest such adjustment was approximately $13.8 million in additional equity-based compensation expense, which is reflected in “general and administrative expenses.” In addition, the Company incurred approximately $10.0 million in expenses related to the merger, which are also included in “general and administrative expenses,” and a $2.4 million loss on early retirement of debt. Many of these expenses were not fully deductible for tax purposes, which had an adverse effect on the Company’s effective tax rate for this period. Because of these unusual items, the results of operations for the periods January 1 through April 18, 2007 and April 19 through September 30, 2007 are not indicative of the results to be expected for the full fiscal year.

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

The Merger was valued at approximately $1.8 billion, including the assumption of $153.6 million of the Company’s existing debt. The funds necessary to consummate the transaction were approximately $1.7 billion, including $1.4 billion to pay then current stockholders and equity award holders, approximately $199.4 million to repay certain existing indebtedness and approximately $47.0 million to pay related fees and expenses. The Merger was financed by:

•	an investment of cash and rollover equity of USPI in the equity of Parent by Welsh Carson, management and other equity investors of approximately $785.0 million;

•	borrowings by the Company of $430.0 million in new senior secured credit facilities;

•	the issuance by the Company of $240.0 million in aggregate principal amount of 8 7/8% senior subordinated notes, due 2017, and $200.0 million in aggregate principal amount of 9 1/4%/10% senior subordinated toggle notes, due 2017;

•	additional borrowings of £10.0 million (approximately $19.7 million) by Global, which was repatriated to the U.S.; and

•	approximately $21.8 million of cash on hand.

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

A summary of the Merger is presented below (in thousands):
Net cash and equity contribution from Holdings	$791,856
Proceeds from borrowings	889,700
Cash on hand	21,835
Expenses paid on behalf of Parent	(7,862)

Purchase price allocated	$1,695,529

Estimated fair value of net tangible assets acquired:
Cash	$63,497
Patient receivables	58,435
Other current assets	46,369
Investments in affiliates	161,261
Property and equipment	370,078
Other assets	20,668
Current liabilities	(108,147)
Due to affiliates	(90,260)
Long-term debt, excluding current portion	(131,158)
Deferred tax liability	(66,449)
Other long-term liabilities	(13,619)
Minority interests in consolidated subsidiaries	(84,635)

Net tangible assets acquired	226,040
Capitalized debt issuance costs	29,009
Intangible assets acquired	112,918
Goodwill	1,327,562

$1,695,529

Following are the unaudited pro forma results for the periods presented as if the Merger had occurred on January 1 of each year (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2007	2006

Net revenues	$144,762	$486,749	$423,057
Income (loss) from continuing operations	(4,734)	9,789	5,734

In connection with the Merger, the Predecessor company incurred expenses totaling approximately $23.8 million related to the acceleration of the Predecessor company’s unvested outstanding stock options and certain restricted stock awards and professional fees. The Successor company incurred approximately $29.0 million of fees related to debt issuance costs which are being amortized into interest expense over the term of the debt.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(2)	Discontinued Operations and Other Dispositions

In March 2007, the Company classified the operations of one surgery center as held for sale. This surgery center was acquired as part of the Surgis acquisition in April 2006. The Company is in discussions with potential buyers for a sale of the surgery center. At September 30, 2007, total assets and liabilities classified as held for sale were approximately $2.0 million and $0.4 million, respectively, and are included net in other current assets on the consolidated balance sheet. Most of the assets held for sale are property and equipment. The results of operations of this surgery center have been reclassified to discontinued operations for all applicable periods. On March 31, 2006, the Company sold its equity interest in a surgery center in Lyndhurst, Ohio, for $0.5 million in cash. The Company acquired a competing facility as part of the Surgis acquisition.

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

	Successor		Predecessor
		Period from		Period from
	Three Months	April 19	Three Months	January 1	Nine Months
	Ended	Through	Ended	Through	Ended
	September 30,	September 30,	September 30,	April 18,	September 30,
	2007	2007	2006	2007	2006
Revenues	$6	$25	$(14)	$111	$1,143

Loss from discontinued operations before income taxes	$(169)	$(293)	$(242)	$(366)	$(328)
Income tax benefit	59	102	85	128	115

Loss from discontinued operations	$(110)	$(191)	$(157)	$(238)	$(213)

Gain (loss) on sale of discontinued operations before income taxes	$—	$—	$—	$—	$(7,395)
Income tax benefit	—	—	684	—	1,653

Gain (loss) on sale of discontinued operations	$—	$—	$684	$—	$(5,742)

On April 1, 2007, the Company sold a controlling interest in two facilities it operates in Corpus Christi, Texas, to a not-for-profit hospital partner for $6.1 million in cash. As a result of the sale, the Company recorded a pre-tax gain of approximately $0.9 million, which is recorded in other income (expense) in the Predecessor’s consolidated statement of operations. Additionally, effective July 1, 2007, the Company sold controlling interests in two facilities it operates in the Dallas, Texas area to its not-for-profit hospital partner for $3.7 million in cash. No gain or loss was recorded on the sale as the sales price approximated the carrying value. The Company’s continuing involvement as an equity method investor and manager in all of these facilities prevents the facilities from being classified as discontinued operations.

In September 2007, the Company sold its interests in a facility in Atlanta, Georgia for approximately $1.8 million and recorded a pre-tax gain of approximately $0.7 million, which is recorded in other income (expense) in the consolidated statement of operations. Also, in September 2007, the Company signed an agreement to sell its interests in a facility in Baltimore, Maryland, which sale will become final upon the approval of the certificate of need transfer by the state licensing body, which is expected to occur by the end of 2007. The Company recorded a

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

pre-tax loss of approximately $1.2 million related to this sale, which is recorded in other income (expense) in the consolidated statement of operations. Because these investments were accounted for under the equity method, the results of operations of these facilities are not reported as discontinued operations.

(3)	Acquisitions and Equity Method Investments

Effective February 1, 2007, the Company acquired a controlling equity interest in two ambulatory surgery centers in the St. Louis, Missouri area for approximately $15.9 million in cash, which is net of $0.3 million of cash acquired. Additionally, effective March 1, 2007, the Company acquired a controlling equity interest in an additional ambulatory surgery center in the St. Louis area for approximately $7.3 million in cash, which is net of $0.4 million of cash acquired. Effective May 1, 2007, the Company acquired a controlling equity interest in an additional ambulatory surgery center in the St. Louis area for approximately $28.7 million, which is net of $0.9 million of cash acquired. Also, effective May 1, 2007, the Company acquired a controlling interest in a surgery center in the Houston, Texas area for approximately $9.0 million, which is net of $0.1 million of cash acquired. Effective September 1, 2007, the Company exercised its buy-up options in five of its existing facilities in the St. Louis area for approximately $34.3 million.

Following are the unaudited pro forma results for the periods presented as if these acquisitions had occurred on January 1 of each year (in thousands):

	Successor		Predecessor
		Period from		Period from
	Three Months	April 19	Three Months	January 1	Nine Months
	Ended	Through	Ended	Through	Ended
	September 30,	September 30,	September 30,	April 18,	September 30,
	2007	2007	2006	2007	2006
Net revenues	$157,926	$292,685	$152,082	$206,191	$439,900
Income (loss) from continuing operations	369	5,331	3,870	(3,947)	31,230

The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. For the period from April 19 through September 30, 2007, these investing transactions resulted in a net cash outflow of approximately $6.2 million, which consists of the following:

•	Investment of $5.5 million in a company jointly operated with one of the Company’s not-for-profit hospital partners, which the investee used to acquire ownership in a surgical hospital in the Houston, Texas area; and

•	Net payment of approximately $0.7 million related to other purchases and sales of equity interests and contributions of cash to equity method investees.

During the period from January 1 through April 18, 2007, these transactions resulted in a net cash inflow of approximately $6.3 million, which consists of the following:

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

			Nine Months Ended
	Three Months Ended		September 30,
	September 30,		Combined
	2007	2006	2007	2006

Unconsolidated facilities operated at period-end	91	76	91	76
Income statement information:
Revenues	$197,052	$161,386	$565,439	$432,004
Equity in earnings (loss) of unconsolidated affiliates	(10)	177	102	223
Operating expenses:
Salaries, benefits, and other employee costs	55,258	40,679	150,416	108,314
Medical services and supplies	42,492	33,690	118,567	88,348
Other operating expenses	52,331	40,970	148,145	108,124
Depreciation and amortization	10,535	7,980	28,804	21,199

Total operating expenses	160,616	123,319	445,932	325,985

Operating income	36,426	38,244	119,609	106,242
Interest expense, net	(5,826)	(3,780)	(14,672)	(9,988)
Other	1,542	(669)	643	12

Income before income taxes	$32,142	$33,795	$105,580	$96,266

Balance sheet information:
Current assets	$181,389	$156,612	$181,389	$156,612
Noncurrent assets	381,113	264,079	381,113	264,079
Current liabilities	109,004	82,131	109,004	82,131
Noncurrent liabilities	280,640	165,098	280,640	165,098

(4)	Long-Term Debt

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

New senior secured credit facility

The new senior secured credit facility (Credit Facility) provides for borrowings of up to $630.0 million (with a $150.0 million accordion feature described below), consisting of (1) a $100.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

seven years. On April 19, 2007, the Company borrowed $430.0 million of the term loan facility concurrent with the Merger. In May 2007, the Company borrowed an additional $29.5 million under the delayed draw feature of the term loan facility to finance the acquisition of an additional surgery center in St. Louis, Missouri. In August 2007, the Company borrowed an additional $34.0 million under the delayed draw feature of the term loan facility to finance a buy-up of ownership in five of its existing St. Louis facilities. The remaining $36.5 million of the delayed draw feature of the term loan facility is available until December 31, 2008. In addition, the Company may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the Credit Facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, the Company pays quarterly commitment fees of 1.25% per annum and 0.50% per annum on the daily-unused commitment of the delayed draw facility and revolving credit facility, respectively. The Company also pays a quarterly participation fee of 2.125% per annum related to outstanding letters of credit. The term loans under the Credit Facility require principal payments each year in an amount of 1% per annum in equal quarterly installments. No principal payments are required on the revolving credit facility or delayed draw term loan facility during its delayed draw availability period. At September 30, 2007, the Company had $491.4 million of debt outstanding under the Credit Facility at an interest rate of approximately 7.4%. The Company also had $2.7 million of letters of credit outstanding.

The Credit Facility is guaranteed by Holdings, and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the Credit Facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of the Company’s capital stock, the capital stock of each of the Company’s wholly owned domestic subsidiaries and 65% of the capital stock of certain of the Company’s wholly-owned foreign subsidiaries. Additionally, the Credit Facility contains various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. The Company was in compliance with these covenants as of September 30, 2007.

New senior subordinated notes

Also in connection with the Merger, the Company issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, commencing on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, the Company may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest); or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. The Notes are unsecured senior subordinated obligations of the Company; however, the Notes are guaranteed by all of the Company’s current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. The Company was in compliance with these covenants as of September 30, 2007.

The Notes included registration rights, which provided that the Company would file a registration statement with the SEC not later than 365 days after April 19, 2007 with respect to a registered offer to exchange the Notes for new notes of the Company having substantially identical terms, and use commercially reasonable efforts to cause the exchange offer registration to be declared effective not later than 455 days after April 19, 2007. If the Company did not adhere to these registration rights, additional interest up to an additional one percent per annum would have accrued on the Notes. The Company has fulfilled its obligations under the registration rights as the exchange offer was completed in August 2007.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

United Kingdom borrowings

Historically, the Company’s credit agreement in the United Kingdom had provided for total borrowings of £55.0 million under four separate facilities. In April 2007, the Company entered into an amended and restated credit agreement (the U.K. Agreement), which covers the existing overdraft facility and term loan facilities (Term Loan A). The U.K. Agreement increased the total overdraft facility by £0.5 million to £2.0 million, and added an additional term loan B facility of £10 million (approximately $20.4 million at September 30, 2007) (Term Loan B). The original proceeds from the Term Loan B facility were repatriated to the U.S. as part of the Merger. Excluding availability on the overdraft facility, no additional amounts can be borrowed under the Term Loan A or Term Loan B. At September 30, 2007, the Company had approximately £43.3 million (approximately $88.3 million) outstanding under the U.K. Agreement at a weighted average interest rate of approximately 8.0%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are also required on the Term Loan A, beginning in June 2007, and approximate $6.0 million in the first and second years, $8.0 million in the third and fourth years; $10.0 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and has a maturity of six years. The borrowings are guaranteed by certain of the Company’s subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on Company assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. The Company was in compliance with these covenants as of September 30, 2007.

The Company also has borrowing availability under a capital asset finance facility in the U.K. of up to £2.5 million (approximately $5.1 million at September 30, 2007). The exact terms and payments are negotiated upon a draw on the facility. No amounts were outstanding at September 30, 2007.

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

Prior to the Merger, the Predecessor had historically provided equity-based compensation to its employees and directors through a combination of stock options, share awards, a deferred compensation plan, and the Employee Stock Purchase Plan (ESPP). Generally, stock options were granted with an exercise price equal to the stock price on the date of grant, vesting 25% per year over four years, and having a five-year contractual life. The fair value of stock options was estimated at the date of grant using the Black-Scholes option-pricing model based on assumptions derived from historical experience. Share awards were valued at the share price on the date of grant. The Predecessor’s historical share awards vested based on a combination of service and Company performance.

As a result of the Merger, all of the Company’s restricted stock awards, except as otherwise agreed by the holders and the Company, and all of its stock options were immediately vested. As a result, the Company recorded pretax expense of approximately $13.8 million related to such acceleration in its Predecessor statement of operations on April 18, 2007.

Subsequent to the Merger, the Company’s parent, USPI Group Holdings, Inc., issued stock options and restricted stock to certain employees and members of the board of directors of the Successor company. The estimated fair value of these awards is being amortized into expense over the estimated service period for each award.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In September 2007, one of the Company’s hospital partners was granted 666,666 warrants to purchase USPI Group Holdings, Inc. common stock for $3.00 per share. The warrants are fully vested and non-forfeitable but contain exercise restrictions. The exercise restrictions on 111,111 warrants lapse each June 1 beginning in 2008 and ending in 2013. The warrants have a contractual life of approximately ten years. The fair value of the warrants is approximately $0.3 million and was determined using the Black-Scholes option pricing formula. Because the warrants are fully vested, the expense associated with these warrants was recorded upon grant within other operating expenses.

Total equity-based compensation included in the consolidated statements of operations, classified by line item, is as follows (in thousands):

	Successor		Predecessor
		Period from		Period from
	Three Months	April 19	Three Months	January 1	Nine Months
	Ended	Through	Ended	Through	Ended
	September 30,	September 30,	September 30,	April 18,	September 30,
	2007	2007	2006	2007	2006
Equity in earnings of unconsolidated affiliates	$—	$—	$17	$20	$49
Salaries, benefits and other employee costs	—	—	823	959	2,307
General and administrative expenses	120	594	2,164	16,144	6,691
Other operating expenses	342	342	—	—	—
Minority interests in income of consolidated subsidiaries	—	—	(21)	(23)	(67)

Expense before income tax benefit	462	936	2,983	17,100	8,980
Income tax benefit	(61)	(117)	(927)	(5,366)	(2,726)

Total equity-based compensation expense, net of tax	$401	$819	$2,056	$11,734	$6,254

Total equity-based compensation, included in the consolidated statements of operations, classified by type of award, is as follows (in thousands):

	Successor		Predecessor
		Period from		Period from
	Three Months	April 19	Three Months	January 1	Nine Months
	Ended	Through	Ended	Through	Ended
	September 30,	September 30,	September 30,	April 18,	September 30,
	2007	2007	2006	2007	2006
Share awards	$124	$472	$2,446	$13,202	$6,917
Stock options	(4)	122	465	3,797	1,833
Warrants	342	342	—	—	—
ESPP	—	—	72	101	230

Expense before income tax benefit	462	936	2,983	17,100	8,980
Income tax benefit	(61)	(117)	(927)	(5,366)	(2,726)

Total equity-based compensation expense, net of tax	$401	$819	$2,056	$11,734	$6,254

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(6)	Segment Disclosures

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

Successor		United
Three Months Ended September 30, 2007	United States	Kingdom	Total

Net patient service revenue	$110,470	$29,933	$140,403
Other revenue	17,523	—	17,523

Total revenues	$127,993	$29,933	$157,926

Depreciation and amortization	$8,111	$3,122	$11,233
Operating income	37,433	4,021	41,454
Net interest expense	(21,782)	(1,643)	(23,425)
Income tax (expense) benefit	(4,235)	375	(3,860)
Total assets	2,001,047	280,333	2,281,380
Capital expenditures	4,462	2,436	6,898

Successor		United
Period from April 19 through September 30, 2007	United States	Kingdom	Total

Net patient service revenue	$206,634	$53,559	$260,193
Other revenue	31,619	—	31,619

Total revenues	$238,253	$53,559	$291,812

Depreciation and amortization	$14,601	$5,555	$20,156
Operating income	73,365	7,680	81,045
Net interest expense	(39,142)	(2,896)	(42,038)
Income tax (expense) benefit	(6,573)	97	(6,476)
Total assets	2,001,047	280,333	2,281,380
Capital expenditures	7,765	3,971	11,736

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor		United
Three Months Ended September 30, 2006	United States	Kingdom	Total

Net patient service revenue	$103,553	$24,592	$128,145
Other revenue	16,617	—	16,617

Total revenues	$120,170	$24,592	$144,762

Depreciation and amortization	$7,083	$2,140	$9,223
Operating income	36,204	3,340	39,544
Net interest expense	(6,838)	(867)	(7,705)
Income tax expense	(1,714)	(463)	(2,177)
Total assets	1,001,598	216,653	1,218,251
Capital expenditures	7,267	2,376	9,643

Predecessor		United
Period from January 1 through April 18, 2007	United States	Kingdom	Total

Net patient service revenue	$140,447	$33,733	$174,180
Other revenue	20,757	—	20,757

Total revenues	$161,204	$33,733	$194,937

Depreciation and amortization	$9,780	$2,939	$12,719
Operating income	20,615	5,409	26,024
Net interest expense	(7,175)	(1,438)	(8,613)
Income tax expense	(2,789)	(1,350)	(4,139)
Total assets	1,114,429	209,279	1,323,708
Capital expenditures	6,072	2,625	8,697

Predecessor		United
Nine Months Ended September 30, 2006	United States	Kingdom	Total

Net patient service revenue	$308,892	$71,013	$379,905
Other revenue	43,152	—	43,152

Total revenues	$352,044	$71,013	$423,057

Depreciation and amortization	$19,999	$5,891	$25,890
Operating income	106,128	10,322	116,450
Net interest expense	(18,843)	(2,448)	(21,291)
Income tax expense	(14,155)	(1,438)	(15,593)
Total assets	1,001,598	216,653	1,218,251
Capital expenditures	16,216	8,955	25,171

(7)	Related Party Transactions

As discussed in Note 2, the Company regularly engages in purchases and sales of ownership interests in its facilities. The Company operates 24 surgical facilities in partnership with the Baylor Health Care System (Baylor) and local physicians in the Dallas/Fort Worth area. Some of these facilities are subsidiaries of the Company; some are subsidiaries of Baylor. Baylor’s Chief Executive Officer, Joel T. Allison, is a member of the Company’s board of directors. Effective July 1, 2007, Baylor acquired an additional ownership interest in two facilities it already

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

co-owned with the Company and local physicians, which transferred control of the facilities from the Company to Baylor. As a result, the Company now accounts for its investment in these facilities under the equity method. The interests were acquired from the Company for $3.7 million in cash. The Company believes that the sales price was negotiated on an arms’ length basis. As the sale price approximated the Company’s carrying value, no gain or loss was recorded upon the sale.

Included in general and administrative expenses of the Successor are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amounts of $0.5 million and $0.9 million for the three months ended September 30, 2007 and the period from April 19 through September 30, 2007, respectively. Such amounts accrue at an annual rate of $2.0 million.

(8)	Commitments and Contingencies

(a)	Financial Guarantees

As of September 30, 2007, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $72.4 million. Of the total, $31.5 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $40.2 million of the remaining $40.9 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $0.7 million represents a guarantee of an obligation of a facility the Company has sold. The Company has full recourse to the buyers with respect to this amount.

In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.3 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2019, and (e) provide no recourse for the Company to recover any amounts from third parties. The Company also has $2.7 million of letters of credit outstanding, as discussed in Note 4.

(b)	Spanish Tax Indemnification

As discussed more fully in Note 15 to the Predecessor’s 2006 consolidated financial statements on Form 10-K, the Predecessor sold its Spanish operations in September 2004 and indemnified the buyers with respect to taxes and other contingencies of the entities sold. With respect to the specific tax matter described in the Predecessor’s Form 10-K, there has been no material change in the Company’s assessment of the probability or amount since the Predecessor filed its Form 10-K. The Company’s legal advisors believe that the Company, which has indemnified the current owners for such contingencies, has a strong case for not paying any tax related to the matter but that such a payment, up to an aggregate maximum total of approximately €1 million (approximately $1.5 million at September 30, 2007) for the matter, is nevertheless reasonably possible. Accordingly, the Company has not accrued any liability related to this matter but is disclosing its nature and existence. If future circumstances indicate that such a payment is probable, the Company will accrue such an amount, which would be reflected in discontinued operations.

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

The Company has reached an agreement in principle to settle the McMullen and Levy lawsuits, pursuant to which, among other things: (i) a non-opt-out settlement class that includes all persons or entities that held USPI common stock, either of record or beneficially, at any time between and including January 8, 2007, and the date of the closing of the merger (other than the defendants and their respective affiliates), will be certified; (ii) the claims of the plaintiffs, all members of the settlement class, and other holders of USPI stock will be dismissed, released and enjoined, as against all defendants and other named and described persons and entities; (iii) plaintiffs’ counsel will apply to the court for an agreed upon award of fees and expenses; (iv) certain additional disclosures were made as requested by the plaintiffs; and (v) as requested by plaintiffs, Welsh Carson agreed, in the event that a termination fee in excess of $32.5 million became payable by USPI pursuant to the terms of the merger agreement, to waive its right to receive the portion of the termination fee in excess of $32.5 million. The proposed settlement is subject to final approval by the court, which is scheduled for hearing in December 2007. If for any reason, the proposed settlement is not finally consummated, then plaintiffs could resume prosecution of the lawsuits, and additional lawsuits might be filed. Approximately $0.5 million has been accrued related to this claim at September 30, 2007.

In addition, from time to time the Company is named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings, other than those discussed above, that might have a material adverse impact on the Company.

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

(10)	Subsequent Events

Effective October 1, 2007, the Company and one of its not-for-profit hospital partners paid a total of $5.5 million to acquire a surgical facility in the Dallas, Texas area.

Additionally, the Company has entered into letters of intent with various entities regarding possible joint venture, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation.

(11)	Condensed Consolidating Financial Statements

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

The $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes, all due 2017 (the Notes), were issued in a private offering on April 19, 2007 and were subsequently registered as publicly traded securities through a Form S-4 declared effective by the SEC on July 25, 2007. The exchange offer was completed in August 2007. The Notes are unsecured senior subordinated obligations of the Company; however, the Notes are guaranteed by all of the Company’s current and future direct and indirect wholly-owned domestic subsidiaries. USPI’s investees in the United Kingdom are not guarantors of the obligation. USPI’s investees in the United States in which USPI owns less than 100% are not guarantors of the obligation. The financial position and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship at the end of the period presented.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
Successor as of September 30, 2007	Guarantors	Investees	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$87,847	$8,912	$—	$96,759
Patient receivables, net	104	57,651	(19)	57,736
Other receivables	31,208	47,965	(62,857)	16,316
Inventories of supplies	—	9,549	—	9,549
Prepaids and other current assets	14,130	3,528	1,288	18,946

Total current assets	133,289	127,605	(61,588)	199,306
Property and equipment, net	17,086	358,384	890	376,360
Investments in affiliates	408,784	(2,632)	(236,917)	169,235
Goodwill and intangible assets, net	1,335,263	145,170	42,028	1,522,461
Other assets	92,743	11,475	(90,200)	14,018

Total assets	$1,987,165	$640,002	$(345,787)	$2,281,380

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,652	$23,174	$(148)	$24,678
Accrued expenses and other	186,667	46,510	(61,657)	171,520
Current portion of long-term debt	3,889	24,623	(1,287)	27,225

Total current liabilities	192,208	94,307	(63,092)	223,423
Long-term debt, less current portion	928,156	176,525	(22,743)	1,081,938
Other long-term liabilities	61,385	28,924	(1,779)	88,530
Minority interests	20	14,269	67,804	82,093
Stockholders’ equity	805,396	325,977	(325,977)	805,396

Total liabilities and stockholders’ equity	$1,987,165	$640,002	$(345,787)	$2,281,380

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor as of December 31,		Non-Participating	Consolidation	Consolidated
2006	Guarantors	Investees	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$23,934	$7,806	$—	$31,740
Patient receivables, net	117	58,408	—	58,525
Other receivables	33,434	19,212	(35,673)	16,973
Inventories of supplies	—	9,108	—	9,108
Prepaids and other current assets	24,411	3,151	(60)	27,502

Total current assets	81,896	97,685	(35,733)	143,848
Property and equipment, net	19,357	280,367	105	299,829
Investments in affiliates	279,485	14,592	(135,578)	158,499
Goodwill and intangible assets, net	515,589	126,253	(20,578)	621,264
Other assets	86,708	12,209	(90,501)	8,416

Total assets	$983,035	$531,106	$(282,285)	$1,231,856

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,886	$21,686	$(136)	$24,436
Accrued expenses and other	139,856	21,376	(26,359)	134,873
Current portion of long-term debt	1,533	30,445	(5,605)	26,373

Total current liabilities	144,275	73,507	(32,100)	185,682
Long-term debt, less current portion	197,820	148,143	(25,006)	320,957
Other long-term liabilities	41,646	12,336	(869)	53,113
Minority interests	20	15,085	57,725	72,830
Stockholders’ equity	599,274	282,035	(282,035)	599,274

Total liabilities and stockholders’ equity	$983,035	$531,106	$(282,285)	$1,231,856

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations:

Period from April 19 through September 30, 2007		Non-Participating	Consolidation	Consolidated
Successor	Guarantors	Investees	Adjustments	Total

Revenues	$39,838	$265,261	$(13,287)	$291,812
Equity in earnings of unconsolidated affiliates	42,464	108	(28,767)	13,805
Operating expenses, excluding depreciation and amortization	32,790	185,140	(13,514)	204,416
Depreciation and amortization	3,864	15,960	332	20,156

Operating income	45,648	64,269	(28,872)	81,045
Interest expense, net	(35,776)	(6,269)	7	(42,038)
Other income (expense)	(300)	208	(141)	(233)

Income before minority interests	9,572	58,208	(29,006)	38,774
Minority interests in income of consolidated subsidiaries	—	(4,729)	(23,406)	(28,135)

Income from continuing operations before income taxes	9,572	53,479	(52,412)	10,639
Income tax expense	(5,409)	(1,268)	201	(6,476)

Income from continuing operations	4,163	52,211	(52,211)	4,163
Loss from discontinued operations, net of tax	(191)	—	—	(191)

Net income	$3,972	$52,211	$(52,211)	$3,972

Period from January 1 through April 18, 2007		Non-Participating	Consolidation	Consolidated
Predecessor	Guarantors	Investees	Adjustments	Total

Revenues	$26,714	$177,157	$(8,934)	$194,937
Equity in earnings of unconsolidated affiliates	28,125	158	(18,377)	9,906
Operating expenses, excluding depreciation and amortization	51,243	123,975	(9,118)	166,100
Depreciation and amortization	2,219	9,701	799	12,719

Operating income	1,377	43,639	(18,992)	26,024
Interest expense, net	(4,997)	(3,616)	—	(8,613)
Loss on early retirement of debt	(2,435)	—	—	(2,435)
Other income (expense)	917	(718)	599	798

Income (loss) before minority interests	(5,138)	39,305	(18,393)	15,774
Minority interests in income of consolidated subsidiaries	—	(4,535)	(14,011)	(18,546)

Income (loss) from continuing operations before income taxes	(5,138)	34,770	(32,404)	(2,772)
Income tax expense	(1,773)	(2,368)	2	(4,139)

Income (loss) from continuing operations	(6,911)	32,402	(32,402)	(6,911)
Loss from discontinued operations, net of tax	(238)	—	—	(238)

Net income (loss)	$(7,149)	$32,402	$(32,402)	$(7,149)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Nine Months Ended September 30, 2006		Non-Participating	Consolidation	Consolidated
Predecessor	Guarantors	Investees	Adjustments	Total

Revenues	$63,083	$379,418	$(19,444)	$423,057
Equity in earnings of unconsolidated affiliates	67,503	1,480	(47,091)	21,892
Operating expenses, excluding depreciation and amortization	57,937	264,354	(19,682)	302,609
Depreciation and amortization	6,265	19,611	14	25,890

Operating income	66,384	96,933	(46,867)	116,450
Interest expense, net	(12,756)	(8,535)	—	(21,291)
Other income (expense)	(13,085)	176	(237)	(13,146)

Income before minority interests	40,543	88,574	(47,104)	82,013
Minority interests in income of consolidated subsidiaries	—	(11,045)	(28,244)	(39,289)

Income from continuing operations before income taxes	40,543	77,529	(75,348)	42,724
Income tax expense	(13,412)	(2,216)	35	(15,593)

Income from continuing operations	27,131	75,313	(75,313)	27,131
Loss from discontinued operations, net of tax	(5,955)	—	—	(5,955)

Net income	$21,176	$75,313	$(75,313)	$21,176

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows:

Period from April 19 through September 30, 2007		Non-Participating	Consolidation	Consolidated
Successor	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$3,972	$52,211	$(52,211)	$3,972
Loss from discontinued operations	191	—	—	191
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	24,009	30,743	(3,415)	51,337

Net cash provided by (used in) operating activities	28,172	82,954	(55,626)	55,500
Cash flows from investing activities:
Purchases of property and equipment, net	(1,640)	(6,678)	—	(8,318)
Purchases and sales of new businesses and equity interests, net	(72,655)	—	—	(72,655)
Other items	13,430	447	(4,225)	9,652

Net cash used in investing activities	(60,865)	(6,231)	(4,225)	(71,321)
Cash flows from financing activities:
Long-term borrowings, net	703,833	(10,111)	650	694,372
Net equity contributions from USPI Group Holdings, Inc.	779,279	—	—	779,279
Payments to repurchase common stock	(1,430,879)	—	—	(1,430,879)
Other items	(12,082)	(60,468)	59,201	(13,349)

Net cash provided by (used in) financing activities	40,151	(70,579)	59,851	29,423

Net cash used in discontinued operations	(67)	—	—	(67)
Effect of exchange rate changes on cash	—	27	—	27

Net increase in cash	7,391	6,171	—	13,562
Cash at the beginning of the period	80,456	2,741	—	83,197

Cash at the end of the period	$87,847	$8,912	$—	$96,759

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Period from January 1 through April 18, 2007		Non-Participating	Consolidation	Consolidated
Predecessor	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$(7,149)	$32,402	$(32,402)	$(7,149)
Loss from discontinued operations	238	—	—	238
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	35,830	21,469	(21,737)	35,562

Net cash provided by (used in) operating activities	28,919	53,871	(54,139)	28,651
Cash flows from investing activities:
Purchases of property and equipment, net	(576)	(6,444)	—	(7,020)
Purchases and sales of new businesses and equity interests, net	(10,769)	—	—	(10,769)
Other items	(4,490)	(8,411)	4,373	(8,528)

Net cash provided by (used in) investing activities	(15,835)	(14,855)	4,373	(26,317)
Cash flows from financing activities:
Long-term borrowings, net	(511)	11,082	4,083	14,654
Proceeds from issuance of common stock	6,135	—	—	6,135
Change in cash held on behalf of unconsolidated affiliates	22,306	45	(8,456)	13,895
Other items	15,821	(55,095)	54,139	14,865

Net cash provided by (used in) financing activities	43,751	(43,968)	49,766	49,549

Net cash used in discontinued operations	(313)	—	—	(313)
Effect of exchange rate changes on cash	—	(113)	—	(113)

Net increase (decrease) in cash	56,522	(5,065)	—	51,457
Cash at the beginning of the period	23,934	7,806		31,740

Cash at the end of the period	$80,456	$2,741	$—	$83,197

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Nine Months Ended September 30, 2006		Non-Participating	Consolidation	Consolidated
Predecessor	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$21,176	$75,313	$(75,313)	$21,176
Loss from discontinued operations	5,955	—	—	5,955
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	23,088	37,618	(7,337)	53,369

Net cash provided by (used in) operating activities	50,219	112,931	(82,650)	80,500
Cash flows from investing activities:
Purchases of property and equipment, net	(3,155)	(18,339)	—	(21,494)
Purchases of new businesses and equity interests, net	(255,840)	(10,709)	—	(266,549)
Other items	3,660	10,950	(13,551)	1,059

Net cash used in investing activities	(255,335)	(18,098)	(13,551)	(286,984)
Cash flows from financing activities:
Long-term borrowings, net	64,462	(7,613)	2,784	59,633
Proceeds from issuance of common stock	5,410	—	—	5,410
Other items	25,610	(82,668)	93,417	36,359

Net cash provided by (used in) financing activities	95,482	(90,281)	96,201	101,402

Net cash used in discontinued operations	(61)	—	—	(61)
Effect of exchange rate changes on cash	—	(11)	—	(11)

Net increase (decrease) in cash	(109,695)	4,541	—	(105,154)
Cash at the beginning of the period	122,624	7,816	—	130,440

Cash at the end of the period	$12,929	$12,357	$—	$25,286

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate ambulatory surgery centers and private surgical hospitals in the United States and the United Kingdom. As of September 30, 2007, we operated 155 facilities, consisting of 152 in the United States and three in the United Kingdom. Local physicians hold ownership interests in all 152 of our U.S. facilities, and 89 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of most of our existing facilities, our agreements with these healthcare systems provide a framework for the planning and construction of additional facilities in the future, including eight of the ten facilities we are currently constructing as well as additional projects under development.

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

As further described herein, on January 8, 2007, we announced that we had entered into an Agreement and Plan of Merger dated as of January 7, 2007 with USPI Holdings, Inc. (Holdings) and UNCN Acquisition Corp., each affiliates of Welsh, Carson, Anderson & Stowe X, L.P. On April 19, 2007, the merger was consummated, and we became a wholly owned subsidiary of Holdings, which in turn is a wholly owned subsidiary of USPI Group Holdings, Inc. (Parent), which is owned by an investor group that includes affiliates of Welsh Carson, members of our management and other investors. As a result of the merger, we no longer have publicly traded equity securities. A significant portion of the purchase price for the merger was funded with privately offered senior subordinated notes that were exchanged for publicly traded instruments in an exchange offer completed in August 2007.

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

The transaction was valued at approximately $1.8 billion, including the assumption of $153.6 million of our existing debt. The funds necessary to consummate the transaction were approximately $1.7 billion, including $1.4 billion to pay then current stockholders and equity award holders, approximately $199.4 million to repay certain existing indebtedness and approximately $47.0 million to pay related fees and expenses. The remainder of the net proceeds was remitted to the Company. The transaction was financed by:

•	an investment of cash and rollover equity in the equity of Parent by Welsh Carson, management and other equity investors of approximately $785.0 million;

•	borrowings by the Company of $430.0 million in new senior secured credit facilities;

•	the issuance by the Company of $240.0 million in aggregate principal amount of 8 7/8% senior subordinated notes, due 2017, and $200.0 million in aggregate principal amount of 9 1/4%/10% senior subordinated toggle notes, due 2017;

•	additional borrowings of £10.0 million (approximately $19.7 million) by Global Healthcare Partners Limited, which was repatriated to the U.S.; and

•	approximately $21.8 million of cash on hand.

Acquisitions, Equity Investments and Development Projects

In February and March 2007, we acquired controlling equity interests in three ambulatory surgery centers in the St. Louis, Missouri area for approximately $23.2 million in cash, which is net of $0.7 million of cash acquired. Effective May 1, 2007, we acquired a controlling interest in a surgery center in the Houston, Texas area for approximately $9.0 million, which is net of $0.1 million of cash acquired. Also, effective May 1, 2007, we acquired an additional controlling interest in another ambulatory surgery enter in the St. Louis area for approximately $28.7 million in cash, which is net of $0.9 million of cash acquired. Effective September 1, 2007, we exercised our buy-up option in five of our existing St. Louis facilities for approximately $34.3 million doubling our ownership in those facilities. During the first nine months of 2007, nine new ambulatory surgery centers developed and operated by us commenced operations.

Effective April 19, 2006, we completed the acquisition of 100% of the equity interests in Surgis, Inc., which was a privately-held, Nashville-based owner and operator of surgery centers. Accordingly, the results of Surgis are included in our results beginning on April 19, 2006. We paid cash totaling $193.1 million, which is net of $5.9 million cash acquired, and additionally assumed approximately $15.6 million of debt and other liabilities owed by subsidiaries of Surgis. We funded the purchase through a combination of $112.0 million of cash on hand and $87.0 million of borrowings under our old revolving credit agreement. Surgis operated 24 ambulatory surgery centers and had seven additional facilities under development, of which three were under construction. Of the 24 operational facilities, we sold our interests in two facilities during 2006. As the sales prices approximated the fair value estimated when we acquired Surgis, no gain or loss was recognized on the sales of our interests in these two entities. Two of the three facilities under construction opened during 2006. We designated one of these two facilities as held for sale in March 2007. The third facility opened in January 2007.

We also engage in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the combined nine months ended September 30,

2007, these transactions resulted in a net cash inflow of approximately $0.1 million, which can be summarized as follows:

•	Receipt of $9.8 million from a not-for-profit hospital partner that obtained additional ownership in certain of the Company’s surgical facilities in the Chicago, Illinois area;

•	Investment of $1.5 million in a joint venture with one of the Company’s not-for-profit hospital partners, which the joint venture used to acquire ownership in a surgery center in the Utica, Michigan area;

•	Investment of $5.5 million in a company jointly operated with one of our not-for-profit hospital partners, which the joint venture used to acquire ownership in a surgical hospital in the Houston, Texas area; and

•	Net payment of approximately $2.7 million related to other purchases and sales of equity interests and contributions of cash to equity method investees.

Discontinued Operations and Other Dispositions

In March 2007, we classified the operations of one of our surgery centers as held for sale. We are in discussions with potential buyers for the sale of this surgery center, which was acquired as part of the Surgis acquisition in April 2006. At September 30, 2007, total assets and liabilities classified as held for sale were approximately $2.0 million and $0.4 million, respectively. Most of the assets held for sale are property and equipment. The results of operations of this surgery center have been reclassified to discontinued operations for all periods presented. Our loss from discontinued operations for the nine months September 30, 2006, relates to our equity interest in a surgery center in Lyndhurst, Ohio, which we sold on March 31, 2006 for $0.5 million in cash.

We have reclassified the historical results of operations of these facilities from our revenues and expenses within our consolidated statements of operations, collapsing the net loss related to these facilities’ operations into a single line, “loss from discontinued operations, net of tax.” In, addition, our total loss from discontinued operations in 2006 includes the loss on the sale of the Lyndhurst facility of approximately $5.7 million, net of tax.

On April 1, 2007, we sold a controlling interest in two facilities we operate in Corpus Christi, Texas, to a not-for-profit hospital partner for $6.1 million in cash. As a result of the sale, we recorded a pre-tax gain of approximately $0.9 million, which is recorded in other income (expense) in the Predecessor’s consolidated statement of operations. Additionally, effective July 1, 2007, we sold controlling interests in two facilities we operate in the Dallas, Texas area to a not-for-profit hospital partner for $3.7 million in cash. No gain or loss was recorded on the sale as the sales price approximated the carrying value. Our continuing involvement as an equity method investor and manager in all of these facilities prevents the facilities from being classified as discontinued operations.

In September 2007, we sold our interests in a facility in Atlanta, Georgia for approximately $1.8 million and recorded a pre-tax gain of approximately $0.7 million, which is recorded in other income (expense) in the consolidated statement of operations. Also, in September 2007, we signed an agreement to sell our interests in a facility in Baltimore, Maryland, which sale will become final upon the approval of the certificate of need transfer by the state licensing body, which is expected to occur by the end of 2007. We recorded a pre-tax loss of approximately $1.2 million related to this sale, which is recorded in other income (expense) in the consolidated statement of operations. Because these investments were accounted for under the equity method, the results of operations of these facilities are not reported as discontinued operations.

Combination of Operating Results

We have reported our operating results and financial position for all periods subsequent to April 19, 2007, as “Successor Periods” and all periods prior to April 19, 2007, as “Predecessor Periods.” For the purposes of presenting a comparison of our 2007 results to our 2006 results, we have presented our 2007 results as the sum, as shown in the table below, of our operating results from the Predecessor Period from January 1, 2007 through April 18, 2007 and our operating results for the Successor Period from April 19, 2007 to September 30, 2007. We believe that this presentation provides the most meaningful information about our operating results. This approach is not consistent with GAAP and may yield results that are not comparable on a period-to-period basis. Even on a combined basis, our results of operations for the three months and nine months ended September 30, 2007 are neither comparable with prior periods nor indicative of results to be expected in future periods given our incurrence of merger-related expenses in 2007.

	Predecessor	Successor	Combined
	Period from	Period from	Nine Months
	January 1 Through	April 19 Through	Ended
	April 18, 2007	September 30, 2007	September 30, 2007
	(Unaudited — in thousands)

Revenues:
Net patient service revenue	$174,180	$260,193	$434,373
Management and contract service revenue	19,142	29,332	48,474
Other revenue	1,615	2,287	3,902

Total revenues	194,937	291,812	486,749
Equity in earnings of unconsolidated affiliates	9,906	13,805	23,711
Operating expenses:
Salaries, benefits, and other employee costs	55,334	81,772	137,106
Medical services and supplies	35,032	50,923	85,955
Other operating expenses	33,072	48,130	81,202
General and administrative expenses	39,277	17,898	57,175
Provision for doubtful accounts	3,385	5,693	9,078
Depreciation and amortization	12,719	20,156	32,875

Total operating expenses	178,819	224,572	403,391

Operating income	26,024	81,045	107,069
Interest income	933	1,841	2,774
Interest expense	(9,546)	(43,879)	(53,425)
Loss on early retirement of debt	(2,435)	—	(2,435)
Other, net	798	(233)	565

Total other expense, net	(10,250)	(42,271)	(52,521)
Income from continuing operations before minority interests	15,774	38,774	54,548
Minority interests in income of consolidated subsidiaries	(18,546)	(28,135)	(46,681)

Income (loss) from continuing operations before income taxes	(2,772)	10,639	7,867
Income tax expense	(4,139)	(6,476)	(10,615)

Income (loss) from continuing operations	(6,911)	4,163	(2,748)
Loss from discontinued operations, net of tax	(238)	(191)	(429)

Net income (loss)	$(7,149)	$3,972	$(3,177)

The following table summarizes certain consolidated statement of operations items expressed as a percentage of revenues for the periods indicated:

			Nine Months
			Ended
	Three Months Ended		September 30,
	September 30,		Combined
	2007	2006	2007	2006

Total revenues	100%	100%	100%	100%
Equity in earnings of unconsolidated affiliates	4.2	5.4	4.9	5.2
Operating expenses, excluding depreciation and amortization	(70.8)	(71.7)	(76.1)	(71.6)
Depreciation and amortization	(7.1)	(6.4)	(6.8)	(6.1)

Operating income	26.3	27.3	22.0	27.5
Minority interests in income of consolidated entities	(8.8)	(8.7)	(9.6)	(9.3)
Interest and other expense, net	(15.1)	(15.5)	(10.8)	(8.1)

Income from continuing operations before income taxes	2.4	3.1	1.6	10.1
Income tax expense	(2.4)	(1.5)	(2.2)	(3.7)

Income (loss) from continuing operations	0.0	1.6	(0.6)	6.4
Earnings (loss) from discontinued operations	(0.1)	0.4	(0.1)	(1.4)

Net income (loss)	(0.1)%	2.0%	(0.7)%	5.0%

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenue of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and contract service revenue, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians and hospitals. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months Ended		Nine Months Ended September 30,
	September 30,		Combined
	2007	2006	2007	2006

Net patient service revenue	89%	89%	89%	90%
Management and contract service revenue	10	10	10	9
Other revenue	1	1	1	1

Total revenues	100%	100%	100%	100%

Net patient service revenue consists of the revenues earned by facilities we consolidate for financial reporting purposes. These revenues comprise a slightly lower percentage of our total revenues for the combined nine months ended September 30, 2007 than for the corresponding prior year period as a result of our adding, as part of the Surgis acquisition on April 19, 2006, an endoscopy services business whose revenues are classified within management and contract service revenue.

Our management and contract service revenues are earned from the following types of activities (in thousands):

			Nine Months Ended
	Three Months Ended		September 30,
	September 30,		Combined
	2007	2006	2007	2006

Management of surgical facilities	$8,394	$7,090	$24,949	$18,965
Contract services provided to physicians, hospitals and related entities	7,873	7,461	23,525	17,825

Total management and contract service revenues	$16,267	$14,551	$48,474	$36,790

The following table summarizes our revenues by operating segment:

			Nine Months Ended
	Three Months Ended		September 30,
	September 30,		Combined
	2007	2006	2007	2006

United States	81%	83%	82%	83%
United Kingdom	19	17	18	17

Total	100%	100%	100%	100%

The number of facilities we operate increased by 18 from September 30, 2006 to September 30, 2007. All of these additional facilities are in the United States, but we account for 15 of them under the equity method, which means that our revenue growth related to them is limited to the service fees we earn for managing them. This factor, together with strong revenue growth and favorable exchange rates in the U.K., resulted in the proportion of our total revenues derived from U.S. operations actually decreasing slightly in the three months and combined nine months ended September 30, 2007 as compared to the corresponding prior year periods.

Equity in Earnings of Unconsolidated Affiliates

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for a majority of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

			Nine Months Ended
	Three Months Ended		September 30,
	September 30,		Combined
	2007	2006	2007	2006

Revenues	$197,052	$161,386	$565,439	$432,004
Equity in earnings (loss) of unconsolidated affiliates	(10)	177	102	223
Operating expenses:
Salaries, benefits, and other employee costs	55,258	40,679	150,416	108,314
Medical services and supplies	42,492	33,690	118,567	88,348
Other operating expenses	52,331	40,970	148,145	108,124
Depreciation and amortization	10,535	7,980	28,804	21,199

Total operating expenses	160,616	123,319	445,932	325,985

Operating income	36,426	38,244	119,609	106,242
Interest expense, net	(5,826)	(3,780)	(14,672)	(9,988)
Other	1,542	(669)	643	12

Income before income taxes	$32,142	$33,795	$105,580	$96,266

Long-term debt	$269,668	$167,128	$269,668	$167,128
USPI’s equity in earnings of unconsolidated affiliates	6,561	7,858	23,711	21,892
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	20.4%	23.2%	22.5%	22.7%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	25.8%	28.6%	25.8%	28.6%
Unconsolidated facilities operated at period end	91	76	91	76

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. For the three months ended September 30, 2007 as compared to the corresponding prior period, this percentage decreased primarily due to lower overall ownership in unconsolidated affiliates as compared to the prior period and the $0.4 million incremental expense related to the merger. This is a non-GAAP measure but management believes it provides further useful information about its involvement in equity method investments.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This percentage is lower at September 30, 2007 as compared to the corresponding prior period due primarily to a number of facilities in which we own a lower ownership percentage borrowing additional funds as compared to prior periods. One facility, a surgical hospital in which we own 25%, has borrowed a significant amount during 2007 to fund a large capital expansion project. This is a non-GAAP measure but management believes it provides further useful information about its involvement in equity method investments.

Results of Operations

Executive Summary

We continue to grow our existing facilities, develop new facilities, and add others selectively through acquisition. We have added 17 facilities in 2007, of which we developed nine and added eight through acquisitions, all in the United States. Also in 2007, we entered into agreements to sell our interests in two facilities and classified our interest in another facility as held for sale. Our acquisition and development activity continues to be heavily concentrated in markets where we have a not-for-profit hospital partner or where we have a strong presence of existing facilities. The number of facilities we operate with a hospital partner increased by 11 from December 31, 2006 to September 30, 2007, as compared to a net increase of only three facilities operated without a hospital partner. Our development pipeline remains strong, with 13 facilities under development at September 30, 2007, of which ten have reached the stage of commencing construction. All but three of these 13 facilities are being developed with a hospital partner.

As further described herein, on January 8, 2007, we announced that we had entered into an Agreement and Plan of Merger dated as of January 7, 2007 with certain affiliates of Welsh Carson. On April 19, 2007, the merger was consummated, and we became wholly owned by an investor group that includes affiliates of Welsh Carson, members of our management and other investors. As a result of the merger, we no longer have publicly traded equity securities. A significant portion of the purchase price for the merger was funded with privately offered senior subordinated notes that were exchanged for publicly traded instruments in an exchange offer completed in August 2007.

The comparability of our results with the corresponding prior year periods has been impacted by our incurring expenses related to the merger. These expenses decreased our operating income by $25.3 million for the combined nine months ended September 30, 2007. Excluding merger-related expenses, our operating income increased by $15.9 million for the combined nine months ended September 30, 2007, as compared to the corresponding prior year period. Excluding these expenses, our operating income margins were relatively flat during the combined nine months ended September 30, 2007 as compared to the corresponding prior year period.

These increases in profit are driven by increases in the volume of services provided at our facilities, the rate at which we are reimbursed for those services, and by our acquiring additional businesses since September 30, 2006. As in late 2006, our U.S. facilities experienced double-digit revenue growth rates during the combined nine months ended September 30, 2007, primarily due to our newer facilities continuing to ramp up their operations. At our U.K. facilities, capital projects and operational improvements undertaken during 2006, together with favorable currency exchange rates, continued to drive increases in revenues and earnings.

On an overall basis, we continue to experience increases in the volume of services provided at our facilities and in the average rate at which our facilities are reimbursed for those services, resulting in revenue growth at the facilities we owned during both 2006 and 2007 (same store facilities). The comparisons to prior year are not as favorable with respect to the three months ended September 30, 2007 as they are for the earlier months of 2007. Due in part to the continuing maturation of facilities opened in the last two to three years, our U.S. same store revenue growth was only 8% during the three months ended September 30, 2007 as compared to 12% for the combined six months ended June 30, 2007. In addition, our overall operating income margin declined by 100 basis points compared to the prior year period, even after factoring out the impact of the merger-related expenses. This decrease is primarily attributable to a decline in the profitability of our largest U.S. facility, which is completing a major expansion. As a consequence of this expansion, this facility added a significant cost component for which the related revenues have not yet materialized, which is not unusual for our facilities but whose magnitude is particularly large given the size of this facility.

Revenues

Our consolidated net revenues increased approximately 9% and 15% during the three months and combined nine months ended September 30, 2007 as compared to the corresponding prior year periods. The increase was driven primarily by our acquisition, during the period from October 1, 2006 to September 30, 2007, of eight surgical facilities that we consolidate for financial reporting purposes and additionally by growth in our existing facilities.

We also experienced growth in contract service revenue due to the acquisition of Surgis, a subsidiary of which provides endoscopy services.

Our strategy of partnering with not-for-profit healthcare systems and local physicians results in most of our newly developed facilities being joint ventures whose operations we do not consolidate for financial reporting purposes. Our unconsolidated affiliates thus tend, on average, to be newer facilities whose operations are still ramping up, and their revenues are not included in ours. The revenues of our consolidated facilities, which comprise 63 of the 155 facilities we operate, are included in our revenues. Our net earnings are the same whether or not we consolidate a facility, but our revenue growth is generally slower than our earnings growth because the earnings of our unconsolidated facilities, whose revenues are not included in ours, are growing faster than our consolidated facilities. For the three months and combined nine months ended September 30, 2007, consolidated facilities’ net revenues grew by 4% and 7%, respectively, as compared to 11% and 13% for unconsolidated facilities, respectively. Given that our earnings are the same whether or not we consolidate a facility, we focus on our facilities’ overall growth rates, without regard to whether we consolidate them, in analyzing the overall health of our business.

Several of the factors adversely affecting our rate of reimbursement in 2006 have stabilized somewhat, but others have continued. Many payers are providing only inflationary increases in reimbursement rates, and in the case of out-of-network and workers’ compensation business, we are experiencing decreases in reimbursement rates in some cases. These factors notwithstanding, we experienced 1.4% growth in the net revenue per case for our ambulatory surgery centers during the three and combined nine months ended September 30, 2007, a notable improvement over the virtually zero growth in this measure during the full year of 2006. This improvement was in part due to a lack of adverse changes in our workers’ compensation reimbursement rates during the first nine months of 2007. Reductions in such rates in several states had hurt our revenue growth rates in several quarters during 2006.

In July 2007, the Centers for Medicare and Medicaid Services published new reimbursement rates for ambulatory surgery centers, which are to be phased in over a four-year period beginning in 2008. Medicare currently comprises approximately 11% of our business, and we expect to experience a slightly positive impact of these rate changes beginning in 2008. In addition, the Centers for Medicare and Medicaid Services proposed linking reimbursement rates for ambulatory surgery centers to rates paid to hospital outpatient departments beginning in 2008. While we believe ambulatory surgery centers should be reimbursed at a rate higher than the Centers for Medicare and Medicaid Services’ proposed level of 65% of hospital outpatient department rates, we nonetheless view the linkage in payments as a favorable long-term development for our business.

Measured in the local currency, our U.K. same store facility revenues grew 13% and 12% for the three and combined nine months ended September 30, 2007, as compared to the 13% and 4% growth experienced in the corresponding prior year periods. The growth achieved during 2007 was driven largely by capital projects and operational improvements introduced in the first half of 2006, which has resulted in higher admissions, more favorable case mixes and an increase in revenue per patient. The overall growth in revenues in the U.K. was also affected by favorable exchange rates, as noted in the table below. The first quarter of 2006 was adversely affected by the decline in referrals from the National Health Service thus causing the growth rate to be abnormally low in the early months of 2006.

The following table summarizes our same store facility revenue growth rates, as compared to the three and nine months ended September 30, 2006:

	Three Months	Combined
	Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007

United States facilities:
Net revenue	8%	11%
Surgical cases	5%	7%
Net revenue per case(1)	3%	3%
United Kingdom facilities:
Net revenue using actual exchange rates	22%	23%
Net revenue using constant exchange rates(2)	13%	12%
All same store facilities:
Net revenue using actual exchange rates	9.4%	11.6%

(1)	Our overall same store growth in net revenue per case was favorably impacted by the growth at our ten same store surgical hospitals, which on average, perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. Net revenue per case of our same store ambulatory surgery centers also increased approximately 1.4% for the three and combined nine months ended September 30, 2007.

(2)	Calculated using 2007 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

Joint Ventures With Not-For-Profit Hospitals

The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (“de novos”) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. Our acquisition of Surgis facilities in April 2006 and a total of 12 facilities in St. Louis during 2006 and 2007 resulted in a large increase in the number of facilities we operate without a hospital partner. We are in active discussions with our hospital partners in several markets and expect to affiliate many of these facilities with a hospital partner in the future. Of the ten facilities under construction at September 30, 2007, eight involve a hospital partner. In addition, two of our three projects in the earlier stages of development involve a hospital partner. The following table summarizes our facilities as of September 30, 2007 and 2006:

	September 30,
	2007	2006

United States facilities(1):
With a hospital partner	89	75
Without a hospital partner	63	59

Total U.S. facilities	152	134
United Kingdom facilities	3	3

Total facilities operated	155	137

Change from September 30, 2006:
De novo (newly constructed)	11
Acquisition	10
Disposals(2)	(3)

Total increase in number of facilities	18

(1)	At September 30, 2007, physicians own a portion of all of these facilities.

(2)	We entered into agreements to sell our interests in two facilities in September 2007. Additionally, we classified a surgery center as held for sale in March 2007.

Facility Operating Margins

U.S. same store facility operating margins decreased as compared to prior year periods, particularly for the facilities we operate with a hospital partner. This is due primarily to two factors. First, the capacity of our largest U.S. facility has been significantly expanded during 2007. Most of this project had been completed by the end of the third quarter. However, this facility, which is operated with a hospital partner, experienced a significant drop in operating margin during the third quarter of 2007 as it has a higher cost structure without yet experiencing a corresponding increase in revenues. This facility accounted for half of the same store facilities’ overall decrease in operating income margins for the quarter. In addition, we increased the emergency room capabilities at seven of our surgical hospitals during the quarter, which did not initially generate proportional increases in revenues.

Continuing the trend experienced in earlier periods, the facilities partnered with not-for-profit hospitals generated lower margins than facilities without a hospital partner during the three and combined nine months ended September 30, 2007. This relationship is primarily due to our acquisition and development activities. Our development of new facilities is almost always undertaken with a hospital partner. After these facilities have been open for more than a year, and consequently move into our same store group of facilities, they typically do not initially generate operating margins as high as more mature facilities. Because their revenue bases are growing, these facilities generally have an adverse impact on the average operating margin of the hospital-partnered group of facilities for some period of time beginning in their second year of operations. We have added 26 facilities to the hospital-partnered same store group since December 31, 2005, of which 14 were newly developed facilities. Conversely, with respect to facilities we operate without a hospital partner, we have added 33 facilities to the same store group since December 31, 2005, of which only one was developed by us. The other 32 facilities were added through acquisitions. This relationship can change depending on which facilities we succeed in partnering with a not-for-profit hospital.

Our U.K. facilities, which represent three of our 155 facilities at September 30, 2007, experienced an increase in overall facility margins in the three and combined nine months ended September 30, 2007 than in the comparable prior year periods, primarily as a result of more favorable case mix during 2007 and increased volumes resulting from capital projects undertaken during 2006.

The following table summarizes our same store operating margins (see footnote 1 below), comparing the three and combined nine months ended September 30, 2007 to the three and nine months ended September 30, 2006:

	Three Months			Combined
	Ended			Nine Months Ended
	September 30,	Increase		September 30,	Increase
	2007	(Decrease)		2007	(Decrease)

United States facilities:
With a hospital partner	20.3%	(390	)bps	23.5%	(180	)bps
Without a hospital partner	29.5%	(70	)bps	31.0%	80	bps
Total U.S. facilities	23.1%	(300	)bps	25.9%	(100	)bps
United Kingdom facilities(2)	23.3%	225	bps	24.2%	200	bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	Calculated using 2007 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues increased by $13.2 million, or 9.1%, to $157.9 million for the three months ended September 30, 2007 from $144.8 million for the three months ended September 30, 2006. This increase consisted primarily of revenues of newly constructed or acquired facilities and additionally resulted from growth of our same store facilities. The net addition of 18 facilities from September 30, 2006 to September 30, 2007 caused an increase of approximately $7.7 million of revenues. Revenue from same store facilities drove most of the remaining $5.5 million of revenue growth. The U.S. same store facilities performed approximately 5% more surgical cases and received an average of approximately 3% more per case during the three months ended September 30, 2007 as compared to the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2007 exchange rates for both periods, were $3.2 million higher during the three months ended September 30, 2007 than in the corresponding prior year period. The U.S. dollar was weaker relative to the British pound in 2007 than in the corresponding prior year period, which resulted in an approximate $2.1 million increase in revenues.

Equity in earnings of unconsolidated affiliates decreased by $1.3 million, or 16.5% to $6.6 million for the three months ended September 30, 2007 from $7.9 million for the three months ended September 30, 2006. This decrease was primarily driven by a reduction in earnings from our largest U.S. facility, which we account for under the equity method. This facility has incurred additional expenses in conjunction with a major expansion. In addition, preliminary allocation of the purchase price in the merger transaction with Welsh Carson has led to our recording increases in the value of fixed assets at our facilities. For facilities we account for under the equity method, the depreciation of this additional value, amounting to $0.4 million during the three months ended September 30, 2007, is classified within equity in earnings of unconsolidated affiliates.

Operating expenses, excluding depreciation and amortization, increased by $7.9 million, or 7.7%, to $111.8 million for the three months ended September 30, 2007 from $103.9 million for the three months ended September 30, 2006. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 70.8% for the three months ended September 30, 2007 from 71.7% for the three months ended September 30, 2006. This decrease as a percentage of revenues is primarily attributable to lower equity based compensation expense in the third quarter of 2007 as compared to the corresponding prior year period.

Depreciation and amortization increased $2.0 million, or 21.8%, to $11.2 million for the three months ended September 30, 2007 from $9.2 million for the three months ended September 30, 2006, primarily as a result of additional depreciation on tangible assets added through acquisitions of surgical facilities, and additionally as a result of our recording a preliminary purchase price allocation with respect to the merger. Preliminary estimates of the fair values of the Company’s fixed assets and definite-lived intangibles were recorded effective April 19, 2007, resulting in increased carrying values for these assets and increases in depreciation and amortization. Depreciation and amortization, as a percentage of revenues, increased to 7.1% for the three months ended September 30, 2007 from 6.4% for the three months ended September 30, 2006.

Operating income increased $1.9 million, or 4.8%, to $41.5 million for the three months ended September 30, 2007 from $39.5 million for the three months ended September 30, 2006. Operating income, as a percentage of revenues, decreased to 26.3% for the three months ended September 30, 2007 from 27.3% for the three months ended September 30, 2006, primarily as a result of increased depreciation and amortization related to the merger. Additionally, our equity in earnings from unconsolidated affiliates during the three months ended September 30, 2007 was lower than in the corresponding prior year period as a result of our largest U.S. facility incurring additional expenses related to a major expansion.

Interest expense, net of interest income, increased $15.7 million to $23.4 million for the three months ended September 30, 2007 from $7.7 million for the three months ended September 30, 2006 as a result of our significant new borrowings related to the merger in April 2007.

Our effective income tax rate was 101.7% for the three months ended September 30, 2007 as compared to 48.4% for the three months ended September 30, 2006. The increase is driven by two factors, both resulting primarily from the merger. First, due to our higher interest expense after the merger, our U.S. operations are no longer generating federal taxable income, and we are instead generating net operating loss carryforwards. We do not consider it more likely than not that we will be able to utilize these net operating loss carryforwards, and therefore we established a valuation allowance against them. Second, our effective state tax rate has increased. While we are generating net operating losses for federal purposes, our operations in individual states continue to generate taxable income, which as noted above is now being compared to lower consolidated pretax income. In addition, we are paying more taxes in Texas, where we operate 49 of our 152 U.S. facilities, as a result of a statutory rate increase that went into effect January 1, 2007. Our overall tax rate would be even higher during the three months ended September 30, 2007 were it not for a $1.2 million tax benefit related to our U.K. operations, representing the impact on our net deferred tax liability of a newly enacted decrease in the statutory tax rate in the United Kingdom from 30% to 28%.

Income from continuing operations was $3.8 million for the three months ended September 30, 2007, compared to income of $4.5 million for the three months ended September 30, 2006. This decrease was caused by our significantly higher debt balances as a result of the merger, which greatly increased our interest expense beginning on April 19, 2007.

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

Combined Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues increased by $63.7 million, or 15.1%, to $486.7 million for the combined nine months ended September 30, 2007 from $423.1 million for the nine months ended September 30, 2006. This increase consisted primarily of revenues of newly constructed or acquired facilities and additionally through growth of our same store facilities. The net addition of 18 facilities from September 30, 2006 to September 30, 2007 caused an increase of approximately $30.0 million of revenues. Revenue from same store facilities drove most of the remaining $33.7 million of revenue growth, consisting primarily of U.S. facilities, which performed approximately 7% more surgical cases and received an average of approximately 3% more per case during the combined nine months ended September 30, 2007 than in the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2007 exchange rates for both periods, were $9.2 million higher during the combined nine months ended September 30, 2007 than in the corresponding prior year period. The U.S. dollar was weaker relative to the British pound in 2007 than in the corresponding prior year period, which resulted in an approximate $7.1 million increase in revenues.

Equity in earnings of unconsolidated affiliates increased by $1.8 million, or 8.3% to $23.7 million for the combined nine months ended September 30, 2007 from $21.9 million for the nine months ended September 30, 2006. This increase was primarily driven by same store growth, acquisitions of additional facilities we account for under the equity method, and the deconsolidation of three facilities for which we now account for under the equity method. This increase was offset by a decrease in equity in earnings from our largest U.S. facility, which is incurring higher expenses as a result of a major expansion. In addition, preliminary allocation of the purchase price in the merger has led to our recording increases in the value of fixed assets at our facilities. For facilities we account for under the equity method, the depreciation of this additional value, amounting to approximately $0.9 million of expense during the combined nine months ended September 30, 2007, is classified within equity in earnings of unconsolidated affiliates.

Operating expenses, excluding depreciation and amortization, increased by $67.9 million, or 22.4%, to $370.5 million for the combined nine months ended September 30, 2007 from $302.6 million for the nine months ended September 30, 2006. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased to 76.1% for the combined nine months ended September 30, 2007 from 71.6% for the nine months ended September 30, 2006. This increase as a percentage of revenues is primarily attributable to approximately $25.3 million of expenses incurred related to the merger being classified within operating expenses.

Depreciation and amortization increased $7.0 million, or 27.0%, to $32.9 million for the combined nine months ended September 30, 2007 from $25.9 million for the nine months ended September 30, 2006, primarily as a result of additional depreciation on tangible assets added through acquisitions and expansions of our facilities, and additionally as a result of our recording a preliminary purchase price allocation with respect to the merger. Preliminary estimates of the fair values of the Company’s fixed assets and definite-lived intangibles were recorded effective April 19, 2007, resulting in increased carrying values for these assets and increases in depreciation and amortization. Depreciation and amortization, as a percentage of revenues, increased to 6.8% for the combined nine months ended September 30, 2007 from 6.1% for the nine months ended September 30, 2006.

Operating income decreased $9.4 million, or 8.1%, to $107.1 million for the combined nine months ended September 30, 2007 from $116.5 million for the nine months ended September 30, 2006. Operating income, as a percentage of revenues, decreased to 22.0% for the combined nine months ended September 30, 2007 from 27.5% for the nine months ended September 30, 2006, primarily as a result of the additional $25.3 million of expenses incurred related to the merger in April 2007 as discussed above.

Interest expense, net of interest income, increased $29.4 million to $50.7 million for the combined nine months ended September 30, 2007 from $21.3 million for the nine months ended September 30, 2006 as a result of our significant new borrowings in conjunction with the merger.

Loss on early retirement of debt was $2.4 million for the combined nine months ended September 30, 2007. This loss results from the repayment of our previously outstanding debt in conjunction with the merger and primarily relates to the write-off of unamortized debt issuance costs incurred in originally issuing the debt.

Our effective income tax rate was 134.9% for the combined nine months ended September 30, 2007 as compared to 36.5% for the three months ended September 30, 2006. The increase is driven by two factors, both resulting primarily from the merger. First, due to our higher interest expense after the merger, our U.S. operations are no longer generating federal taxable income, and we are instead generating net operating loss carryforwards. We do not consider it more likely than not that we will be able to utilize these net operating loss carryforwards, and therefore we established a valuation allowance against them. Second, our effective state tax rate has increased. While we are generating net operating losses for federal purposes, our operations in individual states continue to generate taxable income, which as noted above is now being compared to lower consolidated pretax income. In addition, we are paying more taxes in Texas, where we operate 49 of our 152 U.S. facilities, as a result of a statutory rate increase that went into effect January 1, 2007. Our overall tax rate would be even higher during the combined nine months ended September 30, 2007 were it not for a $1.2 million tax benefit related to our U.K. operations, representing the impact on our net deferred tax liability of a newly enacted decrease in the statutory tax rate in the United Kingdom from 30% to 28%.

Income from continuing operations was $7.9 million for the combined nine months ended September 30, 2007 compared to $27.1 million for the nine months ended September 30, 2006. As described above, this decrease was caused by the merger. We have incurred merger-related expenses and a loss on early retirement of debt in completing this transaction. In addition, we have significantly higher debt balances as a result of the merger, which greatly increased our interest expense beginning on April 19, 2007.

Effective March 31, 2007, we classified the operations of one surgery center as held for sale. This facility was acquired as part of the Surgis acquisition in April 2006. Effective March 31, 2006, we sold our ownership interest in a surgical facility located in Lyndhurst, Ohio. As a result, our consolidated statements of operations reflect the historical results of these facilities’ operations in discontinued operations. In addition, our nine months ended September 30, 2006 consolidated statement of operations reflects, in discontinued operations, the approximate $5.7 million after-tax loss related to the Lyndhurst sale.

Liquidity and Capital Resources

Cash Flows

During the combined nine months ended September 30, 2007, we generated $84.2 million of cash flows from operating activities as compared to $80.5 million during the nine months ended September 30, 2006. Cash flows from operating activities increased $3.7 million from the prior year period. Our 2007 cash flows were adversely impacted by merger-related expenses.

During the combined nine months ended September 30, 2007, the Company’s net cash used in investing activities was $97.6 million, consisting primarily of approximately $51.9 million for the acquisition of four surgery centers in the St. Louis, Missouri area, the exercise of our buy-up option in five of our existing St. Louis facilities for approximately $34.3 million, and $15.3 million used for purchases of property and equipment, the effect of which was partially offset by proceeds from the sale of businesses and equity interests of $21.8 million. The primary components of the $21.8 million include $9.8 million in proceeds from sales of equity interests in four facilities we operate in Chicago, Illinois, $6.1 million in proceeds from the sale of a controlling interest in two facilities in Corpus Christi, Texas, $3.7 million in proceeds from the sale of a controlling interest in two facilities in the Dallas, Texas area; and $1.7 million of proceeds from the sale of an additional facility in September 2007. Approximately $5.8 million of the property and equipment purchases related to ongoing development projects, and the remaining $9.5 million represents purchases of equipment at existing facilities. Net cash provided by financing activities for the combined nine months ended September 30, 2007 totaled $79.0 million. Our financing activities for the period from January 1 through April 18, 2007 primarily included the borrowing of approximately $19.7 million in the U.K. to partially fund the merger, along with the tax benefit related to the increase in value of equity awards of approximately $15.8 million. Our financing activities in the period from April 19 through September 30, 2007, included new borrowings, as further discussed below, of approximately $874.3 million to fund the merger, an equity investment by our new parent, USPI Group Holdings, Inc. of approximately $765.8 million and the pay-off of our pre-merger stockholders in the amount of $1.4 billion. We also repaid our previously outstanding Term B loan totaling $199.4 million. In August 2007, our parent completed an additional equity offering, and we received proceeds of approximately $13.5 million. We also borrowed an additional $63.5 million under the delayed draw feature of our senior secured credit facility to fund the acquisition of four surgery centers in St. Louis and to fund the exercise of our buy-up option.

Cash and cash equivalents were $96.8 million at September 30, 2007 as compared to $31.7 million at December 31, 2006, and the net working capital deficit was $24.1 million at September 30, 2007 as compared to $41.8 million at December 31, 2006. As discussed below, we believe that we have sufficient availability under our new credit facility, together with our expected operating cash flows, to service our obligations for the next 12 months.

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

New senior secured credit facility

The new senior secured credit facility provides for borrowings of up to $630.0 million (with a $150.0 million accordion feature described below), consisting of (1) a $100.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. On April 19, 2007, we borrowed $430.0 million of the term loan facility concurrent with the merger. In May 2007, we borrowed an additional $29.5 million under the delayed draw feature of the term loan facility to finance the acquisition of an additional surgery center in St. Louis, Missouri. In August 2007, we borrowed an additional $34.0 million under the delayed draw feature of the term loan facility to finance a buy-up of ownership in five of our existing St. Louis facilities. The remaining $36.5 million of the delayed draw feature of the term loan facility is available until December 31, 2008. In addition, we may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we pay quarterly commitment fees of 1.25% per annum and 0.50% per annum on the daily-unused commitment of the delayed draw facility and revolving credit facility, respectively. We also pay a quarterly participation fee of 2.125% per annum related to outstanding letters of credit. The term loans under the credit facility require principal payments each year in an amount of 1% per annum in equal quarterly installments. No principal payments are required on the revolving credit facility or delayed draw term loan facility during its delayed draw availability period. At September 30, 2007, we had $491.4 million of debt outstanding under the credit facility at an interest rate of approximately 7.4%. We also had $2.7 million of letters of credit outstanding.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We were in compliance with these covenants as of September 30, 2007.

New senior subordinated notes

Also in connection with the merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes, all due in 2017. Interest on the notes is payable on May 1 and November 1 of each year, commencing on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest); or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. The notes are unsecured senior subordinated obligations of our company; however, the notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the notes contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We were in compliance with these covenants as of September 30, 2007.

United Kingdom borrowings

Historically, our credit agreement in the United Kingdom had provided for total borrowings of £55.0 million under four separate facilities. In April 2007, we entered into an amended and restated credit agreement, which covers the existing overdraft facility and existing term loan facilities (Term Loan A). This agreement increased the total overdraft facility by £0.5 million to £2.0 million, and added an additional term loan B facility of £10 million (approximately $20.4 million at September 30, 2007). The original proceeds from the term loan B facility were repatriated to the U.S. as part of the merger. Excluding availability on the overdraft facility, no additional amounts can be borrowed under these facilities. At September 30, 2007, we had approximately £43.3 million ($88.3 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 8.0%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are also required on the Term Loan A, beginning in June 2007, and approximate $6.0 million in the first and second years, $8.0 million in the third and fourth years; $10.0 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and has a maturity of six years. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We were in compliance with these covenants as of September 30, 2007.

We also have borrowing availability under a capital asset finance facility in the U.K. of up to £2.5 million (approximately $5.1 million at September 30, 2007). The exact terms and payments are negotiated upon a draw on the facility. No amounts were outstanding at September 30, 2007.

Contractual Cash Obligations

Our contractual cash obligations as of September 30, 2007 may be summarized as follows:

	Payments Due by Period
		Within 1	Years	Years	Beyond 5
Contractual Cash Obligations	Total	Year	2 and 3	4 and 5	Years
	(In thousands)

Long-term debt obligations (principal plus interest)(1):
U.S. Term loan facility (Term B)	$721,442	$40,370	$79,791	$78,525	$522,756
Senior subordinated notes, due 2017	453,000	21,300	42,600	42,600	346,500
Senior subordinated toggle notes, due 2017	385,000	18,500	37,000	37,000	292,500
Amended and restated U.K. credit facility	117,023	11,661	26,145	27,623	51,594
Other debt at operating subsidiaries	48,497	14,275	23,262	8,695	2,265
Capitalized lease obligations	86,217	9,070	16,107	13,441	47,599
Operating lease obligations	73,866	15,209	23,375	15,964	19,318

Total contractual cash obligations	$1,885,045	$130,385	$248,280	$223,848	$1,282,532

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the September 30, 2007 rates applicable to each debt instrument.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $89.5 million at September 30, 2007, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was 46.9% at September 30, 2007. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At September 30, 2007, the total debt on the balance sheets of our unconsolidated affiliates was approximately $269.7 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 25.8% at September 30, 2007. USPI or one of its wholly owned subsidiaries had collectively guaranteed $19.8 million of the $269.7 million in total debt of our unconsolidated affiliates as of September 30, 2007. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $20.4 million as of September 30, 2007. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

It is possible that we will have to pay the buyers of our Spanish operations up to approximately €1 million (approximately $1.5 million at September 30, 2007) related to a Spanish tax contingency for which we indemnified the buyers, although we do not presently believe the likelihood of our making any such payment is probable, as discussed more fully in Note 15 to our Predecessor’s 2006 year-end consolidated financial statements.

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

Related Party Transactions

We regularly engage in purchases and sales of ownership interests in our facilities. We operate 24 surgical facilities in partnership with the Baylor Health Care System (Baylor) and local physicians in the Dallas/Fort Worth area. Some of these facilities are subsidiaries of us; some are subsidiaries of Baylor. Baylor’s Chief Executive Officer, Joel T. Allison, is a member of our board of directors. Effective July 1, 2007, Baylor acquired an additional ownership interest in two facilities it already co-owned with us and local physicians, which transferred control of the facilities from us to Baylor. As a result, we now account for our investments in these facilities under the equity method. The interests were acquired for $3.7 million in cash. No gain or loss was recorded upon the sale as the sales price approximated our carrying value. We believe that the sales price was negotiated on an arms’ length basis.

Included in general and administrative expenses of the Successor are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amounts of $0.5 million and $0.9 million for the three months ended September 30, 2007 and the period from April 19 through September 30, 2007, respectively. Such amounts accrue at an annual rate of $2.0 million.

New Accounting Pronouncements

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

We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by credit agreements. Our amended and restated credit agreement in the U.K. requires us to enter into an interest rate swap for at least 50% of the amounts outstanding under the agreement, which we expect to do within the time frame required under the agreement. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime or LIBOR. At September 30, 2007, approximately $476.2 million of our outstanding debt was in fixed rate instruments and the remaining $585.0 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $5.9 million.

Our United Kingdom revenues are a significant portion of our total revenues. We are exposed to risks associated with operating internationally, including foreign currency exchange risk and taxes and regulatory changes. Our United Kingdom operations operate in a natural hedge to a large extent because both expenses and revenues are denominated in the local currency. Additionally, our borrowings in the United Kingdom are currently denominated in the local currency. Historically, the cash generated from our operations in the United Kingdom has been utilized within that country to finance development and acquisition activity as well as for repayment of debt denominated in the local currency. Accordingly, we have not generally utilized financial instruments to hedge our foreign currency exchange risk.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

The Company has reached an agreement in principle to settle the McMullen and Levy lawsuits, pursuant to which, among other things: (i) a non-opt-out settlement class that includes all persons or entities that held USPI common stock, either of record or beneficially, at any time between and including January 8, 2007, and the date of the closing of the merger (other than the defendants and their respective affiliates), will be certified; (ii) the claims of the plaintiffs, all members of the settlement class, and other holders of USPI stock will be dismissed, released and enjoined, as against all defendants and other named and described persons and entities; (iii) plaintiffs’ counsel will apply to the court for an agreed upon award of fees and expenses; (iv) certain additional disclosures were made as requested by the plaintiffs; and (v) as requested by plaintiffs, Welsh Carson agreed, in the event that a termination fee in excess of $32.5 million became payable by USPI pursuant to the terms of the merger agreement, to waive its right to receive the portion of the termination fee in excess of $32.5 million. The proposed settlement is subject to final approval by the court, which is scheduled for hearing in December 2007. If for any reason, the proposed settlement is not finally consummated, then plaintiffs could resume prosecution of the lawsuits, and additional lawsuits might be filed. Approximately $0.5 million has been accrued related to this claim at September 30, 2007.

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

Date: November 6, 2007

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