Form 10-K
period 2007-12-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2008-02-29
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission file No. 333-144337

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

None of the registrant’s common stock is held by non-affiliates.

As of February 28, 2008, 100 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

None.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
2007 ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believes”, “anticipates”, “expects”, “continues”, “will”, “may”, “should”, “estimates”, “intends”, “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness; general economic and business conditions, both nationally and internationally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into and retain managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the U.S. and the United Kingdom (U.K.); liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians, nurses, other health care professionals and other personnel; the availability of suitable acquisition and development opportunities and the length of time it takes to accomplish acquisitions and developments; our ability to integrate new and acquired businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks and uncertainties discussed in this Annual Report on Form 10-K. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

PART I

Item 1.	Business

General

United Surgical Partners International, Inc. (together with its subsidiaries, “we”, the “Company” or “USPI”) owns and operates short stay surgical facilities including surgery centers and surgical hospitals in the United States and the United Kingdom. We focus on providing high quality surgical facilities that meet the needs of patients, physicians and payors better than hospital-based and other outpatient surgical facilities. We believe that our facilities (1) enhance the quality of care and the healthcare experience of patients, (2) offer significant administrative, clinical and economic benefits to physicians, (3) offer a strategic approach for our health system partners to expand capacity and access within the markets they serve and (4) offer an efficient and low cost alternative to payors. We acquire and develop our facilities through the formation of strategic relationships with physicians and not-for-profit healthcare systems to better access and serve the communities in our markets. Our operating model is efficient and scalable, and we have adapted it to each of our markets. We believe that our acquisition and development strategy and operating model enable us to continue to grow by taking advantage of highly-fragmented markets and an increasing demand for short stay surgery.

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

Donald E. Steen, who is our chairman, formed USPI with the private equity firm Welsh, Carson, Anderson & Stowe in February 1998. As of December 31, 2007, we operated 155 facilities, consisting of 152 in the United States and three in the United Kingdom. Of the 152 U.S. facilities, 91 are jointly owned with major not-for-profit healthcare systems. Overall, as of December 31, 2007, we held ownership interests in 153 of the facilities and operated the remaining two under service and management contracts. Our revenues for calendar year 2007 were $651.5 million, up 13.4% from $574.6 million for 2006.

The Merger Transaction

USPI had publicly traded equity securities from June 2001 until April 2007. Pursuant to an Agreement and Plan of Merger (the “Merger”) dated as of January 7, 2007, with an affiliate of Welsh, Carson, Anderson & Stowe X, L.P. (“Welsh Carson”), we became a wholly owned subsidiary of USPI Holdings, Inc. on April 19, 2007. USPI Holdings, Inc. is a wholly owned subsidiary of USPI Group Holdings, Inc., which is owned by an investor group that includes affiliates of Welsh Carson, members of our management and other investors. As a result of the Merger, we no longer have publicly traded equity securities.

In this Form 10-K, we have reported our operating results and financial position for the period subsequent to the Merger date of April 19, 2007, as the “Successor Period” and all periods prior to April 19, 2007, as “Predecessor Periods.” For the purposes of presenting a comparison of our 2007 results to our 2006 results, we have presented our 2007 results as the sum of our operating results from the Predecessor Period from January 1, 2007 through April 18, 2007 and our operating results for the Successor Period from April 19, 2007 to December 31, 2007. We believe that this presentation provides the most meaningful information about our operating results. This approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis. Even on a combined basis, our results of operations for the year ended December 31, 2007 is neither comparable with prior periods nor indicative of results to be expected in future periods given our incurrence of Merger-related expenses and indebtedness in 2007.

Available Information

We file annual, quarterly and current reports with the Securities and Exchange Commission. You may read and copy any document that we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. You may also call the Securities and Exchange Commission at 1-800-SEC-0330 for information on the operation of the public reference room. Our SEC filings are also available to you free of charge at the SEC’s web site at http://www.sec.gov. We also maintain a web site at http://www.unitedsurgical.com that includes links to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports are available on our website without charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We post our financial code of ethics applicable to senior financial officers on our web site. Information on our web site is not deemed incorporated by reference into this Form 10-K.

Industry Background

We believe many physicians prefer surgery centers and surgical hospitals over general acute care hospitals. We believe that this is due to the elective nature of the procedures performed at our surgery centers and surgical hospitals, which allows physicians to schedule their time more efficiently and therefore increase the number of surgeries they can perform in a given amount of time. In addition, outpatient facilities usually provide physicians with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases. While surgery centers and surgical hospitals generally perform scheduled surgeries, acute care hospitals and national health service facilities generally provide a broad range of services, including high priority and emergency procedures. Medical emergencies often demand the unplanned use of operating rooms and result in the postponement or delay of scheduled surgeries, disrupting physicians’ practices and inconveniencing patients. Surgery centers and surgical hospitals in the United States and the United Kingdom are designed to improve physician work environments and improve physician efficiency. In addition, many physicians choose to perform surgery in facilities like ours because their patients prefer the comfort of a less institutional atmosphere and the convenience of simplified admissions and discharge procedures.

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

In addition to these technological and other clinical advancements, a changing payor environment has contributed to the rapid growth in outpatient surgery in recent years. Government programs, private insurance companies, managed care organizations and self-insured employers have implemented cost containment measures to limit increases in healthcare expenditures, including procedure reimbursement. These cost containment measures have contributed to the significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective alternate sites, including surgery centers. We believe that surgery performed at a surgery center is generally less expensive than hospital-based outpatient surgery because of lower facility development costs, more efficient staffing and space utilization and a specialized operating environment focused on quality of care and cost containment.

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

United Kingdom

The United Kingdom provides government-funded healthcare to all of its residents through a national health service. However, due to funding and capacity limitations, the demand for healthcare services exceeds the public system’s capacity. In response to these shortfalls, private healthcare networks and private insurance companies have developed in the United Kingdom. Approximately 12% of the U.K. population has private insurance to cover elective surgical procedures, and another rapidly growing segment of the population pays for elective procedures from personal funds. For the combined year ended December 31, 2007, in the United Kingdom, we derived approximately 60% of our revenues from private insurance, approximately 39% from self-pay patients, who typically arrange for payment prior to surgery being performed, and approximately 1% from government payors.

Our Business Strategy

Our goal is to steadily increase our revenues and cash flows. The key elements of our business strategy are to:

•	attract and retain top quality surgeons and other physicians;

•	expand our presence in existing markets;

•	pursue strategic relationships with not-for-profit healthcare systems;

•	expand selectively in new markets; and

•	enhance operating efficiencies.

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

Expand our presence in existing markets

Our primary strategy is to grow selectively in markets in which we already operate facilities. We believe that selective acquisitions and development of new facilities in existing markets allow us to leverage our existing knowledge of these markets and to improve operating efficiencies. In particular, our experience has been that newly developed facilities in markets where we already have a presence and a not-for-profit hospital partner are the best use of our invested capital.

Expand selectively in new markets

We may continue to enter targeted markets by acquiring and developing surgical facilities. In the United States, we expect to do this primarily in conjunction with a local not-for-profit healthcare system or hospital. We typically target the acquisition or development of multi-specialty centers that perform high volume, non-emergency, lower risk procedures requiring lower capital and operating costs than hospitals. In addition, we will also consider the acquisition of multi-facility companies.

In determining whether to enter a new market, we examine numerous criteria, including:

•	the potential to achieve strong increases in revenues and cash flows;

•	whether the physicians, healthcare systems and payors in the market are receptive to surgery centers and/or surgical hospitals;

•	the demographics of the market;

•	the number of surgical facilities in the market;

•	the number and nature of outpatient surgical procedures performed in the market;

•	the case mix of the facilities to be acquired or developed;

•	whether the facility is or will be well-positioned to negotiate agreements with insurers and other payors; and

•	licensing and other regulatory considerations.

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

Recent Developments

In January 2008, we and a hospital partner acquired an ownership interest in a facility in Knoxville, Tennessee. Also in January 2008, we opened a new facility in Cleveland, Ohio and completed the conversion of one of our surgery centers into a surgical hospital. In February 2008, we opened a surgery center in San Diego, California with a hospital partner.

Operations

Operations in the United States

Our operations in the United States consist primarily of our ownership and management of surgery centers. As of December 31, 2007, we have ownership interests in 138 surgery centers and 12 surgical hospitals and operate, through a long-term service agreement, two additional surgery centers. We also own interests in and expect to operate eight more surgery centers that are currently under construction and have two projects under development, and numerous other potential projects in various stages of consideration, which may result in our adding additional facilities during 2008. Six of the eight facilities under construction, and both of the projects in the earlier stages of development, include a not-for-profit hospital partner. Three of the facilities have opened since December 31, 2007. Approximately 6,300 physicians have privileges to use our facilities. Our surgery centers are licensed outpatient surgery centers, and our surgical hospitals are licensed as hospitals. Each of our facilities is generally equipped and staffed for multiple surgical specialties and located in freestanding buildings or medical office buildings. Our average surgery center has approximately 12,000 square feet of space with four operating rooms, as well as ancillary areas for preparation, recovery, reception and administration. Our surgery center facilities range from a 4,000 square foot, one operating room facility to a 39,000 square foot, nine operating room facility. Our surgery centers are normally open weekdays from 7:00 a.m. to approximately 5:00 p.m. or until the last patient is discharged. We estimate that a surgery center with four operating rooms can accommodate up to 6,000 procedures per year. Our surgical hospitals average 50,000 square feet of space with six operating rooms, ranging in size from 18,000 to 156,000 square feet and having from four to eleven operating rooms.

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

All but two of our U.S. surgical facilities are accredited by either the Joint Commission on Accreditation of Healthcare Organizations or by the Accreditation Association for Ambulatory Healthcare or are in the process of applying for such accreditation. We believe that accreditation is the quality benchmark for managed care organizations. Many managed care organizations will not contract with a facility until it is accredited. We believe that our historical performance in the accreditation process reflects our commitment to providing high quality care in our surgical facilities.

Generally, our surgical facilities are limited partnerships, limited liability partnerships or limited liability companies in which ownership interests are also held by local physicians who are on the medical staff of the centers. Our ownership interests in the facilities range from 9% to 86%. Our partnership and limited liability company agreements typically provide for the monthly or quarterly pro rata distribution of cash equal to net profits from operations, less amounts held in reserve for expenses and working capital. Our facilities derive their operating cash flow by collecting a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. Our billing systems estimate revenue and generate contractual adjustments based on a fee schedule for over 80% of the total cases performed at our facilities. For the remaining cases, the contractual allowance is estimated based on the historical collection percentages of each facility by payor group. The historical collection percentage is updated quarterly for each facility. We estimate each patient’s financial obligation prior to the date of service. We request payment of that obligation at the time of service. Any amounts not collected at the time of service are subject to our normal collection and reserve policy. We also have a management agreement with each of the facilities under which we provide day-to-day management services for a management fee that is typically a percentage of the net revenues of the facility.

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

Strategic Relationships

A key element of our business strategy is to pursue strategic relationships with not-for-profit healthcare systems (hospital partners) in selected markets. Of our 152 U.S. facilities, 91 are jointly-owned with not-for-profit healthcare systems. Our strategy involves developing these relationships in three primary ways. One way is by adding new facilities in existing markets with our existing hospital partners. An example of this is our relationship with the Baylor Health Care System in Dallas, Texas. Our joint ventures with Baylor own a network of 25 operational surgical facilities that serve the approximately six million people in the Dallas / Fort Worth area. These joint ventures have added new facilities each year since their inception in 1999, including two during 2007. Another good example of a growing single-market relationship is our network of facilities in Houston, Texas with Memorial Herrmann Healthcare System, with whom we opened our first facility in 2003 and with whom we now operate twelve facilities, including four added during 2007.

Another way we develop these relationships is through expansion into new markets, both with existing hospital partners and with new partners. An example of this strategy with an existing partner is our expansion into new markets with Ascension Health, with whom we initially owned a single facility in Nashville, Tennessee. While our relationship with Ascension has expanded to six facilities in the Middle Tennessee region, we have also added facilities in three other states in partnership with Ascension, bringing our total to ten facilities with this partner, two of which opened in 2007. Similarly, with Catholic Healthcare West (CHW) we began with one facility, which was in a suburb of Las Vegas, Nevada. This relationship has expanded to include an additional eight facilities, spread among four California cities and the Phoenix, Arizona market, including one that opened in 2007. We are constructing an additional facility with CHW in suburban Las Vegas, which is scheduled to open in 2008. We also continue to grow our relationship with Bon Secours Health System, where we now operate five facilities in four different Virginia cities, having added two during 2007.

A third way we develop our strategic relationships with not-for-profit healthcare systems is through the contribution of our ownership interests in existing facilities to a joint venture relationship. For example, during 2007, we added a hospital partner, CHRISTUS Spohn, to two of our facilities in Corpus Christi, Texas. We expect to add a not-for-profit hospital partner in the future to some of the remaining 61 facilities that do not yet have such a partner.

Operations in the United Kingdom

We operate three hospitals in greater London. We acquired Parkside Hospital and Holly House Hospital in 2000 and Highgate Hospital in 2003. Parkside Hospital, located in Wimbledon, a suburb southwest of London, has 70 registered acute care beds, including four high dependency beds and four operating theatres, one of which is a dedicated endoscopy suite and an outpatient surgery unit. Parkside also has its own on-site pathology laboratory which provides services to the on-site cancer treatment center. The imaging department, which has been extensively upgraded in the past three years, has an MRI scanner, CT scanner, and two X-ray screening rooms, plus mammography, dental and ultrasound services available. Approximately 490 surgeons, anesthesiologists, and physicians have admitting privileges to the hospital. Parkside’s key specialties include orthopedics, oncology, gynecology, neurosurgery, ear-nose-throat, endoscopy and general surgery.

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

Holly House Hospital, located in a suburb northeast of London near Essex, has 55 registered acute care beds, including the ability to provide high dependency care. The hospital has three operating theatres and its own on-site pathology laboratory and pharmacy. A diagnostic suite houses MRI and CT scanners, X-ray screening rooms, mammography, ultrasound, and other imaging services. Over 265 surgeons, anesthesiologists, and physicians have admitting privileges at the hospital, and there are well-established orthopedic, cosmetic, in vitro fertilization, and general surgery practices.

Highgate Hospital is a 32 bed acute care hospital located in the affluent Highgate area of London. The hospital has an established cosmetic surgery business and additional practices including endoscopy and general surgery. Over 170 surgeons, anesthesiologists, and physicians have admitting privileges at the hospital.

Case Mix

The following table sets forth the percentage of our revenues determined based on internally reported case volume from our U.S. facilities and internally reported revenue from our U.K. facilities for the combined year ended December 31, 2007 from each of the following specialties:

Specialty	U.S.	U.K.

Orthopedic	20%	23%
Pain management	20	2
Gynecology	4	11 (1)
General surgery	5	17
Ear, nose and throat	8	2
Gastrointestinal	17	2
Cosmetic surgery	4	20
Ophthalmology	11	2
Other	11	21

Total	100%	100%

(1)	Also includes in vitro fertilization.

Payor Mix

The following table sets forth the percentage of our revenues determined based on internally reported case volume from our U.S. surgical facilities and internally reported revenue from our U.K. facilities for the combined year ended December 31, 2007 from each of the following payors:

Payor	U.S.	U.K.

Private insurance	66%	60%
Self-pay	3	39
Government	27 (1)	1
Other	4	—

Total	100%	100%

(1)	Based solely on case volume. Because government payors typically pay less than private insurance, the percentage of our U.S. revenue attributable to government payors is approximately 11% for Medicare and 1% for Medicaid.

The following table sets forth information relating to the not-for-profit healthcare systems with which we were affiliated as of December 31, 2007:

		Number of
		Facilities
	Healthcare System’s	Operated
Healthcare System	Geographical Focus	with USPI

Single Market Systems:
Baylor Health Care System	Dallas/Fort Worth, Texas	25
Covenant Health:	Eastern Tennessee	1
Fort Sanders Parkwest Medical Center	Knoxville, Tennessee
Evanston Northwestern Healthcare	Chicago, Illinois	4
INTEGRIS Health	Oklahoma	3
McLaren Health Care Corporation	Michigan	4
Memorial Hermann Healthcare System	Houston, Texas	12

Number of
Facilities
	Healthcare System’s	Operated
Healthcare System	Geographical Focus	with USPI

Meridian Health System	New Jersey	5
Mountain States Health Alliance:	Northeast Tennessee	1
Johnson City Medical Center	Johnson City, Tennessee
North Kansas City Hospital	Kansas City, Missouri	2
Sarasota Memorial Hospital	Sarasota, Florida	1
Scripps Health	San Diego, California(f)
Multi-Market Systems:
Adventist Health System:	10 states(a)	2
Adventist Hinsdale Hospital	Hinsdale, Illinois
Huguley Memorial Medical Center	Fort Worth, Texas
Ascension Health:	18 states and D.C.(b)	10
Carondelet Health System (1 facility)	Blue Springs, Missouri
St. Thomas Health Services System (6 facilities)	Middle Tennessee
St. Vincent Health (1 facility)	Indiana
Seton Healthcare Network (2 facilities)	Austin, Texas
Bon Secours Health System:	Eight states(c)	5
Bon Secours Health Center at Virginia Beach	Virginia Beach, Virginia
Mary Immaculate Hospital	Newport News, Virginia
Maryview Medical Center	Suffolk, Virginia
Memorial Regional Medical Center	Richmond, Virginia
St. Mary’s Hospital	Richmond, Virginia
Catholic Healthcare West:	California, Arizona, Nevada	9
Mercy Hospital of Folsom (1 facility)	Sacramento, California
Mercy San Juan Medical Center (1 facility)	Roseville, California
San Gabriel Valley Medical Center (1 facility)	San Gabriel, California
St. John’s Regional Medical Center (1 facility)	Oxnard, California
St. Joseph’s Hospital and Medical Center (2 facilities) and Arizona Orthopedic Surgical Hospital (2 facilities)	Phoenix, Arizona
St. Rose Dominican Hospital (1 facility)	Henderson, Nevada
CHRISTUS Health:	Seven states(d)	5
CHRISTUS Health Central Louisiana (1 facility)	Alexandria, Louisiana
CHRISTUS Santa Rosa Health Corporation (2 facilities)	San Antonio, Texas
CHRISTUS Spohn Health System (2 facilities)	Corpus Christi, Texas
Providence Health System:	Five western states(e)	2
Providence Holy Cross Health Center	Santa Clarita, California
Providence Holy Cross Medical Center	Mission Hills, California

Totals		91

(a)	Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, North Carolina, Tennessee, Texas and Wisconsin.

(b)	Alabama, Arkansas, Arizona, Connecticut, District of Columbia, Florida, Idaho, Illinois, Indiana, Louisiana, Maryland, Michigan, Missouri, New York, Pennsylvania, Tennessee, Texas, Washington, and Wisconsin.

(c)	Florida, Kentucky, Maryland, Michigan, New York, Pennsylvania, South Carolina, and Virginia.

(d)	Arkansas, Georgia, Louisiana, Missouri, Oklahoma, Texas, and Utah.

(e)	Alaska, California, Montana, Oregon, and Washington.

(f)	We opened our first facility in partnership with Scripps Health in January 2008.

Facilities

The following table sets forth information relating to the facilities that we operated as of December 31, 2007:

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
Facility		Affiliation		Rooms	USPI

	United States
	Atlanta
	East West Surgery Center, Austell, Georgia	9/1/00	(2)	3	53%
	Lawrenceville Surgery Center, Lawrenceville, Georgia	8/1/01		2	15
	Northwest Georgia Surgery Center, Marietta, Georgia	11/1/00	(2)	3	15
	Orthopaedic South Surgical Center, Morrow, Georgia	11/28/03		2	15
	Resurgens Surgical Center, Atlanta, Georgia	10/1/98	(2)	4	48
	Roswell Surgery Center, Roswell, Georgia	10/1/00	(2)	3	15
	Austin
*	Cedar Park Surgery Center, Cedar Park, Texas	11/22/05		2	26
*	Northwest Surgery Center, Austin, Texas(1)	5/30/07		7	31
	Texan Surgery Center, Austin, Texas	6/1/03		3	60
	Chicago
*	Hinsdale Surgical Center, Hinsdale, Illinois	5/1/06		4	22
*	Same Day Surgery 25 East, Chicago, Illinois	10/15/04		4	46
*	Same Day Surgery Elmwood Park, Elmwood Park, Illinois	10/15/04		3	38
*	Same Day Surgery North Shore, Evanston, Illinois	10/15/04		2	44
*	Same Day Surgery River North, Chicago, Illinois	10/15/04		4	34
	Cleveland
	Northeast Ohio Surgery Center, Cleveland, Ohio	4/19/06	(5)	3	49
	The Surgery Center, Middleburg Heights, Ohio(1)	6/19/02		7	74
	Corpus Christi
*	Corpus Christi Outpatient Surgery Center, Corpus Christi, Texas(1)	5/1/02		5	31
*	Shoreline Surgery Center, Corpus Christi, Texas	7/1/06		4	26
	Dallas/Fort Worth
*	Baylor Medical Center at Frisco, Frisco, Texas(3)	9/30/02		11	25
*	Baylor Surgicare, Dallas, Texas(1)	6/1/99		6	31
*	Baylor Surgicare at Denton, Denton, Texas(1)	2/1/99		4	27
*	Baylor Surgicare at Garland, Garland, Texas	2/1/99		4	35
*	Baylor Surgicare at Grapevine, Grapevine, Texas	2/16/02		4	28
*	Baylor Surgicare at Lewisville, Lewisville, Texas(1)	9/16/02		6	36
*	Baylor Surgicare at North Garland, Garland, Texas	5/1/05		6	26
*	Baylor Surgicare at Trophy Club, Trophy Club, Texas(3)	5/3/04		6	32
*	Bellaire Surgery Center, Fort Worth, Texas	10/15/02		4	25
*	Day Surgery Center of North Texas, Plano, Texas	10/1/07		1	30
*	Doctor’s Surgery Center at Huguley, Burleson, Texas	2/14/06		3	19
*	Heath Surgicare, Rockwall, Texas(1)	11/1/04		3	25
*	Irving-Coppell Surgical Hospital, Irving, Texas(3)	10/20/03		5	9
*	Mary Shiels Hospital, Dallas, Texas(3)	4/1/03		5	31

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
Facility		Affiliation		Rooms	USPI

*	Medical Centre Surgical Hospital, Fort Worth, Texas(3)	12/18/98		8	30
*	Metroplex Surgicare, Bedford, Texas(1)	12/18/98		5	43
*	North Central Surgery Center, Dallas, Texas	12/12/05		5	16
*	North Texas Surgery Center, Dallas, Texas(1)	12/18/98		4	44
*	Park Cities Surgery Center, Dallas, Texas(1)	6/9/03		4	41
*	Physicians Day Surgery Center, Dallas, Texas	10/12/00		4	31
*	Physicians Surgical Center of Fort Worth, Fort Worth, Texas	7/13/04		4	26
*	Physicians Surgical Center of Fort Worth — Campus II, Fort Worth, Texas	5/1/07		2	26
*	Rockwall Surgery Center, Rockwall, Texas	09/1/06		3	39
*	Surgery Center of Arlington, Arlington, Texas(1)	2/1/99		6	29
*	Texas Surgery Center, Dallas, Texas(1)	6/1/99		4	31
*	Valley View Surgery Center, Dallas, Texas	12/18/98		4	32
	Houston
*	Doctors Outpatient Surgicenter, Pasadena, Texas(1)	9/1/99		5	41
*	KSF Orthopaedic Surgery Center, Houston, Texas(1)	5/1/07		3	48
*	Memorial Hermann Specialty Hospital Kingwood, Kingwood, Texas(3)	9/1/07		6	30
*	Memorial Hermann Surgery Center — Katy, Katy, Texas(1)	1/19/07		4	10
*	Memorial Hermann Surgery Center — Northwest, Houston, Texas(1)	9/1/04		5	11
*	Memorial Hermann Surgery Center — Southwest, Houston, Texas(1)	9/21/06		6	10
*	Memorial Hermann Surgery Center — Sugar Land, Sugar Land, Texas(1)	9/21/06		4	14
*	Memorial Hermann Surgery Center — Texas Medical Center, Houston, Texas(1)	1/17/07		5	11
*	Memorial Hermann Surgery Center — The Woodlands, The Woodlands, Texas	8/9/05		4	11
	Northwest Surgery Center, Houston, Texas	4/19/06	(5)	5	49
*	Sugar Land Surgical Hospital, Sugar Land, Texas(3)	12/28/02		4	13
*	TOPS Surgical Specialty Hospital, Houston, Texas(3)	7/1/99		7	41
*	United Surgery Center — Southeast, Houston, Texas(1)	9/1/99		3	35
	West Houston Ambulatory Surgical Associates, Houston, Texas	4/19/06	(5)	5	51
	Kansas City
*	Briarcliff Surgery Center, Kansas City, Missouri	6/1/05		2	29
	Creekwood Surgery Center, Kansas City, Missouri(1)	7/29/98		4	49
*	Liberty Surgery Center, Liberty, Missouri	6/1/05		2	30
*	Saint Mary’s Surgical Center, Blue Springs, Missouri	5/1/05		4	21
	Lansing
*	Genesis Surgery Center, Lansing, Michigan	11/1/06		4	22
*	Lansing Surgery Center, Lansing, Michigan	11/1/06		4	22
	Los Angeles
	Coast Surgery Center of South Bay, Torrance, California(1)	12/18/01		3	61
	Pacific Endo-Surgical Center, Torrance, California	8/1/03		1	61
*	San Fernando Valley Surgery Center, Mission Hills, California	11/1/04		4	33
*	San Gabriel Ambulatory Surgery Center, San Gabriel, California	4/1/05		3	41
	San Gabriel Valley Surgical Center, West Covina, California	11/16/01		3	52
*	Santa Clarita Ambulatory Surgery Center, Santa Clarita, California(1)	3/7/06		3	36
	The Center for Ambulatory Surgical Treatment, Los Angeles, California(1)	11/14/02		4	49
	Nashville
*	Baptist Ambulatory Surgery Center, Nashville, Tennessee	3/1/98	(2)	6	22
*	Baptist Plaza Surgicare, Nashville, Tennessee	12/3/03		9	21

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
Facility		Affiliation		Rooms	USPI

*	Middle Tennessee Ambulatory Surgery Center, Murfreesboro, Tennessee	7/29/98		4	40
*	Northridge Surgery Center, Nashville, Tennessee	4/19/06	(5)	5	32
*	Physicians Pavilion Surgery Center, Smyrna, Tennessee	7/29/98		4	47
*	Saint Thomas Surgicare, Nashville, Tennessee	7/15/02		5	20
	New Jersey
*	Central Jersey Surgery Center, Eatontown, New Jersey	11/1/04		3	39
*	Northern Monmouth Regional Surgery Center, Manalapan, New Jersey	7/10/06		4	30
	Robert Wood Johnson Surgery Center, East Brunswick, New Jersey	6/26/02		5	16
*	Shore Outpatient Surgicenter, Lakewood, New Jersey	11/1/04		3	56
*	Shrewsbury Surgery Center, Shrewsbury, New Jersey	4/1/99		4	14
	Suburban Endoscopy Services, Verona, New Jersey	4/19/06	(5)	2	51
*	Toms River Surgery Center, Toms River, New Jersey	3/15/02		4	20
	Oklahoma City
*	Oklahoma Center for Orthopedic MultiSpecialty Surgery, Oklahoma City,
	Oklahoma(3)	8/2/04		4	23
*	Southwest Orthopaedic Ambulatory Surgery Center, Oklahoma City, Oklahoma	8/2/04		2	23
*	Specialists Surgery Center, Oklahoma City, Oklahoma(1)	3/27/02		3	25
	Phoenix
*	Arizona Orthopedic Surgical Hospital, Chandler, Arizona(3)	5/19/04		6	34
*	Desert Ridge Outpatient Surgery Center, Phoenix, Arizona	3/30/07		4	29
	Metro Surgery Center, Phoenix, Arizona	4/19/06	(5)	4	75
	Physicians Surgery Center of Tempe, Tempe, Arizona	4/19/06	(5)	2	10
*	St. Joseph’s Outpatient Surgery Center, Phoenix, Arizona(1)	9/2/03		8	31
	Surgery Center of Peoria, Peoria, Arizona	4/19/06	(5)	3	55
	Surgery Center of Scottsdale, Scottsdale, Arizona	4/19/06	(5)	4	56
	Surgery Center of Gilbert, Gilbert, Arizona	4/19/06	(5)	3	21
*	Warner Outpatient Surgery Center, Chandler, Arizona	7/1/99		4	24
	Richmond
*	Memorial Ambulatory Surgery Center, Mechanicsville, Virginia	12/30/05		5	47
*	St. Mary’s Ambulatory Surgery Center, Richmond, Virginia	11/29/06		4	20
	Sacramento
*	Folsom Outpatient Surgery Center, Folsom, California	6/1/05		2	33
*	Roseville Surgery Center, Roseville, California	7/1/06		2	30
	San Antonio
*	Alamo Heights Surgery Center, San Antonio, Texas(1)	12/1/04		3	58
*	CHRISTUS Santa Rosa Surgery Center, San Antonio, Texas(1)	5/3/04		5	31
	San Antonio Endoscopy Center, San Antonio, Texas	5/1/05		1	54
	St. Louis
	Advanced Surgical Care, Creve Coeur, Missouri(1)	1/1/06		2	66
	Chesterfield Surgery Center, Chesterfield, Missouri(1)	1/1/06		2	66
	Frontenac Surgery and Spine Care Center, Frontenac, Missouri(1)	5/1/07		2	33
	Manchester Surgery Center, St. Louis, Missouri	2/1/07		3	33
	Mason Ridge Surgery Center, St. Louis, Missouri(1)	2/1/07		2	32
	Mid Rivers Surgery Center, Saint Peters, Missouri	1/1/06		2	67
	Olive Surgery Center, St. Louis, Missouri	1/1/06		2	64
	Riverside Ambulatory Surgery Center, Florissant, Missouri	8/1/06		2	33

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
Facility		Affiliation		Rooms	USPI

	Sunset Hills Surgery Center, St. Louis, Missouri	1/1/06		2	66
	The Ambulatory Surgical Center of St. Louis, Bridgeton, Missouri	8/1/06		2	33
	Webster Surgery Center, Webster Groves, Missouri	3/1/07		2	32
	Additional Markets
	Austintown Ambulatory Surgery Center, Austintown, Ohio	4/12/02		5	65
	Beaumont Surgical Affiliates, Beaumont, Texas(1)	4/19/06	(5)	6	49
*	Bon Secours Surgery Center at Harbour View, Suffolk, Virginia	11/12/07		6	19
*	Bon Secours Surgery Center at Virginia Beach, Virginia Beach, Virginia	5/30/07		2	30
*	Cape Surgery Center, Sarasota, Florida	10/18/04		6	45
	Chico Surgery Center, Chico, California	4/19/06	(5)	3	60
*	CHRISTUS Cabrini Surgery Center, Alexandria, Louisiana	6/22/07		4	25
	Court Street Surgery Center, Redding, California	4/19/06	(5)	2	56
	Day-Op Center of Long Island, Mineola, New York(4)	12/4/98		4	—
	Destin Surgery Center, Destin, Florida	9/25/02		2	32
	Great Plains Surgery Center, Lawton, Oklahoma	4/19/06	(5)	2	49
	Greater Baton Rouge Surgical Hospital, Baton Rouge, Louisiana(3)	10/11/05		4	30
	Idaho Surgery Center, Caldwell, Idaho	4/19/06	(5)	3	19
	Las Cruces Surgical Center, Las Cruces, New Mexico	2/1/01		3	50
	Manitowoc Surgery Center, Manitowoc, Wisconsin	12/18/06	(5)	2	30
*	Mary Immaculate Ambulatory Surgical Center, Newport News, Virginia	7/19/04		3	18
*	McLaren ASC of Flint, Flint, Michigan	8/2/07		4	44
*	Mountain Empire Surgery Center, Johnson City, Tennessee	2/20/00	(2)	4	18
	New Horizons Surgery Center, Marion, Ohio	4/19/06	(5)	2	10
	New Mexico Orthopaedic Surgery Center, Albuquerque, New Mexico	2/29/00	(2)	6	51
*	Parkway Surgery Center, Henderson (Las Vegas), Nevada	8/3/98		5	36
*	Parkwest Surgery Center, Knoxville, Tennessee	7/26/01		5	22
	Reading Surgery Center, Spring Township, Pennsylvania	7/1/04		3	57
	Redding Surgery Center, Redding, California	4/19/06	(5)	2	56
	Redmond Surgery Center, Redmond, Oregon	4/19/06	(5)	2	65
*	Saint John’s Outpatient Surgery Center, Oxnard, California	12/5/05		4	34
	Surgi-Center of Central Virginia, Fredericksburg, Virginia	11/29/01		4	79
	Surgery Center of Canfield, Canfield, Ohio(1)	4/19/06	(5)	3	22
	Surgery Center of Columbia, Columbia, Missouri(1)	8/1/06		2	30
	Surgery Center of Fort Lauderdale, Fort Lauderdale, Florida	11/1/04		4	61
	Templeton Surgery Center, Templeton, California	1/20/07		2	65
*	Terre Haute Surgical Center, Terre Haute, Indiana	12/19/07		2	36
	Teton Outpatient Services, Jackson, Wyoming(1)	8/1/98	(2)	2	49
	Tri-City Orthopaedic Center, Richland, Washington(4)	4/19/06	(5)	2	—
	Tulsa Outpatient Surgery Center, Tulsa, Oklahoma	11/1/04		4	30
	University Surgical Center, Winter Park, Florida	10/15/98		3	40
*	Utica Surgery and Endoscopy Center, Utica, Michigan	4/1/07		3	32
	Victoria Ambulatory Surgery Center, Victoria, Texas	4/19/06	(5)	2	59
	United Kingdom
	Parkside Hospital, Wimbledon	4/6/00		4	100
	Holly House Hospital, Essex	4/6/00		3	100
	Highgate Private Clinic, Highgate	4/29/03		3	100

*	Facilities jointly owned with not-for-profit hospital systems.

(1)	Certain of our surgery centers are licensed and equipped to accommodate 23-hour stays.

(2)	Indicates date of acquisition by OrthoLink Physician Corporation. We acquired OrthoLink in February 2001.

(3)	Surgical hospitals, all of which are licensed and equipped for overnight stays.

(4)	Operated through a consulting and administrative agreement.

(5)	Indicates the date of our acquisition of Surgis

We lease the majority of the facilities where our various surgery centers and surgical hospitals conduct their operations. Our leases have initial terms ranging from one to twenty years and most of the leases contain options to extend the lease period, in some cases for up to ten additional years.

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

Acquisitions and Development

In January 2008, we and a hospital partner acquired an ownership interest in a facility in Knoxville, Tennessee, and we opened a new facility in Cleveland, Ohio. Also in January 2008, we completed the conversion of one of our surgery centers into a surgical hospital. In February 2008, we opened a surgery center in San Diego, California with a not-for-profit hospital partner.

The following table sets forth information relating to facilities that are currently under construction:

			Expected		Number of
	Hospital		Opening		Operating
Facility Location	Partner	Type	Date		Rooms

Cleveland, Ohio	—	Surgery Center	1Q08	(1)	2
Dallas, Texas	Baylor	Surgical Hospital	1Q08	(1)	5
Orlando, Florida	—	Surgery Center	1Q08		3
San Diego, California	Scripps	Surgery Center	1Q08	(2)	3
Chicago, Illinois	ENH	Surgery Center	Q208		3
Murfreesboro, Tennessee	Ascension	Surgery Center	Q208		6
San Martin (Las Vegas), Nevada	CHW	Surgery Center	Q208		4
Clarkston (Detroit), Michigan	McLaren	Surgery Center	Q109		4

(1)	Opened in January 2008

(2)	Opened in February 2008

We also have two additional projects under development, both of which involve a hospital partner. It is possible that some of these projects, as well as other projects which are in various stages of negotiation with both current and prospective joint venture partners, will result in our operating additional facilities sometime in 2008. While our history suggests that many of these projects will culminate with the opening of a profitable surgical facility, we can provide no assurance that any of these projects will reach that stage or will be successful thereafter.

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

Competition

In all of our markets, our facilities compete with other providers, including major acute care hospitals and other surgery centers. Hospitals have various competitive advantages over us, including their established managed care contracts, community position, physician loyalty and geographical convenience for physicians’ inpatient and outpatient practices. However, we believe that, in comparison to hospitals with which we compete, our surgery centers and surgical hospitals compete favorably on the basis of cost, quality, efficiency and responsiveness to physician needs in a more comfortable environment for the patient.

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

There are several companies, both public and private, that acquire and develop freestanding multi-specialty surgery centers and surgical hospitals. Some of these competitors have greater resources than we do. The principal competitive factors that affect our ability and the ability of our competitors to acquire surgery centers and surgical hospitals are price, experience, reputation and access to capital. Further, in the United States many physician groups develop surgery centers without a corporate partner, and this presents a competitive threat to the Company.

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

Employees

As of December 31, 2007, we employed approximately 6,200 people, 5,500 of whom are full-time employees and 700 of whom are part-time employees. Of these employees, we employ approximately 5,400 in the United States and 800 in the United Kingdom. The physicians that affiliate with us and use our facilities are not our employees. However, we generally offer the physicians the opportunity to purchase equity interests in the facilities they use.

Professional and General Liability Insurance

In the United States, we maintain professional liability insurance that provides coverage on a claims made basis of $1.0 million per incident and $12.0 million in annual aggregate amount with retroactive provisions upon policy renewal. We also maintain general liability insurance coverage of $1.0 million per occurrence and $12.0 million in annual aggregate amount, as well as business interruption insurance and property damage insurance. In addition, we maintain umbrella liability insurance in the aggregate amount of $35.0 million. The governing documents of each of our surgical facilities require physicians who conduct surgical procedures at those facilities to maintain stated amounts of insurance. In the United Kingdom, we maintain general public insurance in the amount of £5.0 million, malpractice insurance in the amount of £3.0 million and property and business interruption insurance. Our insurance policies are generally subject to annual renewals. We believe that we will be able to renew current policies or otherwise obtain comparable insurance coverage at reasonable rates. However, we have no control over the insurance markets and can provide no assurance that we will economically be able to maintain insurance similar to our current policies.

Government Regulation

United States

General

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

Every state imposes licensing and other requirements on healthcare facilities. In addition, many states require regulatory approval, including certificates of need, before establishing or expanding various types of healthcare facilities, including ambulatory surgery centers and surgical hospitals, offering services or making capital expenditures in excess of statutory thresholds for healthcare equipment, facilities or programs. In addition, the federal Medicare program imposes additional conditions for coverage and payment rules for services furnished to Medicare beneficiaries. We may become subject to additional regulations as we expand our existing operations and enter new markets.

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

Licensure and certificate-of-need regulations

Capital expenditures for the construction of new facilities, the addition of capacity or the acquisition of existing facilities may be reviewable by state regulators under statutory schemes that are sometimes referred to as certificate of need laws. States with certificate of need laws place limits on the construction and acquisition of healthcare facilities and the expansion of existing facilities and services. In these states, approvals are required for capital expenditures exceeding certain specified amounts and that involve certain facilities or services, including ambulatory surgery centers and hospitals.

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

Our U.S. healthcare facilities receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc., nationwide commissions which establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. Generally, our healthcare facilities must be in operation for at least six months before they are eligible for accreditation. As of December 31, 2007, all but two of our eligible healthcare facilities had been accredited by either the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc. or are in the process of applying for such accreditation. Many managed care companies and third-party payors require our facilities to be accredited in order to be considered a participating provider under their health plans.

Medicare and Medicaid Participation in Short Stay Surgical Facilities

Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 or older or who are disabled. Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low income persons. Each state Medicaid program has the option to determine coverage for ambulatory surgery center services and to determine payment rates for those services. All of the states in which we currently operate cover Medicaid short stay surgical facility services; however, these states may not continue to cover short stay surgical facility services and states into which we expand our operations may not cover or continue to cover short stay surgical facility services.

Medicare payments for procedures performed at short stay surgical facilities are not based on costs or reasonable charges. Instead, Medicare prospectively determines fixed payment amounts for procedures performed at short stay surgical facilities. These amounts are adjusted for regional wage variations. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the combined year ended December 31, 2007, and the years ended December 31, 2006 and 2005, 27%, 28%, and 28%, respectively, of our domestic case volumes were attributable to Medicare and Medicaid payments, although the percentage of our overall revenues these cases represent is significantly less because government payors typically pay less than private insurers. For example, approximately 11% and 1% of our combined 2007 domestic patient service revenues were contributed by Medicare and Medicaid, respectively, despite those cases representing a total of 27% of our domestic case volume.

In order to participate in the Medicare program, our surgical hospitals must satisfy a set of regulations known as “conditions of participation.” Each hospital can meet this requirement through accreditation with the Joint Commission on Accreditation of Healthcare Organizations or other CMS-approved accreditation organizations, or through direct surveys at the direction of CMS. All of our short stay surgical facilities in the United States are certified or, with respect to newly acquired or developed facilities, are awaiting certification to participate in the Medicare program. We have established ongoing quality assurance activities to monitor and ensure our facilities’ compliance with these conditions of participation. Any failure by a hospital to maintain compliance with these conditions of participation as determined by a survey could result in the loss of the hospital’s provider agreement with CMS, which would prohibit reimbursement for services rendered to Medicare or Medicaid beneficiaries until such time as the hospital is found to be back in compliance with the conditions of participation. This could have a material adverse affect on the individual facility’s billing and collections.

The Department of Health and Human Services and the states in which we perform surgical procedures for Medicaid patients may revise the Medicare and Medicaid payments methods or rates in the future. Any such changes could have a negative impact on the reimbursements we receive for our surgical services from the Medicare program and the state Medicaid programs. We do not know at this time if any such changes will be made, when any changes will occur, and to what extent revisions to such payment methodologies will be implemented.

As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our short stay surgical facilities. In late 2005, Congress enacted legislation that limited reimbursement for certain ambulatory surgery center procedures, to the lower of the rate for ambulatory surgery centers or the rate for hospital outpatient departments. CMS implemented this legislative change effective January 1, 2007, resulting in decreased payment for approximately 280 procedures, primarily ophthalmology, dermatology and urology procedures. As part of a Congressional mandate to revise the Medicare payment system for procedures performed in ambulatory surgery centers, CMS, in November 2007, issued a revised payment methodology for services performed in ambulatory surgery centers. The revised system was implemented on January 1, 2008 and is phased in over a four-year period. The revised system expanded the number of procedures that are covered in ambulatory surgery centers and, among other things, set the payment rate at approximately 65% of the payment for procedures that are performed in a hospital outpatient department. Reductions or changes in Medicare or Medicaid funding could significantly affect our results of operations. We cannot predict at this time whether additional healthcare reform initiatives will be implemented or whether there will be other changes in the administration of government healthcare programs or the interpretation of government policies that would adversely affect our business.

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

A violation of the Anti-Kickback Statute constitutes a felony. Potential sanctions include imprisonment of up to five years, criminal fines of up to $25,000, civil money penalties of up to $50,000 per act plus three times the remuneration offered or three times the amount claimed and exclusion from all federally funded healthcare programs, including the Medicare and Medicaid programs for a minimum of five years. The applicability of these provisions to some forms of business transactions in the healthcare industry has not yet been subject to judicial or regulatory interpretation. Moreover, several federal courts have held that the Anti-Kickback Statute can be violated if only one purpose (not necessarily the primary purpose) of the transaction is to induce or reward a referral of business, notwithstanding other legitimate purposes.

Pursuant to the Anti-Kickback Statute, and in an effort to reduce potential fraud and abuse relating to federal healthcare programs, the federal government has announced a policy of increased scrutiny of joint ventures and other transactions among healthcare providers. The Office of the Inspector General of the Department of Health and Human Services closely scrutinizes healthcare joint ventures involving physicians and other referral sources. The Office of the Inspector General published a fraud alert that outlined questionable features of “suspect” joint ventures in 1989 and a Special Advisory Bulletin related to contractual joint ventures in 2003, and the Office of the Inspector General has continued to rely on fraud alerts in later pronouncements.

The Anti-Kickback Statute contains provisions that insulate certain transactions from liability. In addition, pursuant to the provisions of the Anti-Kickback Statute, the Health and Human Services Office of the Inspector General has also published regulations that exempt additional practices from enforcement under the Anti-Kickback Statute. These statutory exceptions and regulations, known as “safe harbors,” if fully complied with, assure participants in particular types of arrangements that the Office of the Inspector General will not treat their participation in that arrangement as a violation of the Anti-Kickback Statute. The statutory exceptions and safe harbor regulations do not expand the scope of activities that the Anti-Kickback Statute prohibits, nor do they provide that failure to satisfy the terms of a safe harbor constitutes a violation of the Anti-Kickback Statute. The Office of the Inspector General has, however, indicated that failure to satisfy the terms of an exception or a safe harbor may subject an arrangement to increased scrutiny. Therefore, if a transaction or relationship does not fit within an exception or safe harbor, the facts and circumstances as well as intent of the parties related to a specific transaction or relationship must be examined to determine whether or not any illegal conduct has occurred.

Our partnerships and limited liability companies that are providers of services under the Medicare and Medicaid programs, and their respective partners and members, are subject to the Anti-Kickback Statute. A number of the relationships that we have established with physicians and other healthcare providers do not fit within any of the statutory exceptions or safe harbor regulations issued by the Office of the Inspector General. All of the 150 surgical facilities in the United States in which we hold an ownership interest are owned by partnerships, limited liability partnerships or limited liability companies, which include as partners or members physicians who perform surgical or other procedures at the facilities.

On November 19, 1999, the Office of the Inspector General promulgated regulations setting forth certain safe harbors under the Anti-Kickback Statute, including a safe harbor applicable to surgery centers. The surgery center safe harbor generally protects ownership or investment interests in a center by physicians who are in a position to refer patients directly to the center and perform procedures at the center on referred patients, if certain conditions are met. More specifically, the surgery center safe harbor protects any payment that is a return on an ownership or investment interest to an investor if certain standards are met in one of four categories of ambulatory surgery centers (1) surgeon-owned surgery centers, (2) single-specialty surgery centers, (3) multi-specialty surgery centers, and (4) hospital/physician surgery centers.

For multi-specialty ambulatory surgery centers, for example, the following standards, among several others, apply:

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

(2) at least one-third of each physician investor’s medical practice income from all sources for the previous fiscal year or twelve-month period must be derived from performing outpatient procedures that require an ambulatory surgery center or specialty hospital setting in accordance with Medicare reimbursement rules; and

(3) at least one third of the Medicare-eligible outpatient surgery procedures performed by each physician investor for the previous fiscal year or previous twelve-month period must be performed at the ambulatory surgery center in which the investment is made.

Similar standards apply to each of the remaining three categories of ambulatory surgery centers set forth in the regulations. In particular, each of the four categories includes a requirement that no ownership interests be held by a non-physician or non-hospital investor if that investor is (a) employed by the center or another investor, (b) in a position to provide items or services to the center or any of its other investors, or (c) in a position to make or influence referrals directly or indirectly to the center or any of its investors.

Because one of our subsidiaries is an investor in each partnership or limited liability company that owns one of our ambulatory surgery centers, and since this subsidiary provides management and other services to the surgery center, our arrangements with physician investors do not fit within the specific terms of the ambulatory surgery center safe harbor or any other safe harbor.

In addition, because we do not control the medical practices of our physician investors or control where they perform surgical procedures, it is possible that the quantitative tests described above will not be met, or that other conditions of the surgery center safe harbor will not be met. Accordingly, while the surgery center safe harbor is helpful in establishing that a physician’s investment in a surgery center should be considered an extension of the physician’s practice and not as a prohibited financial relationship, we can give you no assurances that these ownership interests will not be challenged under the Anti-Kickback Statute. In an effort to monitor our compliance with the safe harbor’s extension of practice requirement, we have implemented an internal certification process, which tracks each physician’s annual extension of practice certification. While this process provides support for physician compliance with the safe harbor’s quantitative tests, we can give you no assurance of such compliance. However, we believe that our arrangements involving physician ownership interests in our ambulatory surgery centers do not fall within the activities prohibited by the Anti-Kickback Statute.

With regard to our hospitals, the Office of Inspector General has not adopted any safe harbor regulations under the Anti-Kickback Statute for physician investments in hospitals. Each of our hospitals is held in partnership with physicians who are in a position to refer patients to the hospital. There can be no assurances that these relationships will not be found to violate the Anti-Kickback Statute or that there will not be regulatory or legislative changes that prohibit physician ownership of hospitals.

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

Federal Physician Self-Referral Law

Section 1877 of the Social Security Act, commonly known as the “Stark Law,” prohibits any physician from referring patients to any entity for the furnishing of certain “designated health services” otherwise payable by Medicare or Medicaid, if the physician or an immediate family member has a financial relationship such as an ownership interest or compensation arrangement with the entity that furnishes services to Medicare beneficiaries, unless an exception applies. Persons who violate the Stark Law are subject to potential civil money penalties of up to $15,000 for each bill or claim submitted in violation of the Stark Law and up to $100,000 for each “circumvention scheme” they are found to have entered into, and potential exclusion from the Medicare and Medicaid programs. In addition, the Stark Law requires the denial (or, refund, as the case may be) of any Medicare and Medicaid payments received for designated health services that result from a prohibited referral.

The list of designated health services under the Stark Law does not include ambulatory surgery services as such. However, some of the ten types of designated health services are among the types of services furnished by our ambulatory surgery centers. The Department of Health and Human Services, acting through the Centers for Medicare and Medicaid Services, has promulgated regulations implementing the Stark Law. These regulations exclude health services provided by an ambulatory surgery center from the definition of “designated health services” if the services are included in the surgery center’s composite Medicare payment rate. Therefore, the Stark Law’s self-referral prohibition generally does not apply to health services provided by an ambulatory surgery center. However, if the ambulatory surgery center is separately billing Medicare for designated health services that are not covered under the ambulatory surgery center’s composite Medicare payment rate, or if either the ambulatory surgery center or an affiliated physician is performing (and billing Medicare) for procedures that involve designated health services that Medicare has not designated as an ambulatory surgery center service, the Stark Law’s self-referral prohibition would apply and such services could implicate the Stark Law. We believe that our operations do not violate the Stark Law, as currently interpreted. However, it is possible that the Centers for Medicare and Medicaid Services will further address the exception relating to services provided by an ambulatory surgery center in the future. Therefore, we cannot assure you that future regulatory changes will not result in our ambulatory surgery centers becoming subject to the Stark Law’s self-referral prohibition.

Twelve of our U.S. facilities are hospitals rather than ambulatory surgery centers. The Stark Law includes an exception for physician investments in hospitals if the physician’s investment is in the entire hospital and not just a department of the hospital. We believe that the physician investments in our hospitals fall within the exception and are therefore permitted under the Stark Law. However, over the past few years there have been various legislative attempts to change the way the hospital exception applies to physician investments in “specialty hospitals” and it is possible that there could be another legislative attempt to alter this exception in the future. In December 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 created an 18-month moratorium, beginning on the date of enactment, during which physicians could not refer Medicare or Medicaid patients to “specialty hospitals” in which they had an ownership or investment interest. The moratorium did not apply to hospitals that were in operation prior to, or under development as of, November 18, 2003, as long as certain other criteria were met. This moratorium lapsed in June 2005. In addition, in February 2006 Congress passed a budget reconciliation bill which contained certain provisions related to specialty hospitals. Specifically, the bill directed the Department of Health and Human Services (i) not to issue Medicare provider numbers to new specialty hospitals for a period of six months and (ii) to develop a strategic and implementing plan to address investment criteria, disclosure and enforcement with respect to specialty hospitals. The strategic and implementing plan was released in August 2006, and we believe our domestic hospitals comply with the requirements set forth therein.

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

Over the past several years, the government has accused an increasing number of healthcare providers of violating the federal False Claims Act. The False Claims Act prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the U.S. government. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Because our facilities perform hundreds of similar procedures a year for which they are paid by Medicare, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant penalties. Additionally, anti-kickback or Stark Law claims can be “bootstrapped” to claims under the False Claims Act on the theory that, when a provider submits a claim to a federal health care program, the claim includes an implicit certification that the provider is in compliance with the Medicare Act, which would require compliance with other laws, including the Anti-Kickback Statute and the Stark Law. As a result of this “bootstrap” theory, the U.S. government can collect additional civil penalties under the False Claims Act for claims that have been “tainted” by the anti-kickback or Stark Law violation.

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

State Anti-Kickback and Physician Self-Referral Laws

Many states, including those in which we do or expect to do business, have laws that prohibit payment of kickbacks or other remuneration in return for the referral of patients. Some of these laws apply only to services reimbursable under state Medicaid programs. However, a number of these laws apply to all healthcare services in the state, regardless of the source of payment for the service. Based on court and administrative interpretations of the federal Anti-Kickback Statute, we believe that the federal Anti-Kickback Statute prohibits payments only if they are intended to induce referrals. However, the laws in most states regarding kickbacks have been subjected to more limited judicial and regulatory interpretation than federal law. Therefore, we can give you no assurances that our activities will be found to be in compliance with these laws. Noncompliance with these laws could subject us to penalties and sanctions and have a material adverse effect on us.

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

Health Information Security and Privacy Practices

The regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 contain, among other measures, provisions that require many organizations, including us, to employ systems and procedures designed to protect the privacy and security of each patient’s individual healthcare information. Among the standards that the Department of Health and Human Services has adopted pursuant to the Health Insurance Portability and Accountability Act of 1996 are standards for the following:

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

On February 20, 2003, the Department of Health and Human Services issued a final rule that established, in part, standards for the security of health information by health plans, healthcare clearinghouses and healthcare providers that maintain or transmit any health information in electronic form, regardless of format. We are an affected entity under the rule. These security standards require affected entities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure integrity, confidentiality and the availability of the information. The security standards were designed to protect the health information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and affected entities have the flexibility to choose their own technical solutions, the security standards required us to implement significant systems and protocols. We were required to and did comply with these regulations by April 20, 2005.

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

In addition to the federal Health Insurance Portability and Accountability Act of 1996, many states have enacted their own security and privacy provisions concerning a patient’s health information. These state privacy provisions will control whenever they provide more stringent privacy protections than the federal Health Insurance Portability and Accountability Act. Therefore, a health care facility could be required to meet both federal and state privacy provisions if it is located in a state with strict privacy protections.

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

While there is no specific anti-kickback legislation in the United Kingdom that is unique to the medical profession, general criminal legislation prohibits bribery and corruption. Our surgical hospitals in the United Kingdom do not pay commissions to or share profits with referring physicians, who invoice patients or insurers directly for fees relating to the provision of their services. Surgical hospitals in the United Kingdom are required to register with the Healthcare Commission pursuant to the Care Standards Act of 2000, as amended by the Health and Social Care Act 2003, which provides for regular inspections of the facility by representatives of the Healthcare Commission. Surgical hospitals are also required to comply with the Private and Voluntary Health Care (England) Regulations 2001. The operation of a surgical hospital without registration is a criminal offense. Under the Misuse of Drugs Act 1971, the supply, possession or production of controlled drugs without a license from the Secretary of State is a criminal offense. The Data Protection Act 1998 requires surgical hospitals to register as “data controllers.” The processing of personal data, such as patient information and medical records, without prior registration is a criminal offense. We believe that our operations in the United Kingdom are in material compliance with the laws referred to in this paragraph.

Item 1A.	Risk Factors

You should carefully read the risks and uncertainties described below and the other information included or incorporated by reference in this report. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

We depend on payments from third party payors, including government healthcare programs. If these payments are reduced, our revenue will decrease.

We are dependent upon private and governmental third party sources of payment for the services provided to patients in our surgery centers and surgical hospitals. The amount of payment a surgery center or surgical hospital receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third party payors. In the United Kingdom, a significant portion of our revenues result from referrals of patients to our hospitals by the national health system. We have no control over the number of patients that are referred to the private sector annually. Fixed fee schedules, capitation payment arrangements, exclusion from participation in or inability to reach agreement with managed care programs or other factors affecting payments for healthcare services over which we have no control could also cause a reduction in our revenues.

If we are unable to acquire and develop additional surgery centers or surgical hospitals on favorable terms, are not successful in integrating operations of acquired centers or hospitals, or are unable to manage growth, we may be unable to execute our acquisition and development strategy, which could limit our future growth.

Our strategy is to increase our revenues and earnings by continuing to acquire surgical facility companies, groups of surgical facilities and individual surgical facilities and to develop additional surgical facilities, primarily in collaboration with our hospital partners. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions. We are currently evaluating potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future. The surgical facilities we develop typically incur losses in their early months of operation (more so in the case of surgical hospitals) and, until their case loads grow, they generally experience lower total revenues and operating margins than established surgical facilities, and we expect this to continue to be the case. Historically, most of our newly developed facilities have generated positive cash flow within the first 12 months of operations. We may not be successful in acquiring other companies or additional surgical facilities, developing surgical facilities or achieving satisfactory operating results at acquired or newly developed facilities. Further, the companies or assets we acquire in the future may not ultimately produce returns that justify our related investment. If we are not able to execute our acquisition and development strategy, our ability to increase revenues and earnings through future growth would be impaired.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the notes.

We have a substantial amount of indebtedness. As of December 31, 2007, we had approximately $1.1 billion of total indebtedness and a total indebtedness to total capitalization of approximately 55%.

Our and our subsidiaries’ high degree of leverage could have important consequences to you. For example, it:

•	requires us and certain of our subsidiaries to dedicate a substantial portion of cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund working capital, capital expenditures, development activity, acquisitions and other general corporate purposes;

•	increases vulnerability to adverse general economic or industry conditions;

•	limits flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;

•	makes us and our subsidiaries more vulnerable to increases in interest rates, as borrowings under the new senior secured credit facilities are at variable rates;

•	limits our and our subsidiaries’ ability to obtain additional financing in the future for working capital or other purposes, such as raising the funds necessary to repurchase all notes tendered to us upon the occurrence of specified changes of control in our ownership; or

•	places us at a competitive disadvantage compared to our competitors that have less indebtedness.

Our significant indebtedness could limit our flexibility.

We are significantly leveraged and will continue to have significant indebtedness in the future. Our acquisition and development program requires substantial capital resources, estimated to range from $60 million to $80 million per year over the next three years, although the range could be exceeded if we identify attractive multi-facility acquisition opportunities. The operations of our existing surgical facilities also require ongoing capital expenditures. We believe that our cash on hand, cash flows from operations and available borrowings under our revolving credit facility will be sufficient to fund our acquisition and development activities in 2008, but if we identify favorable acquisition and development opportunities that require additional resources, we may be required to incur additional indebtedness in order to pursue these opportunities.

However, we may be unable to obtain sufficient financing on terms satisfactory to us, or at all. As a result, our acquisition and development activities would have to be curtailed or eliminated and our financial results would be adversely affected.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The operating and financial restrictions and covenants in our debt instruments, including our new senior secured credit facilities and the indenture governing the notes, may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. For example, our new senior secured credit facility restricts, subject to certain exceptions, our and our subsidiaries’ ability to, among other things:

•	incur, assume or permit to exist additional indebtedness or guarantees;

•	incur liens and engage in sale leaseback transactions;

•	make loans, investments and other advances;

•	declare dividends, make payments or redeem or repurchase capital stock;

•	engage in mergers, acquisitions and other business combinations;

•	prepay, redeem or repurchase certain indebtedness including the notes;

•	amend or otherwise alter terms of certain subordinated indebtedness including the notes;

• enter into agreements limiting subsidiary distributions;

•	sell assets;

•	engage in certain transactions with affiliates;

•	alter the business that we conduct; and

•	issue and sell capital stock of subsidiaries.

In addition, the amended and restated senior secured U.K. credit facility restricts, subject to certain exceptions, the ability of certain of our subsidiaries existing in the United Kingdom to, among other things:

•	incur or permit to exist additional indebtedness;

•	incur liens;

•	make loans, investments or acquisitions;

•	declare dividends or other distributions;

•	enter into operating leases;

•	engage in mergers, joint ventures or partnerships;

•	sell assets;

•	alter the business that the U.K. borrowers and their subsidiaries conduct; and

•	incur financial lease expenditures.

The indenture governing our senior subordinated notes includes similar restrictions. Our senior secured credit facility also requires us to comply with a financial covenant with respect to the revolving credit facility which becomes more restrictive over time and the amended and restated senior secured U.K. credit facility requires certain of our subsidiaries existing in the United Kingdom to comply with certain financial covenants, including a maximum leverage ratio test, a debt service coverage ratio test and an interest coverage ratio test. Our and our subsidiaries’ ability to comply with these covenants and ratios may be affected by events beyond our control. A breach of any covenant or required financial ratio could result in a default under the new senior secured credit facilities. In the event of any default under the new senior secured credit facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, to require us or the borrower in the United Kingdom to apply all available cash to repay these borrowings or to prevent us from making or permitting subsidiaries in the United Kingdom to make distributions or dividends, the proceeds of which are used by us to make debt service payments on the notes, any of which would be an event of default under the notes.

If we are not successful in integrating newly acquired surgical facility companies, groups of surgical facilities or individual surgical facilities, we may not realize the potential benefits of such acquisitions. If we are not able to integrate the two companies’ operations and personnel in a timely and efficient manner, then the potential benefits of the transaction may not be realized. Further, any delays or unexpected costs incurred in connection with the integration could have a material adverse effect on our operations and earnings. In particular, if the operations and personnel of the two companies are not compatible, if we experience the loss of key personnel or if the effort devoted to the integration of the two companies diverts significant management or other resources from other operational activities, our operations could be impaired.

We have acquired interests in or developed all of our surgery centers and surgical hospitals since our inception in February 1998. We expect to continue to expand our operations in the future. Our rapid growth has placed, and will continue to place, increased demands on our management, operational and financial information systems and other resources. Further expansion of our operations will require substantial financial resources and management attention. To accommodate our past and anticipated future growth, and to compete effectively, we will need to continue to implement and improve our management, operational and financial information systems and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures or controls may not be adequate to support our operations in the future. Further, focusing our financial resources and management attention on the expansion of our operations may negatively impact our financial results. Any failure to implement and improve our management, operational and financial information systems, or to expand, train, manage or motivate our workforce, could reduce or prevent our growth.

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

Our domestic business depends in part upon the efforts and success of the not-for-profit healthcare systems with which we have strategic alliances and the strength of our alliances with those healthcare systems. Our business could be adversely affected by any damage to those healthcare systems’ reputations or to our alliances with them. We may not be able to maintain our existing alliance agreements on terms and conditions favorable to us or enter into alliances with additional not-for-profit healthcare systems. Our relationships with not-for-profit health systems and the joint venture agreements that represent these relationships are structured to comply with current revenue rulings published by the Internal Revenue Service as well as case law relevant to joint ventures between for-profit and not-for-profit healthcare entities. Material changes in these authorities could adversely affect our relationships with not-for-profit health systems. If we are unable to maintain our existing arrangements on terms favorable to us or enter into alliances with additional not-for-profit healthcare systems, we may be unable to implement our business strategies successfully.

If we and our not-for-profit healthcare system partners are unable to successfully negotiate contracts and maintain satisfactory relationships with managed care organizations or other third party payors, our revenues may decrease.

Our competitive position has been, and will continue to be, affected by initiatives undertaken during the past several years by major domestic purchasers of healthcare services, including federal and state governments, insurance companies and employers, to revise payment methods and monitor healthcare expenditures in an effort to contain healthcare costs. As a result of these initiatives, managed care companies such as health maintenance and preferred provider organizations, which offer prepaid and discounted medical service packages, represent a growing segment of healthcare payors, the effect of which has been to reduce the growth of domestic healthcare facility margins and revenue. Similarly, in the United Kingdom, most patients at surgical hospitals have private healthcare insurance, either paid for by the patient or received as part of their employment compensation. Our surgical hospitals in the United Kingdom contract with healthcare insurers on an annual basis to provide services to insured patients.

As an increasing percentage of domestic patients become subject to healthcare coverage arrangements with managed care payors, we believe that our success will continue to depend upon our and our not-for-profit healthcare system partners’ ability to negotiate favorable contracts on behalf of our facilities with managed care organizations, employer groups and other private third party payors. We have structured our ventures with not-for-profit healthcare system partners in a manner we believe to be consistent with applicable regulatory requirements. If applicable regulatory requirements were interpreted to require changes to our existing arrangements, or if we are unable to enter into these arrangements on satisfactory terms in the future we could be adversely affected. Many of these payors already have existing provider structures in place and may not be able or willing to change their provider networks. Similarly, if we fail to negotiate contracts with healthcare insurers in the United Kingdom on favorable terms, or if we fail to remain on insurers’ networks of approved hospitals, such failure could have a material adverse effect on us. We could also experience a material adverse effect to our operating results and financial condition as a result of the termination of existing third party payor contracts.

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

In the Tax Relief and Health Care Act of 2006, Congress added ambulatory surgery centers to its list of services under the “pay for performance” initiative. The legislation requires CMS to develop quality measures for hospital outpatient departments by January 2009, and to reduce the annual increase factor by two percentage points for any facility that does not submit required data. It also authorizes CMS to apply those provisions to ambulatory surgery centers. If CMS makes pay for performance applicable to ambulatory surgery centers and if we do not report quality data as required, our non-reporting facilities would not receive the full Medicare rate updates.

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

The Department of Health and Human Services and the states in which we perform surgical procedures for Medicaid patients may revise the Medicare and Medicaid payment methods or rates in the future. Any such changes could have a negative impact on the reimbursements we receive for our surgical services from the Medicare program and the state Medicaid programs. Notably, as part of a Congressional mandate to revise the Medicare payment system for procedures performed in ambulatory surgery centers, the Center for Medicare and Medicaid Services published proposed rules revising the payment system for ambulatory surgery centers in August 2006. This Congressional mandate required that the new payment system begin no later than January 1, 2008. The final rule expanded the number of procedures that are covered in ambulatory surgery centers and, among other things, set the payment rate at approximately 65% of the payment for the same procedure when performed in a hospital outpatient department. The final rule will be phased in over a four-year period beginning in 2008.

Efforts to regulate the construction, acquisition or expansion of healthcare facilities could prevent us from acquiring additional surgery centers or surgical hospitals, renovating our existing facilities or expanding the breadth of services we offer.

Many states in the United States require prior approval for the construction, acquisition or expansion of healthcare facilities or expansion of the services they offer. When considering whether to approve such projects, these states take into account the need for additional or expanded healthcare facilities or services. In a number of states in which we operate, we are required to obtain certificates of need for capital expenditures exceeding a prescribed amount, changes in bed capacity or services offered and under various other circumstances. Other states in which we now or may in the future operate may adopt certificate of need legislation or regulatory provisions. Our costs of obtaining a certificate of need have ranged up to $500,000. Although we have not previously been denied a certificate of need, we may not be able to obtain the certificates of need or other required approvals for additional or expanded facilities or services in the future. In addition, at the time we acquire a facility, we may agree to replace or expand the acquired facility. If we are unable to obtain the required approvals, we may not be able to acquire additional surgery centers or surgical hospitals, expand the healthcare services provided at these facilities or replace or expand acquired facilities.

Failure to comply with federal and state statutes and regulations relating to patient privacy and electronic data security could negatively impact our financial results.

There are currently numerous federal and state statutes and regulations that address patient privacy concerns and federal standards that address the maintenance of the security of electronically maintained or transmitted electronic health information and the format of transmission of such information in common health care financing information exchanges. These provisions are intended to enhance patient privacy and the effectiveness and efficiency of healthcare claims and payment transactions. In particular, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 required us to implement new systems and to adopt business procedures for transmitting health care information and for protecting the privacy and security of individually identifiable information.

We believe that we are in material compliance with existing state and federal regulations relating to patient privacy, security and with respect to the format for electronic health care transactions. However, if we fail to comply with the federal privacy, security and transactions and code sets regulations, we could incur civil penalties up to $25,000 per calendar year for each violation and criminal penalties with fines up to $250,000 per violation. Failure to comply with state laws related to privacy could, in some cases, also result in civil fines and criminal penalties.

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

The federal Anti-Kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referrals for items or services payable by Medicare, Medicaid, or any other federally funded healthcare program. Additionally, the Anti-Kickback Statute prohibits any form of remuneration in return for purchasing, leasing, or ordering or arranging for or recommending the purchasing, leasing or ordering of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. Moreover, several federal courts have held that the Anti-Kickback Statute can be violated if only one purpose (not necessarily the primary purpose) of a transaction is to induce or reward a referral of business, notwithstanding other legitimate purposes. Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, including up to five years imprisonment and criminal fines of up to $25,000 and civil penalties of up to $50,000 for each violation, plus three times the remuneration involved or the amount claimed and exclusion from participation in the Medicare and Medicaid programs. An exclusion, if applied to our surgery centers or surgical hospitals, could result in significant reductions in our revenues, which could have a material adverse effect on our business.

In July 1991, the Department of Health and Human Services issued final regulations defining various “safe harbors.” Two of the safe harbors issued in 1991 apply to business arrangements similar to those used in connection with our surgery centers and surgical hospitals: the “investment interest” safe harbor and the “personal services and management contracts” safe harbor. However, the structure of the partnerships and limited liability companies operating our surgery centers and surgical hospitals, as well as our various business arrangements involving physician group practices, do not satisfy all of the requirements of either safe harbor. Therefore, our business arrangements with our surgery centers, surgical hospitals and physician groups do not qualify for “safe harbor” protection from government review or prosecution under the Anti-Kickback Statute. When a transaction or relationship does not fit within a safe harbor, it does not mean that an anti-kickback violation has occurred; rather, it means that the facts and circumstances a well as the intent of the parties related to a specific transaction or relationship must be examined to determine whether or not any illegal conduct has occurred.

On November 19, 1999, the Department of Health and Human Services promulgated final regulations creating additional safe harbor provisions, including a safe harbor that applies to physician ownership of or investment interests in surgery centers. The surgery center safe harbor protects four types of investment arrangements: (1) surgeon owned surgery centers; (2) single specialty surgery centers; (3) multi-specialty surgery centers; and (4) hospital/physician surgery centers. Each category has its own requirements with regard to what type of physician may be an investor in the surgery center. In addition to the physician investor, the categories permit an “unrelated” investor, who is a person or entity that is not in a position to provide items or services related to the surgery center or its investors. Our business arrangements with our short stay surgical facilities typically consist of one of our subsidiaries being an investor in each partnership or limited liability company that owns the surgery center, in addition to providing management and other services to the short stay surgical facilities. As a result, these business arrangements do not comply with all the requirements of the surgery center safe harbor, and, therefore, are not immune from government review or prosecution.

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

Also, most of the states in which we operate have adopted anti-kickback laws, many of which apply more broadly to all third-party payors, not just to federal or state healthcare programs. Many of the state laws do not have regulatory safe harbors comparable to the federal provisions and have only rarely been interpreted by the courts or other governmental agencies. We believe that our business arrangements do not violate these state laws. Nonetheless, if our arrangements were found to violate any of these anti-kickback laws, we could be subject to significant civil and criminal penalties that could adversely affect our business.

If physician self-referral laws are interpreted differently or if other legislative restrictions are issued, we could incur significant sanctions and loss of reimbursement revenues.

The U.S. federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a “designated health service” to an entity to furnish an item or service payable under Medicare if the physician or a member of the physician’s immediate family has a financial relationship with the entity such as an ownership interest or compensation arrangement, unless an exception applies. The list of designated health services under the Stark Law does not include ambulatory surgery services as such. However, some of the designated health services are among the types of services furnished by our facilities.

The Department of Health and Human Services, acting through the Centers for Medicare and Medicaid Services, has promulgated regulations implementing the Stark Law. These regulations exclude health services provided by an ambulatory surgery center from the definition of “designated health services” if the services are included in the facility’s composite Medicare payment rate. Therefore, the Stark Law’s self-referral prohibition generally does not apply to health services provided by a surgery center. However, if the ambulatory surgery center is separately billing Medicare for designated health services that are not covered under the ambulatory surgery center’s composite Medicare payment rate, or if either the ambulatory surgery center or an affiliated physician is performing (and billing Medicare) for procedures that involve designated health services that Medicare has not designated as an ambulatory surgery center service, the Stark Law’s self-referral prohibition would apply and such services could implicate the Stark Law. We believe that our operations do not violate the Stark Law, as currently interpreted.

In addition, we believe that physician ownership of short stay surgical centers is not prohibited by similar self-referral statutes enacted at the state level. However, the Stark Law and similar state statutes are subject to different interpretations with respect to many important provisions. Violations of these self-referral laws may result in substantial civil or criminal penalties, including large civil monetary penalties and exclusion from participation in the Medicare and Medicaid programs. Exclusion of our surgery centers or surgical hospitals from these programs through future judicial or agency interpretation of existing laws or additional legislative restrictions on physician ownership or investments in healthcare entities could result in significant loss of reimbursement revenues.

Companies within the healthcare industry continue to be the subject of federal and state audits and investigations, which increases the risk that we may become subject to investigations in the future.

Both federal and state government agencies, as well as private payors, have heightened and coordinated audits and administrative, civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations. These investigations relate to a wide variety of topics, including the following:

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

The laws of various domestic jurisdictions in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. We are not required to obtain a license to practice medicine in any jurisdiction in which we own or operate a surgery center or surgical hospital because our facilities are not engaged in the practice of medicine. The physicians who utilize our facilities are individually licensed to practice medicine. In most instances, the physicians and physician group practices performing medical services at our facilities do not have investment or business relationships with us other than through the physicians’ ownership interests in the partnerships or limited liability companies that own and operate our facilities and the service agreements we have with some of those physicians.

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

Upon the occurrence of various fundamental regulatory changes, we could be obligated to purchase some or all of the ownership interests of the physicians affiliated with us in the partnerships or limited liability companies that own and operate our surgery centers and surgical hospitals. The regulatory changes that could create this obligation include changes that:

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

At this time, we are not aware of any regulatory amendments or proposed changes that would trigger this obligation. Typically, our partnership and limited liability company agreements allow us to use shares of our common stock as consideration for the purchase of a physician’s ownership interest. The use of shares of our common stock for that purpose would dilute the ownership interests of our common stockholders. In the event that we are required to purchase all of the physicians’ ownership interests and our common stock does not maintain a sufficient valuation, we could be required to use our cash resources for the acquisitions, the total cost of which we estimate to be up to $344.0 million at December 31, 2007. The creation of these obligations and the possible termination of our affiliation with these physicians could have a material adverse effect on us.

Future legislation could restrict our ability to operate our domestic surgical hospitals.

The Stark Law includes an exception that permits physicians to refer Medicare and Medicaid patients to hospitals in which they have an ownership interest under certain circumstances. However, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, signed into law in December 2003, created an 18-month moratorium, beginning on the date of enactment, during which physicians could not refer Medicare or Medicaid patients to “specialty hospitals” in which they had an ownership interest. The moratorium did not apply to hospitals that were in operation prior to, or under development as of, November 18, 2003, as long as certain other criteria were met. This moratorium lapsed in June 2005. In addition, in February 2006 Congress passed a budget reconciliation bill, which contained certain provisions related to specialty hospitals. Specifically the bill directed the Department of Health and Human Services (i) not to issue Medicare provider numbers to new specialty hospitals for a period of six months and (ii) to develop a strategic and implementing plan to address investment criteria, disclosure and enforcement with respect to specialty hospitals. The strategic and implementing plan was released in August 2006. Although we believe our domestic surgical hospitals comply with the requirements described above, if future legislation is enacted that prohibits physician referrals to surgical hospitals in which the physicians own an interest, our surgical hospitals could be materially adversely affected.

If we become subject to significant legal actions, we could be subject to substantial uninsured liabilities.

In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. We do not employ any of the physicians who conduct surgical procedures at our facilities and the governing documents of each of our facilities require physicians who conduct surgical procedures at our facilities to maintain stated amounts of insurance. Additionally, to protect us from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe to be appropriate for our operations. If we become subject to claims, however, our insurance coverage may not cover all claims against us or continue to be available at a cost allowing us to maintain adequate levels of insurance. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, we could be adversely affected.

If we are unable to effectively compete for physicians, strategic relationships, acquisitions and managed care contracts, our business could be adversely affected.

The healthcare business is highly competitive. We compete with other healthcare providers, primarily hospitals and other ambulatory surgery centers, in recruiting physicians and contracting with managed care payors in each of our markets. In the United Kingdom, we also compete with their national health system in recruiting healthcare professionals. There are major unaffiliated hospitals in each market in which we operate. These hospitals have established relationships with physicians and payors. In addition, other companies either are currently in the same or similar business of developing, acquiring and operating surgery centers and surgical hospitals or may decide to enter our business. Many of these companies have greater financial, research, marketing and staff resources than we do. We may also compete with some of these companies for entry into strategic relationships with not-for-profit healthcare systems and healthcare professionals. If we are unable to compete effectively with any of these entities, we may be unable to implement our business strategies successfully and our business could be adversely affected.

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

The amount of the allowance for doubtful accounts is based solely upon the aging of accounts receivable, without differentiation between payor sources. Our U.S. doubtful account allowance at December 31, 2007 and 2006, represented approximately 21% and 17% of our U.S. accounts receivable balance, respectively. Due to the difficulty in assessing future trends, we could be required to increase our provisions for doubtful accounts. A deterioration in the collectability of these accounts could adversely affect our collection of accounts receivable, cash flows and results of operations.

We may have a special legal responsibility to the holders of ownership interests in the entities through which we own short stay surgical facilities, and that responsibility may prevent us from acting solely in our own best interests or the interests of our stockholders.

Our ownership interests in surgery centers and surgical hospitals generally are held through limited partnerships, limited liability partnerships or limited liability companies. We typically maintain an interest in a limited partnership, limited liability partnership or limited liability company in which physicians or physician practice groups hold limited partnership, limited liability partnership or membership interests. As general partner or manager of these entities, we may have a special responsibility, known as a fiduciary duty, to manage these entities in the best interests of the other interest holders. We also have a duty to operate our business for the benefit of our stockholders. As a result, we may encounter conflicts between our responsibility to the other interest holders and our responsibility to our stockholders. For example, we have entered into management agreements to provide management services to our domestic facilities in exchange for a fee. Disputes may arise as to the nature of the services to be provided or the amount of the fee to be paid. In these cases, we are obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests. Disputes may also arise between us and our affiliated physicians with respect to a particular business decision or regarding the interpretation of the provisions of the applicable limited partnership agreement or limited liability company agreement. If we are unable to resolve a dispute on terms favorable or satisfactory to us, our business may be adversely affected.

We do not have exclusive control over the distribution of revenues from some of our domestic operating entities and may be unable to cause all or a portion of the revenues of these entities to be distributed.

All of the domestic short stay surgical facilities in which we have ownership interests are limited partnerships, limited liability partnerships or limited liability companies in which we own, directly or indirectly, partnership or membership interests. Our limited partnership, limited liability partnership and limited liability company agreements, which are typically with the physicians who perform procedures at our short stay surgical facilities, usually provide for the monthly or quarterly pro-rata cash distribution of net profits from operations, less amounts to satisfy obligations such as the entities’ non-recourse debt and capitalized lease obligations, operating expenses and working capital. The creditors of each of these limited partnerships, limited liability partnerships and limited liability companies are entitled to payment of the entities’ obligations to them, when due and payable, before ordinary cash distributions or distributions in the event of liquidation, reorganization or insolvency may be made. We generally control the entities that function as the general partner of the limited partnerships or the managing member of the limited liability companies through which we conduct operations. However, we do not have exclusive control in some instances over the amount of net revenues distributed from some of our operating entities. If we are unable to cause sufficient revenues to be distributed from one or more of these entities, our relationships with the physicians who have an interest in these entities may be damaged and we could be adversely affected. We may not be able to resolve favorably any dispute regarding revenue distribution or other matters with a healthcare system with which we share control of one of these entities. Further, the failure to resolve a dispute with these healthcare systems could cause the entity we jointly control to be dissolved.

Welsh Carson controls us and may have conflicts of interest with us or you in the future.

An investor group led by Welsh Carson owns substantially all of the outstanding equity securities of our Parent, USPI Group Holdings, Inc. Welsh Carson controls a majority of the voting power of such outstanding equity securities and therefore ultimately controls all of our affairs and policies, including the election of our board of directors, the approval of certain actions such as amending our charter, commencing bankruptcy proceedings and taking certain corporate actions (including, without limitation, incurring debt, issuing stock, selling assets and engaging in mergers and acquisitions), and appointing members of our management. The interests of Welsh Carson could conflict with your interests.

Additionally, Welsh Carson is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Welsh Carson may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by Welsh Carson continue to indirectly own a significant amount of our capital stock, even if such amount is less than 50% of our outstanding common stock on a fully-diluted basis, Welsh Carson will continue to be able to strongly influence or effectively control our decisions.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The response to this item is included in Item 1.

Item 3.	Legal Proceedings

In connection with the acquisition of the Company by Welsh Carson, two lawsuits were filed against the Company, Welsh Carson, and all of the directors of the Company. The lawsuits generally alleged a breach of fiduciary duty to the Company’s stockholders. In April 2007, the Company settled the lawsuits, and the settlement was approved by the court, and in December 2007, the cases were dismissed.

Additionally, from time to time, we may be named as a party to legal claims and proceedings in the ordinary course of business. We are not aware of any other claims or proceedings against us or our subsidiaries that might have a material adverse impact on us.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are wholly-owned by USPI Holdings, Inc., which is wholly-owned by USPI Group Holdings, Inc., both of which are privately owned corporations. There is no public trading market for our equity securities or those of USPI Holdings, Inc. or USPI Group Holdings, Inc. As of February 26, 2008, there were 98 holders of USPI Group Holdings, Inc. common stock.

Item 6.	Selected Consolidated Financial Data

The selected consolidated statement of operations data set forth below for the periods January 1 through April 18, 2007 (Predecessor) and April 19 through December 31, 2007 (Successor) and for the years ended December 31, 2006, 2005, 2004, and 2003, and the consolidated balance sheet data at December 31, 2007 (Successor), 2006, 2005, 2004, and 2003, (Predecessor) are derived from our consolidated financial statements, which have been audited by KPMG LLP, our independent registered public accounting firm.

The historical results presented below are not necessarily indicative of results to be expected for any future period. The comparability of the financial and other data included in the table is affected by our Merger transaction in 2007, loss on early retirement of debt in 2006 and 2004 and various acquisitions completed during the years presented. In addition, the results of operations of subsidiaries sold by us have been reclassified to “discontinued operations” for all data presented in the table below except for the “consolidated balance sheet data.” For a more detailed explanation of this financial data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

	Successor	Predecessor
	Period from	Period from
	April 19	January 1
	through	through
	December 31,	April 18,	Years Ended December 31,
	2007	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Total revenues	$457,978	$193,564	$574,556	$465,326	$379,059	$300,389
Equity in earnings of unconsolidated affiliates	23,867	9,906	31,568	23,998	18,626	15,074
Operating expenses excluding depreciation and amortization	(318,960)	(164,547)	(412,016)	(324,572)	(264,925)	(207,919)
Depreciation and amortization	(26,960)	(12,550)	(34,929)	(30,584)	(26,365)	(21,823)

Operating income	135,925	26,373	159,179	134,168	106,395	85,721

	Successor	Predecessor
	Period from	Period from
	April 19	January 1
	through	through
	December 31,	April 18,	Years Ended December 31,
	2007	2007	2006	2005	2004	2003
Other income (expense):
Interest income	3,208	934	4,067	4,455	1,591	1,025
Interest expense	(67,873)	(9,526)	(32,624)	(27,403)	(26,354)	(24,545)
Loss on early retirement of debt	—	(2,435)	(14,880)	—	(1,635)	—
Other	(442)	798	1,778	533	247	733

Income before minority interests	70,818	16,144	117,520	111,753	80,244	62,934
Minority interests in income of consolidated subsidiaries	(45,130)	(18,859)	(54,642)	(38,440)	(30,266)	(23,920)
Income tax expense	(14,666)	(4,158)	(22,780)	(26,173)	(17,729)	(14,711)

Income (loss) from continuing operations	11,022	(6,873)	40,098	47,140	32,249	24,303
Earnings (loss) from discontinued operations, net of tax	(2,293)	(276)	(5,852)	154	53,926	5,573

Net income (loss)	$8,729	$(7,149)	$34,246	$47,294	$86,175	$29,876

Other Data:
Number of facilities operated as of the end of period(a)	155	149	141	99	87	65
Cash flows from operating activities	$67,920	$29,264	$102,129	$107,031	$80,558	$65,504

		Predecessor
	Successor	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Consolidated Balance Sheet Data:
Working capital (deficit)	$(12,569)	$(41,834)	$90,946	$87,178	$29,957
Cash and cash equivalents	76,758	31,740	130,440	93,467	28,519
Total assets	2,277,393	1,231,856	1,028,841	922,304	870,509
Total debt	1,098,062	347,330	286,486	288,485	304,744
Total stockholders’ equity	806,806	599,274	531,050	474,609	390,655

(a)	Does not include Spanish facilities disposed of in September 2004. Not derived from audited financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this report.

Overview

We operate ambulatory surgery centers and surgical hospitals in the United States and the United Kingdom. As of December 31, 2007, we operated 155 facilities, consisting of 152 in the United States and three in the United Kingdom. All 152 of our U.S. facilities include local physician owners, and 91 of these facilities are also partially owned by various not-for-profit healthcare systems. In addition to facilitating the joint ownership of most of our existing facilities, our agreements with these healthcare systems provide a framework for the planning and construction of additional facilities in the future, including six of the eight facilities we are currently constructing as well as both of the additional projects under development.

Our U.S. facilities, consisting of ambulatory surgery centers and surgical hospitals, specialize in short-stay surgical cases. Due in part to advancements in medical technology, the volume and complexity of surgical cases performed in an outpatient setting has steadily increased over the past two decades. Our facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. All but three of our facilities are located in the U.S., where we have focused increasingly on adding facilities with not-for-profit healthcare system partners (hospital partners), which we believe improves the long-term profitability and potential of our facilities.

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

Combination of Operating Results

We have reported our operating results and financial position for the period subsequent to April 19, 2007, as the “Successor Period” and all periods prior to April 19, 2007, as “Predecessor Periods.” For the purposes of presenting a comparison of our 2007 results to our 2006 results, we have presented our 2007 results as the sum, as shown in the table below, of our operating results from the Predecessor Period from January 1, 2007 through April 18, 2007 and our operating results for the Successor Period from April 19, 2007 to December 31, 2007. We believe that this presentation provides the most meaningful information about our operating results. This approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis. Even on a combined basis, our results of operations for the year ended December 31, 2007 is neither comparable with prior periods nor indicative of results to be expected in future periods given our incurrence of Merger-related expenses and indebtedness in 2007.

	Predecessor	Successor	Combined
	Period from	Period from	Year Ended
	January 1 through	April 19 through	December 31,
	April 18, 2007	December 31, 2007	2007

Revenues:
Net patient service revenue	$172,807	$407,923	$580,730
Management and contract service revenue	19,142	46,503	65,645
Other revenue	1,615	3,552	5,167

Total revenues	193,564	457,978	651,542
Equity in earnings of unconsolidated affiliates	9,906	23,867	33,773
Operating expenses:
Salaries, benefits, and other employee costs	54,727	127,715	182,442
Medical services and supplies	34,768	78,089	112,857
Other operating expenses	32,451	76,047	108,498
General and administrative expenses	39,277	29,340	68,617
Provision for doubtful accounts	3,324	7,769	11,093
Depreciation and amortization	12,550	26,960	39,510

Total operating expenses	177,097	345,920	523,017

Operating income	26,373	135,925	162,298
Interest income	934	3,208	4,142
Interest expense	(9,526)	(67,873)	(77,399)
Loss on early retirement of debt	(2,435)	—	(2,435)
Other	798	(442)	356

Total other expense, net	(10,229)	(65,107)	(75,336)
Income before minority interests	16,144	70,818	86,962
Minority interests in income of consolidated subsidiaries	(18,859)	(45,130)	(63,989)

Income (loss) from continuing operations before income taxes	(2,715)	25,688	22,973
Income tax expense	(4,158)	(14,666)	(18,824)

Income (loss) from continuing operations	(6,873)	11,022	4,149
Loss from discontinued operations, net of tax	(276)	(2,293)	(2,569)

Net income (loss)	$(7,149)	$8,729	$1,580

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

Consolidation

We own less than 100% of each U.S. facility we operate. As discussed in “Results of Operations”, we operate all of our U.S. facilities through joint ventures with physicians. Increasingly, these joint ventures also include a not-for-profit healthcare system as a partner. We generally have a leadership role in these facilities through a significant voting and economic interest and a contract to manage each facility’s operations, but the degree of control we have varies from facility to facility. Accordingly, as of December 31, 2007, we consolidated the financial results of 61 of the facilities we operate, including one in which we hold no ownership but control through a long-term service agreement, account for 93 under the equity method, and have a contract to manage an additional facility in which we hold no ownership interest.

Our determination of the appropriate consolidation method to follow with respect to our investments in subsidiaries and affiliates is based on the amount of control we have, combined with our ownership level, in the underlying entity. Our consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other investees over which we have control. Investments in companies we do not control, but over whose operations we have the ability to exercise significant influence (including investments where we have less than 20% ownership), are accounted for under the equity method. We also consider FASB Interpretation No. 46, Consolidation of Variable Interest Entities (as amended) (FIN 46R) to determine if we are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control. At December 31, 2007, we consolidated one entity based on the provisions of FIN 46R.

Accounting for an investment as consolidated versus equity method has no impact on our net income (loss) or stockholders’ equity in any accounting period, but it does impact individual statement of operations and balance sheet balances. Under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity’s net income or loss based on its ownership percentage. At December 31, 2007, all of the Company’s investments in unconsolidated affiliates are accounted for using the equity method.

Revenue Recognition and Accounts Receivable

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, as updated, which has four criteria that must be met before revenue is recognized:

•	Existence of persuasive evidence that an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The seller’s price to the buyer is fixed or determinable; and

•	Collectibility is reasonably assured.

Our revenue recognition policies are consistent with these criteria. Approximately 80% of our facilities’ surgical cases are performed under contracted or government mandated fee schedules or discount arrangements. The patient service revenues recorded for these cases are recorded at the contractually defined amount at the time of billing. We estimate the remaining revenue based on historical collections, and adjustments to these estimates in subsequent periods have not had a material impact in any period presented. If the discount percentage used in estimating revenues for the cases not billed pursuant to fee schedules were changed by 1%, our combined 2007 after-tax net income would change by approximately $0.2 million. The collection cycle for patient services revenue is relatively short, typically ranging from 30 to 60 days depending upon payor and geographic norms, which allows us to evaluate our estimates frequently. Our revenues earned under management and other service contracts are typically based upon objective formulas driven by an entity’s financial performance and are generally earned and paid monthly.

Our accounts receivable are comprised of receivables in both the United Kingdom and the United States. As of December 31, 2007, approximately 21% of our total accounts receivable were attributable to our U.K. business. Because our U.K. facilities only treat patients who have a demonstrated ability to pay, our U.K. patients arrange for payment prior to treatment and our bad debt expense in the U.K. is very low. In combined 2007, U.K. bad debt expense was approximately $0.3 million, as compared to our total U.K. revenues of $118.1 million. Our average days sales outstanding in the U.K. was 39 and 35 as of December 31, 2007 and 2006, respectively.

Our U.S. accounts receivable were approximately 79% of our total accounts receivable as of December 31, 2007. In combined 2007, uninsured or self-pay revenues only accounted for 3% of our U.S. revenue and 13% of our accounts receivable balance was comprised of amounts owed from patients, including the patient portion of amounts covered by insurance. Insurance revenues (including government payors) accounted for 97% of our combined 2007 U.S. revenue and 87% of our accounts receivable balance was comprised of amounts owed from contracted payors. Our U.S. facilities primarily perform routine elective surgery that is scheduled in advance by physicians who have already seen the patient. As part of our internal control processes, we verify benefits, obtain insurance authorization, calculate patient financial responsibility and notify the patient of their responsibility, all prior to surgery. The nature of our business is such that we do not have any significant receivables that are pending approval from third party payors. We also focus our collection efforts on aged accounts receivable. However, due to complexities involved in insurance reimbursements and inherent limitations in verification procedures, our business will always have some level of bad debt expense. In both 2007 and 2006, our bad debt expense attributable to U.S. revenue was approximately 2%. In addition, as of December 31, 2007 and 2006, our average days sales outstanding in the U.S. were 36 and 39 days, respectively. The aging of our U.S. accounts receivable at December 31, 2007 was: 63% less than 60 days old, 17% between 60 and 120 days and 20% over 120 days old. Our U.S. bad debt allowance at December 31, 2007 and 2006 represented approximately 21% and 17% of our U.S. accounts receivable balance, respectively.

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

Equity-based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires us to measure and recognize compensation expense for all share-based payment awards based on estimated fair values at the date of grant. Determining the fair value of share-based awards requires judgment in developing assumptions, which involve a number of variables. We calculate fair value by using the Black-Scholes option-pricing model, which requires estimates for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. In addition, estimates of the number of share-based awards that are expected to be forfeited must be made. Where applicable, we also estimate the expected service period over which our restricted stock awards will vest, as well as make estimates regarding whether or not performance-based restricted stock will vest. Each of these assumptions, while reasonable, requires a certain degree of judgment and the fair value estimates could vary if actual results are materially different than those initially applied.

Merger Transaction

Pursuant to an Agreement and Plan of Merger (the Merger) dated as of January 7, 2007, between an affiliate of Welsh, Carson, Anderson & Stowe X, L.P. (Welsh Carson), we became a wholly owned subsidiary of USPI Holdings, Inc. on April 19, 2007. USPI Holdings is a wholly owned subsidiary of USPI Group Holdings, Inc. (Parent), which is owned by an investor group that includes affiliates of Welsh Carson, members of our management and other investors.

In the Merger, all of our stockholders received $31.05 in cash for each share of common stock owned. Additionally, all of our unvested restricted stock awards, except as otherwise agreed to by the holder and Parent, immediately vested and the holders of restricted stock awards also received $31.05 per share in cash. Holders of stock options issued by us, including unvested stock options, received cash equal to $31.05 per option minus the exercise price of the option multiplied by the number of shares subject to the option.

The transaction was valued at approximately $1.8 billion, including the assumption of $153.6 million of our existing debt. The funds necessary to consummate the transaction were approximately $1.7 billion, including $1.4 billion to pay then current stockholders and equity award holders, approximately $199.4 million to repay certain existing indebtedness and approximately $47.1 million to pay related fees and expenses. The remainder of the net proceeds was remitted to the Company. The transaction was financed by:

•	an investment of cash and rollover equity in the equity of Parent by Welsh Carson, management and other equity investors of approximately $785.0 million;

•	borrowings by the Company of $430.0 million in new senior secured credit facilities;

•	the issuance by the Company of $240.0 million in aggregate principal amount of 8 7/8% senior subordinated notes, due 2017, and $200.0 million in aggregate principal amount of 9 1/4%/10% senior subordinated toggle notes, due 2017;

•	additional borrowings of £10.0 million (approximately $19.7 million) by Global Healthcare Partners Limited, which was repatriated to the U.S.; and

•	approximately $21.9 million of cash on hand.

Acquisitions, Equity Investments and Development Projects

In February and March 2007, we acquired controlling equity interests in three ambulatory surgery centers in the St. Louis, Missouri area for approximately $23.2 million in cash, which is net of $0.7 million of cash acquired. Effective May 1, 2007, we acquired a controlling interest in a surgery center in the Houston, Texas area for approximately $9.0 million, which is net of $0.1 million of cash acquired. Also, effective May 1, 2007, we acquired an additional controlling interest in another ambulatory surgery enter in the St. Louis area for approximately $28.7 million in cash, which is net of $0.9 million of cash acquired. Effective September 1, 2007, we exercised our buy-up option in five of our existing St. Louis facilities for approximately $34.3 million doubling our ownership in those facilities. During 2007, eleven new ambulatory surgery centers developed and operated by us commenced operations.

We also engage in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of non-controlling equity interests in surgical facilities, the investment of additional cash in surgical facilities under development and payments of additional purchase price for previously acquired facilities based on the resolution of certain contingencies in the original purchase agreements. During the combined year ended December 31, 2007, investing transactions that were not business combinations resulted in a net cash outflow of approximately $0.2 million and can be summarized as follows:

•	Receipt of $9.8 million from a not-for-profit hospital partner that obtained additional ownership in certain of our surgical facilities in the Chicago, Illinois area;

•	Receipt of $0.5 million from a not-for-profit hospital partner that obtained additional ownership in one of our facilities in the Oklahoma City, Oklahoma area;

•	Investment of $5.7 million in a company jointly operated with one of our not-for-profit hospital partners, which the joint venture used to acquire ownership in a surgical hospital in the Houston, Texas area;

•	Investment of $1.5 million in a joint venture with one of our not-for-profit hospital partners, which the joint venture used to acquire ownership in a surgery center in the Detroit, Michigan area; and

•	Net payment of approximately $3.3 million related to other purchases and sales of equity interests and contributions of cash to equity method investees.

Effective January 1, 2006, we acquired controlling interests in five ambulatory surgery centers in the St. Louis, Missouri area for approximately $50.6 million in cash, of which $8.3 million was paid in December 2005. On August 1, 2006, we acquired controlling interests in three additional ambulatory surgery centers in the St. Louis, Missouri area for approximately $16.6 million in cash.

Effective April 19, 2006, we completed the acquisition of 100% of the equity interests in Surgis, Inc., a privately-held, Nashville-based owner and operator of surgery centers. Accordingly, the results of Surgis are included in our results beginning on April 19, 2006. We paid cash totaling $193.1 million, which is net of $5.9 million cash acquired, and additionally assumed approximately $15.6 million of debt and other liabilities owed by subsidiaries of Surgis. We funded the purchase through a combination of $112.0 million of cash on hand and $87.0 million of borrowings under our revolving credit agreement. Surgis operated 24 ambulatory surgery centers and had seven additional facilities under development, of which three were under construction. Of the 24 operational facilities, we sold our interests in two facilities during 2006. As the sales prices approximated the fair value estimated when we acquired Surgis, no gain or loss was recognized on the sales of our interests in these two entities, whose operations had contributed less than $0.01 to our diluted earnings per share in 2006. Two of the three facilities under construction opened during 2006. The third facility opened in January 2007; we sold our interests in this and one other Surgis facility in 2007. See “Discontinued Operations and Other Dispositions.”

Effective July 1, 2006, we paid $3.8 million in cash in June 2006 to acquire a surgery center and related real estate in Corpus Christi, Texas.

On September 1, 2006, the Company acquired a controlling interest in an ambulatory surgery center in Rockwall, Texas for approximately $10.9 million in cash.

During the year ended December 31, 2006, investing transactions that were not business combinations resulted in a net cash inflow of approximately $14.1 million, which can be summarized as follows:

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

Discontinued Operations and Other Dispositions

In March 2007, we classified the operations of one of our surgery centers as held for sale, which was acquired as part of the Surgis acquisition in April 2006. We sold our interests in this center effective November 1, 2007. Sales proceeds were immaterial for this facility, which had only been open a few months when we initiated our plan of sale. The results of operations of this surgery center have been reclassified to discontinued operations for all periods presented. We recorded a pretax loss of approximately $0.9 million on the sale of this center.

On April 1, 2007, we sold controlling interests in two facilities we operate in Corpus Christi, Texas, to a not-for-profit hospital partner for $6.1 million in cash. As a result of the sale, we recorded a pretax gain of approximately $0.9 million, which is recorded in other income (expense) in the Predecessor’s consolidated statement of operations. Additionally, effective July 1, 2007, we sold controlling interests in two facilities we operate in the Dallas, Texas area to a not-for-profit hospital partner for $3.7 million in cash. No gain or loss was recorded on the sale as the sales price approximated the carrying value. Our continuing involvement as an equity method investor and manager in these four facilities prevents the facilities from being classified as discontinued operations.

In September 2007, we sold our interests in a facility in Atlanta, Georgia for approximately $1.8 million and recorded a pretax gain of approximately $0.5 million, which is recorded in other income (expense) in the consolidated statement of operations. Also, in September 2007, we signed an agreement to sell our interests in a facility in Baltimore, Maryland, whose sale became final in December 2007. We recorded a pretax loss of approximately $1.2 million related to this sale, which is recorded in other income (expense) in the consolidated statement of operations; sales proceeds were immaterial. Because these investments were accounted for under the equity method, the results of operations of these facilities are not reported as discontinued operations.

Effective December 1, 2007, we sold our interests in a facility in the Houston, Texas area that was also acquired as part of the Surgis acquisition. The results of operations of this surgery center have been reclassified to discontinued operations for all periods presented. We received immaterial sales proceeds and recorded a pretax loss of approximately $0.6 million on the disposal of this center, which had become operational in January 2007. Also, in December 2007, we signed an agreement to sell our interests in a facility in Alabama. The sale is effective January 1, 2008. In December 2007, we recorded a pretax loss of approximately $2.2 million on the write-down of its assets and liabilities as held for sale. Additionally, we have classified the results of operations of this facility as discontinued operations for all periods presented.

On March 31, 2006, we sold our equity interest in a surgery center in Lyndhurst, Ohio, for $0.5 million in cash. The results of operations of this surgery center have been reclassified to discontinued operations for all periods presented. In, addition, our total loss from discontinued operations in 2006 includes the loss on the sale of approximately $5.7 million, net of tax.

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenue of the facilities that we consolidate for financial reporting purposes, which are those in which we have ownership interests of greater than 50% or otherwise maintain effective control;

•	management and contract service revenue, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and other contracted services to physicians and hospitals. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Years Ended December 31,
	Combined

	2007	2006	2005

Net patient service revenues	89%	90%	92%
Management and contract service revenues	10	9	8
Other revenues	1	1	—

Total revenues	100%	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. These revenues comprise a slightly lower percentage of our total revenues for the combined year ended December 31, 2007 than for the corresponding prior year period as a result of our adding, as part of the Surgis acquisition on April 19, 2006, an endoscopy services business whose revenues are classified within management and contract service revenues.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Years Ended December 31,
	Combined

	2007	2006	2005

Management of surgical facilities	$34,161	$26,623	$20,069
Contract services provided to physicians, hospitals and related entities	31,484	25,613	15,835

Total management and contract service revenues	$65,645	$52,236	$35,904

The following table summarizes our revenues by operating segment:

	Years Ended December 31,
	Combined

	2007	2006	2005

United States	82%	83%	81%
United Kingdom	18	17	19

Total	100%	100%	100%

The number of facilities we operate increased by 14 from December 31, 2006 to December 31, 2007. All of these additional facilities are in the United States. However, this increase was weighted heavily toward facilities we account for under the equity method (an increase of 13). Our revenues related to equity method facilities are limited to the service fees we earn for managing them; their underlying patient service revenues are not included in ours. This factor, together with strong growth in our U.K. facilities, all of which we consolidate, as well as the strengthening of the British pound throughout 2007, caused the proportion of our total revenues that is derived from the United States to be slightly lower for the combined twelve months ended December 31, 2007 than in the corresponding prior year period.

From 2005 to 2006, the change in proportions of our revenues earned from each country was driven by different factors, most notably our acquisition of Surgis, which operated 24 facilities in the U.S. The number of U.S. facilities for the period ended December 31, 2006 as compared to the corresponding prior year increased by 42, which caused an increase in revenues earned in the United States as a percentage of overall revenue as compared to the year ended December 31, 2005.

Equity in Earnings of Unconsolidated Affiliates

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for the majority of our facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (dollars in thousands):

	Years Ended December 31,
	Combined

	2007	2006	2005

Revenues	$788,813	$610,160	$443,292
Equity in earnings of unconsolidated affiliates	118	224	27
Operating expenses:
Salaries, benefits, and other employee costs	207,154	150,625	109,734
Medical services and supplies	166,229	125,981	86,573
Other operating expenses	203,841	150,108	111,140
Depreciation and amortization	41,057	29,884	20,287

Total operating expenses	618,281	456,598	327,734

Operating income	170,650	153,786	115,585
Interest expense, net	(20,501)	(14,400)	(10,560)
Other	1,843	282	772

Income before income taxes	$151,992	$139,668	$105,797

Long-term debt	$278,417	$169,304	$118,458
USPI’s equity in earnings of unconsolidated affiliates	33,773	31,568	23,998
USPI’s imputed weighted average ownership percentage based on affiliates’ pretax income(1)	22.2%	22.6%	22.7%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	26.9%	29.2%	28.1%
Unconsolidated facilities operated at period end	93	80	57

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about its involvement in equity method investments.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This percentage is lower at December 31, 2007 as compared to prior periods as a result of our largest U.S. facility, in which we own a 25% interest, borrowing to finance a major expansion during 2007. This percentage is higher in 2006 as compared to the corresponding prior year due primarily to our acquisition, in the second quarter of 2006, of four facilities in which we own a majority economic interest but account for under the equity method due to a lack of effective control over the facilities’ operations. This is a non-GAAP measure but management believes it provides further useful information about its involvement in equity method investments.

One of our equity method investments, Texas Health Ventures Group, L.L.C., is considered significant to our consolidated financial statements under regulations of the SEC. As a result, we have filed Texas Health Ventures Group, L.L.C.’s consolidated financial statements with this Form 10-K for the appropriate periods.

Results of Operations

The following table summarizes certain consolidated statements of operations items expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	Combined

	2007	2006	2005

Total revenues	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	5.2	5.5	5.2
Operating expenses, excluding depreciation and amortization	(74.2)	(71.7)	(69.8)
Depreciation and amortization	(6.1)	(6.1)	(6.6)

Operating income	24.9	27.7	28.8
Minority interests in income of consolidated subsidiaries	(9.8)	(9.5)	(8.3)
Interest and other expense, net	(11.6)	(7.3)	(4.7)

Income from continuing operations before income taxes	3.5	10.9	15.8
Income tax expense	(2.9)	(3.9)	(5.6)

Income from continuing operations	0.6	7.0	10.2
Loss from discontinued operations	(0.4)	(1.0)	—

Net income	0.2%	6.0%	10.2%

Executive Summary

We continue to grow our existing facilities, develop new facilities with our not-for-profit hospital partners, and add others selectively through acquisition, and our operating results continue to be strong. We experienced double-digit revenue growth rates in both countries in which we operate and made significant investments in key markets and facilities which we believe position us well for continued growth. We were acquired by a private equity firm in 2007, which resulted in higher amounts of debt and interest expense, as well as one-time expenses related to the Merger transaction which affect the comparability of our results with prior periods.

We added 20 facilities in 2007, of which we developed eleven and added nine through acquisitions, all in the United States. Also in 2007, we sold our interests in four facilities and classified our interest in another facility as held for sale. Our acquisition and development activity continues to be heavily concentrated in markets where we have a not-for-profit hospital partner or where we have a strong presence of existing facilities. Consistent with this growth strategy, we also selectively divest of facilities that do not meet either our financial targets or are in markets that do not have the growth opportunities that we have in our strategic markets. The number of facilities we operate with a hospital partner increased by 13 from December 31, 2006 to December 31, 2007, as compared to a net increase of only one facility operated without a hospital partner. Our development pipeline remains strong, with ten facilities under development at December 31, 2007, of which eight have reached the stage of commencing construction. All but two of these ten facilities are being developed with a hospital partner.

As further described herein, on January 8, 2007, we announced that we had entered into an Agreement and Plan of Merger dated as of January 7, 2007 with certain affiliates of Welsh Carson. On April 19, 2007, the Merger was consummated, and we became wholly owned by an investor group that includes affiliates of Welsh Carson, members of our management and other investors. As a result of the Merger, we no longer have publicly traded equity securities. A significant portion of the purchase price for the Merger was funded with privately offered senior subordinated notes that were exchanged for publicly traded notes in an exchange offer completed in August 2007.

The comparability of our results with the corresponding prior year periods has been impacted by our incurring expenses related to the Merger. These expenses decreased our operating income by $25.4 million in the combined year ended December 31, 2007. Excluding Merger-related expenses, our operating income increased by $28.5 million for the combined year ended December 31, 2007 as compared to the prior year. Excluding these expenses, our operating income margins were up 100 basis points during the combined year ended December 31, 2007 as compared to the prior year. These increases in profit are driven by increases in the volume of services provided at our facilities, the rate at which we are reimbursed for those services, and by our acquiring additional businesses since December 31, 2006. As in late 2006, U.S. facilities open for more than a year experienced double-digit revenue growth rates during the combined year ended December 31, 2007, primarily due to our newer facilities continuing to ramp up their operations. At our U.K. facilities, capital projects and operational improvements undertaken during 2006, together with favorable currency exchange rates, continued to drive increases in revenues and earnings.

Revenues

Our consolidated net revenues increased approximately 13% during the combined year ended December 31, 2007 as compared to the prior year. This increase was driven primarily by growth in facilities we owned both years. In addition, we added significant amounts of revenues as a result of acquisitions made during 2007 and 2006. Given that we account for the majority of our facilities under the equity method, we focus on our facilities’ overall growth rates, without regard to whether their revenues are included in ours, in analyzing the overall health of our business, for our earnings are the same whether or not we consolidate a facility’s revenues and expenses.

On an overall basis, our U.S. facilities open for more than one year (same store facilities) experienced revenue growth of 10% in 2007, as compared to 9% in 2006 and 2005. This slight improvement was driven primarily by improvements in the rates at which insurance companies and other payors reimburse us for services we provide to patients. While our surgical case volumes grew at a slightly slower rate of 6% in 2007, versus 7% in 2006, our revenue per case increased by 3% in 2007, as compared to 2% in 2006.

Most of this improvement was from our ambulatory surgery centers, which had experienced no growth in revenue per case in 2006 and grew at 2% in this measure for 2007. We believe this improvement is driven by the stabilization of some of the factors adversely affecting this measure in 2006, most notably that we experienced less impact from workers’ compensation rate reductions in 2007. While this was beneficial to our year-over-year comparisons, other such rate reductions are possible, and many other payors continue to provide only inflationary increases in reimbursement rates.

In July 2007, the Centers for Medicare and Medicaid Services published new reimbursement rates for ambulatory surgery centers, which are to be phased in over a four-year period beginning in 2008. Medicare currently comprises approximately 11% of our revenue, and we expect to experience a slightly positive impact of these rate changes beginning in 2008. In addition, the Centers for Medicare and Medicaid Services proposed linking reimbursement rates for ambulatory surgery centers to rates paid to hospital outpatient departments beginning in 2008. While we believe ambulatory surgery centers should be reimbursed at a rate higher than the Centers for Medicare and Medicaid Services’ proposed 65% of hospital outpatient department rates, we nonetheless view the linkage in payments as a favorable long-term development for our business.

Measured in the constant currency, our U.K. same store facility revenues grew 13% for the combined year ended December 31, 2007, as compared to the 6% growth experienced in the corresponding prior year period. The growth achieved during 2007 was driven largely by capital projects and operational improvements introduced in the first half of 2006, which has resulted in higher admissions, more favorable case mix and an increase in revenue per patient. The overall growth in revenues in the U.K. was also affected by favorable exchange rates, as noted in the table below.

The following table summarizes the revenue growth at our same store facilities:

	Years Ended December 31,
	Combined

	2007	2006	2005

United States facilities:
Net revenue	10%	9%	9%
Surgical cases	6%	7%	4%
Net revenue per case(1)	3%	2%	5%
United Kingdom facilities:
Net revenue using actual exchange rates	23%	7%	6%
Net revenue using constant exchange rates(2)	13%	6%	7%
All same store facilities:
Net revenue using actual exchange rates	11%	9%	9%

(1)	Our overall domestic same store growth in net revenue per case for each year was favorably impacted by the growth at our eleven same store surgical hospitals, which on average perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers.

(2)	Calculated using 2007 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

Joint Ventures with Not-for-Profit Hospitals

The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (de novos) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. Our acquisitions of Surgis in April 2006 and a total of 12 facilities in St. Louis during 2006 and 2007, resulted in a net increase of 33 in the number of facilities we operate without a hospital partner at December 31, 2007 as compared to December 31, 2005. We are in active discussions with our hospital partners in several markets and expect to affiliate many of these facilities with a hospital partner in the future. Of the eight facilities under construction at December 31, 2007, six involve a hospital partner. Three of these eight facilities opened in January or February 2008. In addition, both of our projects in the earlier stages of development involve a hospital partner. The following table summarizes the facilities we operated as of December 31, 2007, 2006, and 2005:

	2007	2006	2005

United States facilities(1):
With a hospital partner	91	78	66
Without a hospital partner	61	60	30

Total U.S. facilities	152	138	96
United Kingdom facilities	3	3	3

Total facilities operated	155	141	99

Change from prior year-end:
De novo (newly constructed)	11	8	9
Acquisition	9	38	4
Disposals(2)	(6)	(4)	(1)

Total increase in number of facilities	14	42	12

(1)	At December 31, 2007, physicians own a portion of all of these facilities.

(2)	We sold our ownership interests in facilities in Canton, Mississippi; Atlanta, Georgia; Baltimore, Maryland; and Houston, Texas and classified one facility as held for sale during 2007. Additionally, we ceased operating a facility effective October 1, 2007 although we still hold an ownership interest. During 2006, we sold our ownership interests in facilities in Lyndhurst, Ohio and Chicago, Illinois. We also disposed of Surgis’ interests in two of its facilities, one in Phoenix, Arizona, the other in Ocean Springs, Mississippi.

Facility Operating Margins

U.S. same store facility operating margins have decreased in each of the past three years. This trend has been most notable for the facilities we operate with a hospital partner. For the combined year ended December 31, 2007, the same store facility operating margin decrease was entirely attributable to facilities we operate with a hospital partner, as the margins of our other facilities actually improved slightly compared to 2006. This is due primarily to two factors. First, the capacity of the largest U.S. facility we operate has been significantly expanded during 2007. Most of this project has been completed. However, this facility, which is operated with a hospital partner, experienced a significant drop in operating margin during the third and fourth quarters of 2007 as it has a higher cost structure without yet experiencing a corresponding increase in revenues. Revenues are increasing, though, and we expect this facility’s margin to continue to recover in 2008. In addition, we increased the emergency room capabilities at seven of our surgical hospitals during 2007, which did not initially generate proportional increases in revenues. We operate all of the affected hospitals with a not-for-profit hospital partner.

While 2006 margins decreased by only 50 basis points, we experienced a 200 basis point decrease in 2005, when a lapsed managed care contract hurt our operating margins in a major market, one in which we have a hospital partner. We also experienced workers’ compensation rate reductions in several states during 2005. These factors stabilized somewhat during 2006.

In all three years, the facilities partnered with not-for-profit hospitals generated lower margins as a group than the group of facilities operated without a hospital partner. This relationship is primarily due to our acquisition and development activities. Our development of new facilities is almost always undertaken with a hospital partner. After these facilities have been open for more than a year, and consequently move into our same store group of facilities, they typically do not initially generate operating margins as high as more mature facilities. Because their revenue bases are growing, these facilities generally have an adverse impact on the average operating margin of the hospital-partnered group of facilities for some period of time beginning in their second year of operations. We have added 29 facilities to the hospital-partnered same store group since December 31, 2005, of which 16 were newly developed facilities whose margins are still ramping up. Conversely, with respect to facilities we operate without a hospital partner, we have added 32 facilities to the same store group since December 31, 2005, of which only one was developed by us. The other 31 facilities were added through acquisitions and were relatively mature when acquired. This relationship can change depending on which facilities we succeed in partnering with a not-for-profit hospital.

Our U.K. facilities, which represent three of our 155 facilities at December 31, 2007, experienced an increase in overall facility margins in the combined year ended December 31, 2007 as compared to prior year, primarily as a result of more favorable case mix during 2007 and increased volumes resulting from capital projects undertaken during 2006.

The following table summarizes our year-over-year increases (decreases) in same store operating margins (see footnote 1 below):

	Year Ended December 31,
	Combined

	2007		2006		2005

United States facilities:
With a hospital partner	(210	) bps	(50	) bps	(270	) bps
Without a hospital partner	40		(50)		(20)
Total U.S. facilities	(140)		(50)		(200)
United Kingdom facilities(2)	300	bps	(205	) bps	(90	) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	Calculated using 2007 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant translation rate more accurately reflects the trend of the business.

Combined Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Revenues increased by $77.0 million, or 13.4%, to $651.5 million for the combined year ended December 31, 2007 from $574.5 million for the year ended December 31, 2006. The primary source of this increase is growth of facilities we operated in both years, which contributed $42.2 million more revenues in the combined twelve months ended December 31, 2007 as compared to the prior year period. This increase was driven by increases in volumes of services and the rates at which we are reimbursed for services. Also included was a positive impact of $9.2 million due to the U.S. dollar weakening against the British pound, whose impact on net income was less than $1 million due to expenses also being impacted. Also affecting the comparability of our revenues were our acquisitions of Surgis in April 2006 and of numerous other facilities in 2006 and 2007; these entities contributed $34.8 million of incremental revenues during the combined twelve months ended December 31, 2007.

Equity in earnings of unconsolidated affiliates increased by $2.2 million, or 7.0% to $33.8 million for the combined year ended December 31, 2007 from $31.6 million for the year ended December 31, 2006. This increase was primarily driven by same store growth, acquisitions of additional facilities we account for under the equity method, and the deconsolidation of three facilities which we now account for under the equity method. The overall increase was reduced by a decrease in equity in earnings from our largest U.S. facility, which is incurring higher expenses as a result of a major expansion.

Operating expenses, excluding depreciation and amortization, increased by $71.5 million, or 17.4%, to $483.5 million for the combined year ended December 31, 2007 from $412.0 million for the year ended December 31, 2006. Operating expenses, excluding depreciation and amortization, increased as a percentage of revenues to 74.2% for the combined year ended 2007, from 71.7% for the year ended 2006. This increase as a percentage of revenues is primarily attributable to approximately $25.4 million of expenses incurred related to the Merger being classified within operating expenses.

Depreciation and amortization increased $4.6 million, or 13.1%, to $39.5 million for the combined year ended December 31, 2007 from $34.9 million for the year ended December 31, 2006, primarily as a result of additional depreciation on tangible assets added through acquisitions and expansions of our facilities, and additionally as a result of our recording the fair value of intangibles and fixed assets with respect to the Merger. The values of our definite-lived intangibles were adjusted to fair value effective April 19, 2007, resulting in increased carrying values for these assets and increases in amortization. Depreciation and amortization, as a percentage of revenues, was 6.1% for the combined year ended December 31, 2007 and the year ended December 31, 2006.

Operating income increased $3.1 million, or 2.0%, to $162.3 million for the combined year ended December 31, 2007 from $159.2 million for the year ended December 31, 2006. Operating income, as a percentage of revenues, decreased to 24.9% for the combined year ended December 31, 2007 from 27.7% for the prior year, primarily as a result of the additional $25.4 million of expenses incurred related to the Merger in April 2007 as discussed above.

Interest expense, net of interest income, increased $44.7 million to $73.3 million for the combined year ended December 31, 2007 from $28.6 million for the year ended December 31, 2006 as a result of our significant new borrowings in conjunction with the Merger.

Other expense, net of other income decreased $11.0 million to $2.1 million of other expense for the combined year ended December 31, 2007 from $13.1 million of other expense for the year ended December 31, 2006, primarily due to the August 2006 loss of $14.9 million related to the early retirement of our Senior Subordinated Notes. As a result of the Merger, we also recorded a loss on the early retirement of debt in April 2007 of $2.4 million. The losses on the early retirement of debt represent the excess of payments made to retire the debt over the debt’s carrying value, including writing off the unamortized portion of costs incurred in originally issuing the debt.

Minority interests in income of consolidated subsidiaries increased $9.3 million, or 17.0%, to $63.9 million for the combined year ended December 31, 2007 from $54.6 million for the year ended December 31, 2006, primarily due to the increased profitability of our existing consolidated facilities and additionally due to our acquisition activities, which primarily involve our acquiring less than 100% ownership.

Provision for income taxes was $18.8 million, representing an effective tax rate of 81.9%, for the combined year ended December 31, 2007, compared to $22.8 million, representing an effective tax rate of 36.2%, for the year ended December 31, 2006. The increase is driven by two factors, both resulting primarily from the Merger. First, due to our higher interest expense after the Merger and goodwill amortization deducted for income tax purposes, our U.S. operations are no longer generating federal taxable income, and we are instead generating net operating loss carryforwards. We do not consider it more likely than not that we will be able to utilize these net operating loss carryforwards, and therefore we established a valuation allowance against them resulting in no net federal tax benefit attributable to the losses. Second, our effective state tax rate has increased. While we are generating net operating losses for federal purposes, our operations in individual states continue to generate taxable income, with the resulting state income tax now being compared to lower consolidated pretax income. In addition, we are paying more taxes in Texas, where we operate 49 of our 152 U.S. facilities, as a result of a new gross margin tax that went into effect January 1, 2007.

Income from continuing operations was $4.1 million for the combined year ended December 31, 2007 compared to $40.1 million for the year ended December 31, 2006. As described above, this decrease was primarily caused by Merger-related costs and expenses. We have incurred Merger-related expenses and a loss on the early retirement of debt in completing the transaction. In addition, we have significantly higher debt balances as a result of the Merger, which greatly increased our interest expense beginning on April 19, 2007.

In 2007, we classified the operations of three surgery centers, located in Mississippi, Texas and Alabama, as discontinued operations. We recorded a loss of $2.4 million, net of tax, related to the sale of these facilities. In the first quarter of 2006, we sold our operations in Lyndhurst, Ohio, which competed with a facility operated by Surgis. We recorded a loss on the sale of approximately $5.7 million, net of tax. Because all of these facilities have been classified as discontinued operations, our consolidated statements of operations and the year over year comparisons reflects the historical results of their operations in discontinued operations for all years presented.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues increased by $109.2 million, or 23.5%, to $574.5 million for the year ended December 31, 2006 from $465.3 million for the year ended December 31, 2005. This increase consisted primarily of revenues of newly constructed or acquired facilities and growth of our same store facilities, offset by the deconsolidation of one of our Fort Worth facilities. Revenue growth contributed by facilities acquired or opened from December 31, 2005 to December 31, 2006, including the acquisition of Surgis, caused an increase of approximately $102.3 million in revenues. Included in this increase is the $6.8 million of other revenue related to Surgis salary cost pass through provisions. The deconsolidation of the Fort Worth facility caused a net $17.6 million decrease in revenue. The increase in revenues from same store facilities provided most of the remaining $24.5 million of revenue growth. The U.S. same store facilities performed approximately 7% more surgical cases, while net revenue per case grew 2% the twelve months ended December 31, 2006 as compared to the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2006 exchange rates for both periods, were $5.1 million higher during the year ended December 31, 2006 than in the corresponding prior year period. The U.S. dollar being weaker relative to the British pound in 2006 than in the corresponding prior year period resulted in a $1.4 million increase in revenues.

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

Operating expenses, excluding depreciation and amortization, increased by $87.4 million, or 27.0%, to $412.0 million for the year ended December 31, 2006 from $324.6 million for the year ended December 31, 2005. Operating expenses, excluding depreciation and amortization, increased as a percentage of revenues to 71.7% for the year ended 2006, from 69.8% for the year ended 2005. This increase as a percentage of revenues is mainly attributable to an increase in our equity-based compensation expense. Adopting new accounting rules requiring the expensing of stock options and other equity-based compensation effective January 1, 2006, together with other increases in our equity-based compensation expense, increased our operating expenses as a percentage of total revenues by 130 basis points in 2006. Also contributing to the increase are the salary cost pass through provisions of certain Surgis management agreements which resulted in our recording $6.8 million of both revenue and expense, and unfavorable case and payer mix at some of our larger facilities.

Depreciation and amortization increased $4.3 million, or 14.2%, to $34.9 million for the year ended December 31, 2006 from $30.6 million for the year ended December 31, 2005. This amount increased due primarily as a result of depreciation of assets added through acquisitions and newly opened facilities. Depreciation and amortization as a percentage of revenues decreased to 6.1% for the year ended December 31, 2006 from 6.6% for the year ended December 31, 2005 due to our increased revenue.

Operating income increased $25.0 million, or 18.6%, to $159.2 million for the year ended December 31, 2006 from $134.2 million for the year ended December 31, 2005. Operating income, as a percentage of revenues, decreased to 27.7% for the year ended December 31, 2006 from 28.8% for the prior year, primarily as a result of the negative impact of changes in equity-based compensation expense, the Surgis management agreement gross-ups, and unfavorable case and payer mix at some facilities, all described above, more than offsetting the leveraging of corporate overhead, depreciation, and amortization across more facilities.

Interest expense, net of interest income, increased $5.6 million, or 24.4%, to $28.6 million for the year ended December 31, 2006 from $22.9 million for the year ended December 31, 2005, primarily as a result of borrowings made under the revolving credit facility used to fund a portion of the Surgis acquisition.

Other expense, net of other income increased $13.6 million to $13.1 million of other expense for the year ended December 31, 2006 from $0.5 million of other income for the year ended December 31, 2005, primarily due to the August 2006 loss of $14.9 million related to the early retirement of our Predecessor’s Senior Subordinated Notes (Notes). The repayment of the Notes was financed with the proceeds of our Predecessor’s $200.0 million term loan facility (the Term B facility). The loss represents the excess of payments made to retire the Notes over their carrying value, including writing off the unamortized portion of costs incurred in originally issuing the Notes.

Minority interests in income of consolidated subsidiaries increased $16.2 million, or 42.1%, to $54.6 million for the year ended December 31, 2006 from $38.4 million for the year ended December 31, 2005, primarily as a result of the net addition of 18 consolidating facilities from December 31, 2005 to December 31, 2006, and additionally due to the increased profitability of our existing consolidated facilities.

Provision for income taxes was $22.8 million, representing an effective tax rate of 36.2%, for the year ended December 31, 2006, compared to $26.2 million, representing an effective tax rate of 35.7%, for the year ended December 31, 2005, primarily as a result of minimal state tax benefit being generated by the loss on early retirement of debt. Although the loss generated a deduction for federal taxes, it generated only a minimal deduction for state tax purposes. Since the loss lowered taxable income, but only minimally lowered our state tax liability, our overall effective tax rate was higher for the year ended December 31, 2005 as compared to the prior year.

Income from continuing operations was $40.1 million for the year ended December 31, 2006 compared to $47.1 million for the year ended December 31, 2005. Excluding the loss from early termination of debt of $9.7 million, net of tax, income from continuing operations increased $2.7 million as compared to prior year. This $2.7 million increase primarily results from the increased revenues being partially offset by incremental equity-based compensation expense, as discussed above.

In the first quarter of 2006, we sold our operations in Lyndhurst, Ohio, which competed with a facility operated by Surgis. As a result, our consolidated statements of operations and the year over year comparison below reflects the historical results of its operations in discontinued operations for all years presented. We recorded a loss on the sale of approximately $5.7 million, net of tax.

Liquidity and Capital Resources

	Years Ended December 31,
	Combined

	2007	2006	2005

Net cash provided by operating activities	$97,184	$102,129	$107,031
Net cash used in investing activities	(99,647)	(279,337)	(102,042)
Net cash provided by financing activities	47,516	80,055	32,062

Overview

At December 31, 2007, we had cash and cash equivalents totaling $76.8 million, as compared to $31.7 million at December 31, 2006. The increase is primarily due to our not yet deploying all cash flows generated by our operating activities. Our net borrowings for the year can be attributed to our borrowing of approximately $890.0 million in conjunction with the Merger with Welsh Carson in April 2007. Our payments on long-term debt during the combined year ended December 31, 2007, including our repayment of our Term B debt in conjunction with the Merger of approximately $199.4 million was $234.3 million. Our financing activities also included a net equity contribution from our new parent company of $779.3 million, offset by our payment to the former stockholders of USPI in conjunction with the Merger in the amount of $1.4 billion. A more detailed discussion of changes in our liquidity follows.

Operating Activities

Our cash flows from operating activities were $97.2 million, $102.1 million, and $107.0 million in the combined year ended December 31, 2007, and for the years ended December 31, 2006, and 2005, respectively. Operating cash flows in 2007 were adversely affected by the payment of Merger related expenses and the higher interest expense resulting from the Merger, partially offset by more of our income tax expense being deferred as opposed to currently payable, also as a result of the Merger. The 2005 figure was favorably impacted by an $11.8 million collection of other receivables during the first half of 2005 that did not occur in the other years.

A significant element of our cash flows from operating activities is the collection of patient receivables and the timing of payments to our vendors and service providers. Collections efforts for patient receivables are conducted primarily by our personnel at each facility or in centralized service centers for some metropolitan areas with multiple facilities. These collection efforts are facilitated by our patient accounting system, which prompts individual account follow-up through a series of phone calls and/or collection letters written 30 days after a procedure is billed and at 30 day intervals thereafter. Bad debt reserves are established in increasing percentages by aging category based on historical collection experience. Generally, the entire amount of all accounts remaining uncollected 180 days after the date of service are written off as bad debt and sent to an outside collection agency. Net amounts received from collection agencies are recorded as recoveries of bad debts. At December 31, 2007, the increase in cash related to accounts payable and other current liabilities was $1.7 million, excluding the $13.3 million in accrued but unpaid interest at December 31, 2007. Our operating cash flows, including changes in accounts payable and other current liabilities, are impacted by the timing of payments to our vendors. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. In 2007, 2006 and 2005, we did not make any significant changes to our payment timing to our vendors.

Our net working capital deficit was $12.6 million at December 31, 2007 as compared to a net working capital deficit of $41.8 million in the prior year. The increases in cash and working capital were primarily due to our not yet deploying all cash flows generated by our operating activities. The overall negative working capital position at December 31, 2007 is primarily the result of $62.5 million due to affiliates associated with our cash management system being employed for our unconsolidated facilities. As discussed further below, we have sufficient availability under our revolving credit agreement, together with our expected future operating cash flows, to service our obligations.

Investing Activities

During the combined year ended December 31, 2007, and the years ended December 31, 2006 and 2005 our net cash used for investing activities was $99.6 million, $279.3 million and $102.0 million, respectively. The majority of the cash used in our investing activities relates to our purchases of businesses, incremental investment in unconsolidated affiliates and purchases of property and equipment. The $99.6 million of cash used in investing activities in combined year ended 2007 was funded primarily from cash on hand as well as draws upon the delayed draw feature of our senior secured credit facility. The $102.2 million of cash used in 2005 was funded primarily with the proceeds of the 2004 sale of our Spanish operations and cash flows from operations. During 2006, we received $28.3 million of cash proceeds from selling our interests in certain facilities, of which the most significant component was the receipt of $19.8 million as final payment for our Spanish operations.

Acquisitions and Sales

During the combined year ended December 31, 2007, we invested $83.8 million, net of cash received, for the purchase and sales of businesses and investments in unconsolidated affiliates. These transactions in 2007 are summarized as follows:

•	$51.9 million was paid to acquire controlling interests in four ambulatory surgery centers in the St. Louis, Missouri area;

•	$34.3 million was paid to acquire additional ownership interests via a buy-up option in five of our existing facilities in the St. Louis, Missouri area;

•	$9.8 million was received from a not-for-profit hospital partner that obtained additional ownership in certain of our surgical facilities in the Chicago, Illinois area;

•	$9.0 million was paid to acquire a controlling interest in an ambulatory surgery center in the Houston, Texas area;

•	$6.1 million was received from a not-for-profit hospital partner that obtained additional ownership in certain of our surgical in the Corpus Christi, Texas area;

•	$3.7 million was received from a not-for-profit hospital partner that obtained additional ownership in certain of our surgical facilities in the Dallas, Texas area;

•	$5.7 million was invested in a company jointly operated with one of our not-for-profit hospital partners, which the joint venture used to acquire ownership in a surgical hospital in the Houston, Texas area;

•	$1.5 million was invested in a joint venture with one of our not-for-profit hospital partners, which the joint venture used to acquire ownership in a surgery center in the Detroit, Michigan area;

•	$1.8 million was received from the sale of a surgery center in the Atlanta, Georgia area;

•	$0.5 million was received from a not-for-profit hospital partner that obtained additional ownership in one of our facilities in the Oklahoma City, Oklahoma area, and;

•	Net payment of approximately $3.3 million related to other purchases and sales of equity interests and contributions of cash to equity method investees.

During 2006 and 2005, we invested $280.9 million and $60.5 million, respectively (all net of cash acquired) to make similar acquisitions. The most significant of which was our acquisition of Surgis in April 2006 for approximately $193.1 million. These transactions are summarized in this Item 7 under the caption “Acquisitions, Equity Investments and Development Projects.”

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

Property and Equipment/Facilities under Development

In the combined year ended December 31, 2007, approximately $8.5 million of the property and equipment purchases related to ongoing development projects, and the remaining $9.6 million primarily represents purchase of equipment at existing facilities. We added $28.4 million of property and equipment in 2006, of which $14.7 million related to ongoing development projects and the remaining $13.7 million related to purchases at existing facilities. Additionally, in 2005, we added $12.4 million of property and equipment for development projects and purchased $18.3 million of property and equipment for existing facilities.

Currently, we and our affiliates have eight surgery centers under construction and two additional surgery centers in the development stage in the United States. Costs to develop a short-stay surgical facility, which include construction, equipment and initial operating losses, vary depending on the range of specialties that will be undertaken at the facility. Our affiliates have budgeted an average of $5.5 million for development costs for each of the ten surgery center projects. Development costs are typically funded with approximately 50% debt at the entity level with the remainder provided as equity from the owners of the entity. We have made substantially all of the equity contributions to which we are obligated for the projects under construction. Additionally, as each of these facilities becomes operational, each will have obligations associated with debt and capital lease arrangements.

Generally, we estimate that we will add 12 to 15 facilities per year, with the majority being new facilities developed by us. This program will continue to require substantial capital resources, which for this number of facilities we would estimate to range from $60.0 million to $80.0 million per year over the next three years. If we identify strategic acquisition opportunities that are larger than usual for us, then these costs could increase greatly. For example, in April 2006, we acquired Surgis for approximately $193.1 million, net of cash acquired.

Other than the specific transactions described above, our acquisition and development activities primarily include the development of new facilities, buyups of additional ownership in facilities we already operate, and acquisitions of additional facilities. These activities also include, in some cases, payments of additional purchase price to the sellers of acquired facilities based upon the resolution of certain contingencies or based upon acquired facilities achieving certain financial targets. We currently have no such obligations in place at December 31, 2007. In addition, the operations of our existing surgical facilities will require ongoing capital expenditures. The amount and timing of these purchases and related cash outflows in future periods is difficult to predict and is dependent on a number of factors including hiring of employees, the rate of change in technology/equipment used in our business and our business outlook.

Financing Activities

Cash flows used in financing activities was $47.5 million for the combined year ended December 31, 2007 and cash flows from financing activities was $80.1 million and $32.1 million for the years ended December 31, 2006 and 2005, respectively. Historically, our cash flows from financing activities have been received through proceeds from long-term debt, offset by payments on long-term debt, as well as proceeds received from the issuance of our common stock. In 2005 and 2006, we expanded our cash management program to include unconsolidated affiliates, which increased our cash flows from financing activities.

Debt

As a result of the Merger, we incurred significant new borrowings. Our previous revolving credit facility was cancelled and replaced with a new revolving credit facility, the outstanding balance of our previous Term B loan was fully repaid and new senior subordinated notes were issued in connection with the Merger. Additionally, the terms of our U.K. borrowings were amended and restated.

New senior secured credit facility

The new senior secured credit facility provides for borrowings of up to $630.0 million (with a $150.0 million accordion feature described below), consisting of (1) a $100.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. On April 19, 2007, we borrowed $430.0 million of the term loan facility concurrent with the Merger. In May 2007, we borrowed an additional $29.5 million under the delayed draw feature of the term loan facility to finance the acquisition of an additional surgery center in St. Louis, Missouri. In August 2007, we borrowed an additional $34.0 million under the delayed draw feature of the term loan facility to finance a buy-up of ownership in five of our existing St. Louis facilities. The remaining $36.5 million of the delayed draw feature of the term loan facility is available until December 31, 2008. In addition, we may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we pay quarterly commitment fees of 1.25% per annum and 0.50% per annum on the daily-unused commitment of the delayed draw facility and revolving credit facility, respectively. We also pay a quarterly participation fee of 2.125% per annum related to outstanding letters of credit. The term loans under the credit facility require principal payments each year in an amount of 1% per annum in equal quarterly installments. No principal payments are required on the revolving credit facility or delayed draw term loan facility during its delayed draw availability period. At December 31, 2007, we had $490.3 million of debt outstanding under the credit facility at an interest rate of approximately 7.4%. At December 31, 2007, we had $97.3 million available for borrowing under the revolving credit facility, representing the facility’s $100.0 million capacity net of $2.7 million of outstanding letters of credit.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We were in compliance with these covenants as of December 31, 2007.

New senior subordinated notes

Also in connection with the Merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, commencing on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest); or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. The Notes are unsecured senior subordinated obligations of our company; however, the Notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We were in compliance with these covenants as of December 31, 2007.

As required by the indenture governing the Notes, the Notes were registered with the SEC in August 2007.

United Kingdom borrowings

Historically, our credit agreement in the United Kingdom had provided for total borrowings of £55.0 million under four separate facilities. In April 2007, we entered into an amended and restated credit agreement, which covers the existing overdraft facility and existing term loan facilities (Term Loan A). This agreement increased the total overdraft facility by £0.5 million to £2.0 million, and added an additional term loan B facility of £10 million (approximately $19.8 million at December 31, 2007). The original proceeds from the term loan B facility were repatriated to the U.S. as part of the Merger. Excluding availability on the overdraft facility, no additional amounts can be borrowed under these facilities. At December 31, 2007, we had approximately £42.1 million (approximately $83.5 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 7.4%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are required on the Term Loan A, which began in June 2007, and approximate $6.0 million in the first and second year, $8.0 million in the third and fourth year; $10.0 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and has a maturity of six years. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We were in compliance with these covenants as of December 31, 2007.

We also have borrowing availability under a capital asset finance facility in the U.K. of up to £2.5 million (approximately $5.0 million at December 31, 2007). The exact terms and payments are negotiated upon a draw on the facility. No amounts were outstanding at December 31, 2007.

Equity Contribution from USPI Group Holdings, Inc. and Payments to Repurchase Stock

In conjunction with the Merger, our new parent company, USPI Group Holdings, Inc. made a net equity contribution to us of $779.3 million. We used a substantial amount of these proceeds, along with our new borrowings to pay the former stockholders of USPI approximately $1.4 billion in conjunction with the Merger. We also used a portion of the proceeds to pay various Merger and other transaction expenses of approximately $47.1 million.

Stock Option and Stock Purchase Plans

Historically, we have received proceeds from common stock through the exercise of stock options and the purchase of common stock through our employee stock purchase plan. Proceeds from the sale of common stock totaled $6.1 million, $7.4 million and $11.0 million for the combined year ended December 31, 2007, and for the years ended 2006 and 2005, respectively. As a result of the Merger, our equity securities are no longer publicly traded and, therefore, we do not expect any material proceeds from the exercise of stock options. Additionally, our employee stock purchase plan was terminated in conjunction with the Merger.

Contractual Cash Obligations

Our contractual cash obligations as of December 31, 2007 are summarized as follows:

	Payments Due by Period
		Within	Years	Years	Beyond
Contractual Cash Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)

Long term debt obligations (principal plus interest)(1):
Senior secured credit facility	$709,502	$40,121	$80,504	$79,062	$509,815
Senior subordinated notes, due 2017	440,575	21,300	42,600	42,600	334,075
Senior subordinated toggle notes, due 2017	374,208	18,500	37,000	37,000	281,708
Amended and restated U.K. credit facility	111,757	12,271	26,541	28,003	44,942
Other debt at operating subsidiaries	44,496	13,161	18,568	7,515	5,252
Capitalized lease obligations	84,172	9,002	16,639	13,201	45,330
Operating lease obligations	64,597	14,193	21,118	13,682	15,604

Total contractual cash obligations	$1,829,307	$128,548	$242,970	$221,063	$1,236,726

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the December 31, 2007 rates applicable to each debt instrument.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have minority interest holders who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $84.3 million at December 31, 2007, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized leased obligations, of these consolidated subsidiaries was 45.6% at December 31, 2007. Additionally, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements.

Absent transactions that cause us to exceed our generally expected capital uses, such as the St. Louis and Surgis acquisitions, we believe that existing funds, cash flows from operations, borrowings under our credit facilities, and borrowings under capital lease arrangements at newly developed or acquired facilities will provide sufficient liquidity for the next twelve months. We may require additional debt or equity financing for our future acquisitions and development projects. There are no assurances that needed capital will be available on acceptable terms, if at all. If we are unable to obtain funds when needed or on acceptable terms, we will be required to curtail our acquisition and development program.

In connection with our acquisitions of equity interests in three surgery centers in 2007, we have the option to purchase additional ownership in these facilities at any time during the 18 months subsequent to closing. In the unlikely event we do not exercise the purchase option for one or more facilities, we must pay an option termination fee, which is equal to the lesser of an EBITDA calculation, as specified in the purchase agreement, or $1.0 million for each facility for which we elect not to exercise our purchase option. We acquired an additional facility in 2007 that has a similar option termination fee clause in its purchase agreement, except that the option termination fee is the lesser of an EBITDA calculation, as specified in the purchase agreement, or $2.5 million.

Off-Balance Sheet Arrangements

As a result of our strategy of partnering with physicians and not-for-profit health systems, we do not own controlling interests in the majority of our facilities. We account for 91 of our 155 surgical facilities under the equity method. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At December 31, 2007, the total debt on the balance sheets of our unconsolidated affiliates was approximately $278.4 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 26.9% at December 31, 2007. USPI or one of its wholly-owned subsidiaries had collectively guaranteed $27.8 million of the $278.4 million in total debt of our unconsolidated affiliates as of December 31, 2006. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly-owned subsidiary had guaranteed $19.7 million as of December 31, 2007. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

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

Related Party Transactions

We have entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 4.0% to 8.0%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $32.8 million, $25.7 million, and $18.8 million in 2007 (combined), 2006 and 2005, respectively, and are included in management and contract service revenue in our consolidated statements of operations.

We regularly engage in purchases and sales of ownership interests in our facilities. We operate 25 surgical facilities in partnership with the Baylor Health Care System (Baylor) and local physicians in the Dallas/Fort Worth area. Some of these facilities are subsidiaries of us; some are subsidiaries of Baylor. Baylor’s Chief Executive Officer, Joel T. Allison, is a member of our board of directors. Effective July 1, 2007, Baylor acquired an additional ownership interest in two facilities it already co-owned with us and local physicians, which transferred control of the facilities from us to Baylor. As a result, we now account for our investments in these facilities under the equity method. The interests were acquired for $3.7 million in cash. No gain or loss was recorded upon the sale as the sales price approximated our carrying value. We believe that the sales price was negotiated on an arms’ length basis.

In July 2006, Baylor acquired an additional 10.82% interest from us in a facility it already co-owned with us and local physicians, which transferred control of the facility from us to Baylor. As a result, we now account for our investment in this facility under the equity method. The interest was acquired from us in exchange for $4.8 million in cash. As the operations and profitability of this facility have grown since acquiring it in 2001, a $2.0 million pretax gain was generated on the sale. This gain was deferred until a contingency in the purchase agreement was resolved, which was expected to be by December 31, 2007. This deferred gain was reclassified to goodwill in the purchase price allocation for the Merger in April 2007, as it had no fair value. Accordingly, this gain will not be recognized in our consolidated statement of operations. We believe that the sales price was negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

Included in general and administrative expenses of the Successor are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our company, in the amount of $1.4 million for the period from April 19 through December 31, 2007, respectively. Such amounts accrue at an annual rate of $2.0 million.

On October 1, 2007, we entered into an agreement with Accuro Healthcare Solutions, Inc. to provide revenue cycle management and other Web-based products and services to us. Welsh Carson, including certain of its affiliates, owned approximately 80% of the common stock of Accuro on the date of the agreement, and two of our directors D. Scott Mackesy and Michael E. Donovan are directors of Accuro. Under the agreement, Accuro provided approximately $0.1 million in services to us in 2007.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We have elected not to report selected financial assets and liabilities at fair value. As a result, SFAS 159 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value at the acquisition date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, SFAS 141R also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are evaluating what impact SFAS 141R will have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amounts of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are evaluating what impact SFAS 160 will have on our consolidated financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We have exposure to interest rate risk related to our financing, investing, and cash management activities. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by the credit agreements. Our amended and restated credit agreement in the U.K. requires us to enter into an interest rate swap for at least 50% of the amounts outstanding under the agreement, which we expect to do within the time frame required under the agreement. We do not use derivative instruments for speculative purposes. Our financing arrangements with commercial lenders are based on the spread over Prime or LIBOR. At December 31, 2007, approximately $475.0 million of our outstanding debt was in fixed rate instruments and the remaining $576.1 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $5.8 million.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of management, including our principal executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our reports filed with the Commission. There have been no significant changes in our internal controls which could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design and testing of the operational effectiveness of the Company’s internal control over financial reporting. USPI acquired several subsidiaries and equity method investments during 2007. Accordingly, management’s evaluation excluded the following subsidiaries and equity method investments acquired during 2007, with total assets of $92.9 million and total revenues of $32.7 million included in the Company’s consolidated financial statements as of December 31, 2007:

•	USP Houston, Inc. (Investment in Memorial Hermann Specialty Hospital Kingwood, L.L.C.)

•	USP Des Peres, Inc.

•	USP Mason Ridge, Inc.

•	USP Webster Groves, Inc.

•	USP Frontenac, Inc.

•	USP Michigan, Inc. (Investment in Utica ASC Partners, LLC)

•	USP North Texas, Inc. (Investment in Baylor Surgicare at Plano, L.L.C.)

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Limitations on the Effectiveness of Controls

Our management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls. For these reasons, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Directors and Executive Officers

Executive officers of USPI are elected annually by the board of directors and serve until their successors are duly elected and have qualified. Directors are elected annually by USPI’s stockholders and serve until their successors are duly elected and have qualified. There are no arrangements or understandings between any officer or director and any other person pursuant to which any officer or director was, or is to be, selected as an officer, director, or nominee for officer or director. There are no family relationships among any of our executive officers or directors. The names, ages as of February 26, 2008, and positions of the executive officers and directors of USPI are listed below along with their relevant business experience.

Name	Age	Position(s)

Donald E. Steen	61	Chairman of the Board
William H. Wilcox	56	President, Chief Executive Officer and Director
Brett P. Brodnax	43	Executive Vice President and Chief Development Officer
Mark A. Kopser	43	Executive Vice President and Chief Financial Officer
Niels P. Vernegaard	51	Executive Vice President and Chief Operating Officer
John J. Wellik	46	Senior Vice President, Accounting and Administration and Secretary
D. Scott Mackesy	39	Director
Paul B. Queally	43	Director
Michael E. Donovan	31	Director
Raymond A. Ranelli	60	Director
James Ken Newman	64	Director
Joel T. Allison	60	Director
Boone Powell, Jr.	71	Director
John C. Garrett, M.D.	65	Director

Donald E. Steen founded USPI in February 1998 and served as its chief executive officer until April 2004. Mr. Steen continues to serve as chairman of the board of directors and the executive committee. Mr. Steen was chairman of AmeriPath, Inc. and chief executive officer of AmeriPath, Inc. from July 2004 until May 2007. Mr. Steen served as president of the International Group of HCA, Inc. from 1995 until 1997 and as president of the Western Group of HCA from 1994 until 1995. Mr. Steen founded Medical Care International, Inc., a pioneer in the surgery center business, in 1982. Mr. Steen also serves as a director of Kinetic Concepts, Inc.

William H. Wilcox joined USPI as its president and a director in September 1998. Mr. Wilcox has served as USPI’s president and chief executive officer since April 2004 and is a member of the executive committee. Mr. Wilcox served as president and chief executive officer of United Dental Care, Inc. from 1996 until joining USPI.

Mr. Wilcox served as president of the Surgery Group of HCA and president and chief executive officer of the Ambulatory Surgery Division of HCA from 1994 until 1996. Prior to that time, Mr. Wilcox served as the chief operating officer and a director of Medical Care International, Inc. Mr. Wilcox also serves as a director of Concentra, Inc.

Brett P. Brodnax serves as the executive vice president and chief development officer of USPI. Prior to joining USPI in December 1999, Mr. Brodnax was an assistant vice president of the Baylor Health Care System from 1990 until 1999. Mr. Brodnax also served as a director of AmeriPath, Inc. from January 2005 until May 2007.

Mark A. Kopser serves as the executive vice president and chief financial officer of USPI. Prior to joining USPI in May 2000, Mr. Kopser served as chief financial officer for the International Division of HCA from 1997 until 2000 and as chief financial officer for the London Division of HCA from 1992 until 1996.

Niels P. Vernegaard joined USPI as executive vice president and chief operating officer in June 2006. Prior to joining USPI, Mr. Vernegaard served in various positions with HCA (or predecessors) for 25 years, including as president and chief executive officer of HCA’s Research Medical Center in Kansas City, Missouri, and chief executive officer of the Wellington Hospital in London, England.

John J. Wellik joined USPI in April 1999 and currently serves as its senior vice president, accounting and administration, and secretary. Prior to joining USPI, Mr. Wellik served in various financial management positions.

D. Scott Mackesy joined our board, executive committee and compensation committee following the consummation of the Merger and has been a director of Holdings since inception. Mr. Mackesy is a general partner of Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare industry and is a managing member of the general partner of Welsh, Carson, Anderson & Stowe IX, L.P. Prior to joining Welsh Carson in 1998, Mr. Mackesy was a Vice President in the Investment Research Department at Morgan Stanley Dean Witter, where he was a healthcare equity research analyst. He is a member of the board of directors of several private companies.

Paul B. Queally has served as director of USPI since its inception in February 1998 and serves as the chairman of the compensation committee and a member of the executive committee. Mr. Queally is a general partner of Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare industry and is a managing member of the general partner of Welsh, Carson, Anderson & Stowe IX, L.P. Prior to joining Welsh Carson in 1996, Mr. Queally was a general partner at the Sprout Group, the private equity group of the former Donaldson, Lufkin & Jenrette. He is a member of the boards of directors of Concentra, Inc., MedCath, Inc., AmComp, Inc., Amerisafe, Inc., and several private companies.

Michael E. Donovan joined our board following the consummation of the Merger and serves as a member of the audit and compliance committee. Mr. Donovan has been a director of Holdings since inception. Mr. Donovan is currently a principal at Welsh, Carson, Anderson & Stowe. Prior to joining Welsh Carson in 2001, Mr. Donovan worked at Windward Capital Partners and in the investment banking division at Merrill Lynch. He is a member of the board of directors of several private companies.

Raymond A. Ranelli joined our board in May 2007 and serves as the chairman of the audit and compliance committee. Mr. Ranelli retired from PricewaterhouseCoopers in 2003 where he was a partner for over 25 years. Mr. Ranelli held several positions at PricewaterhouseCoopers including Vice Chairman and Global Leader of the Financial Advisory Services practice. Mr. Ranelli is also a director of Hawaiian Telecom Communications, Inc., Centennial Communications Corp., and United Components, Inc.

James Ken Newman was reappointed to our board in May 2007. Mr. Newman previously served on our board from May 2005 until the consummation of the Merger and is a member of the audit and compliance committee. Mr. Newman served as president and chief executive officer of Horizon Health Corporation from May 2003 until its sale in June 2007 and as chairman of the board from February 1992 until June 2007. From July 1989 until September 1997, he served as president of Horizon Health and from July 1989 until October 1998, he also served as chief executive officer of Horizon Health.

Joel T. Allison was reappointed to our board in May 2007. Mr. Allison previously served on our board from March 2002 until the consummation of the Merger. Mr. Allison has served as president and chief executive officer of the Baylor Health Care System (“BHCS”) since 2000 and served as its senior executive vice president from 1993 until 2000.

Boone Powell, Jr. was reappointed to our board in May 2007. Mr. Powell previously served on our board from June 1999 until the consummation of the Merger. Mr. Powell served as the chairman of BHCS until June 2001 and served as its president and chief executive officer from 1980 until 2000. Mr. Powell also serves as a director of Abbott Laboratories and US Oncology, Inc.

John C. Garrett, M.D. was reappointed to our board in May 2007. Dr. Garrett previously served on our board from February 2001 until the consummation of the Merger. Dr. Garrett had been a director of OrthoLink Physicians Corporation, which was acquired by USPI in February 2001, since July 1997. Dr. Garrett founded Resurgens, P.C. in 1986, where he maintained a specialized orthopedics practice in arthroscopic and reconstructive knee surgery until his retirement in 2007. Dr. Garrett is a Fellow of the American Academy of Orthopedic Surgeons.

Audit Committee Financial Expert

Our board has determined that Raymond A. Ranelli, a director and chairman of the audit and compliance committee, is a financial expert and is independent as that term is used in the rules of the National Association of Securities Dealers’ listing standards (“NASDAQ Rules”).

Nominations for the Board of Directors

Our board of directors does not have a separately designated, standing nominating committee, a nominating committee charter, or a formal procedure for security holders to recommend nominees to the board of directors. USPI is not listed on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, and we are not subject to either the listing standards of the New York Stock Exchange or the NASDAQ Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

USPI does not have any class of equity securities registered under Section 12 of the Exchange Act. Consequently, Section 16(a) of the Exchange Act is not applicable.

Code of Ethics

We have adopted a Code of Conduct and a Financial Code of Ethics both applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions. Copies of the Code of Conduct and the Financial Code of Ethics may be obtained, free of charge, by writing to the Secretary of the Company at: United Surgical Partners International, Inc., 15305 Dallas Parkway, Suite 1600, Addison, Texas 75001.

Item 11.	Executive Compensation

Overview

The compensation committee of our board of directors makes decisions regarding salaries, annual bonuses and equity incentive compensation for our named executive officers. Our named executive officers include our chief executive officer, our chief financial officer and our three most highly compensated executive officers other than our chief executive officer and chief financial officer. The compensation committee is also responsible for reviewing and approving corporate goals and objectives relevant to the compensation of our named executive officers, as well as evaluating their performance in light of those goals and objectives. Based on this evaluation, the compensation committee determines and approves the named executive officers’ compensation. The compensation committee solicits input from our chief executive officer regarding the performance of the company’s other named executive officers. Finally, the compensation committee also administers our equity incentive plan.

The chief executive officer reviews our compensation plan. Based on his analysis, the chief executive officer recommends a level of compensation to the compensation committee, other than for himself, which he views as appropriate to attract, retain and motivate executive talent. The compensation committee determines and approves the chief executive officer’s and other named executive officers’ compensation.

Our Compensation Philosophy and Objectives

We have sought to create an executive compensation program that balances short-term versus long-term payments and awards, cash payments versus equity awards and fixed versus contingent payments and awards in ways that we believe are most appropriate to motivate our executive officers. Our executive compensation program is designed to:

•	attract and retain superior executive talent in the healthcare industry;

•	motivate and reward executives to achieve optimum short-term and long-term corporate operating results;

•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value; and

•	provide a compensation package that recognizes individual contributions as well as overall business results.

In determining each component of, and the overall, compensation of our named executive officers, the compensation committee does not exclusively use quantitative methods or formulas, but instead considers various factors, including the position of the named executive officer, the compensation of officers of comparable companies within the healthcare industry, the performance of the names executive officer with respect to specific objectives, increases in responsibilities, recommendations of the chief executive officer and other objective and subjective criteria as the compensation committee deems appropriate. The specific objectives for each named executive officer vary each year in accordance with the scope of the officer’s position, the potential inherent in that position for impacting the Company’s operating and financial results and the actual operating and financial contributions produced by the officer in previous years.

Compensation Components

Our compensation consists primarily of three elements: base salary, annual bonus and long-term equity incentives. We describe each element of compensation in more detail below.

Base Salary

Base salaries for our named executive officers are established based on the scope of their responsibilities and their prior relevant experience, taking into account competitive market compensation paid by other companies in our industry for similar positions and the overall market demand for such executives at the time of hire. A named executive officer’s base salary is also determined by reviewing the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy. Base salaries are reviewed annually and increased for merit reasons, based on the executives’ success in meeting or exceeding individual performance objectives. Additionally, we adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities. See “Employment Arrangements and Agreements.”

Annual Bonus

Our compensation program includes eligibility for an annual incentive cash bonus. The compensation committee assesses the level of the named executive officer’s achievement of meeting individual goals, as well as that officer’s contribution towards our long-term, company-wide goals. The amount of the cash bonus depends on the level of achievement of the stated corporate, department, and individual performance goals, with a target bonus generally set as a percentage of base salary. See “Employment Arrangements and Agreements.”

Long-Term Equity Incentives

We believe that equity-based awards allow us to reward named executive officers for their sustained contributions to the Company. We also believe that equity awards reward continued employment by a named executive officer, with an associated benefit to us of employee continuity and retention. We believe that equity awards provide management with a strong link to long-term corporate performance and the creation of stockholder value. The compensation committee has the authority to grant options to purchase shares of certain classes of common and preferred equity securities of our Parent. The compensation committee does not award equity awards according to a prescribed formula or target. Instead, the compensation committee takes into account the individual’s position, scope of responsibility, ability to affect profits and the individual’s historic and recent performance and the value of the awards in relation to other elements of the individual executive’s total compensation. See “Restricted Stock and Option Plan.”

Termination Based Compensation

For payments due to our named executive officers upon termination, and the acceleration of vesting of equity-based awards in the event of a change of control under our new equity plan, see “Restricted Stock and Option Plan” and “Employment Arrangements and Agreements” below.

Perquisites

We provide perquisites to our named executive officers that we believe are reasonable and consistent with the perquisites that would be available to them at companies with whom we compete for experienced senior management.

Other Benefits

Other benefits to our named executive officers include vacation time, health care benefits and a 401(k) plan. We maintain a 401(k) plan for our employees, including our named executive officers, because we wish to encourage our employees to save a percentage of their cash compensation, through voluntary deferrals, for their eventual retirement. We match fifty percent of the first six percent of cash compensation contributed by individual employees subject to IRS limitations.

Compensation Committee Report

The compensation committee of USPI has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee

Paul B. Queally, Chairman
D. Scott Mackesy

Summary Compensation Table for Years ended December 31, 2007 and December 31, 2006

The following table sets forth the remuneration paid by us for the two fiscal years ended December 31, 2007 to the named executive officers.

								Change in
								Pension Value
								and
								Nonqualified
							Non-Equity	Deferred	All Other
					Stock	Option	Incentive Plan	Compensation	Compen-
Name and Principal Position	Year	Salary	Bonus		Awards(1)	Awards(1)	Compensation	Earnings	sation		Total

William H. Wilcox	2007	$575,000	$287,500	(2)	$280,903	$—	—	$195,436	$250,739	(5)	$1,589,578
President, Chief Executive	2006	$566,667	$308,810	(2)	$2,745,090	$—	—	$86,361	$250,235	(5)	$3,957,163
Officer and Director
Brett P. Brodnax	2007	365,000	136,875	(3)	112,361	—	—	49,850	30,823	(5)	694,909
Executive Vice President	2006	346,250	123,661	(4)	1,525,050	—	—	26,440	29,575	(5)	2,050,976
and Chief Development Officer
Mark A. Kopser	2007	340,000	127,500	(3)	100,534	—	—	37,264	29,238	(5)	634,536
Executive Vice President	2006	327,500	116,964	(4)	1,220,040	—	—	13,295	28,303	(5)	1,706,102
and Chief Financial Officer
John J. Wellik	2007	247,000	74,100	(3)	11,828	—	—	25,243	22,138	(5)	380,309
Senior Vice President,	2006	237,000	67,714	(4)	406,680	—	—	14,734	21,304	(5)	747,432
Accounting and Administration
Niels P. Vernegaard	2007	406,667	152,500	(3)	100,534	—	—	25,634	106,250	(5)	791,585
Executive Vice President	2006	233,333	83,333	(6)	1,870,800	473,000	—	2,995	236,900	(5)(7)	2,900,361
and Chief Operating Officer

(1)	We account for the cost of stock-based compensation awarded under our 2001 Equity-Based Compensation Plan and the 2007 Equity Incentive Plan adopted by our Parent in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment (“SFAS 123R”), under which the cost of equity awards to employees is measured by the fair value of the awards on their grant date and is recognized over the vesting periods of the awards, whether or not the awards had any intrinsic value during the period. The 2001 Equity-Based Compensation Plan was cancelled in connection with the Merger. Amounts shown in the table above reflect the dollar amount recognized for financial statement reporting purposes for 2006 and 2007 in accordance with SFAS 123R of awards granted under the 2001 Equity-Based Compensation Plan and the 2007 Equity Incentive Plan and thus may include amounts from awards granted in prior years. No forfeitures occurred during 2006 or 2007. All 2001 Equity-Based Compensation Plan awards are based on the closing market price of our common stock on the date of grant. The 2007 Equity Incentive Plan awards are valued at $0.32 per share which we determined with the assistance of a third party valuation firm as the value of our Parent’s common stock on the date of grant. Assumptions used in calculation of these amounts are included in Note 12 to our consolidated audited financial statements for the fiscal year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2007; and in Note 11 to our consolidated audited financial statements for the fiscal year ended December 31, 2007, included in this Annual Report on Form 10-K.

(2)	Thirty five percent of the amount shown was paid in cash and sixty five percent was deferred at our named executive officers’ election pursuant to USPI’s Deferred Compensation Plan (the “DCP”).

(3)	Ten percent of the amount shown was paid in cash and ninety percent was deferred at our named executive officers’ election pursuant to the DCP.

(4)	Forty percent of the amount shown was paid in cash and sixty percent was deferred at our named officers’ election pursuant to the DCP.

(5)	Includes discretionary contributions to the named executive officers’ DCP and matching contributions to the named executive officers’ 401(k) and DCP accounts as follows:

	Discretionary	Matching	Matching
	Contribution	Contribution	Contribution
	to DCP	401(k)	DCP

Mr. Wilcox
2007	$200,000	$6,548	$44,191
2006	200,000	6,461	43,774
Mr. Brodnax
2007	—	6,390	24,433
2006	—	6,079	23,496
Mr. Kopser
2007	—	6,390	22,848
2006	—	6,079	22,224
Mr. Wellik
2007	—	6,402	15,736
2006	—	6,068	15,236
Mr. Vernegaard
2007	75,000	6,750	24,500
2006	75,000	2,625	10,000

(6)	Sixty-five percent of the amount shown was paid in cash and thirty-five percent was deferred at Mr. Vernegaard’s election pursuant to USPI’s DCP.

(7)	Also includes relocation expenses of $149,275 paid by USPI on behalf of Mr. Vernegaard.

Grant of Plan-Based Awards

The following table shows all plan-based awards granted to the named executive officers during 2007.

		All other
		Stock		Grant Date
		Awards:	Exercise	Fair Value
		Number	of Base	of Stock
		of Shares	Price of	And
	Grant	of Stock	Option	Option
Name	Date	or Units(1)	Awards	Awards(2)

William H. Wilcox	4/19/07	5,246,536	N/A	$1,678,892
Brett P. Brodnax	4/19/07	2,175,853	N/A	696,273
Mark A. Kopser	4/19/07	1,920,683	N/A	614,619
John J. Wellik	4/19/07	273,561	N/A	87,540
Niels P. Vernegaard	4/19/07	1,945,203	N/A	622,465

(1)	Represents restricted stock awards granted to the named executive officers in connection with the Merger.

(2)	A third party assisted us with valuing these restricted shares of our Parent’s common stock at $0.32 per share.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by our named executive officers as of December 31, 2007.

	Stock Awards(1)
	Number of Shares		Fair Value of
	or Units of Stock		Shares or Units of
	That Have Not		Stock That Have
Name	Vested		Not Vested(4)

William H. Wilcox	4,750,000	(2)	$4,750,000
	495,536	(3)	495,536
Brett P. Brodnax	1,900,000	(2)	1,900,000
	275,853	(3)	275,853
Mark A. Kopser	1,700,000	(2)	1,700,000
	220,683	(3)	220,683
John J. Wellik	200,000	(2)	200,000
	73,561	(3)	73,561
Niels P. Vernegaard	1,700,000	(2)	1,700,000
	245,203	(3)	245,203

(1)	Upon consummation of the Merger, our named executive officers received new stock awards under the 2007 Equity Incentive Plan.

(2)	The restrictions with respect to 12.5% of such shares will lapse on April 19 of each of 2008, 2009, 2010 and 2011. The restrictions with respect to the remaining shares will lapse on April 19, 2015; provided however, that such restrictions may lapse sooner if certain internal rate of return targets are met.

(3)	The restrictions with respect to such shares will lapse upon a change at control or other exit event provided that Welsh Carson shall have disposed of all of its shares of our Parent acquired in connection with the Merger and received its cost basis in such shares plus a return of at least 100%.

(4)	Based on the shares’ fair value at December 31, 2007 of $1.00.

Option Exercises and Stock Values

The following table shows all stock options exercised during 2007 and the value realized upon exercise, and all stock awards vested during 2007 and the value realized upon vesting.

	Option Awards				Stock Awards
	Number of				Number of
	Shares		Value		Shares		Value
	Acquired		Realized		Acquired on		Realized
Name	on Exercise		on Exercise		Vesting		on Vesting

William H. Wilcox	35,301	(1)	$692,571	(3)	22,500	(4)	$692,775	(6)
	659,696	(2)	13,169,680		102,362	(5)	3,178,340
Brett P. Brodnax	51,931	(1)	1,028,389	(3)	22,821	(4)	702,391	(6)
	33,067	(2)	506,158		46,073	(5)	1,430,567
Mark A. Kopser	40,026	(1)	852,133	(3)	22,286	(4)	686,052	(6)
	194,972	(2)	4,009,318		17,892	(5)	555,547
John J. Wellik	23,885	(1)	399,985	(3)	12,600	(4)	387,804	(6)
	37,113	(2)	558,607		8,200	(5)	254,610
Niels P. Vernegaard	—		—		—		—
	—		—		20,000	(5)	621,000

(1)	Includes options exercised for cash prior to the Merger by the named executive officer.

(2)	Includes options held by the named executive officer immediately prior to the Merger that were accelerated and canceled in connection with the Merger in exchange for the right to receive $31.05 in cash, less the exercise price of the option.

(3)	Based on the difference between the closing market price per share of common stock on the date of exercise and the exercise price of the option.

(4)	Includes restricted stock awards that vested prior to the Merger in accordance with the terms of the awards.

(5)	Includes unvested restricted stock awards held by the named executive officer immediately prior to the Merger that were accelerated and were converted in the Merger into the right to receive $31.05 in cash.

(6)	Based on the closing market price per share of common stock on the vesting date.

Restricted Stock and Option Plan

Our Parent adopted the 2007 Equity Incentive Plan which became effective contemporaneously with the consummation of the Merger, which we sometimes refer to as the equity plan. The purposes of the equity plan are to attract and retain the best available personnel, provide additional incentives to our employees, directors and consultants and to promote the success of our business. A maximum of 20,145,458 shares of common stock may be delivered in satisfaction of awards made under the equity plan.

The compensation committee administers the equity plan (the “Administrator”). Participation in the plan is limited to those key employees and directors, as well as consultants and advisors, who in the Administrator’s opinion are in a position to make a significant contribution to the success of USPI and its affiliated corporations and who are selected by the Administrator to receive an award. The plan provides for awards of stock appreciation rights (“SARs”), stock options, restricted stock, unrestricted stock, stock units, including restricted stock units, and performance awards pursuant to the Administrator’s discretion and the provisions set forth in the plan. Eligibility for incentive stock options (“ISOs”) is limited to employees of USPI or of a “parent corporation” or “subsidiary corporation” of USPI as those terms are defined in Section 424 of the United States Internal Revenue Code of 1986, as amended. Each option granted pursuant to the plan will be treated as providing by its terms that it is to be a non-incentive stock option unless, as of the date of grant, it is expressly designated as an ISO.

The exercise price of each stock option and the share value above which appreciation is to be measured in the case of a SAR will be 100% of the fair value of the stock subject to the stock option or SAR, determined as of the date of grant, or such higher amount as the Administrator may determine in connection with the grant.

Neither ISOs nor, except as the Administrator otherwise expressly provides, other awards may be transferred other than by will or by the laws of descent and distribution. During a recipient’s lifetime an ISO and, except as the Administrator may provide, other non-transferable awards requiring exercise may be exercised only by the recipient. Awards permitted by the Administrator to be transferred may be transferred only to a permitted transferee.

No awards may be made after April 18, 2017, but previously granted awards may continue beyond that date in accordance with their terms. The Administrator may at any time amend the equity plan or any outstanding award for any purpose which may at the time be permitted by law, and may at any time terminate the equity plan as to any future grants of awards; provided, that except as otherwise expressly provided in the plan, the Administrator may not, without the participant’s consent, alter the terms of an award so as to affect adversely the participant’s right under the award, unless the Administrator expressly reserved the right to do so at the time of the award.

Upon termination of a named executive officer’s employment for any reason (including, without limitation, as a result of death, disability, incapacity, retirement, resignation, or dismissal with or without cause), then any vested shares as of the date of such termination shall remain vested shares, and no additional shares will become vested after the date of such termination, except if otherwise determined by the Administrator or within 180 days after the executive’s termination, USPI consummates a change of control, in which case, the provisions pertaining to a change of control will apply.

The shares acquired under the equity plan shall vest in full upon a change of control if, as a result of such change of control, Welsh Carson shall have disposed of all of the investor shares and received its cost basis in its investor shares plus an investor return of at least 100%. In the event the shares do not vest on such change of control, such shares shall be forfeited upon the closing of such change of control.

Nonqualified Deferred Compensation

The following table shows certain information regarding the named executive officers’ DCP accounts as of December 31, 2007.

				Aggregate
				Balance at
	Executive	USPI	Aggregate	December 31,
Name	Contribution	Contribution	Earnings	2007

William H. Wilcox	$242,786	$244,191	$195,436	$1,727,509
Brett P. Brodnax	130,947	22,433	49,850	388,811
Mark A. Kopser	104,179	22,848	37,264	304,975
John J. Wellik	65,328	15,736	25,243	221,463
Niels P. Vernegaard	69,833	99,500	25,634	302,962

Deferred Compensation Plan

USPI has a deferred compensation plan that certain of its directors, executive officers and other employees participate in which allows such participants to defer a portion of their compensation to be paid upon certain specified events (including death, termination of employment, disability or some future date). Under the terms of the DCP, all amounts payable under the DCP would become immediately vested in connection with a change of control of USPI, and as a result, each participant would be entitled to be paid their full account balance upon consummation of such a transaction. Notwithstanding the foregoing, USPI amended the DCP to exclude the Merger from the definition of a change of control for purposes of the DCP. As a result, the Merger had no effect on the vesting of the account balance of any participant in the deferred compensation plan.

Our board of directors designates those persons who are eligible to participate in the DCP. Currently, each of Messrs. Steen, Wilcox, Brodnax, Vernegaard, Kopser and Wellik are eligible to participate in the DCP. The DCP enables participants to defer all or a portion of their bonus in a calendar year and up to 75% of their base salary, typically by making a deferral election in the calendar year prior to the year in which the bonus relates or the annual salary is otherwise payable.

Although participants are 100% vested in their deferrals of salary and bonus, USPI contributions to the DCP are subject to vesting schedules established by the compensation committee in its sole discretion (which may vary among different contributions). Notwithstanding such vesting schedules, participants will become 100% vested in their accounts under the DCP in the event of (i) retirement on or after the earlier to occur of (a) age 60 following the completion of five years of service with USPI or (b) age 65, (ii) a change in control or (iii) death.

Benefits are payable upon termination of employment. Participants may also elect, at the time they make an annual deferral, to receive a lump sum in-service distribution payable in a calendar year that is three or more years after the calendar year to which the deferral is related. A participant who elects an in-service distribution may defer the distribution for an additional five years from the original payment date so long as such election is made at least 12 months prior to the original payment date. Participants may also make an in-service withdrawal from the DCP on account of an unforeseeable emergency (as defined in the DCP). Amounts under the DCP are distributed in a lump sum cash payment, except as provided below, unless the distribution is on account of retirement at normal retirement age under the DCP. A participant can elect, at the time of a deferral under the DCP, to receive his retirement benefit in either a lump sum or pursuant to annual installments over five, 10 or 15 years. Participants may change the form of payment of their retirement benefit from a lump sum to an annual installment payment, provided such election is submitted one year prior to the participant’s retirement.

A participant’s account will be credited with earnings and losses based on returns on deemed investment options selected by the participant from a group of deemed investments established by the deferred compensation plan committee.

USPI may make a discretionary contribution on behalf of any or all participants depending upon the financial strength of USPI. The amount of the contribution, if any, is determined in the sole discretion of the compensation committee. Currently, USPI matches fifty percent of any deferral by a named executive officer, subject to a total cap on the matching contribution of five percent of the officer’s compensation.

The DCP is administered by USPI’s compensation committee. The DCP is an “unfunded” arrangement for purposes of ERISA. Accordingly, the DCP consists of a mere promise by USPI to make payments in accordance with the terms of the DCP and participants and beneficiaries have the status of general unsecured creditors of USPI. A participant’s account and benefits payable under the DCP are not assignable. USPI may amend or terminate the DCP provided that no amendment adversely affects the rights of any participant with respect to amounts that have been credited to his account under the DCP prior to the date of such amendment. Upon termination of the DCP, a participant’s account will be paid out as though the participant experienced a termination of employment on the date of the DCP’s termination or, for participants who have attained normal retirement age, in the form of payment elected by the participant.

Employment Arrangements and Agreements

Set forth below is a description of our employment agreements and other compensation arrangements with our named executive officers.

We have employment agreements with William H. Wilcox as President and Chief Executive Officer, Mark A. Kopser as Executive Vice President and Chief Financial Officer, Brett P. Brodnax as Executive Vice President and Chief Development Officer, Niels Vernegaard as Executive Vice President and Chief Operating Officer and John J. Wellik as Senior Vice President, Accounting, and Administration.

The initial term of our employment agreement with William H. Wilcox is for two years from April 18, 2007, with an automatic renewal for additional two-year terms unless at least 30 days prior to the end of a two-year term, USPI or Mr. Wilcox gives notice that it or he does not wish to extend the agreement. Mr. Wilcox is paid a base salary of $575,000 per year, subject to increase from time to time with the possibility of a bonus, determined by the compensation committee in its sole discretion.

The initial term of our employment agreements with Mark A. Kopser, Brett P. Brodnax and John J. Wellik is for one year from April 18, 2007, with an automatic renewal for one-year terms unless at 30 days prior to the end of a one-year term, USPI or the executive gives notice that it or he does not wish to extend the agreement. Mr. Kopser is paid a base salary of $340,000 per year, Mr. Wellik, $247,000 per year and Mr. Brodnax, $365,000 per year, subject to increase from time to time with the possibility of a bonus, determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Niels Vernegaard is for two years from April 18, 2007, with an automatic renewal for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or Mr. Vernegaard gives notice that it or he does not wish to extend the agreement. Mr. Vernegaard is paid a base salary of $400,000 per year, subject to increase from time to time with the possibility of a bonus determined by the compensation committee in its sole discretion.

Each of the employment agreements with our named executive officers also provides that if the executive is terminated for cause, or if he terminates his employment agreement without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of his termination. In addition, if we terminate the employment without cause or upon failure to renew his employment agreement, or if he terminates his employment for certain enumerated good reasons, we will (i) continue to pay him his base salary at the rate in effect on the date of his termination for twelve months; (iii) continue his health insurance benefits for 12 months (24 months for Mr. Wilcox) following his date of termination or the economic equivalent thereof if such continuation is not permissible under the terms of our health insurance plan; and (iii) pay him a good faith estimate of the bonus he would have received had he remained employed through the end of the fiscal year in which his termination occurred. Our obligations set forth in items (i) to (iii) above are conditioned on the executive signing a release of claims and the continued performance of his continuing obligations under his employment agreement.

In connection with the consummation of the Merger and the adoption of our Parent’s equity plan, certain of our executive officers, including our named executive officers, were awarded restricted shares of our Parent’s common stock under the equity plan pursuant to an agreement between each such named executive officer and our Parent. Pursuant to these restricted stock award agreements with our named executive officers, upon termination of such named executive officer’s employment for any reason (including, without limitation, as a result of death, disability, incapacity, retirement, resignation, or dismissal with or without cause), any vested shares as of the date of such termination shall remain vested shares and no additional shares will become vested after the date of such termination unless USPI consummates a change of control within 180 days after such named executive officer’s termination, in which case, such unvested shares shall become fully vested if such awards would have become fully vested had such named executive officer not been terminated on the date of such change of control as described below. Additionally, pursuant to such restricted stock award agreements with our named executive officers, all unvested restricted shares vest in full upon a change of control if, as a result of such change of control, Welsh Carson shall have disposed of all of its shares of our Parent acquired in connection with the Merger and received its cost basis in such shares plus a return of at least 100%. In the event such restricted shares do not vest on such change of control, then such restricted shares shall be forfeited upon the closing of such change of control.

Potential Payments Upon Termination or Change of Control

The following table sets forth for each named executive officer potential post-employment payments and payments on a change in control and assumes that the triggering event took place on December 31, 2007.

	Cash				Accelerated
	Severance		Accrued		Vesting Upon
Name	Payment		Bonus(1)(2)	Benefits(3)	Change of Control(4)

William H. Wilcox	$1,150,000	(5)	$287,500	$12,024(5)	$5,246,536
Brett P. Brodnax	365,000	(6)	136,875	6,012(6)	2,175,853
Mark A. Kopser	340,000	(6)	127,500	6,432(6)	1,920,683
John J. Wellik	247,000	(6)	74,100	6,432(6)	273,561
Niels P. Vernegaard	400,000	(6)	152,500	6,432(6)	1,945,203

(1)	Amounts are based on the bonus amount paid with respect to 2007.

(2)	Amounts will be paid at such time as annual bonuses are payable to other executive and officers of USPI in accordance with USPI’s normal payroll practices.

(3)	Amounts consist of the cost to continue to pay such named executive officer’s health insurance benefits for the designated term or the economic equivalent thereof if such continuation is not permissible under the terms of the USPI’s health insurance plan.

(4)	Pursuant to the restricted stock award agreements with our named executive officers, all unvested restricted shares of our Parent’s common stock will vest in full upon a change of control if, as a result of such change of control, Welsh Carson shall have disposed of all of its shares of our Parent acquired in connection with the Merger and received its cost basis in such shares plus a return of at least 100%. A change of control is not defined to include an initial public offering of our stock. In the event such restricted shares do not vest on such change of control, then such restricted shares shall be forfeited upon the closing of such change of control transaction. The results in this column are the result of multiplying the total possible number of restricted shares of our Parent’s common stock that vest upon a change of control by $1.00 per share, which is the fair value per share of common stock as of December 31, 2007.

(5)	Amounts to be paid over twenty-four months.

(6)	Amounts to be paid over twelve months.

Director Compensation

The chairman and members of our board of directors who are also officers or employees of USPI, affiliates of Welsh Carson and Mr. Allison do not receive compensation for their services as directors, but directors who are Welsh Carson affiliates do receive an initial grant of 40,000 options. The other directors (“non-employee directors”)

receive an initial grant of 40,000 options and cash compensation in the amount of $25,000 per year and are eligible to participate in our group insurance benefits. If a non-employee director elects to participate, the director will pay the full cost of such benefits. Non-employee directors also receive the following for all meetings attended: $2,500 per board meeting, $1,250 per telephonic meeting, $1,500 per audit committee meeting and $1,000 per other committee meeting. In addition, the audit committee chairman is paid a retainer of $20,000 per year.

The following table sets forth the compensation paid to our non-employee directors in 2007.

2007 Non-Employee Director Compensation Table

	Fees Earned or	Stock		All Other
Name	Paid in Cash	Awards		Compensation	Total

Joel T. Allison	$—	$—		—	$—
John C. Garrett, M.D.	42,500	3,385	(1)	—	45,885
James Ken Newman	53,750	3,385	(1)	—	57,135
Boone Powell, Jr.	51,250	4,162	(1)	—	55,412
Raymond A. Ranelli	57,917	3,385	(1)	—	61,302

(1)	We account for the cost of stock-based compensation awarded under the 2007 Equity Incentive Plan in accordance with SFAS 123R, under which the cost of equity awards is measured by the fair value of the awards on their grant date and is recognized over the vesting periods of the awards, whether or not the awards had any intrinsic value during the period. Amounts shown in the table above reflect the dollar amount recognized for financial statement reporting purposes for 2007 in accordance with SFAS 123R of awards granted under the 2007 Equity Incentive Plan. No forfeitures occurred during 2007, and all awards are valued at $0.32 per share on the date of grant (other than Mr. Powell’s award, which is valued at $1.00 per share on the date of grant). Assumptions used in calculation of these amounts are included in Note 11 to our consolidated audited financial statements for the fiscal year ended December 31, 2007, included in this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors consists of Messrs. Queally (Chairman) and Mackesy. None of such persons are officers or employees or former officers or employees of the Company. None of the executive officers of the Company served as a member of the compensation committee of any other company during 2007, except that Mr. Wilcox served on the compensation committee of Concentra, Inc. No officer or employee of Concentra, Inc. serves on our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

USPI does not issue any of its equity securities in conjunction with an equity compensation plan. See Item 11, “Executive Compensation- Restricted Stock and Option Plan,” for a discussion of Parent’s equity compensation plan.

All of the issued and outstanding stock of USPI is owned by Holdings, which in turn is wholly-owned by Parent. The following table sets forth information as of February 28, 2008, with respect to the beneficial ownership of the capital stock of our Parent by (i) our chief executive officer and each of the other named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our Parent’s outstanding capital stock.

			Participating	Percent of
	Common	Percent of	Preferred	Outstanding
	Shares	Outstanding	Shares	Participating
	Beneficially	Common	Beneficially	Preferred
Name of Beneficial Owner(1)	Owned	Shares	Owned	Shares

Welsh, Carson, Anderson & Stowe(2)	136,448,356	86.6%	17,326,775	96.3%
California State Teacher’s Retirement System(3)	22,183,099	14.1%	2,816,901	15.7%
CPP Investment Board (USRE II) Inc.(4)	26,619,718	16.9%	3,380,282	18.8%
Silvertech Investment PTE Ltd(5)	8,873,239	5.6%	1,126,761	6.3%
Donald E. Steen(6)	1,421,127	*	78,873	*
William H. Wilcox(7)	6,488,790	4.1%	157,746	*
Brett P. Brodnax(8)	2,388,811	1.5%	27,042	*
Mark A. Kopser(9)	2,364,345	1.5%	56,338	*
Niels P. Vernegaard(10)	2,007,194	1.3%	7,872	*
John J. Wellik(11)	317,927	*	5,634	*
Joel T. Allison	—	—	—	—
Michael E. Donovan(12)(13)	40,000	*	—	—
John C. Garrett, M.D.(13)	173,095	*	16,901	*
D. Scott Mackesy(12)(13)	40,000	*	—	—
James K. Newman(13)	217,463	*	22,535	*
Boone Powell, Jr.(13)	111,001	*	9,016	*
Paul B. Queally (12)(14)	215,457	*	22,281	*
Raymond A. Ranelli(13)	87,919	*	6,085	*
All directors and executive officers as a group(15)	15,873,130	10.1%	410,323	2.3%

*	Less than one percent

(1)	Unless otherwise indicated, the principal executive offices of each of the beneficial owners identified are located at 15305 Dallas Parkway, Suite 1600, Addison, Texas 77001.

(2)	Represents (A) 54,671,610 common shares and 6,942,423 participating preferred shares held by Welsh Carson over which Welsh Carson has sole voting and investment power, (B) 25,200 common shares and 3,200 participating preferred shares held by WCAS Management Corporation, an affiliate of Welsh Carson, over which WCAS Management Corporation has sole voting and investment power, (C) an aggregate 1,462,785 common shares and 185,752 participating preferred over which individuals who are general partners of WCAS X Associates LLC, the sole general partner of Welsh Carson, and/or otherwise employed by an affiliate of Welsh, Carson, Anderson & Stowe have voting and investment power, and (D) an aggregate 80,288,761 common shares and 10,195,400 participating preferred shares held by other co-investors, over which Welsh Carson has sole voting power. WCAS X Associates LLC, the sole general partner of Welsh Carson and the individuals who serve as general partners of WCAS X Associates LLC, including D. Scott Mackesy, Paul B. Queally and Michael E. Donovan, may be deemed to beneficially own the shares beneficially owned by Welsh Carson. Such persons disclaim beneficial ownership of such shares. The principal executive offices of Welsh, Carson, Anderson & Stowe are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

(3)	Such beneficial owner has granted to Welsh Carson sole voting power over its shares. The principal executive offices of such beneficial owner is 7667 Folsom Blvd., Suite 250, Sacramento, California 95826.

(4)	Such beneficial owner has granted to Welsh Carson sole voting power over its shares. The principal executive offices of such beneficial owner is One Queen Street East, Suite 2600, Toronto, Ontario, M5C 2W5, Canada.

(5)	Such beneficial owner has granted to Welsh Carson sole voting power over its shares. The principal executive offices of such beneficial owner is 255 Shoreline Drive, Suite 600, Redwood City, California 94065.

(6)	Includes 100,000 common shares owned by the Michelle Ann Steen Trust and 100,000 common shares owned by the Marcus Anthony Steen Trust for which, in each case, Mr. Steen acts as a trustee and has voting and investment power over such shares. Such shares are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Merger. Also included are another 600,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Merger.

(7)	Includes 5,246,536 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Merger.

(8)	Includes 2,175,853 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Merger.

(9)	Includes 1,920,683 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Merger.

(10)	Includes 1,945,203 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Merger.

(11)	Includes 273,561 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Merger.

(12)	Does not include (A) 54,671,610 common shares or 6,942,423 participating preferred shares owned by Welsh Carson, or (B) 25,200 common shares or 3,200 participating preferred shares owned by WCAS Management Corporation. Messrs Queally, Mackesy and Donovan, as general partners of WCAS X Associates LLC, the sole general partner of Welsh Carson, and officers of WCAS Management Corporation, may be deemed to beneficially own the shares beneficially owned by Welsh Carson and WCAS Management Corporation. Each of Messrs Queally, Mackesy and Donovan disclaims beneficial ownership of such shares. The principal executive offices of Messrs Queally, Mackesy and Donovan are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

(13)	Includes 40,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement.

(14)	Includes (A) an aggregate 3,090 common shares and 393 preferred shares owned by certain trusts established for the benefit of Mr. Queally’s children for which, in each case, Mr. Queally acts as a trustee and has voting and investment power over such shares and (B) 40,000 common shares which are subject to restrictions on transfer set forth in a restricted stock awards agreement.

(15)	Does not include (A) 54,671,610 common shares or 6,942,423 participating preferred shares owned by Welsh Carson, or (B) 25,200 common shares or 3,200 participating preferred shares owned by WCAS Management Corporation. Includes an aggregate 12,361,836 common shares which are subject to restrictions on transfer set forth in restricted stock award agreements entered into at the time of the consummation of the Merger.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

This Item 13 describes certain relationships and transactions involving us and certain of our directors, executive officers, and other related parties. We believe that all the transactions described in this Item 13 are upon fair and reasonable terms no less favorable than could be obtained in comparable arm’s length transactions with unaffiliated third parties under the same or similar circumstances.

Arrangements with Our Investors

Welsh Carson, its co-investors and the rollover stockholders entered into agreements described below with our Parent. Welsh Carson’s co-investors includes individuals and entities invited by Welsh Carson to participate in our Parent’s financings such as affiliated investment funds, individuals employed by affiliates of Welsh Carson and limited partners of Welsh Carson.

Stock Subscription and Exchange Agreement

Pursuant to a subscription agreement, the investor group led by Welsh Carson invested $785.0 million, consisting of $28.9 million of cash and rollover equity received from existing USPI stockholders who participated in the Merger. The rollover equity reflects equity securities held by existing USPI directors, officers, employees and other stockholders which was either contributed to our Parent immediately prior to the consummation of the Merger or was exchanged for cash in the Merger and reinvested in our Parent by such stockholders. Such securities were valued at $31.05 per share, which was the price per share paid to our stockholders in conjunction with the Merger, less any applicable exercise price. The rollover equity amount included approximately $16.1 million from existing USPI management. All rollover shares contributed to our Parent were contributed to Holdings and were cancelled without payment of any Merger consideration. The rollover stockholders purchased shares of our Parent stock at the same price and on the same terms as Welsh Carson and its co-investors. Approximately 80% of the amount invested by each stockholder was used to acquire participating preferred stock of our Parent and the remaining 20% was used to acquire common stock of our Parent.

Stockholders Agreement and Registration Rights Agreement

The stockholders agreement contains certain restrictions on the transfer of equity securities of our Parent and provides certain stockholders with certain preemptive and information rights. Pursuant to the registration rights agreement, our Parent granted certain of our investors rights to require our Parent to register shares of common stock under the Securities Act.

Transaction Fee

In connection with the Merger, an affiliate of Welsh Carson received a one-time fee of $0.6 million in connection with the Merger, and we reimbursed Welsh Carson and its affiliates for their out-of-pocket expenses incurred in connection with the Merger.

Management Agreement

In connection with the Merger, USPI entered into a management agreement with WCAS Management Corporation, an affiliate of Welsh Carson, pursuant to which WCAS Management Corporation will provide management and financial advisory services to us. WCAS Management Corporation will receive an annual management fee of $2.0 million, of which $1.0 million will be payable in cash on an annual basis and the remainder will accrue annually over time, and annual reimbursement for out-of-pocket expenses incurred in connection with the provision of such services.

Agreement with Accuro

On October 1, 2007, we entered into an agreement with Accuro Healthcare Solutions, Inc. to provide revenue cycle management and other Web-based products and services to us. Welsh Carson, including certain of its affiliates, owned approximately 80% of the common stock of Accuro on the date of the agreement, and two of our directors, D. Scott Mackesy and Michael E. Donovan are directors of Accuro. Under the agreement, Accuro provided approximately $0.1 million in services to us in 2007.

Other Arrangements with Directors and Executive Officers

Restricted Stock and Option Plan

In connection with the Merger, our Parent adopted a new restricted stock and option plan. Members of our management, including some of those who are participating in the Merger as rollover stockholders, received awards under this plan. See “Compensation Discussion and Analysis — Restricted Stock and Option Plan.”

Employment Agreements

Each of the named executive officers of USPI have employment agreements with us. See “Compensation Discussion and Analysis — Employment Arrangements and Agreements.”

Other Arrangements

Marc Steen, the son of Donald E. Steen, is employed by USPI as a director of development. During 2007, Marc Steen earned approximately $155,000 in salary and bonus and was granted an option to acquire 105,000 shares of stock in our Parent, which award had fair value at $26,250 on the date of grant.

We have entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 4.0% to 8.0%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $32.8 million, $25.7 million, and $18.8 million in 2007, 2006 and 2005, respectively, and are included in management and contract service revenue in our consolidated statements of operations.

We derived 7% of our revenues and approximately 50% of our equity in earnings of unconsolidated affiliates in 2007 from our joint ventures with BHCS. Effective July 1, 2007, Baylor acquired an additional ownership interest in two facilities it already co-owned with us and local physicians, which transferred control of the facilities from us to Baylor. As a result, we now account for our investments in these facilities under the equity method. The interests were acquired for $3.7 million in cash. No gain or loss was recorded upon the sale as the sales price approximated our carrying value. We believe that the sales price was negotiated on an arms’ length basis.

In July 2006, Baylor acquired an additional 10.82% interest from us in a facility it already co-owned with us and local physicians, which transferred control of the facility from us to Baylor. As a result, we now account for our investment in this facility under the equity method. The interest was acquired from us in exchange for $4.8 million in cash. As the operations and profitability of this facility have grown since acquiring it in 2001, a $2.0 million pretax gain was generated on the sale. This gain was deferred until a contingency in the purchase agreement was resolved, which was expected to be by December 31, 2007. This deferred gain was reclassified to goodwill in the purchase price allocation for the Merger in April 2007, as it had no fair value. Accordingly, this gain will not be recognized in our consolidated statement of operations. We believe that the sales price was negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

In August 2007, we completed a private placement of shares of our Parent’s common and participating preferred stock to certain of our affiliated physicians, hospital partners, certain employees, directors and other investors at a price of $1.00 for each share of common stock and $36.50 for each share of participating preferred stock. The gross proceeds from this offering were approximately $13.5 million and were contributed to us and used for general working capital purposes.

USPI does not have a written related party policy, however, the audit and compliance committees will review and approve all related party transactions required to be reported pursuant to item 404(a) of Regulation S-X.

Neither the Company, UPSI Holdings, Inc. nor Parent are listed on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, and we are not subject to either the listing standards of the New York Stock Exchange or the NASDAQ Rules. For the purposes of the following determinations of director independence, we have chosen to use the NASDAQ Rules. Using such Rules, we have determined that each of the directors on our board of directors are independent for general board service, except Messrs. Steen, Wilcox, Mackesy, Queally, Donovan and Allison.

Our board of directors has a separately designated, standing audit and compliance committee comprised of the following members of the board: Messrs. Ranelli (Chairman), Donovan and Newman. Under the NASDAQ Rules, Messrs. Ranelli and Newman would be considered independent for the purposes of audit and compliance committee service.

Our board of directors also has a separately designated, standing compensation committee comprised of the following members of the board: Messrs. Queally (Chairman) and Mackesy. Under the NASDAQ Rules, Messrs. Queally and Mackesy would not be considered independent for the purposes of compensation committee service.

ITEM 14.	Principal Accounting Fees and Services

The following table shows the aggregate fees billed by KPMG LLP, our independent registered public accounting firm, during the years ended December 31, 2007 and 2006 (in thousands):

Description of Fees	2007	2006

Audit Fees(1)	$1,819,144	$1,352,495
Audit Related Fees(2)	140,000	10,620
Tax Fees(3)	—	21,477
All Other Fees(4)	130,480	126,000

	$2,089,624	$1,510,592

(1)	Audit Fees. Includes fees billed for professional services rendered for the audit of our annual financial statements included in our Form 10-K, reviews of our quarterly financial statements included in Forms 10-Q, reviews of our other filings with the SEC, and other research work necessary to comply with generally accepted accounting standards for the years ended December 31, 2007 and 2006.

(2)	Audit Related Fees. Includes fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include issuance of consents and other accounting and reporting consultations.

(3)	Tax Fees. Includes fees billed for tax compliance, tax advice, and tax planning.

(4)	All Other Fees. Includes fees billed for assistance with preparation of Medicare cost reports. .

The charter of our audit and compliance committee provides that the committee must approve in advance all audit and non-audit services provided by KPMG LLP. The audit and compliance committee approved all of these services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)  Financial Statements

The following consolidated financial statements are filed as part of this Form 10-K:

Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2007 (Successor) and 2006 (Predecessor)	F-5
Consolidated Statements of Operations	F-6
Consolidated Statements of Comprehensive Income (loss)	F-7
Consolidated Statements of Stockholders’ Equity	F-8
Consolidated Statements of Cash Flows	F-9
Notes to Consolidated Financial Statements	F-10

2. Financial Statement Schedule—Schedule II	S-1

3. The following consolidated financial statements of Texas Health Ventures Group, L.L.C. and Subsidiaries are presented pursuant to Rule 3-09 of Regulation S-X:
Independent Auditors’ Report	2
Consolidated Balance Sheets as of June 30, 2007 and 2006	3
Consolidated Statements of Income for the year ended June 30, 2007 and the six months ended June 30, 2006	4
Consolidated Statements of Members’ Equity for the year ended June 30, 2007 and the six months ended June 30, 2006	5
Consolidated Statements of Cash Flows for the year ended June 30, 2007 and the six months ended June 30, 2006	6
Notes to the Consolidated Financial Statements	7

Unaudited Consolidated Balance Sheets as of December 31, 2005 and 2004	19
Unaudited Consolidated Statements of Income for the years ended December 31, 2005 and 2004	20
Unaudited Consolidated Statements of Members’ Equity for the years ended December 31, 2005 and 2004	21
Unaudited Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004	22
Unaudited Notes to Consolidated Financial Statements	23

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
United Surgical Partners International, Inc.:

We have audited the accompanying consolidated balance sheet of United Surgical Partners International, Inc. (the Company) and subsidiaries as of December 31, 2007 (Successor), and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows, for the period from April 19, 2007 through December 31, 2007 (Successor). In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2007 (Successor), and the results of their operations and their cash flows for the period from April 19, 2007 through December 31, 2007 (Successor), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Surgical Partners International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas
February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
United Surgical Partners International, Inc.:

We have audited the accompanying consolidated balance sheet of United Surgical Partners International, Inc. (the Company) and subsidiaries as of December 31, 2006 (Predecessor), and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the period from January 1, 2007 through April 18, 2007 (Predecessor) and for the years ended December 31, 2006 and 2005 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2006 (Predecessor), and the results of their operations and their cash flows for of the period from January 1, 2007 through April 18, 2007 (Predecessor) and for the years ended December 31, 2006 and 2005 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas
February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
United Surgical Partners International, Inc.:

We have audited United Surgical Partners International, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Surgical Partners International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, United Surgical Partners International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

United Surgical Partners International, Inc. acquired several subsidiaries and equity method investments during 2007, and management excluded from its assessment of the effectiveness of United Surgical Partners International, Inc.’s internal control over financial reporting as of December 31, 2007, the Company’s internal control over financial reporting associated with total assets of $92.9 million and total revenues of $32.7 million included in the consolidated financial statements of United Surgical Partners International, Inc. and subsidiaries as of and for the period from April 19, 2007 through December 31, 2007. Our audit of internal control over financial reporting of United Surgical Partners International, Inc. also excluded an evaluation of the internal control over financial reporting of the subsidiaries and equity method investments listed below:

•	USP Houston, Inc. (Investment in Memorial Hermann Specialty Hospital Kingwood, L.L.C.)

•	USP Des Peres, Inc.

•	USP Mason Ridge, Inc.

•	USP Webster Groves, Inc.

•	USP Frontenac, Inc.

•	USP Michigan, Inc. (Investment in Utica ASC Partners, LLC)

•	USP North Texas, Inc. (Investment in Baylor Surgicare at Plano, L.L.C.)

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Surgical Partners International, Inc. as of December 31, 2007 (Successor), and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the period from April 19, 2007 through December 31, 2007, and our report dated February 28, 2008, an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
February 28, 2008

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2007 and 2006

	Successor	Predecessor
	2007	2006
	(In thousands, except per share amounts)

ASSETS
Cash and cash equivalents	$76,758	$31,740
Accounts receivable, net of allowance for doubtful accounts of $12,721 and $9,955, respectively	59,557	58,525
Other receivables (Note 4)	8,974	16,973
Inventories of supplies	9,495	9,108
Deferred tax asset, net	—	14,238
Prepaids and other current assets	20,056	13,264

Total current assets	174,840	143,848
Property and equipment, net (Note 5)	229,039	299,829
Investments in affiliates (Note 3)	267,357	158,499
Goodwill and intangible assets, net (Note 6)	1,590,820	621,264
Other assets	15,337	8,416

Total assets	$2,277,393	$1,231,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$22,982	$24,436
Accrued salaries and benefits	24,671	26,145
Due to affiliates	62,500	76,398
Accrued interest	13,436	1,742
Current portion of long-term debt (Note 7)	25,311	26,373
Other current liabilities	38,509	30,588

Total current liabilities	187,409	185,682

Long-term debt, less current portion (Note 7)	1,072,751	320,957
Other long-term liabilities	17,950	10,857
Deferred tax liability, net	109,414	42,256

Total liabilities	1,387,524	559,752
Minority interests (Note 3)	83,063	72,830
Commitments and contingencies (Notes 8 and 13)
Stockholders’ equity (Note 11)
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding at December 31, 2007 (Successor); 200,000,000 shares authorized:
44,714,176 shares issued and 44,710,100 outstanding at December 31, 2006 (Predecessor)	—	447
Additional paid-in capital	799,562	382,327
Treasury stock, at cost, 4,076 shares at December 31, 2006	—	(109)
Accumulated other comprehensive income (loss), net of tax	(1,485)	16,349
Retained earnings	8,729	200,260

Total stockholders’ equity	806,806	599,274

Total liabilities and stockholders’ equity	$2,277,393	$1,231,856

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Successor	Predecessor
	Period from	Period from
	April 19 through	January 1
	December 31,	through April 18,	Years Ended December 31,
	2007	2007	2006	2005
	(In thousands)
Revenues:
Net patient service revenues	$407,923	$172,807	$514,519	$428,452
Management and contract service revenues	46,503	19,142	52,236	35,904
Other revenues	3,552	1,615	7,801	970

Total revenues	457,978	193,564	574,556	465,326
Equity in earnings of unconsolidated affiliates	23,867	9,906	31,568	23,998
Operating expenses:
Salaries, benefits, and other employee costs	127,715	54,727	161,588	119,947
Medical services and supplies	78,089	34,768	103,251	82,666
Other operating expenses	76,047	32,451	98,408	84,034
General and administrative expenses	29,340	39,277	38,826	28,748
Provision for doubtful accounts	7,769	3,324	9,943	9,177
Depreciation and amortization	26,960	12,550	34,929	30,584

Total operating expenses	345,920	177,097	446,945	355,156

Operating income	135,925	26,373	159,179	134,168
Interest income	3,208	934	4,067	4,455
Interest expense	(67,873)	(9,526)	(32,624)	(27,403)
Loss on early retirement of debt (Note 7)	—	(2,435)	(14,880)	—
Other	(442)	798	1,778	533

Total other expense, net	(65,107)	(10,229)	(41,659)	(22,415)
Income from continuing operations before minority interests	70,818	16,144	117,520	111,753
Minority interests in income of consolidated subsidiaries	(45,130)	(18,859)	(54,642)	(38,440)

Income (loss) from continuing operations before income taxes	25,688	(2,715)	62,878	73,313
Income tax expense	(14,666)	(4,158)	(22,780)	(26,173)

Income (loss) from continuing operations	11,022	(6,873)	40,098	47,140
Discontinued operations, net of tax (Note 2):
Income (loss) from discontinued operations	133	(276)	(109)	(1)
Net gain (loss) on disposal of discontinued operations	(2,426)	—	(5,743)	155

Total earnings (loss) from discontinued operations	(2,293)	(276)	(5,852)	154

Net income (loss)	$8,729	$(7,149)	$34,246	$47,294

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (loss)

	Successor	Predecessor
	Period from	Period from
	April 19 through	January 1
	December 31,	through April 18,	Years Ended December 31,
	2007	2007	2006	2005
	(In thousands)
Net income (loss):	$8,729	$(7,149)	$34,246	$47,294
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,646)	2,169	13,104	(9,975)
Pension adjustments, net of tax	161	—	(434)	(549)

Other comprehensive income (loss)	(1,485)	2,169	12,670	(10,524)

Comprehensive income (loss)	$7,244	$(4,980)	$46,916	$36,770

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

						Accumulated
	Common Stock		Additional			Other
	Outstanding		Paid-in	Treasury	Deferred	Comprehensive	Retained
	Shares	Par Value	Capital	Stock	Compensation	Income (Loss)	Earnings	Total
	(In thousands)

Predecessor
Balance, December 31, 2004	42,969	$430	$349,048	$(320)	$(7,689)	$14,420	$118,720	$474,609
Issuance of common stock and exercise of stock options	1,346	13	26,608	363	(10,454)	—	—	16,530
Repurchases of common stock	(32)	—	—	(874)	—	—	—	(874)
Amortization of deferred compensation	—	—	—	—	4,015	—	—	4,015
Net income	—	—	—	—	—	—	47,294	47,294
Foreign currency translation adjustments	—	—	—	—	—	(9,975)	—	(9,975)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(549)	—	(549)

Balance, December 31, 2005	44,283	443	375,656	(831)	(14,128)	3,896	166,014	531,050
Reclassification of deferred compensation upon adoption of SFAS 123R	—	—	(14,128)	—	14,128	—	—	—
Issuance of common stock and exercise of stock options	480	4	8,825	2,394	—	—	—	11,223
Repurchases of common stock	(53)	—	—	(1,672)	—	—	—	(1,672)
Equity-based compensation	—	—	11,974	—	—	—	—	11,974
Net income	—	—	—	—	—	—	34,246	34,246
Foreign currency translation adjustments	—	—	—	—	—	13,104	—	13,104
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(434)	—	(434)
Adjustment to initially apply SFAS 158, net of tax (Note 13)	—	—	—	—	—	(217)	—	(217)

Balance, December 31, 2006	44,710	447	382,327	(109)	—	16,349	200,260	599,274
Issuance of common stock and exercise of stock options	474	5	6,211	—	—	—	—	6,216
Repurchases of common stock	(71)	—	—	(2,197)	—	—	—	(2,197)
Equity-based compensation expense	—	—	17,100	—	—	—	—	17,100
Tax benefit related to increase in value of equity awards	—	—	15,822	—	—	—	—	15,822
Net loss	—	—	—	—	—	—	(7,149)	(7,149)
Foreign currency translation adjustments	—	—	—	—	—	2,169	—	2,169

Balance, April 18, 2007	45,113	$452	$421,460	$(2,306)	$—	$18,518	$193,111	$631,235

Successor
Capitalization of Successor company at April 19, 2007	—	$—	$791,856	$—	$—	$—	$—	$791,856
Expenses paid on behalf of USPI Group Holdings, Inc.	—	—	(7,862)	—	—	—	—	(7,862)
Additional investment by USPI Group Holdings, Inc.	—	—	13,477	—	—	—	—	13,477
Contribution related to equity award grants by USPI Group Holdings, Inc.	—	—	2,091	—	—	—	—	2,091
Net income	—	—	—	—	—	—	8,729	8,729
Foreign currency translation adjustments	—	—	—	—	—	(1,646)	—	(1,646)
Pension liability adjustment, net of tax	—	—	—	—	—	161	—	161

Balance, December 31, 2007	—	$—	$799,562	$—	$—	$(1,485)	$8,729	$806,806

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Successor	Predecessor
	Period from	Period from
	April 19 through	January 1
	December 31,	through April 18,	Years Ended December 31,
	2007	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$8,729	$(7,149)	$34,246	$47,294
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (earnings) from discontinued operations	2,293	276	5,852	(154)
Provision for doubtful accounts	7,769	3,324	9,943	9,177
Depreciation and amortization	26,960	12,550	34,929	30,584
Amortization of debt issue costs and discount	1,904	202	912	770
Deferred income taxes	10,217	1,328	6,294	2,041
Loss (gain) on sale of equity interests	737	(897)	—	—
Loss on early retirement of debt	—	2,435	14,880	—
Equity in earnings of unconsolidated affiliates, net of distributions received	6,667	4,335	(4,104)	(3,958)
Minority interests in income of consolidated subsidiaries, net of distributions paid	2,564	461	573	1,389
Equity-based compensation	1,810	17,100	11,974	4,514
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(6,551)	(973)	(13,900)	(10,041)
Other receivables	177	509	(4,055)	9,134
Inventories of supplies, prepaids and other assets	1,906	919	302	(912)
Accounts payable and other current liabilities	3,002	12,060	5,533	15,842
Other long-term liabilities	(264)	(1,394)	1,443	6,165
Tax benefit related to increase in value of equity awards	—	(15,822)	(2,693)	(4,814)

Net cash provided by operating activities	67,920	29,264	102,129	107,031

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(78,928)	(26,705)	(280,973)	(60,473)
Proceeds from sales of businesses and equity interests	5,879	15,916	28,335	—
Purchases of property and equipment	(11,862)	(6,247)	(28,428)	(30,653)
Returns of capital from unconsolidated affiliates	1,581	556	1,670	201
(Increase) decrease in deposits and notes receivable	9,247	(9,084)	59	(11,117)

Net cash used in investing activities	(74,083)	(25,564)	(279,337)	(102,042)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	912,019	20,684	304,921	16,888
Payments on long-term debt	(226,893)	(7,442)	(275,301)	(17,932)
Proceeds from issuance of common stock	—	6,135	7,684	6,140
Net equity contribution from USPI Group Holdings, Inc.	779,279	—	—	—
Tax benefit related to increase in value of equity awards	—	15,822	2,693	4,814
Payments to repurchase common stock	(1,430,879)	—	—	—
(Decrease) increase in cash held on behalf of unconsolidated affiliates	(23,342)	13,895	41,161	23,541
Expenses paid on behalf of USPI Group Holdings, Inc.	(7,862)	—	—	—
Returns of capital to minority interest holders	(2,943)	(957)	(1,103)	(1,389)

Net cash (used in) provided by financing activities	(621)	48,137	80,055	32,062

Cash flows of discontinued operations:
Operating cash flows	420	(927)	532	874
Investing cash flows	2,718	(753)	(2,809)	(391)
Financing cash flows	(2,723)	1,413	837	(484)

Net cash provided by (used in) discontinued operations	415	(267)	(1,440)	(1)

Effect of exchange rate changes on cash	(70)	(113)	(107)	(77)

Net (decrease) increase in cash and cash equivalents	(6,439)	51,457	(98,700)	36,973
Cash and cash equivalents at beginning of period	83,197	31,740	130,440	93,467

Cash and cash equivalents at end of period	$76,758	$83,197	$31,740	$130,440

Supplemental information:
Interest paid, net of amounts capitalized	$55,302	$9,861	$25,105	$27,822
Income taxes paid	4,690	1,909	17,799	17,553
Non-cash transactions:
Issuance of common stock to employees	$—	$—	$30,455	$10,609
Assets acquired under capital lease obligations	7,279	1,677	5,277	4,086

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

(1)	Summary of Significant Accounting Policies and Practices

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of ambulatory surgery centers, surgical hospitals and related businesses in the United States and Europe. At December 31, 2007 the Company, headquartered in Dallas, Texas, operated 155 short-stay surgical facilities. Of these 155 facilities, the Company consolidates the results of 61 and accounts for 93 under the equity method and holds no ownership in the remaining facility, which is operated by the Company under a management agreement. The Company operates in two countries, with 152 of its 155 facilities located in the United States of America; the remaining three facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At December 31, 2007, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 91 of the Company’s 152 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

Global Healthcare Partners Limited (Global), a USPI subsidiary incorporated in England, manages and wholly owns three surgical hospitals in the greater London area.

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

As further described below, on April 19, 2007, the Company became a wholly owned subsidiary of USPI Holdings, Inc. (Holdings), which in turn is a wholly owned subsidiary of USPI Group Holdings, Inc. (Parent). The Company’s financial position and the results of operations prior to the Merger are presented separately in the consolidated financial statements as “Predecessor” financial statements, while the Company’s financial position and results of operations following the Merger are presented as “Successor” financial statements. Due to the Merger, which generated transaction expenses and substantially increased the Company’s debt and interest expense, and to the revaluation of assets and liabilities as a result of purchase accounting associated with the Merger, the pre-Merger financial statements are not comparable with those after the Merger. In preparing the Successor financial statements for the period from April 19, 2007 through December 31, 2007, the Company has substantially completed estimates of the fair values of its assets and liabilities. Future adjustments may occur as these estimates are finalized.

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

The Merger was valued at approximately $1.8 billion, including the assumption of $153.6 million of the Company’s existing debt. The funds necessary to consummate the transaction were approximately $1.7 billion, including $1.4 billion to pay then current stockholders and equity award holders, approximately $199.4 million to repay certain existing indebtedness and approximately $47.1 million to pay related fees and expenses. The Merger was financed by:

•	an investment of cash and rollover equity of USPI in the equity of Parent by Welsh Carson, management and other equity investors of approximately $785.0 million;

•	borrowings by the Company of $430.0 million in new senior secured credit facilities;

•	the issuance by the Company of $240.0 million in aggregate principal amount of 8 7/8% senior subordinated notes, due 2017, and $200.0 million in aggregate principal amount of 9 1/4%/10% senior subordinated toggle notes, due 2017;

•	additional borrowings of £10.0 million (approximately $19.7 million) by Global, which was repatriated to the U.S.; and

•	approximately $21.9 million of cash on hand.

The Merger was accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards No. 141, Business Combinations,” (SFAS 141). The purchase price, including transaction-related fees, was allocated to the Company’s tangible and identifiable intangible assets and liabilities based upon preliminary estimates of fair value, with the remainder allocated to goodwill. The Company’s allocation of the purchase price is substantially complete, but remains subject to changes as the Company completes its procedures, which the Company expects to do by April 19, 2008.

A summary of the Merger is presented below (in thousands):

Net cash and equity contribution from Holdings	$791,856
Proceeds from borrowings	889,700
Cash on hand	21,922
Expenses paid on behalf of Parent	(7,862)

Purchase price allocated	$1,695,616

Estimated fair value of net tangible assets acquired:
Cash	$63,497
Patient receivables	58,435
Other current assets	41,204
Investments in affiliates	263,666
Property and equipment	227,878
Other assets	20,668
Current liabilities	(108,596)
Due to affiliates	(90,260)
Long-term debt, excluding current portion	(131,158)
Deferred tax liability	(97,016)
Other long-term liabilities	(14,579)
Minority interests in consolidated subsidiaries	(84,635)

Net tangible assets acquired	149,104
Capitalized debt issuance costs	29,012
Intangible assets acquired	291,631
Goodwill	1,225,869

$1,695,616

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Following are the unaudited pro forma results for the years ended December 31, 2007 and 2006 as if the Merger had occurred on January 1 of each year (in thousands):

	Years Ended
	December 31,
	2007	2006

Net revenues	$651,542	$574,556
Income from continuing operations	16,704	11,862

In connection with the Merger, the Predecessor incurred expenses totaling approximately $23.8 million related to the acceleration of the Predecessor’s unvested outstanding stock options and certain restricted stock awards and professional fees. The Successor incurred approximately $29.0 million of fees related to debt issuance costs which are being amortized into interest expense over the term of the debt. None of the goodwill recorded as a result of the Merger is deductible for tax purposes.

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

The consolidated financial statements include the financial statements of USPI and its wholly-owned and majority-owned subsidiaries. In addition, the Company consolidates the accounts of certain investees of which it does not own a majority ownership interest because the Company maintains effective control over the investees’ assets and operations. The Company also considers FASB Interpretation No. 46, Consolidation of Variable Interest Entities (as amended) (FIN 46R) to determine if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights. At December 31, 2007, the Company consolidated one entity, which operates a surgical hospital, based on the provisions of FIN 46R, but the Company had no exposure for the entity’s losses beyond the Company’s $5.7 million investment, which has already been funded. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Intangible assets consist of costs in excess of net assets acquired (goodwill), costs of acquired management and other contract service rights, and other intangibles, which consist primarily of debt issue costs. Most of the Company’s intangible assets have indefinite lives. Accordingly, these assets, along with goodwill, are not amortized but are instead tested for impairment annually, or more frequently if changing circumstances warrant. Goodwill is tested for impairment at the reporting unit level, which corresponds to the Company’s operating segments, or countries. The Company amortizes intangible assets with definite useful lives over their respective useful lives to their estimated residual values and reviews them for impairment in the same manner as long-lived assets, discussed below.

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

Revenue consists primarily of net patient service revenues, which are based on the facilities’ established billing rates less allowances and discounts, principally for patients covered under contractual programs with private insurance companies. The Company derives approximately 75% of its net patient service revenues from private insurance payers, approximately 10% from governmental payors and approximately 15% from self-pay and other payors.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

With respect to management and contract service revenues, amounts are recognized as services are provided. The Company is party to agreements with certain surgical facilities, hospitals and physician practices to provide management services. As compensation for these services each month, the Company charges the managed entities management fees which are either fixed in amount or represent a fixed percentage of each entity’s earnings, typically defined as net revenue less a provision for doubtful accounts or operating income. In many cases the Company also holds equity ownership in these entities (Note 9). Amounts charged to consolidated facilities eliminate in consolidation. Contract service revenues arising from an endoscopy services business the Company acquired as part of the Surgis acquisition in 2006 are recognized at rates defined in renewable multi-year service agreements, based on the volume of services provided each month.

(m)	Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations in which the Company operates. The Company provides for bad debts principally based upon the aging of accounts receivable and uses specific identification to write off amounts against its allowance for doubtful accounts. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2007 and 2006. The Company has a risk of incurring losses if such allowances are not adequate.

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

Equity in earnings of unconsolidated affiliates consists of the Company’s share of the profits or losses generated from its noncontrolling equity investments in 91 surgical facilities. Because these operations are central to the Company’s business strategy, equity in earnings of unconsolidated affiliates is classified as a component of operating income in the accompanying consolidated statements of operations. The Company has contracts to manage these facilities, which results in the Company having an active role in the operations of these facilities and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities.

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

As further disclosed in Note 11, effective January 1, 2006, the Company adopted, using the modified prospective method, Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, (SFAS 123R). Under SFAS 123R, the fair value of equity-based compensation, such as stock options and other stock-based awards to employees and directors, is measured at the date of grant and recognized as expense over the employee’s requisite service period. For periods prior to January 1, 2006, the Predecessor accounted for such awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R supersedes APB 25.

Historically, the Predecessor provided equity-based compensation to its employees and directors through a combination of stock options and share awards, the Employee Stock Purchase Plan (ESPP), and the Deferred Compensation Plan. While share awards were included in expense prior to 2006, the Predecessor’s stock options and ESPP share issuances were generally not expensed under APB 25 but were included in expense beginning January 1, 2006. Had the Predecessor determined compensation cost based on the fair value at the date of grant for its equity awards in 2005, the Predecessor’s net income would have been the pro forma amount indicated below (in thousands):

Predecessor
Year Ended
December 31,
2005

Net income:
As reported	$47,294
Add: Total stock-based employee compensation expense included in reported net income, net of taxes	2,934
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(6,015)

Pro forma	$44,213

The fair value for grants made during 2005 in the table above were estimated at the date of grant using the Black-Scholes option pricing formula with the following assumptions: risk-free interest rates ranging from 2.1% to 4.3%, expected dividend yield of zero, expected volatility of the market price of the Predecessor’s common stock ranging from 30% to 40%, and expected lives of six months for shares issued under the employee stock purchase plan and ranging from three to five years for stock options. Total stock-based employee compensation expense included in net income, as reported, primarily consisted of expense under the Predecessor’s Deferred Compensation Plan and grants of restricted stock to employees.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(2)	Discontinued Operations and Other Dispositions

In March 2007, the Company classified the operations of a surgery center as held for sale. This surgery center was acquired as part of the Surgis acquisition in April 2006. The Company sold its interests in this center effective November 1, 2007, and recorded a pretax loss of approximately $0.9 million on the sale. Sales proceeds were immaterial for this facility, which had opened in August 2006.

Effective December 1, 2007, the Company sold its interests in a facility in the Houston, Texas area that was also acquired as part of the Surgis acquisition. The Company received immaterial sales proceeds and recorded a pretax loss of approximately $0.6 million on the sale of this center, which had become operational in January 2007. Also, in December 2007, the Company signed an agreement to sell its interests in a facility in Alabama. The sale is effective January 1, 2008. At December 31, 2007, total assets and liabilities classified as held for sale were not material. The Company recorded a pretax loss on the write-down of these assets and liabilities to held for sale of approximately $2.2 million at December 31, 2007.

Additionally, in March 2006, the Company sold its equity interest in a surgery center in Lyndhurst, Ohio, for $0.4 million in cash, which was comprised of the $0.5 million sales price net of the surgery center’s closing cash balance of $0.1 million, and recorded a pretax loss of approximately $7.4 million on the sale.

In accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified its historical results of operations to remove the operations of the above facilities from the Company’s revenues and expenses on the accompanying statements of operations, collapsing the net income/loss related to these facilities’ operations into a single line, “income (loss) from discontinued operations, net of tax.” The Company’s total loss from discontinued operations also includes the loss on the sale of these facilities.

The following table summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands):

	Successor	Predecessor
	Period from	Period from
	April 19	January 1
	through	through	Years Ended
	December 31,	April 18,	December 31,
	2007	2007	2006	2005
Revenues	$3,494	$1,484	$5,387	$9,415
Income (loss) from discontinued operations before income taxes	$205	$(423)	$(168)	$(2)
Income tax (expense) benefit	(72)	147	59	1

Earnings (loss) from discontinued operations	$133	$(276)	$(109)	$(1)

Loss on sale of discontinued operations before income taxes	$(3,732)	$—	$(7,396)	$(80)
Income tax benefit	1,306	—	1,653	235

Net gain (loss) on sale of discontinued operations	$(2,426)	$—	$(5,743)	$155

On April 1, 2007, the Company sold a controlling interest in two facilities it operates in Corpus Christi, Texas, to a not-for-profit hospital partner for $6.1 million in cash. As a result of the sale, the Company recorded a pretax gain of approximately $0.9 million, which is recorded in other income (expense) in the Predecessor’s consolidated statement of operations. Additionally, effective July 1, 2007, the Company sold controlling interests in two facilities it operates in the Dallas, Texas area to its not-for-profit hospital partner for $3.7 million in cash. No gain or loss was

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

recorded on the sale as the sales price approximated the carrying value (Note 9). The Company’s continuing involvement as an equity method investor and manager in all of these facilities prevents the facilities from being classified as discontinued operations.

In September 2007, the Company sold its interests in a facility in Atlanta, Georgia for approximately $1.8 million and recorded a pretax gain of approximately $0.5 million, which is recorded in other income (expense) in the consolidated statement of operations. Also, in September 2007, the Company signed an agreement to sell its interests in a facility in Baltimore, Maryland, whose sale became final in December 2007. The Company recorded a pretax loss of approximately $1.2 million related to this sale, which is recorded in other income (expense) in the consolidated statement of operations; sales proceeds were immaterial. Because these investments were accounted for under the equity method, the results of operations of these facilities are not reported as discontinued operations.

In July 2006, the Company sold a controlling interest in a facility it operates in Fort Worth, Texas, to a not-for-profit healthcare system for $4.8 million in cash (Note 9). While the Company’s continuing involvement as an equity method investor and manager of the Fort Worth facility precludes classification of this transaction as discontinued operations, the taxable gain on this transaction allowed the Company to recognize, during the third quarter of 2006, an additional $0.7 million of tax benefit related to the loss on the Lyndhurst sale, which is reflected in “net gain (loss) on sale of discontinued operations.”

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

The financial results of the acquired entities are included in the Company’s consolidated financial statements beginning on the acquisition’s effective closing date. Following are the unaudited pro forma results for the years ended December 31, 2007 and 2006 as if the acquisitions occurred on January 1 of each year (in thousands):

	Successor	Predecessor
	Period from	Period from
	April 19	January 1
	through	through	Year Ended
	December 31,	April 18,	December 31,
	2007	2007	2006
Net revenues	$458,851	$204,818	$603,431
Income (loss) from continuing operations	12,190	(3,909)	46,780

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

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid to or received from the sellers based on certain financial targets or objectives being met for the acquired facilities or based upon the resolution of certain contingencies. Such additional consideration, which amounted to net payments by the Company of approximately $0.1 million, $3.1 million, and $3.6 million during 2007, 2006, and 2005, respectively, is recorded as an increase or decrease to goodwill at the time the targets or objectives are met or the contingencies are resolved.

The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. For the period from April 19 through December 31, 2007, these investing transactions resulted in a net cash outflow of approximately $6.5 million, which consists of the following:

•	Investment of $5.7 million in a company jointly operated with one of the Company’s not-for-profit hospital partners, which the investee used to acquire ownership in a surgical hospital in the Houston, Texas area;

•	Receipt of $0.5 million from a not-for-profit hospital partner that obtained additional ownership in one of our facilities in the Oklahoma City, Oklahoma area; and

•	Net payment of approximately $1.3 million related to other purchases and sales of equity interests and contributions of cash to equity method investees.

During the period from January 1 through April 18, 2007, these transactions resulted in a net cash inflow of approximately $6.3 million, which consists of the following:

•	Receipt of $9.8 million from a not-for-profit hospital partner that obtained additional ownership in certain of the Company’s surgical facilities in the Chicago, Illinois area;

•	Investment of $1.5 million in a joint venture with one of the Company’s not-for-profit hospital partners, which the joint venture used to acquire ownership in a surgery center in the Detroit, Michigan area; and

•	Net payment of approximately $2.0 million related to other purchases and sales of equity interests and contributions of cash to equity method investees.

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

	Combined
	2007	2006	2005

Unconsolidated facilities operated at year-end	93	80	57
Income statement information:
Revenues	$788,813	$610,160	$443,292
Equity in earnings of unconsolidated affiliates	118	224	27
Operating expenses:
Salaries, benefits, and other employee costs	207,154	150,625	109,734
Medical services and supplies	166,229	125,981	86,573
Other operating expenses	203,841	150,108	111,140
Depreciation and amortization	41,057	29,884	20,287

Total operating expenses	618,281	456,598	327,734

Operating income	170,650	153,786	115,585
Interest expense, net	(20,501)	(14,400)	(10,560)
Other	1,843	282	772

Income before income taxes	$151,992	$139,668	$105,797

Balance sheet information:
Current assets	$186,518	$164,715	$119,461
Noncurrent assets	399,479	271,447	203,463
Current liabilities	117,276	87,944	65,487
Noncurrent liabilities	291,311	175,119	112,926

One of the Company’s equity method investments, Texas Health Ventures Group, L.L.C., is considered significant to the Company’s 2007 consolidated financial statements under regulations of the SEC. As a result, the Company has filed Texas Health Ventures Group, L.L.C.’s consolidated financial statements with this Form 10-K for the appropriate periods.

(4)	Other Receivables

Other receivables consist primarily of amounts receivable for services performed and funds advanced under management and administrative service agreements. As discussed in Note 9, most of the entities to which the Company provides management and administrative services are related parties, due to the Company being an investor in those facilities. At December 31, 2007 and 2006, the amounts receivable from related parties, which are included in other receivables on the Company’s consolidated balance sheet, totaled $3.7 million and $10.6 million, respectively.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5)	Property and Equipment

At December 31, property and equipment consisted of the following (in thousands):

	Estimated	Successor	Predecessor
	Useful Lives	2007	2006
Land	—	$28,596	$27,289
Buildings and leasehold improvements	7-50 years	123,902	230,221
Equipment	3-12 years	91,385	190,226
Furniture and fixtures	4-20 years	7,540	10,988
Construction in progress	—	1,471	2,090

		252,894	460,814
Less accumulated depreciation		(23,855)	(160,985)

Net property and equipment		$229,039	$299,829

At December 31, 2007 and 2006, assets recorded under capital lease arrangements, included in property and equipment, consisted of the following (in thousands):

	Successor	Predecessor
	2007	2006
Land and buildings	$31,363	$34,847
Equipment and furniture	9,494	15,981

	40,857	50,828
Less accumulated amortization	(2,570)	(11,023)

Net property and equipment under capital leases	$38,287	$39,805

Property and equipment cost were adjusted to fair value on April 19, 2007 as a result of the Merger and therefore, the historical accumulated depreciation and amortization balances were eliminated.

(6)	Goodwill and Intangible Assets

The Company follows the provisions of Statement of Financial Accounting Standards No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually, with tests of goodwill occurring at the reporting unit level (defined as an operating segment or one level below an operating segment). SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values. The Company determined that its reporting units are at the operating segment (country) level. The Company completed the required annual impairment tests during 2005, 2006 and 2007. No impairment losses were identified in any reporting unit or intangible asset as a result of these tests.

At December 31, intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	Successor	Predecessor
	2007	2006
Goodwill	$1,274,979	$511,603
Other intangible assets	315,841	109,661

Total	$1,590,820	$621,264

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of changes in the carrying amount of goodwill by operating segment and reporting unit for years ended December 31, 2007 and 2006 (in thousands):

	United	United
	States	Kingdom	Total

Predecessor
Balance at December 31, 2005	$313,735	$24,535	$338,270
Additions	189,608	—	189,608
Disposals	(19,698)	—	(19,698)
Other	—	3,423	3,423

Balance at December 31, 2006	483,645	27,958	511,603
Additions	23,410	—	23,410
Disposals	(8,197)	—	(8,197)
Other	—	593	593

Balance at April 18, 2007	$498,858	$28,551	$527,409

Successor
April 19, 2007, beginning balance resulting from Merger	$960,281	$265,588	$1,225,869
Additions	75,448	—	75,448
Disposals	(24,536)	—	(24,536)
Other	—	(1,802)	(1,802)

Balance at December 31, 2007	$1,011,193	$263,786	$1,274,979

The Merger resulted in a significant increase to goodwill for both reporting units, which is reflected in the beginning balances of the Successor.

Goodwill additions resulted primarily from business combinations and additionally from purchases of additional interests in subsidiaries. Disposals of goodwill relate to businesses that the Company has sold or the deconsolidation of entities the Company no longer controls. In the United Kingdom, the other changes were primarily due to foreign currency translation adjustments.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives, ranging from approximately one to eleven years, to their estimated residual values. The majority of the Company’s management contracts have indefinite useful lives. Most of these contracts have evergreen renewal provisions that do not contemplate a specific termination date. Some of the contracts have provisions which make it possible for the facility’s other owners to terminate them at certain dates and under certain circumstances. Based on the Company’s history with these contracts, the Company’s management considers the lives of these contracts to be indefinite and therefore does not amortize them unless facts and circumstances indicate that it is no longer considered likely that these contracts can be renewed without substantial cost.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of intangible assets at December 31, 2007 and 2006 (in thousands):

	Successor
	December 31, 2007
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

Definite Useful Lives
Management and other service contracts	$24,357	$(2,159)	$22,198
Other	29,914	(1,935)	27,979

Total	$54,271	$(4,094)	$50,177

Indefinite Useful Lives
Management contracts			265,664

Total intangible assets			$315,841

	Predecessor
	December 31, 2006
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

Definite Useful Lives
Management and other service contracts	$32,856	$(13,179)	$19,677
Other	4,134	(1,267)	2,867

Total	$36,990	$(14,446)	$22,544

Indefinite Useful Lives
Management contracts			86,425
Other			692

Total			87,117

Total intangible assets			$109,661

Amortization expense from continuing operations related to intangible assets with definite useful lives was $0.8 million, $2.2 million and $2.5 million for the period from January 1 through April 18, 2007, period from April 19 through December 31, 2007, and the year ended December 31, 2006, respectively. The amortization of debt issuance costs for the period from January 1 through April 18, 2007, the period from April 19 through December 31, 2007 and the year ended December 31, 2006 was $0.2 million, $1.9 million and $0.8 million respectively. Intangible assets were adjusted to fair value on April 19, 2007 as a result of the Merger and, therefore, the historical accumulated amortization balances were eliminated. The weighted average amortization period for intangible assets with definite useful lives is nine years for management and other service contracts, nine years for other intangible assets, and nine years overall.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table provides estimated amortization expense, including amounts that will be classified within interest expense, related to intangible assets with definite useful lives for each of the years in the five-year period ending December 31, 2012:

2008	$5,857
2009	5,993
2010	5,610
2011	5,842
2012	6,095

(7)	Long-term Debt

At December 31, long-term debt consisted of the following (in thousands):

	Successor	Predecessor
	2007	2006
Senior secured credit facility	$490,275	$—
Term loan facility (Term B)	—	199,000
U.K. senior credit agreement	83,519	70,139
Senior subordinated notes	440,000	—
Notes payable to financial institutions	37,238	33,170
Capital lease obligations (Note 8)	47,030	45,021

Total long-term debt	1,098,062	347,330
Less current portion	(25,311)	(26,373)

Long-term debt, less current portion	$1,072,751	$320,957

Successor Borrowings

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

(a)	Senior secured credit facility

The new senior secured credit facility (Credit Facility) provides for borrowings of up to $630.0 million (with a $150.0 million accordion feature described below), consisting of (1) a $100.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. On April 19, 2007, the Company borrowed $430.0 million of the term loan facility concurrent with the Merger. In May 2007, the Company borrowed an additional $29.5 million under the delayed draw feature of the term loan facility to finance the acquisition of an additional surgery center in St. Louis, Missouri. In August 2007, the Company borrowed an additional $34.0 million under the delayed draw feature of the term loan facility to finance a buy-up of ownership in five of its existing St. Louis facilities. The remaining $36.5 million of the delayed draw feature of the term loan facility is available until December 31, 2008. In addition, the Company may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the Credit Facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, the Company pays quarterly commitment fees of 1.25% per annum and 0.50% per annum on the daily-unused commitment of the delayed draw facility and

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

revolving credit facility, respectively. The Company also pays a quarterly participation fee of 2.125% per annum related to outstanding letters of credit. The term loans under the Credit Facility require principal payments each year in an amount of 1% per annum in equal quarterly installments. No principal payments are required on the revolving credit facility or delayed draw term loan facility during its delayed draw availability period. At December 31, 2007, the Company had $490.3 million of debt outstanding under the Credit Facility at an interest rate of approximately 7.4%. At December 31, 2007, the Company had $97.3 million available for borrowing under the revolving credit facility, representing the facility’s $100.0 million capacity net of $2.7 million of outstanding letters of credit.

The Credit Facility is guaranteed by Holdings, and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the Credit Facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of the Company’s capital stock, the capital stock of each of the Company’s wholly owned domestic subsidiaries and 65% of the capital stock of certain of the Company’s wholly-owned foreign subsidiaries. Additionally, the Credit Facility contains various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. The Company was in compliance with these covenants as of December 31, 2007.

Fees paid for unused portions of the senior secured credit facility were approximately $0.9 million, for the period from April 19 through December 31, 2007 and are included within interest expense in the Company’s consolidated statements of operations.

(b)	Senior subordinated notes

Also in connection with the Merger, the Company issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, commencing on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, the Company may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest); or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. The Notes are unsecured senior subordinated obligations of the Company; however, the Notes are guaranteed by all of the Company’s current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. The Company was in compliance with these covenants as of December 31, 2007.

At December 31, 2007, the $240.0 million 8 7/8% senior subordinated note and the $200.0 million 9 1/4%/10% senior subordinated toggle notes were considered to have a fair value, based upon recent trading of approximately $236.1 million and $194.3 million, respectively.

As required by the indenture governing the Notes, the Notes were registered with the SEC in August 2007.

(c)	United Kingdom borrowings

In April 2007, the Company entered into an amended and restated credit agreement (the U.K. Agreement), which covers the Predecessor’s existing overdraft facility and term loan facilities (Term Loan A) as described below. The U.K. Agreement increased the total overdraft facility by £0.5 million to £2.0 million, and added an additional term loan B facility of £10 million (approximately $19.8 million at December 31, 2007) (Term Loan B).

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The original proceeds from the Term Loan B facility were repatriated to the U.S. as part of the Merger. Excluding availability on the overdraft facility, no additional amounts can be borrowed under the Term Loan A or Term Loan B. At December 31, 2007, the Company had approximately £42.1 million (approximately $83.5 million) outstanding under the U.K. Agreement at a weighted average interest rate of approximately 7.4%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are required on the Term Loan A, which began in June 2007, and approximate $6.0 million in the first and second years, $8.0 million in the third and fourth years; $10.0 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and has a maturity of six years. The borrowings are guaranteed by certain of the Company’s subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on Company assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. The Company was in compliance with these covenants as of December 31, 2007.

The Company also has borrowing availability under a capital asset finance facility in the U.K. of up to £2.5 million (approximately $5.0 million at December 31, 2007). The exact terms and payments are negotiated upon a draw on the facility. No amounts were outstanding at December 31, 2007.

(d)	Other Long-term Debt

The Company and its subsidiaries have notes payable to financial institutions and other parties of $37.2 million, which mature at various dates through January 2018 and accrue interest at fixed and variable rates ranging from 4.9% to 12.0%.

Capital lease obligations in the carrying amount of $47.0 million are secured by underlying real estate and equipment and have implicit interest rates ranging from 4.75% to 15.93%.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2007 are as follows (in thousands): 2008, $25,311; 2009, $26,061; 2010, $23,242; 2011, $22,089; 2012, $19,746; and thereafter, $981,613.

Predecessor Borrowings

(e)	Lines of Credit

On February 21, 2006, the Predecessor entered into a revolving credit facility with a group of commercial lenders providing for borrowings of up to $200.0 million for acquisitions and general corporate purposes in the United States. This agreement was terminated in conjunction with the Merger. Borrowings under the credit facility had a maturity date of February 21, 2011. The facility was secured by a pledge of stock held in the Predecessor’s wholly-owned domestic subsidiaries. At December 31, 2006, no amounts were outstanding. The revolving credit facility also provided that up to $20.0 million of the commitment could be accessed in the forms of letters of credit. At December 31, 2006, the Company had outstanding letters of credit totaling $1.6 million. Any outstanding letters of credit decreased the amount available for borrowing under the revolving credit facility.

Global, the Company’s majority-owned U.K. subsidiary, had a credit agreement with a commercial lender that provided for total borrowings of £55.0 million under four separate facilities. In April 2007, this agreement was amended and restated in conjunction with the Merger. At December 31, 2006, total outstanding borrowings under the agreement were approximately $70.1 million, and approximately $2.3 million was available for borrowing, primarily for capital projects specified in the agreement. Borrowings under this agreement were secured by certain

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

assets and the capital stock of Global and its subsidiaries. At December 31, 2006, the weighted average rate applicable to the outstanding balance was 6.61%.

Fees paid for unused portions of the lines of credit were approximately $0.2 million, $0.6 million, and $0.1 million, for the period from January 1 through April 18, 2007 and the years ended December 31, 2006 and 2005, respectively, and are included within interest expense in the Company’s consolidated statements of operations.

(f)	Term Loan Facility (Term B)

The Predecessor entered into the Term B agreement with a group of commercial lenders on August 7, 2006 to finance the repurchase of the senior subordinated notes that were then outstanding, repay a portion of the outstanding loans under existing credit agreements and pay fees related thereto. This agreement was also terminated in conjunction with the Merger. The Company recorded a pretax loss of approximately $2.4 million on the early retirement of debt. The loss represents the excess of payments to retire the Term B debt, including writing off the unamortized portion of costs incurred in originally borrowing the funds.

The agreement provided for a term borrowing of $200.0 million, bore interest at LIBOR plus a margin of 1.75%, and was to mature in June 2013. The agreement was secured by a pledge of the stock of in the Company’s wholly owned domestic subsidiaries. At December 31, 2006, the Company had $199.0 million outstanding under the Term B agreement, at an interest rate of approximately 7.15%.

Both the Predecessor’s U.S. revolving credit facility and the Predecessor’s Term B agreement contained various restrictive covenants, including financial covenants that limited the Predecessor’s ability and the ability of certain subsidiaries to borrow money or guarantee other indebtedness, grant liens on Company assets, make investments, use assets as security in other transactions, pay dividends on stock, enter into sale-lease back transactions or sell assets or capital stock.

(g)	Subordinated Debt

The Predecessor completed a public debt offering in December 2001, and issued $150 million in Senior subordinated notes (the Predecessor Notes). The Predecessor Notes, were to mature on December 15, 2011, accrued interest at 10% payable semi-annually on June 15 and December 15 commencing on June 15, 2002 and were issued at a discount of $1.2 million, resulting in an effective interest rate of 10.125%. The Predecessor Notes were subordinate to all senior indebtedness and were guaranteed by USPI and USPI’s wholly owned subsidiaries domiciled in the United States.

In August 2006, the Predecessor completed a tender offer for all of its outstanding Predecessor Notes. The purchase of the Predecessor Notes was financed with the proceeds of a $200.0 million term loan facility entered into in August 2006. The Predecessor recorded a loss on early retirement of debt of $14.9 million ($9.7 million after tax). The loss represents the excess of payments made to retire the Notes over their carrying value, including writing off the unamortized portion of costs incurred in originally issuing the Predecessor Notes.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(8)	Leases

The Company leases various office equipment and office space under a number of operating lease agreements, which expire at various times through the year 2024. Such leases do not involve contingent rentals, nor do they contain significant renewal or escalation clauses. Office leases generally require the Company to pay all executory costs (such as property taxes, maintenance and insurance).

Minimum future payments under noncancelable leases, with remaining terms in excess of one year as of December 31, 2007 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

Year ending December 31,
2008	$9,002	$14,193
2009	8,734	11,595
2010	7,905	9,523
2011	7,044	7,897
2012	6,157	5,785
Thereafter	45,330	15,604

Total minimum lease payments	84,172	$64,597

Amount representing interest	(37,142)

Present value of minimum lease payments	$47,030

Total rent expense from continuing operations under operating leases was $5.7 million, $13.5 million, $16.8 million and $13.0 million for the period from January 1 through April 18, 2007, period from April 19 through December 31, 2007 and for the years ended December 31, 2006, and 2005, respectively.

(9)	Related Party Transactions

The Company has entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 4.0% to 8.0%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $9.5 million, $23.3 million, $25.7 million, and $18.8 million for the period from January 1 through April 18, 2007, period from April 19 through December 31, 2007, and the years ended December 31, 2006 and 2005 respectively, and are included in management and contract service revenues in the accompanying consolidated statements of operations.

As discussed in Note 3, the Company regularly engages in purchases and sales of ownership interests in its facilities. The Company operates 25 surgical facilities in partnership with the Baylor Health Care System (Baylor) and local physicians in the Dallas/Fort Worth area. While the Company and Baylor each hold some amount of ownership in each facility, some of these facilities are subsidiaries of the Company, whereas some are subsidiaries of Baylor. Baylor’s Chief Executive Officer, Joel T. Allison, is a member of the Company’s board of directors. Effective July 1, 2007, Baylor acquired an additional ownership interest in two facilities it already co-owned with the Company and local physicians, which transferred control of the facilities from the Company to Baylor. As a result, the Company now accounts for its investments in these facilities under the equity method. The interests were acquired for $3.7 million in cash. No gain or loss was recorded upon the sale as the sales price approximated carrying value. The Company believes that the sales price was negotiated on an arms’ length basis.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In July 2006, Baylor acquired, from the Company, an additional 10.82% interest in a facility it already co-owned with the Company and local physicians, which transferred control of the facility from the Company to Baylor. As a result, the Company now accounts for its investment in this facility under the equity method. The interest was acquired from the Company in exchange for $4.8 million in cash. As the Company and Baylor have significantly grown the operations and profitability of this facility since acquiring it in 2001, a $2.0 million pretax gain was generated on the sale. This gain was deferred until a contingency in the purchase agreement was resolved, which was expected to be by December 31, 2007. This deferred gain was reclassified to goodwill in the purchase price allocation for the Merger in April 2007, as it had no fair value. Accordingly, this gain will not be recognized in the Company’s consolidated statement of operations. The Company believes that the sales price was negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $1.4 million for the period from April 19 through December 31, 2007. Such amounts accrue at an annual rate of $2.0 million.

On October 1, 2007, the Company entered into an agreement with Accuro Healthcare Solutions, Inc. to provide revenue cycle management and other Web-based products and services. Welsh Carson, including certain of its affiliates, owned approximately 80% of the common stock of Accuro on the date of the agreement, and two of the Company’s directors D. Scott Mackesy and Michael E. Donovan, are directors of Accuro. Under the agreement, Accuro provided approximately $0.1 million in services to the Company in 2007.

(10)	Income Taxes

The components of income (loss) from continuing operations before income taxes were as follows (in thousands):

	Successor	Predecessor
	Period from	Period from
	April 19	January 1
	through	through
	December 31,	April 18,
	2007	2007	2006	2005
Domestic	$15,264	$(6,677)	$53,460	$62,191
Foreign	10,424	3,962	9,418	11,122

	$25,688	$(2,715)	$62,878	$73,313

Income tax expense (benefit) attributable to income from continuing operations consists of (in thousands):

Successor	Current	Deferred	Total

Period from April 19 through December 31, 2007:
U.S. federal	$(345)	$10,276	$9,931
State and local	1,334	—	1,334
Foreign	3,460	(59)	3,401

Net income tax expense	$4,449	$10,217	$14,666

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor	Current	Deferred	Total

Period from January 1 through April 18, 2007:
U.S. federal	$—	$1,529	$1,529
State and local	1,302	(23)	1,279
Foreign	1,528	(178)	1,350

Net income tax expense	$2,830	$1,328	$4,158

Predecessor	Current	Deferred	Total

Year ended December 31, 2006:
U.S. federal	$10,853	$7,791	$18,644
State and local	2,902	(441)	2,461
Foreign	2,731	(1,056)	1,675

Net income tax expense	$16,486	$6,294	$22,780

Predecessor	Current	Deferred	Total

Year ended December 31, 2005:
U.S. federal	$18,713	$2,407	$21,120
State and local	2,213	206	2,419
Foreign	3,206	(572)	2,634

Net income tax expense	$24,132	$2,041	$26,173

Income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) from continuing operations is as follows (in thousands):

	Successor	Predecessor
	Period from	Period from
	April 19	January 1
	through	through	Year Ended
	December 31,	April 18,	December 31,
	2007	2007	2006	2005
Computed “expected” tax expense (benefit)	$8,991	$(950)	$22,007	$25,659
Increase (reduction) in income taxes resulting from:
Differences between U.S. financial reporting and foreign statutory reporting	381	200	(1,007)	(603)
State tax expense, net of federal benefit	874	824	1,445	1,550
Removal of foreign tax rate differential	(628)	(237)	(614)	(656)
Transaction costs	(453)	2,250	—	—
Valuation allowance	5,121	1,323	—	—
Other	380	748	949	223

Total	$14,666	$4,158	$22,780	$26,173

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below (in thousands).

	December 31,
	2007	2006
	Successor	Predecessor
Deferred tax assets:
Net operating loss carryforwards	$16,139	$8,862
Accrued expenses	10,340	12,527
Bad debts/reserves	7,135	4,171
Capitalized costs and other	4,208	738

Total deferred tax assets	37,822	26,298
Valuation allowance	(37,822)	(2,460)

Total deferred tax assets, net	$—	$23,838

Deferred tax liabilities:
Basis difference of acquisitions	$105,425	$45,735
Accelerated depreciation	3,730	5,560
Capitalized interest and other	259	561

Total deferred tax liabilities	$109,414	$51,856

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

At December 31, 2007, the Company had federal net operating loss carryforwards for U.S. federal income tax purposes of approximately $46.0 million, all of which have been reserved due to restrictions as to their utilization. The Company’s ability to offset future taxable income with these carryforwards would begin to be forfeited in 2022, if unused. While the Successor’s U.S. operations generated pretax income under generally accepted accounting principles for the period from April 19 through December 31, 2007, these operations generated losses for tax purposes, primarily as a result of amortizing, for tax purposes, goodwill acquired by the Company in certain business combinations. Due to the magnitude of this amortization expense, the Company does not believe that it is more likely than not that it will be generate taxable U.S. income in future periods to utilize its net operating loss carryforwards and other deferred tax assets. Accordingly, the Successor has established a full valuation allowance against these assets during 2007, including the amounts which existed at the Successor’s inception, for which the offsetting entry was to goodwill, as well as amounts generated from April 19 through December 31, 2007, for which the offsetting entry was to income tax expense. At December 31, 2007, the Company had state net operating loss carryforwards of approximately $64.0 million, all of which have a valuation allowance recorded against the deferred asset due to the uncertainty as to their utilization. Approximately $15.0 million of the total state net operating loss carryforwards were acquired through acquisitions. The Company’s ability to generate future state taxable income is not certain and the varying state provisions governing utilization of state tax loss carryforwards, and the applicable carryforward periods, will impact future utilization.

The Successor’s U.K. operations have no net operating loss carryforwards or other deferred tax assets. These operations continued to be profitable in 2007, and the Successor therefore has accrued the related income tax expense.

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which addresses the

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

accounting and disclosure for uncertainty in tax positions. The Company adopted the provisions of FIN 48 as of January 1, 2007. The Company was not required to record a cumulative effect adjustment related to the adoption of FIN 48. The Company has analyzed its income tax filing positions in all of the federal and state jurisdictions where it is required to file income tax returns for all open tax years in these jurisdictions. The Company believes, based on the facts and technical merits associated with each of its income tax filing positions and deductions, that each of its income tax filing positions would be sustained on audit. Further, the Company has concluded that to the extent any adjustments to its income tax filing positions were to be sustained upon an IRS or other audit, such adjustments would not have a material effect on the Company’s consolidated financial statements. As a result, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. The Company has not recorded any material amounts for interest or penalties related to audit activity.

(11)	Equity-Based Compensation

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

Subsequent to the Merger, the Company’s parent, USPI Group Holdings, Inc., granted stock options and restricted share awards to certain employees and members of the board of directors of the Successor. These awards were granted pursuant to the 2007 Equity Incentive Plan (the Plan) which was adopted by USPI Group Holdings, Inc.’s board of directors. The board of directors or a designated administrator has the sole authority to determine which individuals receive grants, the type of grant to be received, the vesting period and all other option terms. Stock options granted generally have a term not to exceed eight years. A maximum of 20,145,458 shares of stock may be delivered under the Plan. At December 31, 2007, 442,501 shares were available for grant.

Awards granted by the Predecessor were granted pursuant to its 2001 Equity-Based Compensation Plan, which was adopted by USPI’s board of directors in February 2001. Stock options granted generally had an option price no less than 100% of the fair value of the common stock on the date of grant with the term not to exceed ten years.

Total equity-based compensation included in the consolidated statements of operations, classified by line item, is as follows (in thousands):

	Successor	Predecessor
	Period from	Period from
	April 19	January 1
	through	through	Year Ended
	December 31,	April 18,	December 31,
	2007	2007	2006	2005
Equity in earnings of unconsolidated affiliates	$—	$20	$78	$—
Salaries, benefits and other employee costs	308	959	2,941	—
General and administrative expenses	643	16,144	9,034	4,514
Other operating expenses	859	—	—	—
Minority interests in income of consolidated subsidiaries	—	(23)	(79)	—

Expense before income tax benefit	1,810	17,100	11,974	4,514
Income tax benefit	(192)	(5,366)	(3,684)	(1,580)

Total equity-based compensation expense, net of tax	$1,618	$11,734	$8,290	$2,934

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Total equity-based compensation, included in the consolidated statements of operations, classified by type of award, is as follows (in thousands):

	Successor	Predecessor
	Period from	Period from
	April 19	January 1
	through	through	Year Ended
	December 31,	April 18,	December 31,
	2007	2007	2006	2005
Share awards(1)	$773	$13,202	$9,423	$4,514
Stock options(2)	178	3,797	2,253	—
Warrants	859	—	—	—
ESPP(2)	—	101	298	—

Expense before income tax benefit	1,810	17,100	11,974	4,514
Income tax benefit	(192)	(5,366)	(3,684)	(1,580)

Total equity-based compensation expense, net of tax	$1,618	$11,734	$8,290	$2,934

(1)	Included in the Company’s consolidated statements of operations for all periods.

(2)	Included in the Company’s consolidated statement of operations beginning January 1, 2006, reflecting the Company’s adoption of SFAS 123R. ESPP amounts are net of reimbursements by other owners of the Company’s investees. The ESPP was terminated subsequent to the Merger.

Total unrecognized compensation related to Successor nonvested awards of stock options and restricted shares was $15.2 million at December 31, 2007 of which $6.4 million is expected to be recognized over a weighted average period of five years. The remaining $8.8 million relates to restricted share awards exchanged in conjunction with the Merger and will be expensed only upon the occurrence of a change in control or other qualified exit event.

During the period from January 1 through April 18, 2007, the Company received cash proceeds of $6.1 million from the exercise of stock options and issuances of shares under the ESPP. During the years ended December 31, 2006 and 2005, the Company received cash proceeds of $7.4 million and $6.2 million, respectively, from the exercise of stock options and issuances of shares under the ESPP. Exercises of stock options and subsequent stock sales not qualifying for capital gains treatment and the release of restrictions on share awards resulted in a tax benefit of $15.8 million, $3.0 million and $4.8 million, for the period from January 1 through April 18, 2007, and for the years ended December 31, 2006 and 2005, respectively. No stock options were exercised in the period from April 19 through December 31, 2007.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Stock Options — Successor

The Company’s parent, USPI Group Holdings, Inc. generally grants stock options vesting 25% per year over four years and having an eight-year contractual life. The fair value of stock options is estimated using the Black-Scholes formula. The expected lives of options are determined using the “simplified method” described in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The risk-free interest rates are equal to rates of U.S. Treasury notes with maturities approximating the expected life of the option. Volatility was calculated as a weighted average based on the historical volatility of the Predecessor as well as industry peers. The assumptions are as follows:

Successor
Period from
April 19
through
December 31,
2007

Assumptions:
Expected life in years	4.82
Risk-free interest rates	4.47%
Dividend yield	0.0%
Volatility	45.16%
Weighted average grant-date fair value	$0.25

Stock option activity during the period April 19 through December 31, 2007 was as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Successor	Number of	Exercise	Contractual	Intrinsic
Stock Options	Shares (000)	Price	Life (Years)	Value ($000)

Granted on April 19, 2007	4,222	$0.32	8.00	$549
Additional grants	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(302)	0.32	—	—

Outstanding at December 31, 2007	3,920	$0.32	7.11	$2,666

Exercisable at December 31, 2007	—	$—	—	$—

Share Awards — Successor

On April 19, 2007, USPI Group Holdings, Inc. granted restricted share awards to certain Successor company employees. The first tranche (50%) of the share awards vest 25% over four years, while the second tranche (50%) vests 100% in April 2015, but can vest earlier upon the occurrence of a qualified exit event and Company performance. An additional grant was made to USPI Group Holding’s board of directors in August 2007. The restricted shares granted to the board of directors vests 25% each year over four years. The value of such share awards is equal to the share price on the date of grant.

Additionally, in conjunction with the Merger, USPI Group Holdings, Inc. cancelled 379,000 restricted share awards of the Predecessor. These share awards were replaced with 2,212,957 restricted shares of USPI Group Holdings, Inc. This cancellation and exchange was accounted for as a modification under SFAS 123R. The replacement awards vest only upon the occurrence of a change in control or other exit event as defined in the award agreement and Company performance. As a result of the modification, approximately $8.8 million of unamortized compensation cost related to the Predecessor awards will only be expensed upon the occurrence of a change in

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

control or qualified exit event, and the completion of the derived service period. At December 31, 2007, 2,212,957 of these share awards were outstanding and unvested.

The grants of restricted share awards, excluding the awards exchanged concurrent with the Merger, during the period from April 19 through December 31, 2007 are summarized as follows:

		Weighted
		Average
Successor	Number of	Grant-Date
Nonvested Shares	Shares (000)	Fair Value

Granted on April 19, 2007	13,250	$0.45
Additional grants	320	1.00
Converted / vested	—	—
Forfeited	—	—

Nonvested at December 31, 2007	13,570	$0.46

Warrants — Successor

During the third and fourth quarters of 2007, the Company’s parent, USPI Group Holdings, Inc, granted a total of 2,333,328 warrants to purchase its common stock to four of the Company’s hospital partners. The exercise price of the warrants is $3.00 per share. All of the warrants are fully vested and non-forfeitable but contain exercise restrictions. Of the 2,333,328 warrants outstanding at December 31, 2007, 333,333 warrants are exercisable and a portion of the remaining 1,999,995 warrants will become exercisable beginning in 2008 and become fully exercisable by 2013. The warrants have a contractual life of eight to ten years. The total fair value of the warrants is approximately $1.1 million and was determined using the Black Scholes formula. The assumptions included an expected life equal to the contractual life of each warrant; a risk free interest rate of 3.6% to 4.6%; a dividend yield of 0%; and an estimated volatility of approximately 59%. Because the warrants are fully vested, the expense associated with these warrants was recorded upon grant.

Stock Options and Share Awards — Predecessor

Historically, the Predecessor granted stock options with an exercise price equal to the stock price on the date of grant, vesting 25% per year over four years, and having a five-year contractual life. Most awards granted prior to 2003 had a ten-year contractual life. The fair values of stock options were estimated at the date of grant using the Black-Scholes formula. The expected lives of options were determined using the “simplified method” described in SEC Staff Accounting Bulletin No. 107. The risk-free interest rates were equal to rates of U.S. Treasury notes with maturities approximating the expected life of the option. Other assumptions were derived from the Company’s historical experience. The assumptions were as follows:

	Predecessor
	Years Ended December 31,
	2006	2005

Assumptions:
Expected life in years	3.75	3.00
Risk-free interest rates	4.3%-5.0%	3.7%
Dividend yield	0.0%	0.0%
Volatility	30.0%	30.0%
Weighted average grant-date fair value	$9.52	$7.74

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Approximately 3,296,000 stock options were outstanding on January 1, 2007 with a weighted average exercise price of $15.49. No stock options were granted during the period from January 1 through April 18, 2007. As a result of the Merger, all of the Company’s restricted stock awards, except as otherwise agreed by the holders and the Company, and all of its stock options were immediately vested. As a result, the Company recorded pretax expense of approximately $13.8 million related to such acceleration in its Predecessor statement of operations on April 18, 2007.

The total intrinsic value of options exercised during the period from January 1 through April 18, 2007 prior to the acceleration noted above was $8.3 million. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $7.4 million and $18.9 million, respectively.

The Predecessor’s share awards vested based on a combination of service and Company performance. Approximately 1,563,000 nonvested shares were outstanding on January 1, 2007 with a weighted average grant date fair value of $28.59. As a result of the Merger, all of the Company’s unvested restricted share awards, except as otherwise agreed to by the holders and the Company, immediately vested and the holders of these restricted share awards received $31.05 per share in cash. As discussed above, 379,000 of the Predecessor’s restricted share awards were exchanged with the Successor’s parent restricted share awards in conjunction with the Merger.

The weighted average grant-date fair value per share award was $33.39 and $32.08 at December 31, 2006 and 2005 respectively. No restricted share awards were granted in the period from January 1 through April 18, 2007. The total fair value of shares whose restrictions were released and units that vested and were converted to unrestricted shares during the period from January 1 through April 18, 2007 prior to the acceleration of vesting was approximately $8.3 million. The total fair value of shares whose restrictions were released and units that vested and were converted to unrestricted shares during the years ended December 31, 2006 and 2005 was $3.8 million and $1.0 million, respectively.

Employee Stock Purchase Plan — Predecessor

The Predecessor adopted the Employee Stock Purchase Plan (ESPP) on February 13, 2001. Any eligible employee could elect to participate in the plan by authorizing the Company’s options and compensation committee to make payroll deductions to pay the exercise price of an option at the time and in the manner prescribed by the Company’s options and compensation committee. The ESPP was terminated after the Merger. During the period from January 1 through April 18, 2007, a total of 30,186 shares were issued under the ESPP with an intrinsic value of $0.2 million. During 2006 and 2005 a total of 85,923 and 82,038 shares were issued under the ESPP, respectively, with intrinsic values of $0.4 million in both 2006 and 2005.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The fair value of ESPP awards was estimated at the date of grant using the Black-Scholes formula using the same assumptions as used for the Predecessor company’s stock option valuations, except that the ESPP had a three-month term beginning in 2006 and a risk-free rate equal to the risk-free rate on a three-month U.S. Treasury note. The assumptions were as follows:

	Predecessor
	Period
	from
	January 1
	through
	April 18,	Years Ended December 31,
	2007	2006	2005

Expected life in years	0.25	0.25	0.50
Weighted average interest rate	5.1%	4.2-5.1%	2.6-3.4%
Dividend yield	0.0%	0.0%	0.0%
Volatility	30.0%	30.0%	30.0%
Grant-date fair value per share	$6.05	$5.25-7.56	$8.42-9.97

(12)	Segment Disclosures

Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. The Company’s business is the operation of ambulatory surgery centers, surgical hospitals and related businesses in the United States and the United Kingdom. The Company’s chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgical facilities for assessing performance and allocating resources both domestically and abroad. Accordingly, the Company’s reportable segments consist of (1) U.S. based facilities and (2) United Kingdom based facilities. All amounts related to discontinued operations have also been removed from all periods presented (Note 2).

	United	United
Successor	States	Kingdom	Total
Period from April 19 through December 31, 2007

Net patient service revenue	$323,550	$84,373	$407,923
Other revenue	50,055	—	50,055

Total revenues	$373,605	$84,373	$457,978

Depreciation and amortization	$21,863	$5,097	$26,960
Operating income	121,000	14,925	135,925
Net interest expense	(60,193)	(4,472)	(64,665)
Income tax expense	(11,265)	(3,401)	(14,666)
Total assets	1,906,471	370,922	2,277,393
Capital expenditures	13,802	5,339	19,141

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	United	United
Predecessor	States	Kingdom	Total
Period from January 1 through April 18, 2007

Net patient service revenue	$139,074	$33,733	$172,807
Other revenue	20,757	—	20,757

Total revenues	$159,831	$33,733	$193,564

Depreciation and amortization	$9,611	$2,939	$12,550
Operating income	20,964	5,409	26,373
Net interest expense	(7,154)	(1,438)	(8,592)
Income tax expense	(2,808)	(1,350)	(4,158)
Total assets	1,114,429	209,279	1,323,708
Capital expenditures	5,299	2,625	7,924

	United	United
Predecessor	States	Kingdom	Total
Year Ended December 31, 2006

Net patient service revenue	$418,525	$95,994	$514,519
Other revenue	60,037	—	60,037

Total revenues	$478,562	$95,994	$574,556

Depreciation and amortization	$26,766	$8,163	$34,929
Operating income	145,595	13,584	159,179
Net interest expense	(25,200)	(3,357)	(28,557)
Income tax expense	(21,105)	(1,675)	(22,780)
Total assets	1,027,243	204,613	1,231,856
Capital expenditures	22,589	11,116	33,705

	United	United
Predecessor	States	Kingdom	Total
Year Ended December 31, 2005

Net patient service revenue	$338,986	$89,466	$428,452
Other revenue	36,874	—	36,874

Total revenues	$375,860	$89,466	$465,326

Depreciation and amortization	$23,392	$7,192	$30,584
Operating income	119,534	14,634	134,168
Net interest expense	(20,217)	(2,731)	(22,948)
Income tax expense	(23,539)	(2,634)	(26,173)
Total assets	833,476	195,365	1,028,841
Capital expenditures	13,897	20,842	34,739

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(13)	Commitments and Contingencies

(a)	Financial Guarantees

As of December 31, 2007, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $77.7 million. Of the total, $30.3 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures. The remaining $47.4 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures.

In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.3 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2019, and (e) provide no recourse for the Company to recover any amounts from third parties. The Company also has $2.7 million of letters of credit outstanding, as discussed in Note 7.

(b)	Litigation

In connection with the acquisition of the Company by Welsh Carson, two lawsuits were filed against the Company, Welsh Carson, and all of the directors of the Company. The lawsuits generally alleged a breach of fiduciary duty to the Company’s stockholders. In April 2007, the Company settled the lawsuits and the settlement was approved by the court, and in December 2007, the cases were dismissed. Approximately $0.8 million has been accrued related to this claim at December 31, 2007.

In addition, from time to time the Company is named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings, other than those discussed above, that might have a material adverse impact on the Company.

(c)	Self Insurance and Professional Liability Claims

The Company is self-insured for healthcare for its U.S. employees up to predetermined amounts above which third party insurance applies. The Company believes that the accruals established at December 31, 2007, which were estimated based on actual employee health claim patterns, adequately provide for its exposure under this arrangement. Additionally, in the U.S. the Company maintains professional liability insurance that provides coverage on a claims made basis of $1.0 million per incident and $12.0 million in annual aggregate amount with retroactive provisions upon policy renewal. Certain of the Company’s insurance policies have deductibles and contingent premium arrangements. The Company believes that the accruals established at December 31, 2007, which were estimated based on historical payment, adequately provide for its exposure under these arrangements.

(d)	Employee Benefit Plans

The Company’s eligible U.S. Employees may choose to participate in the United Surgical Partners International, Inc. 401(k) Plan under which the Company may elect to make contributions that match from zero to 100% of participants’ contributions. Charges to expense under this plan for the period January 1 through April 18, 2007 and the period April 19 through December 31, 2007 was $0.5 million and $1.3 million, respectively. Charges to expense under this plan in 2006 and 2005 were $1.5 million and $1.2 million, respectively.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

One of the Company’s U.K. subsidiaries, which the Company acquired in 2000, has obligations remaining under a defined benefit pension plan that originated in 1991 and was closed to new participants at the end of 1998. At December 31, 2007, the plan had 74 participants, plan assets of $11.9 million, an accumulated pension benefit obligation of $14.0 million, and a projected benefit obligation of $15.3 million. At December 31, 2006, the plan had 79 participants, plan assets of $11.2 million, an accumulated pension benefit obligation of $14.0 million, and a projected benefit obligation of $14.3 million. Pension expense was approximately $0.1 million, $0.3 million, $0.2 million and $0.3 million for the period from January 1 through April 18, 2007, the period from April 19 through December 31, 2007, and the years ended December 31, 2006 and 2005, respectively. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of this plan in the 2006 consolidated balance sheet (other long term liabilities), with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net adjustment to decrease accumulated other comprehensive income and increase other long term liabilities at adoption was $0.2 million, net of tax, and represented unrecognized actuarial losses.

The Company’s Deferred Compensation Plan covers select members of management as determined by its Options and Compensation Committee. Under the plan, eligible employees may contribute a portion of their salary and annual bonus on a pretax basis. The plan is a non-qualified plan; therefore, the associated liabilities are included in the Company’s consolidated balance sheets as of December 31, 2007 and 2006. In addition, the Company maintains an irrevocable grantor’s trust to hold assets that fund benefit obligations under the plan, including corporate-owned life insurance policies. The cash surrender value of such policies is included in the consolidated balance sheets as other noncurrent assets and totaled $7.6 million and $3.5 million at December 31, 2007 and 2006, respectively. The Company’s obligations related to the plan were $7.3 million and $3.2 million, at December 31, 2007 and 2006, respectively, and are included in other long-term liabilities. Total expense under the plan for the period January 1 through April 18, 2007 and the period April 19 through December 31, 2007 was $0.3 million and $0.6 million, respectively. Total expense under the plan for the years ended December 31, 2006 and 2005 was $0.7 million and $0.3 million, respectively.

(e)	Employment Agreements

The Company entered into employment agreements dated April 19, 2007 with Donald E. Steen and William H. Wilcox. The agreement with Mr. Steen, who serves as the Company’s Chairman provides for annual base compensation of $287,500 (as of December 31, 2007), subject to increases approved by the board of directors, a performance bonus based on the sole discretion of the Company’s Board of Directors, and his continued employment until November 14, 2011.

The agreement with Mr. Wilcox, the Company’s President and Chief Executive Officer provides for annual base compensation of $575,000 (as of December 31, 2007), subject to increases approved by the board of directors, and Mr. Wilcox is eligible for a performance bonus based on the sole discretion of the Company’s Board of Directors. The agreement renews automatically for two-year terms unless terminated by either party.

In 2007, the Company entered also entered into employment agreements with 19 other senior managers which include one year terms and renew automatically for additional one year terms unless terminated by either party. The total annual base compensation under these agreements is $5.2 million as of December 31, 2007, subject to increases approved by the board of directors, and performance bonuses of up to a total of $3.3 million per year.

(14)	Subsequent Events

In January 2008, the Company and a hospital partner acquired an ownership interest in a facility in Knoxville, Tennessee. Also in January 2008, the Company opened a new facility in Cleveland, Ohio and completed the

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

conversion of one of its surgery centers into a surgical hospital. In February 2008, the Company opened a surgery center in San Diego, California with a hospital partner.

The Company has entered into letters of intent with various entities regarding possible joint venture, development or other transactions. These possible joint ventures, developments or other transactions are in various stages of negotiation.

(15)	Condensed Consolidating Financial Statements

The following information is presented as required by regulations of the Securities and Exchange Commission (SEC) in connection with the Notes that have been registered with the SEC. While not required by SEC regulations, additional disclosures have also been presented in this note as required by the Company’s senior secured credit facility’s covenants. None of this information is routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
Successor as of December 31, 2007	Guarantors	Investees	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$66,665	$10,093	$—	$76,758
Patient receivables, net	—	59,796	(239)	59,557
Other receivables	26,616	43,019	(60,661)	8,974
Inventories of supplies	—	9,597	(102)	9,495
Prepaids and other current assets	17,696	2,473	(113)	20,056

Total current assets	110,977	124,978	(61,115)	174,840
Property and equipment, net	15,452	212,149	1,438	229,039
Investments in affiliates	951,129	1,565	(685,337)	267,357
Goodwill and intangible assets, net	834,711	378,619	377,490	1,590,820
Other assets	93,703	1,102	(79,468)	15,337

Total assets	$2,005,972	$718,413	$(446,992)	$2,277,393

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,607	$21,535	$(160)	$22,982
Accrued expenses and other	152,649	46,282	(59,815)	139,116
Current portion of long-term debt	3,787	22,831	(1,307)	25,311

Total current liabilities	158,043	90,648	(61,282)	187,409
Long-term debt, less current portion	926,519	156,725	(10,493)	1,072,751
Other long-term liabilities	114,604	14,054	(1,294)	127,364
Minority interests	—	14,061	69,002	83,063
Stockholders’ equity	806,806	442,925	(442,925)	806,806

Total liabilities and stockholders’ equity	$2,005,972	$718,413	$(446,992)	$2,277,393

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-participating	Consolidation	Consolidated
Predecessor as of December 31, 2006	Guarantors	Investees	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$23,934	$7,806	$—	$31,740
Patient receivables, net	116	58,409	—	58,525
Other receivables	42,096	39,442	(64,565)	16,973
Inventories of supplies	—	9,108	—	9,108
Prepaids and other current assets	24,410	3,152	(60)	27,502

Total current assets	90,556	117,917	(64,625)	143,848
Property and equipment, net	19,357	280,367	105	299,829
Investments in affiliates	279,465	922	(121,888)	158,499
Goodwill and intangible assets, net	515,589	126,253	(20,578)	621,264
Other assets	86,709	1,477	(79,770)	8,416

Total assets	$991,676	$526,936	$(286,756)	$1,231,856

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,887	$21,685	$(136)	$24,436
Accrued expenses and other	148,517	41,607	(55,251)	134,873
Current portion of long-term debt	1,533	30,445	(5,605)	26,373

Total current liabilities	152,937	93,737	(60,992)	185,682
Long-term debt, less current portion	197,819	137,412	(14,274)	320,957
Other long-term liabilities	41,646	12,336	(869)	53,113
Minority interests	—	15,084	57,746	72,830
Stockholders’ equity	599,274	268,367	(268,367)	599,274

Total liabilities and stockholders’ equity	$991,676	$526,936	$(286,756)	$1,231,856

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations:

		Non-Participating	Consolidation	Consolidated
Period from April 19 through December 31, 2007 — Successor	Guarantors	Investees	Adjustments	Total

Revenues	$63,009	$416,174	$(21,205)	$457,978
Equity in earnings of unconsolidated affiliates	71,193	833	(48,159)	23,867
Operating expenses, excluding depreciation and amortization	52,233	287,920	(21,193)	318,960
Depreciation and amortization	5,287	21,050	623	26,960

Operating income	76,682	108,037	(48,794)	135,925
Interest expense, net	(55,180)	(9,485)	—	(64,665)
Other income (expense)	(574)	177	(45)	(442)

Income before minority interests	20,928	98,729	(48,839)	70,818
Minority interests in income of consolidated subsidiaries	—	(7,628)	(37,502)	(45,130)

Income from continuing operations before income taxes	20,928	91,101	(86,341)	25,688
Income tax expense	(9,906)	(4,936)	176	(14,666)

Income from continuing operations	11,022	86,165	(86,165)	11,022
Loss from discontinued operations, net of tax	(2,293)	—	—	(2,293)

Net income	$8,729	$86,165	$(86,165)	$8,729

		Non-Participating	Consolidation	Consolidated
Period from January 1 through April 18, 2007 — Predecessor	Guarantors	Investees	Adjustments	Total

Revenues	$26,636	$175,784	$(8,856)	$193,564
Equity in earnings of unconsolidated affiliates	28,229	158	(18,481)	9,906
Operating expenses, excluding depreciation and amortization	51,269	122,121	(8,843)	164,547
Depreciation and amortization	2,220	9,531	799	12,550

Operating income	1,376	44,290	(19,293)	26,373
Interest expense, net	(4,995)	(3,597)	—	(8,592)
Loss on early retirement of debt	—	—	—	—
Other income (expense)	(1,518)	(718)	599	(1,637)

Income (loss) before minority interests	(5,137)	39,975	(18,694)	16,144
Minority interests in income of consolidated subsidiaries	—	(4,536)	(14,323)	(18,859)

Income (loss) from continuing operations before income taxes	(5,137)	35,439	(33,017)	(2,715)
Income tax (expense) benefit	(1,736)	(2,602)	180	(4,158)

Income (loss) from continuing operations	(6,873)	32,837	(32,837)	(6,873)
Loss from discontinued operations, net of tax	(276)	—	—	(276)

Net income (loss)	$(7,149)	$32,837	$(32,837)	$(7,149)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2006 — Predecessor	Guarantors	Investees	Adjustments	Total

Revenues	$84,921	$516,164	$(26,529)	$574,556
Equity in earnings of unconsolidated affiliates	93,587	2,209	(64,228)	31,568
Operating expenses, excluding depreciation and amortization	80,279	358,621	(26,884)	412,016
Depreciation and amortization	8,310	26,591	28	34,929

Operating income	89,919	133,161	(63,901)	159,179
Interest expense, net	(17,217)	(11,340)	—	(28,557)
Other income (expense)	(13,017)	230	(315)	(13,102)

Income before minority interests	59,685	122,051	(64,216)	117,520
Minority interests in income of consolidated subsidiaries	—	(15,363)	(39,279)	(54,642)

Income from continuing operations before income taxes	59,685	106,688	(103,495)	62,878
Income tax expense	(19,587)	(3,269)	76	(22,780)

Income from continuing operations	40,098	103,419	(103,419)	40,098
Loss from discontinued operations, net of tax	(5,852)	—	—	(5,852)

Net income	$34,246	$103,419	$(103,419)	$34,246

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2005 — Predecessor	Guarantors	Investees	Adjustments	Total

Revenues	$69,410	$417,992	$(22,076)	$465,326
Equity in earnings of unconsolidated affiliates	77,636	1,015	(54,653)	23,998
Operating expenses, excluding depreciation and amortization	55,769	291,804	(23,001)	324,572
Depreciation and amortization	9,189	21,395	—	30,584

Operating income	82,088	105,808	(53,728)	134,168
Interest expense, net	(12,645)	(10,305)	2	(22,948)
Other income (expense)	964	(119)	(312)	533

Income before minority interests	70,407	95,384	(54,038)	111,753
Minority interests in income of consolidated subsidiaries	—	(16,259)	(22,181)	(38,440)

Income from continuing operations before income taxes	70,407	79,125	(76,219)	73,313
Income tax expense	(23,267)	(2,767)	(139)	(26,173)

Income from continuing operations	47,140	76,358	(76,358)	47,140
Loss from discontinued operations, net of tax	154	—	—	154

Net income	$47,294	$76,358	$(76,358)	$47,294

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss):

		Non-participating	Consolidation	Consolidated
Period from April 19 through December 31, 2007 — Successor	Loan Parties	Investees	Adjustments	Total

Net income (loss)	$8,729	$86,165	$(86,165)	$8,729
Other comprehensive income:
Foreign currency translation adjustments	(1,646)	(1,646)	1,646	(1,646)
Pension adjustments, net of tax	161	161	(161)	161

Other comprehensive income (loss)	(1,485)	(1,485)	1,485	(1,485)

Comprehensive income (loss)	$7,244	$84,680	$(84,680)	$7,244

		Non-participating	Consolidation	Consolidated
Period from January 1 through April 18, 2007 — Predecessor	Loan Parties	Investees	Adjustments	Total

Net income (loss)	$(7,149)	$32,837	$(32,837)	$(7,149)
Other comprehensive income:
Foreign currency translation adjustments	2,169	2,169	(2,169)	2,169

Comprehensive income (loss)	$(4,980)	$35,006	$(35,006)	$(4,980)

		Non-participating	Consolidation	Consolidated
Year Ended December 31, 2006 — Predecessor	Loan Parties	Investees	Adjustments	Total

Net income (loss)	$34,246	$103,419	$(103,419)	$34,246
Other comprehensive income:
Foreign currency translation adjustments	13,104	13,104	(13,104)	13,104
Pension adjustments, net of tax	(434)	(434)	434	(434)

Other comprehensive income (loss)	12,670	12,670	(12,670)	12,670

Comprehensive income (loss)	$46,916	$116,089	$(116,089)	$46,916

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Stockholders’ Equity:

		Nonparticipating	Consolidation	Consolidated
	Loan Parties	Investees	Adjustments	Total

Predecessor
Balance, December 31, 2005	$531,050	$256,239	$(256,239)	$531,050
Net income (loss)	34,246	103,419	(103,419)	34,246
Equity-based compensation expense	11,974	—	—	11,974
Acquisitions and contributions	—	29,595	(29,595)	—
Disposals/deconsolidations	—	(8,764)	8,764	—
Distributions	—	(124,575)	124,575	—
Foreign currency translation and pension adjustments	12,453	12,453	(12,453)	12,453
Stock issuances and related tax benefit	9,551	—	—	9,551

Balance, December 31, 2006	599,274	268,367	(268,367)	599,274
Net income (loss)	(7,149)	32,837	(32,837)	(7,149)
Equity-based compensation expense	17,100	—	—	17,100
Acquisitions and contributions	—	35,703	(35,703)	—
Disposals/deconsolidations	—	(3,628)	3,628	—
Distributions	—	(55,096)	55,096	—
Foreign currency translation and pension adjustments	2,169	2,169	(2,169)	2,169
Stock issuances and related tax benefit	19,841	—	—	19,841

Balance, April 18, 2007	$631,235	$280,352	$(280,352)	$631,235

		Nonparticipating	Consolidation	Consolidated
	Loan Parties	Investees	Adjustments	Total

Successor
Balance, April 19, 2007	$—	$—	$—	$—
Net equity contribution from USPI Group Holdings, Inc.	783,994	448,081	(448,081)	783,994
Net income	8,729	86,165	(86,165)	8,729
Contribution related to equity award grants by USPI Group Holdings, Inc.	2,091	—	—	2,091
Additional equity contribution from USPI Group Holdings, Inc.	13,477	—	—	13,477
Acquisitions and contributions	—	9,871	(9,871)	—
Disposals/deconsolidations	—	(8,192)	8,192	—
Distributions	—	(91,515)	91,515	—
Foreign currency translation and pension adjustments	(1,485)	(1,485)	1,485	(1,485)

Balance, December 31, 2007	$806,806	$442,925	$(442,925)	$806,806

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
Period from April 19 through December 31, 2007 — Successor	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$8,729	$86,165	$(86,165)	$8,729
Loss from discontinued operations	2,293	—	—	2,293
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	24,463	34,858	(2,423)	56,898

Net cash provided by (used in) operating activities	35,485	121,023	(88,588)	67,920
Cash flows from investing activities:
Purchases of property and equipment, net	(3,733)	(8,129)	—	(11,862)
Purchases and sales of new businesses and equity interests, net	(73,049)	—	—	(73,049)
Other items	18,968	12,104	(20,244)	10,828

Net cash (used in) provided by investing activities	(57,814)	3,975	(20,244)	(74,083)
Cash flows from financing activities:
Long-term borrowings, net	703,031	(20,170)	2,265	685,126
Net equity contributions from USPI Group Holdings, Inc.	779,279	—	—	779,279
Payments to repurchase common stock	(1,430,879)	—	—	(1,430,879)
Other items	(43,308)	(97,406)	106,567	(34,147)

Net cash provided by (used in) financing activities	8,123	(117,576)	108,832	(621)

Net cash provided by discontinued operations	415	—	—	415
Effect of exchange rate changes on cash	—	(70)	—	(70)

Net increase (decrease) in cash	(13,791)	7,352	—	(6,439)
Cash at the beginning of the period	80,456	2,741	—	83,197

Cash at the end of the period	$66,665	$10,093	$—	$76,758

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
Period from January 1 through April 18, 2007 — Predecessor	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$(7,149)	$32,837	$(32,837)	$(7,149)
Loss from discontinued operations	276	—	—	276
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	38,117	19,322	(21,302)	36,137

Net cash provided by (used in) operating activities	31,244	52,159	(54,139)	29,264
Cash flows from investing activities:
Purchases of property and equipment, net	(576)	(5,671)	—	(6,247)
Purchases and sales of new businesses and equity interests, net	(10,789)	—	—	(10,789)
Other items	(6,354)	(6,547)	4,373	(8,528)

Net cash provided by (used in) investing activities	(17,719)	(12,218)	4,373	(25,564)
Cash flows from financing activities:
Long-term borrowings, net	(511)	9,670	4,083	13,242
Proceeds from issuance of common stock	6,135	—	—	6,135
Change in cash held on behalf of unconsolidated affiliates	21,819	532	(8,456)	13,895
Other items	15,821	(55,095)	54,139	14,865

Net cash provided by (used in) financing activities	43,264	(44,893)	49,766	48,137

Net cash used in discontinued operations	(267)	—	—	(267)
Effect of exchange rate changes on cash	—	(113)	—	(113)

Net increase (decrease) in cash	56,522	(5,065)	—	51,457
Cash at the beginning of the period	23,934	7,806	—	31,740

Cash at the end of the period	$80,456	$2,741	$—	$83,197

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2006 — Predecessor	Guarantor	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$34,246	$103,419	$(103,419)	$34,246
Earnings from discontinued operations	5,852	—	—	5,852
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	41,453	40,623	(20,045)	62,031

Net cash provided by (used in) operating activities	81,551	144,042	(123,464)	102,129
Cash flows from investing activities:
Purchases of property and equipment, net	(3,838)	(24,590)	—	(28,428)
Purchases of new businesses and equity interests, net	(261,734)	9,096	—	(252,638)
Other items	2,798	6,490	(7,559)	1,729

Net cash used in investing activities	(262,774)	(9,004)	(7,559)	(279,337)
Cash flows from financing activities:
Long-term borrowings, net	38,925	(10,162)	857	29,620
Proceeds from issuance of common stock	7,684	—	—	7,684
Other items	37,364	(124,779)	130,166	42,751

Net cash provided by (used in) financing activities	83,973	(134,941)	131,023	80,055

Net cash used in discontinued operations	(1,440)	—	—	(1,440)
Effect of exchange rate changes on cash	—	(107)	—	(107)

Net increase (decrease) in cash	(98,690)	(10)	—	(98,700)
Cash at the beginning of the period	122,624	7,816	—	130,440

Cash at the end of the period	$23,934	$7,806	$—	$31,740

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2005 — Predecessor	Guarantor	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$47,294	$76,358	$(76,358)	$47,294
Earnings from discontinued operations	(154)	—	—	(154)
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	19,821	43,253	(3,183)	59,891

Net cash provided by (used in) operating activities	66,961	119,611	(79,541)	107,031
Cash flows from investing activities:
Purchases of property and equipment, net	(2,606)	(28,047)	—	(30,653)
Purchases of new businesses and equity interests, net	(60,473)	—	—	(60,473)
Other items	(12,164)	(11,714)	12,962	(10,916)

Net cash used in investing activities	(75,243)	(39,761)	12,962	(102,042)
Cash flows from financing activities:
Long-term borrowings, net	(2,126)	1,016	66	(1,044)
Proceeds from issuance of common stock	6,140	—	—	6,140
Other items	41,858	(81,405)	66,513	26,966

Net cash provided by (used in) financing activities	45,872	(80,389)	66,579	32,062

Net cash used in discontinued operations	(1)	—	—	(1)
Effect of exchange rate changes on cash	—	(77)	—	(77)

Net increase (decrease) in cash	37,589	(616)	—	36,973
Cash at the beginning of the period	85,035	8,432	—	93,467

Cash at the end of the period	$122,624	$7,816	$—	$130,440

(16)	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Company has elected not to report selected financial assets and liabilities at fair value. As a result, SFAS 159 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value at the acquisition date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, SFAS 141R also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is evaluating what impact SFAS 141R will have on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amounts of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is evaluating what impact SFAS 160 will have on its consolidated financial position, results of operations and cash flows.

(17)	Selected Quarterly Financial Data (Unaudited)

	Predecessor		Successor			Predecessor
	2007 Quarters					2006 Quarters
		April 1	April 19
		through	through
	First	April 18	June 30	Third	Fourth	First	Second	Third	Fourth
Net revenues	$161,771	$31,793	$132,822	$156,575	$168,581	$126,831	$149,378	$143,666	$154,681
Income (loss) from continuing operations	8,896	(15,769)	4,374	(32)	6,680	11,571	13,042	2,192	13,293

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including case volumes, interest rates, acquisitions, changes in contracts, the timing of price changes, and financing activities. The Merger substantially increased the Company’s debt and interest expense, and due to the revaluation of assets and liabilities as a result of purchase accounting associated with the Merger, the pre-merger financial statements are not comparable with those after the Merger. The Company also incurred substantial transaction costs in conjunction with the Merger that also affect comparability between the periods. In addition, the Company has completed acquisitions and opened new facilities throughout 2006 and 2007, all of which significantly affect the comparability of net income (loss) from quarter to quarter. The results from 2006 have been adjusted to reflect the effects of discontinued operations that were reported in 2007.

(2)	Financial Statement Schedule

The following financial statement schedule is filed as part of this Form 10-K:
Schedule II — Valuation and Qualifying Accounts

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Balance at	Additions Charged to:				Balance at
	Beginning of	Costs and	Other		Other	End of
	Period	Expenses	Accounts	Deductions(2)	Items(3)	Period
			(In thousands)

Year ended December 31, 2005(1)	$7,277	9,518	—	(13,637)	3,498	$6,656
Year ended December 31, 2006(1)	6,656	10,100	—	(8,530)	1,729	9,955
Period from January 1 through April 18, 2007 (Predecessor)(1)	9,955	3,324	—	(2,269)	383	11,393
Period from April 19 through December 31, 2007 (Successor)(1)	11,393	7,769	—	(7,946)	1,505	12,721

Valuation allowance for deferred tax assets

	Balance at	Additions Charged to:				Balance at
	Beginning of	Costs and	Other		Other	End of
	Period	Expenses	Accounts(4)	Deductions(2)	Items(3)	Period

Year ended December 31, 2005	$—	$—	$—	$—	$—	$—
Year ended December 31, 2006	—	—	—	—	2,460	2,460
Period from January 1 through April 18, 2007 (Predecessor)(1)	2,460	1,323	—	—	—	3,783
Period from April 19 through December 31, 2007 (Successor)(1)	3,783	5,121	28,918	—	—	37,822

(1)	Includes amounts related to companies disposed of in 2006 and 2007.

(2)	Accounts written off.

(3)	Primarily beginning balances for purchased businesses.

(4)	Recorded to goodwill in conjunction with the merger on April 19, 2007

All other schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

S-1

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Consolidated Financial Statements
Year Ended June 30, 2007 and Six Months Ended June 30, 2006
(With Independent Auditors’ Report Thereon)

Report of Independent Auditors

The Board of Managers
Texas Health Ventures Group, L.L.C.

We have audited the accompanying consolidated balance sheets of Texas Health Ventures Group, L.L.C. and subsidiaries (the Company) as of June 30, 2007 and 2006, and the related consolidated statements of income, members’ equity, and cash flows for the year ended June 30, 2007 and for the six months ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Health Ventures Group, L.L.C. and subsidiaries at June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for the year ended June 30, 2007 and for the six months ended June 30, 2006 in conformity with U.S. generally accepted accounting principles.

                         Ernst & Young LLP
October 12, 2007
Dallas, Texas

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,
	2007	2006

ASSETS
Current assets:
Cash	$6,285,079	$8,437,559
Patient receivables, net of allowance for doubtful accounts of $6,383,717 and $3,817,527 at June 30, 2007 and 2006, respectively	29,292,533	20,388,416
Due from affiliate (note 9)	35,605,498	25,310,228
Inventories of supplies	5,376,034	3,826,730
Current portion of notes receivable (note 6)	388,928	360,910
Prepaid and other current assets	1,204,112	889,039

Total current assets	78,152,184	59,212,882
Property and equipment, net (note 2)	135,570,797	67,927,445
Investments in unconsolidated affiliates (note 4)	1,316,339	1,592,880
Goodwill and intangible assets, net (notes 4 and 5)	93,515,925	71,059,112
Notes receivable, less current portion (note 6)	949,396	5,460,871
Other	1,164,304	1,574,384

Total assets	$310,668,945	$206,827,574

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$13,595,214	$6,546,656
Accrued expenses and other	9,736,364	9,948,016
Due to affiliates (notes 6 and 9)	2,199,392	2,054,472
Current portion of long-term obligations (note 7)	7,767,096	5,268,557

Total current liabilities	33,298,066	23,817,701
Long-term obligations (note 7)	109,908,324	45,928,764
Other liabilities	7,325,833	6,554,719

Total liabilities	150,532,223	76,301,184
Minority interests (note 4)	25,701,959	22,211,842
Commitments and contingencies (notes 3, 7, 8, and 10)
Members’ equity (note 3)	134,434,763	108,314,548

Total liabilities and members’ equity	$310,668,945	$206,827,574

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended	Six Months
	June 30,	Ended June 30,
	2007	2006

Revenues:
Net patient service revenue	$259,716,347	$97,054,202
Management and royalty fee income (note 9)	600,000	300,000
Other income	119,451	43,432

Total revenues	260,435,798	97,397,634
Equity in earnings of unconsolidated affiliates	686,372	503,306
Operating expenses:
Salaries, benefits, and other employee costs	57,051,254	21,389,146
Medical services and supplies	58,972,428	19,897,400
Management and royalty fees (note 9)	11,656,497	4,252,477
Professional fees	1,314,082	267,903
Other operating expenses	38,917,762	16,677,859
Provision for doubtful accounts	8,197,418	2,189,256
Depreciation and amortization	13,417,811	4,764,091

Total operating expenses	189,527,252	69,438,132

Operating income	71,594,918	28,462,808
Interest expense	(7,584,751)	(2,743,402)
Interest income (note 9)	2,199,426	839,081
Other expense, net	(85,283)	(11,223)

Income before minority interests and income tax	66,124,310	26,547,264
Minority interests in income of consolidated subsidiaries	(31,711,272)	(12,609,642)

Income before income taxes	34,413,038	13,937,622
Income tax	(903,342)	—

Net income	$33,509,696	$13,937,622

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Consolidated Statements of Members’ Equity
Year Ended June 30, 2007 and Six Months Ended June 30, 2006

	Contributed Capital		Retained Earnings
	USP	Baylor	USP	Baylor	Total

Balance, January 1, 2006	$35,888,661	$36,032,503	$19,150,489	$19,227,244	$110,298,897
Net income	—	—	6,954,873	6,982,749	13,937,622
Distributions of earnings	—	—	(7,945,064)	(7,976,907)	(15,921,971)

Balance, June 30, 2006	35,888,661	36,032,503	18,160,298	18,233,086	108,314,548
Net income	—	—	16,721,338	16,788,358	33,509,696
Contributions of capital	11,168,863	8,590,086	—	—	19,758,949
Distributions of earnings	—	—	(13,547,066)	(13,601,364)	(27,148,430)
Transfer of equity in accordance with L.L.C. agreement	(1,309,177)	1,309,177	—	—	—

Balance, June 30, 2007	$45,748,347	$45,931,766	$21,334,570	$21,420,080	$134,434,763

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended	Six Months
	June 30,	Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$33,509,696	$13,937,622
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	8,197,418	2,189,256
Depreciation and amortization	13,417,811	4,764,091
Amortization of debt issue costs	71,625	10,068
Equity in earnings of unconsolidated affiliates, net of distributions received	201,221	(179,369)
Minority interests in income of consolidated subsidiaries, net of distributions paid	2,199,302	(646,171)
Changes in operating assets and liabilities, net of acquisitions Patient receivables	(13,008,376)	(1,155,399)
Due from (to) affiliates, net	(229,022)	176,767
Inventories of supplies, prepaids, and other assets	(1,249,313)	(218,771)
Accounts payable and accrued expenses	6,111,500	(690,911)

Net cash provided by operating activities	49,221,862	18,187,183

Cash flows from investing activities:
Purchases of equity interests, net of cash received	(4,427,615)	(345,943)
Sales of equity interests	1,417,136	3,098,980
Purchases of property and equipment	(18,009,917)	(5,185,814)
Sales of property and equipment	27,347	37,748
Cash collections on notes receivable from affiliates	360,910	170,584
Change in cash management balances with affiliate	(7,889,964)	(940,793)

Net cash used in investing activities	(28,522,103)	(3,165,238)

Cash flows from financing activities:
Proceeds from long-term debt	11,215,318	406,620
Payments on long-term obligations	(6,416,985)	(2,289,425)
Returns of capital to minority interest holders	(502,142)	—
Distributions to Company members	(27,148,430)	(15,921,971)

Net cash used in financing activities	(22,852,239)	(17,804,776)

Decrease in cash	(2,152,480)	(2,782,831)
Cash, beginning of period	8,437,559	11,220,390

Cash, end of period	$6,285,079	$8,437,559

Supplemental information:
Cash paid for interest	$7,463,407	$2,906,564
Noncash transactions:
Noncash settlement of note receivable (note 4)	4,135,215	—
Noncash assets contributed by Members (note 3)	19,758,949	—
Asset acquired under capital leases	49,816,688	655,822

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2007 and 2006

(1)	Summary of Significant Accounting Policies

(a)	Description of Business

Texas Health Ventures Group, L.L.C. and subsidiaries (THVG), a Texas limited liability company, was formed on January 21, 1997 for the primary purpose of developing, acquiring, and operating ambulatory surgery centers and related entities. THVG is a subsidiary of Baylor Health Services (Baylor), a Texas nonprofit corporation, which is a wholly owned subsidiary of the Baylor Health Care System, a Texas nonprofit corporation. Baylor owns 50.1% of THVG. USP North Texas, Inc. (USP), a Texas corporation and subsidiary of United Surgical Partners International, Inc. (USPI), owns 49.9% of THVG. Until January 1, 2005, Baylor and USP each owned 50% of THVG. Effective January 1, 2005, USP and Baylor reorganized THVG and executed the Third Amended and Restated Regulations, whereby Baylor purchased 0.1% of THVG from USP, increasing Baylor’s ownership to 50.1%. THVG’s fiscal year ends June 30. THVG’s subsidiaries’ fiscal years end December 31; however, the financial information of these subsidiaries included in these consolidated financial statements is as of and for the twelve months ended June 30, 2007 and the six months ended June 30, 2006.

THVG owns equity interests in and operates ambulatory surgery centers, surgical hospitals, and related businesses in the Dallas/Fort Worth, Texas, metropolitan area. At June 30, 2007, THVG operated seventeen facilities (the Facilities) under management contracts, sixteen of which are consolidated for financial reporting purposes, and one of which is accounted for under the equity method. In addition, THVG holds equity method investments in two partnerships that each own the real estate used by two of the Facilities.

THVG has been funded by capital contributions from its two members and by cash distributions from the Facilities. The board of managers, which is controlled by Baylor, initiates requests for capital contributions. The Facilities’ operating agreements provide that cash flow available for distribution will be distributed at least quarterly to THVG and other owners of the Facilities.

THVG’s operating agreement provides that the board of managers determine, on at least a quarterly basis, if THVG should make a cash distribution based on a comparison of THVG’s excess cash on hand versus current and anticipated needs, including, without limitation, needs for operating expenses, debt service, acquisitions, and a reasonable contingency reserve. The terms of THVG’s operating agreement provide that any distributions, whether driven by operating cash flows or by other sources, such as the distribution of noncash assets or distributions in the event THVG liquidates, are to be shared according to each member’s overall ownership level in THVG, which is 50.1% for Baylor and 49.9% for USP as of June 30, 2007.

(b)	Basis of Accounting

THVG maintains its books and records on the accrual basis of accounting, and the financial statements are prepared in accordance with U.S. generally accepted accounting principles.

(c)	Principles of Consolidation

The consolidated financial statements include the financial statements of THVG and its wholly owned subsidiaries and other entities THVG controls. THVG consolidates the results of North Central Surgical Center, L.L.P. (North Central) as a result of owning a controlling, majority interest in University Surgical Partners of Dallas, L.L.P., which in turn owns a controlling, majority interest in North Central. All significant intercompany balances and transactions have been eliminated in consolidation.

(d)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management of THVG to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(e)	New Accounting Pronouncement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. THVG is evaluating what impact, if any, SFAS 157 will have on its consolidated financial position, results of operations, cash flows and disclosures. THVG does not anticipate a material impact on its results of operations or financial position from the adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. THVG is currently evaluating whether the adoption of SFAS 159 will have a material effect on its consolidated financial position, results of operations, or cash flows and disclosures. THVG has not evaluated all of the provisions of SFAS 159, but does not anticipate a material impact on its results of operations or financial position from the adoption of SFAS 159.

(f)	Cash Equivalents

For purposes of the consolidated statements of cash flows, THVG considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2007 or 2006.

(g)	Inventories of Supplies

Inventories of supplies, consisting primarily of pharmaceuticals and supplies, are stated at cost, which approximates market, and are expensed as used.

(h)	Property and Equipment

Property and equipment are stated at cost or, when acquired as part of a business combination, at fair value at the date of acquisition. Depreciation is calculated on the straight line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the asset and accumulated depreciation accounts are adjusted accordingly, and any gain or loss is reflected in earnings or loss of the respective period. Maintenance costs and repairs are expensed as incurred; significant renewals and betterments are capitalized. Assets held under capital leases are classified as property and equipment and amortized using the straight line method over the shorter of the useful lives or the lease terms, and the related obligations are recorded as debt. Amortization of property and equipment held under capital leases and leasehold improvements is included in depreciation and amortization expense. THVG records operating lease expense on a straight-line basis unless another systematic and rational allocation is more representative of the time pattern in which the leased property is physically employed. THVG amortizes leasehold improvements, including amounts funded by landlord incentives or allowances, for which the related deferred rent is amortized as a reduction of lease expense, over the shorter of their economic lives or the lease term.

(i)	Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates in which THVG exerts significant influence, but has less than a controlling ownership, are accounted for under the equity method. THVG exerts significant influence in the

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

operations of its unconsolidated affiliates through representation on the governing bodies of the investees and additionally, with respect to the Facilities, through contracts to manage the operations of the investee.

(j)	Intangible Assets and Goodwill

Intangible assets consist of costs in excess of net assets acquired (goodwill), costs associated with the purchase of management service contract rights, and other intangibles. Most of these assets have indefinite lives. Accordingly, these assets are not amortized but are instead tested for impairment annually or more frequently if changing circumstances warrant. Any decrease in fair value identified in a test for impairment would be recorded as an impairment loss in the consolidated statement of income. No such impairment was identified in 2007 or 2006. THVG amortizes intangible assets with definite useful lives over their respective useful lives to the estimated residual values and reviews them for impairment in the same manner as long-lived assets, discussed below.

(k)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. In the event of impairment, measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimates of future discounted cash flows resulting from use and ultimate disposition of the asset. No such impairment was identified in 2007 or 2006.

(l)	Fair Value of Financial Instruments

The carrying amounts of cash, patient receivables, current portion of notes receivable, current portion of long-term debt, and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of the non-current portion of notes receivable and long-term debt approximate fair value.

(m)	Revenue Recognition

Revenues are recognized as services are performed and consist primarily of net patient service revenues, which are based on the Facilities’ established billing rates less allowances and discounts, principally for patients covered under contractual programs with private insurance companies. The allowances that THVG records for these revenues, including allowances for doubtful accounts, are based on THVG’s best estimates of expected actual reimbursement based primarily on historical collections for similar transactions. During the year ended June 30, 2007, approximately 71%, 19%, and 1% of the cases performed at THVG’s consolidated Facilities were paid by commercial insurers, Medicare, and Medicaid, respectively. The remaining 9% of cases consisted primarily of work-related injuries and services directly paid for by the patients.

The Facilities are subject to changes in government legislation that could impact Medicare and Medicaid reimbursement levels and are also subject to increased levels of managed care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.

(n) Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates consists of THVG’s share of the profits and losses generated from its noncontrolling equity investments. Because these operations are central to THVG’s business strategy, equity in earnings of unconsolidated affiliates is classified as a component of operating income in the accompanying consolidated statements of income. THVG has contracts to manage these facilities, which results in THVG having an active role in the operations of these facilities.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(o)	Income Taxes

No amounts for federal income taxes have been reflected in the accompanying consolidated financial statements because the federal tax effects of THVG’s activities accrue to the individual members. THVG is subject to Texas state franchise tax, which is reflected in the accompanying consolidated statements of income.

During May 2006, a new law affecting the taxation of Texas entities was enacted. The law modifies the base on which the franchise tax is calculated and applied to THVG effective January 1, 2007. The tax was previously based on capital or earned surplus. Under the new law, the tax is calculated on a margin base and is therefore reflected in THVG’s consolidated statement of income for the year ended June 30, 2007 as income tax expense.

(p)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

(q)	Factors Affecting Comparability

THVG’s consolidated financial statements and related notes presented herein are presented for the year ended June 30, 2007 and the six months ended June 30, 2006. The comparability of these financial statements is affected by the fact that these two periods do not contain the same number of months.

(2)	Property and Equipment

At June 30, 2007 and 2006, property and equipment and related accumulated depreciation and amortization consisted of the following:

	Estimated
	Useful Lives	2007	2006

Buildings and leasehold improvements	5-25 years	$96,034,308	$38,494,705
Equipment	3-15 years	56,563,126	36,465,447
Furniture and fixtures	5-15 years	3,858,383	3,489,732
Construction in progress		3,250,788	1,059,267

		159,706,605	79,509,151
Less accumulated depreciation and amortization		(24,135,808)	(11,581,706)

Net property and equipment		$135,570,797	$67,927,445

At June 30, 2007 and 2006, assets recorded under capital lease arrangements included in property and equipment consisted of the following:

	2007	2006

Buildings	$82,434,546	$24,636,190
Equipment and furniture	13,001,066	9,823,508

	95,435,612	34,459,698
Less accumulated amortization	(8,483,264)	(3,638,275)

Net property and equipment under capital leases	$86,952,348	$30,821,423

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(3)	Capital Contributions by Members

As discussed in note 1, THVG receives part of its funding through cash contributions from its members. During 2007, THVG received noncash contributions consisting primarily of investments in a partnership that operates a surgical hospital in the Dallas/Fort Worth area and a partnership that owns the real estate used by that surgical hospital. Those contributions, including THVG’s ownership in the investee, are as follows:

	Ownership	Net Assets	Effective
Investee	Percentage	Contributed	Date

Fort Worth Surgicare Partners, Ltd. (Fort Worth)	50.1%	$19,670,959	July 1, 2006
MCSH Real Estate Investment, Ltd. (MCSH)	2.0%	87,990	July 1, 2006

USP and Baylor had previously owned the assets through another company they operate, THVG/HealthFirst (HealthFirst), which is a subsidiary of USP. On the effective date listed above, HealthFirst, which held the assets and managed the facility, distributed the assets to USP and Baylor, who in turn recontributed the majority of the assets to THVG. THVG recorded the contribution from Baylor at Baylor’s carrying value, as this was a contribution between a parent and subsidiary. THVG recorded the contribution from USP at fair value, based on an appraisal, as USP is a non-controlling member. Using these different bases is appropriate under U.S. generally accepted accounting principles and causes USP’s capital account to be greater than 49.9% of THVG’s total capital. However, any distributions of THVG’s assets continue to be allocated according to overall ownership levels, which are 50.1% to Baylor and 49.9% to USP as of June 30, 2007. Accordingly, the impact of the difference has been reallocated on the accompanying consolidated statements of members’ equity to ensure that the capital account balances of THVG’s members correspond to the proportions at which assets would be distributed. Concurrent with the contributions, THVG began managing the operations of the facility.

The agreement that Baylor and USP entered into with respect to the Fort Worth transaction has a contingency. If that contingency has a specified outcome by December 31, 2007, Baylor has the right to have the Fort Worth interests distributed from THVG and contributed to HealthFirst, effectively unwinding the contribution transaction that occurred July 1, 2006. Under such an unwind, HealthFirst would also reassume its management duties with respect to the Fort Worth facility.

The assets acquired and liabilities assumed resulting from the contributions are summarized as follows:

THVG Fort
Worth, L.P.

Current assets	$7,014,902
Property and equipment	12,642,825
Investments in unconsolidated affiliates	87,990
Goodwill	18,319,919
Other noncurrent assets	211,920

Total assets acquired	38,277,556
Current liabilities	5,292,979
Long-term debt	11,837,885
Other noncurrent liabilities	42,096

Total liabilities assumed	17,172,960
Minority interests payable	1,345,647

Net assets acquired	$19,758,949

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(4)	Investments in Subsidiaries and Unconsolidated Affiliates

THVG’s investments in consolidated subsidiaries and unconsolidated affiliates consisted of the following:

			Percentage Owned
			June 30,	June 30,
Legal Name	Facility	City	2007	2006

Consolidated subsidiaries(1):
Bellaire Outpatient Surgery Center, L.L.P.	Bellaire Surgery Center	Fort Worth	50.1%	50.1%
Dallas Surgical Partners, L.L.P.	Baylor Surgicare	Dallas	50.1	50.1
Dallas Surgical Partners, L.L.P.	Texas Surgery Center	Dallas	50.1	50.1
Dallas Surgical Partners, L.L.P.	Physicians Day Surgery Center	Dallas	50.1	50.1
Denton Surgicare Partners, Ltd.	Baylor Surgicare at Denton	Denton	50.1	50.1
Frisco Medical Center, L.L.P.	Baylor Medical Center at Frisco	Frisco	50.1	50.1
Garland Surgicare Partners, Ltd.	Baylor Surgicare at Garland	Garland	50.1	50.1
Grapevine Surgicare Partners, Ltd.	Baylor Surgicare at Grapevine	Grapevine	50.1	50.1
Lewisville Surgicare Partners, Ltd.	Baylor Surgicare at Lewisville	Lewisville	51.1	50.1
MSH Partners, L.P.	Mary Shiels Hospital	Dallas	50.1	50.1
North Central Surgical Center, L.L.P.	North Central Surgery Center	Dallas	25.5	25.5
North Garland Surgery Center, L.L.P.	North Garland Surgery Center	Garland	51.1	50.1
Rockwall/Heath Surgery Center, L.L.P.	Baylor Surgicare at Heath	Heath	50.1	59.5
Trophy Club Medical Center, L.P.	Trophy Club Medical Center	Fort Worth	50.1	50.1
Valley View Surgicare Partners, Ltd.	Baylor Surgicare at Valley View	Dallas	50.1	50.1
Fort Worth Surgicare Partners, Ltd.	Baylor Surgical Hospital of Fort Worth	Fort Worth	50.1	—
Unconsolidated affiliates:
Denton Surgicare Real Estate, Ltd.	n/a	n/a	49.0%	49.0%
Irving-Coppell Surgical Hospital, L.L.P.	Irving-Coppell Surgical Hospital	Irving	17.8	18.6
MCSH Real Estate Investors, Ltd.	n/a	n/a	2.0	—

(1)	List includes holding companies, which are wholly owned by the Company and hold the Company’s investments in the Facilities.

The final determination of the purchase price for Trophy Club Medical Center, L.P. (Trophy Club) was completed and settled in November 2006. The amount was determined to be $7,717,680 and was based on the facility’s financial performance through May 31, 2006. Of this amount, $3,582,465 was paid in cash and $4,135,215 was used to settle a note receivable from the sellers. The amount paid did not materially differ from the $3,558,500 liability included in THVG’s June 30, 2006 balance sheet. This obligation had arisen when Baylor and USP (through HealthFirst) originally acquired Trophy Club from a third-party in 2004, and the obligation was assumed by THVG in 2005 in conjunction with Baylor and USP contributing their investment interests in Trophy Club to THVG.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Additionally, in the ordinary course of business, THVG engages in purchases and sales of individual partnership units with physicians who invest in the Facilities, invests cash in projects under development, and makes additional payments to former owners of the Facilities as certain contingencies are resolved or financial targets met. These transactions are summarized as follows:

•	Net proceeds received in the six months ended June 30, 2006 of $2,970,000 from sales of noncontrolling interests in Frisco Medical Center, L.L.P (Frisco). These sales were made through a private offering, the proceeds of which were used to fund an expansion of the Frisco facility.

•	Payments made of $345,943 and proceeds received of $128,980 for the six months ended June 30, 2006 and payments made of $845,150 and proceeds received of $1,417,136 for the year ended June 30, 2007 related to other transactions, primarily purchases and sales of individual partnership units with physicians who invest in the facilities.

(5)	Goodwill and Intangible Assets

At June 30, 2007 and 2006, goodwill and intangible assets, net of accumulated amortization, consisted of the following:

	2007	2006

Goodwill	$92,331,722	$69,803,284
Other intangible assets	1,184,203	1,255,828

Total	$93,515,925	$71,059,112

The following is a summary of changes in the carrying amount of goodwill for the year ended June 30, 2007:

Balance, June 30, 2006	$69,803,284
Additions:
Contribution of Fort Worth and MCSH (note 3)	18,319,919
Trophy Club purchase price finalization (note 4)	4,159,180
Other	49,339

Balance, June 30, 2007	$92,331,722

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. THVG records interest expense for intangible debt issue costs on a straight-line basis over the term of the debt obligation, which approximates the effective interest method. The agreements underlying THVG’s management contract assets have no determinable termination date and, consequently, the related intangible assets have indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment at least annually.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

No impairment was recorded in 2007 or 2006. The following is a summary of intangible assets at June 30, 2007 and 2006:

	June 30, 2007
	Gross Carrying	Accumulated
	Amount	Amortization	Total

Definite useful lives:
Debt issue costs	$79,061	$(44,858)	$34,203
Indefinite useful lives:
Management contracts			1,150,000

Total intangible assets			$1,184,203

	June 30, 2006
	Gross Carrying	Accumulated
	Amount	Amortization	Total

Definite useful lives:
Debt issue costs	$185,602	$(79,774)	$105,828
Indefinite useful lives:
Management contracts			1,150,000

Total intangible assets			$1,255,828

The carrying amount of debt issue costs, net of accumulated amortization, decreased $63,347 during the year ended June 30, 2007 resulting from the retirement of debt at one of the Facilities. This net decrease is reflected in interest expense. Additionally, amortization of debt issue costs in the amounts of $8,278 and $10,068 is included in interest expense for the year ended June 30, 2007 and the six months ended June 30, 2006, respectively.

(6)	Notes Receivable

As discussed in note 4, effective July 1, 2005, Baylor and USP contributed their ownership in the holding company of the Trophy Club facility, which had a note receivable for $3,500,000 from another owner of Trophy Club. This note accrued interest at 8% per annum and had a maturity date through July 15, 2007. The outstanding balance receivable, including interest, under this agreement was $4,122,547 as of June 30, 2006. As discussed in note 4, THVG settled this note in November 2006 for $4,135,215 in conjunction with the finalization of the purchase price for Trophy Club. As HealthFirst had originally held the note, THVG owed HealthFirst $305,623 of the accrued interest on the note and remitted this in cash upon settling the note with Trophy Club’s original owners. This accrued interest was included in due to affiliates on the June 30, 2006 balance sheet.

THVG has a promissory note receivable from the Irving-Coppell facility, which accrues interest at 7.5% per annum and provides for sixty monthly principal and interest payments maturing on August 1, 2010. The outstanding principal balance receivable under this agreement was $1,338,324 and $1,699,234 at June 30, 2007 and 2006, respectively.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(7)	Long Term Obligations

At June 30, 2007 and 2006, long-term obligations consisted of the following:

	2007	2006

Capital lease obligations (note 8)	$90,668,885	$38,050,108
Notes payable to financial institutions	27,006,535	13,147,213

Total long-term obligations	117,675,420	51,197,321
Less current portion	(7,767,096)	(5,268,557)

Long-term obligations, less current portion	$109,908,324	$45,928,764

Debt increased in 2007 primarily as a result of an expansion of the Frisco facility and the contribution of Fort Worth as discussed in note 3. The aggregate maturities of long-term obligations for each of the five years subsequent to June 30, 2007 and thereafter are as follows:

2008	$7,767,096
2009	8,525,764
2010	6,231,514
2011	5,169,547
2012	4,235,513
Thereafter	85,745,986

Total long-term obligations	$117,675,420

Capital lease obligations are secured by underlying real estate or equipment and have interest rates ranging from 5.6% to 12.66% (note 2).

The Facilities have notes payable to financial institutions which mature at various dates through 2012 and accrue interest at fixed and variable rates ranging from 7% to 9.5%. Each note is secured by certain assets of the respective Facility.

(8)	Leases

The Facilities lease various office equipment, medical equipment, and office space under a number of operating lease agreements, which expire at various times through the year 2029. Such leases do not involve contingent rentals, nor do they contain significant renewal or escalation clauses. Office leases generally require the Facilities to pay all executory costs (such as property taxes, maintenance and insurance).

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Minimum future payments under noncancelable leases with remaining terms in excess of one year as of June 30, 2007 are as follows:

	Capital	Operating
	Leases	Leases

Year ending June 30:
2008	$11,166,782	$8,162,365
2009	11,431,169	8,195,689
2010	11,053,539	7,060,742
2011	10,939,133	6,961,428
2012	11,253,326	6,976,941
Thereafter	180,850,433	77,253,862

Total minimum lease payments	$236,694,382	$114,611,027

Amount representing interest	(146,025,497)

Present value of minimum lease payments	$90,668,885

Total rent expense under operating leases was $9,302,204 and $4,359,796 for the year ended June 30, 2007 and the six months ended June 30, 2006, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.

(9)	Related-Party Transactions

THVG operates the Facilities under management and royalty contracts, and THVG in turn is managed by Baylor and USP, resulting in THVG incurring management and royalty fee expense payable to Baylor and USP in amounts equal to the management and royalty fee income THVG receives from the Facilities. THVG’s management and royalty fee income from the facilities it consolidates for financial reporting purposes eliminates in consolidation with the facilities’ expense and therefore is not included in THVG’s consolidated revenues. THVG’s management and royalty fee income from facilities which are not consolidated was $600,000 and $300,000 for the year ended June 30, 2007 and the six months ended June 30, 2006, respectively, and is included in the consolidated revenues of THVG.

The management and royalty fee expense payable to Baylor and USP was $11,656,497 and $4,252,477 for the year ended June 30, 2007 and the six months ended June 30, 2006, respectively, and is reflected as expense in THVG’s consolidated statements of income for all the Facilities. Of the total, 64.3% and 34.0% represent management fees payable to USP and Baylor, respectively, and 1.7% represents royalty fees payable to Baylor.

Under the management and royalty agreements, the Facilities pay THVG an amount ranging from 4.5% to 7% of their net patient service revenue less provision for doubtful accounts annually, subject, in some cases, to an annual cap. Management and royalty fees and other reimbursable costs owed by THVG and its Facilities to USP and Baylor totaled $2,199,392 and $1,748,849 at June 30, 2007 and 2006, respectively, and are included in due to affiliates in the accompanying consolidated balance sheets.

In addition, a subsidiary of USPI frequently pays bills on behalf of THVG and has custody of substantially all of THVG’s excess cash, paying THVG and the Facilities interest income on the net balance at prevailing market rates. Amounts held by USPI on behalf of THVG totaled $35,605,498 and $25,310,228 at June 30, 2007 and 2006, respectively. The interest income amounted to $1,905,255 and $551,993 for the year ended June 30, 2007 and the six months ended June 30, 2006, respectively. As discussed in note 6, THVG also had a note receivable from one of its unconsolidated investees at June 30, 2007 and 2006.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(10)	Commitments and Contingencies

(a)	Financial Guarantees

As of June 30, 2007, THVG had issued guarantees of portions of the indebtedness of its investees to third-parties, which could potentially require THVG to make maximum aggregate payments totaling approximately $8.9 million. Of the total, $5.8 million relates to the obligations of two consolidated subsidiaries, whose obligations are included in THVG’s consolidated balance sheet and related disclosures, and the remaining $3.1 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in THVG’s consolidated balance sheet and related disclosures. These arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by all or a portion of the investees’ assets, (c) require payments by THVG in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2021, or earlier if certain performance targets are met, and (e) provide no recourse for THVG to recover any amounts from third-parties. The fair value of the guarantee liability was not material to the consolidated financial statements and, therefore, no amounts are recorded at June 30, 2007 related to these guarantees. When THVG incurs guarantee obligations that are disproportionately greater than the guarantees provided by the investee’s other owners, THVG charges the investee a fair market value fee based on the value of the contingent liability THVG is assuming.

(b)	North Central Facility Expansion

North Central has committed to lease space in a newly constructed addition at the site of the existing facility operated by North Central. The increased operating lease commitment is reflected in note 8. In addition, North Central expects to incur approximately $11.7 million in other costs associated with the expansion, primarily for leasehold improvements and equipment, substantially all of which are expected to be financed by the landlord and third-party lenders. The expansion project is scheduled to be completed in 2008. THVG indirectly owns 25.5% of North Central and consolidates it for financial reporting purposes.

(c)	Litigation and Professional Liability Claims

In their normal course of business, the Facilities are subject to claims and lawsuits relating to patient treatment. THVG believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements. THVG and each of the Facilities maintain professional liability insurance that provides coverage on a claims-made basis of $1.0 million per incident and $7.5 million in annual aggregate amount with retroactive provisions upon policy renewal. Certain of THVG’s insurance policies have deductibles and contingent premium arrangements. THVG believes that the expense recorded through June 30, 2007, which was estimated based on historical claims, adequately provides for its exposure under these arrangements.

(11)	Subsequent Events

Effective July 1, 2007, THVG received, from Baylor and USP, a controlling interest in Rockwall Ambulatory Surgery Center, L.L.P. (Rockwall) and Arlington Surgicare Partners, Ltd. (Arlington), which both operate surgery centers in the Dallas/Fort Worth metropolitan area. Prior to July 1, 2007, these interests were held by HealthFirst.

Effective October 1, 2007, THVG’s subsidiary, University Surgical Partners of Dallas, L.L.P. (USPD), repurchased 11.947% of its outstanding ownership interests for $3,744,215 from non-controlling shareholders. USPD wholly owns Dallas Surgical Partners, L.L.P. and MSH Partners, L.P. and owns a 50.8% interest in North Central Surgical Center, L.L.P.

THVG has entered into letters of intent with various entities regarding possible joint venture, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation.

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Consolidated Financial Statements
(Unaudited)
December 31, 2005 and 2004

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)

ASSETS
Current assets:
Cash	$11,220,390	14,657
Patient receivables, net of allowance for doubtful accounts of $3,601,765 and $6,006, respectively	21,422,273	107,591
Due from affiliates (note 9)	24,369,435	12,504,707
Inventories of supplies	3,929,899	17,587
Current portion of notes receivable (note 6)	347,667	220,000
Other	721,911	7,401

Total current assets	62,011,575	12,871,943
Property and equipment, net (note 2)	66,887,648	2,080,505
Investments in unconsolidated affiliates (note 4)	1,137,728	13,341,696
Goodwill and intangible assets, net (note 5)	67,472,871	3,292,200
Notes receivable, less current portion (note 6)	5,484,370	3,324,032
Other	1,579,901	5,000

Total assets	$204,574,093	34,915,376

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$7,696,820	151,495
Accrued expenses and other	6,331,597	64,991
Due to affiliates	1,877,705	2,112,497
Current portion of long-term debt (note 7)	4,823,547	118,753

Total current liabilities	20,729,669	2,447,736
Long-term debt (note 7)	47,653,957	896,247
Other liabilities	6,100,186	—

Total liabilities	74,483,812	3,343,983
Minority interests (note 4)	19,791,384	404,695
Commitments and contingencies (notes 7, 8, and 10)
Members’ equity (note 3)	110,298,897	31,166,698

Total liabilities and members’ equity	$204,574,093	34,915,376

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Consolidated Statements of Income
Years ended December 31, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)

Revenues:
Net patient service revenue	$157,714,790	200,187
Management and royalty fee income	610,400	4,533,515
Other income	85,457	—

Total revenues	158,410,647	4,733,702
Equity in earnings of unconsolidated affiliates	310,780	14,806,904
Operating expenses:
Salaries, benefits, and other employee costs	34,979,213	253,733
Medical services and supplies	29,417,676	37,317
Management and royalty fees	6,608,049	4,545,165
Professional fees	1,234,060	316,716
Other operating expenses	24,666,955	475,168
Provision for doubtful accounts	3,718,343	6,006
Depreciation and amortization	7,215,344	19,125

Total operating expenses	107,839,640	5,653,230

Operating income:	50,881,787	13,887,376
Interest expense	(5,147,836)	(19,340)
Interest income (note 9)	1,149,601	514,731
Other income	1,249	—

Income before minority interests	46,884,801	14,382,767
Minority interests in (income) loss of consolidated subsidiaries	(22,703,422)	237,954

Income before state franchise taxes	24,181,379	14,620,721
State franchise tax expense	(154,598)	(29,873)

Net income	$24,026,781	14,590,848

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Consolidated Statements of Members’ Equity
Years ended December 31, 2005 and 2004
(Unaudited)

	Contributed Capital		Retained Earnings
	USP	Baylor	USP	Baylor	Total

Balance, December 31, 2003	$3,006,361	3,006,361	7,531,564	7,531,564	21,075,850
Net income	—	—	7,295,424	7,295,424	14,590,848
Distributions of earnings	—	—	(2,250,000)	(2,250,000)	(4,500,000)

Balance, December 31, 2004	3,006,361	3,006,361	12,576,988	12,576,988	31,166,698
Net income	—	—	11,989,364	12,037,417	24,026,781
Transfer of membership interests	(6,013)	6,013	(25,154)	25,154	—
Contributions of capital	35,419,158	30,489,284	—	—	65,908,442
Distributions of earnings	—	—	(5,390,709)	(5,412,315)	(10,803,024)
Transfer of equity in accordance with L.L.C. agreement	(2,530,845)	2,530,845	—	—	—

Balance, December 31, 2005	$35,888,661	36,032,503	19,150,489	19,227,244	110,298,897

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2005 and 2004

	2005	2004
	(Unaudited)	(Unaudited)
		(Revised - note 1)

Cash flows from operating activities:
Net income	$24,026,781	14,590,848
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	3,718,343	6,006
Depreciation and amortization	7,215,344	19,125
Amortization of debt issue costs	12,140	—
Equity in earnings of unconsolidated affiliates, net of distributions received	3,096,250	(2,651,571)
Minority interest in income (loss) of consolidated subsidiaries, net of distributions paid	5,887,220	(237,954)
Changes in operating assets and liabilities:
Patient receivables	(7,275,705)	(113,597)
Due from affiliates, net	649,427	(373,808)
Inventories of supplies, prepaids, and other assets	(192,217)	(47,629)
Accounts payable and accrued expenses	5,737,163	187,486

Net cash provided by operating activities	42,874,746	11,378,906

Cash flows from investing activities:
Purchases of equity interests, net of cash received	(19,535,329)	(941,235)
Sales of equity interests	3,097,520	247,000
Purchases of property and equipment	(9,728,631)	(2,099,630)
Cash collections on notes receivable from affiliates	110,442	886,424
Returns of capital from unconsolidated affiliates	120,978	—
Change in cash invested with affiliate	(15,026,497)	(7,473,372)

Net cash used in investing activities	(40,961,517)	(9,380,813)

Cash flows from financing activities:
Proceeds from long-term debt	2,246,831	1,015,000
Payments on long-term debt	(5,973,205)	—
Capital contributions by Company members	23,821,902	—
Distributions to Company members	(10,803,024)	(4,500,000)

Net cash provided by (used in) financing activities	9,292,504	(3,485,000)

Increase (decrease) in cash	11,205,733	(1,486,907)
Cash, beginning of year	14,657	1,501,564

Cash, end of year	$11,220,390	14,657

Supplemental information:
Cash paid for interest	$5,182,372	19,340
Noncash transactions:
Noncash assets contributed by Company members	42,086,540	—
Equity investment contribution due to an affiliate	—	2,012,500

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Unaudited)
December 31, 2005 and 2004

(1)	Summary of Significant Accounting Policies

(a)	Description of Business

Texas Health Ventures Group, L.L.C. and subsidiaries (THVG or the Company), a Texas limited liability company, was formed on January 21, 1997 for the primary purpose of developing, acquiring, and operating ambulatory surgery centers and related entities. The Company is a subsidiary of Baylor Health Services (Baylor), a Texas nonprofit corporation and subsidiary of the Baylor Health Care System, a Texas nonprofit corporation. Baylor owns 50.1% of the Company. USP North Texas, Inc. (USP), a Texas corporation and subsidiary of United Surgical Partners International, Inc. (USPI) owns 49.9% of the Company. Until January 1, 2005, Baylor and USP each owned 50% of the Company. Effective January 1, 2005, USP and Baylor reorganized the Company and executed the Third Amended and Restated Regulations, whereby Baylor purchased 0.1% of the Company from USP, increasing Baylor’s ownership to 50.1% and making the Company a consolidated subsidiary of Baylor.

The Company owns equity interests in and operates ambulatory surgery centers, surgical hospitals, and related businesses in the Dallas / Fort Worth, Texas metropolitan area. At December 31, 2005, the Company operated sixteen facilities (the Facilities) under management contracts, fifteen of which are consolidated for financial reporting purposes, and one of which is accounted for under the equity method. In addition, the Company holds an equity method investment in a partnership that owns the real estate used by one of the Facilities.

The Company has been funded by capital contributions from its two members and by cash distributions from the Facilities. The board of managers, which is jointly controlled by Baylor and USP, initiates requests for capital contributions. The Facilities’ operating agreements provide that cash flow available for distribution will be distributed at least quarterly to the Company and other owners of the Facilities.

The Company’s operating agreement provides that the board of managers determine, on at least a quarterly basis, if the Company should make a cash distribution based on a comparison of the Company’s excess cash on hand versus current and anticipated needs, including, without limitation, needs for operating expenses, debt service, acquisitions, and a reasonable contingency reserve. The terms of the Company’s operating agreement provide that any distributions, whether driven by operating cash flows or by other sources, such as the distribution of noncash assets or distributions in the event the Company liquidates, are to be shared according to each member’s overall ownership level in the Company, which is 50.1% for Baylor and 49.9% for USP as of December 31, 2005.

The Facilities are subject to changes in government legislation that could impact Medicare and Medicaid reimbursement levels and are also subject to increased levels of managed care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.

(b)	Basis of Accounting

The Company maintains its books and records on the accrual basis of accounting, and the financial statements are prepared in accordance with U.S. generally accepted accounting principles.

(c)	Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Unaudited) — (Continued)

(d)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(e)	Revisions to Cash Flow Statement

The Company has revised its 2004 cash flow statement to classify cash distributions of its facilities’ earnings within operating activities, where they are netted with the related captions under equity in earnings of unconsolidated affiliates and minority interests in income of consolidated subsidiaries. Previously, all such distributions were reported as cash flows from financing activities.

Cash distributions from facilities are either distributions received from equity method investees or distributions from consolidated subsidiaries to minority interest holders. In the ordinary course of business, the Company’s facilities, both consolidated subsidiaries and unconsolidated affiliates, distribute a portion of their operating cash flow each month or quarter to their owners, including the Company. Thus these distributions include the cash effects of transactions of each facility that enter into the determination of the facility’s net income. As such, distributions to minority interest holders have been classified as cash flows from operating activities in the revised cash flow statement. Additionally, since distributions received from unconsolidated affiliates represent a return on the related equity investments, such amounts have also been included in operating activities in the revised cash flow statement.

Where such amounts represent a return of capital, as opposed to distributions of earnings, they are not classified within cash flows from operating activities, but rather are included in investing activities (for amounts received from equity method investees) or financing activities (for amounts paid to minority interest holders). The effects of the above revisions to the 2004 cash flow statement are summarized as follows:

	Year Ended December 31, 2004
	Net Cash Provided by (Used in)
	Operating	Investing	Financing
	activities	activities	activities

Previously reported	$(776,427)	(9,380,813)	8,670,333
Distributions received from equity method investees	12,155,333	—	(12,155,333)

As revised	$11,378,906	(9,380,813)	(3,485,000)

(f)	Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2005 and 2004.

(g)	Inventories of Supplies

Inventories of supplies, consisting primarily of pharmaceuticals and supplies, are stated at cost, which approximates market, and are expensed as used.

(h)	Property and Equipment

Property and equipment are stated at cost or, when acquired as part of a business combination, at fair value at the date of acquisition. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the asset and accumulated depreciation accounts are adjusted accordingly, and any gain or loss is reflected in earnings or loss of the respective period. Maintenance costs and

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Unaudited) — (Continued)

repairs are expensed as incurred; significant renewals and betterments are capitalized. Assets held under capital leases are classified as property and equipment and amortized using the straight-line method over the shorter of the useful lives or the lease terms, and the related obligations are recorded as debt. Amortization of property and equipment held under capital leases and leasehold improvements is included in depreciation and amortization expense. The Company records operating lease expense on a straight-line basis unless another systematic and rational allocation is more representative of the time pattern in which the leased property is physically employed. The Company amortizes leasehold improvements, including amounts funded by landlord incentives or allowances, for which the related deferred rent is amortized as a reduction of lease expense, over the shorter of their economic lives or the lease term.

(i)	Investments in Unconsolidated Affiliates

Investments in unconsolidated companies in which the Company exerts significant influence are accounted for under the equity method. The Company exerts significant influence in the operations of its unconsolidated affiliates through representation on the governing bodies of the investees and additionally, with respect to the Facilities, through contracts to manage the operations of the investee.

(j)	Intangible Assets

Intangible assets consist of costs in excess of net assets acquired (goodwill), costs associated with the purchase of management service contract rights, and other intangibles. Most of these assets have indefinite lives. Accordingly, these assets, along with goodwill, are not amortized but are instead tested for impairment annually, or more frequently if changing circumstances warrant. Any decrease in fair value identified in a test for impairment would be recorded as an impairment loss in the consolidated statement of income. No such impairment was identified in 2004 or 2005. The Company amortizes intangible assets with definite useful lives over their respective useful lives to the estimated residual values and reviews them for impairment in the same manner as long-lived assets, discussed below.

(k)	Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

(l)	Revenue Recognition

Revenues are recognized as services are performed and consist primarily of net patient service revenues, which are based on the Facilities’ established billing rates less allowances and discounts, principally for patients covered under contractual programs with private insurance companies. The allowances that the Company records for these revenues, including allowances for doubtful accounts, are based on the Company’s best estimates of expected actual reimbursement based primarily on historical collections for similar transactions. During 2005 approximately 71% and 19% of the cases performed at the Company’s consolidated Facilities were paid by commercial insurers and Medicare, respectively. The remaining 10% of cases consisted primarily of work-related injuries and services directly paid for by the patients.

In addition, the Company has entered into agreements with the Facilities to provide management services. As compensation for these services each month, the Company charges the Facilities management and royalty fees which are either fixed in amount or represent a fixed percentage of each facility’s net revenue less its provision for

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Unaudited) — (Continued)

doubtful accounts, subject, in some cases, to annual caps. The Company in turn is managed by USP and Baylor, as described more fully in note 9.

(m)	Income Taxes

No amounts for federal income taxes have been reflected in the accompanying consolidated financial statements because the federal tax effects of the Company’s activities accrue to the individual members. The Company is subject to Texas state franchise tax, which is reflected in the accompanying consolidated statements of income.

(n)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(2)	Property and Equipment

At December 31, property and equipment and related accumulated depreciation consisted of the following:

	Estimated
	Useful Lives	2005	2004

Buildings and leasehold improvements	5-25 years	$35,971,823	90,779
Equipment	3-15 years	35,218,904	1,948,995
Furniture and fixtures	5-15 years	2,929,154	59,856

		74,119,881	2,099,630
Less accumulated depreciation		(7,232,233)	(19,125)

Net property and equipment		$66,887,648	2,080,505

At December 31, assets recorded under capital lease arrangements included in property and equipment consist of the following:

	2005	2004

Buildings	$24,633,431	—
Equipment and furniture	9,267,182	—

	33,900,613	—
Less accumulated depreciation	(2,080,018)	—

Net property and equipment under capital leases	$31,820,595	—

(3)	Capital Contributions by Members

As discussed in note 1, the Company receives part of its funding through cash contributions from its members. During 2005 those contributions totaled $23,821,902 and were primarily used to purchase additional ownership in most of the Facilities, as described in note 4. In addition, the Company received noncash contributions during 2005 (the Contributions), consisting primarily of investments in partnerships that operate two ambulatory surgery centers

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Unaudited) — (Continued)

and one surgical hospital in the Dallas / Fort Worth area. Those contributions, including the Company’s ownership in each investee, were as follows:

	Ownership	Net assets
Investee	Percentage	Contributed	Effective Date

Lewisville Surgicare Partners, Ltd. (Lewisville)	50.1%	$28,557,006	May 1, 2005
Trophy Club Medical Center, L.P. (Trophy Club)	50.1%	4,767,170	July 1, 2005
Garland Surgicare Partners, Ltd. (Garland)	50.1%	4,600,883	August 1, 2005
Valley View Surgicare Partners, Ltd. (Valley View)	50.1%	4,161,481	January 1, 2005

With the exception of the Lewisville facility, USP and Baylor had previously owned these assets through another company they operate, THVG/HealthFirst (HealthFirst), which is a subsidiary of USP. On the effective dates listed above, HealthFirst, which held these assets and managed these facilities, distributed the assets to USP and Baylor, who in turn recontributed the majority of the assets to the Company, which recorded the assets and liabilities received at fair value. Concurrent with the Contributions, the Company began managing the operations of these facilities.

HealthFirst had previously managed Lewisville but held no ownership interest. Each of USP and Baylor negotiated and entered into a separate agreement to purchase units of partnership interest in Lewisville. Effective May 1, 2005, USP purchased units representing approximately a 34.9% interest in Lewisville. Effective as of the same date pursuant to a separate agreement, BHS purchased units representing a 25.1% interest in Lewisville. Primarily for competitive reasons, USP was willing to pay a higher per-unit amount for the interests it purchased. That difference is initially reflected in the contributions of capital line within the accompanying consolidated statements of members’ equity. Those contributions have been adjusted on the accompanying consolidated statements of members’ equity to reflect the value at the time of contribution to the Company of the 25.1% interest in Lewisville contributed by Baylor and the 25% interest in Lewisville contributed by USP. Accordingly, distributions continue to be allocated according to overall ownership and adjusted capital accounts, which is 50.1% to Baylor and 49.9% to USP as of December 31, 2005, whether such distributions are driven by operating cash flows, by distributions of noncash assets, or in the event of the Company’s dissolution. Also on May 1, 2005, the Company began managing Lewisville.

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Unaudited) — (Continued)

(4)	Investments in Subsidiaries and Unconsolidated Affiliates

The Company’s investments in consolidated subsidiaries and unconsolidated affiliates consisted of the following:

			Percentage owned by THVG
			as of December 31
Legal name	Facility	City	2005	2004

Consolidated subsidiaries(1):
Bellaire Outpatient Surgery Center, L.L.P.	Bellaire Surgery Center	Fort Worth	50.1%	40.7%
Dallas Surgical Partners, L.L.P.	Baylor Surgicare	Dallas	50.1	40.4
Dallas Surgical Partners, L.L.P.	Texas Surgery Center	Dallas	50.1	40.4
Dallas Surgical Partners, L.L.P.	Physicians Day Surgery Center	Dallas	50.1	40.4
Denton Surgicare Partners, Ltd.	Baylor Surgicare at Denton	Denton	50.1	42.7
Frisco Medical Center, L.L.P.	Baylor Medical Center at Frisco	Frisco	50.1	40.0
Garland Surgicare Partners, Ltd.	Premier Ambulatory Surgery Center of Garland	Garland	50.1	—
Grapevine Surgicare Partners, Ltd.	Baylor Surgicare at Grapevine	Grapevine	50.1	21.2
Lewisville Surgicare Partners, Ltd.	Baylor Surgicare at Lewisville	Lewisville	50.1	—
MSH Partners, L.P.	Mary Shiels Hospital	Dallas	50.1	40.4
North Central Surgical Center, L.L.P.	North Central Surgery Center	Dallas	51.4	50.0
North Garland Surgery Center, L.L.P.	North Garland Surgery Center	Garland	50.1	25.0
Rockwall/Heath Surgery Center, L.L.P.	Heath Surgicare	Heath	59.5	55.5
Trophy Club Medical Center, L.P.	Trophy Club Medical Center	Fort Worth	50.1	—
Valley View Surgicare Partners, Ltd.	Valley View Surgery Center	Dallas	50.1	—
Unconsolidated affiliates:
Denton Surgicare Real Estate, Ltd.	n/a	n/a	49.0%	49.0%
Irving-Coppell Surgical Hospital, L.L.P.	Irving-Coppell Surgical Hospital	Irving	14.5	19.0

(1)	List excludes holding companies, which are wholly owned by the Company and hold the Company’s investments in the facilities.

During 2005, the Company acquired additional ownership in several facilities previously accounted for under the equity method (the Buyups). As a result of the Buyups, which were accounted for under the purchase method, the Company owned a majority interest in each of these facilities and began consolidating each for financial

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Unaudited) — (Continued)

reporting purposes. The following summarizes the transactions and their effect on the Company’s ownership level in each entity:

	Purchase		Ownership Percentage
Investee	Price	Effective Date	Before	Acquired	After

Frisco Medical Center, L.L.P.	$8,800,736	January 1, 2005	40.0%	10.1%	50.1%
Grapevine Surgicare Partners, Ltd.	7,199,011	January 1, 2005	21.2	28.9	50.1
University Surgical Partners, L.L.P.	6,092,110	January 1, 2005	40.4	9.7	50.1
Bellaire Outpatient Surgery Center, L.L.P.	931,882	January 1, 2005	40.7	9.4	50.1
Denton Surgicare Partners, Ltd.	798,163	January 1, 2005	42.7	7.4	50.1
North Garland Surgery Center, L.L.P.	429,660	June 1, 2005	25.0	25.1	50.1
Acquired cash	(4,951,859)

Net cash paid for Buyups	$19,299,703

The assets acquired and liabilities assumed with respect to the individually material Buyups can be summarized as follows:

		Grapevine	University
	Frisco Medical	Surgicare	Surgical
	Center, L.L.P.	Partners, Ltd.	Partners, L.L.P.

Current assets	$9,231,896	1,484,263	6,644,549
Property and equipment	22,482,946	6,341,540	6,187,437
Investments in unconsolidated affiliates(1)	(3,015,111)	(129,072)	(2,467,116)
Notes receivable from unconsolidated affiliates(2)	(1,252,316)	—	(91,455)
Goodwill	8,117,475	6,909,782	7,094,253
Other noncurrent assets	1,223,491	15,999	37,641

Total assets acquired	36,788,381	14,622,512	17,405,309

Current liabilities	6,129,145	1,127,795	3,421,544
Long-term debt	18,174,891	5,879,075	3,379,391
Other noncurrent liabilities	—	—	—

Total liabilities assumed	24,304,036	7,006,870	6,800,935

Minority interests payable	3,683,609	416,631	4,512,264

Net assets acquired	$8,800,736	7,199,011	6,092,110

(1)	The Company previously held an equity method investment in this entity.

(2)	The Company’s note receivable from this entity eliminates in consolidation as a result of the Company acquiring a controlling interest in this entity.

In addition, effective May 1, 2005, the Company acquired a controlling interest in a facility in Lewisville, Texas, as discussed more fully in note 3.

The final determination of the purchase price for Trophy Club is expected to be made in June 2006. The amount is based on the earnings of the center through May 2006 and is thus not determinable at December 31, 2005. Any amounts the Company owes will first be used to settle principal and interest due on a $3.5 million note receivable from the seller of the Trophy Club interests. This note was among the assets the Company received in the Contributions. Any remaining amounts due on the note or owed by the Company are, per the terms of the purchase

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Unaudited) — (Continued)

agreement, to be settled in cash in June 2006. The note and accrued interest of $3,962,218 at December 31, 2005 are included in notes receivable on the Company’s consolidated balance sheet. Of this amount, $305,623 was accrued prior to the note being contributed to the Company, and accordingly the Company owes this amount to HealthFirst. This amount is carried in due to affiliates on the Company’s consolidated balance sheet.

Additionally, in the ordinary course of business, the Company engages in purchases and sales of individual partnership units with physicians who invest in the Facilities, invests cash in projects under development, and makes additional payments to former owners of the Facilities as certain contingencies are resolved or financial targets met. During 2005, the most significant of these transactions were the Buyups. Also among these transactions were the following:

•	Net proceeds of $2,720,647 from sales of noncontrolling interests in North Central Surgical Center, L.L.P. The North Central facility opened in December 2005.

•	Net proceeds of $141,247 related to other transactions, primarily purchases and sales individual partnership units with physicians who invest in the facilities.

(5)	Goodwill and Intangible Assets

Intangible assets, net of accumulated amortization, consisted of the following:

	December 31
	2005	2004

Goodwill	$66,206,975	2,142,200
Other intangible assets	1,265,896	1,150,000

Total	$67,472,871	3,292,200

The following is a summary of changes in the carrying amount of goodwill for year ended December 31, 2005:

Balance, December 31, 2004	$2,142,200
Additions:
Contributions (note 3)	40,274,826
Buyups (note 4)	23,734,016
Other	55,933

Balance, December 31, 2005	$66,206,975

Goodwill additions during the year ended December 31, 2005 resulted primarily from the contributions and Buyups, as discussed in notes 3 and 4.

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Unaudited) — (Continued)

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. The Company records interest expense for intangible debt issue costs on a straight-line basis over the term of the debt obligation. The agreements underlying the Company’s management contract assets have no determinable termination date and consequently, the related intangible assets have indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment at least annually. No impairment was recorded in 2004 or 2005. The following is a summary of intangible assets at December 31, 2005 and 2004:

	December 31, 2005
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

Definite useful lives:
Other	$185,602	(69,706)	115,896
Indefinite useful lives:
Management contracts			1,150,000

Total intangible assets			$1,265,896

	December 31, 2004
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

Definite useful lives:
Other	$—	—	—
Indefinite useful lives:
Management contracts			1,150,000

Total intangible assets			$1,150,000

The addition of intangible assets with definite useful lives during the year ended December 31, 2005 is due to the assets added through the Buyups.

Amortization expense related to intangible assets with definite useful lives was $15,999 for the year ended December 31, 2005. Additionally, accumulated amortization changed as a result of amortization of debt issue costs in the amount of $12,140 during the year ended December 31, 2005, which is reflected in interest expense. There was no amortization expense for the year ended 2004. The remaining $115,896 of unamortized value of intangible assets with definite lives represents debt issue costs whose amortization will be reflected in interest expense.

(6)	Notes Receivable

As discussed in notes 3 and 4, effective July 1, 2005, Baylor and USP contributed their ownership in the holding company of the Trophy Club facility, which has a note receivable for $3,500,000 from another owner of Trophy Club. This note accrues interest at 8% per annum, and the outstanding balance receivable, including interest, under this agreement was $3,962,218 as of December 31, 2005. As discussed in note 4, the Company expects to settle this note in 2006 in conjunction with finalizing the purchase price of Trophy Club.

The Company has a promissory note receivable from the Irving-Coppell facility, which accrues interest at 7.5% per annum and provides for sixty monthly principal and interest payments maturing on August 1, 2010. The outstanding principal balance receivable under this agreement was $1,869,819 and $1,980,050 at December 31, 2005 and 2004, respectively.

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Unaudited) — (Continued)

(7)	Long-Term Debt

At December 31, 2005 long-term debt consisted of the following:

	2005	2004

Capital lease obligations	$38,661,268	—
Notes payable to financial institutions	13,816,236	1,015,000

Total long-term debt	52,477,504	1,015,000
Less current portion	(4,823,547)	(118,753)

Long-term debt, less current portion	$47,653,957	896,247

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2005 and thereafter are as follows: 2006, $4,823,547; 2007, $5,390,647; 2008, $5,965,534; 2009, $5,551,750; 2010, $2,779,632; and thereafter, $27,966,394.

Capital lease obligations are secured by underlying real estate or equipment and have interest rates ranging from 5.99% to 12.66%.

The Facilities have notes payable to financial institutions which mature at various dates through 2012 and accrue interest at fixed and variable rates ranging from 7.00% to 15.54%. Each note is secured by certain assets of the Facility.

(8)	Leases

The Facilities lease various office equipment, medical equipment and office space under a number of operating lease agreements, which expire at various times through the year 2029. Such leases do not involve contingent rentals, nor do they contain significant renewal or escalation clauses. Office leases generally require the Facilities to pay all executory costs (such as property taxes, maintenance and insurance).

Minimum future payments under noncancelable leases with remaining terms in excess of one year as of December 31, 2005 are as follows:

	Capital	Operating
	Leases	Leases

Year ending December 31:
2006	$6,490,243	6,171,683
2007	6,395,936	6,032,315
2008	6,399,958	5,642,250
2009	6,425,802	4,644,848
2010	5,187,572	3,854,531
Thereafter	49,774,407	56,721,807

Total minimum lease payments	80,673,918	$83,067,434

Amount representing interest	(42,012,650)

Present value of minimum lease payments	$38,661,268

Total rent expense under operating leases was $5,634,913 and $128,337 for the years ended December 31, 2005 and 2004, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Unaudited) — (Continued)

(9)	Related-Party Transactions

The Company operates the Facilities under management and royalty contracts, and the Company in turn is managed by Baylor and USP, resulting in the Company incurring management and royalty fee expense payable to Baylor and USP in amounts equal to the management and royalty fee income the Company receives from the Facilities. The Company’s management and royalty fee income from the facilities it consolidates for financial reporting purposes eliminates in consolidation with the facilities’ expense and therefore is not included in the Company’s consolidated revenues. The Company’s management and royalty fee income from facilities which are not consolidated is included in the consolidated revenues of the Company.

The management and royalty fee expense payable to Baylor and USP is reflected as expense in the Company’s consolidated statements of income for all the Facilities. Of the total, 64.3% and 34.0% represent management fees payable to USP and Baylor, respectively, and 1.7% represents royalty fees payable to Baylor.

Under the management and royalty agreements, the Facilities pay the Company an amount ranging from 4.5% to 7% of their net patient service revenue less provision for doubtful accounts annually, subject, in some cases, to an annual cap. Management and royalty fees and other reimbursable costs owed by the Company and its Facilities to USP and Baylor totaled $1,572,082 and $99,997 at December 31, 2005 and 2004, respectively, and are included in due to affiliates in the accompanying consolidated balance sheets.

In addition, a subsidiary of USPI frequently pays bills on behalf of the Company and has custody of substantially all excess Company cash, paying the Company and the Facilities interest income on the net balance at prevailing market rates. This interest income amounted to $650,124 and $155,081 for the years ended December 31, 2005 and 2004, respectively. As discussed in note 6, the Company also had a note receivable from one of its unconsolidated investees at December 31, 2005 and 2004.

(10)	Commitments and Contingencies

(a)	Financial Guarantees

As of December 31, 2005, the Company had issued guarantees of portions of the indebtedness of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $5.0 million. Of the total, $1.8 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and the remaining $3.2 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. These arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by all or a portion of the investees’ assets, (c) require payments by the Company in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2021, or earlier if certain performance targets are met, and (e) provide no recourse for the Company to recover any amounts from third parties. The fair value of the guarantee liability was not material to the consolidated financial statements. When the Company incurs guarantee obligations that are disproportionately greater than the guarantees provided by the investee’s other owners, the Company charges the investee a fair market value fee based on the value of the contingent liability the Company is assuming.

(b)	Litigation and Professional Liability Claims

In their normal course of business, the Facilities are subject to claims and lawsuits relating to patient treatment. The Company believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements. The Company and each of the Facilities maintain professional liability insurance that provides coverage on a claims made basis of $1.0 million per incident and $7.5 million in annual aggregate amount with retroactive provisions upon policy renewal. Certain of the Company’s insurance policies have deductibles and contingent premium arrangements. The Company believes that the accruals established at December 31, 2005, which were estimated based on historical claims, adequately provide for its exposure under these arrangements.

(3) Exhibits:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of January 27, 2006, by and among United Surgical Partners International, Inc., Peak ASC Acquisition Corp. and Surgis, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the Commission on January 31, 2006 and incorporated herein by reference).(1)
2.2	Agreement and Plan of Merger, dated as of January 7, 2007, by and among the Company, UNCN Holdings, Inc. and UNCN Acquisition Corp. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2007 and incorporated herein by reference).(1)
3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
4.1	Indenture governing 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinated Toggle Note due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee. (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
4.2	Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
4.3	Registration Rights Agreement, dated April 19, 2007, among USPI Holdings, Inc., the Company, the Guarantors named therein, Citigroup Global Markets Inc. and Lehman Brothers inc., as Representatives for the Initial Purchasers (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
10.1	Credit Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending., Inc. and UBS Securities LLC, as Co-Documentation Agents (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
10.2	Guarantee and Collateral Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, the subsidiaries of the Company identified therein and Citibank, N.A., as Collateral Agent (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
10.3	Employment Agreement, dated as of April 19, 2007, by and between the Company and Donald E. Steen (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.4	Employment Agreement, dated as of April 19, 2007, by and between the Company and William H. Wilcox (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.5	Employment Agreement dated as of April 19, 2007 by and between the Company and Brett P. Brodnax (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.6	Employment Agreement dated as of April 19, 2007 by and between the Company and Niels P. Vernegaard (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.7	Employment Agreement dated as of April 19, 2007 by and between the Company and Mark A. Kopser (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.8	Employment Agreement dated as of April 19, 2007 by and between the Company and John J. Wellik (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.9	USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (No. 333-144337) and incorporated herein by reference).(1)(3)

Exhibit
Number	Description

10.10	Deferred Compensation Plan, effective as of January 1, 2005 (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 6, 2005 and incorporated herein by reference).(1)(3)
10.11	First Amendment to the Deferred Compensation Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.12	Form of Indemnification Agreement between United Surgical Partners International, Inc. and its directors and officers (previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference). (1)(3)
21.1	List of the Company’s subsidiaries.(2)
24.1	Power of Attorney — Donald E. Steen(2)
24.2	Power of Attorney — Joel T. Allison(2)
24.3	Power of Attorney — Michael E. Donovan(2)
24.4	Power of Attorney — John C. Garrett, M.D.(2)
24.5	Power of Attorney — D. Scott Mackesy(2)
24.6	Power of Attorney — James Ken Newman(2)
24.7	Power of Attorney — Boone Powell, Jr.(2)
24.8	Power of Attorney — Paul. B. Queally(2)
24.9	Power of Attorney — Raymond A. Ranelli(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed.

(2)	Filed herewith.

(3)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

By:	/s/ William H. Wilcox
William H. Wilcox
President, Chief Executive Officer and
Director

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

* Donald E. Steen	Chairman of the Board	February 28, 2008

/s/ William H. Wilcox William H. Wilcox	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ Mark A. Kopser Mark A. Kopser	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ John J. Wellik John J. Wellik	Senior Vice President, Accounting and Administration, and Secretary (Principal Accounting Officer)	February 28, 2008

* Joel T. Allison	Director	February 28, 2008

* Michael E. Donovan	Director	February 28, 2008

* John C. Garrett, M.D.	Director	February 28, 2008

* D. Scott Mackesy	Director	February 28, 2008

* James Ken Newman	Director	February 28, 2008

* Boone Powell, Jr.	Director	February 28, 2008

* Paul B. Queally	Director	February 28, 2008

Signature	Title	Date

* Raymond A. Ranelli	Director	February 28, 2008

*	John J. Wellik, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

By:	/s/ John J. Wellik
John J. Wellik
Attorney-in-fact

Date: February 28, 2008

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report covering the last fiscal year has been sent, or will be furnished subsequent to the filing of this Annual Report on Form 10-K, to the registrant’s security holders. Except for the proxy statements filed with the Commission in connection with the special meeting of the registrant’s security holders in fiscal 2007, no proxy material has been sent, or will be furnished subsequent to the filing of this Annual Report on Form 10-K, to the registrant’s security holders.

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of January 27, 2006, by and among United Surgical Partners International, Inc., Peak ASC Acquisition Corp. and Surgis, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the Commission on January 31, 2006 and incorporated herein by reference).(1)
2.2	Agreement and Plan of Merger, dated as of January 7, 2007, by and among the Company, UNCN Holdings, Inc. and UNCN Acquisition Corp. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2007 and incorporated herein by reference).(1)
3.1	Second Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).(1)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-3 (No. 333-99309) and incorporated herein by reference).(1)
4.1	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (No. 333- 55442) and incorporated herein by reference).(1)
4.2	Rights Agreement between the Company and First Union National Bank as Rights Agent dated June 13, 2001 (previously filed as Exhibit 4.1 to the Company’s Form 8-A filed with the Commission on June 13, 2001 and incorporated herein by reference).(1)
4.3	First Amendment to Rights Agreement, dated January 7, 2007, by and between the Company and American Stock Transfer & Trust Company, as successor to First Union National Bank, as Rights Agent (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2007 and incorporated herein by reference).(1)
10.1	Credit Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending., Inc. and UBS Securities LLC, as Co-Documentation Agents (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
10.2	Guarantee and Collateral Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, the subsidiaries of the Company identified therein and Citibank, N.A., as Collateral Agent (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
10.3	Employment Agreement, dated as of April 19, 2007, by and between the Company and Donald E. Steen (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.4	Employment Agreement, dated as of April 19, 2007, by and between the Company and William H. Wilcox (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.5	Employment Agreement dated as of April 19, 2007 by and between the Company and Brett P. Brodnax (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.6	Employment Agreement dated as of April 19, 2007 by and between the Company and Niels P. Vernegaard (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.7	Employment Agreement dated as of April 19, 2007 by and between the Company and Mark A. Kopser (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.8	Employment Agreement dated as of April 19, 2007 by and between the Company and John J. Wellik (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

Exhibit
Number	Description

10.9	USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (No. 333-144337) and incorporated herein by reference).(1)(3)
10.10	Deferred Compensation Plan, effective as of January 1, 2005 (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 6, 2005 and incorporated herein by reference).(1)(3)
10.11	First Amendment to the Deferred Compensation Plan (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.12	Form of Indemnification Agreement between United Surgical Partners International, Inc. and its directors and officers (previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).(1)(3)
21.1	List of the Company’s subsidiaries.(2)
24.1	Power of Attorney— Donald E. Steen(2)
24.2	Power of Attorney — Joel T. Allison(2)
24.3	Power of Attorney — Michael E. Donovan(2)
24.4	Power of Attorney — John C. Garrett, M.D.(2)
24.5	Power of Attorney— D. Scott Mackesy(2)
24.6	Power of Attorney — James Ken Newman(2)
24.7	Power of Attorney — Boone Powell, Jr.(2)
24.8	Power of Attorney — Paul. B. Queally(2)
24.9	Power of Attorney — Raymond A. Ranelli(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed.

(2)	Filed herewith.

(3)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.