Form 10-Q
period 2008-03-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2008-05-05
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of Common Stock of the Registrant outstanding at May 5, 2008 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
United Surgical Partners International, Inc.:

We have reviewed the accompanying consolidated balance sheets of United Surgical Partners International, Inc. and subsidiaries (the Company) as of March 31, 2008 and 2007, the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Dallas, Texas
May 2, 2008

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited — in thousands,
	except per share amounts)

ASSETS
Cash and cash equivalents	$105,751	$76,758
Accounts receivable, net of allowance for doubtful accounts of $11,526 and $12,721, respectively	58,825	59,557
Other receivables	13,618	8,974
Inventories of supplies	9,568	9,495
Prepaids and other current assets	20,524	20,056

Total current assets	208,286	174,840
Property and equipment, net	230,915	229,039
Investments in affiliates	281,330	267,357
Goodwill and intangible assets, net	1,587,462	1,590,820
Other assets	26,677	15,337

Total assets	$2,334,670	$2,277,393

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$20,837	$22,982
Accrued salaries and benefits	25,407	24,671
Due to affiliates	89,406	62,500
Accrued interest	21,662	13,436
Current portion of long-term debt	27,480	25,311
Other current liabilities	36,779	38,509

Total current liabilities	221,571	187,409
Long-term debt, less current portion	1,070,416	1,072,751
Other long-term liabilities	25,941	17,950
Deferred tax liability, net	115,449	109,414

Total liabilities	1,433,377	1,387,524
Minority interests	85,580	83,063
Stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	800,549	799,562
Accumulated other comprehensive loss	(1,286)	(1,485)
Retained earnings	16,450	8,729

Total stockholder’s equity	815,713	806,806

Total liabilities and stockholder’s equity	$2,334,670	$2,277,393

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(Unaudited — in thousands)
Revenues:
Net patient service revenues	$148,462	$144,533
Management and contract service revenues	17,444	15,880
Other revenues	1,266	1,357

Total revenues	167,172	161,770
Equity in earnings of unconsolidated affiliates	11,048	8,504
Operating expenses:
Salaries, benefits, and other employee costs	47,874	45,421
Medical services and supplies	29,481	29,050
Other operating expenses	28,264	27,055
General and administrative expenses	10,428	14,976
Provision for doubtful accounts	1,852	2,697
Depreciation and amortization	9,424	10,234

Total operating expenses	127,323	129,433

Operating income	50,897	40,841
Interest income	1,038	743
Interest expense	(22,348)	(7,925)
Other, net	1,068	55

Total other expense, net	(20,242)	(7,127)
Income before minority interests	30,655	33,714
Minority interests in income of consolidated subsidiaries	(15,406)	(15,772)

Income from continuing operations before income taxes	15,249	17,942
Income tax expense	(7,577)	(9,046)

Income from continuing operations	7,672	8,896
Earnings (loss) from discontinued operations, net of tax	49	(236)

Net income	$7,721	$8,660

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(Unaudited — in thousands)
Net income	$7,721	$8,660
Other comprehensive income:
Foreign currency translation adjustments	186	578
Unrealized gain on interest rate swap, net of tax	13	—

Other comprehensive income	199	578

Comprehensive income	$7,920	$9,238

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(Unaudited — in thousands)
Cash flows from operating activities:
Net income	$7,721	$8,660
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on discontinued operations	(49)	236
Provision for doubtful accounts	1,852	2,697
Depreciation and amortization	9,424	10,234
Amortization of debt issue costs	700	174
Deferred income taxes	5,042	3,618
Equity in earnings of unconsolidated affiliates, net of distributions received	(5,016)	3,868
Minority interests in income of consolidated subsidiaries, net of distributions paid	949	2,038
Equity-based compensation	986	2,818
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(2,042)	(2,134)
Other receivables	(4,824)	1,302
Inventories of supplies, prepaids and other current assets	(340)	(2,080)
Accounts payable and other current liabilities	5,532	889
Long-term liabilities	(318)	1,958

Net cash provided by operating activities	19,617	34,278

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(8,440)	(24,610)
Proceeds from sales of businesses and equity interests	1,682	9,812
Purchases of property and equipment	(12,264)	(4,761)
Returns of capital from unconsolidated affiliates	488	217
Increase in deposits and notes receivable	415	6,326

Net cash used in investing activities	(18,119)	(13,016)

Cash flows from financing activities:
Proceeds from long-term debt	7,752	—
Payments on long-term debt	(6,886)	(6,599)
Proceeds from issuances of common stock and related tax benefit	—	3,907
Increase in cash held on behalf of unconsolidated affiliates	26,949	2,295
Returns of capital to minority interest holders	(371)	(326)

Net cash provided by (used in) financing activities	27,444	(723)

Cash flows of discontinued operations:
Operating cash flows	62	(1,107)
Investing cash flows	—	(744)
Financing cash flows	—	1,412

Net cash provided by (used in) discontinued operations	62	(439)

Effect of exchange rate changes on cash and cash equivalents	(11)	1

Net increase in cash and cash equivalents	28,993	20,101
Cash and cash equivalents at beginning of period	76,758	31,740

Cash and cash equivalents at end of period	$105,751	$51,841

Supplemental information:
Interest paid	$13,419	$8,021
Income taxes paid	1,500	1,424
Non-cash transactions:
Assets acquired under capital lease obligations	$206	$1,235

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of ambulatory surgery centers, surgical hospitals and related businesses in the United States and Europe. At March 31, 2008, the Company, headquartered in Dallas, Texas, operated 159 short-stay surgical facilities. Of these 159 facilities, the Company consolidates the results of 60, accounts for 98 under the equity method and holds no ownership in the remaining facility, which is operated by the Company under a management agreement. The Company operates in two countries, with 156 of its 159 facilities located in the United States of America; the remaining three facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At March 31, 2008, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 95 of the Company’s 156 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

Global Healthcare Partners Limited (Global), a USPI subsidiary incorporated in England, manages and wholly owns three surgical hospitals in the greater London area.

The Company is subject to changes in government legislation that could impact Medicare, Medicaid, and foreign government reimbursement levels and is also subject to increased levels of managed care penetration and changes in payer patterns that may impact the level and timing of payments for services rendered.

As further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company had publicly traded equity securities from June 2001 until April 2007. Effective April 19, 2007, the Company no longer has publicly traded equity securities and is controlled by the private equity firm Welsh, Carson, Anderson & Stowe (Welsh Carson). The Company is a wholly owned subsidiary of USPI Holdings, Inc. (Holdings). Holdings is a wholly owned subsidiary of USPI Group Holdings, Inc. (Parent), which in turn is owned by an investor group that includes affiliates of Welsh Carson, members of the Company’s management, and other investors. The Company’s financial position and the results of operations prior to the merger are presented separately in the consolidated financial statements as “Predecessor” financial statements, while the Company’s financial position and results of operations following the merger are presented as “Successor” financial statements. Due to the merger, which substantially increased the Company’s debt and interest expense, and to the revaluation of assets and liabilities as a result of purchase accounting associated with the merger, the pre-merger financial statements are not comparable with those after the merger. The Company’s allocation of the purchase price is substantially complete and was not significantly updated during the first quarter of 2008.

Following are the unaudited pro forma results for the three months ended March 31, 2007 as if the merger had occurred on January 1 (in thousands):

Three Months Ended
March 31, 2007

Net revenues	$161,770
Income from continuing operations	3,305

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s December 31, 2007 Form 10-K. It is management’s opinion that the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

(2)	Discontinued Operations and Other Dispositions

In March 2007, the Company classified the operations of a surgery center in Canton, Mississippi as held for sale. This surgery center was acquired as part of the Surgis acquisition in April 2006. The Company sold its interests in this center effective November 1, 2007, and recorded a pretax loss of approximately $0.9 million on the sale. Sales proceeds were immaterial for this facility.

Effective December 1, 2007, the Company sold its interests in a facility in the Houston, Texas area that was also acquired as part of the Surgis acquisition. The Company received immaterial sales proceeds and recorded a pretax loss of approximately $0.6 million on the sale of this center. Also, in December 2007, the Company signed an agreement to sell its interests in a facility in Alabama. The sale was effective January 1, 2008. The Company’s investment in this facility was classified as held for sale at December 31, 2007, and the related write-down of assets to fair value resulted in the Company recording a pretax loss of approximately $2.2 million in December 2007.

In accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified the historical results of operations to remove the operations of the facilities noted above from the Company’s revenues and expenses on the accompanying consolidated statements of income, collapsing the income (loss) related to these facilities’ operations and the Company’s disposal of them into a single line, “earnings (loss) from discontinued operations”. The following table summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands):

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Revenues	$61	$1,239

Income (loss) from discontinued operations before income taxes	$26	$(363)
Income tax (expense) benefit	(9)	127

Income (loss) from discontinued operations	$17	$(236)

Gain on sale of discontinued operations before income taxes	$32	$—
Income tax expense	—	—

Gain on sale of discontinued operations	$32	$—

Effective February 29, 2008, the Company sold its interests in a facility in Sarasota, Florida for $0.5 million in cash. The proceeds are being held in escrow until certain conditions are met. An immaterial gain was recorded on the sale, which is recorded in other income (expense) in the consolidated statement of income. Because this investment was accounted for under the equity method, the results of operations of this facility are not reported as discontinued operations.

Effective March 1, 2008, the Company sold a portion of its interests in two facilities it operates in Redding, California, to a not-for-profit hospital partner, receiving sales proceeds of $1.7 million in cash and a noncontrolling investment interest in a third facility in Redding, which was previously operated by the hospital partner. No gain or loss was recorded as the sales price approximated the carrying value. The Company had previously controlled and consolidated the financial results of its two Redding facilities, but control transferred to the hospital partner in conjunction with the transaction. Accordingly, the Company now accounts for its investments in these two facilities (plus the third facility previously owned by the hospital partner) under the equity method of accounting. The

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Company’s continuing involvement as an investor and manager of these facilities prevents the facilities’ operations from being classified as discontinued.

(3)	Acquisitions and Equity Method Investments

Effective April 1, 2008 the Company acquired additional ownership in three of its existing facilities in the St. Louis area for approximately $14.1 million. Approximately $5.9 million of the purchase price was prepaid on March 31, 2008, and the remaining $8.2 million was paid on April 1, 2008. The Company already controlled these facilities.

The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the three months ended March 31, 2008, these transactions resulted in a net cash outflow of approximately $2.6 million, which is summarized as follows:

•	Investment of $1.4 million in a surgical facility in Knoxville, Tennessee, jointly owned with one of the Company’s not-for-profit hospital partners; and

•	Net payment of approximately $1.2 million related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The Company controls a significant number of its investees and therefore consolidates their results. Additionally, the Company invests in a significant number of facilities in which the Company has significant influence but does not have control; the Company uses the equity method to account for these investments. The majority of these investees are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis was as follows (amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis):

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Unconsolidated facilities operated at period-end	98	83
Income statement information:
Revenues	$229,324	$177,057
Equity in earnings of unconsolidated affiliates	13	53
Operating expenses:
Salaries, benefits, and other employee costs	57,295	44,818
Medical services and supplies	46,163	35,934
Other operating expenses	59,025	46,041
Depreciation and amortization	12,046	8,777

Total operating expenses	174,529	135,570

Operating income	54,808	41,540
Interest expense, net	(6,236)	(3,722)
Other	(1)	(1,717)

Income before income taxes	$48,571	$36,101

Balance sheet information:
Current assets	$202,174	$166,174
Noncurrent assets	410,082	287,831
Current liabilities	131,696	94,311
Noncurrent liabilities	295,519	185,294

(4)	Long-Term Debt

(a)	Senior secured credit facility

On April 2, 2008, the Company borrowed an additional $14.0 million under its delayed draw facility to finance the acquisition of additional ownership in three of its existing St. Louis facilities. The remaining $22.5 million of the delayed draw facility is available until December 31, 2008 to acquire additional interests in the Company’s St. Louis facilities.

(b)	United Kingdom borrowings

In March 2008, the Company entered into an amended credit agreement (U.K. Agreement), which covers the Company’s existing U.K. overdraft facility and term loan facilities. This amendment provided for a £2.0 million Term Loan C facility. The Company borrowed the entire £2.0 million (approximately $4.0 million at March 31, 2008) to acquire property adjacent to one of its hospitals in London. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million at March 31, 2008) beginning in June 2008 and continuing through its maturity date of February 2013, when the final payment of £0.5 million (approximately $1.0 million at March 31, 2008) is due.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

(5)	Interest Rate Swap

The Company does not enter into derivative contracts for speculative purposes but has at times entered into interest rate swaps to fix the rate of interest owed on a portion of its variable rate debt, and such arrangements meet the definition of derivative financial instruments. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. The Company minimizes the credit risk in derivative instruments by entering into transactions with counterparties who maintain a strong credit rating. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. This risk essentially represents the risk that variable interest rates decline to a level below the fixed rate the Company has locked in. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

As required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

In order to manage the Company’s interest rate risk related to a portion of its variable-rate U.K. debt, on February 29, 2008, the Company entered into an interest rate swap agreement for a notional amount of £20.0 million (approximately $39.7 million at March 31, 2008). The interest rate swap requires the Company to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (6.0% at March 31, 2008), which is reset quarterly. The proceeds are used to settle the Company’s interest obligations on the hedged portion of the variable rate debt, which has the overall outcome of the Company paying and expensing a fixed rate of interest on the hedged debt. The interest rate swap matures in March 2011. No collateral is required under the interest rate swap agreement.

SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. In accordance with SFAS 133, the Company designates its interest rate swap as a cash flow hedge of certain of its variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and would be classified as interest expense in the Company’s consolidated statements of income. The Company recorded no such expense for the three months ended March 31, 2008.

The fair value of the interest rate swap at March 31, 2008 was not material and is included in other long-term assets in the Company’s consolidated balance sheet.

(6)	Equity-Based Compensation

The Company follows the guidance of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) in accounting for equity-based compensation. Under SFAS 123R, the fair value of equity-based compensation, such as stock options and other stock-based awards to employees and directors, is measured at the date of grant and recognized as expense over the recipient’s requisite service period.

The Successor’s equity-based compensation consists primarily of stock options and restricted stock granted by the Company’s parent, USPI Group Holdings, Inc., to certain employees and members of the board of directors of the Successor company. In addition, one of the Company’s wholly-owned subsidiaries granted a limited number of

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

stock options to purchase shares of that subsidiary’s stock to certain of its employees in January 2008. The fair value of stock options was estimated at the date of grant using the Black-Scholes option-pricing model based on assumptions derived from historical experience. The fair value of these awards is being amortized into expense over the estimated service period for each award.

In January 2008, one of the Company’s hospital partners, Baylor Health Care System (Baylor), was granted 666,666 warrants to purchase USPI Group Holdings, Inc. common stock for $3.00 per share. The warrants are fully vested and non-forfeitable but contain exercise restrictions. The exercise restrictions on 111,111 warrants lapse each December 31 beginning in 2008 and ending in 2013. The warrants have a contractual life of approximately ten years. The fair value of the warrants is approximately $0.3 million and was determined using the Black-Scholes option pricing formula. Because the warrants are fully vested, the expense associated with these warrants was recorded upon grant within other operating expenses. Baylor’s Chief Executive Officer, Joel T. Allison is a member of the Company’s board of directors. Similar equity grants have been made to other healthcare systems with which the Company operates facilities.

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

As a result of the merger, all of the Company’s restricted stock awards, except as otherwise agreed by the holders and the Company, and all of its stock options were immediately vested. Awards not vested were cancelled immediately prior to the merger. Accordingly, the Successor’s equity-based compensation consists entirely of equity instruments granted after the merger.

Total equity-based compensation included in the consolidated statements of income, classified by income statement line item, is as follows (in thousands):

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Equity in earnings of unconsolidated affiliates	$—	$20
Salaries, benefits and other employee costs	409	809
General and administrative expenses	241	2,012
Other operating expenses	336	—
Minority interests in income of consolidated subsidiaries	—	(23)

Expense before income tax benefit	986	2,818
Income tax benefit	(172)	(885)

Total equity-based compensation expense, net of tax	$814	$1,933

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Total equity-based compensation, included in the consolidated statements of income, classified by type of award, is as follows (in thousands):

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Share awards	$283	$2,327
Stock options	367	390
Warrants	336	—
ESPP	—	101

Expense before income tax benefit	986	2,818
Income tax benefit	(172)	(885)

Total equity-based compensation expense, net of tax	$814	$1,933

(7)	Segment Disclosures

Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. The Company’s business is the operation of surgery centers, surgical hospitals and related businesses in the United States and the United Kingdom. The Company’s chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgical facilities for assessing performance and allocating resources both domestically and abroad. Accordingly, the Company’s reportable segments consist of (1) U.S. based facilities and (2) United Kingdom based facilities. Except for the prior year total asset figures, which have not been restated, the following amounts exclude discontinued operations (in thousands):

	Successor
	Three Months Ended
	March 31, 2008
	United States	United Kingdom	Total

Net patient service revenues	$115,983	$32,479	$148,462
Other revenues	18,710	—	18,710

Total revenues	$134,693	$32,479	$167,172

Depreciation and amortization	$7,611	$1,813	$9,424
Operating income	43,747	7,150	50,897
Net interest expense	(19,822)	(1,488)	(21,310)
Income tax expense	(5,937)	(1,640)	(7,577)
Total assets	1,954,673	379,997	2,334,670
Capital expenditures	2,954	9,516	12,470

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Predecessor
	Three Months Ended
	March 31, 2007
	United States	United Kingdom	Total

Net patient service revenues	$116,286	$28,247	$144,533
Other revenues	17,237	—	17,237

Total revenues	$133,523	$28,247	$161,770

Depreciation and amortization	$7,797	$2,437	$10,234
Operating income	36,157	4,684	40,841
Net interest expense	(5,988)	(1,194)	(7,182)
Income tax expense	(7,872)	(1,174)	(9,046)
Total assets	1,077,759	205,407	1,283,166
Capital expenditures	4,310	1,686	5,996

(8)	Related Party Transactions

Included in general and administrative expenses of the Successor are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million for the three months ended March 31, 2008. Such amounts accrue at an annual rate of $2.0 million.

As discussed in Note 6, the Company issued warrants with an estimated fair value of $0.3 million to Baylor in January 2008. Baylor’s Chief Executive Officer is a member of the Company’s board of directors. Similar grants have been made to other healthcare systems with which the Company operates facilities.

(9)	Commitments and Contingencies

As of March 31, 2008, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $85.4 million. Of the total, $36.3 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and the remaining $49.1 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures.

In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.2 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties. The Company also has $1.7 million of letters of credit outstanding.

(10)	New Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company elected to adopt the provisions of SFAS 161 during the first quarter of 2008. The adoption of SFAS 161 did not have any impact on the Company’s results of operations or financial condition.

(11)	Subsequent Events

As described in Notes 3 and 4, the Company acquired additional ownership, effective April 1, 2008, in three facilities it operates in the St. Louis area. In addition, the Company has entered into letters of intent with various entities regarding possible joint venture, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation.

(12)	Condensed Consolidating Financial Statements

The following information is presented as required by regulations of the Securities and Exchange Commission (SEC) in connection with the $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes, all due 2017 (the Notes) that have been registered with the SEC. None of this information is routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services.

The Notes were issued in a private offering on April 19, 2007 and were subsequently registered as publicly traded securities through a Form S-4 declared effective by the SEC on July 25, 2007. The exchange offer was completed in August 2007. The Notes are unsecured senior subordinated obligations of the Company; however, the Notes are guaranteed by all of the Company’s current and future direct and indirect wholly-owned domestic subsidiaries. USPI’s investees in the United Kingdom are not guarantors of the obligation. USPI’s investees in the United States in which USPI owns less than 100% are not guarantors of the obligation. The financial position and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship at the end of the period presented.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Balance Sheets:

	As of March 31, 2008
		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$95,872	$9,879	$—	$105,751
Accounts receivable, net	—	58,791	34	58,825
Other receivables	33,505	47,831	(67,718)	13,618
Inventories of supplies	—	9,568	—	9,568
Prepaids and other current assets	18,560	2,035	(71)	20,524

Total current assets	147,937	128,104	(67,755)	208,286
Property and equipment, net	15,165	214,681	1,069	230,915
Investments in affiliates	972,071	1,468	(692,209)	281,330
Goodwill and intangible assets, net	829,897	379,967	377,598	1,587,462
Other assets	102,000	1,062	(76,385)	26,677

Total assets	$2,067,070	$725,282	$(457,682)	$2,334,670

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$361	$21,528	$(1,052)	$20,837
Accrued expenses and other	192,078	45,431	(64,255)	173,254
Current portion of long-term debt	4,262	24,854	(1,636)	27,480

Total current liabilities	196,701	91,813	(66,943)	221,571
Long-term debt, less current portion	925,705	156,340	(11,629)	1,070,416
Other long-term liabilities	128,951	13,657	(1,218)	141,390
Minority interests	—	14,032	71,548	85,580
Stockholders’ equity	815,713	449,440	(449,440)	815,713

Total liabilities and stockholders’ equity	$2,067,070	$725,282	$(457,682)	$2,334,670

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	As of December 31, 2007
		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$66,665	$10,093	$—	$76,758
Accounts receivable, net	—	59,796	(239)	59,557
Other receivables	26,616	43,019	(60,661)	8,974
Inventories of supplies	—	9,597	(102)	9,495
Prepaids and other current assets	17,696	2,473	(113)	20,056

Total current assets	110,977	124,978	(61,115)	174,840
Property and equipment, net	15,452	212,149	1,438	229,039
Investments in affiliates	951,129	1,565	(685,337)	267,357
Goodwill and intangible assets, net	834,711	378,619	377,490	1,590,820
Other assets	93,703	1,102	(79,468)	15,337

Total assets	$2,005,972	$718,413	$(446,992)	$2,277,393

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,607	$21,535	$(160)	$22,982
Accrued expenses and other	152,649	46,282	(59,815)	139,116
Current portion of long-term debt	3,787	22,831	(1,307)	25,311

Total current liabilities	158,043	90,648	(61,282)	187,409
Long-term debt, less current portion	926,519	156,725	(10,493)	1,072,751
Other long-term liabilities	114,604	14,054	(1,294)	127,364
Minority interests	—	14,061	69,002	83,063
Stockholders’ equity	806,806	442,925	(442,925)	806,806

Total liabilities and stockholders’ equity	$2,005,972	$718,413	$(446,992)	$2,277,393

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Income:

		Non-Participating	Consolidation	Consolidated
For the Three Months Ended March 31, 2008 — Successor	Guarantors	Investees	Adjustments	Total

Revenues	$23,019	$150,309	$(6,156)	$167,172
Equity in earnings of affiliates	29,324	204	(18,480)	11,048
Operating expenses, excluding depreciation and amortization	20,665	103,384	(6,150)	117,899
Depreciation and amortization	1,829	7,413	182	9,424

Operating income	29,849	39,716	(18,668)	50,897
Interest expense, net	(17,961)	(3,349)	—	(21,310)
Other income (expense)	1,089	56	(77)	1,068

Income before minority interests	12,977	36,423	(18,745)	30,655
Minority interests in income of consolidated subsidiaries	—	(2,242)	(13,164)	(15,406)

Income from continuing operations before income taxes	12,977	34,181	(31,909)	15,249
Income tax expense	(5,305)	(2,278)	6	(7,577)

Income from continuing operations	7,672	31,903	(31,903)	7,672
Earnings from discontinued operations, net of tax	49	—	—	49

Net income	$7,721	$31,903	$(31,903)	$7,721

		Non-Participating	Consolidation	Consolidated
For the Three Months Ended March 31, 2007 — Predecessor	Guarantors	Investees	Adjustments	Total

Revenues	$22,258	$147,001	$(7,489)	$161,770
Equity in earnings of affiliates	24,450	125	(16,071)	8,504
Operating expenses, excluding depreciation and amortization	24,863	101,975	(7,639)	119,199
Depreciation and amortization	1,801	7,808	625	10,234

Operating income	20,044	37,343	(16,546)	40,841
Interest expense, net	(4,190)	(2,992)	—	(7,182)
Other income (expense)	121	(707)	641	55

Income before minority interests	15,975	33,644	(15,905)	33,714
Minority interests in income of consolidated subsidiaries	—	(4,147)	(11,625)	(15,772)

Income from continuing operations before income taxes	15,975	29,497	(27,530)	17,942
Income tax expense	(7,079)	(1,966)	(1)	(9,046)

Income from continuing operations	8,896	27,531	(27,531)	8,896
Loss from discontinued operations, net of tax	(236)	—	—	(236)

Net income	$8,660	$27,531	$(27,531)	$8,660

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
For the Three Months Ended March 31, 2008 — Successor	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$7,721	$31,903	$(31,903)	$7,721
Gain on discontinued operations	(49)	—	—	(49)
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	(1,380)	9,052	4,273	11,945

Net cash provided by (used in) operating activities	6,292	40,955	(27,630)	19,617
Cash flows from investing activities:
Purchases of property and equipment, net	(401)	(11,863)	—	(12,264)
Purchases and sales of new businesses and equity interests, net	(6,758)	—	—	(6,758)
Other items	1,051	(4,532)	4,384	903

Net cash (used in) provided by investing activities	(6,108)	(16,395)	4,384	(18,119)
Cash flows from financing activities:
Long-term borrowings, net	(1,076)	1,812	130	866
Increase in cash held on behalf of minority interest holders and other	30,037	(26,575)	23,116	26,578

Net cash provided by (used in) financing activities	28,961	(24,763)	23,246	27,444

Net cash provided by discontinued operations	62	—	—	62
Effect of exchange rate changes on cash	—	(11)	—	(11)

Net increase (decrease) in cash	29,207	(214)	—	28,993
Cash at the beginning of the period	66,665	10,093	—	76,758

Cash at the end of the period	$95,872	$9,879	$—	$105,751

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
For the Three Months Ended March 31, 2007 — Predecessor	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$8,660	$27,531	$(27,531)	$8,660
Loss on discontinued operations	236	—	—	236
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	9,314	17,564	(1,496)	25,382

Net cash provided by (used in) operating activities	18,210	45,095	(29,027)	34,278
Cash flows from investing activities:
Purchases of property and equipment, net	(366)	(4,395)	—	(4,761)
Purchases and sales of new businesses and equity interests, net	(14,798)	—	—	(14,798)
Other items	5,636	(5,483)	6,390	6,543

Net cash provided by (used in) investing activities	(9,528)	(9,878)	6,390	(13,016)
Cash flows from financing activities:
Long-term borrowings, net	(511)	(6,436)	348	(6,599)
Proceeds from issuance of common stock	3,907	—	—	3,907
Other items	7,779	(28,099)	22,289	1,969

Net cash provided by (used in) financing activities	11,175	(34,535)	22,637	(723)

Net cash used in discontinued operations	(439)	—	—	(439)
Effect of exchange rate changes on cash	—	1	—	1

Net increase in cash	19,418	683	—	20,101
Cash at the beginning of the period	23,934	7,806	—	31,740

Cash at the end of the period	$43,352	$8,489	$—	$51,841

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans,” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness, general economic and business conditions, both nationally and internationally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into or renew managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States and the United Kingdom; liability and other claims asserted against us; the highly competitive nature of the healthcare industry; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses and other health care professionals; the availability of suitable acquisition and development opportunities and the length of time it takes to accomplish acquisitions and developments; our ability to integrate new businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks, and uncertainties discussed in this Quarterly Report on Form 10-Q. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

Overview

We operate ambulatory surgery centers and surgical hospitals in the United States and the United Kingdom. As of March 31, 2008, we operated 159 facilities, consisting of 156 in the United States and three in the United Kingdom. All 156 of our U.S. facilities include local physician owners, and 95 of these facilities are also partially owned by various not-for-profit healthcare systems. In addition to facilitating the joint ownership of most of our existing facilities, our agreements with these healthcare systems provide a framework for the planning and construction of additional facilities in the future, including all five of the facilities we are currently constructing as well as all three additional projects under development.

Our U.S. facilities, consisting of ambulatory surgery centers and surgical hospitals, specialize in non-emergency surgical cases. Due in part to advancements in medical technology, the volume of surgical cases performed in an outpatient setting has steadily increased over the past two decades. Our facilities earn a fee from patients, insurance companies, or other payers in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. All but three of our facilities are located in the U.S., where we have focused increasingly on adding facilities with not-for-profit healthcare system partners (hospital partners), which we believe improves the long-term profitability and potential of our facilities.

In the United Kingdom we operate three hospitals, which supplement the services provided by the government-sponsored healthcare system. Our patients choose to receive care at private hospitals primarily because of waiting lists to receive diagnostic procedures or elective surgery at government-sponsored facilities and pay us either from personal funds or through private insurance, which is offered by an increasing number of employers as a benefit to their employees. Since acquiring our first two facilities in the United Kingdom in 2000, we have expanded selectively by adding a third facility and increasing the capacity and services offered at each facility.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of consolidated financial statements under GAAP requires our management to make certain estimates and assumptions that impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates and assumptions also impact the reported amount of net earnings during any period. Estimates are based on information available as of the date financial statements are prepared. Accordingly, actual results could differ from those estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and operating results and that require management’s most subjective judgments. Our critical accounting policies and estimates include our policies and estimates regarding consolidation, revenue recognition, income taxes and intangible assets.

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

Historically, our accounting policy regarding equity-based compensation was considered a critical accounting policy given the significance of equity-based compensation expense. However, subsequent to the merger transaction, equity-based compensation costs have decreased significantly and therefore, we no longer consider equity-based compensation to be a critical accounting policy. There have been no significant changes in our application of GAAP or assumptions or estimates related to equity-based compensation since the preparation of our latest audited consolidated financial statements.

Merger Transaction

As described in our Annual Report on Form 10-K for the year ended December, 31, 2007, we were acquired by an investor group led by the private equity firm Welsh, Carson, Anderson & Stowe. Accordingly, effective April 19, 2007, we no longer have publicly traded equity securities.

The results of our operations for any interim period are not necessarily indicative of results to be expected in future periods. Welsh Carson’s acquisition of us resulted in additional factors affecting the comparability of our financial results. As a result of the acquisition, we have reported our operating results and financial position for the period subsequent to April 19, 2007, as the “Successor Period” and the period prior to April 19, 2007, as the “Predecessor Period.” As the acquisition significantly increased our debt and interest expense, as well as resulting in a new basis of accounting for our assets and liabilities, which in turn affects our depreciation and amortization expense, the Predecessor and Successor financial statements are not comparable. In addition, we incurred merger-related expenses during 2007, which also affect the comparability of our financial results for the periods presented.

Acquisitions, Equity Investments and Development Projects

Effective April 1, 2008, we acquired additional ownership in three of our existing St. Louis facilities for approximately $14.1 million. Approximately $5.9 million of the purchase price was prepaid on March 31, 2008, and the remaining $8.2 million was paid on April 1, 2008. During the three months ended March 31, 2008, two new ambulatory surgery centers developed and operated by us commenced operations.

We also engage in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the three months ended March 31, 2008, these transactions resulted in a net cash outflow of approximately $2.6 million, which can be summarized as follows:

•	Investment of $1.4 million in a surgical facility in Knoxville, Tennessee, jointly owned with one of our not-for-profit hospital partners; and

•	Net payment of approximately $1.2 million related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

Discontinued Operations and Other Dispositions

Effective February 29, 2008, we sold our interests in a facility in Sarasota, Florida for $0.5 million in cash. The proceeds are being held in escrow until certain conditions are met. An immaterial gain was recorded on the sale. Because this investment was accounted for under the equity method, the results of operations of this facility are not reported as discontinued operations.

Effective March 1, 2008, we sold a portion of our interests in two facilities we operate in Redding, California, to a not-for-profit hospital partner, receiving sales proceeds of $1.7 million in cash and a noncontrolling investment interest in a third facility in Redding, which was previously operated by the hospital partner. No gain or loss was recorded as the sales price approximated the carrying value. We had previously controlled and consolidated the financial results of the two Redding facilities, but control transferred to the hospital partner in conjunction with the transaction. Accordingly, we now account for our investments in these two facilities (plus the third facility previously owned by the hospital partner) under the equity method of accounting. Our continuing involvement as an investor and manager of these facilities prevents the facilities’ operations from being classified as discontinued.

In March 2007, we classified the operations of one of our surgery centers in Canton, Mississippi, which was acquired as part of the Surgis acquisition in April 2006, as held for sale. We sold our interests in this center effective November 1, 2007 and recorded a pretax loss of approximately $0.9 million. Sales proceeds were immaterial for this facility. The results of operations of this surgery center have been reclassified to discontinued operations for all periods presented.

Effective December 1, 2007, we sold our interests in a facility in the Houston, Texas area that was also acquired as part of the Surgis acquisition. The results of operations of this surgery center have been reclassified to discontinued operations for all periods presented. We received immaterial sales proceeds and recorded a pretax loss of approximately $0.6 million on the disposal of this center. Also, in December 2007, we signed an agreement to sell our interests in a facility in Alabama. The sale was effective January 1, 2008. Our investment in this facility was classified as held for sale at December 31, 2007, and the related write-down of assets to fair value resulted in our recording a pretax loss of approximately $2.2 million at December 31, 2007. We have classified the results of operations of this facility as discontinued operations for all periods presented.

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenues of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and contract service revenues, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians and hospitals. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months
	Ended
	March 31,
	2008	2007

Net patient service revenues	89%	89%
Management and contract service revenues	10	10
Other revenues	1	1

Total revenues	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. As a percentage of our total revenues, these revenues did not materially change as compared to the prior year period.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months
	Ended
	March 31,
	2008	2007

Management of surgical facilities	$9,653	$8,242
Contract services provided to physicians, hospitals and related entities	7,791	7,638

Total management and contract service revenues	$17,444	$15,880

The following table summarizes our revenues by operating segment:

	Three Months
	Ended
	March 31,
	2008	2007

United States	81%	83%
United Kingdom	19	17

Total	100%	100%

As described above, we have completed several acquisitions and dispositions in the past twelve months. Overall, the number of facilities we operate increased by 11 from March 31, 2007 to March 31, 2008. All of these additional facilities are in the United States. The number of facilities we account for under the equity method increased, on a net basis, by 15. Our revenue growth related to equity method facilities is limited to the fees we earn for managing them. This factor, together with strong revenue growth and favorable exchange rates in the U.K., resulted in the proportion of our total revenues derived from U.S. operations to decrease slightly in the three months ended March 31, 2008 as compared to the prior year period.

Equity in Earnings of Unconsolidated Affiliates

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for a majority of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis):

	Three Months
	Ended
	March 31,
	2008	2007

Revenues	$229,324	$177,057
Equity in earnings of unconsolidated affiliates	13	53
Operating expenses:
Salaries, benefits, and other employee costs	57,295	44,818
Medical services and supplies	46,163	35,934
Other operating expenses	59,025	46,041
Depreciation and amortization	12,046	8,777

Total operating expenses	174,529	135,570

Operating income	54,808	41,540
Interest expense, net	(6,236)	(3,722)
Other	(1)	(1,717)

Income before income taxes	$48,571	$36,101

Long-term debt	$282,183	$176,046
USPI’s equity in earnings of unconsolidated affiliates	11,048	8,504
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	22.7%	23.6%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	25.9%	29.4%
Unconsolidated facilities operated at period end	98	83

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about its involvement in equity method investments.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This percentage is lower at March 31, 2008 as compared to prior period primarily as a result of our largest U.S. facility, in which we own a 25% interest, borrowing to finance a major expansion during second and third quarters of 2007. This is a non-GAAP measure but management believes it provides further useful information about its involvement in equity method investments.

Results of Operations

The following table summarizes certain statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months
	Ended
	March 31,
	2008	2007

Total revenues	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	6.6	5.3
Operating expenses, excluding depreciation and amortization	(70.5)	(73.7)
Depreciation and amortization	(5.7)	(6.4)

Operating income	30.4	25.2
Minority interests in income of consolidated entities	(9.2)	(9.7)
Interest and other expense, net	(12.1)	(4.4)

Income from continuing operations before income taxes	9.1	11.1
Income tax expense	(4.5)	(5.6)

Income from continuing operations	4.6	5.5
Loss from discontinued operations	—	(0.1)

Net income	4.6%	5.4%

Executive Summary

We continue to grow our existing facilities, develop new facilities with our not-for-profit hospital partners, and add others selectively through acquisition, and our operating results continue to be strong. The revenues of the facilities we operate grew 9% in the first quarter of 2008, as compared to the first quarter of 2007, and our overall operating income margin increased. Our increases in profit in the U.S. were driven primarily by increases in the average rate at which we are reimbursed, while our U.K. facilities benefited mostly from increases in volume.

We added five facilities during the first quarter of 2008 and sold one facility. Consistent with our strategy of partnering with not-for-profit hospitals, our overall net increase of four facilities corresponded to an increase of four in the number of facilities we operate with a hospital partner. Our development pipeline remains active, with eight facilities under development at March 31, 2008, of which five have reached the stage of commencing construction. All eight of these facilities are being developed with a hospital partner.

While our overall operating income margin increased by 520 basis points compared to the first quarter of 2007, there were factors significantly affecting the comparability of our results. The most significant was that, in conjunction with Welsh Carson acquiring us in April 2007, we incurred $3.5 million of merger-related expenses during the three months ended March 31, 2007 that did not recur in 2008. Second, in finalizing a new contract with a major payer, we collected certain amounts related to past patient services, resulting in a net increase to our operating income of $3.0 million in the first quarter of 2008. Excluding the favorable year-over-year impact of these two factors, our operating income margin increased 120 basis points for the three months ended March 31, 2008, as compared to the prior year period. Our nonoperating income was favorably impacted by the buy-out of a service contract held by our OrthoLink subsidiary, which resulted in our accruing a one-time gain of $1.0 million.

Overall, we continue to grow our existing facilities and focus our business development activities primarily in markets where we have a hospital partner or believe that we have the potential to develop such a relationship. This strategy primarily directs where we deploy capital, but it also leads us to sell facilities from time to time that do not meet this or other strategic objectives.

Revenues

Our consolidated net revenues increased approximately 3% during the first quarter of 2008 as compared to prior year period. The majority of this increase was attributable to our acquiring facilities during 2007. However, given that we account for the majority of our facilities under the equity method, we believe that our consolidated net revenue growth is not necessarily indicative of the growth in our business. Accordingly, we focus more on our facilities’ overall growth rates, without regard to whether their revenues are included in ours, in analyzing the overall health of our business, for our earnings are the same whether or not we consolidate a facility’s revenues and expenses.

On an overall basis, our U.S. facilities open for more than one year (same store facilities) experienced revenue growth of 8% in the first quarter of 2008, as compared to 10% for the year ended December 31, 2007 and 9% for the years ended December 31, 2006 and 2005. While this overall growth in revenues was similar to that experienced in recent years, we observed a shift in the types of cases being performed in the first three months of 2008. Most notably, we noted a decrease in the volume of some of our less profitable elective procedures, largely concentrated in pain management and plastic surgery, which translated to our overall same store case volumes being flat compared to the first three months of 2007. However, increases in other specialties, such as orthopedics, which generate higher net revenues for our facilities on a per case basis, resulted in our overall same store net revenues increasing at a rate largely consistent with recent years. The increase in net revenue per case was also driven in part by the initial phase of increases to Medicare reimbursement rates for ambulatory surgery centers, announced in July 2007, which went into effect for certain types of cases January 1, 2008.

Excluding the effect of changes in foreign currency exchange rates, our U.K. same store facility revenues grew 14% during the first quarter of 2008, as compared to 13%, 6%, and 7% for the years ended December 31, 2007, 2006, and 2005, respectively. The growth achieved during the first quarter of 2008 was driven largely by an increase in admissions referred by the National Health Service, due to government-owned facilities not having adequate capacity to meet demand, and by the continued ramp-up of business resulting from capital projects and operational improvements introduced in 2006 and 2007, which has resulted in higher admissions, more favorable case mix and an increase in revenue per patient. These factors together outweighed the adverse impact of the Easter holiday, which occurred in the first quarter of 2008, but was in the second quarter of 2007. The overall growth in revenues in the U.K. was also slightly affected by a favorable change in exchange rates, as noted in the table below.

The following table summarizes our same store revenue growth rates, as compared to the three months ended March 31, 2007:

Three Months
Ended
March 31, 2008

United States facilities:
Net revenue	7.9%
Surgical cases	0.4%
Net revenue per case(1)	7.4%
United Kingdom facilities:
Net revenue using actual exchange rates	15.0%
Net revenue using constant exchange rates(2)	13.6%
All same store facilities:
Net revenue using actual exchange rates	8.5%

(1)	Our overall domestic same store growth in net revenue per case was favorably impacted by the growth at our twelve same store surgical hospitals, which on average perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. In addition, net revenue per case at our ambulatory surgery centers increased by 6.2% as compared to the first quarter of 2007, after having increased by 1.8% during the year ended December 31, 2007. The favorable impact of our collecting amounts related to past patient services in conjunction with our finalizing a new contract with a major payer has been excluded from these growth rates, as it related to dates of service prior to January 1, 2008.

(2)	Calculated using first quarter 2008 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

Joint Ventures With Not-For-Profit Hospitals

The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (de novos) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. Consistent with this strategy, our overall number of facilities increased by 11 from March 31, 2007 to March 31, 2008, consisting of a net increase of 14 facilities partnered with not-for-profit hospitals and local physicians, and a net decrease of three facilities operated without a hospital partner. All of the five facilities under construction at March 31, 2008 involve a hospital partner. In addition, all three of our projects in the earlier stages of development involve a hospital partner, and we continue to explore affiliating more facilities with hospital partners, especially for facilities in markets where we already operate other facilities with a hospital partner. The following table summarizes the facilities we operated as of March 31, 2008 and 2007:

	March 31,	March 31,
	2008	2007

United States facilities(1):
With a hospital partner	95	81
Without a hospital partner	61	64

Total U.S. facilities	156	145
United Kingdom facilities	3	3

Total facilities operated	159	148

Change from March 31, 2007:
De novo (newly constructed)	9
Acquisition	8
Disposals(2)	(6)

Total increase in number of facilities	11

(1)	At March 31, 2008, physicians own a portion of all of these facilities.

(2)	We sold our ownership interests in facilities in Sarasota, Florida; Atlanta, Georgia; Baltimore, Maryland; Houston, Texas; and Decatur, Alabama. Additionally, we ceased managing a facility effective October 1, 2007, although we still hold an ownership interest.

Facility Operating Margins

U.S. same store facility operating margins decreased as compared to prior year periods. This is primarily due to expansions of two of our larger facilities, for which higher cost structures are in place without the facility yet experiencing a corresponding increase in revenues. One of these expansions, involving our largest U.S. facility, was largely completed in the second and third quarters of 2007. While revenues nearly doubled at this facility as compared to the first three months of 2007, they have yet to reach a level that will generate an operating margin comparable to that before the expansion. Another expansion, largely completed at the start of 2008, involves the conversion of one of our facilities from an ambulatory surgery center to a surgical hospital. This expansion has impacted two facilities. The newly expanded facility is ramping up volumes to cover the higher cost structure, benefiting significantly from the relocation of a major surgical practice from one of our older facilities. We are currently exploring strategic options for the other facility, but initially the lost volume has not been replaced. In addition to the effect of these expansion and relocation projects, year-over-year margins continue to be adversely impacted by our adding emergency room capabilities at seven of our surgical hospitals, which have not initially generated proportional increases in revenues.

Continuing the trend experienced in earlier periods, the facilities partnered with not-for-profit hospitals generated lower margins than facilities without a hospital partner during the three months ended March 31, 2008. This relationship is primarily due to our acquisition and development activities. Our development of new facilities is almost always undertaken with a hospital partner, as have the expansion and relocation activities described above. After facilities have been open for more than a year, and consequently move into our same store group of facilities, they typically do not initially generate operating margins as high as more mature facilities. Because their revenue bases are growing, these facilities generally have an adverse impact on the average operating margin of the hospital-partnered group of facilities for some period of time beginning in their second year of operations. We have added 19 facilities to the hospital-partnered same store group since December 31, 2006, of which 12 were newly developed facilities. Conversely, with respect to facilities we operate without a hospital partner, we have added seven facilities to the same store group since December 31, 2006, of which only two were developed by us. The other facilities in each group were added through acquisitions. This relationship can change depending on which facilities we succeed in partnering with a not-for-profit hospital.

Our U.K. facilities, which comprise three of our 159 facilities at March 31, 2008, experienced an increase in overall facility margins in the three months ended March 31, 2008 as compared to the comparable prior year period, primarily as a result of increased volumes from National Health Service referrals and increased volumes resulting from capital projects undertaken during 2006 and 2007.

The following table summarizes the year-over-year increases (decreases) in our same store facility operating margins (see footnote 1 below):

	Three Months
	Ended	Increase
	March 31, 2008	(Decrease)

United States facilities:
With a hospital partner	22.1%	(200)bps
Without a hospital partner	31.4%	(230)bps
Total U.S. facilities	24.8%	(240)bps
United Kingdom facilities	27.0%	220bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations. The favorable impact of a settlement of a contract dispute with a major payer has been excluded from these growth rates, as it related to dates of service prior to January 1, 2008.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues increased by $5.4 million, or 3.3%, to $167.2 million for the three months ended March 31, 2008 from $161.8 million for the three months ended March 31, 2007. This increase consisted primarily of revenues of newly acquired facilities and additionally through growth of our same store facilities. The net effect of acquisitions and dispositions from March 31, 2007 to March 31, 2008 was an increase of approximately $4.8 million of revenues. Revenue from same store facilities drove most of the remaining $0.6 million of revenue growth. The U.S. same store facilities volume was flat during the first quarter of 2008, but received an average of approximately 7.4% more per case during the three months ended March 31, 2008 than in the prior year period. The revenues of same store United Kingdom facilities, when measured using 2008 exchange rates for both periods, were $4.0 million higher during the three months ended March 31, 2008 than in the prior year period. The U.S. dollar being weaker relative to the British pound in 2008 than in the prior year period resulted in a $0.2 million increase in U.K. revenues.

Equity in earnings of unconsolidated affiliates increased by $2.5 million, or 29.9% to $11.0 million for the three months ended March 31, 2008 from $8.5 million for the three months ended March 31, 2007. While the number of facilities we account for under the equity method increased by 15 from March 31, 2007 to March 31, 2008, most of this increase was driven by newly developed facilities whose profits are not initially very significant. Accordingly, the net increase in our earnings from this group of facilities was not significant. Instead, the increase in our earnings from equity method facilities was driven primarily by our collecting amounts related to past patient services in conjunction with our finalizing a new contract with a major payer, which affected many facilities we account for under the equity method. Our share of these earnings was approximately $2.4 million.

Operating expenses, excluding depreciation and amortization, decreased by $1.3 million, or 1.1%, to $117.9 million for the three months ended March 31, 2008 from $119.2 million for the three months ended March 31, 2007. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 70.5% for the three months ended March 31, 2008 from 73.7% for the three months ended March 31, 2007. This decrease as a percentage of revenues is primarily attributable to our incurring $3.5 million of costs in the first three months of 2007 related to Welsh Carson acquiring us. In addition, our equity-based compensation, as compared to the first three months of 2007, decreased $1.8 million as a result of this transaction.

Depreciation and amortization decreased $0.8 million, or 7.9%, to $9.4 million for the three months ended March 31, 2008 from $10.2 million for the three months ended March 31, 2007, primarily as a result of fair value adjustments recorded in conjunction with the merger. Depreciation and amortization, as a percentage of revenues, decreased slightly to 5.7% for the three months ended March 31, 2008 from 6.4% for the three months ended March 31, 2007.

Operating income increased $10.1 million, or 24.6%, to $50.9 million for the three months ended March 31, 2008 from $40.8 million for the three months ended March 31, 2007. Operating income, as a percentage of revenues, increased to 30.4% for the three months ended March 31, 2008 from 25.2% for the three months ended March 31, 2007, primarily as a result of the 2007 costs of the merger not recurring in 2008 and the favorable settlement of the contract dispute with a major payer in 2008.

Interest expense, net of interest income, increased $14.1 million to $21.3 million for the three months ended March 31, 2008 from $7.2 million for the three months ended March 31, 2007 primarily due to our significant new borrowings incurred in conjunction with the merger on April 19, 2007.

Other income increased by $1.0 million for the three months ended March 31, 2008 from the three months ended March 31, 2007 in conjunction with the buy-out of an administrative service contract held by our OrthoLink subsidiary.

Our effective tax rate decreased slightly to 49.7% for the three months ended March 31, 2008 as compared to 50.4% for the prior year period. As discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2007, our effective rate continues to run higher than the statutory tax rates in the U.S. and U.K. due to a higher state tax effective rate and the higher interest expense resulting from the merger, which together with goodwill amortization deductible for tax purposes, is causing us to generate net operating loss carryforwards against which we are establishing a valuation allowance.

Income from continuing operations was $7.7 million for the three months ended March 31, 2008 compared to $8.9 million for the three months ended March 31, 2007. This $1.2 million decrease is primarily related to the increased interest expense resulting from the new borrowings associated with the merger, which more than offset the impact of the favorable year-over-year impact of the acquisition costs and contract settlements described above.

Liquidity and Capital Resources

Cash Flows

During the three months ended March 31, 2008, the Company generated $19.6 million of cash flows from operating activities as compared to $34.3 million during the three months ended March 31, 2007. Cash flows from operating activities decreased $14.7 million, or 42%, from the prior year period, primarily as a result of increased interest payments, and the timing of distributions of earnings received from our unconsolidated affiliates.

During the three months ended March 31, 2008, the Company’s net cash used in investing activities was $18.1 million, consisting primarily of approximately $5.9 million for the acquisition of additional ownership in three of our existing St. Louis facilities on March 31, 2008 and $12.2 million used for purchases of property and equipment. The remaining $8.2 million of the purchase price for the St. Louis facilities was paid on April 1, 2008. Approximately $8.1 million of the property and equipment purchases was paid to acquire property adjacent to one of our London facilities, an additional $1.1 million related to ongoing U.S. development projects, and the remaining $3.1 million represented purchases of equipment at existing facilities. Net cash provided by financing activities for the three months ended March 31, 2008 totaled $27.4 million and resulted primarily from an increase in cash held for our unconsolidated affiliates. Cash and cash equivalents were $105.8 million at March 31, 2008 as compared to $76.8 million at December 31, 2007, and the net working capital deficit was $13.3 million at March 31, 2008 as compared to $12.6 million at December 31, 2007. The overall negative working capital position at March 31, 2008 and December 31, 2007 is primarily the result of $89.4 million and $62.5 million due to affiliates, respectively, associated with our cash management system being employed for our unconsolidated facilities. As discussed further below, we have sufficient availability under our revolving credit agreement, together with our expected future operating cash flows, to service our obligations.

Debt

We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations and borrowings under our $100.0 million revolving credit facility. We believe that funds generated by operations and funds available under the revolving credit facility will be sufficient to meet working capital requirements over at least the next 12 months. However, in the future, we may have to incur additional debt or issue additional debt or equity securities from time to time. We may be unable to obtain sufficient financing on satisfactory terms or at all.

Senior secured credit facility

The senior secured credit facility (credit facility) provides for borrowings of up to $630.0 million (with a $150.0 million accordion feature described below), consisting of (1) a $100.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. On April 19, 2007, we borrowed $430.0 million of the term loan facility concurrent with the merger. In May 2007, we borrowed an additional $29.5 million under the delayed draw feature of the term loan facility to finance the acquisition of an additional surgery center in St. Louis, Missouri. In August 2007, we borrowed an additional $34.0 million under the delayed draw feature of the term loan facility to finance a buy-up of ownership in five of our existing St. Louis facilities. In April 2008, we borrowed $14.0 million under the delayed draw facility to finance a buy-up of ownership in three of our existing St. Louis facilities. The remaining $22.5 million of the delayed draw feature of the term loan facility is available until December 31, 2008 to fund additional buy-ups in facilities we operate in St. Louis. In addition, we may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we pay quarterly commitment fees of 1.25% per annum and 0.50% per annum on the daily-unused commitment of the delayed draw facility and revolving credit facility, respectively. We also pay a quarterly participation fee of 2.125% per annum related to outstanding letters of credit. The term loans under the credit facility require principal payments each year in an amount of 1% per annum in equal quarterly installments. No principal payments are required on the revolving credit facility or delayed draw term loan facility during its delayed draw availability period. At March 31, 2008, we had $489.2 million of debt outstanding under the Credit Facility at an interest rate of approximately 5.5%. At March 31, 2008, we had $98.3 million available for borrowing under the revolving credit facility, representing the facility’s $100.0 million capacity, net of $1.7 million of outstanding letters of credit.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We were in compliance with these covenants as of March 31, 2008.

Senior subordinated notes

Also in connection with the merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, commencing on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest); or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. The Notes are unsecured senior subordinated obligations of our company; however, the Notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We were in compliance with these covenants as of March 31, 2008.

United Kingdom borrowings

In April 2007, we entered into an amended and restated credit agreement, which covered our existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional term loan B facility of £10 million. In March 2008, we further amended our U.K. Agreement to provide for a £2.0 million Term Loan C facility. We borrowed the entire £2.0 million (approximately $4.0 million at March 31, 2008) in March 2008 to acquire property adjacent to one of our hospitals in London. Excluding availability on the overdraft facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At March 31, 2008, we had approximately £44.6 million (approximately $88.5 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 6.7%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are required on the Term Loan A, which began in June 2007, and approximate $6.0 million in the first and second year, $8.0 million in the third and fourth year; $10.0 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and has a maturity of six years. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million at March 31, 2008) beginning in June 2008 and continuing through its maturity date of February 2013 when the final payment of £0.5 million (approximately $1.0 million) is due. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We were in compliance with these covenants as of March 31, 2008.

We also have borrowing availability under a capital asset finance facility in the U.K. of up to £2.5 million (approximately $5.0 million at March 31, 2008). The exact terms and payments are negotiated upon a draw on the facility. No amounts were outstanding at March 31, 2008.

Contractual Cash Obligations

Our contractual cash obligations as of March 31, 2008 are summarized as follows:

	Payments Due by Period
		Within	Years	Years	Beyond
Contractual Cash Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)

Long term debt obligations (principal plus interest)(1):
Senior secured credit facility	$699,442	$40,201	$80,327	$78,881	$500,033
Senior subordinated notes, due 2017	435,250	21,300	42,600	42,600	328,750
Senior subordinated toggle notes, due 2017	369,583	18,500	37,000	37,000	277,083
Amended and restated U.K. credit facility	110,897	12,228	26,852	25,670	46,147
Other debt at operating subsidiaries	42,791	12,468	17,984	6,629	5,710
Capitalized lease obligations	78,925	8,538	15,832	12,349	42,206
Operating lease obligations	151,968	14,804	24,185	90,916	22,063

Total contractual cash obligations	$1,888,856	$128,039	$244,780	$294,045	$1,221,992

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the March 31, 2008 rates applicable to each debt instrument and also gives effect to the interest rate swap designated in a cash flow hedging relationship against a portion of the U.K. credit facility.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $80.2 million at March 31, 2008, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was 44.6% at March 31, 2008. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At March 31, 2008, the total debt on the balance sheets of our unconsolidated affiliates was approximately $282.2 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 25.9% at March 31, 2008. USPI or one of its wholly owned subsidiaries had collectively guaranteed $30.5 million of the $282.2 million in total debt of our unconsolidated affiliates as of March 31, 2008. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $18.6 million as of March 31, 2008. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

In connection with our acquisitions of equity interest in three surgery centers in 2007, we have the option to purchase additional ownership in these facilities at any time during the 18 months subsequent to closing. If we do not exercise this purchase option for one or more facilities, we must pay an option termination fee, which is equal to the lesser of an EBITDA calculation, as specified in the purchase agreement, or $1.0 million for each facility for which we elect not to exercise our purchase option. We acquired an additional facility in 2007 that has a similar option termination fee clause in its purchase agreement, except that the option termination fee is the lesser of an EBITDA calculation, as specified in the purchase agreement, or $2.5 million.

Related Party Transactions

In January 2008, Baylor Health Care System (Baylor) was granted 666,666 warrants to purchase USPI Group Holdings, Inc. common stock for $3.00 per share. Baylor’s Chief Executive Officer, Joel T. Allison, is a member of our board of directors. Similar equity grants have been made to other health care systems with which we operate facilities.

Included in general and administrative expenses of the Successor are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million for the three months ended March 31, 2008. Such amounts accrue at an annual rate of $2.0 million.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. We elected to adopt the provisions of SFAS 161 during the first quarter of 2008. The adoption of SFAS 161 did not have any impact on our results of operations or financial condition.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in interest rates and other relevant market risks. Our primary market risk is a change in interest rates associated with variable-rate borrowings. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by credit agreements. We do not use derivative instruments for speculative purposes.

In order to manage the Company’s interest rate risk related to a portion of its variable-rate U.K. debt, on February 29, 2008, the Company entered into an interest rate swap agreement for a notional amount of £20.0 million (approximately $39.7 million at March 31, 2008). The interest rate swap requires the Company to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (6.0% at March 31, 2008), which is reset quarterly. The interest rate swap expires in March 2011. No collateral is required under the interest rate swap agreement. As of March 31, 2008, the rate under our swap agreement was favorable compared to the market. The interest rate swap serves to stabilize our cash flow and expense but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term.

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At March 31, 2008, $513.3 million of our outstanding debt was in fixed rate instruments and the remaining $540.0 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $5.4 million.

Our United Kingdom revenues are a significant portion of our total revenues. We are exposed to risks associated with operating internationally, including foreign currency exchange risk and taxes and regulatory changes. Our United Kingdom facilities operate in a natural hedge to a large extent because both expenses and revenues are denominated in the local currency. Additionally, our borrowings in the United Kingdom are currently denominated in the local currency. Historically, the cash generated from our operations in the United Kingdom has been utilized within that country to finance development and acquisition activity as well as for repayment of debt denominated in the local currency. Accordingly, we have not generally utilized financial instruments to hedge our foreign currency exchange risk

ITEM 4T.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings that might have a material adverse impact on the Company.

ITEM 6.	Exhibits

3.1		Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.1		Indenture governing 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinated Toggle Note due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.2		Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

By:	/s/ Mark A. Kopser
Mark A. Kopser
Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

By:	/s/ John J. Wellik
John J. Wellik
Senior Vice President, Accounting and
Administration, and Secretary
(Principal Accounting Officer)

Date: May 5, 2008

Exhibit Index

3.1		Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.1		Indenture governing 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinated Toggle Note due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.2		Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.