Form 10-Q
period 2008-06-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2008-08-04
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of Common Stock of the Registrant outstanding at August 4, 2008 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note: Items 1A, 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
United Surgical Partners International, Inc.:

We have reviewed the accompanying consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of June 30, 2008 and the related consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2008 (Successor), the period from April 19, 2007 through June 30, 2007 (Successor), the period from April 1, 2007 through April 18, 2007 (Predecessor) and the period from January 1, 2007 through April 18, 2007 (Predecessor) and the related consolidated statements of cash flows for the six-month period ended June 30, 2008 (Successor), the period from April 19, 2007 through June 30, 2007 (Successor) and the period from January 1, 2007 through April 18, 2007 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management.

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

KPMG LLP

Dallas, Texas
August 4, 2008

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
(except share data)

	June 30, 2008	December 31, 2007
	(In thousands)
	(Unaudited)

ASSETS
Cash and cash equivalents	$89,403	$76,758
Accounts receivable, net of allowance for doubtful accounts of $11,677 and $12,721, respectively	60,040	59,557
Other receivables	10,793	8,974
Inventories of supplies	9,277	9,495
Prepaids and other current assets	20,518	20,056

Total current assets	190,031	174,840
Property and equipment, net	228,132	229,039
Investments in affiliates	279,553	267,357
Goodwill and intangible assets, net	1,597,920	1,590,820
Other assets	16,599	15,337

Total assets	$2,312,235	$2,277,393

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$22,987	$22,982
Accrued salaries and benefits	20,866	24,671
Due to affiliates	63,763	62,500
Accrued interest	11,821	13,436
Current portion of long-term debt	27,583	25,311
Other current liabilities	40,042	38,509

Total current liabilities	187,062	187,409
Long-term debt, less current portion	1,081,059	1,072,751
Other long-term liabilities	18,456	17,950
Deferred tax liability, net	118,085	109,414

Total liabilities	1,404,662	1,387,524
Minority interests	83,411	83,063
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized; issued and outstanding	—	—
Additional paid-in capital	801,012	799,562
Accumulated other comprehensive income (loss)	237	(1,485)
Retained earnings	22,913	8,729

Total stockholder’s equity	824,162	806,806

Total liabilities and stockholder’s equity	$2,312,235	$2,277,393

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Successor		Predecessor
	Three Months	Period from April 19	Period from April 1
	Ended June 30,	through June 30,	through April 18,
	2008	2007	2007
	(Unaudited — in thousands)
Revenues:
Net patient service revenues	$142,922	$117,050	$27,884
Management and contract service revenues	18,714	13,065	3,262
Other revenues	1,266	1,030	258

Total revenues	162,902	131,145	31,404
Equity in earnings of unconsolidated affiliates	10,094	7,244	1,402
Operating expenses:
Salaries, benefits, and other employee costs	46,433	35,465	9,148
Medical services and supplies	28,757	22,554	5,635
Other operating expenses	28,550	20,574	5,265
General and administrative expenses	9,739	8,558	24,301
Provision for doubtful accounts	1,961	2,881	623
Depreciation and amortization	9,512	8,750	2,291

Total operating expenses	124,952	98,782	47,263

Operating income (loss)	48,044	39,607	(14,457)
Interest income	787	751	191
Interest expense	(21,608)	(19,216)	(1,600)
Loss on early retirement of debt	—	—	(2,435)
Other, net	(826)	128	744

Total other expense, net	(21,647)	(18,337)	(3,100)
Income (loss) before minority interests	26,397	21,270	(17,557)
Minority interests in income of consolidated subsidiaries	(13,935)	(14,251)	(3,094)

Income (loss) from continuing operations before income taxes	12,462	7,019	(20,651)
Income tax (expense) benefit	(5,043)	(2,676)	4,886

Income (loss) from continuing operations	7,419	4,343	(15,765)
Loss from discontinued operations, net of tax	(956)	(195)	(44)

Net income (loss)	$6,463	$4,148	$(15,809)

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Successor		Predecessor
	Six Months	Period from April 19	Period from January 1
	Ended June 30,	through June 30,	through April 18,
	2008	2007	2007
	(Unaudited — in thousands)
Revenues:
Net patient service revenues	$289,612	$117,050	$170,598
Management and contract service revenues	36,158	13,065	19,142
Other revenues	2,532	1,030	1,615

Total revenues	328,302	131,145	191,355
Equity in earnings of unconsolidated affiliates	21,142	7,244	9,906
Operating expenses:
Salaries, benefits, and other employee costs	93,648	35,465	53,871
Medical services and supplies	57,845	22,554	34,308
Other operating expenses	56,203	20,574	31,744
General and administrative expenses	20,167	8,558	39,277
Provision for doubtful accounts	3,810	2,881	3,297
Depreciation and amortization	18,846	8,750	12,426

Total operating expenses	250,519	98,782	174,923

Operating income	98,925	39,607	26,338
Interest income	1,825	751	933
Interest expense	(43,953)	(19,216)	(9,521)
Loss on early retirement of debt	—	—	(2,435)
Other, net	245	128	798

Total other expense, net	(41,883)	(18,337)	(10,225)
Income before minority interests	57,042	21,270	16,113
Minority interests in income of consolidated subsidiaries	(29,349)	(14,251)	(18,866)

Income (loss) from continuing operations before income taxes	27,693	7,019	(2,753)
Income tax expense	(12,614)	(2,676)	(4,145)

Income (loss) from continuing operations	15,079	4,343	(6,898)
Loss from discontinued operations, net of tax	(895)	(195)	(251)

Net income (loss)	$14,184	$4,148	$(7,149)

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Successor		Predecessor
		Period from	Period from
	Three Months	April 19	April 1
	Ended	through	through
	June 30,	June 30,	April 18,
	2008	2007	2007
	(Unaudited — in thousands)
Net income (loss)	$6,463	$4,148	$(15,809)
Other comprehensive income:
Foreign currency translation adjustments	717	617	1,591
Unrealized gain on interest rate swap, net of tax	807	—	—

Other comprehensive income	1,524	617	1,591

Comprehensive income (loss)	$7,987	$4,765	$(14,218)

	Successor		Predecessor
		Period from	Period from
	Six Months	April 19	January 1
	Ended	through	through
	June 30,	June 30,	April 18,
	2008	2007	2007
Net income (loss)	$14,184	$4,148	$(7,149)
Other comprehensive income:
Foreign currency translation adjustments	900	617	2,169
Unrealized gain on interest rate swap, net of tax	822	—	—

Other comprehensive income	1,722	617	2,169

Comprehensive income (loss)	$15,906	$4,765	$(4,980)

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Successor		Predecessor
		Period from	Period from
	Six Months	April 19	January 1
	Ended	through	through
	June 30,	June 30,	April 18,
	2008	2007	2007
	(Unaudited — in thousands)
Cash flows from operating activities:
Net income (loss)	$14,184	$4,148	$(7,149)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on discontinued operations	895	195	251
Provision for doubtful accounts	3,810	2,881	3,297
Depreciation and amortization	18,846	8,750	12,426
Loss on early retirement of debt	—	—	2,435
Loss (gain) on sale of equity interests	949	—	(897)
Amortization of debt issue costs and discount	1,436	533	202
Deferred income tax expense	7,190	775	1,328
Equity in earnings of unconsolidated affiliates, net of distributions received	(145)	1,996	4,335
Minority interests in income of consolidated subsidiaries, net of distributions paid	(687)	3,238	468
Equity-based compensation	1,448	474	17,100
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(7,019)	(5,796)	(973)
Other receivables	(3,649)	(1,169)	509
Inventories of supplies, prepaids and other current assets	(2,134)	1,087	919
Accounts payable and other current liabilities	(2,164)	2,264	12,060
Long-term liabilities	623	(3)	(1,390)
Tax benefit related to increase in value of equity awards	—	—	(15,822)

Net cash provided by operating activities	33,583	19,373	29,099

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(23,950)	(38,362)	(26,705)
Proceeds from sale of businesses and equity interests	9,678	—	15,916
Purchases of property and equipment	(20,515)	(1,986)	(6,172)
Returns of capital from unconsolidated affiliates	1,558	302	556
(Increase) decrease in deposits and notes receivable	413	12,706	(9,084)

Net cash used in investing activities	(32,816)	(27,340)	(25,489)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	24,568	874,172	20,684
Payments on long-term debt	(13,041)	(206,338)	(7,424)
Proceeds from issuances of common stock	—	—	6,135
Net equity contribution from USPI Group Holdings, Inc.	—	765,802	—
Tax benefit related to increase in value of equity awards	—	—	15,822
Payments to repurchase common stock	—	(1,430,879)	—
(Decrease) increase in cash held on behalf of unconsolidated affiliates	1,200	(18,760)	13,895
Expenses paid on behalf of USPI Group Holdings, Inc.	—	(2,833)	—
Returns of capital to minority interest holders	(896)	(290)	(943)

Net cash provided by (used in) financing activities	11,831	(19,126)	48,169

Cash flows of discontinued operations:
Operating cash flows	166	124	(761)
Investing cash flows	(76)	(211)	(827)
Financing cash flows	(34)	115	1,379

Net cash provided by (used in) discontinued operations	56	28	(209)

Effect of exchange rate changes on cash	(9)	6	(113)

Net increase (decrease) in cash and cash equivalents	12,645	(27,059)	51,457
Cash and cash equivalents at beginning of period	76,758	83,197	31,740

Cash and cash equivalents at end of period	$89,403	$56,138	$83,197

Supplemental information:
Interest paid	$44,115	$6,420	$9,861
Income taxes paid	3,996	1,666	1,909
Non-cash transactions:
Assets acquired under capital lease obligations	$485	$2,669	$1,677
Receipt of note receivable for sale of equity interests	601	—	—
Predecessor rollover equity	—	18,192	—

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of ambulatory surgery centers, surgical hospitals and related businesses in the United States and Europe. At June 30, 2008, the Company, headquartered in Dallas, Texas, operated 157 short-stay surgical facilities. Of these 157 facilities, the Company consolidates the results of 58, accounts for 98 under the equity method, and holds no ownership in the remaining facility, which is operated by USPI under a management agreement. The Company operates in two countries, with 154 of its 157 facilities located in the United States of America; the remaining three facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At June 30, 2008, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 91 of the Company’s 154 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

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

As further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company had publicly traded equity securities from June 2001 until April 2007. Effective April 19, 2007, the Company no longer has publicly traded equity securities and is controlled by the private equity firm Welsh, Carson, Anderson & Stowe (Welsh Carson). The Company is a wholly owned subsidiary of USPI Holdings, Inc. (Holdings). Holdings is a wholly owned subsidiary of USPI Group Holdings, Inc. (Parent), which in turn is owned by an investor group that includes affiliates of Welsh Carson, members of the Company’s management, and other investors. The Company’s financial position and the results of operations prior to the merger are presented separately in the consolidated financial statements as “Predecessor” financial statements, while the Company’s financial position and results of operations following the merger are presented as “Successor” financial statements. Due to the merger, which substantially increased the Company’s debt and interest expense, and to the revaluation of assets and liabilities as a result of purchase accounting associated with the merger, the pre-merger financial statements are not comparable with those after the merger. The Company’s allocation of the purchase price is complete.

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s December 31, 2007 Form 10-K. It is management’s opinion that the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the periods presented. The Predecessor financial statements for the periods through April 18, 2007 contain several nonrecurring adjustments associated with the Company being acquired by Holdings. The largest such adjustment was approximately $13.8 million in additional equity-based compensation expense, which is reflected in “general and administrative expenses.” In addition, the Company incurred approximately $10.0 million in expenses related to the merger, which are also included in “general and administrative expenses,” and a $2.4 million loss on early retirement of debt. Many of these expenses were not fully deductible for tax purposes, which had an adverse effect on the Company’s effective tax rate for this period.

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

(2)	Discontinued Operations and Other Dispositions

Effective June 1, 2008, the Company sold its interests in a facility in Cleveland, Ohio. The Company received proceeds of $1.6 million in cash and recorded a pretax loss of approximately $1.0 million on the sale of this center.

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

In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified the historical results of operations to remove the operations of the facilities noted above from the Company’s revenues and expenses on the accompanying consolidated statements of operations, collapsing the income (loss) related to these facilities’ operations and the Company’s disposal of them into a single line, “Loss from discontinued operations, net of tax.” The following table summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands):

	Successor			Predecessor
			Period from	Period from	Period from
	Three Months	Six Months	April 19	April 1	January 1
	Ended	Ended	through	through	through
	June 30,	June 30,	June 30,	April 18,	April 18,
	2008	2008	2007	2007	2007
Revenues	$1,274	$3,108	$2,760	$635	$3,693

Income (loss) from discontinued operations before income taxes	$63	$108	$(300)	$(67)	$(386)
Income tax (expense) benefit	(22)	(38)	105	23	135

Income (loss) from discontinued operations	$41	$70	$(195)	$(44)	$(251)

Loss on sale of discontinued operations before income taxes	$(997)	$(965)	$—	$—	$—
Income tax benefit	—	—	—	—	—

Loss on sale of discontinued operations	$(997)	$(965)	$—	$—	$—

Effective February 29, 2008, the Company sold its interests in a facility in Sarasota, Florida for approximately $0.5 million in cash. An immaterial gain was recorded on the sale, which is recorded in other income (expense) in the accompanying consolidated statement of operations. Because this investment was accounted for under the equity method, the results of operations of this facility are not reported as discontinued operations.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Effective March 1, 2008, the Company sold a portion of its interests in two facilities it operates in Redding, California, to a not-for-profit hospital partner, receiving sales proceeds of $1.7 million in cash and a noncontrolling investment interest in a third facility in Redding, which was previously operated by the hospital partner. No gain or loss was recorded as the sales price approximated the carrying value. The Company had previously controlled and consolidated the financial results of its two Redding facilities, but control transferred to the hospital partner in conjunction with the transaction. Accordingly, the Company now accounts for its investments in these two facilities (plus the third facility previously owned by the hospital partner) under the equity method of accounting. The Company’s continuing involvement as an investor and manager of these facilities prevents the facilities’ operations from being classified as discontinued operations.

Effective April 1, 2008, the Company sold its interests in a facility in the Los Angeles, California area. Sales proceeds and the resulting pretax loss were immaterial for this facility. Because this investment was accounted for under the equity method, the results of operations of this facility are not reported as discontinued operations.

Effective June 1, 2008, the Company sold a controlling interest in a facility it operates in the Houston, Texas area for $0.6 million. The facility was sold to an entity that is co-owned by the Company and a not-for-profit healthcare partner. Because the Company is considered the primary beneficiary of this entity under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (as amended), the Company consolidates the entity, and continues to ultimately consolidate the facility’s operating results. The purchase price of $0.6 million was paid in the form of note receivable from the entity.

On June 30, 2008, the Company sold a controlling interest in a facility it operates in the Dallas, Texas area to a not-for-profit healthcare system for $2.3 million in cash (Note 8). The not-for-profit healthcare system already had an ownership interest in the facility. The Company’s continuing involvement as an equity method investor and manager of the facility precludes classification of this transaction as discontinued operations. A pretax loss of approximately $0.9 million was recorded on the sale and is included in other income (expense) in the accompanying consolidated statement of operations.

On April 1, 2007, the Company sold a controlling interest in two facilities it operates in Corpus Christi, Texas, to a not-for-profit hospital partner for $6.1 million in cash. The Company’s continuing involvement as an equity method investor and manager of the facilities precludes the facilities from being classified as discontinued operations. As a result of the sale, the Company recorded a pretax gain of approximately $0.9 million, which is recorded in other income (expense) in the accompanying consolidated statement of operations.

(3)	Acquisitions and Equity Method Investments

Effective April 1, 2008, the Company acquired additional ownership in three of its existing facilities in the St. Louis area for approximately $14.1 million. Approximately $5.9 million of the purchase price was prepaid on March 31, 2008, and the remaining $8.2 million was paid on April 1, 2008. The Company already controlled these facilities.

Effective June 30, 2008, the Company purchased all of a healthcare system’s ownership interests in an entity it co-owned with the Company. This entity has ownership in and manages five facilities in the Dallas/Fort Worth area (Note 8). The purchase price was approximately $3.9 million in cash. This entity was already a subsidiary of the Company and is now wholly owned by the Company.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Following are the unaudited pro forma results for the periods presented as if these acquisitions had occurred on January 1 of each year (in thousands):

	Successor			Predecessor
			Period from	Period from	Period from
	Three Months	Six Months	April 19	April 1	January 1
	Ended	Ended	through	through	through
	June 30,	June 30,	June 30,	April 18,	April 18,
	2008	2008	2007	2007	2007
Net revenues	$162,902	$328,302	$131,145	$31,404	$191,355
Income (loss) from continuing operations	7,663	15,921	5,032	(15,634)	(6,051)

Additionally, during the six months ended June 30, 2008, the Company purchased additional ownership in various consolidated facilities for approximately $3.6 million. The adjustments to arrive at pro forma operating results for these acquisitions are not material.

The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the six months ended June 30, 2008, these transactions resulted in a net cash inflow of approximately $1.2 million, which is summarized as follows:

•	Receipt of $3.6 million from a not-for-profit hospital partner that obtained additional ownership in a facility in the Kansas City, Missouri area;

•	Investment of $1.1 million in a joint venture with one of the Company’s not-for-profit hospital partners which the joint venture used to acquire ownership in a facility in the Las Vegas, Nevada, area;

•	Investment of $1.4 million in a surgical facility in Knoxville, Tennessee, jointly owned with one of the Company’s not-for-profit hospital partners; and

•	Net receipt of approximately $0.1 million related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Unconsolidated facilities operated at period-end	98	90	98	90
Income statement information:
Revenues	$239,786	$191,298	$469,110	$368,354
Equity in earnings of unconsolidated affiliates	—	59	13	112
Operating expenses:
Salaries, benefits, and other employee costs	59,296	50,229	116,670	95,047
Medical services and supplies	52,169	40,120	98,371	76,054
Other operating expenses	61,225	49,648	120,253	95,688
Depreciation and amortization	12,678	9,484	24,651	18,261

Total operating expenses	185,368	149,481	359,945	285,050

Operating income	54,418	41,876	109,178	83,416
Interest expense, net	(5,968)	(5,124)	(12,207)	(8,846)
Other, net	(2,765)	819	(1,688)	(898)

Income before income taxes	$45,685	$37,571	$95,283	$73,672

Balance sheet information:
Current assets	$198,527	$176,843	$198,527	$176,843
Noncurrent assets	404,933	368,196	404,933	368,196
Current liabilities	120,059	102,812	120,059	102,812
Noncurrent liabilities	291,580	261,504	291,580	261,504

(4)	Long-Term Debt

(a)	Senior secured credit facility

In April 2008, the Company borrowed an additional $14.0 million under its delayed draw facility to finance the acquisition of additional ownership in three of its existing St. Louis facilities. The remaining $22.5 million of the delayed draw facility is available until December 31, 2008 to acquire additional interests in the Company’s existing St. Louis facilities and/or a new facility in the St. Louis area.

(b)	United Kingdom borrowings

In March 2008, the Company entered into an amended credit agreement (U.K. Agreement), which covers the Company’s existing U.K. overdraft facility and term loan facilities. This amendment provided for a £2.0 million Term Loan C facility. The Company borrowed the entire £2.0 million (approximately $4.0 million at June 30, 2008) to acquire property adjacent to one of its hospitals in London. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million at June 30, 2008) which began in June 2008 and continue

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

through its maturity date of February 2013, when the final payment of £0.5 million (approximately $1.0 million at June 30, 2008) is due.

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

As required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) (as amended), the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

In order to manage the Company’s interest rate risk related to a portion of its variable-rate U.K. debt, on February 29, 2008, the Company entered into an interest rate swap agreement for a notional amount of £20.0 million (approximately $39.8 million at June 30, 2008). The interest rate swap requires the Company to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (5.9% at June 30, 2008), which is reset quarterly. The proceeds are used to settle the Company’s interest obligations on the hedged portion of the variable rate debt, which has the overall outcome of the Company paying and expensing a fixed rate of interest on the hedged debt. The interest rate swap matures in March 2011. No collateral is required under the interest rate swap agreement.

SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. In accordance with SFAS 133, the Company designated its interest rate swap as a cash flow hedge of certain of its variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and would be classified as interest expense in the Company’s consolidated statements of operations. The Company recorded no such expense for the three and six months ended June 30, 2008.

The fair value of the interest rate swap at June 30, 2008 was approximately $1.1 million and is included in other long-term assets in the accompanying consolidated balance sheet.

(6)	Equity-Based Compensation

The Company follows the guidance of SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) in accounting for equity-based compensation. Under SFAS 123R, the fair value of equity-based compensation, such as

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

stock options and other stock-based awards to employees and directors, is measured at the date of grant and recognized as expense over the recipient’s requisite service period.

The Successor’s equity-based compensation consists primarily of stock options and nonvested stock granted by the Company’s parent, USPI Group Holdings, Inc., to certain employees and members of the board of directors of the Successor company. In addition, one of the Company’s wholly-owned subsidiaries granted a limited number of stock options to purchase shares of that subsidiary’s stock to certain of its employees in January 2008. The fair value of stock options was estimated at the date of grant using the Black-Scholes option-pricing model based on assumptions derived from historical experience. The fair value of these awards is being amortized into expense over the estimated service period for each award.

In January 2008, one of the Company’s hospital partners, Baylor Health Care System (Baylor), was granted 666,666 warrants to purchase USPI Group Holdings, Inc. common stock for $3.00 per share. The warrants are fully vested and non-forfeitable but contain exercise restrictions. The exercise restrictions on 111,111 warrants lapse each December 31 beginning in 2008 and ending in 2013. The warrants have a contractual life of approximately ten years. The fair value of the warrants is approximately $0.3 million and was determined using the Black-Scholes option pricing formula. Because the warrants are fully vested, the expense associated with these warrants was recorded upon grant within other operating expenses. Baylor’s Chief Executive Officer, Joel T. Allison, is a member of the Company’s board of directors (Note 8). Similar equity grants were made in 2007 to other healthcare systems with which the Company operates facilities.

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

As a result of the merger, all of the Company’s restricted stock awards, except as otherwise agreed by the holders and the Company, and all of its stock options were immediately vested. As a result, the Predecessor recorded a pretax expense of approximately $13.8 million related to such acceleration in its Predecessor statement of operations on April 18, 2007. Awards not vested were cancelled immediately prior to the merger. Accordingly, the Successor’s equity-based compensation consists entirely of equity instruments granted after the merger.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Total equity-based compensation included in the accompanying consolidated statements of operations, classified by line item, is as follows (in thousands):

	Successor			Predecessor
			Period from	Period from	Period from
	Three Months	Six Months	April 19	April 1	January 1
	Ended	Ended	through	through	through
	June 30,	June 30,	June 30,	April 18,	April 18,
	2008	2008	2007	2007	2007
Equity in earnings of unconsolidated affiliates	$—	$—	$—	$—	$20
Salaries, benefits and other employee costs	199	608	—	150	959
General and administrative expenses	263	504	474	14,132	16,144
Other operating expenses	—	336	—	—	—
Minority interests in income of consolidated subsidiaries	—	—	—	—	(23)

Expense before income tax benefit	462	1,448	474	14,282	17,100
Income tax benefit	(105)	(277)	(56)	(4,481)	(5,366)

Total equity-based compensation expense, net of tax	$357	$1,171	$418	$9,801	$11,734

Total equity-based compensation, included in the accompanying consolidated statements of operations, classified by type of award, is as follows (in thousands):

	Successor			Predecessor
			Period from	Period from	Period from
	Three Months	Six Months	April 19	April 1	January 1
	Ended	Ended	through	through	through
	June 30,	June 30,	June 30,	April 18,	April 18,
	2008	2008	2007	2007	2007
Share awards	$315	$598	$348	$10,875	$13,202
Stock options	147	514	126	3,407	3,797
Warrants	—	336	—	—	—
ESPP	—	—	—	—	101

Expense before income tax benefit	462	1,448	474	14,282	17,100
Income tax benefit	(105)	(277)	(56)	(4,481)	(5,366)

Total equity-based compensation expense, net of tax	$357	$1,171	$418	$9,801	$11,734

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(7)	Segment Disclosures

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

Successor	United	United
Three Months Ended June 30, 2008	States	Kingdom	Total

Net patient service revenues	$110,158	$32,764	$142,922
Other revenues	19,980	—	19,980

Total revenues	$130,138	$32,764	$162,902

Depreciation and amortization	$7,737	$1,775	$9,512
Operating income	41,289	6,755	48,044
Net interest expense	(19,416)	(1,405)	(20,821)
Income tax expense	(3,469)	(1,574)	(5,043)
Total assets	1,927,453	384,782	2,312,235
Capital expenditures	5,572	2,970	8,542

Successor	United	United
Six Months Ended June 30, 2008	States	Kingdom	Total

Net patient service revenues	$224,369	$65,243	$289,612
Other revenues	38,690	—	38,690

Total revenues	$263,059	$65,243	$328,302

Depreciation and amortization	$15,258	$3,588	$18,846
Operating income	85,021	13,904	98,925
Net interest expense	(39,235)	(2,893)	(42,128)
Income tax expense	(9,399)	(3,215)	(12,614)
Total assets	1,927,453	384,782	2,312,235
Capital expenditures	8,514	12,486	21,000

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Successor	United	United
Period From April 19 through June 30, 2007	States	Kingdom	Total

Net patient service revenues	$93,424	$23,626	$117,050
Other revenues	14,095	—	14,095

Total revenues	$107,519	$23,626	$131,145

Depreciation and amortization	$6,318	$2,432	$8,750
Operating income	35,948	3,659	39,607
Net interest expense	(17,212)	(1,253)	(18,465)
Income tax expense	(2,398)	(278)	(2,676)
Total assets	1,941,473	276,583	2,218,056
Capital expenditures	3,119	1,536	4,655

Predecessor	United	United
Period from April 1 through April 18, 2007	States	Kingdom	Total

Net patient service revenues	$22,398	$5,486	$27,884
Other revenues	3,520	—	3,520

Total revenues	$25,918	$5,486	$31,404

Depreciation and amortization	$1,789	$502	$2,291
Operating income (loss)	(15,181)	724	(14,457)
Net interest expense	(1,166)	(243)	(1,409)
Income tax (expense) benefit	5,062	(176)	4,886
Total assets	1,114,429	209,279	1,323,708
Capital expenditures	998	939	1,927

Predecessor	United	United
Period from January 1 through April 18, 2007	States	Kingdom	Total

Net patient service revenues	$136,865	$33,733	$170,598
Other revenues	20,757	—	20,757

Total revenues	$157,622	$33,733	$191,355

Depreciation and amortization	$9,487	$2,939	$12,426
Operating income	20,929	5,409	26,338
Net interest expense	(7,150)	(1,438)	(8,588)
Income tax expense	(2,795)	(1,350)	(4,145)
Total assets	1,114,429	209,279	1,323,708
Capital expenditures	5,224	2,625	7,849

(8)	Related Party Transactions

Included in general and administrative expenses of the Successor are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2008, respectively. Such amounts accrue at an annual rate of $2.0 million.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As discussed in Note 2, the Company regularly engages in purchases and sales of ownership interests in its facilities. The Company operates 21 surgical facilities in partnership with the Baylor Health Care System (Baylor) and local physicians in the Dallas/Fort Worth area. Baylor’s Chief Executive Officer, Joel T. Allison, is a member of the Company’s board of directors. In June 2008, Baylor acquired an additional 25% interest in a facility it already co-owned with the Company and local physicians, which transferred control of the facility from the Company to Baylor. As a result, the Company now accounts for its investment in this facility under the equity method. The interest was sold by the Company in exchange for $2.3 million in cash. A $0.9 million pretax loss was generated on the sale. The Company believes that the sales price was negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

Also, as discussed in Note 3, in June 2008, the Company purchased all of Baylor’s ownership interests in an entity Baylor co-owned with the Company. This entity has ownership in and manages five facilities in the Dallas/Fort Worth area. The purchase price was approximately $3.9 million in cash. This entity was already a subsidiary of the Company and is now wholly owned by the Company. As noted above, the Company still operates 21 surgical facilities with Baylor, all of which are now subsidiaries of Baylor. The Company believes that the purchase price was negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

As discussed in Note 6, the Company issued warrants with an estimated fair value of $0.3 million to Baylor in January 2008. Similar grants have been made to other healthcare systems with which the Company operates facilities.

(9)	Commitments and Contingencies

As of June 30, 2008, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $85.7 million. Of the total, $35.4 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and the remaining $50.3 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures.

In accordance with Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.2 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties. The Company also has $1.6 million of letters of credit outstanding.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amounts of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is evaluating what impact SFAS 160 will have on its consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company elected to adopt the provisions of SFAS 161 during the first quarter of 2008. The adoption of SFAS 161 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. The guidance in SFAS 162 replaces that prescribed in Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, and becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

(11)	Subsequent Events

In order to manage the Company’s interest rate risk related to a portion of its variable-rate Term B debt, in July 2008, the Company entered into an interest rate swap agreement for a notional amount of $200.0 million. The

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

interest rate swap requires the Company to pay 3.6525% and to receive interest at a variable rate of three month USD-LIBOR, which is reset quarterly. The term of the swap is three years.

Effective July 1, 2008, the Company sold a controlling interest in a facility it operates in Beaumont, Texas to a not-for-profit hospital partner for approximately $1.1 million in cash. Also effective July 1, 2008, the Company sold all of its equity interests in a facility in Orlando, Florida for approximately $0.5 million in cash. The Company ceased providing management services to this facility in October 2007. The Company sold all of its equity interests in a facility in Manitowoc, Wisconsin for approximately $0.8 million in cash. The sale was effective July 1, 2008.

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

The $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes, all due 2017 (the Notes), were issued in a private offering on April 19, 2007 and were subsequently registered as publicly traded securities through a Form S-4 declared effective by the SEC on July 25, 2007. The exchange offer was completed in August 2007. The Notes are unsecured senior subordinated obligations of the Company; however, the Notes are guaranteed by all of the Company’s current and future direct and indirect wholly-owned domestic subsidiaries. USPI, which issued the Notes, does not have independent assets or operations. USPI’s investees in the United Kingdom are not guarantors of the obligation. USPI’s investees in the United States in which USPI owns less than 100% are not guarantors of the obligation. The financial positions and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship at the end of the period presented. Consolidation adjustments include purchase accounting entries for investments in which the Company’s ownership percentage in non-participating investees is not high enough to permit the application of pushdown accounting.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of June 30, 2008	Guarantors	Investees	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$77,431	$11,972	$—	$89,403
Accounts receivable, net	—	59,999	41	60,040
Other receivables	30,431	42,021	(61,659)	10,793
Inventories of supplies	—	9,277	—	9,277
Prepaids and other current assets	18,269	2,286	(37)	20,518

Total current assets	126,131	125,555	(61,655)	190,031
Property and equipment, net	16,574	210,786	772	228,132
Investments in affiliates	988,628	1,450	(710,525)	279,553
Goodwill and intangible assets, net	820,663	371,729	405,528	1,597,920
Other assets	87,455	2,090	(72,946)	16,599

Total assets	$2,039,451	$711,610	$(438,826)	$2,312,235

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$235	$22,740	$12	$22,987
Accrued expenses and other	148,242	47,441	(59,191)	136,492
Current portion of long-term debt	4,261	24,723	(1,401)	27,583

Total current liabilities	152,738	94,904	(60,580)	187,062
Long-term debt, less current portion	938,646	154,598	(12,185)	1,081,059
Other long-term liabilities	123,905	13,764	(1,128)	136,541
Minority interests	—	12,098	71,313	83,411
Stockholder’s equity	824,162	436,246	(436,246)	824,162

Total liabilities and stockholder’s equity	$2,039,451	$711,610	$(438,826)	$2,312,235

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
As of December 31, 2007	Guarantors	Investees	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$66,665	10,093	$—	$76,758
Accounts receivable, net	—	59,796	(239)	59,557
Other receivables	26,616	43,019	(60,661)	8,974
Inventories of supplies	—	9,597	(102)	9,495
Prepaids and other current assets	17,696	2,473	(113)	20,056

Total current assets	110,977	124,978	(61,115)	174,840
Property and equipment, net	15,452	212,149	1,438	229,039
Investments in affiliates	951,129	1,565	(685,337)	267,357
Goodwill and intangible assets, net	834,711	378,619	377,490	1,590,820
Other assets	93,703	1,102	(79,468)	15,337

Total assets	$2,005,972	$718,413	$(446,992)	$2,277,393

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$1,607	$21,535	$(160)	$22,982
Accrued expenses and other	152,649	46,282	(59,815)	139,116
Current portion of long-term debt	3,787	22,831	(1,307)	25,311

Total current liabilities	158,043	90,648	(61,282)	187,409
Long-term debt, less current portion	926,519	156,725	(10,493)	1,072,751
Other long-term liabilities	114,604	14,054	(1,294)	127,364
Minority interests	—	14,061	69,002	83,063
Stockholder’s equity	806,806	442,925	(442,925)	806,806

Total liabilities and stockholder’s equity	$2,005,972	$718,413	$(446,992)	$2,277,393

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations:

Six Months Ended June 30, 2008		Non-Participating	Consolidation	Consolidated
Successor	Guarantors	Investees	Adjustments	Total

Revenues	$46,394	$293,836	$(11,928)	$328,302
Equity in earnings of unconsolidated affiliates	55,053	1,184	(35,095)	21,142
Operating expenses, excluding depreciation and amortization	39,293	204,298	(11,918)	231,673
Depreciation and amortization	3,479	15,050	317	18,846

Operating income	58,675	75,672	(35,422)	98,925
Interest expense, net	(35,604)	(6,536)	12	(42,128)
Other income (expense)	218	182	(155)	245

Income (loss) before minority interests	23,289	69,318	(35,565)	57,042
Minority interests in income of consolidated subsidiaries	—	(4,428)	(24,921)	(29,349)

Income (loss) from continuing operations before income taxes	23,289	64,890	(60,486)	27,693
Income tax expense	(8,210)	(4,404)	—	(12,614)

Income (loss) from continuing operations	15,079	60,486	(60,486)	15,079
Loss from discontinued operations, net of tax	(895)	—	—	(895)

Net income (loss)	$14,184	$60,486	$(60,486)	$14,184

Period from January 1 through April 18, 2007		Non-Participating	Consolidation	Consolidated
Predecessor	Guarantors	Investees	Adjustments	Total

Revenues	$26,714	$173,575	$(8,934)	$191,355
Equity in earnings of unconsolidated affiliates	28,137	158	(18,389)	9,906
Operating expenses, excluding depreciation and amortization	51,244	120,371	(9,118)	162,497
Depreciation and amortization	2,219	9,408	799	12,426

Operating income	1,388	43,954	(19,004)	26,338
Interest expense, net	(4,996)	(3,592)	—	(8,588)
Loss on early retirement of debt	(2,435)	—	—	(2,435)
Other income (expense)	917	(718)	599	798

Income (loss) before minority interests	(5,126)	39,644	(18,405)	16,113
Minority interests in income of consolidated subsidiaries	—	(4,855)	(14,011)	(18,866)

Income (loss) from continuing operations before income taxes	(5,126)	34,789	(32,416)	(2,753)
Income tax expense	(1,772)	(2,375)	2	(4,145)

Income (loss) from continuing operations	(6,898)	32,414	(32,414)	(6,898)
Loss from discontinued operations, net of tax	(251)	—	—	(251)

Net income (loss)	$(7,149)	$32,414	$(32,414)	$(7,149)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Period from April 19 through June 30, 2007		Non-Participating	Consolidation	Consolidated
Successor	Guarantors	Investees	Adjustments	Total

Revenues	$17,850	$119,272	$(5,977)	$131,145
Equity in earnings of unconsolidated affiliates	21,236	180	(14,172)	7,244
Operating expenses, excluding depreciation and amortization	15,551	80,518	(6,037)	90,032
Depreciation and amortization	1,797	6,807	146	8,750

Operating income	21,738	32,127	(14,258)	39,607
Interest expense, net	(15,730)	(2,735)	—	(18,465)
Other income (expense)	151	39	(62)	128

Income before minority interests	6,159	29,431	(14,320)	21,270
Minority interests in income of consolidated subsidiaries	—	(2,626)	(11,625)	(14,251)

Income from continuing operations before income taxes	6,159	26,805	(25,945)	7,019
Income tax expense	(1,816)	(919)	59	(2,676)

Income from continuing operations	4,343	25,886	(25,886)	4,343
Loss from discontinued operations, net of tax	(195)	—	—	(195)

Net income	$4,148	$25,886	$(25,886)	$4,148

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows:

Six Months Ended June 30, 2008		Non-Participating	Consolidation	Consolidated
Successor	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$14,184	$60,486	$(60,486)	$14,184
Loss from discontinued operations	895	—	—	895
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	3,836	14,781	(113)	18,504

Net cash provided by operating activities	18,915	75,267	(60,599)	33,583
Cash flows from investing activities:
Purchases of property and equipment, net	(2,503)	(18,012)	—	(20,515)
Purchases of new businesses and equity interests, net	(14,141)	(131)	—	(14,272)
Other items	121	2,214	(364)	1,971

Net cash used in investing activities	(16,523)	(15,929)	(364)	(32,816)
Cash flows from financing activities:
Long-term borrowings, net	10,775	328	424	11,527
Other items	(2,457)	(57,778)	60,539	304

Net cash provided by (used in) financing activities	8,318	(57,450)	60,963	11,831
Net cash provided by discontinued operations	56	—	—	56
Effect of exchange rate changes on cash	—	(9)	—	(9)

Net increase (decrease) in cash	10,766	1,879	—	12,645
Cash at the beginning of the period	66,665	10,093	—	76,758

Cash at the end of the period	$77,431	$11,972	$—	$89,403

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Period from January 1 through April 18, 2007		Non-Participating	Consolidation	Consolidated
Predecessor	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$(7,149)	$32,414	$(32,414)	$(7,149)
Loss from discontinued operations	251	—	—	251
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	35,733	21,989	(21,725)	35,997

Net cash provided by operating activities	28,835	54,403	(54,139)	29,099
Cash flows from investing activities:
Purchases of property and equipment, net	(576)	(5,596)	—	(6,172)
Purchases and sales of new businesses and equity interests, net	(10,789)	—	—	(10,789)
Other items	(4,490)	(8,411)	4,373	(8,528)

Net cash used in investing activities	(15,855)	(14,007)	4,373	(25,489)
Cash flows from financing activities:
Long-term borrowings, net	(511)	9,688	4,083	13,260
Proceeds from issuance of common stock	6,135	—	—	6,135
Change in cash held on behalf of unconsolidated affiliates	22,306	45	(8,456)	13,895
Other items	15,821	(55,081)	54,139	14,879

Net cash provided by (used in) financing activities	43,751	(45,348)	49,766	48,169
Net cash used in discontinued operations	(209)	—	—	(209)
Effect of exchange rate changes on cash	—	(113)	—	(113)

Net increase (decrease) in cash	56,522	(5,065)	—	51,457
Cash at the beginning of the period	23,934	7,806	—	31,740

Cash at the end of the period	$80,456	$2,741	$—	$83,197

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Period from April 19 through June 30, 2007		Non-Participating	Consolidation	Consolidated
Successor	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$4,148	$25,886	$(25,886)	$4,148
Loss from discontinued operations	195	—	—	195
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	3,847	6,139	5,044	15,030

Net cash provided by operating activities	8,190	32,025	(20,842)	19,373
Cash flows from investing activities:
Purchases of property and equipment, net	(1,159)	(827)	—	(1,986)
Purchases and sales of new businesses and equity interests, net	(38,362)	—	—	(38,362)
Other items	13,355	3,383	(3,730)	13,008

Net cash used in investing activities	(26,166)	2,556	(3,730)	(27,340)
Cash flows from financing activities:
Long-term borrowings, net	671,231	(3,686)	289	667,834
Net equity contribution from USPI Group Holdings, Inc.	765,802	—	—	765,802
Payments to repurchase common stock	(1,430,879)	—	—	(1,430,879)
Other items	(23,934)	(22,232)	24,283	(21,883)

Net cash provided by (used in) financing activities	(17,780)	(25,918)	24,572	(19,126)
Net cash provided by discontinued operations	28	—	—	28
Effect of exchange rate changes on cash	—	6	—	6

Net increase (decrease) in cash	(35,728)	8,669	—	(27,059)
Cash at the beginning of the period	80,456	2,741	—	83,197

Cash at the end of the period	$44,728	$11,410	$—	$56,138

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate ambulatory surgery centers and surgical hospitals in the United States and the United Kingdom. As of June 30, 2008, we operated 157 facilities, consisting of 154 in the United States and three in the United Kingdom. All 154 of our U.S. facilities include local physician owners, and 91 of these facilities are also partially owned by various not-for-profit healthcare systems. In addition to facilitating the joint ownership of a majority of our existing facilities, our agreements with these healthcare systems provide a framework for the planning and construction of additional facilities in the future, including all four of the facilities we are currently constructing as well as additional projects under development.

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

Merger Transaction

As described in our Annual Report on Form 10-K for the year ended December 31, 2007, we were acquired by an investor group led by the private equity firm Welsh, Carson, Anderson & Stowe. Accordingly, effective April 19, 2007, we no longer have publicly traded equity securities. See “Combination of Operating Results” below.

Acquisitions, Equity Investments and Development Projects

Effective April 1, 2008, we acquired additional ownership in three of our existing St. Louis facilities for approximately $14.1 million. Approximately $5.9 million of the purchase price was prepaid on March 31, 2008, and the remaining $8.2 million was paid on April 1, 2008. Additionally, during the six months ended June 30, 2008, we purchased additional units in various consolidated facilities for approximately $3.6 million. During the six months ended June 30, 2008, two new ambulatory surgery centers developed and operated by us commenced operations.

Effective June 30, 2008, we purchased all of a healthcare system’s ownership interests in an entity it co-owned with us. This entity has ownership and manages five facilities in the Dallas/Fort Worth area. The purchase price was approximately $3.9 million in cash. This entity is now wholly owned by us.

We also engage in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the six months ended June 30, 2008, these transactions resulted in a net cash inflow of approximately $1.2 million, which is summarized as follows:

•	Receipt of $3.6 million from a not-for-profit hospital partner that obtained additional ownership in a facility in the Kansas City, Missouri area;

•	Investment of $1.1 million in a joint venture with one of our not-for-profit hospital partners which the joint venture used to acquire ownership in facility in the Las Vegas, Nevada, area;

•	Investment of $1.4 million in a surgical facility in Knoxville, Tennessee, jointly owned with one of our not-for-profit hospital partners; and

•	Net receipt of approximately $0.1 million related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

Discontinued Operations and Other Dispositions

During the first six months of 2008, we sold our interests in two facilities that we accounted for under the equity method. We received net proceeds of $0.5 million on the sale of these facilities and recorded an immaterial loss. Because these investments were accounted for under the equity method, the results of operations of these facilities are not reported as discontinued operations. We also sold our interests in one consolidated facility for $1.6 million, resulting in a loss on sale of discontinued operations of $1.0 million. The results of operations for this facility have been reclassified to discontinued operations for all periods presented.

Additionally, during the first six months of 2008, we sold controlling interests in three facilities to not-for-profit hospital partners. We received net proceeds of approximately $2.9 million related to these sales and recorded a pretax loss of approximately $0.9 million, which is included in “other, net” in our accompanying consolidated statements of operations. Our continuing involvement as an equity method investor and manager of these facilities precludes classification of these transactions as discontinued operations.

During 2007, we sold our ownership interests in three consolidated facilities. We received immaterial sales proceeds on the transactions and recorded a pretax loss of approximately $3.7 million. The results of operations of these facilities have been reclassified to discontinued operations for all periods presented.

Combination of Operating Results

As a result of the merger, we have reported our operating results and financial position for all periods subsequent to April 19, 2007, as “Successor Periods” and all periods prior to April 19, 2007, as “Predecessor Periods.” For the purposes of presenting a comparison of our 2008 results to our 2007 results, we have presented our 2007 results as the sum, as shown in the tables below, of our operating results from the Predecessor Period from January 1, 2007 or April 1, 2007, as applicable, through April 18, 2007 and our operating results for the Successor Period from April 19, 2007 to June 30, 2007. We believe that this presentation provides the most meaningful information about our operating results, however, this approach is not consistent with GAAP. As the acquisition significantly increased our debt and interest expense, as well as resulting in a new basis of accounting for our assets and liabilities, which in turn affects our depreciation and amortization expense, the Predecessor and Successor financial statements are not comparable. In addition, we incurred merger-related expenses during 2007, which also affect the comparability of our financial results for the periods presented.

	Predecessor	Successor
	Period from	Period from	Combined
	April 1 through	April 19 through	Three Months Ended
	April 18, 2007	June 30, 2007	June 30, 2007

Revenues:
Net patient service revenues	$27,884	$117,050	$144,934
Management and contract service revenues	3,262	13,065	16,327
Other revenues	258	1,030	1,288

Total revenues	31,404	131,145	162,549
Equity in earnings of unconsolidated affiliates	1,402	7,244	8,646
Operating expenses:
Salaries, benefits, and other employee costs	9,148	35,465	44,613
Medical services and supplies	5,635	22,554	28,189
Other operating expenses	5,265	20,574	25,839
General and administrative expenses	24,301	8,558	32,859
Provision for doubtful accounts	623	2,881	3,504
Depreciation and amortization	2,291	8,750	11,041

Total operating expenses	47,263	98,782	146,045

Operating income (loss)	(14,457)	39,607	25,150
Interest income	191	751	942
Interest expense	(1,600)	(19,216)	(20,816)
Loss on early retirement of debt	(2,435)	—	(2,435)
Other, net	744	128	872

Total other expense, net	(3,100)	(18,337)	(21,437)
Income (loss) before minority interests	(17,557)	21,270	3,713
Minority interests in income of consolidated subsidiaries	(3,094)	(14,251)	(17,345)

Income (loss) from continuing operations before income taxes	(20,651)	7,019	(13,632)
Income tax (expense) benefit	4,886	(2,676)	2,210

Income (loss) from continuing operations	(15,765)	4,343	(11,422)
Loss from discontinued operations, net of tax	(44)	(195)	(239)

Net income (loss)	$(15,809)	$4,148	$(11,661)

	Predecessor	Successor
	Period from	Period from	Combined
	January 1 through	April 19 through	Six Months Ended
	April 18, 2007	June 30, 2007	June 30, 2007

Revenues:
Net patient service revenues	$170,598	$117,050	$287,648
Management and contract service revenues	19,142	13,065	32,207
Other revenues	1,615	1,030	2,645

Total revenues	191,355	131,145	322,500
Equity in earnings of unconsolidated affiliates	9,906	7,244	17,150
Operating expenses:
Salaries, benefits, and other employee costs	53,871	35,465	89,336
Medical services and supplies	34,308	22,554	56,862
Other operating expenses	31,744	20,574	52,318
General and administrative expenses	39,277	8,558	47,835
Provision for doubtful accounts	3,297	2,881	6,178
Depreciation and amortization	12,426	8,750	21,176

Total operating expenses	174,923	98,782	273,705

Operating income	26,338	39,607	65,945
Interest income	933	751	1,684
Interest expense	(9,521)	(19,216)	(28,737)
Loss on early retirement of debt	(2,435)	—	(2,435)
Other, net	798	128	926

Total other expense, net	(10,225)	(18,337)	(28,562)
Income before minority interests	16,113	21,270	37,383
Minority interests in income of consolidated subsidiaries	(18,866)	(14,251)	(33,117)

Income (loss) from continuing operations before income taxes	(2,753)	7,019	4,266
Income tax expense	(4,145)	(2,676)	(6,821)

Income (loss) from continuing operations	(6,898)	4,343	(2,555)
Loss from discontinued operations, net of tax	(251)	(195)	(446)

Net income (loss)	$(7,149)	$4,148	$(3,001)

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenues of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and contract service revenues, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians and hospitals. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
		Combined		Combined
	2008	2007	2008	2007

Net patient service revenues	88%	89%	88%	89%
Management and contract service revenues	11	10	11	10
Other revenues	1	1	1	1

Total revenues	100%	100%	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. As a percent of our total revenues, these revenues did not materially change as compared to the corresponding prior year period.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
		Combined		Combined
	2008	2007	2008	2007

Management of surgical facilities	$9,994	$8,313	$19,647	$16,555
Contract services provided to physicians, hospitals and related entities	8,720	8,014	16,511	15,652

Total management and contract service revenues	$18,714	$16,327	$36,158	$32,207

The following table summarizes our revenues by operating segment:

			Six Months
	Three Months Ended June 30,		Ended June 30,
		Combined		Combined
	2008	2007	2008	2007

United States	80%	82%	80%	82%
United Kingdom	20	18	20	18

Total	100%	100%	100%	100%

As described above, we have completed several acquisitions and dispositions in the past twelve months. Overall, the number of facilities we operate increased by two from June 30, 2007 to June 30, 2008. These additional facilities are in the United States. The number of facilities we account for under the equity method increased, on a net basis, by eight. Our revenue growth related to equity method facilities is limited to the fees we earn for managing them. This factor, together with strong revenue growth and favorable exchange rates in the U.K., resulted in the proportion of our total revenues derived from U.S. operations to decrease slightly in the three and six months ended June 30, 2008, as compared to the corresponding prior year combined periods.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenues	$239,786	$191,298	$469,110	$368,354
Equity in earnings of unconsolidated affiliates	—	59	13	112
Operating expenses:
Salaries, benefits, and other employee costs	59,296	50,229	116,670	95,047
Medical services and supplies	52,169	40,120	98,371	76,054
Other operating expenses	61,225	49,648	120,253	95,688
Depreciation and amortization	12,678	9,484	24,651	18,261

Total operating expenses	185,368	149,481	359,945	285,050

Operating income	54,418	41,876	109,178	83,416
Interest expense, net	(5,968)	(5,124)	(12,207)	(8,846)
Other	(2,765)	819	(1,688)	(898)

Income before income taxes	$45,685	$37,571	$95,283	$73,672

Long-term debt	$278,628	$246,217	$278,628	$246,217
USPI’s equity in earnings of unconsolidated affiliates	10,094	8,646	21,142	17,150
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	22.1%	23.0%	22.2%	23.3%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	25.0%	27.4%	25.0%	27.4%
Unconsolidated facilities operated at period end	98	90	98	90

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about its involvement in equity method investments.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This percentage is lower at June 30, 2008, as compared to prior period ends primarily as a result of our largest U.S. facility, in which we own a 25% interest, borrowing to finance a major expansion during the second and third quarters of 2007. This is a non-GAAP measure but management believes it provides further useful information about its involvement in equity method investments.

Results of Operations

The following table summarizes certain statement of operations items expressed as a percentage of revenues for the periods indicated:

			Six Months
	Three Months Ended June 30,		Ended June 30,
		Combined		Combined
	2008	2007	2008	2007

Total revenues	100%	100%	100%	100%
Equity in earnings of unconsolidated affiliates	6.2	5.3	6.4	5.3
Operating expenses, excluding depreciation and amortization	(70.9)	(83.0)	(70.6)	(78.3)
Depreciation and amortization	(5.8)	(6.8)	(5.7)	(6.6)

Operating income	29.5	15.5	30.1	20.4
Minority interests in income of consolidated entities	(8.6)	(10.7)	(8.9)	(10.3)
Interest and other expense, net	(13.3)	(13.2)	(12.8)	(8.9)

Income (loss) from continuing operations before income taxes	7.6	(8.4)	8.4	1.2
Income tax (expense) benefit	(3.1)	1.4	(3.8)	(2.1)

Income (loss) from continuing operations	4.5	(7.0)	4.6	(0.9)
Loss from discontinued operations	(0.5)	(0.2)	(0.3)	—

Net income (loss)	4.0%	(7.2)%	4.3%	(0.9)%

Executive Summary

We continue to grow our existing facilities, develop new facilities with our not-for-profit hospital partners, and add others selectively through acquisition, and our operating results continue to be strong. The revenues of the facilities we operate, more than half of which are accounted for under the equity method, grew 14% and 15% in the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year combined periods in 2007, and our overall operating income margin increased. Our increases in profit in the U.S. were driven primarily by increases in the average rate at which we are reimbursed, while our U.K. facilities benefited mostly from increases in volume.

We added five facilities during the first six months of 2008 and sold three facilities. Our development pipeline remains active, with eight facilities under development at June 30, 2008, of which four have reached the stage of commencing construction. All eight of these facilities are being developed with a hospital partner.

While our overall operating income margin increased by 970 basis points compared to the second quarter of 2007, there were factors significantly affecting the comparability of our results. The most significant was that, in conjunction with Welsh Carson acquiring us in April 2007, we incurred $25.3 million of merger-related expenses during the combined six months ended June 30, 2007 that did not recur in 2008. Second, in finalizing a new contract with a major payer, we collected certain amounts related to past patient services, resulting in a net increase to our operating income of $3.0 million in the first quarter of 2008. Similar, but unfavorable circumstances in two other markets caused reductions to our operating income of $1.8 million during the second quarter of 2008. Excluding the favorable year-over-year impact of these two factors, our operating income margin increased 110 basis points for the six months ended June 30, 2008, as compared to the corresponding prior year combined period. The additional debt we incurred in conjunction with Welsh Carson acquiring us causing our interest expense to run much higher in 2008 than in the period before the April 19, 2007 merger date.

Overall, we continue to grow our existing facilities and focus our business development activities primarily in markets where we have a hospital partner or believe that we have the potential to develop such a relationship. This strategy primarily directs where we deploy capital, but it also leads us to sell facilities from time to time that do not meet this or other strategic objectives.

Revenues

Our consolidated net revenues increased approximately 0.2% and 2.0% during the three and six months ended June 30, 2008, respectively, as compared to corresponding prior year combined periods. The majority of this increase was attributable to our acquiring facilities during 2007. However, given that we account for the majority of our facilities under the equity method, we believe that our consolidated net revenue growth is not necessarily indicative of the growth in our business. Accordingly, we focus more on our facilities’ overall growth rates, without regard to whether their revenues are included in ours, in analyzing the overall health of our business, for our earnings are the same whether or not we consolidate a facility’s revenues and expenses.

On an overall basis, our U.S. facilities open for more than one year (same store facilities) experienced revenue growth of 11% and 9% during the three and six months ended June 30, 2008, respectively, as compared to 10% for the year ended December 31, 2007 and 9% for the years ended December 31, 2006 and 2005. While this overall growth in revenues was similar to that experienced in recent years, we observed a shift in the types of cases being performed in the first six months of 2008. Most notably, we noted a decrease in the volume of some of our less profitable elective procedures, largely concentrated in pain management and plastic surgery, which translated to our overall same store case volumes being relatively flat compared to the first six months of 2007. However, increases in other specialties, such as orthopedics, which generate higher net revenues for our facilities on a per case basis, resulted in our overall same store net revenues increasing at a rate largely consistent with recent years. The increase in net revenue per case was also driven in part by the initial phase of increases to Medicare reimbursement rates for ambulatory surgery centers, announced in July 2007, which went into effect for certain types of cases January 1, 2008.

Excluding the effect of changes in foreign currency exchange rates, our U.K. same store facility revenues grew 14% during the three and six months ended June 30, 2008, as compared to 13%, 6%, and 7% for the years ended December 31, 2007, 2006, and 2005, respectively. The growth achieved during the first six months of 2008 was driven largely by an increase in admissions referred by the National Health Service, due to government-owned facilities not having adequate capacity to meet demand, and by the continued ramp-up of business resulting from capital projects and operational improvements introduced in 2006 and 2007, which has resulted in higher admissions, more favorable case mix and an increase in revenue per patient. The overall growth in revenues in the U.K. was also slightly affected by a favorable change in exchange rates, as noted in the table below.

The following table summarizes our same store facility revenue growth rates, as compared to the combined three and six months ended June 30, 2007:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

United States facilities:
Net revenue	10.6%	9.2%
Surgical cases	0.9%	0.7%
Net revenue per case(1)	9.6%	8.5%
United Kingdom facilities:
Net revenue using actual exchange rates	12.6%	13.8%
Net revenue using constant exchange rates(2)	13.5%	13.5%
All same store facilities:
Net revenue using actual exchange rates	10.7%	9.6%

(1)	Our overall same store growth in net revenue per case was favorably impacted by the growth at our twelve same store surgical hospitals, which on average, perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. Net revenue per case of our same store ambulatory surgery centers also increased 6.1% and 6.2% for the three and six months ended June 30, 2008, respectively as compared to the corresponding prior year combined periods, after having increased by 1.8% during the year ended December 31, 2007. The favorable impact, in the first quarter of 2008, of our collecting amounts related to past patient services in conjunction with our finalizing a new contract with a major payer has been excluded from these growth rates as it relates to dates of service prior to January 1, 2008. The revenue reductions related to two similar, but adverse, settlements in the second quarter of 2008 were excluded for similar reasons.

(2)	Calculated using 2008 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

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

Consistent with this strategy, our overall number of facilities increased by two from June 30, 2007 to June 30, 2008, consisting of a net increase of one facility partnered with not-for-profit hospitals and local physicians, and an increase of one facility operated without a hospital partner. All of the four facilities under construction at June 30, 2008, involve a hospital partner. In addition, all four of our projects in the earlier stages of development involve a hospital partner, and we continue to explore affiliating more facilities with hospital partners, especially for facilities in markets where we already operate other facilities with a hospital partner.

The following table summarizes the facilities we operated as of June 30, 2008 and 2007:

	June 30,
	2008	2007

United States facilities(1):
With a hospital partner	91	90
Without a hospital partner	63	62

Total U.S. facilities	154	152
United Kingdom facilities	3	3

Total facilities operated	157	155

Change from June 30, 2007:
De novo (newly constructed)	6
Acquisition	4
Disposals(2)	(8)

Total increase in number of facilities	2

(1)	At June 30, 2008, physicians own a portion of all of these facilities.

(2)	We sold our ownership interests in facilities in Los Angeles, California; Cleveland, Ohio; Sarasota, Florida; Atlanta, Georgia; Baltimore, Maryland; Houston, Texas; and Decatur, Alabama. Additionally, we ceased managing a facility effective October 1, 2007, although we still held an ownership interest until we sold it in July 2008.

Facility Operating Margins

Facility operating income margins for our U.S. ambulatory surgery centers, which comprise over 90% of our facilities, increased by 30 and 40 basis points during the three months and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period. Facility operating margins for our larger

U.S. facilities, which are licensed as hospitals, decreased by 260 and 560 basis points during the three months and six months ended June 30, 2008, respectively, resulting in an overall net decrease in facility operating margins for our U.S. business.

In recent quarters this decrease has been due primarily to expansions of two of our larger facilities, for which revenue growth had not yet caught up with higher cost structures driven by the expansions. These facilities’ revenues have now grown enough that they no longer had a significant adverse impact on our same store facility operating margins for the three and six months ended June 30, 2008. However, one of these facilities has grown its revenues in part by attracting business from a nearby facility, which we also operate. This nearby facility has not yet been successful in replacing the lost business; accordingly, our same store facility operating margins are still being adversely impacted. We are exploring strategic options for this facility. In addition to the effect of these expansion and relocation projects, year-over-year margins continue to be adversely impacted by our adding emergency room capabilities at seven of our surgical hospitals, which have not initially generated proportional increases in revenues.

Continuing the trend experienced in earlier periods, the facilities partnered with not-for-profit hospitals generated lower margins than facilities without a hospital partner during the three and six months ended June 30, 2008. This relationship is primarily due to our acquisition and development activities. Our development of new facilities is almost always undertaken with a hospital partner, as have the expansion and relocation activities described above. After facilities have been open for more than a year, and consequently move into our same store group of facilities, they typically do not initially generate operating margins as high as more mature facilities. Because their revenue bases are growing, these facilities generally have an adverse impact on the average operating margin of the hospital-partnered group of facilities for some period of time beginning in their second year of operations. We have added 20 facilities to the hospital-partnered same store group since December 31, 2006, of which 13 were newly developed facilities. Conversely, with respect to facilities we operate without a hospital partner, we have added seven facilities to the same store group since December 31, 2006, of which only two were developed by us. The other facilities in each group were added through acquisitions. This relationship can change depending on which facilities we succeed in partnering with a not-for-profit hospital.

Our U.K. facilities, which comprise three of our 157 facilities at June 30, 2008, experienced an increase in overall facility margins in the three and six months ended June 30, 2008 than in the comparable prior year periods, primarily as a result of increased volumes from National Health Service referrals and increased volumes resulting from capital projects undertaken during 2006 and 2007.

The following table summarizes our same store operating margins (see footnote 1 below), comparing the three and six months ended June 30, 2008 to the combined three and six months ended June 30, 2007:

	Three Months Ended	Increase	Six Months Ended	Increase
	June 30, 2008	(Decrease)	June 30, 2008	(Decrease)

United States facilities:
With a hospital partner	24.1%	50 bps	23.3%	(60) bps
Without a hospital partner	30.7%	(280) bps	31.3%	(290) bps
Total U.S. facilities	25.8%	(70) bps	25.4%	(150) bps
United Kingdom facilities(2)	25.5%	90 bps	26.3%	160 bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	Calculated using 2008 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business. The favorable impact, in the first quarter of 2008, of a settlement of a contract dispute with a major payer in the first quarter of 2008 has been excluded from these growth rates, as it related to dates of service prior to January 1, 2008.

Three Months Ended June 30, 2008 Compared to Combined Three Months Ended June 30, 2007

Revenues increased by $0.4 million, or 0.2%, to $162.9 million for the three months ended June 30, 2008 from $162.5 million for the combined three months ended June 30, 2007. This increase consisted primarily of revenues of newly constructed or acquired facilities, which together with growth of our existing facilities more than offset the decrease in revenues resulting from our selling part or all of our interests in several facilities, which resulted in our either accounting for the facilities under the equity method in 2008 or no longer having an investment in them at all. The net impact of our acquisition, development, and disposal activity from June 30, 2007 to June 30, 2008 was a decrease of approximately $1.1 million of revenues. Our revenues were also adversely impacted by a $1.2 million settlement related to revenues for past services at one facility during the second quarter of 2008 in conjunction with ongoing negotiations of reimbursement terms with a payer. Increases in revenues we derived from our same store facilities more than offset these decreases, driven largely by receiving an average of approximately 9.6% more per case during the three months ended June 30, 2008 as compared to the corresponding prior year combined period. The revenues of same store United Kingdom facilities, when measured using 2008 exchange rates for both periods, were $4.1 million higher during the three months ended June 30, 2008 than in the corresponding prior year combined period. The U.S. dollar was weaker relative to the British pound in 2008 than in the corresponding prior year combined period, which resulted in an approximate $0.4 million increase in revenues.

Equity in earnings of unconsolidated affiliates increased by $1.4 million, or 16.7% to $10.1 million for the three months ended June 30, 2008 from $8.6 million for the combined three months ended June 30, 2007. This increase is primarily driven by same store growth and acquisitions of additional facilities we account for under the equity method. The number of facilities we account for under the equity method increased by eight from June 30, 2007 to June 30, 2008, partially from adding facilities and also as a result of our contributing our investments in five consolidated facilities to joint venture with not-for-profit hospital partners, which resulted in our accounting for the investments under the equity method going forward. In addition, our equity in earnings of unconsolidated affiliates were adversely impacted by $0.6 million, representing our share of an unconsolidated affiliate’s $1.2 million adjustment to its estimated revenues for past services during the second quarter of 2008 in conjunction with ongoing negotiations of reimbursement terms with a payer.

Operating expenses, excluding depreciation and amortization, decreased by $19.6 million, or 14.5%, to $115.4 million for the three months ended June 30, 2008 from $135.0 million for the combined three months ended June 30, 2007. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 70.9% for the three months ended June 30, 2008 from 83.0% for the combined three months ended June 30, 2007. This decrease as a percentage of revenues is primarily attributable to approximately $21.8 million of expenses incurred related to the merger being classified within operating expenses in 2007, which did not recur in 2008.

Depreciation and amortization decreased $1.5 million, or 13.8%, to $9.5 million for the three months ended June 30, 2008 from $11.0 million for the combined three months ended June 30, 2007, primarily as a result of fair value adjustments recorded in conjunction with the merger. Depreciation and amortization, as a percentage of revenues, decreased to 5.8% for the three months ended June 30, 2008 from 6.8% for the combined three months ended June 30, 2007.

Operating income increased $22.9 million, or 91.0%, to $48.0 million for the three months ended June 30, 2008 from $25.2 million for the combined three months ended June 30, 2007. Operating income, as a percentage of revenues, increased to 29.5% for the three months ended June 30, 2008 from 15.5% for the combined three months ended June 30, 2007, primarily as a result of approximately $21.8 million of expenses incurred related to the merger which did not recur in 2008.

Interest expense, net of interest income, increased $0.9 million to $20.8 million for the three months ended June 30, 2008 from $19.9 million for the combined three months ended June 30, 2007 as a result of our significant new borrowings related to the merger.

Our effective tax rate is 40.5% for the three months ended June 30, 2008 as compared to 16.2% for the prior year combined period. As discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2007, our effective rate continues to run higher than the statutory tax rates in the U.S. and U.K. due to a higher state tax effective rate and the higher interest expense resulting from the merger, which together with goodwill amortization deductible for tax purposes, is causing us to generate net operating loss carryforwards against which we are establishing a valuation allowance.

Our income from continuing operations was $7.4 million for the three months ended June 30, 2008, compared to a loss of $11.4 million for the combined three months ended June 30, 2007. This shift to an income position was caused by the merger-related expenses and a loss on early retirement of debt in completing the merger in 2007 which did not recur in 2008.

Effective June 1, 2008, we sold our interests in a facility in Cleveland, Ohio. We recorded a pretax loss of approximately $1.0 million which is presented as discontinued operations for the three months ended June 30, 2008. The results of this facility’s operations are also presented as discontinued operations for all periods presented.

Six Months Ended June 30, 2008 Compared to Combined Six Months Ended June 30, 2007

Revenues increased by $5.8 million, or 1.8%, to $328.3 million for the six months ended June 30, 2008 from $322.5 million for the combined six months ended June 30, 2007. This increase consisted primarily of revenues of newly constructed or acquired facilities, which together with growth of our existing facilities more than offset the decrease in revenues resulting from our selling part or all of our interests in several facilities, which resulted in our either accounting for the facilities under the equity method in 2008 or no longer having an investment in them at all. The net impact of our acquisition, development, and disposal activity from June 30, 2007 to June 30, 2008 was an increase of approximately $3.2 million of revenues. Revenue from same store facilities drove most of the remaining $2.6 million of revenue growth. The U.S. dollar was weaker relative to the British pound in 2008 than in the corresponding prior year combined period, which resulted in an approximate $0.2 million increase in revenues.

Equity in earnings of unconsolidated affiliates increased by $4.0 million, or 23.3% to $21.1 million for the six months ended June 30, 2008 from $17.2 million for the combined six months ended June 30, 2007. This increase is primarily driven by same store growth and acquisitions of additional facilities we account for under the equity method. The number of facilities we account for under the equity method increased by eight from June 30, 2007 to June 30, 2008, as described above.

Operating expenses, excluding depreciation and amortization, decreased by $20.9 million, or 8.3%, to $231.7 million for the six months ended June 30, 2008 from $252.5 million for the combined six months ended June 30, 2007. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 70.6% for the six months ended June 30, 2008 from 78.3% for the combined six months ended June 30, 2007. This decrease as a percentage of revenues is primarily attributable to approximately $25.3 million of expenses incurred related to the merger, which did not recur in 2008.

Depreciation and amortization decreased $2.3 million, or 11.0%, to $18.8 million for the six months ended June 30, 2008 from $21.2 million for the combined six months ended June 30, 2007, primarily as a result of fair value adjustments recorded in conjunction with the merger. Depreciation and amortization, as a percentage of revenues, decreased to 5.7% for the six months ended June 30, 2008 from 6.6% for the combined six months ended June 30, 2007.

Operating income increased $33.0 million, or 50.0%, to $98.9 million for the six months ended June 30, 2008 from $65.9 million for the combined six months ended June 30, 2007. Operating income, as a percentage of revenues, increased to 30.1% for the six months ended June 30, 2008 from 20.4% for the combined six months ended June 30, 2007, primarily as a result of the additional $25.3 million of expenses incurred related to the merger in April 2007, which did not recur in 2008.

Interest expense, net of interest income, increased $15.1 million to $42.1 million for the six months ended June 30, 2008 from $27.1 million for combined the six months ended June 30, 2007 as a result of our significant new borrowings in conjunction with the merger.

Loss on early retirement of debt was $2.4 million for the combined six months ended June 30, 2007. This loss results from the repayment of our previously outstanding debt in conjunction with the merger and primarily relates to the write-off of unamortized debt issuance costs incurred in originally issuing the debt.

Our effective tax rate was 45.5% for the six months ended June 30, 2008 as compared to 159.9% to the prior year combined period. As discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2007, our effective rate continues to run higher than the statutory tax rates in the U.S. and U.K. due to a higher state tax effective rate and the higher interest expense resulting from the merger, which together with goodwill amortization deductible for tax purposes, is causing us to generate net operating loss carryforwards against which we are establishing a valuation allowance. The income tax rate of 159.9% for the combined six months ended June 30, 2007 was particularly high primarily due to the nondeductibility of certain merger-related expenses.

Income from continuing operations was $15.1 million for the six months ended June 30, 2008 compared to a loss of $2.6 million for the combined six months ended June 30, 2007. This shift to income was caused by the merger expenses in of $25.3 million in 2007 which did not recur in 2008, offset by higher interest costs associated with our new borrowings in conjunction with the merger.

Effective June 1, 2008, we sold our interests in a facility in Cleveland, Ohio. We recorded a pretax loss of approximately $1.0 million which is presented as discontinued operations for the three months ended June 30, 2008. The results of this facility’s operations are also presented as discontinued operations for all periods presented.

Liquidity and Capital Resources

Cash Flows

During the six months ended June 30, 2008, we generated $33.6 million of cash from operating activities as compared to $48.5 million during the combined six months ended June 30, 2007. Cash flows from operating activities decreased $14.9 million, or 31%, from the prior year combined period, primarily as a result of increased interest payments and the timing of distributions of earnings received from our unconsolidated affiliates, the impact of which was partially offset by our incurring costs related to the merger in the prior year period.

During the six months ended June 30, 2008, the Company’s net cash used in investing activities was $32.8 million, consisting primarily of approximately $14.1 million for the acquisition of additional ownership in three of our existing St. Louis facilities, and $20.5 million used for purchases of property and equipment, the effect of which was partially offset by proceeds from the sale of businesses and equity interests of $9.7 million. The primary components of the $9.7 million include $3.6 million in proceeds from the sale of equity interests in a facility in the Kansas City, Missouri area; $1.6 million from the sale of a facility in Cleveland, Ohio and $2.3 million in proceeds from the sale of a controlling interest in a facility in the Dallas, Texas area. Approximately $13.6 million of the property and equipment purchases related to ongoing development projects, and the remaining $6.9 million represents purchases of equipment at existing facilities. Approximately $8.1 million of the property and equipment purchases was paid to acquire property adjacent to one of our London facilities. During the six months ended June 30, 2008, net cash provided by financing activities was $11.8 million, which resulted primarily from the proceeds of long-term debt of $24.6 million, offset by payments on long-term debt of $13.0 million.

Cash and cash equivalents were $89.4 million at June 30, 2008 as compared to $76.8 million at December 31, 2007, and net working capital was $3.0 million at June 30, 2008 as compared to a working capital deficit of $12.6 million at December 31, 2007. The overall negative working capital position at December 31, 2007, is primarily the result of $62.5 million due to affiliates, respectively, associated with our cash management system being employed for our unconsolidated facilities. We had $63.8 million due to affiliates at June 30, 2008. As discussed below, we have sufficient availability under our new credit facility, together with our operating cash flows, to service our obligations.

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

Senior secured credit facility

The senior secured credit facility (credit facility) provides for borrowings of up to $630.0 million (with a $150.0 million accordion feature described below), consisting of (1) a $100.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. On April 19, 2007, we borrowed $430.0 million of the term loan facility concurrent with the merger. In May 2007, we borrowed an additional $29.5 million under the delayed draw feature of the term loan facility to finance the acquisition of an additional surgery center in St. Louis, Missouri. In August 2007, we borrowed an additional $34.0 million under the delayed draw feature of the term loan facility to finance a buy-up of ownership in five of our existing St. Louis facilities. In April 2008, we borrowed $14.0 million under the delayed draw facility to finance a buy-up of ownership in three of our existing St. Louis facilities. The remaining $22.5 million of the delayed draw feature of the term loan facility is available until December 31, 2008 to fund additional buy-ups in facilities we operate in St. Louis and/or to purchase an ownership interest in one new facility in the St. Louis area. In addition, we may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we pay quarterly commitment fees of 1.75% per annum and 0.50% per annum on the daily-unused commitment of the delayed draw facility and revolving credit facility, respectively. We also pay a quarterly participation fee of 2.125% per annum related to outstanding letters of credit. The term loans under the credit facility require principal payments each year in an amount of 1% per annum in equal quarterly installments. No principal payments are required on the revolving credit facility or delayed draw term loan facility during its delayed draw availability period. At June 30, 2008, we had $502.1 million of debt outstanding under the Credit Facility at an interest rate of approximately 5.4%. At June 30, 2008, we had $98.4 million available for borrowing under the revolving credit facility, representing the facility’s $100.0 million capacity, net of $1.6 million of outstanding letters of credit.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We were in compliance with these covenants as of June 30, 2008.

Senior subordinated notes

Also in connection with the merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest); or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. The Notes are unsecured senior subordinated obligations of our company; however, the Notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We were in compliance with these covenants as of June 30, 2008.

United Kingdom borrowings

In April 2007, we entered into an amended and restated credit agreement, which covered our existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional term loan B facility of £10 million. In March 2008, we further amended our U.K. Agreement to provide for a £2.0 million Term Loan C facility. We borrowed the entire £2.0 million (approximately $4.0 million at June 30, 2008) in March 2008 to acquire property adjacent to one of our hospitals in London. Excluding availability on the overdraft facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At June 30, 2008, we had approximately £43.7 million (approximately $87.1 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 6.6%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are required on the Term Loan A, which began in June 2007, and approximate $6.0 million in the first and second year, $8.0 million in the third and fourth year; $10.0 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and has a maturity of six years. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million at June 30, 2008) beginning in June 2008 and continuing through its maturity date of February 2013 when the final payment of £0.5 million (approximately $1.0 million) is due. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We were in compliance with these covenants as of June 30, 2008.

We also have the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million (approximately $5.0 million at June 30, 2008). The exact terms and payments are negotiated upon a draw on the facility. No amounts were outstanding at June 30, 2008.

Contractual Cash Obligations

Our contractual cash obligations as of June 30, 2008 are summarized as follows:

	Payments Due by Period
		Within	Years	Years	Beyond
Contractual Cash Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)

Long-term debt obligations (principal plus interest)(1):
U.S. Term loan facility (Term B)	$706,648	$41,062	$81,670	$80,197	$503,719
Senior subordinated notes, due 2017	429,925	21,300	42,600	42,600	323,425
Senior subordinated toggle notes, due 2017	364,958	18,500	37,000	37,000	272,458
Amended and restated U.K. credit facility	106,930	12,507	26,861	67,562	—
Other debt at operating subsidiaries	43,246	12,005	16,837	7,872	6,532
Capitalized lease obligations	76,548	8,412	15,603	11,856	40,677
Operating lease obligations	69,598	13,686	22,187	13,426	20,299

Total contractual cash obligations	$1,797,853	$127,472	$242,758	$260,513	$1,167,110

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the June 30, 2008 rates applicable to each debt instrument and also gives effect to the interest rate swap designated in a cash flow hedging relationship against a portion of the U.K. credit facility.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $79.4 million at June 30, 2008, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was 45.6% at June 30, 2008. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At June 30, 2008, the total debt on the balance sheets of our unconsolidated affiliates was approximately $278.6 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 25.0% at June 30, 2008. USPI or one of its wholly owned subsidiaries had collectively guaranteed $32.2 million of the $278.6 million in total debt of our unconsolidated affiliates as of June 30, 2008. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $18.1 million as of June 30, 2008. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

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

Related Party Transactions

Included in general and administrative expenses of the Successor are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2008, respectively. Such amounts accrue at an annual rate of $2.0 million.

We regularly engage in purchases and sales of ownership interests in our facilities. We operate 21 surgical facilities in partnership with the Baylor Health Care System (Baylor) and local physicians in the Dallas/Fort Worth area. Baylor’s Chief Executive Officer, Joel T. Allison, is a member of our board of directors. In June 2008, Baylor acquired a controlling interest in a facility it already co-owned with us and local physicians, which transferred control of the facility from us to Baylor. As a result, we now account for our investment in this facility under the equity method. The interest was acquired from us in exchange for $2.3 million in cash. A $0.9 million pretax loss was generated on the sale. We believe that the sales price was negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

In June 2008, we purchased all of Baylor’s ownership interests in an entity Baylor co-owned with us. This entity has ownership and manages five facilities in the Dallas/Fort Worth area. The purchase price was approximately $3.9 million in cash. This entity is now wholly owned by us. We believe that the sales price was negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale. As noted above, we still operate 21 surgical facilities with Baylor. After this transaction, we account for all of the facilities we operate with Baylor under the equity method.

We issued warrants with an estimated fair value of $0.3 million to Baylor in January 2008. Similar grants have been made to other healthcare systems with which we operate facilities.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amounts of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are evaluating what impact SFAS 160 will have on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. We elected to adopt the provisions of SFAS 161 during the first quarter of 2008. The adoption of SFAS 161 did not have any impact on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP 142-3 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. The guidance in SFAS 162 replaces that prescribed in Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, and becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have an impact on our consolidated financial position, results of operations or cash flows.

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

As further discussed in Note 5 in the accompanying consolidated financial statements, in order to manage interest rate risk related to a portion of our variable-rate U.K. debt, on February 29, 2008, we entered into an interest rate swap agreement for a notional amount of £20.0 million (approximately $39.8 million at June 30, 2008). The interest rate swap requires us to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (5.9% at June 30, 2008), which is reset quarterly. The interest rate swap expires in March 2011. No collateral is required under the interest rate swap agreement. As of June 30, 2008, the rate under our swap agreement was favorable compared to the market. The interest rate swap serves to stabilize our cash flow and expense but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term.

Additionally, effective July 24, 2008, in order to manage interest rate risk related to a portion of our variable-rate U.S. Term Loan B, we entered into an interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires us to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR, which is paid and reset quarterly. The interest rate swap expires in July 2011. No collateral is required under the interest rate swap agreement.

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At June 30, 2008, $513.8 million of our outstanding debt was in fixed rate instruments and the remaining $551.3 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $5.5 million.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings, that might have a material adverse impact on the Company.

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

Date: August 4, 2008

By:	/s/ John J. Wellik
John J. Wellik
Senior Vice President, Accounting
and Administration, and Secretary
(Principal Accounting Officer)

Exhibit Index

3.1		Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.1		Indenture governing 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinated Toggle Note due 2017, among United Surgical Partners International, Inc., the Guarantors named therein and U.S. Bank National Association, as trustee. (previously filed as an Exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.2		Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.