Form 10-Q
period 2008-09-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2008-11-04
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

The number of shares of Common Stock of the Registrant outstanding at November 4, 2008 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note: Items 1A, 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
United Surgical Partners International, Inc.:

We have reviewed the accompanying consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of September 30, 2008, the related consolidated statements of operations and comprehensive income (loss) for the three-month periods ended September 30, 2008 and 2007 (Successor) and the nine-month period ended September 30, 2008 (Successor), the period from April 19, 2007 through September 30, 2007 (Successor), and the period from January 1, 2007 through April 18, 2007 (Predecessor) and the related consolidated statements of cash flows for the nine-month period ended September 30, 2008 (Successor), the period from April 19, 2007 through September 30, 2007 (Successor) and the period from January 1, 2007 through April 18, 2007 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management.

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
November 3, 2008

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
(except share data)

	September 30,	December 31,
	2008	2007
	(In thousands)
	(Unaudited)

ASSETS
Cash and cash equivalents	$123,914	$76,758
Accounts receivable, net of allowance for doubtful accounts of $11,789 and $12,721, respectively	56,756	59,557
Other receivables	13,446	8,974
Inventories of supplies	9,082	9,495
Prepaids and other current assets	17,705	20,056

Total current assets	220,903	174,840
Property and equipment, net	217,233	229,039
Investments in affiliates	285,098	267,357
Goodwill and intangible assets, net	1,601,298	1,590,820
Other assets	14,463	15,337

Total assets	$2,338,995	$2,277,393

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$23,456	$22,982
Accrued salaries and benefits	25,528	24,671
Due to affiliates	98,563	62,500
Accrued interest	19,616	13,436
Current portion of long-term debt	24,078	25,311
Other current liabilities	37,827	38,509

Total current liabilities	229,068	187,409
Long-term debt, less current portion	1,086,033	1,072,751
Other long-term liabilities	17,506	17,950
Deferred tax liability, net	121,083	109,414

Total liabilities	1,453,690	1,387,524
Minority interests	82,733	83,063
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized; issued and outstanding	—	—
Additional paid-in capital	801,539	799,562
Accumulated other comprehensive loss	(29,321)	(1,485)
Retained earnings	30,354	8,729

Total stockholder’s equity	802,572	806,806

Total liabilities and stockholder’s equity	$2,338,995	$2,277,393

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(Unaudited — in thousands)

Revenues:
Net patient service revenues	$134,469	$137,146
Management and contract service revenues	17,757	16,267
Other revenues	1,437	1,256

Total revenues	153,663	154,669
Equity in earnings of unconsolidated affiliates	11,420	6,561
Operating expenses:
Salaries, benefits, and other employee costs	45,172	44,095
Medical services and supplies	27,338	27,239
Other operating expenses	25,188	25,605
General and administrative expenses	9,766	9,339
Provision for doubtful accounts	2,146	2,582
Depreciation and amortization	8,856	10,990

Total operating expenses	118,466	119,850

Operating income	46,617	41,380
Interest income	685	1,090
Interest expense	(21,159)	(24,429)
Other, net	(708)	(361)

Total other expense, net	(21,182)	(23,700)
Income before minority interests	25,435	17,680
Minority interests in income of consolidated subsidiaries	(11,915)	(13,866)

Income from continuing operations before income taxes	13,520	3,814
Income tax expense	(6,073)	(3,867)

Income (loss) from continuing operations	7,447	(53)
Loss from discontinued operations, net of tax	(6)	(123)

Net income (loss)	$7,441	$(176)

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Successor		Predecessor
		Period from	Period from
	Nine Months	April 19	January 1
	Ended	through	through
	September 30,	September 30,	April 18,
	2008	2007	2007
	(Unaudited — in thousands)
Revenues:
Net patient service revenues	$424,081	$254,195	$170,598
Management and contract service revenues	53,915	29,332	19,142
Other revenues	3,969	2,287	1,615

Total revenues	481,965	285,814	191,355
Equity in earnings of unconsolidated affiliates	32,563	13,805	9,906
Operating expenses:
Salaries, benefits, and other employee costs	138,820	79,559	53,871
Medical services and supplies	85,183	49,792	34,308
Other operating expenses	81,391	46,179	31,744
General and administrative expenses	29,933	17,898	39,277
Provision for doubtful accounts	5,956	5,463	3,297
Depreciation and amortization	27,702	19,740	12,426

Total operating expenses	368,985	218,631	174,923

Operating income	145,543	80,988	26,338
Interest income	2,509	1,841	933
Interest expense	(65,111)	(43,645)	(9,521)
Loss on early retirement of debt	—	—	(2,435)
Other, net	(463)	(234)	798

Total other expense, net	(63,065)	(42,038)	(10,225)
Income before minority interests	82,478	38,950	16,113
Minority interests in income of consolidated subsidiaries	(41,264)	(28,117)	(18,866)

Income (loss) from continuing operations before income taxes	41,214	10,833	(2,753)
Income tax expense	(18,687)	(6,544)	(4,145)

Income (loss) from continuing operations	22,527	4,289	(6,898)
Loss from discontinued operations, net of tax	(902)	(317)	(251)

Net income (loss)	$21,625	$3,972	$(7,149)

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Successor
	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(Unaudited — in thousands)

Net income (loss)	$7,441	$(176)
Other comprehensive income (loss):
Foreign currency translation adjustments	(28,696)	2,400
Unrealized loss on interest rate swaps, net of tax	(862)	—

Other comprehensive income (loss)	(29,558)	2,400

Comprehensive income (loss)	$(22,117)	$2,224

	Successor		Predecessor
		Period from	Period from
	Nine Months	April 19	January 1
	Ended	through	through
	September 30,	September 30,	April 18,
	2008	2007	2007
	(Unaudited — in thousands)
Net income (loss)	$21,625	$3,972	$(7,149)
Other comprehensive income (loss):
Foreign currency translation adjustments	(27,796)	3,017	2,169
Unrealized loss on interest rate swaps, net of tax	(40)	—	—

Other comprehensive income	(27,836)	3,017	2,169

Comprehensive income (loss)	$(6,211)	$6,989	$(4,980)

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Successor		Predecessor
		Period from	Period from
	Nine Months	April 19	January 1
	Ended	through	through
	September 30,	September 30,	April 18,
	2008	2007	2007
	(Unaudited — in thousands)
Cash flows from operating activities:
Net income (loss)	$21,625	$3,972	$(7,149)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on discontinued operations	902	317	251
Provision for doubtful accounts	5,956	5,463	3,297
Depreciation and amortization	27,702	19,740	12,426
Loss on early retirement of debt	—	—	2,435
Loss (gain) on sale of equity interests	1,863	565	(897)
Amortization of debt issue costs and discount	2,133	1,214	202
Deferred income tax expense	11,126	3,463	1,328
Equity in earnings of unconsolidated affiliates, net of distributions received	(5,291)	1,015	4,335
Minority interests in income of consolidated subsidiaries, net of distributions paid	(687)	965	468
Equity-based compensation	1,876	936	17,100
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(5,789)	(1,849)	(973)
Other receivables	(6,513)	(1,088)	509
Inventories of supplies, prepaids and other current assets	1,214	3,891	919
Accounts payable and other current liabilities	10,305	15,330	12,060
Long-term liabilities	(591)	836	(1,390)
Tax benefit related to increase in value of equity awards	—	—	(15,822)

Net cash provided by operating activities	65,831	54,770	29,099

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(62,885)	(78,534)	(26,705)
Proceeds from sale of businesses and equity interests	12,151	5,879	15,916
Purchases of property and equipment	(26,526)	(8,117)	(6,172)
Returns of capital from unconsolidated affiliates	2,374	987	556
Decrease (increase) in deposits and notes receivable	722	8,665	(9,084)

Net cash used in investing activities	(74,164)	(71,120)	(25,489)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	43,026	910,429	20,684
Payments on long-term debt	(22,203)	(216,293)	(7,424)
Proceeds from issuances of common stock	—	—	6,135
Net equity contribution from USPI Group Holdings, Inc.	8	779,279	—
Tax benefit related to increase in value of equity awards	—	—	15,822
Payments to repurchase common stock	—	(1,430,879)	—
Increase (decrease) in cash held on behalf of unconsolidated affiliates	35,999	(3,597)	13,895
Expenses paid on behalf of USPI Group Holdings, Inc.	—	(7,862)	—
Returns of capital to minority interest holders	(1,444)	(1,686)	(943)

Net cash provided by financing activities	55,386	29,391	48,169

Cash flows of discontinued operations:
Operating cash flows	160	534	(761)
Investing cash flows	(76)	(100)	(827)
Financing cash flows	(34)	60	1,379

Net cash provided by (used in) discontinued operations	50	494	(209)

Effect of exchange rate changes on cash	53	27	(113)

Net increase in cash and cash equivalents	47,156	13,562	51,457
Cash and cash equivalents at beginning of period	76,758	83,197	31,740

Cash and cash equivalents at end of period	$123,914	$96,759	$83,197

Supplemental information:
Interest paid	$56,689	$19,612	$9,861
Income taxes paid	5,665	3,314	1,909
Non-cash transactions:
Assets acquired under capital lease obligations	$1,089	$3,418	$1,677
Receipt of note receivable for sale of minority interest	601	—	—
Predecessor rollover equity	—	18,192	—

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of ambulatory surgery centers, surgical hospitals and related businesses in the United States and Europe. At September 30, 2008, the Company, headquartered in Dallas, Texas, operated 158 short-stay surgical facilities. Of these 158 facilities, the Company consolidates the results of 59, accounts for 98 under the equity method, and holds no ownership in the remaining facility, which is operated by USPI under a management agreement. The Company operates in two countries, with 155 of its 158 facilities located in the United States of America; the remaining three facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At September 30, 2008, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 92 of the Company’s 155 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

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

(2)	Discontinued Operations and Other Dispositions

During 2008 and 2007, the Company sold all of its ownership interests in ten facilities as summarized below:

Date	Facility Location	Proceeds	Gain (Loss)

July 2008	Manitowoc, Wisconsin(1)	$0.8 million	—
July 2008	Orlando, Florida(1)	$0.5 million	$(0.4 million	)
June 2008	Cleveland, Ohio(2)	$1.6 million	$(1.0 million	)
April 2008	Los Angeles, California(1)	—	—
February 2008	Sarasota, Florida(1)	$0.5 million	—
December 2007	Houston, Texas(2)	—	$(0.6 million	)
December 2007	Decatur, Alabama(2)	$0.3 million	$(2.2 million	)
November 2007	Canton, Mississippi(2)	—	$(0.9 million	)
September 2007	Atlanta, Georgia(1)	$1.8 million	$0.7 million
September 2007	Baltimore, Maryland(1)	—	$(1.2 million	)

(1)	Because these investments were accounted for under the equity method, the results of operations of these facilities are not reported as discontinued operations. The gain (loss) on the disposal of these facilities is recorded in other income (expense) in the accompanying consolidated statements of operations.

(2)	In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified its historical results of operations to remove the operations of these facilities from the Company’s revenues and expenses on the accompanying consolidated statements of operations, collapsing the income (loss) related to these facilities’ operations and the Company’s disposal of them into a single line, “Loss from discontinued operations, net of tax.” The table below summaries certain amounts related to the Company’s discontinued operations for the periods presented (in thousands).

	Successor				Predecessor
				Period from	Period from
	Three Months	Nine Months	Three Months	April 19	January 1
	Ended	Ended	Ended	through	through
	September 30,	September 30,	September 30,	September 30,	April 18,
	2008	2008	2007	2007	2007
Revenues	$—	$3,108	$3,262	$6,023	$3,693

Income (loss) from discontinued operations before income taxes	$(10)	$97	$(188)	$(488)	$(386)
Income tax (expense) benefit	4	(34)	65	171	135

Income (loss) from discontinued operations	$(6)	$63	$(123)	$(317)	$(251)

Loss on sale of discontinued operations before income taxes	$—	$(965)	$—	$—	$—
Income tax benefit	—	—	—	—	—

Loss on sale of discontinued operations	$—	$(965)	$—	$—	$—

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In addition to the sales of ownership interests noted above, the Company sold controlling interests to various hospital partners during 2008 and 2007, which are described below. The Company’s continuing involvement as an equity method investor and manager of the facilities precludes classification of these transactions as discontinued operations. Gains and losses are recorded in other income (expense) in the accompanying consolidated statements of operations.

Date	Facility Location	Proceeds	Gain (Loss)

July 2008	Beaumont, Texas	$1.2 million	$(0.5 million	)
June 2008	Dallas, Texas(1)	$2.3 million	$(0.9 million	)
June 2008	Houston, Texas(2)	$0.6 million	—
March 2008	Redding, California(3)	$1.7 million	—
April 2007	Corpus Christi, Texas(4)	$6.1 million	$0.9 million

(1)	The hospital partner already had an ownership interest in the facility and acquired a controlling interest from the Company in this transaction. Additionally, this hospital partner is a related party (Note 8).

(2)	Because the Company is considered the primary beneficiary of this entity under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (as amended), the Company consolidates the entity, and continues to ultimately consolidate the facility’s operating results. The sales price of $0.6 million was paid in the form of a note receivable from the buyer.

(3)	The Company sold a controlling interest in two facilities and gained a noncontrolling interest in a third facility in Redding.

(4)	The Company sold a controlling interest in two facilities.

(3)	Acquisitions and Equity Method Investments

The Company has made the following business combinations during the nine months ended September 30, 2008:

Effective Date	Facility Location	Purchase Price

September 2008	St. Louis, Missouri(1)	$18.0 million
September 2008	St. Louis, Missouri(2)	$15.8 million
August 2008	St. Louis, Missouri(2)	$3.0 million
June 2008	Dallas, Texas(3)	$3.9 million
April 2008	St. Louis, Missouri(4)	$14.1 million

(1)	The Company acquired additional ownership in two of its existing facilities.

(2)	The Company had no previous investment in this facility.

(3)	The Company purchased all of a healthcare system’s ownership interests in an entity it co-owned with the Company. This entity has ownership in and manages five facilities in the Dallas/Fort Worth area (Note 8). This holding company was already a subsidiary of the Company and is now wholly owned by the Company.

(4)	The Company acquired additional ownership in three of its existing facilities.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Following are the unaudited pro forma results for the periods presented as if these acquisitions had occurred on January 1 of each year (in thousands):

	Successor				Predecessor
				Period from	Period from
	Three Months	Nine Months	Three Months	April 19	January 1
	Ended	Ended	Ended	Through	Through
	September 30,	September 30,	September 30,	September 30,	April 18,
	2008	2008	2007	2007	2007
Net revenues	$155,605	$489,602	$157,547	$290,389	$193,620
Income (loss) from continuing operations	8,110	25,830	1,426	6,940	(5,538)

Additionally, during the nine months ended September 30, 2008, the Company purchased additional ownership in various consolidated facilities for approximately $4.8 million. The adjustments to arrive at pro forma operating results for these acquisitions are not material.

The Company also engages in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the nine months ended September 30, 2008, these transactions resulted in a net cash inflow of approximately $0.3 million, which is summarized as follows:

•	Receipt of $3.6 million from a not-for-profit hospital partner that obtained additional ownership in a facility in the Kansas City, Missouri area;

•	Investment of $1.1 million in a joint venture with one of the Company’s not-for-profit hospital partners which the joint venture used to acquire ownership in a facility in the Las Vegas, Nevada, area;

•	Investment of $1.4 million in a surgical facility in Knoxville, Tennessee, jointly owned with one of the Company’s not-for-profit hospital partners; and

•	Net payment of approximately $0.8 million related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Unconsolidated facilities operated at period-end	98	91	98	91
Income statement information:
Revenues	$246,890	$197,042	$716,013	$565,541
Operating expenses:
Salaries, benefits, and other employee costs	62,370	55,258	179,106	150,416
Medical services and supplies	52,568	42,492	150,939	118,567
Other operating expenses	62,310	52,331	182,563	148,145
Depreciation and amortization	11,839	10,535	36,490	28,804

Total operating expenses	189,087	160,616	549,098	445,932

Operating income	57,803	36,426	166,915	119,609
Interest expense, net	(6,105)	(5,826)	(18,311)	(14,672)
Other, net	865	1,542	2,301	643

Income before income taxes	$52,563	$32,142	$150,905	$105,580

Balance sheet information:
Current assets	$209,722	$181,389	$209,722	$181,389
Noncurrent assets	400,456	381,113	400,456	381,113
Current liabilities	132,137	109,004	132,137	109,004
Noncurrent liabilities	283,048	280,640	283,048	280,640

(4)	Long-Term Debt

(a)	Senior secured credit facility

In April 2008, the Company borrowed $14.0 million to finance the acquisition of additional ownership in three of its existing St. Louis facilities. In September 2008, the Company borrowed $17.5 million to finance the acquisition of additional ownership in two of its existing St. Louis facilities. Both amounts were borrowed under the Company’s delayed draw facility. The remaining $5.0 million of the delayed draw facility is available until December 31, 2008 to acquire additional interests in the Company’s existing St. Louis facilities and/or a new facility in the St. Louis area.

The Company’s senior secured credit facility provides access to a $100.0 million revolving credit facility, which matures in 2013. Due to the recent bankruptcy of one of the lenders in the credit facility, the amount available under the revolving credit facility is likely to be reduced to $85.0 million.

(b)	United Kingdom borrowings

In March 2008, the Company entered into an amended credit agreement (U.K. Agreement), which covers the Company’s existing U.K. overdraft facility and term loan facilities. This amendment provided for a £2.0 million Term Loan C facility. The Company borrowed the entire £2.0 million (approximately $3.6 million at September 30, 2008) to acquire property adjacent to one of its hospitals in London. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million at September 30, 2008) which began in June 2008 and

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

continue through its maturity date of February 2013, when the final payment of £0.5 million (approximately $0.9 million at September 30, 2008) is due.

(5)	Interest Rate Swaps

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

In order to manage the Company’s interest rate risk related to a portion of its variable-rate senior secured credit facility, effective July 24, 2008, the Company entered into a three-year interest rate swap agreement for a notional amount of $200.0 million. The interest swap requires the Company to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (2.80% at September 30, 2008), which is reset quarterly. No collateral is required under the interest rate swap agreement.

In order to manage the Company’s interest rate risk related to a portion of its variable-rate U.K. debt, on February 29, 2008, the Company entered into an interest rate swap agreement for a notional amount of £20.0 million (approximately $35.6 million at September 30, 2008). The interest rate swap requires the Company to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (6.3% at September 30, 2008), which is reset quarterly. The interest rate swap matures in March 2011. No collateral is required under the interest rate swap agreement.

The proceeds from the swaps are used to settle the Company’s interest obligations on the hedged portion of the variable rate debt, which has the overall outcome of the Company paying and expensing a fixed rate of interest on the hedged debt.

SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. In accordance with SFAS 133, the Company designated the interest rate swaps as cash flow hedges of certain of its variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and would be classified as interest expense in the Company’s consolidated statements of operations. The Company recorded no such expense for the three and nine months ended September 30, 2008.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

At September 30, 2008, the fair values of the U.S. and U.K. interest rate swaps were each approximately $0.1 million. The U.S. interest rate swap is in a liability position and is included in other long-term liabilities, while the U.K. interest rate swap is in an asset position and is included in other assets in the accompanying consolidated balance sheet.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Total equity-based compensation included in the accompanying consolidated statements of operations, classified by line item, is as follows (in thousands):

	Successor				Predecessor
				Period from	Period from
	Three Months	Nine Months	Three Months	April 19	January 1
	Ended	Ended	Ended	through	through
	September 30,	September 30,	September 30,	September 30,	April 18,
	2008	2008	2007	2007	2007
Equity in earnings of unconsolidated affiliates	$—	$—	$—	$—	$20
Salaries, benefits and other employee costs	182	790	—	—	959
General and administrative expenses	246	750	120	594	16,144
Other operating expenses	—	336	342	342	—
Minority interests in income of consolidated subsidiaries	—	—	—	—	(23)

Expense before income tax benefit	428	1,876	462	936	17,100
Income tax benefit(1)	(93)	(371)	(61)	(117)	(5,366)

Total equity-based compensation expense, net of tax	$335	$1,505	$401	$819	$11,734

Total equity-based compensation, included in the accompanying consolidated statements of operations, classified by type of award, is as follows (in thousands):

	Successor				Predecessor
				Period from	Period from
	Three Months	Nine Months	Three Months	April 1	January 1
	Ended	Ended	Ended	through	through
	September 30,	September 30,	September 30,	September 30,	April 18,
	2008	2008	2007	2007	2007
Share awards	$286	$884	$124	$472	$13,202
Stock options	142	656	(4)	122	3,797
Warrants	—	336	342	342	—
ESPP	—	—	—	—	101

Expense before income tax benefit	428	1,876	462	936	17,100
Income tax benefit(1)	(93)	$(371)	(61)	(117)	(5,366)

Total equity-based compensation expense, net of tax	$335	$1,505	$401	$819	$11,734

(1)	There is a tax benefit related to portions of the Company’s equity-based compensation. However, the realizability of this and other deductions is affected by the Company generating net operating losses in its overall U.S. tax computations since the merger. As the Company does not consider it more likely than not that these losses will be used to offset future taxable income, the Successor’s overall tax computations include a full valuation allowance against its U.S. net operating loss carryforwards and other deferred tax assets.

(7)	Segment Disclosures

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

Successor	United	United
Three Months Ended September 30, 2008	States	Kingdom	Total

Net patient service revenues	$103,386	$31,083	$134,469
Other revenues	19,194	—	19,194

Total revenues	$122,580	$31,083	$153,663

Depreciation and amortization	$7,085	$1,771	$8,856
Operating income	39,910	6,707	46,617
Net interest expense	(19,168)	(1,306)	(20,474)
Income tax expense	(4,552)	(1,521)	(6,073)
Total assets	1,996,992	342,003	2,338,995
Capital expenditures	4,595	2,020	6,615

Successor	United	United
Nine Months Ended September 30, 2008	States	Kingdom	Total

Net patient service revenues	$327,755	$96,326	$424,081
Other revenues	57,884	—	57,884

Total revenues	$385,639	$96,326	$481,965

Depreciation and amortization	$22,343	$5,359	$27,702
Operating income	124,932	20,611	145,543
Net interest expense	(58,402)	(4,200)	(62,602)
Income tax expense	(13,951)	(4,736)	(18,687)
Total assets	1,996,992	342,003	2,338,995
Capital expenditures	13,109	14,506	27,615

Successor	United	United
Three Months Ended September 30, 2007	States	Kingdom	Total

Net patient service revenues	$107,213	$29,933	$137,146
Other revenues	17,523	—	17,523

Total revenues	$124,736	$29,933	$154,669

Depreciation and amortization	$7,868	$3,122	$10,990
Operating income	37,359	4,021	41,380
Net interest expense	(21,696)	(1,643)	(23,339)
Income tax (expense) benefit	(4,242)	375	(3,867)
Total assets	2,001,047	280,333	2,281,380
Capital expenditures	4,444	2,436	6,880

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Successor	United	United
Period From April 19 through September 30, 2007	States	Kingdom	Total

Net patient service revenues	$200,636	$53,559	$254,195
Other revenues	31,619	—	31,619

Total revenues	$232,255	$53,559	$285,814

Depreciation and amortization	$14,185	$5,555	$19,740
Operating income	73,308	7,680	80,988
Net interest expense	(38,908)	(2,896)	(41,804)
Income tax (expense) benefit	(6,641)	97	(6,544)
Total assets	2,001,047	280,333	2,281,380
Capital expenditures	7,564	3,971	11,535

Predecessor	United	United
Period from January 1 through April 18, 2007	States	Kingdom	Total

Net patient service revenues	$136,865	$33,733	$170,598
Other revenues	20,757	—	20,757

Total revenues	$157,622	$33,733	$191,355

Depreciation and amortization	$9,487	$2,939	$12,426
Operating income	20,929	5,409	26,338
Net interest expense	(7,150)	(1,438)	(8,588)
Income tax expense	(2,795)	(1,350)	(4,145)
Total assets	1,114,429	209,279	1,323,708
Capital expenditures	5,224	2,625	7,849

(8)	Related Party Transactions

Included in general and administrative expenses of the Successor are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2008, respectively. Such amounts accrue at an annual rate of $2.0 million.

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

As of September 30, 2008, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $88.2 million. Of the total, $39.5 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and the remaining $48.7 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value at the acquisition date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, SFAS 141R also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will apply to all of the Company’s acquisitions closed on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the Company’s equity. It also requires the amounts of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 will apply to the Company’s minority interests beginning on January 1, 2009.

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

Effective October 1, 2008, the Company acquired ownership interests in three facilities located in Houston, Texas; Denver, Colorado and St. Louis, Missouri. Two of these facilities were acquired in conjunction with a hospital partner.

Additionally, the Company has entered into letters of intent with various entities regarding possible joint venture, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation.

(12)	Condensed Consolidating Financial Statements

The following information is presented as required by regulations of the Securities and Exchange Commission (SEC) in connection with the subordinated notes that have been registered with the SEC. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services.

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

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of September 30, 2008	Guarantors	Investees	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$117,518	$6,396	$—	$123,914
Accounts receivable, net	—	56,714	42	56,756
Other receivables	32,748	48,943	(68,245)	13,446
Inventories of supplies	40	9,042	—	9,082
Prepaids and other current assets	15,048	2,698	(41)	17,705

Total current assets	165,354	123,793	(68,244)	220,903
Property and equipment, net	16,795	199,907	531	217,233
Investments in affiliates	1,053,368	72	(768,342)	285,098
Goodwill and intangible assets, net	767,510	337,878	495,910	1,601,298
Other assets	86,392	889	(72,818)	14,463

Total assets	$2,089,419	$662,539	$(412,963)	$2,338,995

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$1,827	$21,625	$4	$23,456
Accrued expenses and other	197,986	48,852	(65,304)	181,534
Current portion of long-term debt	4,284	21,213	(1,419)	24,078

Total current liabilities	204,097	91,690	(66,719)	229,068
Long-term debt, less current portion	955,056	143,018	(12,041)	1,086,033
Other long-term liabilities	127,694	12,014	(1,119)	138,589
Minority interests	—	11,935	70,798	82,733
Stockholder’s equity	802,572	403,882	(403,882)	802,572

Total liabilities and stockholder’s equity	$2,089,419	$662,539	$(412,963)	$2,338,995

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
As of December 31, 2007	Guarantors	Investees	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$66,665	10,093	$—	$76,758
Accounts receivable, net	—	59,796	(239)	59,557
Other receivables	26,616	43,019	(60,661)	8,974
Inventories of supplies	—	9,597	(102)	9,495
Prepaids and other current assets	17,696	2,473	(113)	20,056

Total current assets	110,977	124,978	(61,115)	174,840
Property and equipment, net	15,452	212,149	1,438	229,039
Investments in affiliates	951,129	1,565	(685,337)	267,357
Goodwill and intangible assets, net	834,711	378,619	377,490	1,590,820
Other assets	93,703	1,102	(79,468)	15,337

Total assets	$2,005,972	$718,413	$(446,992)	$2,277,393

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$1,607	$21,535	$(160)	$22,982
Accrued expenses and other	152,649	46,282	(59,815)	139,116
Current portion of long-term debt	3,787	22,831	(1,307)	25,311

Total current liabilities	158,043	90,648	(61,282)	187,409
Long-term debt, less current portion	926,519	156,725	(10,493)	1,072,751
Other long-term liabilities	114,604	14,054	(1,294)	127,364
Minority interests	—	14,061	69,002	83,063
Stockholder’s equity	806,806	442,925	(442,925)	806,806

Total liabilities and stockholder’s equity	$2,005,972	$718,413	$(446,992)	$2,277,393

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Operations:

Nine Months Ended September 30, 2008		Non-Participating	Consolidation	Consolidated
Successor	Guarantors	Investees	Adjustments	Total

Revenues	$68,716	$430,980	$(17,731)	$481,965
Equity in earnings of unconsolidated affiliates	81,410	1,948	(50,795)	32,563
Operating expenses, excluding depreciation and amortization	56,788	302,222	(17,727)	341,283
Depreciation and amortization	5,082	22,219	401	27,702

Operating income	88,256	108,487	(51,200)	145,543
Interest expense, net	(52,951)	(9,673)	22	(62,602)
Other income (expense), net	(636)	405	(232)	(463)

Income (loss) before minority interests	34,669	99,219	(51,410)	82,478
Minority interests in income of consolidated subsidiaries	—	(5,203)	(36,061)	(41,264)

Income (loss) from continuing operations before income taxes	34,669	94,016	(87,471)	41,214
Income tax expense	(12,142)	(6,547)	2	(18,687)

Income (loss) from continuing operations	22,527	87,469	(87,469)	22,527
Loss from discontinued operations, net of tax	(902)	—	—	(902)

Net income (loss)	$21,625	$87,469	$(87,469)	$21,625

Period from January 1 through April 18, 2007		Non-Participating	Consolidation	Consolidated
Predecessor	Guarantors	Investees	Adjustments	Total

Revenues	$26,714	$173,575	$(8,934)	$191,355
Equity in earnings of unconsolidated affiliates	28,137	158	(18,389)	9,906
Operating expenses, excluding depreciation and amortization	51,244	120,371	(9,118)	162,497
Depreciation and amortization	2,219	9,408	799	12,426

Operating income	1,388	43,954	(19,004)	26,338
Interest expense, net	(4,996)	(3,592)	—	(8,588)
Loss on early retirement of debt	(2,435)	—	—	(2,435)
Other income (expense), net	917	(718)	599	798

Income (loss) before minority interests	(5,126)	39,644	(18,405)	16,113
Minority interests in income of consolidated subsidiaries	—	(4,855)	(14,011)	(18,866)

Income (loss) from continuing operations before income taxes	(5,126)	34,789	(32,416)	(2,753)
Income tax expense	(1,772)	(2,375)	2	(4,145)

Income (loss) from continuing operations	(6,898)	32,414	(32,414)	(6,898)
Loss from discontinued operations, net of tax	(251)	—	—	(251)

Net income (loss)	$(7,149)	$32,414	$(32,414)	$(7,149)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Period from April 19 through September 30, 2007		Non-Participating	Consolidation	Consolidated
Successor	Guarantors	Investees	Adjustments	Total

Revenues	$39,838	$259,263	$(13,287)	$285,814
Equity in earnings of unconsolidated affiliates	42,590	108	(28,893)	13,805
Operating expenses, excluding depreciation and amortization	32,790	179,615	(13,514)	198,891
Depreciation and amortization	3,864	15,544	332	19,740

Operating income	45,774	64,212	(28,998)	80,988
Interest expense, net	(35,776)	(6,035)	7	(41,804)
Other income (expense), net	(300)	207	(141)	(234)

Income before minority interests	9,698	58,384	(29,132)	38,950
Minority interests in income of consolidated subsidiaries	—	(4,711)	(23,406)	(28,117)

Income from continuing operations before income taxes	9,698	53,673	(52,538)	10,833
Income tax expense	(5,409)	(1,336)	201	(6,544)

Income from continuing operations	4,289	52,337	(52,337)	4,289
Loss from discontinued operations, net of tax	(317)	—	—	(317)

Net income	$3,972	$52,337	$(52,337)	$3,972

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Cash Flows:

Nine Months Ended September 30, 2008		Non-Participating	Consolidation	Consolidated
Successor	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$21,625	$87,469	$(87,469)	$21,625
Loss from discontinued operations	902	—	—	902
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	11,247	31,888	169	43,304

Net cash provided by operating activities	33,774	119,357	(87,300)	65,831
Cash flows from investing activities:
Purchases of property and equipment, net	(3,859)	(22,667)	—	(26,526)
Purchases of new businesses and equity interests, net	(50,627)	(107)	—	(50,734)
Other items, net	3,559	(5,120)	4,657	3,096

Net cash used in investing activities	(50,927)	(27,894)	4,657	(74,164)
Cash flows from financing activities:
Long-term borrowings, net	28,284	(8,186)	733	20,831
Other items, net	39,672	(87,027)	81,910	34,555

Net cash provided by (used in) financing activities	67,956	(95,213)	82,643	55,386
Net cash provided by discontinued operations	50	—	—	50
Effect of exchange rate changes on cash	—	53	—	53

Net increase (decrease) in cash	50,853	(3,697)	—	47,156
Cash at the beginning of the period	66,665	10,093	—	76,758

Cash at the end of the period	$117,518	$6,396	$—	$123,914

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Period from January 1 through April 18, 2007		Non-Participating	Consolidation	Consolidated
Predecessor	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$(7,149)	$32,414	$(32,414)	$(7,149)
Loss from discontinued operations	251	—	—	251
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	35,733	21,989	(21,725)	35,997

Net cash provided by operating activities	28,835	54,403	(54,139)	29,099
Cash flows from investing activities:
Purchases of property and equipment, net	(576)	(5,596)	—	(6,172)
Purchases and sales of new businesses and equity interests, net	(10,789)	—	—	(10,789)
Other items, net	(4,490)	(8,411)	4,373	(8,528)

Net cash used in investing activities	(15,855)	(14,007)	4,373	(25,489)
Cash flows from financing activities:
Long-term borrowings, net	(511)	9,688	4,083	13,260
Proceeds from issuance of common stock	6,135	—	—	6,135
Change in cash held on behalf of unconsolidated affiliates	22,306	45	(8,456)	13,895
Other items, net	15,821	(55,081)	54,139	14,879

Net cash provided by (used in) financing activities	43,751	(45,348)	49,766	48,169
Net cash used in discontinued operations	(209)	—	—	(209)
Effect of exchange rate changes on cash	—	(113)	—	(113)

Net increase (decrease) in cash	56,522	(5,065)	—	51,457
Cash at the beginning of the period	23,934	7,806	—	31,740

Cash at the end of the period	$80,456	$2,741	$—	$83,197

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Period from April 19 through September 30, 2007		Non-Participating	Consolidation	Consolidated
Successor	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$3,972	$52,337	$(52,337)	$3,972
Loss from discontinued operations	317	—	—	317
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	23,322	30,448	(3,289)	50,481

Net cash provided by operating activities	27,611	82,785	(55,626)	54,770
Cash flows from investing activities:
Purchases of property and equipment, net	(1,640)	(6,477)	—	(8,117)
Purchases and sales of new businesses and equity interests, net	(72,655)	—	—	(72,655)
Other items	13,430	447	(4,225)	9,652

Net cash used in investing activities	(60,865)	(6,030)	(4,225)	(71,120)
Cash flows from financing activities:
Long-term borrowings, net	703,833	(10,347)	650	694,136
Net equity contribution from USPI Group Holdings, Inc.	779,279	—	—	779,279
Payments to repurchase common stock	(1,430,879)	—	—	(1,430,879)
Other items	(12,082)	(60,264)	59,201	(13,145)

Net cash provided by (used in) financing activities	40,151	(70,611)	59,851	29,391
Net cash provided by discontinued operations	494	—	—	494
Effect of exchange rate changes on cash	—	27	—	27

Net increase (decrease) in cash	7,391	6,171	—	13,562
Cash at the beginning of the period	80,456	2,741	—	83,197

Cash at the end of the period	$87,847	$8,912	$—	$96,759

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans,” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness, general economic and business conditions, including without limitation the condition of financial markets, both nationally and internationally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into or renew managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States and the United Kingdom; liability and other claims asserted against us; the highly competitive nature of the healthcare industry; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses and other health care professionals; the availability of suitable acquisition and development opportunities and the length of time it takes to accomplish acquisitions and developments; our ability to integrate new businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks, and uncertainties discussed in this Quarterly Report on Form 10-Q. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

Overview

We operate ambulatory surgery centers and surgical hospitals in the United States and the United Kingdom. As of September 30, 2008, we operated 158 facilities, consisting of 155 in the United States and three in the United Kingdom. All 155 of our U.S. facilities include local physician owners, and 92 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of a majority of our existing facilities, our agreements with hospital partners provide a framework for the planning and construction of additional facilities in the future, including all five of the facilities we are currently constructing as well as additional projects under development.

Our U.S. facilities, consisting of ambulatory surgery centers and surgical hospitals, specialize in non-emergency surgical cases. Due in part to advancements in medical technology, the volume of surgical cases performed in an outpatient setting has steadily increased over the past two decades. Our facilities earn a fee from patients, insurance companies, or other payers in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. All but three of our facilities are located in the U.S., where we have focused increasingly on adding facilities with hospital partners, which we believe improves the long-term profitability and potential of our facilities.

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

Merger Transaction

As described in our Annual Report on Form 10-K for the year ended December 31, 2007, we were acquired by an investor group led by the private equity firm Welsh, Carson, Anderson & Stowe (Welsh Carson). Accordingly, effective April 19, 2007, we no longer have publicly traded equity securities. See “Combination of Operating Results” below.

Acquisitions, Equity Investments and Development Projects

During the three months ended September 30, 2008, we acquired controlling interests in two additional facilities in the St. Louis area for a total of $18.8 million in cash. Also during this three month period, we acquired additional ownership in two of our existing facilities in the St. Louis area, which we already controlled, for approximately $18.0 million in cash.

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

During the nine months ended September 30, 2008, we purchased additional units in various consolidated facilities for approximately $4.8 million. Three new ambulatory surgery centers developed and operated by us have commenced operations in 2008.

We also engage in investing transactions that are not business combinations. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the nine months ended September 30, 2008, these transactions resulted in a net cash inflow of approximately $0.3 million, which is summarized as follows:

•	Receipt of $3.6 million from a not-for-profit hospital partner that obtained additional ownership in a facility in the Kansas City, Missouri area;

•	Investment of $1.1 million in a joint venture with one of our not-for-profit hospital partners which the joint venture used to acquire ownership in facility in the Las Vegas, Nevada, area;

•	Investment of $1.4 million in a surgical facility in Knoxville, Tennessee, jointly owned with one of our not-for-profit hospital partners; and

•	Net payment of approximately $0.8 million related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

Discontinued Operations and Other Dispositions

During the first nine months of 2008, we sold our interests in four facilities that we accounted for under the equity method. We received net proceeds of $1.8 million on the sale of these facilities and recorded a $0.4 million pretax loss. Because these investments were accounted for under the equity method, the results of operations of these facilities are not reported as discontinued operations. During the first nine months of 2008, we also sold all of our interests in one consolidated facility for $1.6 million, resulting in a loss on sale of discontinued operations of approximately $1.0 million. The results of operations for this facility have been reclassified to discontinued operations for all periods presented.

Additionally, during the first nine months of 2008, we sold controlling interests in five facilities to various hospital partners. We received net proceeds of approximately $5.8 million ($0.6 million was paid in the form of a note receivable) related to these sales and recorded a pretax loss of approximately $0.4 million, which is included in “other, net” in our accompanying consolidated statements of operations. Our continuing involvement as an equity method investor and manager of four of these facilities precludes classification of these transactions as discontinued operations. As further described in Note 2, we continue to consolidate the results of one of the facilities under the provisions of FIN 46R.

During 2007, we sold all of our ownership interests in three consolidated facilities. We received immaterial sales proceeds on the transactions and recorded a pretax loss of approximately $3.7 million. The results of operations of these facilities have been reclassified to discontinued operations for all periods presented. Also during 2007, we sold all of our ownership interests in two unconsolidated facilities. We received $1.8 million in sales proceeds and recorded a pretax loss of $0.5 million on these sales. Because we accounted for these investments under the equity method of accounting, the results of operations of these facilities are not reported as discontinued operations.

Also during 2007, we sold controlling interests in four facilities we operate to various hospital partners. We received net proceeds of $9.8 million and recorded a pretax gain of $0.9 million, which is included in “other, net” in our accompanying consolidated statements of operations. Our continuing involvement as an equity method investor and manager of these facilities precludes classification of these transactions as discontinued operations.

Combination of Operating Results

As a result of the merger, we have reported our operating results and financial position for all periods subsequent to April 19, 2007, as “Successor Periods” and all periods prior to April 19, 2007, as “Predecessor Periods.” For the purposes of presenting a comparison of our 2008 results to our 2007 results, we have presented our 2007 results as the sum, as shown in the table below (in thousands), of our operating results from the Predecessor Period from January 1, 2007 through April 18, 2007 and our operating results for the Successor Period from April 19, 2007 to September 30, 2007. We believe that this presentation provides the most meaningful information about our operating results. However, this approach is not consistent with GAAP. As the acquisition significantly increased our debt and interest expense, as well as resulting in a new basis of accounting for our assets and liabilities, which in turn affects our depreciation and amortization expense, the Predecessor and Successor financial statements are not comparable. In addition, we incurred merger-related expenses during 2007, which also affect the comparability of our financial results for the periods presented.

	Predecessor	Successor
	Period from	Period from	Combined
	January 1 through	April 19 through	Nine Months Ended
	April 18, 2007	September 30, 2007	September 30, 2007

Revenues:
Net patient service revenues	$170,598	$254,195	$424,793
Management and contract service revenues	19,142	29,332	48,474
Other revenues	1,615	2,287	3,902

Total revenues	191,355	285,814	477,169
Equity in earnings of unconsolidated affiliates	9,906	13,805	23,711
Operating expenses:
Salaries, benefits, and other employee costs	53,871	79,559	133,430
Medical services and supplies	34,308	49,792	84,100
Other operating expenses	31,744	46,179	77,923
General and administrative expenses	39,277	17,898	57,175
Provision for doubtful accounts	3,297	5,463	8,760
Depreciation and amortization	12,426	19,740	32,166

Total operating expenses	174,923	218,631	393,554

Operating income	26,338	80,988	107,326
Interest income	933	1,841	2,774
Interest expense	(9,521)	(43,645)	(53,166)
Loss on early retirement of debt	(2,435)	—	(2,435)
Other, net	798	(234)	564

Total other expense, net	(10,225)	(42,038)	(52,263)
Income before minority interests	16,113	38,950	55,063
Minority interests in income of consolidated subsidiaries	(18,866)	(28,117)	(46,983)

Income (loss) from continuing operations before income taxes	(2,753)	10,833	8,080
Income tax expense	(4,145)	(6,544)	(10,689)

Income (loss) from continuing operations	(6,898)	4,289	(2,609)
Loss from discontinued operations, net of tax	(251)	(317)	(568)

Net income (loss)	$(7,149)	$3,972	$(3,177)

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenues of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and contract service revenues, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians and hospitals. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
				Combined
	2008	2007	2008	2007

Net patient service revenues	88%	89%	88%	89%
Management and contract service revenues	12	10	11	10
Other revenues	—	1	1	1

Total revenues	100%	100%	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. As a percent of our total revenues, these revenues did not materially change as compared to the corresponding prior year period.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
				Combined
	2008	2007	2008	2007

Management of surgical facilities	$9,784	$8,394	$29,430	$24,949
Contract services provided to physicians, hospitals and related entities	7,973	7,873	24,485	23,525

Total management and contract service revenues	$17,757	$16,267	$53,915	$48,474

The following table summarizes our revenues by operating segment:

	Three Months Ended		Nine Months
	September 30,		Ended September 30,
				Combined
	2008	2007	2008	2007

United States	80%	81%	80%	82%
United Kingdom	20	19	20	18

Total	100%	100%	100%	100%

As described above, we have completed several acquisitions and dispositions in the past twelve months. Overall, the net number of facilities we operate increased by three from September 30, 2007 to September 30, 2008. These additional facilities are in the United States. The number of facilities we account for under the equity method increased, on a net basis, by seven. Our revenue growth related to equity method facilities is limited to the fees we earn for managing them. This factor, together with strong revenue growth in the U.K., resulted in the proportion of our total revenues derived from U.S. operations to decrease slightly in the three and nine months ended September 30, 2008, as compared to the corresponding prior year periods.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$246,890	$197,042	$716,013	$565,541
Operating expenses:
Salaries, benefits, and other employee costs	62,370	55,258	179,106	150,416
Medical services and supplies	52,568	42,492	150,939	118,567
Other operating expenses	62,310	52,331	182,563	148,145
Depreciation and amortization	11,839	10,535	36,490	28,804

Total operating expenses	189,087	160,616	549,098	445,932

Operating income	57,803	36,426	166,915	119,609
Interest expense, net	(6,105)	(5,826)	(18,311)	(14,672)
Other	865	1,542	2,301	643

Income before income taxes	$52,563	$32,142	$150,905	$105,580

Long-term debt	$274,243	$269,668	$274,243	$269,668
USPI’s equity in earnings of unconsolidated affiliates	11,420	6,561	32,563	23,711
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	21.7%	20.4%	21.6%	22.5%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	25.1%	25.8%	25.1%	25.8%
Unconsolidated facilities operated at period end	98	91	98	91

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about its involvement in equity method investments.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period.

Results of Operations

The following table summarizes certain statement of operations items expressed as a percentage of revenues for the periods indicated:

			Nine Months
	Three Months Ended September 30,		Ended September 30,
				Combined
	2008	2007	2008	2007

Total revenues	100%	100%	100%	100%
Equity in earnings of unconsolidated affiliates	7.4	4.2	6.8	5.0
Operating expenses, excluding depreciation and amortization	(71.3)	(70.4)	(70.8)	(75.7)
Depreciation and amortization	(5.8)	(7.0)	(5.8)	(6.8)

Operating income	30.3	26.8	30.2	22.5
Minority interests in income of consolidated entities	(7.8)	(9.0)	(8.6)	(9.8)
Interest and other expense, net	(13.7)	(15.3)	(13.0)	(11.0)

Income from continuing operations before income taxes	8.8	2.5	8.6	1.7
Income tax expense	(4.0)	(2.5)	(3.9)	(2.3)

Income (loss) from continuing operations	4.8	—	4.7	(0.6)
Loss from discontinued operations	—	(0.1)	(0.2)	(0.1)

Net income (loss)	4.8%	(0.1)%	4.5%	(0.7)%

Executive Summary

We continue to grow our existing facilities, develop new facilities with our not-for-profit hospital partners, and add others selectively through acquisition. Our operating results continue to be strong. The revenues of the facilities we operate, more than half of which are accounted for under the equity method, grew 14% and 15% in the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods, and our overall operating income margin increased. Our increases in profit in the U.S. were driven primarily by increases in the average rate at which we are reimbursed, while our U.K. facilities benefited mostly from increases in volume.

We added seven facilities during the first nine months of 2008 and sold four facilities. Our development pipeline remains active, with ten facilities under development at September 30, 2008, of which five have reached the stage of commencing construction. All ten of these facilities are being developed with a hospital partner.

While our overall operating income margin increased by 770 basis points compared to the nine months ended September 30, 2007, there were factors significantly affecting the comparability of our results. The most significant was that, in conjunction with Welsh Carson acquiring us in April 2007, we incurred $25.3 million of merger-related expenses during the combined nine months ended September 30, 2007 that did not recur in 2008. Second, in finalizing a new contract with a major payer, we collected certain amounts related to past patient services, resulting in a net increase to our operating income of $3.0 million in the first quarter of 2008. Similar, but unfavorable circumstances in two other markets caused reductions to our operating income of $1.8 million during the second quarter of 2008. Excluding the net favorable year-over-year impact of these factors, our operating income margin increased 214 basis points for the nine months ended September 30, 2008, as compared to the corresponding prior year combined period. The additional debt we incurred in conjunction with Welsh Carson acquiring us is causing our interest expense to run much higher in 2008 than in the period before the April 19, 2007 merger date.

Overall, we continue to grow our existing facilities and focus our business development activities primarily in markets where we have a hospital partner or believe that we have the potential to develop such a relationship. This strategy primarily directs where we deploy capital. It also leads us to sell facilities from time to time that do not meet this or other strategic objectives.

Systemwide Operating Results

We conduct the majority of our business through facilities that we account for under the equity method. Of our 158 facilities at September 30, 2008, we account for 98 under the equity method. Since our primary strategy in the U.S. involves three-way joint ventures with not-for-profit healthcare systems and physicians who perform surgery in our facilities, our growth in earnings is significantly affected by the operations of our equity method facilities.

Accounting for a facility under the equity method means that its impact on our consolidated financial statements is limited to two lines:

•	equity in earnings of unconsolidated affiliates: our share of the net income of each facility, which is based on the facilities’ net income and the percentage of the facility’s outstanding equity interests owned by us; and

•	management and administrative services revenues: income we earn in exchange for managing the day-to-day operations of each facility, usually quantified as a percentage of each facility’s net revenues less bad debt expense.

The equity method contrasts with how we account for our consolidated facilities, whose revenues and expenses are included in each line item of our consolidated statements of income. These different accounting requirements often result in our growth rates for earnings differing significantly from the growth rates for our consolidated revenues and expenses.

Accordingly, the primary way we analyze our business ignores the distinction between consolidated versus equity method facilities, since our net earnings from a facility are the same whether we consolidate it or not. Viewing our business in this manner makes it easier to analyze the overall growth rate of our business and the operating margins of all the facilities driving our net earnings. The following tables depict our business as though we consolidated all of our facilities, which is a non-GAAP measure, and reconciles these systemwide results to our consolidated statements of operations prepared under GAAP (in thousands):

	Three Months Ended September 30,
	2008					2007
					USPI as					USPI as
	USPI	Unconsolidated	Consolidation		Reported	USPI	Unconsolidated	Consolidation		Reported
	System-Wide(1)	Affiliates(2)	Adjustments		Under GAAP	System-Wide(1)	Affiliates(2)	Adjustments		Under GAAP
Revenues:
Net patient service revenues	$382,699	$(248,230)	$—		$134,469	$335,192	$(198,046)	$—		$137,146
Management and administrative services revenues	8,117	—	9,640	(3)	17,757	7,957	—	8,310	(3)	16,267
Other income	1,898	(461)	—		1,437	1,638	(382)	—		1,256

Total revenues	392,714	(248,691)	9,640		153,663	344,787	(198,428)	8,310		154,669
Equity in earnings (loss) of unconsolidated affiliates	—	—	11,420	(4)	11,420	—	10	6,551	(4)	6,561
Operating expenses:
Salaries, benefits and other employee costs	107,915	(62,743)	—		45,172	99,639	(55,544)	—		44,095
Medical services and supplies	80,134	(52,796)	—		27,338	69,922	(42,683)	—		27,239
Other operating expenses	70,254	(54,706)	9,640	(3)	25,188	63,502	(46,207)	8,310	(3)	25,605
General and administrative expenses	9,766	—	—		9,766	9,339	—	—		9,339
Provision for doubtful accounts	10,223	(8,077)	—		2,146	9,033	(6,451)	—		2,582
Depreciation and amortization	20,695	(11,839)	—		8,856	21,525	(10,535)	—		10,990

Total operating expenses	298,987	(190,161)	9,640		118,466	272,960	(161,420)	8,310		119,850

Operating income (loss)	93,727	(58,530)	11,420		46,617	71,827	(36,998)	6,551		41,380
Interest income	1,099	(414)	—		685	1,798	(708)	—		1,090
Interest expense	(27,676)	6,517	—		(21,159)	(30,966)	6,537	—		(24,429)
Other	157	(865)	—		(708)	1,181	(1,542)	—		(361)

Total other expenses, net	(26,420)	5,238	—		(21,182)	(27,987)	4,287	—		(23,700)

Income (loss) before minority interests	67,307	(53,292)	11,420		25,435	43,840	(32,711)	6,551		17,680
Minority interests in (income) loss of consolidated subsidiaries	(52,456)	—	40,541	(5)	(11,915)	(39,106)	—	25,240	(5)	(13,866)

Income (loss) from continuing operations before income taxes	14,851	(53,292)	51,961		13,520	4,734	(32,711)	31,791		3,814
Income tax expense	(7,404)	1,331	—		(6,073)	(4,787)	920	—		(3,867)

Net income (loss) from continuing operations(6)	$7,447	$(51,961)	$51,961		$7,447	$(53)	$(31,791)	$31,791		$(53)

	Nine Months Ended September 30,
	2008					2007
					USPI as					Combined
	USPI	Unconsolidated	Consolidation		Reported	USPI	Unconsolidated	Consolidation		USPI as
	System-Wide(1)	Affiliates(2)	Adjustments		Under GAAP	System-Wide(1)	Affiliates(2)	Adjustments		Adjusted(7)
Revenues:
Net patient service revenues	$1,144,369	$(720,288)	$—		$424,081	$993,889	$(569,096)	$—		$424,793
Management and administrative services revenues	24,904	—	29,011	(3)	53,915	23,744	—	24,730	(3)	48,474
Other income	5,629	(1,660)	—		3,969	4,968	(1,066)	—		3,902

Total revenues	1,174,902	(721,948)	29,011		481,965	1,022,601	(570,162)	24,730		477,169
Equity in earnings (loss) of unconsolidated affiliates	—	(13)	32,576	(4)	32,563	—	(102)	23,813	(4)	23,711
Operating expenses:
Salaries, benefits and other employee costs	319,349	(180,529)	—		138,820	284,750	(151,320)	—		133,430
Medical services and supplies	236,949	(151,766)	—		85,183	203,284	(119,184)	—		84,100
Other operating expenses	212,915	(160,535)	29,011	(3)	81,391	186,447	(133,254)	24,730	(3)	77,923
General and administrative expenses	29,933	—	—		29,933	31,845	—	—		31,845
Provision for doubtful accounts	29,524	(23,568)	—		5,956	24,719	(15,959)	—		8,760
Depreciation and amortization	64,239	(36,537)	—		27,702	60,970	(28,804)	—		32,166

Total operating expenses	892,909	(552,935)	29,011		368,985	792,015	(448,521)	24,730		368,224

Operating income (loss)	281,993	(169,026)	32,576		145,543	230,586	(121,743)	23,813		132,656
Interest income	3,841	(1,332)	—		2,509	4,889	(2,115)	—		2,774
Interest expense	(84,765)	19,654	—		(65,111)	(69,960)	16,794	—		(53,166)
Loss on early retirement of debt	—	—	—		—	—	—	—		—
Other	1,838	(2,301)	—		(463)	1,208	(644)	—		564

Total other expenses, net	(79,086)	16,021	—		(63,065)	(63,863)	14,035	—		(49,828)

Income (loss) before minority interests	202,907	(153,005)	32,576		82,478	166,723	(107,708)	23,813		82,828
Minority interests in (income) loss of consolidated subsidiaries	(157,711)	—	116,447	(5)	(41,264)	(127,758)	—	80,775	(5)	(46,983)

Income (loss) from continuing operations before income taxes	45,196	(153,005)	149,023		41,214	38,965	(107,708)	104,588		35,845
Income tax expense	(22,669)	3,982	—		(18,687)	(21,324)	3,120	—		(18,204)

Net income (loss) from continuing operations(6)	$22,527	$(149,023)	$149,023		$22,527	$17,641	$(104,588)	$104,588		$17,641

(1)	Our systemwide statements of operations treat all of our facilities as though they were consolidated subsidiaries. Our consolidated systemwide statement of operations is not a measure defined under GAAP because it includes the revenues and expenses of entities we do not control and thus do not consolidate for financial reporting purposes under GAAP. We believe that systemwide revenues, expenses, and operating margins are important to understanding our business, since these measures include the health of the unconsolidated operating entities that comprise over 60% of our facilities. For example, these facilities’ growth in revenues directly affects our earnings in the form of management fees we earn for operating the facilities, as well as indicating the degree to which we are growing revenues and leveraging costs at these facilities, which are the key drivers of our net income. Our definition of systemwide statement of operations may differ materially from similarly titled measures of other companies. Our systemwide net income is the same as our net income reported under GAAP.

(2)	Subtracts the aggregated revenues and expenses of our unconsolidated affiliates and one facility in which we hold no ownership but operate under a management contract.

(3)	Our systemwide statements of operations include consolidation entries that eliminate management fee revenues (on USPI’s financial records) and expenses (on the facilities’ financial records). Under GAAP, these consolidation entries need to be removed with respect to amounts charged to unconsolidated affiliates, as under GAAP these are not intercompany transactions with consolidated subsidiaries.

(4)	Records our share of the net income of our unconsolidated affiliates.

(5)	Our systemwide statement of operations includes minority interest expense for the portion of investees’ earnings not owned by us. Under GAAP, there is no minority interest expense recorded with respect to unconsolidated affiliates.

(6)	As the net impact of items (2) through (5) is zero, systemwide net income from continuing operations equals the net income from continuing operations that we report under GAAP.

(7)	As discussed earlier in this document (see “Combination of Operating Results”), the acquisition of our company on April 19, 2007 has required us to divide our operating results into “Predecessor” periods (prior to April 19, 2007) and “Successor” periods (April 19, 2007 and after). While factors such as our increased debt and related interest expense make the Predecessor and Successor periods not comparable, we believe combining these periods is the most meaningful way of comparing our operating results for the nine months ended September 30, 2008 to the nine months ended September 30, 2007. In addition, for purposes of this table, we have eliminated expenses we incurred in 2007 as a result of the merger. The following summarizes the impact of these merger-related expenses on our consolidated statement of operations for the combined nine months ended September 30, 2007, reconciling the amounts reported on a combined basis (see “Combination of Operating Results”) to the combined as adjusted amounts reported in the table above:

		Merger Related	Combined
	Combined	Expenses	as Adjusted

General and administrative expenses	$57,175	$(25,330)	$31,845
Operating income	107,326	25,330	132,656
Loss on early retirement of debt	(2,435)	2,435	—
Income before minority interests	55,063	27,765	82,828
Income from continuing operations before income taxes	8,080	27,765	35,845
Income tax expense	(10,689)	(7,515)	(18,204)
Income (loss) from continuing operations	(2,609)	20,250	17,641

Our Ownership Share of Systemwide Results

As described above, our net income is driven heavily by the performance of facilities we operate. Whether we consolidate a facility or account for it under the equity method, our net earnings from each U.S. surgical facility are driven by the facility’s net revenues (in many cases net of its bad debt expense), which form the basis for computing our management service revenues, and by the net income of the facility multiplied by the percentage of the facility’s equity interests we own, which together comprise a major component of our overall net income and cash flows.

Our average ownership interest in the U.S. surgical facilities we operate is as follows:

	Nine Months Ended	Year Ended	Year Ended
	September 30, 2008	December 31, 2007	December 31, 2006

Equity method facilities(1)	21.6%	22.2%	22.6%
Consolidated facilities(2)	48.2%	46.7%	49.9%
Total(3)	30.8%	33.0%	34.6%

(1)	Computed for equity method facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income of U.S. surgical facilities we account for under the equity method.

(2)	Computed for consolidated facilities by dividing (a) the aggregate net income of U.S. surgical facilities we operate less our total minority interests in income of consolidated subsidiaries by (b) the aggregate net income of our consolidated U.S. surgical facilities.

(3)	Computed in total by dividing our share of the facilities’ net income, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income of our U.S. surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. While our average ownership in each group (equity method facilities and consolidated facilities) has not significantly changed in recent years, the shift of business into the equity method model has caused a decrease in the overall average ownership percentage. This shift is driven by our increased focus on partnering our facilities with not-for-profit health systems (hospital partners) in addition to physicians, which generally results in our accounting for more facilities under the equity method. Of the 92 facilities we operate with a hospital partner as of September 30, 2008, we account for 75, or 82%, under the equity method. As described more fully below and in our Annual Report on Form 10-K, operating surgical facilities in partnership with not-for-profit health system partners is a key element in our long-term strategy in the U.S.

Revenues

Our consolidated net revenues decreased approximately 1% during the three months ended September 30, 2008, as compared to corresponding prior year period. Our consolidated net revenues increased approximately 1% during the nine months ended September 30, 2008, as compared to the prior year combined period. Given that we account for the majority of our facilities under the equity method, we believe that changes in our consolidated net revenue growth is not necessarily indicative of the growth in our overall business. Accordingly, as described above, we focus more on our facilities’ overall growth rates, without regard to whether their revenues are included in ours, in analyzing the overall health of our business, for our earnings are the same whether or not we consolidate a facility’s revenues and expenses.

Our systemwide revenues, which include revenues of facilities we account for under the equity method as well as facilities we consolidate, grew 14% and 15% during the three months and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods. The growth is driven primarily by our U.S. facilities that have been open for more than one year (same store facilities). This group of facilities experienced revenue growth of 13% and 11% during the three and nine months ended September 30, 2008, respectively, as compared to 10% for the year ended December 31, 2007 and 9% for the years ended December 31, 2006 and 2005. As compared to 2006 and 2007, our revenue growth in 2008 is being driven more by increases in net revenue per case than by increases in volume. While some of this shift reflects increases in rates we negotiate with payers, we believe a significant portion of the increase is driven by the type of cases we are performing. In early 2008, we noted a decrease in the volume of some of our less profitable elective procedures, largely concentrated in pain management and plastic surgery. However, increases in other specialties, such as orthopedics, which generate higher net revenues for our facilities on a per case basis, resulted in our overall same store net revenues increasing at a rate largely consistent with recent years. The increase in net revenue per case was also driven in part by the initial phase of increases to Medicare reimbursement rates for ambulatory surgery centers, announced in July 2007, which went into effect for certain types of cases January 1, 2008.

Excluding the effect of changes in foreign currency exchange rates, our U.K. same store facility revenues grew 10% and 13% during the three and nine months ended September 30, 2008, respectively, as compared to 13%, 6%, and 7% for the years ended December 31, 2007, 2006, and 2005, respectively. The growth achieved during the first nine months of 2008 was driven largely by an increase in admissions referred by the National Health Service, due to government-owned facilities not having adequate capacity to meet demand, and by the continued ramp-up of business resulting from capital projects and operational improvements introduced in 2006 and 2007, which has resulted in higher admissions, more favorable case mix and an increase in revenue per patient.

The following table summarizes our systemwide same store facility revenue growth rates, as compared to the combined three and nine months ended September 30, 2007:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

United States facilities:
Net revenue	12.8%	10.5%
Surgical cases	3.9%	1.7%
Net revenue per case(1)	8.6%	8.6%
United Kingdom facilities:
Net revenue using actual exchange rates	3.2%	10.2%
Net revenue using constant exchange rates(2)	10.4%	12.5%
All same store facilities:
Net revenue using actual exchange rates	11.9%	10.4%

(1)	Our overall same store growth in net revenue per case was favorably impacted by the growth at our twelve same store surgical hospitals, which on average, perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. Net revenue per case of our same store ambulatory surgery centers also increased 5.7% and 6.0% for the three and nine months ended September 30, 2008, respectively, as compared to the corresponding prior year periods, after having increased by 1.8% during the year ended December 31, 2007. The favorable impact, in the first quarter of 2008, of our collecting amounts related to past patient services in conjunction with our finalizing a new contract with a major payer has been excluded from these growth rates as it relates to dates of service prior to January 1, 2008. The revenue reductions related to two similar, but adverse, settlements in the second quarter of 2008 were excluded for similar reasons.

(2)	Calculated using 2008 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

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

Consistent with this strategy, our overall number of facilities increased by three from September 30, 2007 to September 30, 2008, consisting of a net increase of three facilities partnered with not-for-profit hospitals and local physicians. All of the ten facilities under construction at September 30, 2008, involve a hospital partner. In addition, all five of our projects in the earlier stages of development involve a hospital partner, and we continue to explore affiliating more facilities with hospital partners, especially for facilities in markets where we already operate other facilities with a hospital partner.

The following table summarizes the facilities we operated as of September 30, 2008 and 2007:

	September 30,
	2008	2007

United States facilities(1):
With a hospital partner	92	89
Without a hospital partner	63	63

Total U.S. facilities	155	152
United Kingdom facilities	3	3
	—	—
Total facilities operated	158	155

Change from September 30, 2007:
De novo (newly constructed)	5
Acquisition	5
Disposals(2)	(7)

Total increase in number of facilities	3

(1)	At September 30, 2008, physicians own a portion of all of these facilities.

(2)	We sold our ownership interests in facilities in Los Angeles, California; Cleveland, Ohio; Sarasota, Florida; Manitowoc, Wisconsin; Houston, Texas; and Decatur, Alabama. Additionally, we ceased managing a facility effective October 1, 2007, although we continued to hold an ownership interest until we sold it in July 2008.

Facility Operating Margins

Systemwide same store U.S. facility operating income margins for the three months ended September 30, 2008 compared favorably to prior year, increasing by 220 basis points. This increase was primarily driven by a 200 basis point increase for our U.S. ambulatory surgery centers, which comprise over 90% of our facilities. These facilities experienced stronger case growth during the third quarter than they had in earlier months of 2008.

For the three months ended September 30, 2008, the facility operating income margins of our larger U.S. facilities, which are licensed as surgical hospitals, increased on a year-over-year basis for the first time in 2008, and their margins on a year-to-date basis are now down only 240 basis points compared to prior year. This decrease had been 560 basis points on a year-to-date basis through June 2008. This improvement was driven by a continued ramp-up of two of our largest U.S. facilities, which we expanded during 2007.

Continuing the trend experienced in earlier periods, the facilities partnered with not-for-profit hospitals generated lower margins than facilities without a hospital partner during the three and nine months ended September 30, 2008. This relationship is primarily due to our acquisition and development activities. Our development of new facilities is almost always undertaken with a hospital partner, as have the expansion and relocation activities described above. After facilities have been open for more than a year, and consequently move into our same store group of facilities, they typically do not initially generate operating margins as high as more mature facilities. Because their revenue bases are growing, these facilities generally have an adverse impact on the average operating margin of the hospital-partnered group of facilities for some period of time beginning in their second year of operations. We have added 24 facilities to the hospital-partnered same store group since December 31, 2006, of which 17 were newly developed facilities. Conversely, with respect to facilities we operate without a hospital partner, we have added eight facilities to the same store group since December 31, 2006, of which only one was developed by us. The other facilities in each group were added through acquisitions. This relationship can change depending on which facilities we succeed in partnering with a not-for-profit hospital.

Our U.K. facilities, which comprise three of our 158 facilities at September 30, 2008, experienced an increase in overall facility margins in the three and nine months ended September 30, 2008 than in the comparable prior year periods, primarily as a result of increased volumes from National Health Service referrals and increased volumes resulting from capital projects undertaken during 2006 and 2007.

The following table summarizes our systemwide same store operating margins (see footnote 1 below), comparing the three and nine months ended September 30, 2008 to the three and combined nine months ended September 30, 2007:

	Three Months Ended	Increase	Nine Months Ended	Increase
	September 30, 2008	(Decrease)	September 30, 2008	(Decrease)

United States facilities:
With a hospital partner	23.1%	380 bps	23.4%	100 bps
Without a hospital partner	28.7%	(60) bps	29.9%	(230) bps
Total U.S. facilities	24.5%	220 bps	25.2%	(20) bps
United Kingdom facilities(2)	24.5%	120 bps	25.7%	150 bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	Calculated using 2008 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business. The favorable impact, in the first quarter of 2008, of a settlement of a contract dispute with a major payer in the first quarter of 2008 has been excluded from these growth rates, as it related to dates of service prior to January 1, 2008.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Consolidated revenues decreased by $1.0 million, to $153.7 million for the three months ended September 30, 2008 from $154.7 million for the three months ended September 30, 2007. This decrease was primarily related to our selling part or all of our interests in several facilities, which resulted in our either accounting for the facilities under the equity method in 2008 or no longer having an investment in them at all. The net impact of our acquisition, development, and disposal activity from September 30, 2007 to September 30, 2008 was a decrease of approximately $2.5 million of revenues. Increases in revenues we derived from our same store facilities partially offset this decrease, driven largely by receiving an average of approximately 8.6% more per case during the three months ended September 30, 2008 as compared to the corresponding prior year period. The revenues of same store United Kingdom facilities, when measured using 2008 exchange rates for both periods, were $3.2 million higher during the three months ended September 30, 2008 than in the corresponding prior year period. The U.S. dollar was stronger relative to the British pound in 2008 than in the corresponding prior year combined period, which resulted in an approximate $2.2 million decrease in revenues.

Equity in earnings of unconsolidated affiliates increased by $4.9 million, or 74.1% to $11.4 million for the three months ended September 30, 2008 from $6.6 million for the three months ended September 30, 2007. This increase is primarily driven by same store growth, particularly at the two surgical hospitals we expanded in 2007, and acquisitions of additional facilities we account for under the equity method. The number of facilities we account for under the equity method increased by seven from September 30, 2007 to September 30, 2008, partially from adding facilities and also as a result of our contributing our investments in four consolidated facilities to joint ventures with not-for-profit hospital partners, which resulted in our accounting for the investments under the equity method going forward.

Operating expenses, excluding depreciation and amortization, decreased slightly by $0.7 million, to $109.6 million for the three months ended September 30, 2008 from $108.9 million for the three months ended September 30, 2007. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased to 71.3% for the three months ended September 30, 2008 from 70.4% for the three months ended September 30, 2007.

Depreciation and amortization decreased $2.1 million, or 19.4%, to $8.9 million for the three months ended September 30, 2008 from $11.0 million for the three months ended September 30, 2007, primarily as a result of fair value adjustments recorded in conjunction with the merger. Depreciation and amortization, as a percentage of revenues, decreased to 5.8% for the three months ended September 30, 2008 from 7.0% for the three months ended September 30, 2007.

Operating income increased $5.2 million, or 12.7%, to $46.6 million for the three months ended September 30, 2008 from $41.4 million for the three months ended September 30, 2007. Operating income, as a percentage of revenues, increased to 30.3% for the three months ended September 30, 2008 from 26.8% for the three months ended September 30, 2007, primarily as a result of the increase in equity in earnings as noted above.

Interest expense, net of interest income, decreased $2.8 million to $20.5 million for the three months ended September 30, 2008 from $23.3 million for the three months ended September 30, 2007 as a result of lower average interest rates on our outstanding borrowings.

Our effective tax rate is 44.9% for the three months ended September 30, 2008 as compared to 101.4% for the prior year period. As discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2007, our effective rate continues to run higher than the statutory tax rates in the U.S. and U.K. due to a higher state tax effective rate and the higher interest expense resulting from the merger, which together with goodwill amortization deductible for tax purposes, is causing us to generate net operating loss carryforwards against which we are establishing a valuation allowance.

Our income from continuing operations was $7.4 million for the three months ended September 30, 2008, compared to a loss of $0.1 million for the three months ended September 30, 2007. This shift to an income position was caused by an increase in equity in earnings and lower overall interest costs.

Nine Months Ended September 30, 2008 Compared to Combined Nine Months Ended September 30, 2007

Consolidated revenues increased by $4.8 million, or 1.0%, to $482.0 million for the nine months ended September 30, 2008 from $477.2 million for the combined nine months ended September 30, 2007. This increase consisted primarily of revenues of newly constructed or acquired facilities, which together with growth of our existing facilities more than offset the decrease in revenues resulting from our selling part or all of our interests in several facilities, which resulted in our either accounting for the facilities under the equity method in 2008 or no longer having an investment in them at all. The net impact of our acquisition, development, and disposal activity from September 30, 2007 to September 30, 2008 was an increase of approximately $3.5 million of revenues. Revenue from same store facilities drove most of the remaining $1.3 million of revenue growth. The U.S. dollar was stronger relative to the British pound in 2008 than in the corresponding prior year combined period, which resulted in an approximate $2.4 million decrease in revenues.

Equity in earnings of unconsolidated affiliates increased by $8.9 million, or 37.3% to $32.6 million for the nine months ended September 30, 2008 from $23.7 million for the combined nine months ended September 30, 2007. This increase is primarily driven by same store growth, particularly at the two surgical hospitals we expanded in 2007, and acquisitions of additional facilities we account for under the equity method. The number of facilities we account for under the equity method increased by seven from September 30, 2007 to September 30, 2008, as described above.

Operating expenses, excluding depreciation and amortization, decreased by $20.1 million, or 5.6%, to $341.3 million for the nine months ended September 30, 2008 from $361.4 million for the combined nine months ended September 30, 2007. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 70.4% for the nine months ended September 30, 2008 from 75.7% for the combined nine months ended September 30, 2007. This decrease is primarily attributable to approximately $25.3 million of expenses incurred related to the merger, which did not recur in 2008.

Depreciation and amortization decreased $4.5 million, or 13.9%, to $27.7 million for the nine months ended September 30, 2008 from $32.2 million for the combined nine months ended September 30, 2007, primarily as a result of fair value adjustments recorded in conjunction with the merger. Depreciation and amortization, as a percentage of revenues, decreased to 5.8% for the nine months ended September 30, 2008 from 6.8% for the combined nine months ended September 30, 2007.

Operating income increased $38.2 million, or 35.6%, to $145.5 million for the nine months ended September 30, 2008 from $107.3 million for the combined nine months ended September 30, 2007. Operating income, as a percentage of revenues, increased to 30.2% for the nine months ended September 30, 2008 from 22.5% for the combined nine months ended September 30, 2007, primarily as a result of the additional $25.3 million of expenses incurred related to the merger in April 2007, which did not recur in 2008.

Interest expense, net of interest income, increased $12.2 million to $62.6 million for the nine months ended September 30, 2008 from $50.4 million for the combined nine months ended September 30, 2007 as a result of our significant new borrowings in conjunction with the merger.

Loss on early retirement of debt was $2.4 million for the combined nine months ended September 30, 2007. This loss results from the repayment of our previously outstanding debt in conjunction with the merger and primarily relates to the write-off of unamortized debt issuance costs incurred in originally issuing the debt.

Our effective tax rate was 45.3% for the nine months ended September 30, 2008 as compared to 132.3% to the combined nine months ended September 30, 2007. As discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2007, our effective rate continues to run higher than the statutory tax rates in the U.S. and U.K. due to a higher state tax effective rate and the higher interest expense resulting from the merger, which together with goodwill amortization deductible for tax purposes, is causing us to generate net operating loss carryforwards against which we are establishing a valuation allowance. The income tax rate of 132.3% for the combined nine months ended September 30, 2007 was particularly high primarily due to the nondeductibility of certain merger-related expenses.

Income from continuing operations was $22.5 million for the nine months ended September 30, 2008 compared to a loss of $2.6 million for the combined nine months ended September 30, 2007. This shift to income was caused by the merger expenses in of $25.3 million in 2007 which did not recur in 2008, offset by higher interest costs associated with our new borrowings in conjunction with the merger.

Effective June 1, 2008, we sold our interests in a facility in Cleveland, Ohio. We recorded a pretax loss of approximately $1.0 million which is presented as discontinued operations for the three months ended September 30, 2008. The results of this facility’s operations are also presented as discontinued operations for all periods presented.

Liquidity and Capital Resources

Cash Flows

During the nine months ended September 30, 2008, we generated $65.8 million of cash from operating activities as compared to $83.9 million during the combined nine months ended September 30, 2007. Cash flows from operating activities decreased $18.1 million, or 22%, from the prior year combined period, primarily as a result of increased interest payments and the timing of distributions of earnings received from our unconsolidated affiliates, the impact of which was partially offset by our incurring costs related to the merger in the prior year period.

During the nine months ended September 30, 2008, the Company’s net cash used in investing activities was $74.2 million, consisting primarily of approximately $32.1 million for the acquisition of additional ownership in five of our existing St. Louis facilities, $18.8 million for the acquisition of ownership in two new St. Louis facilities and $26.5 million used for purchases of property and equipment, the effect of which was partially offset by proceeds from the sale of businesses and equity interests of $12.2 million. The primary components of the $12.2 million include $3.6 million in proceeds from the sale of equity interests in a facility in the Kansas City, Missouri area; $1.6 million from the sale of a facility in Cleveland, Ohio and $5.2 million in proceeds from the sale of controlling interests in four facilities to various hospital partners. Approximately $9.8 million of the property and equipment purchases related to ongoing development projects, and the remaining $16.7 million represents purchases of equipment at existing facilities. Approximately $8.1 million of the property and equipment purchases was paid to acquire property adjacent to one of our London facilities. During the nine months ended September 30, 2008, net cash provided by financing activities was $55.4 million, which resulted primarily from the proceeds of long-term debt of $43.0 million, $31.5 million of which was used to fund acquisitions and buy-ups in St. Louis, offset by payments on long-term debt of $22.2 million. Our cash flows from financing activities was also positively impacted by $36.0 million related to our cash management process with our unconsolidated affiliates.

Cash and cash equivalents were $123.9 million at September 30, 2008 as compared to $76.8 million at December 31, 2007, and net working capital deficit was $8.2 million at September 30, 2008 as compared to a working capital deficit of $12.6 million at December 31, 2007. The overall negative working capital position at September 30, 2008 and December 31, 2007, is primarily the result of $98.6 million and $62.5 million due to affiliates, respectively, associated with our cash management system being employed for our unconsolidated facilities. As discussed below, we have sufficient availability under our credit facility, together with our operating cash flows, to service our obligations.

Debt

We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations and borrowings under our $100.0 million revolving credit facility. However, due to the recent bankruptcy of one of the lenders in the credit facility, the amount available under our revolving credit facility is likely to be reduced to $85.0 million. Management does not believe the reduction in the revolving credit facility will have a material impact on our business. We believe that funds generated by operations and funds available under the revolving credit facility will be sufficient to meet working capital requirements over at least the next 12 months. However, in the future, we may have to incur additional debt or issue additional debt or equity securities from time to time. We may be unable to obtain sufficient financing on satisfactory terms or at all.

Senior secured credit facility

The senior secured credit facility (credit facility) provides for borrowings of up to $630.0 million (with a $150.0 million accordion feature described below), consisting of (1) a $100.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. On April 19, 2007, we borrowed $430.0 million of the term loan facility concurrent with the merger. In May 2007, we borrowed an additional $29.5 million under the delayed draw feature of the term loan facility to finance the acquisition of an additional surgery center in St. Louis, Missouri. In August 2007, we borrowed an additional $34.0 million under the delayed draw feature of the term loan facility to finance a buy-up of ownership in five of our existing St. Louis facilities. During the nine months ended September 30, 2008, we borrowed $31.5 million under the delayed draw facility to finance a buy-up of ownership in five of our existing St. Louis facilities. The remaining $5.0 million of the delayed draw feature of the term loan facility is available until December 31, 2008 to fund additional buy-ups in facilities we operate in St. Louis and/or to purchase an ownership interest in one new facility in the St. Louis area.

We may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we pay quarterly commitment fees of 1.75% per annum and 0.50% per annum on the daily-unused commitment of the delayed draw facility and revolving credit facility, respectively. We also pay a quarterly participation fee of 2.125% per annum related to outstanding letters of credit. The term loans under the credit facility require principal payments each year in an amount of 1% per annum in equal quarterly installments. No principal payments are required on the revolving credit facility or delayed draw term loan facility during its delayed draw availability period. At September 30, 2008, we had $518.6 million of debt outstanding under the Credit Facility at an interest rate of approximately 5.5%. At September 30, 2008, we had $83.4 million available for borrowing under the revolving credit facility, representing the facility’s $85.0 million capacity, net of $1.6 million of outstanding letters of credit. As noted above, the availability on the revolving line of credit will likely be reduced by $15.0 million due to the bankruptcy of one of the lenders. This reduction has been included in our calculation of available borrowings at September 30, 2008.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We were in compliance with these covenants as of September 30, 2008.

Senior subordinated notes

Also in connection with the merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest); or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. The Notes are unsecured senior subordinated obligations of our company; however, the Notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We were in compliance with these covenants as of September 30, 2008.

United Kingdom borrowings

In April 2007, we entered into an amended and restated credit agreement, which covered our existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional term loan B facility of £10 million. In March 2008, we further amended our U.K. Agreement to provide for a £2.0 million Term Loan C facility. We borrowed the entire £2.0 million (approximately $3.6 million at September 30, 2008) in March 2008 to acquire property adjacent to one of our hospitals in London. Excluding availability on the overdraft facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At September 30, 2008, we had approximately £41.5 million (approximately $73.8 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 6.5%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are required on the Term Loan A, which began in June 2007, and approximate $6.0 million in the first and second year, $8.0 million in the third and fourth year; $10.0 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and has a maturity of six years. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million at September 30, 2008) beginning in June 2008 and continuing through its maturity date of February 2013 when the final payment of £0.5 million (approximately $0.9 million) is due. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We were in compliance with these covenants as of September 30, 2008.

We also have the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million (approximately $4.5 million at September 30, 2008). The exact terms and payments are negotiated upon a draw on the facility. No amounts were outstanding at September 30, 2008.

Contractual Cash Obligations

Our contractual cash obligations as of September 30, 2008 are summarized as follows:

	Payments Due by Period
		Within	Years	Years	Beyond
Contractual Cash Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)

Long-term debt obligations (principal plus interest)(1):
U.S. Term loan facility (Term B)	$712,120	$40,877	$81,023	$79,566	$510,654
Senior subordinated notes, due 2017	424,600	21,300	42,600	42,600	318,100
Senior subordinated toggle notes, due 2017	360,333	18,500	37,000	37,000	267,833
Amended and restated U.K. credit facility	97,153	11,298	25,697	60,158	—
Other debt at operating subsidiaries	42,723	11,145	17,176	7,364	7,038
Capitalized lease obligations	74,295	8,489	15,035	11,385	39,386
Operating lease obligations	73,070	14,274	23,523	14,626	20,647

Total contractual cash obligations	$1,784,294	$125,883	$242,054	$252,699	$1,163,658

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the September 30, 2008 rates applicable to each debt instrument and also gives effect to the interest rate swap designated in a cash flow hedging relationship against portions of the U.K. credit facility and Term B facility in the U.S.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $77.8 million at September 30, 2008, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was 47.6% at September 30, 2008. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At September 30, 2008, the total debt on the balance sheets of our unconsolidated affiliates was approximately $274.2 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 25.1% at September 30, 2008. USPI or one of its wholly owned subsidiaries had collectively guaranteed $30.5 million of the $274.2 million in total debt of our unconsolidated affiliates as of September 30, 2008. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $18.1 million as of September 30, 2008. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

In connection with our acquisitions of equity interest in three surgery centers in 2007, we have the option to purchase additional ownership in these facilities at any time during the 18 months subsequent to closing. If we do not exercise this purchase option for one or more facilities, we must pay an option termination fee, which is equal to the lesser of an EBITDA calculation, as specified in the purchase agreement, or $1.0 million for each facility for which we elect not to exercise our purchase option. In accordance with the respective purchase agreements, we acquired additional ownership in two of these facilities in September 2008. We acquired an additional facility in 2007 that has a similar option termination fee clause in its purchase agreement, except that the option termination fee is the lesser of an EBITDA calculation, as specified in the purchase agreement, or $2.5 million. We are evaluating our purchase options in the remaining two facilities.

Related Party Transactions

Included in general and administrative expenses of the Successor are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2008, respectively. Such amounts accrue at an annual rate of $2.0 million.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value at the acquisition date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, SFAS 141R also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will apply to all of the Company’s acquisitions closed on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity. It also requires the amounts of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 will apply to the Company’s minority interests beginning on January 1, 2009.

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

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in interest rates and other relevant market risks. Our primary market risk is a change in interest rates associated with variable-rate borrowings. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by credit agreements. We do not use derivative instruments for speculative purposes. The interest rate swaps serve to stabilize our cash flow and expense but ultimately may cost more or less in interest than if we had carried all of our debt at a variable rate over the swap term.

As further discussed in Note 5 in the accompanying consolidated financial statements, in order to manage interest rate risk related to a portion of our variable-rate U.K. debt, on February 29, 2008, we entered into an interest rate swap agreement for a notional amount of £20.0 million (approximately $35.6 million at September 30, 2008). The interest rate swap requires us to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (6.3% at September 30, 2008), which is reset quarterly. The interest rate swap expires in March 2011. No collateral is required under the interest rate swap agreement. As of September 30, 2008, the rate under our swap agreement was favorable compared to the market.

Additionally, effective July 24, 2008, in order to manage interest rate risk related to a portion of our variable-rate U.S. Term Loan B, we entered into an interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires us to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (2.8% at September 30, 2008), which is paid and reset on a quarterly basis. The interest rate swap expires in July 2011. No collateral is required under the interest rate swap agreement. As of September 30, 2008, the rate under our swap agreement was unfavorable compared to the market.

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At September 30, 2008, $709.3 million of our outstanding debt was in fixed rate instruments and the remaining $358.5 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $3.6 million.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings that might have a material adverse impact on the Company.

ITEM 6.	Exhibits

3.1		Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.1		Indenture governing 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinated Toggle Note due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee. (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.2		Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

By:	/s/ Mark A. Kopser
Mark A. Kopser
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2008

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