Form 10-K
period 2008-12-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2009-02-26
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☑     No ☐

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

As of February 25, 2009, 100 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

None.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
2008 ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believes”, “anticipates”, “expects”, “continues”, “will”, “may”, “should”, “estimates”, “intends”, “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness; general economic and business conditions, including without limitation the condition of the financial markets, both nationally and internationally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into and retain managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the U.S. and the United Kingdom (U.K.); liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians, nurses, other health care professionals and other personnel; the availability of suitable acquisition and development opportunities and the length of time it takes to accomplish acquisitions and developments; our ability to integrate new and acquired businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks and uncertainties discussed in this Annual Report on Form 10-K. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

PART I

Item 1.	Business

General

United Surgical Partners International, Inc. (together with its subsidiaries, “we”, the “Company” or “USPI”) owns and operates short stay surgical facilities including surgery centers and hospitals in the United States and the United Kingdom. We focus on providing high quality surgical facilities that meet the needs of patients, physicians and payors better than hospital-based and other outpatient surgical facilities. We believe that our facilities (1) enhance the quality of care and the healthcare experience of patients, (2) offer significant administrative, clinical and economic benefits to physicians, (3) offer a strategic approach for our health system partners to expand capacity and access within the markets they serve, and (4) offer an efficient and low cost alternative for payors. We acquire and develop our facilities through the formation of strategic relationships with physicians and not-for-profit healthcare systems to better access and serve the communities in our markets. Our operating model is efficient and scalable, and we have adapted it to each of our markets. We believe that our acquisition and development strategy and operating model enable us to continue to grow by taking advantage of highly-fragmented markets and an increasing demand for short stay surgery.

Since physicians are critical to the direction of healthcare in the U.S. and U.K., we have developed our operating model to encourage physicians to affiliate with us and to use our facilities as an extension of their practices. We operate our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols with the goal of increasing physician productivity. We believe that our focus on physician satisfaction, combined with providing high quality healthcare in a friendly and convenient environment for patients, will continue to increase the number of procedures performed at our facilities each year.

Donald E. Steen, who is our chairman, formed USPI with the private equity firm Welsh, Carson, Anderson & Stowe in February 1998. As of December 31, 2008, we operated 164 facilities, consisting of 161 in the United States and three in the United Kingdom. Of the 161 U.S. facilities, 99 are jointly owned with major not-for-profit healthcare systems. Overall, as of December 31, 2008, we held ownership interests in 162 of the facilities and operated the remaining two under service and management contracts. Our revenues for 2008 and 2007 were $642.2 million and $643.8 million, respectively. The total revenues of facilities we operate, some of which we account for under the equity method, were $1.6 billion and $1.4 billion for 2008 and 2007, respectively.

The Merger Transaction

USPI had publicly traded equity securities from June 2001 until April 2007. Pursuant to an Agreement and Plan of Merger (the merger) dated as of January 7, 2007, with an affiliate of Welsh, Carson, Anderson & Stowe X, L.P. (Welsh Carson), we became a wholly owned subsidiary of USPI Holdings, Inc. on April 19, 2007. USPI Holdings, Inc. is a wholly owned subsidiary of USPI Group Holdings, Inc., which is owned by an investor group that includes affiliates of Welsh Carson, members of our management and other investors. As a result of the merger, we no longer have publicly traded equity securities.

In this Form 10-K, we have reported our operating results and financial position for the period subsequent to the merger date of April 19, 2007, as the “Successor Period” and all periods prior to April 19, 2007, as “Predecessor Periods.” For the purposes of presenting a comparison of our 2007 results to our 2008 and 2006 results, we have presented our 2007 results as the sum of our operating results from the Predecessor Period from January 1, 2007 through April 18, 2007 and our operating results for the Successor Period from April 19, 2007 to December 31, 2007. We believe that this presentation provides the most meaningful information about our operating results. This approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis. Even on a combined basis, our results of operations for the year ended December 31, 2007 is neither comparable with prior periods nor indicative of results to be expected in future periods given our incurrence of merger-related expenses and indebtedness in 2007.

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

Industry Background

We believe many physicians prefer surgery centers and surgical hospitals over general acute care hospitals. We believe that this is due to the non-emergency nature of the procedures performed at our surgery centers and surgical hospitals, which allows physicians to schedule their time more efficiently and therefore increase the number of surgeries they can perform in a given amount of time. In addition, outpatient facilities usually provide physicians with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases. While surgery centers and surgical hospitals generally perform scheduled surgeries, acute care hospitals and national health service facilities generally provide a broad range of services, including high priority and emergency procedures. Medical emergencies often demand the unplanned use of operating rooms and result in the postponement or delay of scheduled surgeries, disrupting physicians’ practices and inconveniencing patients. Surgery centers and surgical hospitals in the United States and the United Kingdom are designed to improve physician work environments and improve physician efficiency. In addition, many physicians choose to perform surgery in facilities like ours because their patients prefer the comfort of a less institutional atmosphere and the convenience of simplified admissions and discharge procedures.

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

United Kingdom

The United Kingdom provides government-funded healthcare to all of its residents through a national health service. However, due to funding and capacity limitations, the demand for healthcare services exceeds the public system’s capacity. In response to these shortfalls, private healthcare networks and private insurance companies have developed in the United Kingdom. Approximately 12% of the U.K. population has private insurance to cover elective surgical procedures, and another rapidly growing segment of the population pays for elective procedures from personal funds. For the combined year ended December 31, 2008, in the United Kingdom, we derived 60% of our revenues from private insurance, 28% from self-pay patients, who typically arrange for payment prior to surgery being performed, 8% from government payors, and 4% from other payors.

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

Attract and retain top quality surgeons and other physicians

Since physicians are critical to the direction of healthcare in the U.S. and U.K., we have developed our operating model to encourage physicians to affiliate with us and to use our facilities as an extension of their practices. We believe we attract physicians because we design our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols to increase physician productivity and promote their professional and financial success. We believe this focus on physicians, combined with providing high quality healthcare in a friendly and convenient environment for patients, will continue to increase case volumes at our facilities. In addition, in the United States, we generally offer physicians the opportunity to purchase equity interests in the facilities they use as an extension of their practices. We believe this opportunity attracts quality physicians to our facilities and ownership increases the physicians’ involvement in facility operations, enhancing quality of patient care, increasing productivity and reducing costs.

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

Enhance operating efficiencies

Once we acquire a new facility in the U.S., we integrate it into our existing network by implementing a specific action plan to support the local management team and incorporate the new facility into our group purchasing contracts. We also implement our systems and protocols to improve operating efficiencies and contain costs. Our most important operational tool is our management system “Every Day Giving Excellence,” which we refer to as USPI’s EDGE. This proprietary measurement system allows us to track our clinical, service and financial performance, best practices and key indicators in each of our facilities. Our goal is to use USPI’s EDGE to ensure that we provide each of the patients using our facilities with high quality healthcare, offer physicians a superior work environment and eliminate inefficiencies. Using USPI’s EDGE, we track and monitor our performance in areas such as (1) providing surgeons the equipment, supplies and surgical support they need, (2) starting cases on time, (3) minimizing turnover time between cases, and (4) providing efficient case and personnel schedules. USPI’s EDGE compiles and organizes the specified information on a daily basis and is easily accessed over the Internet by our facilities on a secure basis. The information provided by USPI’s EDGE enables our employees, facility administrators and management to analyze trends over time and share processes and best practices among our facilities. In addition, the information is used as an evaluative tool by our administrators and as a budgeting and planning tool by our management. USPI’s EDGE is now deployed in substantially all of our U.S. facilities. In addition to USPI’s EDGE, we are currently investing in other tools that will allow us to better manage our facilities in challenging economic conditions.

Recent Developments

In January 2009, we acquired ownership interests in two facilities in Denver, Colorado and an additional facility in the Dallas/Fort Worth area. Each of these facilities is associated with a not-for-profit hospital partner. Also, in January 2009, we finalized the sales of facilities in Las Cruces, New Mexico and East Brunswick, New Jersey. In February 2009, we acquired ownership in a surgical facility in Stockton, California, which is also associated with a not-for-profit hospital partner.

Operations

Operations in the United States

Our operations in the United States consist primarily of our ownership and management of surgery centers. As of December 31, 2008, we have ownership interests in 146 surgery centers and 13 surgical hospitals and operate, through long-term service agreements, two additional surgery centers. We also own interests in and expect to operate four more surgery centers that are currently under construction and have four projects under development, and numerous other potential projects in various stages of consideration, which may result in our adding additional facilities during 2009. All of the facilities under construction and in the earlier stages of development, include a not-for-profit hospital partner. Approximately 6,800 physicians have privileges to use our facilities. Our surgery centers are licensed outpatient surgery centers, and our surgical hospitals are licensed as hospitals. Each of our facilities is generally equipped and staffed for multiple surgical specialties and located in freestanding buildings or medical office buildings. Our average surgery center has approximately 12,000 square feet of space with four operating rooms, as well as ancillary areas for preparation, recovery, reception and administration. Our surgery center facilities range from a 4,000 square foot, one operating room facility to a 39,000 square foot, nine operating room facility. Our surgery centers are normally open weekdays from 7:00 a.m. to approximately 5:00 p.m. or until the last patient is discharged. We estimate that a surgery center with four operating rooms can accommodate up to 6,000 procedures per year. Our surgical hospitals average 50,000 square feet of space with six operating rooms, ranging in size from 18,000 to 156,000 square feet and having from four to eleven operating rooms.

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

All of our U.S. surgical facilities are accredited by either the Joint Commission on Accreditation of Healthcare Organizations or by the Accreditation Association for Ambulatory Healthcare or are in the process of applying for such accreditation. We believe that accreditation is the quality benchmark for managed care organizations. Many managed care organizations will not contract with a facility until it is accredited. We believe that our historical performance in the accreditation process reflects our commitment to providing high quality care in our surgical facilities.

Generally, our surgical facilities are limited partnerships, limited liability partnerships or limited liability companies in which ownership interests are also held by local physicians who are on the medical staff of the centers. Our ownership interests in the facilities range from 9% to 99%. Our partnership and limited liability company agreements typically provide for the monthly or quarterly pro rata distribution of cash equal to net profits from operations, less amounts held in reserve for expenses and working capital. Our facilities derive their operating cash flow by collecting a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. Our billing systems estimate revenue and generate contractual adjustments based on a fee schedule for over 80% of the total cases performed at our facilities. For the remaining cases, the contractual allowance is estimated based on the historical collection percentages of each facility by payor group. The historical collection percentage is updated quarterly for each facility. We estimate each patient’s financial obligation prior to the date of service. We request payment of that obligation at the time of service. Any amounts not collected at the time of service are subject to our normal collection and reserve policy. We also have a management agreement with each of the facilities under which we provide day-to-day management services for a management fee that is typically a percentage of the net revenues of the facility.

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

Strategic Relationships

A key element of our business strategy is to pursue strategic relationships with not-for-profit healthcare systems (hospital partners) in selected markets. Of our 161 U.S. facilities, 99 are jointly-owned with not-for-profit healthcare systems. Our strategy involves developing these relationships in three primary ways. One way is by adding new facilities in existing markets with our existing hospital partners. An example of this is our relationship with the Baylor Health Care System in Dallas, Texas. Our joint ventures with Baylor own a network of 21 surgical facilities that serve the approximately six million people in the Dallas / Fort Worth area. These joint ventures have added new facilities each year since their inception in 1999, including one during 2008. Another example of a growing single-market relationship is our network of facilities in Houston, Texas with Memorial Hermann Healthcare System, with whom we opened our first facility in 2003 and with whom we now operate 16 facilities, including four added during 2008.

Another way we develop these relationships is through expansion into new markets, both with existing hospital partners and with new partners. A good long-term example of this strategy is our relationship with Ascension Health, with whom we initially owned a single facility in Nashville, Tennessee and now have a total of eleven facilities in four states. Similarly, with Catholic Healthcare West (CHW) we began with one facility, which was in a suburb of Las Vegas, Nevada. This relationship has expanded to a total of 12 facilities, including six in various California markets and four in the Phoenix, Arizona market. Our newest facility with CHW is located in suburban

Las Vegas and opened in December 2008. We also continue to grow our relationship with Bon Secours Health System, where we now operate five facilities in four different Virginia cities. During 2008, we entered into a new partnership with Legacy Health in Portland, Oregon where we now have ownership in and manage one surgical facility. Also during 2008, we entered into a new partnership with Centura Health in Denver, Colorado where we now have ownership in and manage three surgical facilities, two of which were added in January 2009.

A third way we develop our strategic relationships with not-for-profit healthcare systems is through the contribution of our ownership interests in existing facilities to a joint venture relationship. For example, during 2007, we added a hospital partner, CHRISTUS Spohn, to two of our facilities in Corpus Christi, Texas. We engaged in similar transactions with existing partners, Memorial Hermann and CHW, during 2008. We expect to add a not-for-profit hospital partner in the future to some of the remaining 62 facilities that do not yet have such a partner.

Operations in the United Kingdom

We operate three hospitals in greater London. We acquired Parkside Hospital and Holly House Hospital in 2000 and Highgate Hospital in 2003. Parkside Hospital, located in Wimbledon, a suburb southwest of London, has 70 registered acute care beds, including four high dependency beds and four operating theatres, one of which is a dedicated endoscopy suite and an outpatient surgery unit. Parkside also has its own on-site pathology laboratory which provides services to the on-site cancer treatment center. The imaging department, which has been extensively upgraded in the past four years, has an MRI scanner, CT scanner, and two X-ray screening rooms, plus mammography, dental and ultrasound services available. Over 500 surgeons, anesthesiologists, and physicians have admitting privileges to the hospital. Parkside’s key specialties include orthopedics, oncology, gynecology, neurosurgery, ear-nose-throat, endoscopy and general surgery.

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

Holly House Hospital, located in a suburb northeast of London near Essex, has 55 registered acute care beds, including the ability to provide high dependency care. The hospital has three operating theatres and its own on-site pathology laboratory and pharmacy. A diagnostic suite houses MRI and CT scanners, X-ray screening rooms, mammography, ultrasound, and other imaging services. Approximately 300 surgeons, anesthesiologists, and physicians have admitting privileges at the hospital, and there are well-established orthopedic, cosmetic, in vitro fertilization, and general surgery practices.

Highgate Hospital is a 32 bed acute care hospital located in the affluent Highgate area of London. The hospital has an established cosmetic surgery business and additional practices including endoscopy and general surgery. Approximately 200 surgeons, anesthesiologists, and physicians have admitting privileges at the hospital.

Case Mix

The following table sets forth the percentage of the internally reported case volume of our U.S. facilities and internally reported revenue from our U.K. facilities for the year ended December 31, 2008 from each of the following specialties:

Specialty	U.S.	U.K.

Orthopedic	22%	24%
Pain management	19	2
Gynecology	4	7 (1)
General surgery	5	14
Ear, nose and throat	8	3
Gastrointestinal	18	2
Cosmetic surgery	3	18
Ophthalmology	11	2
Other	10	28

Total	100%	100%

(1)	Also includes in vitro fertilization.

Payor Mix

The following table sets forth the percentage of the internally reported case volume of our U.S. surgical facilities and internally reported revenue from our U.K. facilities for the year ended December 31, 2008 from each of the following payors:

Payor	U.S.	U.K.

Private insurance	66%	60%
Self-pay	3	28
Government	26 (1)	8
Other	5	4

Total	100%	100%

(1)	Based solely on case volume. Because government payors typically pay less than private insurance, the percentage of our U.S. revenue attributable to government payors is approximately 11% for Medicare and 1% for Medicaid.

The following table sets forth information relating to the not-for-profit healthcare systems with which we were affiliated as of December 31, 2008:

		Number of
		Facilities
	Healthcare System’s	Operated
Healthcare System	Geographical Focus	with USPI

Single Market Systems:
Baylor Health Care System	Dallas/Fort Worth, Texas	21
Centura Health	Colorado	1	(a)
Covenant Health:	Eastern Tennessee	2
INTEGRIS Health	Oklahoma	3
Legacy Health System	Portland, Oregon	1
McLaren Health Care Corporation	Michigan	4
Memorial Hermann Healthcare System	Houston, Texas	16
Meridian Health System	New Jersey	5
Mountain States Health Alliance	Northeast Tennessee	1
North Kansas City Hospital	Kansas City, Missouri	3
NorthShore University Health System	Chicago, Illinois	4
Scripps Health	San Diego, California	1
Multi-Market Systems:
Adventist Health System:	10 states(b)	2
Adventist Hinsdale Hospital	Hinsdale, Illinois
Huguley Memorial Medical Center	Fort Worth, Texas
Ascension Health:	17 states and D.C.(c)	11
Carondelet Health System (1 facility)	Blue Springs, Missouri
St. Thomas Health Services System (7 facilities)	Middle Tennessee
St. Vincent Health (1 facility)	Indiana
Seton Healthcare Network (2 facilities)	Austin, Texas
Bon Secours Health System:	Seven states(d)	5
Bon Secours Health Center at Virginia Beach	Virginia Beach, Virginia
Mary Immaculate Hospital	Newport News, Virginia
Maryview Medical Center	Suffolk, Virginia
Memorial Regional Medical Center	Richmond, Virginia
St. Mary’s Hospital	Richmond, Virginia
	California, Arizona,
Catholic Healthcare West:	Nevada	12
Mercy Hospital of Folsom (1 facility)	Sacramento, California
Mercy Medical Center (3 facilities)	Redding, California
Mercy San Juan Medical Center (1 facility)	Roseville, California
St. John’s Regional Medical Center (1 facility)	Oxnard, California
St. Joseph’s Hospital and Medical Center (2 facilities) and Arizona Orthopedic Surgical Hospital (2 facilities)	Phoenix, Arizona
St. Rose Dominican Hospital (2 facilities)	Las Vegas, Nevada
CHRISTUS Health:	Seven states(e)	5
CHRISTUS Health Central Louisiana (1 facility)	Alexandria, Louisiana
CHRISTUS Santa Rosa Health Corporation (2 facilities)	San Antonio, Texas
CHRISTUS Spohn Health System (2 facilities)	Corpus Christi, Texas
Providence Health System:	Five western states(f)	2
Providence Holy Cross Health Center	Santa Clarita, California
Providence Holy Cross Medical Center	Mission Hills, California

Totals		99

(a)	We acquired ownership in two additional facilities with Centura effective in January 2009.

(b)	Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, North Carolina, Tennessee, Texas and Wisconsin.

(c)	Alabama, Arkansas, Arizona, Connecticut, District of Columbia, Florida, Idaho, Illinois, Indiana, Louisiana, Maryland, Michigan, Missouri, New York, Tennessee, Texas, Washington, and Wisconsin.

(d)	Florida, Kentucky, Maryland, New York, Pennsylvania, South Carolina, and Virginia.

(e)	Arkansas, Georgia, Louisiana, Missouri, New Mexico, Texas, and Utah.

(f)	Alaska, California, Montana, Oregon, and Washington.

Facilities

The following table sets forth information relating to the facilities that we operated as of December 31, 2008:

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
Facility		Affiliation		Rooms	USPI

United States
Atlanta
	East West Surgery Center, Austell, Georgia	9/1/00	(2)	3	68%
	Lawrenceville Surgery Center, Lawrenceville, Georgia	8/1/01		2	15
	Northwest Georgia Surgery Center, Marietta, Georgia	11/1/00	(2)	3	15
	Orthopaedic South Surgical Center, Morrow, Georgia	11/28/03		2	15
	Resurgens Surgical Center, Atlanta, Georgia	10/1/98	(2)	4	48
	Roswell Surgery Center, Roswell, Georgia	10/1/00	(2)	3	15
Austin
*	Cedar Park Surgery Center, Cedar Park, Texas	11/22/05		2	26
*	Northwest Surgery Center, Austin, Texas(1)	5/30/07		6	33
	Texan Surgery Center, Austin, Texas	6/1/03		3	55
Chicago
*	Hinsdale Surgical Center, Hinsdale, Illinois	5/1/06		4	22
*	Same Day Surgery 25 East, Chicago, Illinois	10/15/04		4	46
*	Same Day Surgery Elmwood Park, Elmwood Park, Illinois	10/15/04		3	29
*	Same Day Surgery North Shore, Evanston, Illinois	10/15/04		2	34
*	Same Day Surgery River North, Chicago, Illinois	10/15/04		4	34
Cleveland
	Northeast Ohio Surgery Center, Cleveland, Ohio	4/19/06	(5)	3	49
	The Surgery Center Pearl, Middleburg Heights, Ohio	1/28/08		2	50
Corpus Christi
*	Corpus Christi Outpatient Surgery Center, Corpus Christi, Texas(1)	5/1/02		5	30
*	Shoreline Surgery Center, Corpus Christi, Texas	7/1/06		4	26
Dallas/Fort Worth
*	Baylor Medical Center at Frisco, Frisco, Texas(3)	9/30/02		11	25
*	Baylor Surgicare at Bedford, Bedford, Texas(1)	12/18/98		5	32
*	Baylor Surgicare, Dallas, Texas(1)	6/1/99		6	31
*	Baylor Surgicare at Denton, Denton, Texas(1)	2/1/99		4	25
*	Baylor Surgicare at Garland, Garland, Texas	2/1/99		4	35
*	Baylor Surgicare at Grapevine, Grapevine, Texas	2/16/02		4	29
*	Baylor Surgicare at Lewisville, Lewisville, Texas(1)	9/16/02		6	37
*	Baylor Surgicare at Plano, Plano, Texas	10/1/07		1	29

		Date of	Number
		Acquisition	of	Percentage
		or	Operating	Owned by
Facility		Affiliation	Rooms	USPI

*	Baylor Surgicare at North Garland, Garland, Texas	5/1/05	6	26
*	Baylor Surgicare at Trophy Club, Trophy Club, Texas(3)	5/3/04	6	33
*	Bellaire Surgery Center, Fort Worth, Texas	10/15/02	4	25
*	Doctor’s Surgery Center at Huguley, Burleson, Texas	2/14/06	3	25
*	Heath Surgicare, Rockwall, Texas(1)	11/1/04	3	25
*	Irving-Coppell Surgical Hospital, Irving, Texas(3)	10/20/03	5	9
*	Mary Shiels Hospital, Dallas, Texas(3)	4/1/03	5	31
*	Medical Centre Surgical Hospital, Fort Worth, Texas(3)	12/18/98	8	31
*	North Central Surgery Center, Dallas, Texas	12/12/05	5	16
	North Texas Surgery Center, Dallas, Texas(1)	12/18/98	4	59
	Park Cities Surgery Center, Dallas, Texas(1)	6/9/03	4	55
*	Physicians Day Surgery Center, Dallas, Texas	10/12/00	4	31
	Physicians Surgical Center of Fort Worth, Fort Worth, Texas	7/13/04	4	28
	Physicians Surgical Center of Fort Worth — Campus II, Fort Worth, Texas	5/1/07	2	28
*	Rockwall Surgery Center, Rockwall, Texas	09/1/06	3	39
*	Surgery Center of Arlington, Arlington, Texas(1)	2/1/99	6	26
*	Texas Surgery Center, Dallas, Texas(1)	6/1/99	4	31
*	Valley View Surgery Center, Dallas, Texas	12/18/98	4	32
Houston
*	Doctors Outpatient Surgicenter, Pasadena, Texas(1)	9/1/99	5	46
*	Kingsland Surgery Center, Katy, Texas	12/31/08	4	29
*	KSF Orthopaedic Surgery Center, Houston, Texas(1)	5/1/07	3	48
*	Memorial Hermann Specialty Hospital Kingwood, Kingwood, Texas(3)	9/1/07	6	27
*	Memorial Hermann Surgery Center — Katy, Katy, Texas(1)	1/19/07	4	10
*	Memorial Hermann Surgery Center — Northwest, Houston, Texas(1)	9/1/04	5	10
*	Memorial Hermann Surgery Center — Red Oak, Houston, Texas(1)	4/19/06 (5)	5	26
*	Memorial Hermann Surgery Center — Southwest, Houston, Texas(1)	9/21/06	6	9
*	Memorial Hermann Surgery Center — Sugar Land, Sugar Land, Texas(1)	9/21/06	4	10
*	Memorial Hermann Surgery Center — Texas Medical Center, Houston, Texas(1)	1/17/07	5	9
*	Memorial Hermann Surgery Center — The Woodlands, The Woodlands, Texas	8/9/05	4	11
*	North Houston Endoscopy and Surgery, Houston, Texas	10/1/08	2	26
*	Sugar Land Surgical Hospital, Sugar Land, Texas(3)	12/28/02	4	13
*	TOPS Surgical Specialty Hospital, Houston, Texas(3)	7/1/99	7	41
*	United Surgery Center — Southeast, Houston, Texas(1)	9/1/99	3	35
	West Houston Ambulatory Surgical Associates, Houston, Texas	4/19/06 (5)	5	51
Kansas City
*	Briarcliff Surgery Center, Kansas City, Missouri	6/1/05	2	29
*	Creekwood Surgery Center, Kansas City, Missouri(1)	7/29/98	4	36

		Date of	Number
		Acquisition	of	Percentage
		or	Operating	Owned by
Facility		Affiliation	Rooms	USPI

*	Liberty Surgery Center, Liberty, Missouri	6/1/05	2	30
*	Saint Mary’s Surgical Center, Blue Springs, Missouri	5/1/05	4	21
Knoxville
*	Parkwest Surgery Center, Knoxville, Tennessee	7/26/01	5	22
*	Physician’s Surgery Center of Knoxville, Knoxville, Tennessee	1/1/08	6	26
Lansing
*	Genesis Surgery Center, Lansing, Michigan	11/1/06	4	22
*	Lansing Surgery Center, Lansing, Michigan	11/1/06	4	22
Las Vegas
*	Durango Outpatient Surgery Center, Las Vegas, Nevada	12/9/08	4	30
*	Parkway Surgery Center, Henderson, Nevada	8/3/98	5	28
Los Angeles
	Coast Surgery Center of South Bay, Torrance, California(1)	12/18/01	3	24
	Pacific Endo-Surgical Center, Torrance, California	8/1/03	1	60
*	San Fernando Valley Surgery Center, Mission Hills, California	11/1/04	4	32
	San Gabriel Valley Surgical Center, West Covina, California	11/16/01	3	51
*	Santa Clarita Ambulatory Surgery Center, Santa Clarita, California(1)	3/7/06	3	36
	The Center for Ambulatory Surgical Treatment, Los Angeles, California(1)	11/14/02	4	57
Nashville
*	Baptist Ambulatory Surgery Center, Nashville, Tennessee	3/1/98 (2)	6	25
*	Baptist Plaza Surgicare, Nashville, Tennessee	12/3/03	9	21
*	Center for Spinal Surgery, Nashville, Tennessee(3)	12/31/08	6	15
*	Middle Tennessee Ambulatory Surgery Center, Murfreesboro, Tennessee	7/29/98	4	37
*	Northridge Surgery Center, Nashville, Tennessee	4/19/06 (5)	5	29
*	Physicians Pavilion Surgery Center, Smyrna, Tennessee	7/29/98	4	47
*	Saint Thomas Surgicare, Nashville, Tennessee	7/15/02	5	20
New Jersey
*	Central Jersey Surgery Center, Eatontown, New Jersey	11/1/04	3	35
*	Northern Monmouth Regional Surgery Center, Manalapan, New Jersey	7/10/06	4	35
	University SurgiCenter, East Brunswick, New Jersey	6/26/02	5	17
*	Shore Outpatient Surgicenter, Lakewood, New Jersey	11/1/04	3	56
*	Shrewsbury Surgery Center, Shrewsbury, New Jersey	4/1/99	4	14
	Suburban Endoscopy Services, Verona, New Jersey	4/19/06 (5)	2	51
*	Toms River Surgery Center, Toms River, New Jersey	3/15/02	4	20
Oklahoma City
*	Oklahoma Center for Orthopedic MultiSpecialty Surgery, Oklahoma City, Oklahoma(3)	8/2/04	4	24
*	Southwest Orthopaedic Ambulatory Surgery Center, Oklahoma City, Oklahoma	8/2/04	2	24

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
Facility		Affiliation		Rooms	USPI

*	Specialists Surgery Center, Oklahoma City, Oklahoma(1)	3/27/02		3	25
Orlando
	Sand Lake Surgery Center, Orlando, Florida	2/18/08		3	33
	University Surgical Center, Winter Park, Florida	10/15/98		3	40
Phoenix
*	Arizona Orthopedic Surgical Hospital, Chandler, Arizona(3)	5/19/04		6	35
*	Desert Ridge Outpatient Surgery Center, Phoenix, Arizona	3/30/07		4	33
	Metro Surgery Center, Phoenix, Arizona	4/19/06	(5)	4	77
	Physicians Surgery Center of Tempe, Tempe, Arizona	4/19/06	(5)	2	10
*	St. Joseph’s Outpatient Surgery Center, Phoenix, Arizona(1)	9/2/03		8	31
	Surgery Center of Peoria, Peoria, Arizona	4/19/06	(5)	3	55
	Surgery Center of Scottsdale, Scottsdale, Arizona	4/19/06	(5)	4	53
	Surgery Center of Gilbert, Gilbert, Arizona	4/19/06	(5)	3	21
*	Warner Outpatient Surgery Center, Chandler, Arizona	7/1/99		4	28
Redding
*	Court Street Surgery Center, Redding, California	4/19/06	(5)	2	31
*	Mercy Surgery Center, Redding, California	3/1/08		4	31
*	Redding Surgery Center, Redding, California	4/19/06	(5)	2	31
Richmond
*	Memorial Ambulatory Surgery Center, Mechanicsville, Virginia	12/30/05		5	23
*	St. Mary’s Ambulatory Surgery Center, Richmond, Virginia	11/29/06		4	20
Sacramento
*	Folsom Outpatient Surgery Center, Folsom, California	6/1/05		2	33
*	Roseville Surgery Center, Roseville, California	7/1/06		2	31
San Antonio
*	Alamo Heights Surgery Center, San Antonio, Texas(1)	12/1/04		3	59
*	CHRISTUS Santa Rosa Surgery Center, San Antonio, Texas(1)	5/3/04		5	31
	San Antonio Endoscopy Center, San Antonio, Texas	5/1/05		1	54
St. Louis
	Advanced Surgical Care, Creve Coeur, Missouri(1)	1/1/06		2	64
	Chesterfield Surgery Center, Chesterfield, Missouri(1)	1/1/06		2	66
	Frontenac Surgery and Spine Care Center, Frontenac, Missouri(1)	5/1/07		2	32
	Manchester Surgery Center, St. Louis, Missouri	2/1/07		3	66
	Mason Ridge Surgery Center, St. Louis, Missouri(1)	2/1/07		2	57
	Mid Rivers Surgery Center, Saint Peters, Missouri	1/1/06		2	66
	Old Tesson Surgery Center, St. Louis, Missouri	8/1/08		3	63
	Olive Surgery Center, St. Louis, Missouri	1/1/06		2	62
	Riverside Ambulatory Surgery Center, Florissant, Missouri	8/1/06		2	65
	South County Outpatient Endoscopy Services, St. Louis, Missouri	10/1/08		2	25
	Sunset Hills Surgery Center, St. Louis, Missouri	1/1/06		2	66
	The Ambulatory Surgical Center of St. Louis, Bridgeton, Missouri	8/1/06		2	66
	Twin Cities Ambulatory Surgery Center, St. Louis, Missouri	9/1/08		2	65

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
Facility		Affiliation		Rooms	USPI

	Webster Surgery Center, Webster Groves, Missouri(1)	3/1/07		2	30
Additional Markets
	Austintown Ambulatory Surgery Center, Austintown, Ohio	4/12/02		5	65
*	Beaumont Surgical Affiliates, Beaumont, Texas(1)	4/19/06	(5)	6	25
*	Bon Secours Surgery Center at Harbour View, Suffolk, Virginia	11/12/07		6	19
*	Bon Secours Surgery Center at Virginia Beach, Virginia Beach, Virginia	5/30/07		2	30
	Chico Surgery Center, Chico, California	4/19/06	(5)	3	89
*	CHRISTUS Cabrini Surgery Center, Alexandria, Louisiana	6/22/07		4	25
*	Crown Point Surgical Center, Parker, Colorado	10/1/08		4	40
	Day-Op Center of Long Island, Mineola, New York(4)	12/4/98		4	99
	Destin Surgery Center, Destin, Florida	9/25/02		2	30
	Great Plains Surgery Center, Lawton, Oklahoma	4/19/06	(5)	2	49
	Greater Baton Rouge Surgical Hospital, Baton Rouge, Louisiana(3)	10/11/05		4	30
	Idaho Surgery Center, Caldwell, Idaho	4/19/06	(5)	3	19
*	Mary Immaculate Ambulatory Surgical Center, Newport News, Virginia	7/19/04		3	16
*	McLaren ASC of Flint, Flint, Michigan	8/2/07		4	43
*	Mountain Empire Surgery Center, Johnson City, Tennessee	2/20/00	(2)	4	18
	New Horizons Surgery Center, Marion, Ohio	4/19/06	(5)	2	10
	New Mexico Orthopaedic Surgery Center, Albuquerque, New Mexico	2/29/00	(2)	6	51
*	Northwest Surgery Center, Portland, Oregon	12/1/08		3	27
	Reading Surgery Center, Spring Township, Pennsylvania	7/1/04		3	57
	Redmond Surgery Center, Redmond, Oregon	4/19/06	(5)	2	65
*	Saint John’s Outpatient Surgery Center, Oxnard, California	12/5/05		4	34
*	Scripps Encinitas Surgery Center, Encinitas, California	2/6/08		3	18
	Surgi-Center of Central Virginia, Fredericksburg, Virginia	11/29/01		4	80
	Surgery Center of Canfield, Canfield, Ohio(1)	4/19/06	(5)	3	23
	Surgery Center of Columbia, Columbia, Missouri(1)	8/1/06		2	61
	Surgery Center of Fort Lauderdale, Fort Lauderdale, Florida	11/1/04		4	70
	Templeton Surgery Center, Templeton, California	1/20/07		2	65
*	Terre Haute Surgical Center, Terre Haute, Indiana	12/19/07		2	34
	Teton Outpatient Services, Jackson, Wyoming(1)	8/1/98	(2)	2	49
	Tri-City Orthopaedic Center, Richland, Washington(4)	4/19/06	(5)	2	20
	Tulsa Outpatient Surgery Center, Tulsa, Oklahoma	11/1/04		4	30
*	Utica Surgery and Endoscopy Center, Utica, Michigan	4/1/07		3	33
	Victoria Ambulatory Surgery Center, Victoria, Texas	4/19/06	(5)	2	59
United Kingdom
	Parkside Hospital, Wimbledon	4/6/00		4	100
	Holly House Hospital, Essex	4/6/00		3	100
	Highgate Private Clinic, Highgate	4/29/03		3	100

*	Facilities jointly owned with not-for-profit hospital systems.

(1)	Certain of our surgery centers are licensed and equipped to accommodate 23-hour stays.

(2)	Indicates date of acquisition by OrthoLink Physician Corporation. We acquired OrthoLink in February 2001.

(3)	Surgical hospitals, all of which are licensed and equipped for overnight stays.

(4)	Operated through a consulting and administrative agreement.

(5)	Indicates the date of our acquisition of Surgis.

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

Our administrative office in the United Kingdom is located in London. We currently lease 2,300 square feet. The lease expires in October 2013.

We also lease approximately 40,000 square feet of total additional space in Brentwood, Tennessee; Chicago, Illinois; Houston, Texas; St. Louis, Missouri; Denver, Colorado; and Pasadena, California for regional offices. These leases expire between February 2010 and May 2015.

Acquisitions and Development

The following table sets forth information relating to facilities that are currently under construction:

			Expected	Number of
	Hospital		Opening	Operating
Facility Location	Partner	Type	Date	Rooms

St. Louis, Missouri	SSM	Surgery Center	Q309	3
Turnersville, New Jersey	Kennedy	Surgery Center	Q309	3
Clarkston (Detroit), Michigan	McLaren	Surgery Center	Q209	4
Arlington, Texas	Baylor	Hospital	Q110	6

We also have four additional projects under development, all of which involve a hospital partner. It is possible that some of these projects, as well as other projects which are in various stages of negotiation with both current and prospective joint venture partners, will result in our operating additional facilities sometime in 2009. While our history suggests that many of these projects will culminate with the opening of a profitable surgical facility, we can provide no assurance that any of these projects will reach that stage or will be successful thereafter.

Marketing

Our sales and marketing efforts are directed primarily at physicians, who are principally responsible for referring patients to our facilities. We market our facilities to physicians by emphasizing (1) the high level of patient and physician satisfaction with our surgery centers, which is based on surveys we take concerning our facilities, (2) the quality and responsiveness of our services, (3) the practice efficiencies provided by our facilities, and (4) the benefits of our affiliation with our hospital partners, if applicable. We also directly negotiate, together in some instances with our hospital partners, agreements with third-party payors, which generally focus on the pricing, number of facilities in the market and affiliation with physician groups in a particular market. Maintaining access to physicians and patients through third-party payor contracting is essential for the economic viability of most of our facilities.

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

Employees

As of December 31, 2008, we employed approximately 6,300 people, 5,600 of whom are full-time employees and 700 of whom are part-time employees. Of these employees, we employ approximately 5,400 in the United States and 900 in the United Kingdom. The physicians that affiliate with us and use our facilities are not our employees. However, we generally offer the physicians the opportunity to purchase equity interests in the facilities they use.

Professional and General Liability Insurance

In the United States, we maintain professional and general liability insurance through a wholly-owned captive insurance company. We make premium payments to the captive insurance company and accrue for claims costs based on actuarially predicted ultimate losses and the captive insurance company then pays administrative fees and the insurance claims. We also maintain umbrella business interruption and property damage insurance with third party providers. The governing documents of each of our surgical facilities require physicians who conduct surgical procedures at those facilities to maintain stated amounts of insurance. In the United Kingdom, we maintain general public insurance, malpractice insurance and property and business interruption insurance. Our insurance policies are generally subject to annual renewals. We believe that we will be able to renew current policies or otherwise obtain comparable insurance coverage at reasonable rates. However, we have no control over the insurance markets and can provide no assurance that we will economically be able to maintain insurance similar to our current policies.

Government Regulation

United States

General

The healthcare industry is subject to extensive regulation by federal, state and local governments. Government regulation affects our business by controlling growth, requiring licensing or certification of facilities, regulating how facilities are used and controlling payment for services provided. Further, the regulatory environment in which we operate may change significantly in the future. While we believe we have structured our agreements and operations in material compliance with applicable law, there can be no assurance that we will be able to successfully address changes in the regulatory environment.

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

In addition to extensive existing government healthcare regulation, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. We believe that these healthcare reform initiatives will continue during the foreseeable future. If adopted, some aspects of proposed reforms, such as further reductions in Medicare or Medicaid payments, or additional prohibitions on physicians’ financial relationships with facilities to which they refer patients, could adversely affect us.

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

Licensure and certificate-of-need regulations

Capital expenditures for the construction of new facilities, the addition of capacity or the acquisition of existing facilities may be reviewable by state regulators under statutory schemes that are sometimes referred to as certificate of need laws. States with certificate of need laws place limits on the construction and acquisition of healthcare facilities and the expansion of existing facilities and services. In these states, approvals are required for capital expenditures exceeding certain specified amounts and that involve certain facilities or services, including ambulatory surgery centers and surgical hospitals.

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

Our U.S. healthcare facilities receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc., nationwide commissions which establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. Generally, our healthcare facilities must be in operation for at least six months before they are eligible for accreditation. As of December 31, 2008, all of our eligible healthcare facilities had been accredited by either the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc. or are in the process of applying for such accreditation. Many managed care companies and third-party payors require our facilities to be accredited in order to be considered a participating provider under their health plans.

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

Medicare payments for procedures performed at short stay surgical facilities are not based on costs or reasonable charges. Instead, Medicare prospectively determines fixed payment amounts for procedures performed at short stay surgical facilities. These amounts are adjusted for regional wage variations. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the year ended December 31, 2008, the combined year ended December 31, 2007, and the year ended December 31, 2006, 26%, 27%, and 28%, respectively, of our domestic case volumes were attributable to Medicare and Medicaid payments, although the percentage of our overall revenues these cases represent is significantly less because government payors typically pay less than private insurers. For example, approximately 11% and 1% of our 2008 domestic patient service revenues were contributed by Medicare and Medicaid, respectively, despite those cases representing a total of 26% of our domestic case volume during 2008.

In order to participate in the Medicare program, our short stay surgical facilities must satisfy a set of regulations known as “conditions of participation.” Each facility can meet this requirement through accreditation with the Joint Commission on Accreditation of Healthcare Organizations or other CMS-approved accreditation organizations, or through direct surveys at the direction of CMS. All of our short stay surgical facilities in the United States are certified or, with respect to newly acquired or developed facilities, are awaiting certification to participate in the Medicare program. We have established ongoing quality assurance activities to monitor and ensure our facilities’ compliance with these conditions of participation. Any failure by a facility to maintain compliance with these conditions of participation as determined by a survey could result in the loss of the facility’s provider agreement with CMS, which would prohibit reimbursement for services rendered to Medicare or Medicaid beneficiaries until such time as the facility is found to be back in compliance with the conditions of participation. This could have a material adverse affect on the individual facility’s billing and collections.

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

Federal Anti-Kickback Law

State and federal laws regulate relationships among providers of healthcare services, including employment or service contracts and investment relationships. These restrictions include a federal criminal law, referred to herein as the Anti-Kickback Statute, that prohibits offering, paying, soliciting or receiving any form of remuneration in return for:

•	referring patients for services or items payable under a federal healthcare program, including Medicare or Medicaid, or

•	purchasing, leasing or ordering, or arranging for or recommending purchasing, leasing or ordering, any good, facility, service or item for which payment may be made in whole or in part by a federal healthcare program.

A violation of the Anti-Kickback Statute constitutes a felony. Potential sanctions include imprisonment of up to five years, criminal fines of up to $25,000, civil money penalties of up to $50,000 per act plus three times the remuneration offered or three times the amount claimed and exclusion from all federally funded healthcare programs. The applicability of these provisions to some forms of business transactions in the healthcare industry has not yet been subject to judicial or regulatory interpretation. Moreover, several federal courts have held that the Anti-Kickback Statute can be violated if only one purpose (not necessarily the primary purpose) of the transaction is to induce or reward a referral of business, notwithstanding other legitimate purposes.

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

Our partnerships and limited liability companies that are providers of services under the Medicare and Medicaid programs, and their respective partners and members, are subject to the Anti-Kickback Statute. A number of the relationships that we have established with physicians and other healthcare providers do not fit within any of the statutory exceptions or safe harbor regulations issued by the Office of the Inspector General. All of the 160 surgical facilities in the United States in which we hold an ownership interest are owned by partnerships or limited liability companies, which include as partners or members physicians who perform surgical or other procedures at the facilities.

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

In addition, because we do not control the medical practices of our physician investors or control where they perform surgical procedures, it is possible that the quantitative tests described above will not be met, or that other conditions of the surgery center safe harbor will not be met. Accordingly, while the surgery center safe harbor is helpful in establishing that a physician’s investment in a surgery center should be considered an extension of the physician’s practice and not as a prohibited financial relationship, we can give no assurances that these ownership interests will not be challenged under the Anti-Kickback Statute. In an effort to monitor our compliance with the safe harbor’s extension of practice requirement, we have implemented an internal certification process, which tracks each physician’s annual extension of practice certification. While this process provides support for physician compliance with the safe harbor’s quantitative tests, we can give no assurance of such compliance. However, we believe that our arrangements involving physician ownership interests in our ambulatory surgery centers do not fall within the activities prohibited by the Anti-Kickback Statute.

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

Thirteen of our U.S. facilities are hospitals rather than ambulatory surgery centers. The Stark Law includes an exception for physician investments in hospitals if the physician’s investment is in the entire hospital and not just a department of the hospital. We believe that the physician investments in our hospitals fall within the exception and are therefore permitted under the Stark Law. However, over the past few years there have been various legislative attempts to change the way the hospital exception applies to physician investments in hospitals and it is possible that there could be another legislative attempt to alter this exception in the future. See “Risk Factors — Future Legislation could restrict our ability to operate our domestic surgical hospitals.”

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

In August 2000, the Department of Health and Human Services finalized the transaction standards, which we comply with. The transaction standards require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and health payment and remittance advices.

The Department of Health and Human Services has also published a rule establishing standards for the privacy of individually identifiable health information, which we comply with. These privacy standards apply to all health plans, all healthcare clearinghouses and many healthcare providers, including healthcare providers that transmit health information in an electronic form in connection with certain standard transactions. We are a covered entity under the final rule. The privacy standards protect individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed. A violation of the privacy standards could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.

Finally, the Department of Health and Human Services has also issued a rule establishing, in part, standards for the security of health information by health plans, healthcare clearinghouses and healthcare providers that maintain or transmit any health information in electronic form, regardless of format. We are an affected entity under the rule. These security standards require affected entities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure integrity, confidentiality and the availability of the information. The security standards were designed to protect the health information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and affected entities have the flexibility to choose their own technical solutions, the security standards required us to implement significant systems and protocols. We also comply with these regulations.

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

European Union and United Kingdom

The European Commission’s Directive on Data Privacy has been implemented in national EU data protection laws (such as the Data Protection Act of 1998). EU data protection legislation prohibits the transfer of personal data to non-EEA countries that do not meet the European “adequacy” standard for privacy protection. The European Union privacy legislation requires, among other things, the creation of government data protection agencies, registration of processing with those agencies, and in some instances prior approval before personal data processing may begin.

The U.S. Department of Commerce, in consultation with the European Commission, developed a “safe harbor” framework to protect data transferred in trans Atlantic businesses like ours. The safe harbor provides a way for us to avoid experiencing interruptions in our business dealings in the European Union. It also provides a way to avoid prosecution by European authorities under European privacy laws. By certifying to the safe harbor, we will notify the European Union organizations that we provide “adequate” privacy protection, as defined by European privacy laws, in relation to international data transfers to the USA. To certify to the safe harbor, we must adhere to seven principles. These principles relate to notice, choice, onward transfer or transfers to third parties, access, security, data integrity and enforcement.

We intend to satisfy the requirements of the safe harbor. Even if we are able to formulate programs that attempt to meet these objectives, we may not be able to execute them successfully, which could have a material adverse effect on our revenues, profits or results of operations.

While there is no specific anti-kickback legislation in the United Kingdom that is unique to the medical profession, general criminal legislation prohibits bribery and corruption. Our hospitals in the United Kingdom do not pay commissions to or share profits with referring physicians who invoice patients or insurers directly for fees relating to the provision of their services. Hospitals in the United Kingdom are required to register with the Healthcare Commission pursuant to the Care Standards Act 2000, as amended by the Health and Social Care (Community Health and Standards) Act 2003, which provides for regular inspections of the facility by representatives of the Healthcare Commission. Beginning April 1, 2009, these registration and inspection functions will transfer to the Care Quality Commission established under the Health and Social Care Act 2008. Hospitals are also required to comply with the Private and Voluntary Health Care (England) Regulations 2001. The operation of a hospital without registration is a criminal offense. Under the Misuse of Drugs Act 1971, the supply, possession or production of controlled drugs without a license from the Secretary of State is a criminal offense. The Data Protection Act 1998 requires hospitals to register as “data controllers.” The processing of personal data, such as patient information and medical records, without prior registration or maintaining an inaccurate registration is a criminal offense. We believe that our operations in the United Kingdom are in material compliance with the laws referred to in this paragraph.

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

We are dependent upon private and governmental third party sources of payment for the services provided to patients in our surgery centers and surgical hospitals. The amount of payment a surgical facility receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third party payors. In the United Kingdom, a significant portion of our revenues result from referrals of patients to our hospitals by the national health system. We have no control over the number of patients that are referred to the private sector annually. Fixed fee schedules, capitation payment arrangements, exclusion from participation in or inability to reach agreement with managed care programs or other factors affecting payments for healthcare services over which we have no control could also cause a reduction in our revenues.

If we are unable to acquire and develop additional surgical facilities on favorable terms, are not successful in integrating operations of acquired surgical facilities, or are unable to manage growth, we may be unable to execute our acquisition and development strategy, which could limit our future growth.

Our strategy is to increase our revenues and earnings by continuing to acquire and develop additional surgical facilities, primarily in collaboration with our hospital partners. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions. We are currently evaluating potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future. The surgical facilities we develop typically incur losses in their early months of operation (more so in the case of surgical hospitals) and, until their case loads grow, they generally experience lower total revenues and operating margins than established surgical facilities, and we expect this trend to continue. Historically, most of our newly developed facilities have generated positive cash flow within the first 12 months of operations. We may not be successful in acquiring surgical facilities, developing surgical facilities or achieving satisfactory operating results at acquired or newly developed facilities. Further, the companies or assets we acquire in the future may not ultimately produce returns that justify our related investment. If we are not able to execute our acquisition and development strategy, our ability to increase revenues and earnings through future growth would be impaired.

If we are not successful in integrating newly acquired surgical facilities, we may not realize the potential benefits of such acquisitions. Likewise, if we are not able to integrate acquired facilities’ operations and personnel with ours in a timely and efficient manner, then the potential benefits of the transaction may not be realized. Further, any delays or unexpected costs incurred in connection with integration could have a material adverse effect on our operations and earnings. In particular, if we experience the loss of key personnel or if the effort devoted to the integration of acquired facilities diverts significant management or other resources from other operational activities, our operations could be impaired.

We have acquired interests in or developed all of our surgical facilities since our inception. We expect to continue to expand our operations in the future. Our rapid growth has placed, and will continue to place, increased demands on our management, operational and financial information systems and other resources. Further expansion of our operations will require substantial financial resources and management attention. To accommodate our past and anticipated future growth, and to compete effectively, we will need to continue to implement and improve our management, operational and financial information systems and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures or controls may not be adequate to support our operations in the future. Further, focusing our financial resources and management attention on the expansion of our operations may negatively impact our financial results. Any failure to implement and improve our management, operational and financial information systems, or to expand, train, manage or motivate our workforce, could reduce or prevent our growth.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

We have a substantial amount of indebtedness. As of December 31, 2008, we had approximately $1.1 billion of total indebtedness and a total indebtedness to total capitalization percentage ratio of approximately 56%.

Our and our subsidiaries’ high degree of leverage could have important consequences to you. For example, it:

•	requires us and certain of our subsidiaries to dedicate a substantial portion of cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund working capital, capital expenditures, development activity, acquisitions and other general corporate purposes;

•	increases vulnerability to adverse general economic or industry conditions;

•	limits flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;

•	makes us and our subsidiaries more vulnerable to increases in interest rates, as borrowings under our senior secured credit facilities are at variable rates;

•	limits our and our subsidiaries’ ability to obtain additional financing in the future for working capital or other purposes, such as raising the funds necessary to repurchase our senior subordinated notes upon the occurrence of specified changes of control, or

•	places us at a competitive disadvantage compared to our competitors that have less indebtedness.

Our significant indebtedness could limit our flexibility.

We are significantly leveraged and will continue to have significant indebtedness in the future. Our acquisition and development program requires substantial capital resources, estimated to range from $60 million to $80 million per year over the next three years, although the range could be exceeded if we identify attractive multi-facility acquisition opportunities. The operations of our existing surgical facilities also require ongoing capital expenditures. We believe that our cash on hand, cash flows from operations and available borrowings under our revolving credit facility will be sufficient to fund our acquisition and development activities in 2009, but if we identify favorable acquisition and development opportunities that require additional resources, we may be required to incur additional indebtedness in order to pursue these opportunities. However, we may be unable to obtain sufficient financing on terms satisfactory to us, or at all, especially given the current uncertainty in the credit markets. In that event, our acquisition and development activities would have to be curtailed or eliminated and our financial results could be adversely affected.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The operating and financial restrictions and covenants in our debt instruments, including our senior secured credit facilities and the indenture governing our senior subordinated notes, may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. For example, our senior secured credit facility restricts, subject to certain exceptions, our and our subsidiaries’ ability to, among other things:

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

In addition, the senior secured U.K. credit facility restricts, subject to certain exceptions, the ability of certain of our subsidiaries existing in the United Kingdom to, among other things:

•	incur or permit to exist additional indebtedness;

•	incur liens;

•	make loans, investments or acquisitions;

•	declare dividends or other distributions;

•	enter into operating leases;

•	engage in mergers, joint ventures or partnerships;

•	sell assets;

•	alter the business that the U.K. borrowers and their subsidiaries conduct; and

•	incur financial lease expenditures.

The indenture governing our senior subordinated notes includes similar restrictions. Our senior secured credit facility also requires us to comply with a financial covenant with respect to the revolving credit facility that becomes more restrictive over time and the senior secured U.K. credit facility requires certain of our subsidiaries in the United Kingdom to comply with certain financial covenants, including a maximum leverage ratio test, a debt service coverage ratio test and an interest coverage ratio test. Our and our subsidiaries’ ability to comply with these covenants and ratios may be affected by events beyond our control. A breach of any covenant or required financial ratio could result in a default under the senior secured credit facilities. In the event of any default under the senior secured credit facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be due and payable, to require us or the borrower in the United Kingdom to apply all available cash to repay these borrowings or to prevent us from making or permitting subsidiaries in the United Kingdom to make distributions or dividends, the proceeds of which are used by us to make debt service payments on our senior subordinated notes, any of which would be an event of default under the notes.

If we incur material liabilities as a result of acquiring surgical facilities, our operating results could be adversely affected.

Although we conduct extensive due diligence prior to the acquisition of surgical facilities and seek indemnification from prospective sellers covering unknown or contingent liabilities, we may acquire surgical facilities that have material liabilities for failure to comply with healthcare laws and regulations or other past activities. Although we maintain professional and general liability insurance, we do not currently maintain insurance specifically covering any unknown or contingent liabilities that may have occurred prior to the acquisition of surgical facilities. If we incur these liabilities and are not indemnified or insured for them, our operating results and financial condition could be adversely affected.

We depend on our relationships with not-for-profit healthcare systems. If we are not able to maintain our strategic alliances with these not-for-profit healthcare systems, or enter into new alliances, we may be unable to implement our business strategies successfully.

Our domestic business depends in part upon the efforts and success of the not-for-profit healthcare systems with which we have strategic alliances and the strength of our alliances with those healthcare systems. Our business could be adversely affected by any damage to those healthcare systems’ reputations or to our alliances with them. We may not be able to maintain our existing alliance agreements on terms and conditions favorable to us or enter into alliances with additional not-for-profit healthcare systems. Our relationships with not-for-profit healthcare systems and the joint venture agreements that represent these relationships are structured to comply with current revenue rulings published by the Internal Revenue Service as well as case law relevant to joint ventures between for-profit and not-for-profit healthcare entities. Material changes in these authorities could adversely affect our relationships with not-for-profit healthcare systems. If we are unable to maintain our existing arrangements on terms favorable to us or enter into alliances with additional not-for-profit healthcare systems, we may be unable to implement our business strategies successfully.

If we and our not-for-profit healthcare system partners are unable to successfully negotiate contracts and maintain satisfactory relationships with managed care organizations or other third party payors, our revenues may decrease.

Our competitive position has been, and will continue to be, affected by initiatives undertaken during the past several years by major domestic purchasers of healthcare services, including federal and state governments, insurance companies and employers, to revise payment methods and monitor healthcare expenditures in an effort to contain healthcare costs. As a result of these initiatives, managed care companies such as health maintenance and preferred provider organizations, which offer prepaid and discounted medical service packages, represent a growing segment of healthcare payors, the effect of which has been to reduce the growth of domestic healthcare facility margins and revenue. Similarly, in the United Kingdom, most patients at hospitals have private healthcare insurance, either paid for by the patient or received as part of their employment compensation. Our hospitals in the United Kingdom contract with healthcare insurers on an annual basis to provide services to insured patients.

As an increasing percentage of domestic patients become subject to healthcare coverage arrangements with managed care payors, we believe that our success will continue to depend upon our and our not-for-profit healthcare system partners’ ability to negotiate favorable contracts on behalf of our facilities with managed care organizations, employer groups and other private third party payors. We have structured our ventures with not-for-profit healthcare system partners in a manner we believe to be consistent with applicable regulatory requirements. If applicable regulatory requirements were interpreted to require changes to our existing arrangements, or if we are unable to enter into these arrangements on satisfactory terms in the future, we could be adversely affected. Many of these payors already have existing provider structures in place and may not be able or willing to change their provider networks. Similarly, if we fail to negotiate contracts with healthcare insurers in the United Kingdom on favorable terms, or if we fail to remain on insurers’ networks of approved hospitals, such failure could have a material adverse effect on us. We could also experience a material adverse effect to our operating results and financial condition as a result of the termination of existing third party payor contracts.

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

Our surgical facilities face competition for patients from other health care providers.

The health care business is highly competitive, and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other facilities in the local communities served by our facilities provide services similar to those offered by our surgery centers and surgical hospitals. In addition, the number of freestanding surgical hospitals and surgery centers in the geographic areas in which we operate has increased significantly. As a result, most of our surgery centers and surgical hospitals operate in a highly competitive environment. Some of the hospitals that compete with our facilities are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. Our surgery centers and surgical hospitals are facing increasing competition from unaffiliated physician-owned surgery centers and surgical hospitals for market share in high margin services and for quality physicians and personnel. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our surgery centers and surgical hospitals, we may experience an overall decline in patient volume.

Current economic conditions may adversely affect our financial condition and results of operations.

The current economic conditions will likely have an impact on our business. We regularly monitor quantitative as well as qualitative measures to identify changes in our business in order to react accordingly. Although we have not seen any significant trends as it relates to our case volume through December 2008, there can be no assurance that we will not be negatively impacted. The most likely impact on us will be lower case volumes as elective procedures may be deferred or cancelled, which could have an adverse effect on our financial condition and results of operations.

Our United Kingdom operations are subject to unique risks, any of which, if they actually occur, could adversely affect our results.

We expect that revenue from our United Kingdom operations will continue to account for a significant percentage of our total revenue. Further, we may pursue additional acquisitions in the United Kingdom, which would require substantial financial resources and management attention. This focus of financial resources and management attention could have an adverse effect on our financial results. In addition, our United Kingdom operations are subject to risks such as:

•	fluctuations in exchange rates;

•	competition with government sponsored healthcare systems;

•	unforeseen changes in foreign regulatory requirements or domestic regulatory requirements affecting our foreign operations;

•	identifying, attracting, retaining and working successfully with qualified local management;

•	difficulties in staffing and managing geographically and culturally diverse, multinational operations; and

•	the possibility of an economic downturn in the United Kingdom, which could adversely affect the ability or willingness of employers and individuals in these countries to purchase private health insurance.

These or other factors could have a material adverse effect on our ability to successfully operate in the United Kingdom and our financial condition and operations.

Our revenues may be reduced by changes in payment methods or rates under the Medicare or Medicaid programs.

The Department of Health and Human Services and the states in which we perform surgical procedures for Medicaid patients may revise the Medicare and Medicaid payment methods or rates in the future. Any such changes could have a negative impact on the reimbursements we receive for our surgical services from the Medicare program and the state Medicaid programs. Notably, as part of a Congressional mandate to revise the Medicare payment system for procedures performed in ambulatory surgery centers, the Center for Medicare and Medicaid Services published proposed rules revising the payment system for ambulatory surgery centers in August 2006. This Congressional mandate required that the new payment system begin no later than January 1, 2008. The final rule expanded the number of procedures that are covered in ambulatory surgery centers and, among other things, set the payment rate at approximately 65% of the payment for the same procedure when performed in a hospital outpatient department. The final rule will be phased in over a four-year period which began in 2008.

Efforts to regulate the construction, acquisition or expansion of healthcare facilities could prevent us from acquiring additional surgical facilities, renovating our existing facilities or expanding the breadth of services we offer.

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

The federal Anti-Kickback Statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referrals for items or services payable by Medicare, Medicaid, or any other federally funded healthcare program. Additionally, the Anti-Kickback Statute prohibits any form of remuneration in return for purchasing, leasing or ordering, or arranging for or recommending the purchasing, leasing or ordering of items or services payable by Medicare, Medicaid or any other federally funded healthcare program. The Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. Moreover, several federal courts have held that the Anti-Kickback Statute can be violated if only one purpose (not necessarily the primary purpose) of a transaction is to induce or reward a referral of business, notwithstanding other legitimate purposes. Violations of the Anti-Kickback Statute may result in substantial civil or criminal penalties, including up to five years imprisonment and criminal fines of up to $25,000 and civil penalties of up to $50,000 for each violation, plus three times the remuneration involved or the amount claimed and exclusion from participation in all federally funded healthcare programs. An exclusion, if applied to our surgery centers or surgical hospitals, could result in significant reductions in our revenues, which could have a material adverse effect on our business.

In July 1991, the Department of Health and Human Services issued final regulations defining various “safe harbors.” Two of the safe harbors issued in 1991 apply to business arrangements similar to those used in connection with our surgery centers and surgical hospitals: the “investment interest” safe harbor and the “personal services and management contracts” safe harbor. However, the structure of the partnerships and limited liability companies operating our surgery centers and surgical hospitals, as well as our various business arrangements involving physician group practices, do not satisfy all of the requirements of either safe harbor. Therefore, our business arrangements with our surgery centers, surgical hospitals and physician groups do not qualify for “safe harbor” protection from government review or prosecution under the Anti-Kickback Statute. When a transaction or relationship does not fit within a safe harbor, it does not mean that an anti-kickback violation has occurred; rather, it means that the facts and circumstances as well as the intent of the parties related to a specific transaction or relationship must be examined to determine whether or not any illegal conduct has occurred.

On November 19, 1999, the Department of Health and Human Services promulgated final regulations creating additional safe harbor provisions, including a safe harbor that applies to physician ownership of or investment interests in surgery centers. The surgery center safe harbor protects four types of investment arrangements: (1) surgeon owned surgery centers; (2) single specialty surgery centers; (3) multi-specialty surgery centers; and (4) hospital/physician surgery centers. Each category has its own requirements with regard to what type of physician may be an investor in the surgery center. In addition to the physician investor, the categories permit an “unrelated” investor, who is a person or entity that is not in a position to provide items or services related to the surgery center or its investors. Our business arrangements with our surgical facilities typically consist of one of our subsidiaries being an investor in each partnership or limited liability company that owns the facility, in addition to providing management and other services to the facility. As a result, these business arrangements do not comply with all the requirements of the surgery center safe harbor, and, therefore, are not immune from government review or prosecution.

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

The Department of Health and Human Services, acting through the Centers for Medicare and Medicaid Services, has promulgated regulations implementing the Stark Law. These regulations exclude health services provided by an ambulatory surgery center from the definition of “designated health services” if the services are included in the facility’s composite Medicare payment rate. Therefore, the Stark Law’s self-referral prohibition generally does not apply to health services provided by a surgery center. However, if the surgery center is separately billing Medicare for designated health services that are not covered under the surgery center’s composite Medicare payment rate, or if either the surgery center or an affiliated physician is performing (and billing Medicare) for procedures that involve designated health services that Medicare has not designated as an ambulatory surgery center service, the Stark Law’s self-referral prohibition would apply and such services could implicate the Stark Law. We believe that our operations do not violate the Stark Law, as currently interpreted.

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

At this time, we are not aware of any regulatory amendments or proposed changes that would trigger this obligation. Typically, our partnership and limited liability company agreements allow us to use shares of our common stock as consideration for the purchase of a physician’s ownership interest. The use of shares of our common stock for that purpose would dilute the ownership interests of our common stockholders. In the event that we are required to purchase all of the physicians’ ownership interests and our common stock does not maintain a sufficient valuation, we could be required to use our cash resources for the acquisitions, the total cost of which we estimate to be up to approximately $399.0 million at December 31, 2008. The creation of these obligations and the possible termination of our affiliation with these physicians could have a material adverse effect on us.

Future legislation could restrict our ability to operate our domestic surgical hospitals.

The Stark Law currently includes an exception relating to physician ownership of a hospital, provided that the physician’s ownership interest is in the whole hospital and the physician is authorized to perform services at the hospital, referred to as the whole hospital exception. Physician investment in our facilities licensed as hospitals meets this requirement.

For the past several years, the whole hospital exception has been the subject of regulatory action and legislative debate. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the MMA, amended the Stark Law to provide that the whole hospital exception did not apply to specialty hospitals for a period of 18 months beginning on November 18, 2003, and ending on June 8, 2005. Certain “grandfathered” hospitals that were already in operation or under development were excepted, but physician investment in such hospitals was frozen at then current levels and bed growth was limited. Prior to the moratorium’s expiration, legislation was introduced in Congress which would have made the moratorium permanent. The legislation did not pass prior to the expiration of the original Stark Law moratorium. However, in June 2005, CMS announced the imposition of a six-month moratorium on the Medicare program’s enrollment of specialty hospitals. As part of that moratorium, CMS directed is fiscal intermediaries to refuse to process Medicare enrollment applications for specialty hospitals.

In February 2006, Congress passed the Deficit Reduction Act of 2005. The Deficit Reduction Act, or DRA, (1) required the Secretary of the Department of Health and Human Services to develop a strategic plan to address physician-owned specialty hospital issues such as proportionality of investment return, methods for determining bona fide investments, disclosure of investment interests and the provision of Medicaid and charity care by specialty hospitals and (2) prohibited specialty hospitals from enrolling in the Medicare program until the Secretary’s plan was completed, which, under the DRA, was required to be no later than six months (or eight months if the Secretary applied for an extension) after the date of the enactment of the DRA. The Secretary released his plan in August 2006. In his plan, the Secretary announced that CMS would address the issues surrounding physician-owned specialty hospitals by (1) continuing to reform payment rates for inpatient hospital services through DRG refinements, (2) continuing its efforts to more closely align hospital/physician incentive, (3) clarifying the Emergency Medical Treatment and Active Labor Act and patient care obligations of specialty hospitals, (4) requiring hospitals to disclose their ownership and investment information to CMS and their patients, and (5) increasing enforcement actions against persons and entities that are parties to arrangements involving disproportionate returns and non-bona fide investments. The Secretary also allowed Medicare’s specialty hospital enrollment moratorium to expire and did not recommend that the whole hospital exception be repealed or amended. The Secretary did not, however, rule out such actions in the future. Because many of the Secretary’s recommendations are subject to future rulemaking, we cannot predict the effect that the recommendations will have on our hospitals.

On January 14, 2009, the U.S. House of Representatives passed the Children’s Health Insurance Program Reauthorization Act of 2009 (the “CHIP Act”) that included provisions that would significantly amend the whole hospital exception to the Stark Law. The Senate version of the CHIP Act did not contain amendments to the whole hospital exception and has not been passed. The provisions passed by the House relating to the whole hospital exception would have imposed significant restrictions on physician ownership by: (i) prohibiting a hospital from having any physician ownership unless the hospital already had physician ownership and a Medicare provider agreement in effect on January 1, 2009, (ii) limiting aggregate ownership by physicians to the aggregate percentage owned on the date the legislation would have been enacted; (iii) requiring the return on investment to be proportionate to the investment by each investor; (iv) placing restrictions on preferential treatment of physician versus non-physician investors; and (v) requiring disclosures to patients of physician ownership interests, along with annual reports to the government detailing such ownership. In addition, the provision would put severe limitations on the expansion of the physical plant of any grandfathered physician-owned hospital. Expansion would only be permitted at the discretion of the Secretary, and would only be permitted for those hospitals meeting specified criteria based on Medicaid utilization, average bed occupancy, state bed capacity, and county population growth rates. We do not currently believe that any of our hospitals could have met the specified criteria. If the House legislation would have been enacted, all of our existing hospitals would be grandfathered, but would not be able to expand their physical plants.

Ultimately, the CHIP Act was passed by both the House and Senate on February 4, 2009, without any provision affecting physician ownership of surgical hospitals. However, we cannot predict whether the amendments to the whole hospital exception will be included in any future legislation, or if Congress will adopt any similar provisions that would prohibit or otherwise restrict physicians from holding ownership interests in hospitals. If legislation were to be enacted by congress that prohibits physician referrals to hospitals in which the physicians own an interest, or that otherwise limits physician ownership in existing facilities or restricts the hospital’s ability to expand, our financial condition and results of operations could be materially adversely affected. If legislation were enacted that required us to purchase the physician owners’ interests in our hospitals, and we did not use shares of our common stock to fund the purchase, we estimate the total cash required to be approximately $40.0 million.

If we become subject to significant legal actions, we could be subject to substantial uninsured liabilities.

In recent years, physicians, surgery centers, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice or related legal theories. Many of these actions involve large monetary claims and significant defense costs. We do not employ any of the physicians who conduct surgical procedures at our facilities and the governing documents of each of our facilities require physicians who conduct surgical procedures at our facilities to maintain stated amounts of insurance. Additionally, to protect us from the cost of these claims, we maintain (through a captive insurance company) professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe to be appropriate for our operations. If we become subject to claims, however, our insurance coverage may not cover all claims against us or continue to be available at adequate levels of insurance. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, we could be adversely affected.

If we are unable to effectively compete for physicians, strategic relationships, acquisitions and managed care contracts, our business could be adversely affected.

The healthcare business is highly competitive. We compete with other healthcare providers, primarily other surgery centers and hospitals, in recruiting physicians and contracting with managed care payors in each of our markets. In the United Kingdom, we also compete with their national health system in recruiting healthcare professionals. There are major unaffiliated hospitals in each market in which we operate. These hospitals have established relationships with physicians and payors. In addition, other companies either are currently in the same or similar business of developing, acquiring and operating surgery centers and surgical hospitals or may decide to enter our business. Many of these companies have greater financial, research, marketing and staff resources than we do. We may also compete with some of these companies for entry into strategic relationships with not-for-profit healthcare systems and healthcare professionals. If we are unable to compete effectively with any of these entities, we may be unable to implement our business strategies successfully and our business could be adversely affected.

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

We provide for bad debts principally based upon the aging of accounts receivable and use specific identification to write-off amounts against our allowance for doubtful accounts, without differentiation between payor sources. Our U.S. doubtful account allowance at December 31, 2008 and 2007, represented approximately 20% and 21% of our U.S. accounts receivable balance, respectively. Due to the difficulty in assessing future trends, we could be required to increase our provisions for doubtful accounts. A deterioration in the collectability of these accounts could adversely affect our collection of accounts receivable, cash flows and results of operations.

We may have a special legal responsibility to the holders of ownership interests in the entities through which we own surgical facilities, and that responsibility may prevent us from acting solely in our own best interests or the interests of our stockholders.

Our ownership interests in surgery centers and surgical hospitals generally are held through partnerships or limited liability companies. We typically maintain an interest in a partnership or limited liability company in which physicians or physician practice groups also hold interests. As general partner or manager of these entities, we may have a special responsibility, known as a fiduciary duty, to manage these entities in the best interests of the other owners. We also have a duty to operate our business for the benefit of our stockholders. As a result, we may encounter conflicts between our responsibility to the other owners and our responsibility to our stockholders. For example, we have entered into management agreements to provide management services to our domestic facilities in exchange for a fee. Disputes may arise as to the nature of the services to be provided or the amount of the fee to be paid. In these cases, we are obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests. Disputes may also arise between us and our affiliated physicians with respect to a particular business decision or regarding the interpretation of the provisions of the applicable partnership or limited liability company agreement. If we are unable to resolve a dispute on terms favorable or satisfactory to us, our business may be adversely affected.

We do not have exclusive control over the distribution of revenues from some of our domestic operating entities and may be unable to cause all or a portion of the revenues of these entities to be distributed.

All of the domestic surgical facilities in which we have ownership interests are partnerships or limited liability companies in which we own, directly or indirectly, ownership interests. Our partnership, and limited liability company agreements, which are typically with the physicians who perform procedures at our surgical facilities, usually provide for the monthly or quarterly pro-rata cash distribution of net profits from operations, less amounts to satisfy obligations such as the entities’ non-recourse debt and capitalized lease obligations, operating expenses and working capital. The creditors of each of these partnerships and limited liability companies are entitled to payment of the entities’ obligations to them, when due and payable, before ordinary cash distributions or distributions in the event of liquidation, reorganization or insolvency may be made. We generally control the entities that function as the general partner of the partnerships or the managing member of the limited liability companies through which we conduct operations. However, we do not have exclusive control in some instances over the amount of net revenues distributed from some of our operating entities. If we are unable to cause sufficient revenues to be distributed from one or more of these entities, our relationships with the physicians who have an interest in these entities may be damaged and we could be adversely affected. We may not be able to resolve favorably any dispute regarding revenue distribution or other matters with a healthcare system with which we share control of one of these entities. Further, the failure to resolve a dispute with these healthcare systems could cause the entity we jointly control to be dissolved.

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

We are wholly-owned by USPI Holdings, Inc., which is wholly-owned by USPI Group Holdings, Inc., both of which are privately owned corporations. There is no public trading market for our equity securities or those of USPI Holdings, Inc. or USPI Group Holdings, Inc. As of February 23, 2009, there were 102 holders of USPI Group Holdings, Inc. common stock.

Item 6.	Selected Financial Data

The selected consolidated statement of operations data set forth below for the year ended December 31, 2008 (Successor), the periods January 1 through April 18, 2007 (Predecessor) and April 19 through December 31, 2007 (Successor) and for the years ended December 31, 2006, 2005, and 2004 (Predecessor), and the consolidated balance sheet data at December 31, 2008 and 2007 (Successor), 2006, 2005, and 2004, (Predecessor) are derived from our consolidated financial statements.

The historical results presented below are not necessarily indicative of results to be expected for any future period. The comparability of the financial and other data included in the table is affected by our merger transaction in 2007, loss on early retirement of debt in 2007, 2006 and 2004 and various acquisitions completed during the years presented. In addition, the results of operations of subsidiaries sold by us have been reclassified to “discontinued operations” for all data presented in the table below except for the “consolidated balance sheet data.” For a more detailed explanation of this financial data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

	Successor		Predecessor
		Period from	Period from
		April 19	January 1
	Year Ended	through	through
	December 31,	December 31,	April 18,	Years Ended December 31,
	2008	2007	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Total revenues	$642,223	$452,488	$191,355	$567,374	$458,569	$372,324
Equity in earnings of unconsolidated affiliates	47,042	23,867	9,906	31,568	23,998	18,626
Operating expenses excluding depreciation and amortization	(452,752)	(313,921)	(162,497)	(405,467)	(318,482)	(259,050)
Depreciation and amortization	(36,757)	(26,688)	(12,426)	(34,516)	(30,203)	(26,038)

Operating income	199,756	135,746	26,338	158,959	133,882	105,862
Other income (expense):
Interest income	3,228	3,208	933	4,067	4,455	1,591
Interest expense	(85,649)	(67,862)	(9,521)	(32,604)	(27,391)	(26,344)
Loss on early retirement of debt	—	—	(2,435)	(14,880)	—	(1,635)
Other, net	(1,790)	(442)	798	1,773	532	247

Income before minority interests	115,545	70,650	16,113	117,315	111,478	79,721
Minority interests in income of consolidated subsidiaries	(55,134)	(45,120)	(18,866)	(54,632)	(38,405)	(30,125)
Income tax expense	(22,334)	(14,611)	(4,145)	(22,712)	(26,089)	(17,595)

Income (loss) from continuing operations	38,077	10,919	(6,898)	39,971	46,984	32,001
Income (loss) from discontinued operations, net of tax	(563)	(2,190)	(251)	(5,725)	310	54,174

Net income (loss)	$37,514	$8,729	$(7,149)	$34,246	$47,294	$86,175

Other Data:
Number of facilities operated as of the end of period(a)	164	155	149	141	99	87
Cash flows from operating activities	$91,210	$67,358	$29,099	$101,475	$107,031	$80,558

	Successor		Predecessor
	As of December 31,		As of December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Working capital (deficit)	$(38,838)	$(12,569)	$(41,834)	$90,946	$87,178
Cash and cash equivalents	49,435	76,758	31,740	130,440	93,467
Total assets	2,268,163	2,277,393	1,231,856	1,028,841	922,304
Total debt	1,097,947	1,098,062	347,330	286,486	288,485
Total stockholders’ equity	764,137	806,806	599,274	531,050	474,609

(a)	Not derived from audited financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report.

Overview

We operate ambulatory surgery centers and surgical hospitals in the United States and the United Kingdom. As of December 31, 2008, we operated 164 facilities, consisting of 161 in the United States and three in the United Kingdom. All 161 of our U.S. facilities include local physician owners, and 99 of these facilities are also partially owned by various not-for-profit healthcare systems. In addition to facilitating the joint ownership of the majority of our existing facilities, our agreements with these healthcare systems provide a framework for the planning and construction of additional facilities in the future, including all of the facilities we are currently constructing as well as the additional projects under development.

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

Consolidation

We own less than 100% of each U.S. facility we operate. As discussed in “Results of Operations”, we operate all of our U.S. facilities through joint ventures with physicians. Increasingly, these joint ventures also include a not-for-profit healthcare system as a partner. We generally have a leadership role in these facilities through a significant voting and economic interest and a contract to manage each facility’s operations, but the degree of control we have varies from facility to facility. Accordingly, as of December 31, 2008, we consolidated the financial results of 62 of the facilities we operate, including one in which we hold no ownership but control through a long-term service agreement, account for 101 under the equity method, and have a contract to manage an additional facility in which we hold no ownership interest.

Our determination of the appropriate consolidation method to follow with respect to our investments in subsidiaries and affiliates is based on the amount of control we have, combined with our ownership level, in the underlying entity. Our consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other investees over which we have control. Investments in companies we do not control, but over whose operations we have the ability to exercise significant influence (including investments where we have less than 20% ownership), are accounted for under the equity method. We also consider FASB Interpretation No. 46, Consolidation of Variable Interest Entities (as amended) (FIN 46R) to determine if we are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control. At December 31, 2008, we consolidated one entity based on the provisions of FIN 46R. This entity controls and consolidates four surgical facilities we operate.

Accounting for an investment as consolidated versus equity method has no impact on our net income (loss) or stockholders’ equity in any accounting period, but it does impact individual statement of operations and balance sheet balances. Under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity’s net income or loss based on its ownership percentage. At December 31, 2008, all of the Company’s investments in unconsolidated affiliates are accounted for using the equity method.

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

Our revenue recognition policies are consistent with these criteria. Approximately 80% of our facilities’ surgical cases are performed under contracted or government mandated fee schedules or discount arrangements. The patient service revenues recorded for these cases are recorded at the contractually defined amount at the time of billing. We estimate the remaining revenue based on historical collections, and adjustments to these estimates in subsequent periods have not had a material impact in any period presented. If the discount percentage used in estimating revenues for the cases not billed pursuant to fee schedules were changed by 1%, our 2008 after-tax net income would change by approximately $0.2 million. The collection cycle for patient services revenue is relatively short, typically ranging from 30 to 60 days depending upon payor and geographic norms, which allows us to evaluate our estimates frequently. Our revenues earned under management and other service contracts are typically based upon objective formulas driven by an entity’s financial performance and are generally earned and paid monthly.

Our accounts receivable are comprised of receivables in both the United Kingdom and the United States. As of December 31, 2008, approximately 21% of our total accounts receivable were attributable to our U.K. business. Because our U.K. facilities only treat patients who have a demonstrated ability to pay, our U.K. patients arrange for payment prior to treatment and our bad debt expense in the U.K. is low. In 2008, U.K. bad debt expense was approximately $0.4 million, as compared to our total U.K. revenues of $122.0 million. Our average days sales outstanding in the U.K. were 46 and 39 as of December 31, 2008 and 2007, respectively. The increase in U.K. days sales outstanding was caused by an increase in business with the National Health Service, which pays less promptly than other payors but has virtually no risk of uncollectibility.

Our U.S. accounts receivable were approximately 79% of our total accounts receivable as of December 31, 2008. In 2008, uninsured or self-pay revenues only accounted for 2% of our U.S. revenue and 7% of our accounts receivable balance was comprised of amounts owed from patients, including the patient portion of amounts covered by insurance. Insurance revenues (including government payors) accounted for 98% of our combined 2008 U.S. revenue and 93% of our accounts receivable balance was comprised of amounts owed from contracted payors. Our U.S. facilities primarily perform surgery that is scheduled in advance by physicians who have already seen the patient. As part of our internal control processes, we verify benefits, obtain insurance authorization, calculate patient financial responsibility and notify the patient of their responsibility, all prior to surgery. The nature of our business is such that we do not have any significant receivables that are pending approval from third party payors. We also focus our collection efforts on aged accounts receivable. However, due to complexities involved in insurance reimbursements and inherent limitations in verification procedures, our business will always have some level of bad debt expense. In 2008 and 2007, our bad debt expense attributable to U.S. revenue was approximately 1% and 2%, respectively. In addition, as of December 31, 2008 and 2007, our average days sales outstanding in the U.S. were 37 and 36 days, respectively. The aging of our U.S. accounts receivable at December 31, 2008 was: 62% less than 60 days old, 15% between 60 and 120 days and 23% over 120 days old. Our U.S. bad debt allowance at December 31, 2008 and 2007 represented approximately 20% and 21% of our U.S. accounts receivable balance, respectively.

Due to the nature of our business, management relies upon the aging of accounts receivable as its primary tool to estimate bad debt expense. Therefore, we reserve for bad debt based principally upon the aging of accounts receivable, without differentiating by payor source. We write off accounts on an individual basis based on that aging. We believe our reserve policy allows us to accurately estimate our allowance for doubtful accounts and bad debt expense.

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

To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate. The factor most sensitive to change with respect to our discounted cash flow analyses is the estimated future cash flows of each reporting unit which is, in turn, sensitive to our estimates of future revenue growth and margins for these businesses. If actual revenue growth and/or margins are lower than our expectations, the impairment test results could differ. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. SFAS 142 requires us to compare the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for indefinite-lived intangible assets are determined based on market multiples which have been derived based on our experience in acquiring surgical facilities and third party valuations we have obtained with respect to such transactions.

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

Acquisitions, Equity Investments and Development Projects

As a part of our growth strategy, we acquire interests in existing surgical facilities from third parties and invest in new facilities that we develop in partnership with not-for-profit healthcare systems and local physicians. Many of these transactions result in our controlling the acquired entity (business combinations) or increasing our level of ownership in an entity we already controlled (step acquisitions). During 2008, these transactions consisted of the following:

Effective Date	Facility Location	Amount

December 2008	St. Louis, Missouri(1)	$0.4 million
October 2008	St. Louis, Missouri(2)	1.9 million
September 2008	St. Louis, Missouri(2)	15.8 million
September 2008	St. Louis, Missouri(3)	18.0 million
August 2008	St. Louis, Missouri(2)	3.0 million
June 2008	Dallas, Texas(4)	3.9 million
April 2008	St. Louis, Missouri(5)	14.1 million
Various	Various(6)	6.6 million

Total		$63.7 million

(1)	We acquired additional ownership in one of our existing facilities.

(2)	We had no previous investment in this facility.

(3)	We acquired additional ownership in two of our existing facilities.

(4)	We purchased all of a healthcare system’s ownership interest in an entity it co-owned with us. This entity has ownership in and manages five facilities in the Dallas/Fort Worth area. This holding company was already a subsidiary of our company and is now wholly owned by us.

(5)	We acquired additional ownership in three of our existing facilities.

(6)	Represents the purchase of additional ownership in various consolidated entities.

As described above, we also engaged in investing transactions that are not business combinations or step acquisitions. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the year ended December 31, 2008, these transactions resulted in a net cash outflow of approximately $35.6 million, which is summarized below.

Effective Date	Facility Location	Amount

Investments
December 2008	Nashville, Tennessee(1)	$18.3 million
December 2008	Houston, Texas(1)	5.4 million
December 2008	Portland, Oregon(1)	5.7 million
December 2008	Denver, Colorado(2)	2.2 million
October 2008	Houston, Texas(1)	5.2 million
October 2008	Denver, Colorado(1)	2.1 million
January 2008	Knoxville, Tennessee(1)	1.4 million
January 2008	Las Vegas, Nevada(1)	1.1 million

41.4 million

Sales
April 2008	Kansas City, Missouri(3)	3.6 million
Various	Various(4)	2.2 million

5.8 million

Total		$35.6 million

(1)	Acquisition of a noncontrolling equity interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with one of our hospital partners and local physicians.

(2)	Acquisition of a noncontrolling equity interest in and right to manage two surgical facilities in which we previously had no involvement. These facilities are jointly owned with one of our hospital partners and local physicians. The purchase price was paid in December 2008 and our ownership became effective January 1, 2009.

(3)	A not-for-profit hospital partner obtained ownership in a facility.

(4)	Represents the net receipt related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

As further described in the section, “Discontinued Operations and Other Dispositions,” during 2008, we received proceeds of $3.4 million related to our sale of all our ownership interests in five facilities. We also received cash proceeds of $5.2 million related to the sale of noncontrolling interests in five facilities to various not-for-profit hospital partners.

We engaged in the following business combinations and step acquisitions during the combined year ended December 31, 2007:

Effective Date	Facility Location	Amount

September 2007	St. Louis, Missouri(1)	$34.3 million
May 2007	Houston, Texas(2)	9.0 million
May 2007	St. Louis, Missouri(2)	28.7 million
March 2007	St. Louis, Missouri(2)	7.3 million
February 2007	St. Louis, Missouri(3)	15.9 million

Total		$95.2 million

(1)	We acquired additional ownership in five of our existing facilities.

(2)	We had no previous investment in this facility.

(3)	We had no previous investment in these two facilities.

During the combined year ended December 31, 2007, investing transactions that were not business combinations or step acquisitions resulted in a net cash outflow of approximately $0.2 million and can be summarized as follows:

Investments

Effective Date	Facility Location	Amount

September 2007	Houston, Texas(1)	$5.7 million
April 2007	Detroit, Michigan(1)	1.5 million
Various	Various(2)	3.3 million

10.5 million

Sales
January 2007	Chicago, Illinois	9.8 million
August 2007	Oklahoma City, Oklahoma	0.5 million

10.3 million

Total		$0.2 million

(1)	Acquisition of a noncontrolling equity interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with one of our hospital partners and local physicians.

(2)	Represents the net payment of approximately $3.3 million related to other purchases and sales of equity interests and contributions of cash to equity method investees.

As further described in the section, “Discontinued Operations and Other Dispositions,” during 2007, we received proceeds of $2.1 million related to our sale of all our ownership interests in five facilities. We also received proceeds of $9.8 million related to the sale of noncontrolling interests in four facilities to various not-for-profit hospital partners.

We engaged in the following business combinations and step acquisitions during the year ended December 31, 2006:

Effective Date	Facility Location	Amount

September 2006	Rockwall, Texas(1)	$10.9 million
August 2006	St. Louis, Missouri(2)	16.6 million
July 2006	Corpus Christi, Texas(1)	3.8 million
April 2006	Various(3)	193.1 million
January 2006	St. Louis, Missouri(4)	50.6 million

Total		$275.0 million

(1)	We had no previous investment in this facility.

(2)	We had no previous investment in these three facilities.

(3)	We acquired 100% of the equity interests of Surgis, Inc. a privately-held, Nashville-based owner and operator of surgery centers. We also assumed approximately $15.6 million of debt and other liabilities owed by subsidiaries of Surgis. Surgis operated 24 surgery centers and had three additional facilities under construction, all of which have opened. We sold our interests in a total of four Surgis facilities in 2006 and 2007.

(4)	We had no previous investment in these five facilities. We paid $8.3 million of the purchase price in December 2005.

During the year ended December 31, 2006, investing transactions that were not business combinations or step acquisitions resulted in a net cash inflow of approximately $5.5 million, which can be summarized as follows:

Investments

Effective Date	Facility Location	Amount

July 2006	Sacramento, California(1)	$4.1 million
November 2006	Lansing, Michigan(1)	3.7 million
Various	Various(2)	6.5 million

14.3 million

Sales
December 2006	Spain(3)	19.8 million

Total		$5.5 million

(1)	Acquisition of a noncontrolling equity interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with one of our hospital partners and local physicians.

(2)	Includes the payment of $3.1 million to sellers based on certain financial targets or objectives being met for acquired facilities or based upon the resolution of certain contingencies and $3.3 million representing the net payment related to other purchases and sales of equity interests and contributions of cash to equity method investees.

(3)	Represents the final payment from the buyers of our Spanish operations, which we sold in 2004.

As further described in the section, “Discontinued Operations and Other Dispositions,” during 2006, we received proceeds of $3.7 million related to our sale of all our ownership interests in four facilities. We also received proceeds of $4.8 million related to the sale of noncontrolling interests in a facility to a not-for-profit hospital partner.

Discontinued Operations and Other Dispositions

During 2008, 2007, and 2006, we sold all of our ownership interests in 14 facilities as summarized below:

Date	Facility Location	Proceeds	Gain (Loss)

July 2008	Manitowoc, Wisconsin(1)	$0.8 million	$—
July 2008	Orlando, Florida(1)	0.5 million	(0.4 million	)
June 2008	Cleveland, Ohio(2)	1.6 million	(1.0 million	)
April 2008	Los Angeles, California(1)	—	—
February 2008	Sarasota, Florida(1)	0.5 million	—

Total		$3.4 million	$(1.4 million	)

December 2007	Houston, Texas(2)	$—	$(0.6 million	)
December 2007	Decatur, Alabama(2)	0.3 million	(2.2 million	)
November 2007	Canton, Mississippi(2)	—	(0.9 million	)
September 2007	Atlanta, Georgia(1)	1.8 million	0.5 million
September 2007	Baltimore, Maryland(1)	—	(1.2 million	)

Total		$2.1 million	$(4.4 million	)

October 2006	Ocean Springs, Mississippi(1)	$2.0 million	$—
August 2006	Phoenix, Arizona(1)	1.3 million	—
March 2006	Lyndhurst, Ohio(2)	0.4 million	(7.4 million	)
February 2006	Chicago, Illinois(1)	—	—

Total		$3.7 million	$(7.4 million	)

(1)	Because these investments were accounted for under the equity method, the results of operations of these facilities are not reported as discontinued operations. The gain (loss) on the disposal of these facilities is recorded in other income (expense) in the accompanying consolidated statements of operations.

(2)	In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified our historical results of operations to remove the operations of these facilities from the our revenues and expenses on the accompanying consolidated statements of operations, collapsing the income (loss) related to these facilities’ operations and the our disposal of them into a single line, “Loss from discontinued operations, net of tax.”

In addition to the sales of ownership interests noted above, we sold controlling interests to various hospital partners during 2008, 2007, and 2006 which are described below, as part of our strategy for partnering with these systems. Our continuing involvement as an equity method investor and manager of the facilities precludes classification of these transactions as discontinued operations. Gains and losses are recorded in other income (expense) in the accompanying consolidated statements of operations.

Date	Facility Location	Proceeds	Gain (Loss)

July 2008	Beaumont, Texas	$1.2 million	$(0.5 million	)
June 2008	Dallas, Texas(1)	2.3 million	(0.9 million	)
June 2008	Houston, Texas(2)	0.6 million	—
March 2008	Redding, California(3)	1.7 million	—

Total		$5.8 million	$(1.4 million	)

July 2007	Dallas, Texas(4)	$3.7 million	$—
April 2007	Corpus Christi, Texas(5)	6.1 million	0.9 million

Total		$9.8 million	$0.9 million

July 2006	Fort Worth, Texas(1)	$4.8 million	—

(1)	The hospital partner already had an ownership interest in the facility and acquired a controlling interest from us in this transaction. Additionally, this hospital partner is a related party (Note 10).

(2)	Because we are considered the primary beneficiary of this entity under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (as amended), we consolidate the entity, and continue to consolidate the facility’s operating results. The sales price of $0.6 million was paid in the form of a note receivable from the buyer.

(3)	We sold a controlling interest in two facilities and gained a noncontrolling interest in a third facility in Redding.

(4)	The hospital partner already had an ownership interest in these two facilities and acquired a controlling interest from us in this transaction. Additionally, this hospital partner is a related party (Note 10).

(5)	We sold a controlling interest in two facilities.

Combination of Operating Results

We have reported our operating results and financial position for the period subsequent to April 19, 2007, as the “Successor Period” and all periods prior to April 19, 2007, as “Predecessor Periods.” For the purposes of presenting a comparison of our 2007 results to our 2008 and 2006 results, we have presented our 2007 results as the sum, as shown in the table below, of our operating results from the Predecessor Period from January 1, 2007 through April 18, 2007 and our operating results for the Successor Period from April 19, 2007 to December 31, 2007. We believe that this presentation provides the most meaningful information about our operating results. This approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis. Even on a combined basis, our results of operations for the year ended December 31, 2007 are neither comparable with prior periods nor indicative of results to be expected in future periods given our incurrence of merger-related expenses and indebtedness in 2007.

	Predecessor	Successor	Combined
	Period from	Period from	Year Ended
	January 1 through	April 19 through	December 31,
	April 18, 2007	December 31, 2007	2007

Revenues:
Net patient service revenues	$170,598	$402,433	$573,031
Management and contract service revenues	19,142	46,503	65,645
Other revenues	1,615	3,552	5,167

Total revenues	191,355	452,488	643,843
Equity in earnings of unconsolidated affiliates	9,906	23,867	33,773
Operating expenses:
Salaries, benefits, and other employee costs	53,871	125,648	179,519
Medical services and supplies	34,308	77,006	111,314
Other operating expenses	31,744	74,335	106,079
General and administrative expenses	39,277	29,340	68,617
Provision for doubtful accounts	3,297	7,592	10,889
Depreciation and amortization	12,426	26,688	39,114

Total operating expenses	174,923	340,609	515,532

Operating income	26,338	135,746	162,084
Interest income	933	3,208	4,141
Interest expense	(9,521)	(67,862)	(77,383)
Loss on early retirement of debt	(2,435)	—	(2,435)
Other, net	798	(442)	356

Total other expense, net	(10,225)	(65,096)	(75,321)
Income before minority interests	16,113	70,650	86,763
Minority interests in income of consolidated subsidiaries	(18,866)	(45,120)	(63,986)

Income (loss) from continuing operations before income taxes	(2,753)	25,530	22,777
Income tax expense	(4,145)	(14,611)	(18,756)

Income (loss) from continuing operations	(6,898)	10,919	4,021
Loss from discontinued operations, net of tax	(251)	(2,190)	(2,441)

Net income (loss)	$(7,149)	$8,729	$1,580

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenues of the facilities that we consolidate for financial reporting purposes, which are those in which we have ownership interests of greater than 50% or otherwise maintain effective control;

•	management and contract service revenues, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and other contracted services to physicians and hospitals. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Years Ended December 31,
		Combined
	2008	2007	2006

Net patient service revenues	88%	89%	90%
Management and contract service revenues	11	10	9
Other revenues	1	1	1

Total revenues	100%	100%	100%

As a percentage of total revenues, our management and contract service revenues have increased in 2007 and 2008 as compared to prior years. As we execute our strategy of partnering with not-for-profit healthcare systems, more of our business is being conducted through equity method facilities. While our share of equity method facilities’ net income is reflected within equity in earnings of unconsolidated affiliates, our revenues related to these facilities, consisting of fees we earn for managing their operations, are classified within management and contract service revenues rather than net patient service revenues. Accordingly, the former comprises a higher proportion of our overall revenues than in past years. The percentage of our U.S. facilities we account for under the equity method was 63%, 61%, and 58% at December 31, 2008, 2007, and 2006, respectively.

In 2007 this increase was also driven by our owning, for a full year for the first time, an endoscopy services business whose revenues are classified within management and contract service revenues. We acquired this business as part of the Surgis acquisition on April 19, 2006.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Years Ended December 31,
		Combined
	2008	2007	2006

Management of surgical facilities	$40,100	$34,161	$26,623
Contract services provided to physicians, hospitals and related entities	32,870	31,484	25,614

Total management and contract service revenues	$72,970	$65,645	$52,237

The following table summarizes our revenues by operating segment:

	Years Ended December 31,
		Combined
	2008	2007	2006

United States	81%	82%	83%
United Kingdom	19	18	17

Total	100%	100%	100%

The number of facilities we operate increased by nine from December 31, 2007 to December 31, 2008. All of these additional facilities are in the United States. However, this increase was weighted heavily toward facilities we account for under the equity method (an increase of eight). As described above, our revenues related to equity method facilities are limited to the service fees we earn for managing them; their underlying patient service revenues are not included in ours. This factor, together with strong growth in our U.K. facilities, all of which we consolidate, caused the proportion of our total revenues that is derived from the United States to be slightly lower for the year ended December 31, 2008 than in the corresponding prior year period.

From 2006 to 2007, the number of facilities we operate increased by 14. All of these additional facilities are in the United States. This increase was heavily weighted towards facilities we account for under the equity method (an increase of 13). As described above, our revenues related to equity method facilities are limited to the service fees we earn for managing them. This factor, together with the strong growth during 2007 in the U.K. facilities, all of which we consolidate, as well as the strengthening of the British pound through 2007, caused the proportion of our total revenues that is derived from the U.S. to be slightly lower than in 2006.

Equity in Earnings of Unconsolidated Affiliates

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for the majority of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis):

	Years Ended December 31,
	2008	2007	2006

Revenues	$991,566	$788,931	$610,384
Operating expenses:
Salaries, benefits, and other employee costs	245,277	207,154	150,625
Medical services and supplies	210,874	166,229	125,981
Other operating expenses	246,185	203,841	150,108
Depreciation and amortization	48,722	41,057	29,884

Total operating expenses	751,058	618,281	456,598

Operating income	240,508	170,650	153,786
Interest expense, net	(24,107)	(20,501)	(14,400)
Other, net	2,962	1,843	282

Income before income taxes	$219,363	$151,992	$139,668

Long-term debt	$273,438	$278,417	$169,304
USPI’s equity in earnings of unconsolidated affiliates	47,042	33,773	31,568
USPI’s imputed weighted average ownership percentage based on affiliates’ pretax income(1)	21.4%	22.2%	22.6%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	25.0%	26.9%	29.2%
Unconsolidated facilities operated at period end	101	93	80

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about its involvement in equity method investments.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This percentage is lower at December 31, 2007 as compared to prior period as a result of our largest U.S. facility, in which we own a 25% interest, borrowing to finance a major expansion during 2007. This is a non-GAAP measure but management believes it provides further useful information about its involvement in equity method investments.

One of our equity method investments, Texas Health Ventures Group, L.L.C., is considered significant to our consolidated financial statements under regulations of the SEC. As a result, we have filed Texas Health Ventures Group, L.L.C.’s consolidated financial statements with this Form 10-K for the appropriate periods.

Results of Operations

The following table summarizes certain consolidated statements of operations items expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
		Combined
	2008	2007	2006

Total revenues	100%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	7.3	5.2	5.6
Operating expenses, excluding depreciation and amortization	(70.5)	(74.0)	(71.5)
Depreciation and amortization	(5.7)	(6.0)	(6.1)

Operating income	31.1	25.2	28.0
Minority interests in income of consolidated subsidiaries	(8.6)	(9.9)	(9.6)
Interest and other expense, net	(13.1)	(11.7)	(7.4)

Income from continuing operations before income taxes	9.4	3.6	11.0
Income tax expense	(3.5)	(2.9)	(4.0)

Income from continuing operations	5.9	0.7	7.0
Loss from discontinued operations, net of tax	(0.1)	(0.4)	(1.0)

Net income	5.8%	0.3%	6.0%

Executive Summary

We continue to grow our existing facilities, develop new facilities with our not-for-profit hospital partners, and add others selectively through acquisition. The revenues of the facilities we operate (systemwide), more than half of which are accounted for under the equity method, grew 14% for the year ended December 31, 2008, respectively, as compared to the combined year ended December 31, 2007, and our overall operating income margin increased. Our increases in profit in the U.S. were driven primarily by higher volumes of more complex procedures resulting in an increase in average revenue per procedure, while our U.K. facilities benefited mostly from increases in volume.

We added 14 facilities during 2008 and sold five facilities. Our development pipeline remains active, with eight facilities under development at December 31, 2008, of which four have reached the stage of commencing construction. All of these facilities are being developed with a hospital partner.

While our overall operating income margin increased by 590 basis points compared to the combined year ended December 31, 2007, there were factors significantly affecting the comparability of our results. The most significant was that, in conjunction with Welsh Carson acquiring us in April 2007, we incurred $25.4 million of merger-related expenses during the combined year ended December 31, 2007 that did not recur in 2008. Excluding the net favorable year-over-year impact of these expenses, our operating income margin increased 200 basis points for the year ended December 31, 2008, as compared to the combined year ended 2007. The additional debt we incurred in conjunction with Welsh Carson acquiring us caused our interest expense to be much higher in 2008 than in the periods before the April 19, 2007 merger date.

Our continued focus on conducting business through entities co-owned with not-for-profit health systems and local physicians is shifting a significant portion of our business into unconsolidated affiliates, whose revenues are not included in ours for consolidated reporting purposes. While we believe this strategy increases our net income over time, it does not translate to proportionate increases in revenues, as our share of these facilities’ net income is reflected on a net basis within “equity in earnings of unconsolidated affiliates” rather than being grossed up in our revenues and expenses. This phenomenon was reflected in our 2008 operating results: our net income increased 2,274% (72% after excluding $25.4 million in merger-related expenses incurred in 2007), but our revenues actually decreased slightly (less than 1%), as we contributed some of our consolidated facilities into equity method structures and additionally as the impact of the strengthening U.S. dollar manifested itself in revenue reported from our U.K. business, which due to expenses being similarly affected, had an immaterial impact to net income. As described more fully below, the shift of our business into the equity method model is causing us to increasingly analyze our business in terms of the underlying facilities’ results without regard to consolidation treatment, as our net income is driven more by the facilities’ underlying performance than by whether we consolidate them for financial reporting purposes. Accordingly, we analyze our business on a systemwide basis as described more fully in the following section.

Overall, we continue to grow our existing facilities and focus our business development activities primarily in markets where we have a hospital partner or believe that we have the potential to develop such a relationship. This strategy primarily directs where we deploy capital. It also leads us to sell facilities from time to time that do not meet this or other strategic objectives.

Systemwide Operating Results

We conduct the majority of our business through facilities that we account for under the equity method. Of our 164 facilities at December 31, 2008, we account for 101 under the equity method. Since our primary strategy in the U.S. involves three-way joint ventures with not-for-profit healthcare systems and physicians who perform surgery in our facilities, our growth in earnings is significantly affected by the operations of our equity method facilities.

We incur significant corporate level expenses (including but not limited to costs of corporate level employees) in order to fulfill our contractual duties to manage our facilities (both consolidated and equity method). However, the gross impact to our consolidated statements of operations of the revenues and expenses of the facilities themselves differs based on whether we consolidate a facility versus account for it under the equity method. Consolidated facilities’ revenues and expenses are included in each line item of our consolidated statements of operations. By contrast, accounting for a facility under the equity method of accounting means that its direct impact on our consolidated statements of operations is limited to two lines:

•	management and administrative services revenues: income we earn in exchange for managing the day-to-day operations of each facility, usually quantified as a percentage of each facility’s net revenues less bad debt expense; and

•	equity in earnings of unconsolidated affiliates: our share of the net income of each facility, which is based on the facilities’ net income and the percentage of the facility’s outstanding equity interests owned by us.

The differing accounting requirements described above often result in our growth rates for earnings differing significantly from the growth rates of our consolidated revenues. Accordingly, the primary way we analyze our business ignores the distinction between consolidated versus equity method facilities, since our net earnings from a facility are the same whether we consolidate it or not. Viewing our business in this manner provides a more meaningful measurement of the overall growth rate of our business and the operating margins of all the facilities driving our net earnings. The following tables depict our business as though we consolidated all of our facilities, which is a non-GAAP measure, and reconciles these systemwide results to our consolidated statements of operations prepared under GAAP (in thousands):

	Year Ended December 31,
	2008					2007
					USPI as					Combined
	USPI	Unconsolidated	Consolidation		Reported	USPI	Unconsolidated	Consolidation		USPI as
	System-Wide(1)	Affiliates(2)	Adjustments		Under GAAP	System-Wide(1)	Affiliates(2)	Adjustments		Adjusted(7)
Revenues:
Net patient service revenues	$1,558,760	$(997,228)	$—		$561,532	$1,366,154	$(793,123)	$—		$573,031
Management and administrative services revenues	32,960	—	40,010	(3)	72,970	31,552	—	34,093	(3)	65,645
Other income	9,890	(2,169)	—		7,721	7,203	(2,036)	—		5,167

Total revenues	1,601,610	(999,397)	40,010		642,223	1,404,909	(795,159)	34,093		643,843
Equity in earnings (loss) of unconsolidated affiliates	13	(13)	47,042	(4)	47,042	117	(117)	33,773	(4)	33,773
Operating expenses:
Salaries, benefits and other employee costs	431,943	(247,072)	—		184,871	387,915	(208,396)	—		179,519
Medical services and supplies	324,472	(211,973)	—		112,499	278,359	(167,045)	—		111,314
Other operating expenses	286,243	(218,594)	40,010	(3)	107,659	255,109	(183,123)	34,093	(3)	106,079
General and administrative expenses	40,155	—	—		40,155	43,245	—	—		43,245
Provision for doubtful accounts	37,093	(29,525)	—		7,568	33,082	(22,193)	—		10,889
Depreciation and amortization	85,526	(48,769)	—		36,757	80,130	(41,016)	—		39,114

Total operating expenses	1,205,432	(755,933)	40,010		489,509	1,077,840	(621,773)	34,093		490,160

Operating income (loss)	396,191	(243,477)	47,042		199,756	327,186	(173,503)	33,773		187,456
Interest income	4,915	(1,687)	—		3,228	6,969	(2,828)	—		4,141
Interest expense	(111,452)	25,803	—		(85,649)	(100,701)	23,318	—		(77,383)
Other, net	1,172	(2,962)	—		(1,790)	2,199	(1,843)	—		356

Total other expenses, net	(105,365)	21,154	—		(84,211)	(91,533)	18,647	—		(72,886)

Income (loss) before minority interests	290,826	(222,323)	47,042		115,545	235,653	(154,856)	33,773		114,570
Minority interests in (income) loss of consolidated subsidiaries	(224,850)	—	169,716	(5)	(55,134)	(179,494)	—	115,508	(5)	(63,986)

Income (loss) from continuing operations before income taxes	65,976	(222,323)	216,758		60,411	56,159	(154,856)	149,281		50,584
Income tax expense	(27,899)	5,565	—		(22,334)	(31,857)	5,575	—		(26,282)

Income (loss) from continuing operations(6)	$38,077	$(216,758)	$216,758		$38,077	$24,302	$(149,281)	$149,281		$24,302

	Year Ended December 31, 2006
	USPI	Unconsolidated	Consolidation		USPI as
	System-Wide(1)	Affiliates(2)	Adjustments		Adjusted(7)

Revenues:
Net patient service revenues	$1,120,630	$(613,289)	$—		$507,341
Management and administrative services revenues	25,613	—	26,624	(3)	52,237
Other income	8,885	(1,089)	—		7,796

Total revenues	1,155,128	(614,378)	26,624		567,374
Equity in earnings (loss) of unconsolidated affiliates	224	(224)	31,568	(4)	31,568
Operating expenses:
Salaries, benefits and other employee costs	310,073	(151,397)	—		158,676
Medical services and supplies	228,455	(126,555)	—		101,900
Other operating expenses	205,218	(135,669)	26,624	(3)	96,173
General and administrative expenses	38,338	—	—		38,338
Provision for doubtful accounts	25,454	(15,562)	—		9,892
Depreciation and amortization	64,400	(29,884)	—		34,516

Total operating expenses	871,938	(459,067)	26,624		439,495

Operating income (loss)	283,414	(155,535)	31,568		159,447
Interest income	5,908	(1,841)	—		4,067
Interest expense	(48,845)	16,241	—		(32,604)
Loss on early retirement of debt	(14,880)	—	—		(14,880)
Other, net	2,054	(281)	—		1,773

Total other expenses, net	(55,763)	14,119	—		(41,644)

Income (loss) before minority interests	227,651	(141,416)	31,568		117,803
Minority interests in (income) loss of consolidated subsidiaries	(163,358)	—	108,726	(5)	(54,632)

Income (loss) from continuing operations before income taxes	64,293	(141,416)	140,2941		63,171
Income tax expense	(23,961)	1,122	—		(22,839)

Income (loss) from continuing operations(6)	$40,332	$(140,294)	$140,294		$40,332

(1)	Our systemwide statements of operations treat all of our facilities as though they were consolidated subsidiaries. Our consolidated systemwide statement of operations is not a measure defined under GAAP because it includes the revenues and expenses of entities we do not control and thus do not consolidate for financial reporting purposes under GAAP. We believe that systemwide revenues, expenses, and operating margins are important to understanding our business, since these measures include the health of the unconsolidated operating entities that comprise over 60% of our facilities. For example, these facilities’ growth in revenues directly affects our earnings in the form of management fees we earn for operating the facilities, as well as indicating the degree to which we are growing revenues and leveraging costs at these facilities, which are the key drivers of our net income. Our definition of systemwide statement of operations may differ materially from similarly titled measures of other companies. Our systemwide net income is the same as our net income reported under GAAP.

(2)	Subtracts the aggregated revenues and expenses of our unconsolidated affiliates and one facility in which we hold no ownership but operate under a management contract.

(3)	Our systemwide statements of operations include consolidation entries that eliminate management fee revenues (on USPI’s financial records) and expenses (on the facilities’ financial records). Under GAAP, these consolidation entries need to be removed with respect to amounts charged to unconsolidated affiliates, as under GAAP these are not intercompany transactions with consolidated subsidiaries.

(4)	Records our share of the net income of our unconsolidated affiliates.

(5)	Our systemwide statement of operations includes minority interest expense for the portion of investees’ earnings not owned by us. Under GAAP, there is no minority interest expense recorded with respect to unconsolidated affiliates.

(6)	As the net impact of items (2) through (5) is zero, systemwide income from continuing operations equals the income from continuing operations that we report under GAAP.

(7)	As discussed earlier in this document (see “Combination of Operating Results”), the acquisition of our company on April 19, 2007 has required us to divide our operating results into “Predecessor” periods (prior to April 19, 2007) and “Successor” periods (April 19, 2007 and after). While factors such as our increased debt and related interest expense make the Predecessor and Successor periods not comparable, we believe combining these periods is the most meaningful way of comparing our operating results for the year ended December 31, 2008 to the year ended December 31, 2007. In addition, for purposes of this table, we have eliminated expenses we incurred in 2007 as a result of the merger. The following summarizes the impact of these merger-related expenses on our consolidated statement of operations for the combined year ended December 31, 2007, reconciling the amounts reported on a combined basis (see “Combination of Operating Results”) to the combined as adjusted amounts reported in the table above:

		Merger
		Related	Combined
	Combined	Expenses	as Adjusted

General and administrative expenses	$68,617	$(25,372)	$43,245
Operating income	162,084	25,372	187,456
Loss on early retirement of debt	(2,435)	2,435	—
Income before minority interests	86,763	27,807	114,570
Income from continuing operations before income taxes	22,777	27,807	50,584
Income tax expense	(18,756)	(7,526)	(26,282)
Income from continuing operations	4,021	20,281	24,302

The following summarizes the impact of these merger-related expenses on our consolidated statement of operations for the year ended December 31, 2006, reconciling the amounts reported on an as reported under GAAP basis to the as adjusted amounts reported in the table above:

	USPI	Merger
	As Reported	Related
	Under GAAP	Expenses	As Adjusted

General and administrative expenses	$38,826	$(488)	$38,338
Operating income	158,959	488	159,447
Income before minority interests	117,315	488	117,803
Income from continuing operations before income taxes	62,683	488	63,171
Income tax expense	(22,712)	(127)	(22,839)
Income from continuing operations	39,971	361	40,332

Our Ownership Share of Systemwide Results

As described above, our net income is driven heavily by the performance of facilities we operate. Whether we consolidate a facility or account for it under the equity method, our net earnings from each U.S. surgical facility are driven by the facility’s net revenues (in many cases net of its bad debt expense), which form the basis for computing our management service revenues, and by the net income of the facility multiplied by the percentage of the facility’s equity interests we own (equity in earnings of unconsolidated affiliates), which together comprise a major component of our overall net income and cash flows.

Our average ownership interest in the U.S. surgical facilities we operate is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Equity method facilities(1)	21.4%	22.2%	22.6%
Consolidated facilities(2)	48.8%	46.5%	49.8%
Total(3)	30.5%	32.9%	34.5%

(1)	Computed for equity method facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income of U.S. surgical facilities we account for under the equity method.

(2)	Computed for consolidated facilities by dividing (a) the aggregate net income of U.S. surgical facilities we operate less our total minority interests in income of consolidated subsidiaries by (b) the aggregate net income of our consolidated U.S. surgical facilities.

(3)	Computed in total by dividing our share of the facilities’ net income, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income of our U.S. surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. While our average ownership in each group (equity method facilities and consolidated facilities) has not significantly changed in recent years, the shift of business into the equity method model has caused a decrease in the overall average ownership percentage. This shift is driven by our increased focus on partnering our facilities with not-for-profit health systems (hospital partners) in addition to physicians, which generally results in our accounting for more facilities under the equity method. Of the 99 facilities we operate with a hospital partner as of December 31, 2008, we account for 79, or 80%, under the equity method. As described more fully below, operating surgical facilities in partnership with not-for-profit health system partners is a key element in our long-term strategy in the U.S.

Revenues

Our consolidated net revenues decreased approximately 1% during the year ended December 31, 2008, as compared to the combined year ended December 31, 2007. However, our operating income increased 7%, and our net income increased 72%, even after excluding merger-related expenses incurred in 2007, which decreased operating income and net income by $25.4 million and $20.3 million, respectively.

The reason for the discrepancy between revenue growth and income growth is the increased proportion of our business being conducted through equity method facilities. Growing the volume and profits of those facilities has relatively little impact on our consolidated revenues, but our share of their increasing net income (equity in earnings of unconsolidated affiliates, which grew by 39% and 7% in 2008 and 2007, respectively) is reflected in our operating income and net income. Accordingly, as described above, we focus on our systemwide results in order to understand where our growth in income is coming from. Our systemwide revenues, which include revenues of facilities we account for under the equity method as well as facilities we consolidate, grew by rates more commensurate with our overall income growth: 14% during the year ended December 31, 2008, as compared to combined 2007, and 22% for combined 2007 as compared to 2006. As discussed more fully below (see “Facility Operating Margins”), we maintained, on average, margins comparable to prior year with respect to existing facilities, and consequently earned more operating income from our facilities despite the slight decrease in our reported revenues.

The growth in systemwide revenues was driven primarily by our U.S. facilities that have been open for more than one year (same store facilities). This group of facilities experienced revenue growth of 11% during the year ended December 31, 2008, as compared to 10% for the combined year ended December 31, 2007 and 9% for the year ended December 31, 2006. As compared to 2006 and 2007, our revenue growth in 2008 was driven more by increases in net revenue per case than by increases in volume. While some of this shift reflects increases in rates we negotiate with payors, we believe a more significant portion of the increase is driven by the type of cases we performed. In early 2008, we noted a decrease in the volume of some of our less profitable elective procedures, largely concentrated in pain management and plastic surgery. However, increases in other specialties, such as orthopedics, which generate higher net revenues for our facilities on a per case basis, resulted in our overall same store net revenues increasing at a rate largely consistent with recent years. The increase in net revenue per case was also driven in part by the initial phase of increases to Medicare reimbursement rates for ambulatory surgery centers, announced in July 2007, which went into effect for certain types of cases January 1, 2008.

Excluding the effect of changes in foreign currency exchange rates, our U.K. same store facility revenues grew 11% during the year ended December 31, 2008, respectively, as compared to 13% and 6% for the combined year ended 2007 and the year ended 2006, respectively. The growth achieved during 2008 was driven largely by an increase in admissions referred by the National Health Service, due to government-owned facilities not having adequate capacity to meet demand, and by the continued ramp-up of business resulting from capital projects and operational improvements introduced in 2006 and 2007, which has resulted in higher admissions, more favorable case mix and an increase in revenue per patient.

The following table summarizes our systemwide same store facility growth rates, as compared to the corresponding prior year period:

	Years Ended December 31,
		Combined
	2008	2007	2006

United States facilities:
Net revenue	11%	10%	9%
Surgical cases	2%	6%	7%
Net revenue per case(1)	9%	3%	2%
United Kingdom facilities:
Adjusted admissions	9%	8%	(1)%
Net revenue using actual exchange rates	3%	23%	7%
Net revenue using constant exchange rates(2)	11%	13%	6%
All same store facilities:
Net revenue using actual exchange rates	10%	11%	9%

(1)	Our overall domestic same store growth in net revenue per case for each year was favorably impacted by the growth at our twelve same store surgical hospitals, which on average perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. We acquired ownership interests in an additional hospital on December 31, 2008. The favorable impact, in the first quarter of 2008, of our collecting amounts related to past patient services in conjunction with our finalizing a new contract with a major payor has been excluded from these growth rates as it relates to dates of service prior to January 1, 2008. The revenue reductions related to two similar, but adverse, settlements in the second quarter of 2008 were excluded for similar reasons.

(2)	Calculated using 2008 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

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

Consistent with this strategy, our overall number of facilities increased by nine from December 31, 2007 to December 31, 2008, consisting of a net increase of seven facilities partnered with not-for-profit hospitals and local physicians. All four facilities under construction at December 31, 2008, involve a hospital partner. In addition, all four of our projects in the earlier stages of development involve a hospital partner, and we continue to explore affiliating more facilities with hospital partners, especially for facilities in markets where we already operate other facilities with a hospital partner.

The following table summarizes the facilities we operated as of December 31, 2008, 2007, and 2006:

	2008	2007	2006

United States facilities(1):
With a hospital partner	99	91	78
Without a hospital partner	62	61	60

Total U.S. facilities	161	152	138
United Kingdom facilities	3	3	3

Total facilities operated	164	155	141

Change from prior year-end:
De novo (newly constructed)	4	11	8
Acquisition	10	9	38
Disposals(2)	(5)	(6)	(4)

Total increase in number of facilities	9	14	42

(1)	At December 31, 2008, physicians own a portion of all of these facilities.

(2)	During 2008, we sold ownership interests in facilities in Sarasota, Florida; Los Angeles, California; Cleveland, Ohio; Manitowoc, Wisconsin; and Las Cruces, New Mexico. During 2007, we sold our ownership interests in facilities in Canton, Mississippi; Atlanta, Georgia; Baltimore, Maryland; Houston, Texas and Decatur, Alabama. Additionally, we ceased operating a facility effective October 1, 2007 although we continued to hold an ownership interest until we sold it in July 2008. During 2006, we sold our ownership interests in facilities in Lyndhurst, Ohio and Chicago, Illinois. We also disposed of Surgis’ interests in two of its facilities, one in Phoenix, Arizona, the other in Ocean Springs, Mississippi.

Facility Operating Margins

After three years of decreases, systemwide same store U.S. facility operating margins increased slightly (10 basis points) in 2008, largely due to improved leveraging of expenses at some of our larger facilities, which underwent expansions in 2007. However, the improvement was broad-based within the group of facilities we co-own with hospital partners. Despite revenue growth rates largely consistent with recent years, the systemwide same store U.S. facility operating income margins for our ambulatory surgery centers, which comprise over 90% of our facilities, increased 60 basis points in 2008, after decreasing in 2006 and 2007.

The facility operating income margins of our larger U.S. facilities, licensed as hospitals and comprising less than 10% of our facilities, finished 2008 down 30 basis points compared to 2007. However, this was a notable improvement over the 470 basis point drop in 2007 and the 560 basis points this group had decreased as of June 30, 2008, largely driven by the ramp-up of business at two facilities we expanded in 2007, whose higher expense levels were not accompanied by commensurate increases in revenues until 2008.

The expanded facilities are co-owned with hospital partners as well as local physicians. Consequently, their improved margins in part drove the 170 basis point increase in the group of facilities co-owned with hospital partners. The margins of facilities we operate without a hospital partner did not fare as well, decreasing by 260 basis points. While we believe some of this is indicative of the superiority of our primary strategy of partnering with not-for-profit healthcare systems, it was also driven in part in 2008 by new contracts affecting a relatively small number of high-volume facilities.

The above factors largely overcame the factors that had affected 2007 and 2006, when the hospital-partnered group’s margins had decreased overall due to the expansions described above as well as an ongoing factor, which is the fact that virtually all of our newly developed facilities have a hospital partner. As they ramp-up their operations, these facilities earn lower margins in their first few years than more mature facilities, which unfavorably impacts the overall margin of the hospital-partnered group of facilities. We have added 27 facilities to the hospital-partnered same store group since December 31, 2006, of which 17 were newly developed facilities. Conversely, with respect to facilities we operate without a hospital partner, we have added nine facilities to the same store group since December 31, 2006, of which only one was developed by us. The other facilities in each group were added through acquisitions. This relationship can change depending on which facilities we succeed in partnering with a not-for-profit hospital.

The following table summarizes our year-over-year increases (decreases) in same store operating margins (see footnote 1 below):

	Year Ended December 31,
			Combined
	2008		2007		2006

United States facilities:
With a hospital partner	170	bps	(210	) bps	(50	) bps
Without a hospital partner	(260)		40		(50)
Total U.S. facilities	10		(140)		(50)
United Kingdom facilities(2)	80	bps	300	bps	(205	) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	Calculated using 2008 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant translation rate more accurately reflects the trend of the business.

Year Ended December 31, 2008 compared to Combined Year Ended December 31, 2007

Revenues decreased by $1.6 million to $642.2 million for the year ended December 31, 2008 from $643.8 million for the combined year ended December 31, 2007. This decrease was primarily related to a $10.1 million decrease in consolidated revenues due to the strengthening of the U.S. dollar against the British pound. This decrease was partially offset by the net impact of our acquisition, development, and disposal activity during 2008 which resulted in an increase of approximately $3.9 million in revenues. Increases in revenues we derived from our same store facilities also partially offset this decrease, driven largely by receiving an average of approximately 9% more per case than in the combined year 2007. The revenues of same store United Kingdom facilities, when measured using 2008 exchange rates for both periods, were $13.7 million higher during 2008 as compared to the combined year 2007.

Equity in earnings of unconsolidated affiliates increased by $13.3 million, or 39.3% to $47.0 million for the year ended December 31, 2008 from $33.8 million for the combined year ended December 31, 2007. This increase is primarily driven by same store growth, particularly at the two surgical hospitals we expanded in 2007, and acquisitions of additional facilities we account for under the equity method. The number of facilities we account for under the equity method increased by eight from December 31, 2007 to December 31, 2008, partially from adding facilities and also as a result of our contributing our investments in four consolidated facilities to joint ventures with not-for-profit hospital partners, which resulted in our accounting for the investments under the equity method going forward.

Operating expenses, excluding depreciation and amortization, decreased by $23.7 million, or 5.0%, to $452.8 million for the year ended December 31, 2008 from $476.4 million for the combined year ended December 31, 2007. Operating expenses, excluding depreciation and amortization, decreased as a percentage of revenues to 70.5% for the year ended 2008, from 74.0% for the combined year ended 2007. This decrease is primarily attributable to approximately $25.4 million of expenses incurred related to the merger, which did not recur in 2008.

Depreciation and amortization decreased $2.4 million, or 6.0%, to $36.8 million for the year ended December 31, 2008 from $39.1 million for the combined year ended December 31, 2007, primarily as a result of fair value adjustments recorded in conjunction with the merger and additionally as a result of the stronger U.S. dollar impacting our results for a full year in 2008. Depreciation and amortization, as a percentage of revenues, was 5.7% for the year ended December 31, 2008 and 6.0% for the combined year ended December 31, 2007.

Operating income increased $37.7 million, or 23.2%, to $199.8 million for the year ended December 31, 2008 from $162.1 million for the combined year ended December 31, 2007. Operating income, as a percentage of revenues, increased to 31.1% for the year ended December 31, 2008 from 25.2% for the prior year, primarily as a result of the additional $25.4 million of expenses incurred related to the merger in April 2007, which did not recur in 2008. Additionally, operating income was favorably impacted by the $13.3 million increase in equity in earnings as described above.

Interest expense, net of interest income, increased $9.2 million to $82.4 million for the year ended December 31, 2008 from $73.2 million for the combined year ended December 31, 2007 as a result of our significant new borrowings in conjunction with the merger, which affected our results for a full year in 2008, and additional borrowings of $33.0 million during 2008 to finance acquisitions. The impact of higher indebtedness more than offset the effect of reductions in interest rates during 2008.

Other expense, net of other income decreased $0.3 million to $1.8 million of other expense for the year ended December 31, 2008 from $2.1 million of other expense for the combined year ended December 31, 2007. In 2008, other expense was primarily attributable to $1.0 million of other income related to a terminated administrative service contract, offset by a $0.8 million impairment of one of our management contracts, further offset by losses recorded on the sale of interests in various surgical facilities that do not qualify as discontinued operations. In 2007, other expense was primarily attributable to a loss on the early retirement of debt in April 2007 of $2.4 million. The losses on the early retirement of debt represent the excess of payments made to retire the debt over the debt’s carrying value, including writing off the unamortized portion of costs incurred in originally issuing the debt.

Minority interests in income of consolidated subsidiaries decreased $8.9 million, or 13.8%, to $55.1 million for the year ended December 31, 2008 from $64.0 million for the combined year ended December 31, 2007. Over 50% of the decrease was due to our deconsolidation and sales of certain consolidated facilities. The remaining decrease was due to decreased profitability of certain of our existing consolidated facilities, which was partially offset by the increased minority interest expense resulting from our acquisition activities, which primarily involve our acquiring less than 100% ownership.

Provision for income taxes was $22.3 million, representing an effective tax rate of 37.0%, for the year ended December 31, 2008, compared to $18.8 million, representing an effective tax rate of 82.3%, for the combined year ended December 31, 2007. The decrease in effective rate is driven by our increased income, as described above. Higher pretax income levels diminished the impact of the factors that had caused our 2007 effective tax rate to be so much higher than statutory rates, although we still maintain a valuation allowance against all unused U.S. federal net operating loss carryforwards, as it is not considered more likely than not that we will be able to utilize those carryforwards.

Income from continuing operations was $38.1 million for the year ended December 31, 2008 compared to $4.0 million for the combined year ended December 31, 2007. As described above, this increase was primarily caused by merger-related costs and expenses that did not recur in 2008. Additionally, income from continuing operations was favorably impacted by the increase in equity in earnings, partially offset by higher interest costs during 2008. We have significantly higher debt balances as a result of the merger, which greatly increased our interest expense beginning on April 19, 2007 and continuing in 2008, as we borrowed an additional $33.0 million to fund various acquisitions.

In 2008, we classified the operations of a surgery center located in Ohio as discontinued operations. We recorded a loss of approximately $0.6 million, net of tax, related to the sale of this facility. Because this facility has been classified as discontinued operations, our consolidated statements of operations and the year over year comparisons reflect the historical results of its operations in discontinued operations for all years presented.

Combined Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues increased by $76.5 million, or 13.5%, to $643.8 million for the combined year ended December 31, 2007 from $567.4 million for the year ended December 31, 2006. The primary source of this increase is growth of facilities we operated in both years, which contributed $42.2 million more revenues in the combined twelve months ended December 31, 2007 as compared to the prior year period. This increase was driven by increases in volumes of services and the rates at which we are reimbursed for services. Also included was a positive impact of $9.2 million due to the U.S. dollar weakening against the British pound, whose impact on net income was less than $1 million due to expenses also being impacted. Also affecting the comparability of our revenues were our acquisitions of Surgis in April 2006 and of numerous other facilities in 2006 and 2007; these entities contributed $34.8 million of incremental revenues during the combined twelve months ended December 31, 2007.

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

Operating expenses, excluding depreciation and amortization, increased by $70.9 million, or 17.5%, to $476.4 million for the combined year ended December 31, 2007 from $405.5 million for the year ended December 31, 2006. Operating expenses, excluding depreciation and amortization, increased as a percentage of revenues to 74.0% for the combined year ended 2007, from 71.5% for the year ended 2006. This increase as a percentage of revenues is primarily attributable to approximately $25.4 million of expenses incurred related to the merger being classified within operating expenses.

Depreciation and amortization increased $4.6 million, or 13.3%, to $39.1 million for the combined year ended December 31, 2007 from $34.5 million for the year ended December 31, 2006, primarily as a result of additional depreciation on tangible assets added through acquisitions and expansions of our facilities, and additionally as a result of our recording the fair value of intangibles and fixed assets with respect to the merger. The values of our definite-lived intangibles were adjusted to fair value effective April 19, 2007, resulting in increased carrying values for these assets and increases in amortization. Depreciation and amortization, as a percentage of revenues, was 6.1% for the combined year ended December 31, 2007 and the year ended December 31, 2006.

Operating income increased $3.1 million, or 2.0%, to $162.1 million for the combined year ended December 31, 2007 from $159.0 million for the year ended December 31, 2006. Operating income, as a percentage of revenues, decreased to 25.2% for the combined year ended December 31, 2007 from 28.0% for the prior year, primarily as a result of the additional $25.4 million of expenses incurred related to the merger in April 2007 as discussed above.

Interest expense, net of interest income, increased $44.7 million to $73.2 million for the combined year ended December 31, 2007 from $28.5 million for the year ended December 31, 2006 as a result of our significant new borrowings in conjunction with the merger.

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

Minority interests in income of consolidated subsidiaries increased $9.4 million, or 17.1%, to $64.0 million for the combined year ended December 31, 2007 from $54.6 million for the year ended December 31, 2006, primarily due to the increased profitability of our existing consolidated facilities and additionally due to our acquisition activities, which primarily involve our acquiring less than 100% ownership.

Provision for income taxes was $18.8 million, representing an effective tax rate of 82.3%, for the combined year ended December 31, 2007, compared to $22.7 million, representing an effective tax rate of 36.2%, for the year ended December 31, 2006. The increase is driven by two factors, both resulting primarily from the merger. First, due to our higher interest expense after the merger and goodwill amortization deducted for income tax purposes, our U.S. operations are no longer generating federal taxable income, and we are instead generating net operating loss carryforwards. We do not consider it more likely than not that we will be able to utilize these net operating loss carryforwards, and therefore we established a valuation allowance against them resulting in no net federal tax benefit attributable to the losses. Second, our effective state tax rate has increased. While we are generating net operating losses for federal purposes, our operations in individual states continue to generate taxable income, with the resulting state income tax now being compared to lower consolidated pretax income. In addition, we are paying more taxes in Texas, where we operate 49 of our 152 U.S. facilities, as a result of a new gross margin tax that went into effect January 1, 2007.

Income from continuing operations was $4.0 million for the combined year ended December 31, 2007 compared to $40.0 million for the year ended December 31, 2006. As described above, this decrease was primarily caused by merger-related costs and expenses. We have incurred merger-related expenses and a loss on the early retirement of debt in completing the transaction. In addition, we have significantly higher debt balances as a result of the merger, which greatly increased our interest expense beginning on April 19, 2007.

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

Liquidity and Capital Resources

	Years Ended December 31,
		Combined
	2008	2007	2006

Net cash provided by operating activities	$91,210	$96,457	$101,475
Net cash used in investing activities	(127,767)	(99,433)	(278,897)
Net cash provided by financing activities	9,234	47,631	80,157

Overview

At December 31, 2008, we had cash and cash equivalents totaling $49.4 million, as compared to $76.8 million at December 31, 2007. Our borrowings for 2008 can be primarily attributed to our borrowing $33.0 million under the delayed draw feature of our senior secured credit facility to finance acquisitions in the St. Louis area. In March 2008, we borrowed £2.0 million (approximately $2.9 million at December 31, 2008) to acquire property adjacent to one of our hospitals in London. A more detailed discussion of changes in our liquidity follows.

Operating Activities

Our cash flows from operating activities were $91.2 million, $96.5 million, and $101.5 million in the year ended December 31, 2008, the combined year ended December 31, 2007, and the year ended December 31, 2006, respectively. Operating cash flows in 2008 were lower primarily due to higher interest costs during 2008 and the timing of distributions of earnings from our unconsolidated affiliates. Our operating cash flows in 2007 were adversely affected by the payment of merger related expenses and the higher interest expense resulting from the merger, partially offset by more of our income tax expense being deferred as opposed to currently payable, also as a result of the merger.

A significant element of our cash flows from operating activities is the collection of patient receivables and the timing of payments to our vendors and service providers. Collections efforts for patient receivables are conducted primarily by our personnel at each facility or in centralized service centers for some metropolitan areas with multiple facilities. These collection efforts are facilitated by our patient accounting system, which prompts individual account follow-up through a series of phone calls and/or collection letters written 30 days after a procedure is billed and at 30 day intervals thereafter. Bad debt reserves are established in increasing percentages by aging category based on historical collection experience. Generally, the entire amount of all accounts remaining uncollected 180 days after the date of service are written off as bad debt and sent to an outside collection agency. Net amounts received from collection agencies are recorded as recoveries of bad debts. Our operating cash flows, including changes in accounts payable and other current liabilities, are impacted by the timing of payments to our vendors. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. In 2008, 2007 and 2006, we did not make any significant changes to our payment timing to our vendors.

Our net working capital deficit was $38.8 million at December 31, 2008 as compared to a net working capital deficit of $12.6 million in the prior year. The overall negative working capital position at December 31, 2008 and 2007 is primarily the result of $57.2 million and $62.5 million due to affiliates associated with our cash management system being employed for our unconsolidated facilities. As discussed further below, we have sufficient availability under our revolving credit agreement, together with our expected future operating cash flows, to service our obligations.

Investing Activities

During the year ended December 31, 2008, the combined year ended December 31, 2007 and the year ended December 31, 2006 our net cash used for investing activities was $127.8 million, $99.4 million and $278.9 million, respectively. The majority of the cash used in our investing activities relates to our purchases of businesses, incremental investment in unconsolidated affiliates and purchases of property and equipment. The cash used in investing activities in 2008 and 2007 was funded primarily from cash on hand as well as draws upon the delayed draw feature of our senior secured credit facility. In 2006, the cash used in investing activities was funded from cash on hand as well as borrowings against our previous revolving credit facility, primarily to fund the acquisition of Surgis in April 2006.

Acquisitions and Sales

During the year ended December 31, 2008, we invested $90.7 million, net of cash received, for the purchase and sales of businesses and investments in unconsolidated affiliates. These 2008 transactions are described earlier in this Item 7 under the captions “Acquisitions, Equity Investments and Development Projects” and “Discontinued Operations and Other Dispositions.” These transactions are summarized below:

Effective Date	Facility Location	Amount

Investments
December 2008	St. Louis, Missouri	$0.4 million
December 2008	Nashville, Tennessee	18.3 million
December 2008	Houston, Texas	5.4 million
December 2008	Portland, Oregon	5.7 million
December 2008	Denver, Colorado	2.2 million
October 2008	Houston, Texas	5.2 million
October 2008	Denver, Colorado	2.1 million
October 2008	St. Louis, Missouri	1.9 million
September 2008	St. Louis, Missouri	15.8 million
September 2008	St. Louis, Missouri	18.0 million
August 2008	St. Louis, Missouri	3.0 million
June 2008	Dallas, Texas	3.9 million
April 2008	St. Louis, Missouri	14.1 million
January 2008	Knoxville, Tennessee	1.4 million
January 2008	Las Vegas, Nevada	1.1 million
Various	Various	6.6 million

$105.1 million

Sales
July 2008	Manitowoc, Wisconsin	0.8 million
July 2008	Orlando, Florida	0.5 million
July 2008	Beaumont, Texas	1.2 million
June 2008	Dallas, Texas	2.3 million
June 2008	Cleveland, Ohio	1.6 million
April 2008	Kansas City, Missouri	3.6 million
March 2008	Redding, California	1.7 million
February 2008	Sarasota, Florida	0.5 million
Various	Various	2.2 million

14.4 million

Total		$90.7 million

During the combined year 2007 and 2006, we invested $83.8 million and $252.5 million, respectively (all net of cash acquired) to make similar acquisitions, the most significant of which was our acquisition of Surgis in April 2006 for approximately $193.1 million. These transactions are summarized in this Item 7 under the caption “Acquisitions, Equity Investments and Development Projects.”

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

Property and Equipment/Facilities under Development

During the year ended December 31, 2008, approximately $17.9 million of the property and equipment purchases related to ongoing development projects, and the remaining $13.3 million primarily represents purchase of equipment at existing facilities. Approximately $8.1 million of the property and equipment purchases was paid to acquire property adjacent to one of our London facilities. We added $17.9 million of property and equipment in the combined year 2007, of which $8.5 million related to ongoing development projects and the remaining $9.4 million related to purchases at existing facilities. Additionally, in 2006, we added $14.7 million of property and equipment for development projects and purchased $13.5 million of property and equipment for existing facilities.

Currently, we and our affiliates have four surgery centers under construction and four additional surgery centers in the development stage in the United States. Costs to develop a short-stay surgical facility, which include construction, equipment and initial operating losses, vary depending on the range of specialties that will be undertaken at the facility. Excluding one project, which has a budgeted cost of $23.0 million, our affiliates have budgeted an average of $4.9 million for development costs for each of the projects under construction. Development costs are typically funded with approximately 50% debt at the entity level with the remainder provided as equity from the owners of the entity. Additionally, as each of these facilities becomes operational, each will have obligations associated with debt and capital lease arrangements.

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

Other than the specific transactions described above, our acquisition and development activities primarily include the development of new facilities, buyups of additional ownership in facilities we already operate, and acquisitions of additional facilities. These activities also include, in some cases, payments of additional purchase price to the sellers of acquired facilities based upon the resolution of certain contingencies or based upon acquired facilities achieving certain financial targets. We currently have no such obligations in place at December 31, 2008. In addition, the operations of our existing surgical facilities will require ongoing capital expenditures. The amount and timing of these purchases and related cash outflows in future periods is difficult to predict and is dependent on a number of factors including hiring of employees, the rate of change in technology/equipment used in our business and our business outlook.

Financing Activities

Cash flows used in financing activities was $9.2 million for the year ended December 31, 2008. Cash flows used in financing activities was $47.6 million and $80.2 million for the combined year ended December 31, 2007 and for the year ended December 31, 2006, respectively. Historically, our cash flows from financing activities have been received through proceeds from long-term debt, offset by payments on long-term debt, as well as proceeds received from the issuance of our common stock. In 2006, we expanded our cash management program to include unconsolidated affiliates, which increased our cash flows from financing activities.

We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations and borrowings under our $100.0 million revolving credit facility. However, due to the bankruptcy of one of the lenders, Lehman Brothers, in the credit facility, the amount available under our revolving credit facility is expected to be reduced to $85.0 million. Management does not believe the reduction in the revolving credit facility will have a material impact on our business. We believe that funds generated by operations and funds available under the revolving credit facility will be sufficient to meet working capital requirements over at least the next 12 months. However, in the future, we may have to incur additional debt or issue additional debt or equity securities from time to time. We may be unable to obtain sufficient financing on satisfactory terms or at all.

Debt

Senior secured credit facility

Our senior secured credit facility (credit facility) provides for total borrowings of up to $630.0 million (with a $150.0 million accordion feature described below), consisting of (1) a $100.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. On April 19, 2007, we borrowed $430.0 million of the term loan facility concurrent with the merger. During the remainder of 2007, we borrowed an additional $63.5 million under the delayed draw feature of the term loan facility to finance the acquisition of an additional surgery center in St. Louis, Missouri and to finance a buy-up of ownership in five of our existing St. Louis facilities. During the year ended December 31, 2008, we borrowed $31.5 million under the delayed draw facility to finance a buy-up of ownership in five of our existing St. Louis facilities and borrowed $1.5 million to fund the purchase of a new facility in St. Louis. After December 31, 2008, no additional funds can be borrowed under the delayed draw feature.

We may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we pay quarterly commitment fees of 1.75% per annum and 0.50% per annum on the daily-unused commitment of the delayed draw facility and revolving credit facility, respectively. We also pay a quarterly participation fee of 2.38% per annum related to outstanding letters of credit. The term loans under the credit facility require principal payments each year in an amount of 1% per annum in equal quarterly installments. No principal payments are required on the revolving credit facility or delayed draw term loan facility during its delayed draw availability period, which ended December 31, 2008. At December 31, 2008, we had $519.0 million of debt outstanding under the credit facility at a weighted average interest rate of approximately 3.8%. At December 31, 2008, we had $98.4 million available for borrowing under the revolving credit facility, representing the facility’s $100.0 million capacity, net of $1.6 million of outstanding letters of credit. The availability on the revolving line of credit will likely be reduced by $15.0 million due to the bankruptcy of one of the lenders.

The credit facility is guaranteed by Holdings and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of December 31, 2008.

Senior subordinated notes

Also in connection with the merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest); or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. We paid the May 1 and November 1, 2008 interest payments in cash. The Notes are unsecured senior subordinated obligations of our company; however, the Notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of December 31, 2008.

United Kingdom borrowings

In April 2007, we entered into an amended and restated credit agreement, which covered our existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional Term Loan B facility of £10 million, which was drawn in April 2007. In March 2008, we further amended our U.K. Agreement to provide for a £2.0 million Term Loan C facility. We borrowed the entire £2.0 million (approximately $2.9 million at December 31, 2008) in March 2008 to acquire property adjacent to one of our hospitals in London. Excluding availability on the overdraft facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At December 31, 2008, We had approximately £40.5 million (approximately $59.3 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 5.4%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are required on the Term Loan A, which began in June 2007, and approximate $4.4 million in the first and second year, $5.8 million in the third and fourth year; $7.3 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and matures in 2013. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million at December 31, 2008), which began in June 2008 and continue through its maturity date of February 2013 when the final payment of £0.5 million (approximately $0.7 million) is due. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on its assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We believe we were in compliance with these covenants as of December 31, 2008.

We also have the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million (approximately $3.7 million at December 31, 2008). The exact terms and payments are negotiated upon a draw on the facility. No amounts were outstanding at December 31, 2008 or 2007.

Equity Contribution from USPI Group Holdings, Inc. and Payments to Repurchase Stock

In conjunction with the merger in 2007, our parent company, USPI Group Holdings, Inc. made a net equity contribution to us of $779.3 million. We used a substantial amount of these proceeds, along with our new borrowings to pay the former stockholders of USPI approximately $1.4 billion in conjunction with the merger. We also used a portion of the proceeds to pay various merger and other transaction expenses of approximately $47.1 million.

Stock Option and Stock Purchase Plans

Historically, we have received proceeds from common stock through the exercise of stock options and the purchase of common stock through our employee stock purchase plan. Proceeds from the sale of common stock totaled $6.1 million and $7.4 million for the combined year ended December 31, 2007, and for the year ended December 31, 2006, respectively. As a result of the merger, our equity securities are no longer publicly traded and, therefore, we do not expect any material proceeds from the exercise of stock options. Additionally, our employee stock purchase plan was terminated in conjunction with the merger.

Contractual Cash Obligations

Our contractual cash obligations as of December 31, 2008 are summarized as follows:

	Payments Due by Period
		Within	Years	Years	Beyond
Contractual Cash Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)

Long term debt obligations (principal plus interest)(1):
Senior secured credit facility	$620,599	$24,767	$49,098	$48,518	$498,216
Senior subordinated notes, due 2017	419,275	21,300	42,600	42,600	312,775
Senior subordinated toggle notes, due 2017	355,708	18,500	37,000	37,000	263,208
Amended and restated U.K. credit facility	73,454	9,237	19,475	44,742	—
Other debt at operating subsidiaries	42,120	10,660	18,455	6,451	6,554
Capitalized lease obligations	76,174	9,269	16,759	12,057	38,089
Operating lease obligations	73,919	15,248	24,539	15,019	19,113

Total contractual cash obligations	$1,661,249	$108,981	$207,926	$206,387	$1,137,955

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the December 31, 2008 rates applicable to each debt instrument and also gives effect to the interest rate swap designated in a cash flow hedging relationship against portions of the U.K. credit facility and Term B facility in the U.S.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have minority interest holders who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $79.7 million at December 31, 2008, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was 46.3% at December 31, 2008. As further discussed below, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements.

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

Off-Balance Sheet Arrangements

As a result of our strategy of partnering with physicians and not-for-profit health systems, we do not own controlling interests in the majority of our facilities. We account for 101 of our 164 surgical facilities under the equity method. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At December 31, 2008, the total debt on the balance sheets of our unconsolidated affiliates was approximately $273.4 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 25.0% at December 31, 2008. USPI or one of its wholly-owned subsidiaries had collectively guaranteed $10.3 million of the $273.4 million in total debt of our unconsolidated affiliates as of December 31, 2008. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly-owned subsidiary had guaranteed $18.0 million as of December 31, 2008. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

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

Related Party Transactions

We have entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3.0% to 8.0%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $39.1 million, $32.8 million, and $25.7 million in 2008, 2007 (combined), and 2006, respectively, and are included in management and contract service revenues in our consolidated statements of operations.

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

Included in general and administrative expenses of the Successor are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our company, in the amount of $2.0 million for the year ended December 31, 2008 and $1.4 million for the period from April 19 through December 31, 2007. Such amounts accrue at an annual rate of $2.0 million.

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

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of EITF 08-6 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

Also, in December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. We do not expect that FSP FAS 132(R)-1 will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

As further discussed in Note 8 to the accompanying consolidated financial statements, in order to manage interest rate risk related to a portion of our variable-rate U.K. debt, on February 29, 2008, we entered into an interest rate swap agreement for a notional amount of £20.0 million (approximately $29.2 million at December 31, 2008). The interest rate swap requires us to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (2.77% at December 31, 2008), which is reset quarterly. The interest rate swap expires in March 2011. No collateral is required under the interest rate swap agreement. As of December 31, 2008, the rate under our swap agreement was unfavorable compared to the market.

Additionally, effective July 24, 2008, in order to manage interest rate risk related to a portion of our variable-rate U.S. Term Loan B, we entered into an interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires us to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (3.54% at December 31, 2008), which is paid and reset on a quarterly basis. The interest rate swap expires in July 2011. No collateral is required under the interest rate swap agreement. As of December 31, 2008, the rate under our swap agreement was unfavorable compared to the market.

At December 31, 2008, the fair values of the U.S. and U.K. interest rate swaps were liabilities of approximately $8.8 million and $1.5 million, respectively. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the models were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost we would have to pay to transfer the obligations to a market participant with similar credit risk.

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At December 31, 2008, $703.1 million of our outstanding debt was in fixed rate instruments and the remaining $351.0 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $3.5 million.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of management, including our principal executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our reports filed with the Commission. There have been no significant changes in our internal controls which could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design and testing of the operational effectiveness of the Company’s internal control over financial reporting. USPI acquired several subsidiaries and equity method investments during 2008. Accordingly, management’s evaluation excluded the operations of the following subsidiaries and equity method investments acquired during 2008, with total assets of approximately $81.2 million and total revenues of approximately $11.4 million included in the Company’s consolidated financial statements as of December 31, 2008:

•	USP Knoxville, Inc.

•	USP Portland, Inc.

•	USP St. Louis, Inc.

•	USP Festus, Inc.

•	USP Mattis, Inc.

•	USP Denver, Inc.

•	USP San Diego, Inc.

•	USP Houston, Inc. (Investment in Memorial Hermann Endoscopy and Surgery Center North Houston LLC and Kingsland Surgery Center)

•	USP Tennessee, Inc. (Investment in Baptist Women’s Health Center, LLC)

•	USP Sacramento, Inc. (Investment in Mercy Surgery Center)

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

Directors and Executive Officers

Executive officers of USPI are elected annually by the board of directors and serve until their successors are duly elected and qualified. Directors are elected by USPI’s stockholders and serve until their successors are duly elected and qualified. There are no arrangements or understandings between any officer or director and any other person pursuant to which any officer or director was, or is to be, selected as an officer, director, or nominee for officer or director. There are no family relationships among any of our executive officers or directors. The names, ages as of February 23, 2009, and positions of the executive officers and directors of USPI are listed below along with their relevant business experience.

Name	Age	Position(s)

Donald E. Steen	62	Chairman of the Board
William H. Wilcox	57	President, Chief Executive Officer and Director
Brett P. Brodnax	44	Executive Vice President and Chief Development Officer
Mark A. Kopser	44	Executive Vice President and Chief Financial Officer
Niels P. Vernegaard	52	Executive Vice President and Chief Operating Officer
John J. Wellik	47	Senior Vice President, Accounting and Administration, and Secretary
Joel T. Allison	61	Director
Michael E. Donovan	32	Director
John C. Garrett, M.D.	66	Director
D. Scott Mackesy	40	Director
James Ken Newman	65	Director
Boone Powell, Jr.	72	Director
Paul B. Queally	44	Director
Raymond A. Ranelli	61	Director

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

Brett P. Brodnax serves as the executive vice president and chief development officer of USPI. Prior to joining USPI in December 1999, Mr. Brodnax was an assistant vice president of the Baylor Health Care System (Baylor) from 1990 until 1999. Mr. Brodnax also served as a director of AmeriPath, Inc. from January 2005 until May 2007.

Mark A. Kopser serves as the executive vice president and chief financial officer of USPI. Prior to joining USPI in May 2000, Mr. Kopser served as chief financial officer for the International Division of HCA from 1997 until 2000 and as chief financial officer for the London Division of HCA from 1992 until 1996.

Niels P. Vernegaard joined USPI as the executive vice president and chief operating officer in June 2006. Prior to joining USPI, Mr. Vernegaard served in various positions with HCA (or predecessors) for 25 years, including as president and chief executive officer of HCA’s Research Medical Center in Kansas City, Missouri, and chief executive officer of the Wellington Hospital in London, England.

John J. Wellik joined USPI in April 1999 and currently serves as its senior vice president, accounting and administration, and secretary. Prior to joining USPI, Mr. Wellik served in various financial management positions.

Joel T. Allison has served on our board since March 2002. Mr. Allison has served as president and chief executive officer of Baylor since 2000 and served as its senior executive vice president from 1993 until 2000.

Michael E. Donovan joined our board in April 2007 and serves as a member of the executive and audit and compliance committees. Mr. Donovan is currently a principal at Welsh, Carson, Anderson & Stowe. Prior to joining Welsh Carson in 2001, Mr. Donovan worked at Windward Capital Partners and in the investment banking division at Merrill Lynch. He is a member of the board of directors of several private companies.

John C. Garrett, M.D. has served on our board since February 2001 and is a member of the audit and compliance committee. Dr. Garrett had been a director of OrthoLink Physicians Corporation, which was acquired by USPI in February 2001, since July 1997. Dr. Garrett founded Resurgens, P.C. in 1986, where he maintained a specialized orthopedics practice in arthroscopic and reconstructive knee surgery until his retirement in 2007. Dr. Garrett is a Fellow of the American Academy of Orthopedic Surgeons.

D. Scott Mackesy joined our board, executive committee and compensation committee in April 2007. Mr. Mackesy is a general partner of Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare industry and is a managing member of the general partner of Welsh, Carson, Anderson & Stowe IX, L.P. Prior to joining Welsh Carson in 1998, Mr. Mackesy was a Vice President in the Investment Research Department at Morgan Stanley Dean Witter, where he was a healthcare equity research analyst. He is a member of the board of directors of MedAssets, Inc. and several private companies.

James Ken Newman has served on our board since May 2005 and is a member of the audit and compliance committee. Mr. Newman served as president and chief executive officer of Horizon Health Corporation from May 2003 until its sale in June 2007 and as chairman of the board from February 1992 until June 2007. From July 1989 until September 1997, he served as president of Horizon Health and from July 1989 until October 1998, he also served as chief executive officer of Horizon Health.

Boone Powell, Jr. has served on our board since June 1999. Mr. Powell served as the chairman of Baylor until June 2001 and served as its president and chief executive officer from 1980 until 2000. Mr. Powell also serves as a director of Abbott Laboratories and US Oncology, Inc.

Paul B. Queally has served as a director of USPI since its inception in February 1998 and serves as the chairman of the compensation committee and a member of the executive committee. Mr. Queally is Co-President of Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare industry and is a managing member of the general partner of Welsh, Carson, Anderson & Stowe IX, L.P. Prior to joining Welsh Carson in 1996, Mr. Queally was a general partner at the Sprout Group, the private equity group of the former Donaldson, Lufkin & Jenrette. He is a member of the boards of directors of AGA Medical Corporation, Aptuit, Inc. and several private companies.

Raymond A. Ranelli joined our board in May 2007 and serves as the chairman of the audit and compliance committee. Mr. Ranelli retired from PricewaterhouseCoopers in 2003 where he was a partner for over 20 years. Mr. Ranelli held several positions at PricewaterhouseCoopers including Vice Chairman and Global Leader of the Financial Advisory Services practice. Mr. Ranelli is also a director of Centennial Communications Corp., Hawaiian Telecom Communications, Inc., and United Components, Inc.

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

In determining each component of, and the overall, compensation of our named executive officers, the compensation committee does not exclusively use quantitative methods or formulas, but instead considers various factors, including the position of the named executive officer, the compensation of officers of comparable companies within the healthcare industry, the performance of the named executive officer with respect to specific objectives, increases in responsibilities, recommendations of the chief executive officer and other objective and subjective criteria as the compensation committee deems appropriate. The specific objectives for each named executive officer vary each year in accordance with the scope of the officer’s position, the potential inherent in that position for impacting the Company’s operating and financial results and the actual operating and financial contributions produced by the officer in previous years.

Compensation Components

Our compensation consists primarily of three elements: base salary, annual bonus and long-term equity incentives. We describe each element of compensation in more detail below.

Base Salary

Base salaries for our named executive officers are established based on the scope of their responsibilities and their prior relevant experience, taking into account competitive market compensation paid by other companies in our industry for similar positions and the overall market demand for such executives at the time of hire. A named executive officer’s base salary is also determined by reviewing the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy. Base salaries are reviewed annually and increased for merit reasons, based on the executive’s success in meeting or exceeding individual performance objectives. Additionally, we adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities. See “Employment Arrangements and Agreements.”

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

Long-Term Equity Incentives

We believe that equity-based awards allow us to reward named executive officers for their sustained contributions to the Company. We also believe that equity awards reward continued employment by a named executive officer, with an associated benefit to us of employee continuity and retention. We believe that equity awards provide management with a strong link to long-term corporate performance and the creation of stockholder value. The compensation committee has the authority to grant shares of restricted stock and options to purchase shares of certain classes of common and preferred equity securities of our Parent. The compensation committee does not award equity awards according to a prescribed formula or target. Instead, the compensation committee takes into account the individual’s position, scope of responsibility, ability to affect profits and the individual’s historic and recent performance and the value of the awards in relation to other elements of the individual executive’s total compensation. See “Restricted Stock and Option Plan.”

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

The Compensation Committee

Paul B. Queally, Chairman
D. Scott Mackesy

Summary Compensation Table for 2008

The following table sets forth the total remuneration paid by us for each of the last three fiscal years to the named executive officers.

								Change in
								Nonqualified
							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus		Awards(1)	Awards(1)	Compensation	Earnings	Compensation		Total

William H. Wilcox	2008	$600,000	$540,000	(2)	$401,605	$—	—	$(129,167)	$251,275	(3)	$1,663,713
President, Chief Executive	2007	575,000	287,500	(4)	280,903	—	—	195,436	250,739	(3)	1,589,578
Officer and Director	2006	566,667	308,810	(5)	2,745,090	—	—	86,361	250,235	(3)	3,957,163
Brett P. Brodnax	2008	379,167	230,000	(6)	160,642	—	—	(100,590)	32,702	(3)	701,921
Executive Vice President	2007	365,000	136,875	(7)	112,361	—	—	49,850	30,823	(3)	694,909
and Chief Development Officer	2006	346,250	123,661	(5)	1,525,050	—	—	26,440	29,575	(3)	2,050,976
Mark A. Kopser	2008	353,000	205,917	(7)	143,732	—	—	(92,177)	30,924	(3)	641,396
Executive Vice President	2007	340,000	127,500	(7)	100,534	—	—	37,264	29,238	(3)	634,536
and Chief Financial Officer	2006	327,500	116,964	(5)	1,220,040	—	—	13,295	28,303	(3)	1,706,102
John J. Wellik	2008	257,333	128,500	(7)	16,910	—	—	(78,692)	23,472	(3)	347,523
Senior Vice President,	2007	247,000	74,100	(7)	11,828	—	—	25,243	22,138	(3)	380,309
Accounting and Administration, and Secretary	2006	237,000	67,714	(5)	406,680	—	—	14,734	21,304	(3)	747,432
Niels P. Vernegaard	2008	421,333	245,778	(7)	143,732	—	—	22,187	110,592	(3)	943,622
Executive Vice President	2007	406,667	152,500	(7)	100,534	—	—	25,634	106,250	(3)	791,585
and Chief Operating Officer	2006	233,333	83,333	(4)	1,870,800	473,000	—	2,995	236,900	(3)(8)	2,900,361

(1)	We account for the cost of stock-based compensation awarded under our 2001 Equity-Based Compensation Plan and the 2007 Equity Incentive Plan adopted by our Parent in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment (“SFAS 123R”), under which the cost of equity awards to employees is measured by the fair value of the awards on their grant date and is recognized over the vesting periods of the awards, whether or not the awards had any intrinsic value during the period. The 2001 Equity-Based Compensation Plan was cancelled in connection with the merger. Amounts shown in the table above reflect the dollar amount recognized for financial statement reporting purposes for 2006, 2007 and 2008 in accordance with SFAS 123R of awards granted under the 2001 Equity-Based Compensation Plan and the 2007 Equity Incentive Plan and thus may include amounts from awards granted in prior years. No forfeitures occurred during 2006, 2007 or 2008. All 2001 Equity-Based Compensation Plan awards are based on the closing market price of our common stock on the date of grant. The 2007 Equity Incentive Plan awards are valued at $0.32 per share which we determined with the assistance of a third party valuation firm as the value of our Parent’s common stock on the date of grant. Assumptions used in calculation of these amounts are included in Note 12 to our consolidated audited financial statements for the fiscal year ended December 31, 2006, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2007; and in Note 12 to our consolidated audited financial statements for the fiscal year ended December 31, 2008, included in this Annual Report on Form 10-K.

(2)	Seventy-five percent of the amount shown was paid in cash and twenty-five percent was deferred at Mr. Wilcox’s election pursuant to USPI’s Deferred Compensation Plan (the “DCP”).

(3)	Includes discretionary contributions to the named executive officers’ DCP and matching contributions to the named executive officers’ 401(k) and DCP accounts as follows:

	Discretionary	Matching	Matching
	Contribution	Contribution	Contribution
	to DCP	401(k)	DCP

Mr. Wilcox
2008	$200,000	$6,900	$44,375
2007	200,000	6,548	44,191
2006	200,000	6,461	43,774
Mr. Brodnax
2008	—	6,900	25,802
2007	—	6,390	24,433
2006	—	6,079	23,496
Mr. Kopser
2008	—	6,900	24,024
2007	—	6,390	22,848
2006	—	6,079	22,224
Mr. Wellik
2008	—	6,900	16,572
2007	—	6,402	15,736
2006	—	6,068	15,236
Mr. Vernegaard
2008	75,000	6,900	28,692
2007	75,000	6,750	24,500
2006	75,000	2,625	10,000

(4)	Sixty-five percent of the amount shown was paid in cash and thirty-five percent was deferred at our named executive officers’ election pursuant to the DCP.

(5)	Forty percent of the amount shown was paid in cash and sixty percent was deferred at our named officers’ election pursuant to the DCP.

(6)	Fifty percent of the amount shown was paid in cash and fifty percent was deferred at Mr. Brodnax’s election pursuant to the DCP.

(7)	Ninety percent of the amount shown was paid in cash and ten percent was deferred at our named executive officers’ election pursuant to the DCP.

(8)	Also includes relocation expenses of $149,275 paid by USPI on behalf of Mr. Vernegaard.

Grant of Plan-Based Awards

No plan-based awards were granted to the named executive officers during 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by our named executive officers as of December 31, 2008.

	Stock Awards(1)
	Number of Shares		Fair Value of
	or Units of Stock		Shares or Units of
	That Have Not		Stock That Have
Name	Vested		Not Vested(2)

William H. Wilcox	4,156,250	(3)	$8,229,375
	495,536	(4)	981,161
Brett P. Brodnax	1,662,500	(3)	3,291,750
	275,853	(4)	546,189
Mark A. Kopser	1,487,500	(3)	2,945,250
	220,683	(4)	436,952
John J. Wellik	175,000	(3)	346,500
	73,561	(4)	145,651
Niels P. Vernegaard	1,487,500	(3)	2,945,250
	245,203	(4)	485,502

(1)	Upon consummation of the merger, our named executive officers received new stock awards under the 2007 Equity Incentive Plan.

(2)	Because there is no active trading market for our common stock, we rely on members of the compensation committee and Welsh Carson to determine in good faith the fair value of our common stock. As of December 31, 2008, this value was determined to be $1.98 per share of common stock. Neither USPI, USPI Holdings, Inc. nor USPI Group Holdings, Inc. has any class of equity securities registered under Section 12 of the Exchange Act.

(3)	The restrictions with respect to 14.29% of such shares will lapse on April 19 of each of 2009, 2010 and 2011. The restrictions with respect to the remaining shares will lapse on April 19, 2015; provided however, that such restrictions may lapse sooner if certain internal rate of return targets are met.

(4)	The restrictions with respect to such shares will lapse upon a change of control or other exit event provided that Welsh Carson shall have disposed of all of its shares of our Parent acquired in connection with the merger and received its cost basis in such shares plus a return of at least 100%.

Option Exercises and Stock Values

The following table shows all stock options exercised during 2008 and the value realized upon exercise, and all stock awards vested during 2008 and the value realized upon vesting.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired on	Realized
Name	on Exercise	on Exercise	Vesting	on Vesting(1)

William H. Wilcox	N/A	$—	593,750	$593,750
Brett P. Brodnax	N/A	—	237,500	237,500
Mark A. Kopser	N/A	—	212,500	212,500
John J. Wellik	N/A	—	25,000	25,000
Niels P. Vernegaard	N/A	—	212,500	212,500

(1)	Because there is no active trading market for our common stock, we rely on members of the compensation committee and Welsh Carson to determine in good faith the fair value of our common stock. As of April 19, 2008, this value was determined to be $1.00 per share of common stock. Neither USPI, USPI Holdings, Inc. nor USPI Group Holdings, Inc. has any class of equity securities registered under Section 12 of the Exchange Act.

Restricted Stock and Option Plan

Our Parent adopted the 2007 Equity Incentive Plan which became effective contemporaneously with the consummation of the merger, which we sometimes refer to as the equity plan. The purposes of the equity plan are to attract and retain the best available personnel, provide additional incentives to our employees, directors and consultants and to promote the success of our business. A maximum of 20,726,523 shares of common stock may be delivered in satisfaction of awards made under the equity plan.

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

Nonqualified Deferred Compensation

The following table shows certain information regarding the named executive officers’ DCP accounts as of December 31, 2008.

					Aggregate
				Aggregate	Balance at
	Executive	USPI	Aggregate	Withdrawals/	December 31,
Name	Contribution	Contribution	Earnings	Distributions	2008

William H. Wilcox	$160,625	$244,375	$(129,167)	$—	$2,003,342
Brett P. Brodnax	70,563	25,802	(100,590)	—	384,585
Mark A. Kopser	48,050	24,024	(92,177)	55,486	229,386
John J. Wellik	33,143	16,572	(78,692)	—	192,486
Niels P. Vernegaard	57,383	103,692	22,186	—	486,224

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

We have employment agreements with William H. Wilcox as President and Chief Executive Officer, Mark A. Kopser as Executive Vice President and Chief Financial Officer, Brett P. Brodnax as Executive Vice President and Chief Development Officer, Niels Vernegaard as Executive Vice President and Chief Operating Officer and John J. Wellik as Senior Vice President, Accounting and Administration, and Secretary.

The initial term of our employment agreement with William H. Wilcox is for two years from April 18, 2007, with an automatic renewal for additional two-year terms unless at least 30 days prior to the end of a two-year term, USPI or Mr. Wilcox gives notice that it or he does not wish to extend the agreement. Mr. Wilcox is paid a base salary of $600,000 per year, subject to increase from time to time with the possibility of a bonus, determined by the compensation committee in its sole discretion.

The initial term of our employment agreements with Mark A. Kopser, Brett P. Brodnax and John J. Wellik was for one year from April 18, 2007 to April 18, 2008. Thereafter, each agreement automatically renews for one-year terms unless at 30 days prior to the end of a one-year term, USPI or the executive gives notice that it or he does not wish to extend the agreement. Mr. Kopser is paid a base salary of $358,000 per year, Mr. Brodnax, $384,000 per year, Mr. Wellik, $261,000 per year and, subject to increase from time to time with the possibility of a bonus, determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Niels Vernegaard is for two years from April 18, 2007, with an automatic renewal for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or Mr. Vernegaard gives notice that it or he does not wish to extend the agreement. Mr. Vernegaard is paid a base salary of $428,000 per year, subject to increase from time to time with the possibility of a bonus determined by the compensation committee in its sole discretion.

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

Potential Payments Upon Termination or Change of Control

The following table sets forth for each named executive officer potential post-employment payments and payments on a change in control and assumes that the triggering event took place on December 31, 2008.

	Cash					Accelerated
	Severance		Accrued			Vesting upon
Name	Payment		Bonus(1)(2)	Benefits(3)		Change of Control(4)

William H. Wilcox	$1,200,000	(5)	$540,000	$14,352	(5)	$9,210,536
Brett P. Brodnax	384,000	(6)	230,000	6,876	(6)	3,837,939
Mark A. Kopser	358,000	(6)	205,917	8,004	(6)	3,382,202
John J. Wellik	261,000	(6)	128,500	8,004	(6)	492,151
Niels P. Vernegaard	428,000	(6)	245,778	8,004	(6)	3,430,752

(1)	Amounts are based on the bonus amount paid with respect to 2008.

(2)	Amounts will be paid at such time as annual bonuses are payable to other executive and officers of USPI in accordance with USPI’s normal payroll practices.

(3)	Amounts consist of the cost to continue to pay such named executive officer’s health insurance benefits for the designated term or the economic equivalent thereof if such continuation is not permissible under the terms of the USPI’s health insurance plan.

(4)	Pursuant to the restricted stock award agreements with our named executive officers, all unvested restricted shares of our Parent’s common stock will vest in full upon a change of control if, as a result of such change of control, Welsh Carson shall have disposed of all of its shares of our Parent acquired in connection with the merger and received its cost basis in such shares plus a return of at least 100%. A change of control is not defined to include an initial public offering of our stock. In the event such restricted shares do not vest on such change of control, then such restricted shares shall be forfeited upon the closing of such change of control transaction. The results in this column are the result of multiplying the total possible number of restricted shares of our Parent’s common stock that vest upon a change of control by $1.98 per share. Because there is no active trading market for our common stock, we rely on members of the compensation committee and Welsh Carson to determine in good faith the fair value of our common stock. As of December 31, 2008, this value was determined to be $1.98 per share of common stock. Neither USPI, USPI Holdings, Inc. nor USPI Group Holdings, Inc. has any class of equity securities registered under Section 12 of the Exchange Act.

(5)	Amounts to be paid over twenty-four months.

(6)	Amounts to be paid over twelve months.

Director Compensation

The chairman and members of our board of directors who are also officers or employees of USPI, affiliates of Welsh Carson and Mr. Allison do not receive compensation for their services as directors. The other directors (“non-employee directors”) receive cash compensation in the amount of $25,000 per year and are eligible to participate in our group insurance benefits. If a non-employee director elects to participate, the director will pay the full cost of such benefits. Non-employee directors also receive the following for all meetings attended: $2,500 per board meeting, $1,250 per telephonic meeting, $1,500 per audit committee meeting and $1,000 per other committee meeting. In addition, the audit committee chairman is paid a retainer of $20,000 per year.

The following table sets forth the compensation paid to our non-employee directors in 2008.

2008 Non-Employee Director Compensation Table

	Fees Earned or	Stock	All Other
Name	Paid in Cash	Awards	Compensation	Total

Joel T. Allison	$—	$—	—	$—
John C. Garrett, M.D.	38,000	10,238	—	48,238
James Ken Newman	45,500	10,238	—	55,738
Boone Powell, Jr.	35,000	10,934	—	45,934
Raymond A. Ranelli	63,000	10,238	—	73,238

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors consists of Messrs. Queally (Chairman) and Mackesy. None of such persons are officers or employees or former officers or employees of the Company. None of the executive officers of the Company served as a member of the compensation committee of any other company during 2008, except that Mr. Wilcox served on the compensation committee of Concentra, Inc. No officer or employee of Concentra, Inc. serves on our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

USPI does not issue any of its equity securities in conjunction with an equity compensation plan. See Item 11, “Executive Compensation- Restricted Stock and Option Plan,” for a discussion of Parent’s equity compensation plan.

All of the issued and outstanding stock of USPI is owned by Holdings, which in turn is wholly-owned by Parent. The following table sets forth information as of February 25, 2009, with respect to the beneficial ownership of the capital stock of our Parent by (i) our chief executive officer and each of the other named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our Parent’s outstanding capital stock.

			Participating	Percent of
	Common	Percent of	Preferred	Outstanding
	Shares	Outstanding	Shares	Participating
	Beneficially	Common	Beneficially	Preferred
Name of Beneficial Owner(1)	Owned	Shares	Owned	Shares

Welsh, Carson, Anderson & Stowe(2)	136,448,356	86.6%	17,326,775	96.3%
California State Teacher’s Retirement System(3)	22,183,099	14.1%	2,816,901	15.7%
CPP Investment Board (USRE II) Inc.(4)	26,619,718	16.9%	3,380,282	18.8%
Silvertech Investment PTE Ltd(5)	8,873,239	5.6%	1,126,761	6.3%
Donald E. Steen(6)	1,421,127	*	78,873	*
William H. Wilcox(7)	6,488,790	4.1%	157,746	*
Brett P. Brodnax(8)	2,388,811	1.5%	27,042	*
Mark A. Kopser(9)	2,364,345	1.5%	56,338	*
Niels P. Vernegaard(10)	2,007,194	1.3%	7,872	*
John J. Wellik(11)	317,927	*	5,634	*
Joel T. Allison	—	—	—	—
Michael E. Donovan(12)(13)	40,000	*	—	—
John C. Garrett, M.D.(13)	173,095	*	16,901	*
D. Scott Mackesy(12)(13)	40,000	*	—	—
James K. Newman(13)	217,463	*	22,535	*
Boone Powell, Jr.(13)	111,001	*	9,016	*
Paul B. Queally (12)(14)	215,457	*	22,281	*
Raymond A. Ranelli(13)	91,462	*	6,535	*
All directors and executive officers as a group(15)	15,876,672	10.1%	410,773	2.3%

*	Less than one percent

(1)	Unless otherwise indicated, the principal executive offices of each of the beneficial owners identified are located at 15305 Dallas Parkway, Suite 1600, Addison, Texas 77001.

(2)	Represents (A) 54,671,610 common shares and 6,942,423 participating preferred shares held by Welsh Carson over which Welsh Carson has sole voting and investment power, (B) 25,200 common shares and 3,200 participating preferred shares held by WCAS Management Corporation, an affiliate of Welsh Carson, over which WCAS Management Corporation has sole voting and investment power, (C) an aggregate 1,462,785 common shares and 185,752 participating preferred over which individuals who are general partners of WCAS X Associates LLC, the sole general partner of Welsh Carson, and/or otherwise employed by an affiliate of Welsh, Carson, Anderson & Stowe have voting and investment power, and (D) an aggregate 80,288,761 common shares and 10,195,400 participating preferred shares held by other co-investors, over which Welsh Carson has sole voting power. WCAS X Associates LLC, the sole general partner of Welsh Carson and the individuals who serve as general partners of WCAS X Associates LLC, including D. Scott Mackesy, Paul B. Queally and Michael E. Donovan, may be deemed to beneficially own the shares beneficially owned by Welsh Carson. Such persons disclaim beneficial ownership of such shares. The principal executive offices of Welsh, Carson, Anderson & Stowe are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

(3)	Such beneficial owner has granted to Welsh Carson sole voting power over its shares. The principal executive offices of such beneficial owner is 7667 Folsom Blvd., Suite 250, Sacramento, California 95826.

(4)	Such beneficial owner has granted to Welsh Carson sole voting power over its shares. The principal executive offices of such beneficial owner is One Queen Street East, Suite 2600, Toronto, Ontario, M5C 2W5, Canada.

(5)	Such beneficial owner has granted to Welsh Carson sole voting power over its shares. The principal executive offices of such beneficial owner is 255 Shoreline Drive, Suite 600, Redwood City, California 94065.

(6)	Includes 100,000 common shares owned by the Michelle Ann Steen Trust and 100,000 common shares owned by the Marcus Anthony Steen Trust for which, in each case, Mr. Steen acts as a trustee and has voting and investment power over such shares. Such shares are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger. Also included are another 600,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger.

(7)	Includes 5,246,536 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger.

(8)	Includes 2,175,853 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger.

(9)	Includes 1,920,683 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger.

(10)	Includes 1,945,203 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger.

(11)	Includes 273,561 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger.

(12)	Does not include (A) 54,671,610 common shares or 6,942,423 participating preferred shares owned by Welsh Carson, or (B) 25,200 common shares or 3,200 participating preferred shares owned by WCAS Management Corporation. Messrs Queally, Mackesy and Donovan, as general partners of WCAS X Associates LLC, the sole general partner of Welsh Carson, and officers of WCAS Management Corporation, may be deemed to beneficially own the shares beneficially owned by Welsh Carson and WCAS Management Corporation. Each of Messrs Queally, Mackesy and Donovan disclaims beneficial ownership of such shares. The principal executive offices of Messrs Queally, Mackesy and Donovan are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

(13)	Includes 40,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement.

(14)	Includes (A) an aggregate 3,090 common shares and 393 preferred shares owned by certain trusts established for the benefit of Mr. Queally’s children for which, in each case, Mr. Queally acts as a trustee and has voting and investment power over such shares and (B) 40,000 common shares which are subject to restrictions on transfer set forth in a restricted stock awards agreement.

(15)	Does not include (A) 54,671,610 common shares or 6,942,423 participating preferred shares owned by Welsh Carson, or (B) 25,200 common shares or 3,200 participating preferred shares owned by WCAS Management Corporation. Includes an aggregate 12,361,836 common shares which are subject to restrictions on transfer set forth in restricted stock award agreements entered into at the time of the consummation of the merger.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Stockholders Agreement

The stockholders agreement contains certain restrictions on the transfer of equity securities of our Parent and provides certain stockholders with certain preemptive and information rights.

Management Agreement

In connection with the merger, USPI entered into a management agreement with WCAS Management Corporation, an affiliate of Welsh Carson, pursuant to which WCAS Management Corporation will provide management and financial advisory services to us. WCAS Management Corporation receives an annual management fee of $2.0 million, of which $1.0 million will be payable in cash on an annual basis and the remainder will accrue annually over time, and annual reimbursement for out-of-pocket expenses incurred in connection with the provision of such services.

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

Other Arrangements

We have entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3.0% to 8.0%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $39.1 million, $32.8 million, and $25.7 million in 2008, 2007 and 2006, respectively, and are included in management and contract service revenue in our consolidated statements of operations.

We regularly engage in purchases and sales of ownership interests in our facilities. We operate 21 surgical facilities in partnership with Baylor and local physicians in the Dallas/Fort Worth area. In June 2008, Baylor acquired a controlling interest in a facility it already co-owned with us and local physicians, which transferred control of the facility from us to Baylor. As a result, we now account for our investment in this facility under the equity method. The interest was acquired from us in exchange for $2.3 million in cash. A $0.9 million pretax loss was generated on the sale. We believe that the sales price was negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale. Effective July 1, 2007, Baylor acquired an additional ownership interest in two facilities it already co-owned with us and local physicians, which transferred control of the facilities from us to Baylor. As a result, we now account for our investments in these facilities under the equity method. The interests were acquired for $3.7 million in cash. No gain or loss was recorded upon the sale as the sales price approximated our carrying value. We believe that the sales price was negotiated on an arms’ length basis.

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

USPI’s Parent issued warrants with an estimated fair value of $0.3 million to Baylor in January 2008. Similar grants have been made to other healthcare systems with which we operate facilities.

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

Additionally, we derived 3% of our revenues and approximately 50% of our equity in earnings of unconsolidated affiliates in 2008 from our joint ventures with Baylor.

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

Marc Steen, the son of Donald E. Steen, is employed by USPI as the market president for Atlanta. During 2008, Marc Steen earned approximately $205,234 in salary and bonus. Additionally, $47,093 of relocation expenses were paid by USPI on behalf of Marc Steen.

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

Our board of directors has a separately designated, standing audit and compliance committee comprised of the following members of the board: Messrs. Ranelli (Chairman), Donovan, Garrett and Newman. Under the NASDAQ Rules, Messrs. Ranelli, Garrett and Newman would be considered independent for the purposes of audit and compliance committee service.

Our board of directors also has a separately designated, standing compensation committee comprised of the following members of the board: Messrs. Queally (Chairman) and Mackesy. Under the NASDAQ Rules, Messrs. Queally and Mackesy would not be considered independent for the purposes of compensation committee service.

ITEM 14.	Principal Accounting Fees and Services

The following table shows the aggregate fees billed by KPMG LLP, our independent registered public accounting firm, during the years ended December 31, 2008 and 2007:

Description of Fees	2008	2007

Audit Fees(1)	$1,340,500	$1,819,144
Audit Related Fees(2)	—	140,000
Tax Fees(3)	—	—
All Other Fees(4)	155,000	130,480

	$1,495,500	$2,089,624

(1)	Audit Fees. Includes fees billed for professional services rendered for the audit of our annual financial statements included in our Form 10-K, reviews of our quarterly financial statements included in Forms 10-Q, reviews of our other filings with the SEC, and other research work necessary to comply with generally accepted accounting standards for the years ended December 31, 2008 and 2007.

(2)	Audit Related Fees. Includes fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include issuance of consents and other accounting and reporting consultations.

(3)	Tax Fees. Includes fees billed for tax compliance, tax advice, and tax planning.

(4)	All Other Fees. Includes fees billed for assistance with preparation of Medicare cost reports.

The charter of our audit and compliance committee provides that the committee must approve in advance all audit and non-audit services provided by KPMG LLP. The audit and compliance committee approved all of these services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements are filed as part of this Form 10-K:

Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Comprehensive Income (loss)	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7
2. Financial Statement Schedule — Schedule II	S-1
3. The following consolidated financial statements of Texas Health Ventures Group, L.L.C. and Subsidiaries are presented pursuant to Rule 3-09 of Regulation S-X:
Independent Auditors’ Report	2
Consolidated Balance Sheets as of June 30, 2008 and 2007	3
Consolidated Statements of Income for the year ended June 30, 2008 and 2007	4
Consolidated Statements of Members’ Equity for the year ended June 30, 2008 and 2007	5
Consolidated Statements of Cash Flows for the year ended June 30, 2008 and 2007	6
Notes to the Consolidated Financial Statements	7
Independent Auditors’ Report	20
Consolidated Balance Sheets as of June 30, 2007 and 2006	21
Consolidated Statements of Income for the year ended June 30, 2007 and the six months ended June 30, 2006	22
Consolidated Statements of Members’ Equity for the year ended June 30, 2007 and the six months ended June 30, 2006	23
Consolidated Statements of Cash Flows for the year ended June 30, 2007 and the six months ended June 30, 2006	24
Notes to the Consolidated Financial Statements	25
Unaudited Consolidated Balance Sheets as of December 31, 2005 and 2004	37
Unaudited Consolidated Statements of Income for the years ended December 31, 2005 and 2004	38
Unaudited Consolidated Statements of Members’ Equity for the years ended December 31, 2005 and 2004	39
Unaudited Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004	40
Unaudited Notes to Consolidated Financial Statements	41

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
United Surgical Partners International, Inc.:

We have audited the accompanying consolidated balance sheets of United Surgical Partners International, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2008 (Successor), the period from April 19, 2007 through December 31, 2007 (Successor), the period from January 1, 2007 through April 18, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008 (Successor), the period from April 19, 2007 through December 31, 2007 (Successor), the period from January 1, 2007 through April 18, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor), in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas
February 25, 2009

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
	(In thousands, except share amounts)

ASSETS
Cash and cash equivalents	$49,435	$76,758
Accounts receivable, net of allowance for doubtful accounts of $11,544 and $12,721, respectively	57,213	59,557
Other receivables (Note 4)	17,070	8,974
Inventories of supplies	9,079	9,495
Prepaids and other current assets	11,735	20,056

Total current assets	144,532	174,840
Property and equipment, net (Note 5)	201,824	229,039
Investments in affiliates (Note 3)	307,771	267,357
Goodwill (Note 6)	1,270,287	1,274,979
Intangible assets, net (Note 6)	318,852	315,841
Other assets	24,897	15,337

Total assets	$2,268,163	$2,277,393

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$22,194	$22,982
Accrued salaries and benefits	27,241	24,671
Due to affiliates	57,237	62,500
Accrued interest	9,336	13,436
Current portion of long-term debt (Note 7)	24,488	25,311
Other current liabilities	42,874	38,509

Total current liabilities	183,370	187,409

Long-term debt, less current portion (Note 7)	1,073,459	1,072,751
Other long-term liabilities	27,517	17,950
Deferred tax liability, net	125,639	109,414

Total liabilities	1,409,985	1,387,524
Minority interests (Note 3)	94,041	83,063
Commitments and contingencies (Notes 9 and 14)
Stockholder’s equity (Note 12)
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding at December 31, 2008 and 2007
Additional paid-in capital	801,902	799,562
Accumulated other comprehensive loss, net of tax	(84,008)	(1,485)
Retained earnings	46,243	8,729

Total stockholder’s equity	764,137	806,806

Total liabilities and stockholder’s equity	$2,268,163	$2,277,393

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Successor		Predecessor
		Period from	Period from
		April 19	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	April 18,	December 31,
	2008	2007	2007	2006
	(In thousands)
Revenues:
Net patient service revenues	$561,532	$402,433	$170,598	$507,341
Management and contract service revenues	72,970	46,503	19,142	52,237
Other revenues	7,721	3,552	1,615	7,796

Total revenues	642,223	452,488	191,355	567,374
Equity in earnings of unconsolidated affiliates	47,042	23,867	9,906	31,568
Operating expenses:
Salaries, benefits, and other employee costs	184,871	125,648	53,871	158,676
Medical services and supplies	112,499	77,006	34,308	101,900
Other operating expenses	107,659	74,335	31,744	96,173
General and administrative expenses	40,155	29,340	39,277	38,826
Provision for doubtful accounts	7,568	7,592	3,297	9,892
Depreciation and amortization	36,757	26,688	12,426	34,516

Total operating expenses	489,509	340,609	174,923	439,983

Operating income	199,756	135,746	26,338	158,959
Interest income	3,228	3,208	933	4,067
Interest expense	(85,649)	(67,862)	(9,521)	(32,604)
Loss on early retirement of debt	—	—	(2,435)	(14,880)
Other, net	(1,790)	(442)	798	1,773

Total other expense, net	(84,211)	(65,096)	(10,225)	(41,644)
Income from continuing operations before minority interests	115,545	70,650	16,113	117,315
Minority interests in income of consolidated subsidiaries	(55,134)	(45,120)	(18,866)	(54,632)

Income (loss) from continuing operations before income taxes	60,411	25,530	(2,753)	62,683
Income tax expense	(22,334)	(14,611)	(4,145)	(22,712)

Income (loss) from continuing operations	38,077	10,919	(6,898)	39,971
Discontinued operations, net of tax (Note 2):
Income (loss) from discontinued operations	62	236	(251)	18
Net loss on disposal of discontinued operations	(625)	(2,426)	—	(5,743)

Total loss from discontinued operations	(563)	(2,190)	(251)	(5,725)

Net income (loss)	$37,514	$8,729	$(7,149)	$34,246

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (loss)

	Successor		Predecessor
		Period from	Period from
		April 19	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	April 18,	December 31,
	2008	2007	2007	2006
	(In thousands)
Net income (loss):	$37,514	$8,729	$(7,149)	$34,246
Other comprehensive income (loss):
Foreign currency translation adjustments	(71,790)	(1,646)	2,169	13,104
Unrealized loss on interest rate swaps, net of tax	(10,051)	—	—	—
Pension adjustments, net of tax	(682)	161	—	(434)

Other comprehensive income (loss)	(82,523)	(1,485)	2,169	12,670

Comprehensive income (loss)	$(45,009)	$7,244	$(4,980)	$46,916

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

						Accumulated
	Common Stock		Additional			Other
	Outstanding		Paid-in	Treasury	Deferred	Comprehensive	Retained
	Shares	Par Value	Capital	Stock	Compensation	Income (Loss)	Earnings	Total
	(In thousands)

Predecessor
Balance, December 31, 2005	44,283	$443	$375,656	$(831)	$(14,128)	$3,896	$166,014	$531,050
Reclassification of deferred compensation upon adoption of SFAS 123R	—	—	(14,128)	—	14,128	—	—	—
Issuance of common stock and exercise of stock options	480	4	8,825	2,394	—	—	—	11,223
Repurchases of common stock	(53)	—	—	(1,672)	—	—	—	(1,672)
Equity-based compensation	—	—	11,974	—	—	—	—	11,974
Net income	—	—	—	—	—	—	34,246	34,246
Foreign currency translation adjustments	—	—	—	—	—	13,104	—	13,104
Pension liability adjustment, net of tax	—	—	—	—	—	(434)	—	(434)
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	—	(217)	—	(217)

Balance, December 31, 2006	44,710	447	382,327	(109)	—	16,349	200,260	599,274
Issuance of common stock and exercise of stock options	474	5	6,211	—	—	—	—	6,216
Repurchases of common stock	(71)	—	—	(2,197)	—	—	—	(2,197)
Equity-based compensation expense	—	—	17,100	—	—	—	—	17,100
Tax benefit related to increase in value of equity awards	—	—	15,822	—	—	—	—	15,822
Net loss	—	—	—	—	—	—	(7,149)	(7,149)
Foreign currency translation adjustments	—	—	—	—	—	2,169	—	2,169

Balance, April 18, 2007	45,113	$452	$421,460	$(2,306)	$—	$18,518	$193,111	$631,235

Successor
Capitalization of Successor company at April 19, 2007	—	$—	$791,856	$—	$—	$—	$—	$791,856
Expenses paid on behalf of USPI Group Holdings, Inc.	—	—	(7,862)	—	—	—	—	(7,862)
Additional investment by USPI Group Holdings, Inc.	—	—	13,477	—	—	—	—	13,477
Contribution related to equity award grants by USPI Group Holdings, Inc.	—	—	2,091	—	—	—	—	2,091
Net income	—	—	—	—	—	—	8,729	8,729
Foreign currency translation adjustments	—	—	—	—	—	(1,646)	—	(1,646)
Pension liability adjustment, net of tax	—	—	—	—	—	161	—	161

Balance, December 31, 2007	—	$—	$799,562	$—	$—	$(1,485)	$8,729	$806,806
Contribution related to equity award grants by USPI Group Holdings, Inc.	—	—	2,340	—	—	—	—	2,340
Net income	—	—	—	—	—	—	37,514	37,514
Foreign currency translation adjustments	—	—	—	—	—	(71,790)	—	(71,790)
Unrealized loss on interest rate swaps, net of tax	—	—	—	—	—	(10,051)	—	(10,051)
Pension liability adjustment, net of tax	—	—	—	—	—	(682)	—	(682)

Balance, December 31, 2008	—	$—	$801,902	$—	$—	$(84,008)	$46,243	$764,137

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Successor		Predecessor
		Period from	Period from
		April 19	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	April 18,	December 31,
	2008	2007	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$37,514	$8,729	$(7,149)	$34,246
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	563	2,190	251	5,725
Provision for doubtful accounts	7,568	7,592	3,297	9,892
Depreciation and amortization	36,757	26,688	12,426	34,516
Amortization of debt issue costs and discount	2,860	1,904	202	912
Deferred income taxes	13,860	10,162	1,315	6,294
Loss (gain) on sale of equity interests	1,863	737	(897)	—
Loss on impairment of intangible asset	831	—	—	—
Loss on early retirement of debt	—	—	2,435	14,880
Equity in earnings of unconsolidated affiliates, net of distributions received	(8,591)	6,667	4,335	(4,104)
Minority interests in income of consolidated subsidiaries, net of distributions paid	751	2,554	468	563
Equity-based compensation	2,297	1,810	17,100	11,974
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(9,579)	(6,551)	(973)	(13,992)
Other receivables	(9,976)	177	509	(4,006)
Inventories of supplies, prepaids and other assets	7,859	1,906	919	269
Accounts payable and other current liabilities	7,256	3,002	12,060	5,556
Other long-term liabilities	(623)	(209)	(1,377)	1,443
Tax benefit related to increase in value of equity awards	—	—	(15,822)	(2,693)

Net cash provided by operating activities	91,210	67,358	29,099	101,475

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(105,080)	(78,928)	(26,705)	(280,973)
Proceeds from sales of businesses and equity interests	14,351	5,879	15,916	28,467
Purchases of property and equipment	(31,163)	(11,723)	(6,172)	(28,222)
Returns of capital from unconsolidated affiliates	3,039	1,581	556	1,772
(Increase) decrease in deposits and notes receivable	(8,914)	9,247	(9,084)	59

Net cash used in investing activities	(127,767)	(73,944)	(25,489)	(278,897)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	45,090	912,019	20,684	304,922
Payments on long-term debt	(28,318)	(226,827)	(7,424)	(275,200)
Proceeds from issuance of common stock	—	—	6,135	7,684
Net equity contribution from USPI Group Holdings, Inc.	40	779,279	—	—
Tax benefit related to increase in value of equity awards	—	—	15,822	2,693
Payments to repurchase common stock	—	(1,430,879)	—	—
(Decrease) increase in cash held on behalf of unconsolidated affiliates	(5,441)	(23,342)	13,895	41,161
Expenses paid on behalf of USPI Group Holdings, Inc.	—	(7,862)	—	—
Returns of capital to minority interest holders	(2,137)	(2,926)	(943)	(1,103)

Net cash (used in) provided by financing activities	9,234	(538)	48,169	80,157

Cash flows of discontinued operations:
Operating cash flows	159	982	(761)	1,187
Investing cash flows	(76)	2,579	(827)	(3,250)
Financing cash flows	(34)	(2,806)	1,379	735

Net cash provided by (used in) discontinued operations	49	755	(209)	(1,328)

Effect of exchange rate changes on cash	(49)	(70)	(113)	(107)

Net (decrease) increase in cash and cash equivalents	(27,323)	(6,439)	51,457	(98,700)
Cash and cash equivalents at beginning of period	76,758	83,197	31,740	130,440

Cash and cash equivalents at end of period	$49,435	$76,758	$83,197	$31,740

Supplemental information:
Interest paid, net of amounts capitalized	$86,758	$55,302	$9,861	$25,105
Income taxes (refund received) paid, net	(1,906)	4,690	1,909	17,799
Non-cash transactions:
Predecessor rollover equity	$—	$18,192	$—	$—
Issuance of common stock to employees	—	—	—	30,455
Assets acquired under capital lease obligations	1,966	7,279	1,677	5,277
Receipt of note receivable for sale of minority interest	601	—	—	—

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

(1)	Summary of Significant Accounting Policies and Practices

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of ambulatory surgery centers, surgical hospitals and related businesses in the United States and Europe. At December 31, 2008 the Company, headquartered in Dallas, Texas, operated 164 short-stay surgical facilities. Of these 164 facilities, the Company consolidates the results of 62, accounts for 101 under the equity method and holds no ownership in the remaining facility, which is operated by the Company under a management agreement. The Company operates in two countries, with 161 of its 164 facilities located in the United States of America; the remaining three facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At December 31, 2008, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 99 of the Company’s 161 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

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

As further described below, the Company had publicly traded equity securities from June 2001 until April 2007. Effective April 19, 2007, the Company no longer has publicly traded equity securities and is controlled by the private equity firm Welsh, Carson, Anderson & Stowe (Welsh Carson). The Company is a wholly owned subsidiary of USPI Holdings, Inc. (Holdings). Holdings is a wholly owned subsidiary of USPI Group Holdings, Inc. (Parent), which in turn is owned by an investor group that includes affiliates of Welsh Carson, members of the Company’s management, and other investors. The Company’s financial position and the results of operations prior to the merger are presented separately in the consolidated financial statements as “Predecessor” financial statements, while the Company’s financial position and results of operations following the merger are presented as “Successor” financial statements. Due to the merger, which generated transaction expenses, substantially increased the Company’s debt and interest expense, and to the revaluation of assets and liabilities as a result of purchase accounting associated with the merger, the pre-merger financial statements are not comparable with those after the merger.

(b)	Merger Transaction

Pursuant to an Agreement and Plan of Merger (the merger) dated as of January 7, 2007, between an affiliate of Welsh Carson, and the Company, the Company became a wholly owned subsidiary of Holdings on April 19, 2007. In the merger, all of the stockholders of the Company received $31.05 per share in cash for common stock. Additionally, all of the Company’s unvested restricted stock awards, except as otherwise agreed to by the holders and the Company, immediately vested, and the holders of restricted stock awards also received $31.05 per share in cash. Holders of stock options issued by the Company, including unvested stock options, received cash equal to $31.05 per option minus the exercise price of the option multiplied by the number of shares subject to the option.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

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

The merger was accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards No. 141, Business Combinations,” (SFAS 141). The purchase price, including transaction-related fees, was allocated to the Company’s tangible and identifiable intangible assets and liabilities based upon estimates of fair value, with the remainder allocated to goodwill.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

A summary of the merger is presented below (in thousands):

Net cash and equity contribution from Holdings	$791,856
Proceeds from borrowings	889,700
Cash on hand	21,922
Expenses paid on behalf of Parent	(7,862)

Purchase price allocated	$1,695,616

Estimated fair value of net tangible assets acquired:
Cash	$63,497
Accounts receivable	58,435
Other current assets	41,204
Investments in affiliates	263,666
Property and equipment	227,878
Other assets	20,668
Current liabilities	(108,596)
Due to affiliates	(90,260)
Long-term debt, excluding current portion	(131,158)
Deferred tax liability	(97,016)
Other long-term liabilities	(14,579)
Minority interests in consolidated subsidiaries	(84,635)

Net tangible assets acquired	149,104
Capitalized debt issuance costs	29,012
Intangible assets acquired	291,631
Goodwill	1,225,869

$1,695,616

Following are the unaudited pro forma results for the year ended December 31, 2007 as if the merger had occurred on January 1 (in thousands):

Year Ended
December 31,
2007

Net revenues	$643,843
Income from continuing operations	16,576

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

The financial statements of foreign subsidiaries are measured in local currency and then translated into U.S. dollars. All assets and liabilities have been translated using the current rate of exchange at the balance sheet date. Results of

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

operations have been translated using the average rates prevailing throughout the year. Translation gains or losses resulting from changes in exchange rates are accumulated in a separate component of stockholder’s equity.

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

The Company also considers FASB Interpretation No. 46, Consolidation of Variable Interest Entities (as amended) (FIN 46R) to determine if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights. At December 31, 2008, the Company consolidated one entity, which operates four surgical facilities, based on the provisions of FIN 46R. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company has lent the entity funds to purchase surgical facilities, but the Company does not have full recourse to the entity’s other owner with respect to repayment of the loans. As the entity earns management fees and receives cash distributions of earnings from the surgical facilities, a portion of those proceeds are used to repay the loans prior to being eligible for distribution to the entity’s other owner. At December 31, 2008, $12.8 million of such loans had been made and are included in other long-term assets. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the year ended December 31, 2008. At December 31, 2008, total assets and liabilities of this entity were $39.9 million and $32.5 million, respectively. Such amounts are included in the accompanying consolidated balance sheet.

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

The Company’s wholly-owned insurance subsidiary maintains certain balances in cash and cash equivalents that are used in connection with its retained professional and general liability risks and are not designated for general corporate purposes. At December 31, 2008, this cash and cash equivalents balance was $2.4 million.

(g)	Inventories of Supplies

Inventories of supplies are stated at cost, which approximates market, and are expensed as used.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

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

(i)	Goodwill and Intangible Assets

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

(k)	Fair Value Measurements

In accordance with Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, the Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued. The Company discloses on a yearly basis the valuation techniques and discloses any change in method of such within the body of each applicable footnote.

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

(l)	Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments in accordance with SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, (as amended). The Company records derivatives on its consolidated balance sheet as assets or liabilities, measured at fair value. The Company does not engage in

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

derivative instruments for speculative purposes. Because the Company’s current derivatives qualify for hedge accounting under SFAS 133, gains or losses resulting from changes in the values of the Company’s derivatives are reported in accumulated other comprehensive loss, a separate component of stockholder’s equity (Note 8).

(m)	Revenue Recognition

Revenue consists primarily of net patient service revenues, which are based on the facilities’ established billing rates less allowances and discounts, principally for patients covered under contractual programs with private insurance companies. The Company derives approximately 75% of its net patient service revenues from private insurance payors, approximately 11% from governmental payors and approximately 14% from self-pay and other payors.

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

(n)	Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations in which the Company operates. The Company provides for bad debts principally based upon the aging of accounts receivable and uses specific identification to write off amounts against its allowance for doubtful accounts. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2008 and 2007. The Company has a risk of incurring losses if such allowances are not adequate.

(o)	Investments and Equity in Earnings of Unconsolidated Affiliates

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

Equity in earnings of unconsolidated affiliates consists of the Company’s share of the profits or losses generated from its noncontrolling equity investments in 101 surgical facilities. Because these operations are central to the Company’s business strategy, equity in earnings of unconsolidated affiliates is classified as a component of operating income in the accompanying consolidated statements of operations. The Company has contracts to manage these facilities, which results in the Company having an active role in the operations of these facilities and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities.

(p)	Income Taxes

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

(q)	Equity-Based Compensation

The Company follows the guidance in SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R). Under SFAS 123R, the fair value of equity-based compensation, such as stock options and other stock-based awards to employees and directors, is measured at the date of grant and recognized as expense over the employee’s requisite service period.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

(r)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

(2)	Discontinued Operations and Other Dispositions

During 2008, 2007, and 2006, the Company sold all of its ownership interests in 14 facilities as summarized below:

Date	Facility Location	Proceeds	Gain (Loss)

July 2008	Manitowoc, Wisconsin(1)	$0.8 million	$—
July 2008	Orlando, Florida(1)	0.5 million	(0.4 million	)
June 2008	Cleveland, Ohio(2)	1.6 million	(1.0 million	)
April 2008	Los Angeles, California(1)	—	—
February 2008	Sarasota, Florida(1)	0.5 million	—

Total		$3.4 million	$(1.4 million	)

December 2007	Houston, Texas(2)	$—	$(0.6 million	)
December 2007	Decatur, Alabama(2)	0.3 million	(2.2 million	)
November 2007	Canton, Mississippi(2)	—	(0.9 million	)
September 2007	Atlanta, Georgia(1)	1.8 million	0.5 million
September 2007	Baltimore, Maryland(1)	—	(1.2 million	)

Total		$2.1 million	$(4.4 million	)

October 2006	Ocean Springs, Mississippi(1)	$2.0 million	$—
August 2006	Phoenix, Arizona(1)	1.3 million	—
March 2006	Lyndhurst, Ohio(2)	0.4 million	(7.4 million	)
February 2006	Chicago, Illinois(1)	—	—

Total		$3.7 million	$(7.4 million	)

(1)	Because these investments were accounted for under the equity method, the results of operations of these facilities are not reported as discontinued operations. The gain (loss) on the disposal of these facilities is recorded in other income (expense) in the accompanying consolidated statements of operations.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

(2)	In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified its historical results of operations to remove the operations of these facilities from the its revenues and expenses on the accompanying consolidated statements of operations, collapsing the income (loss) related to these facilities’ operations and the Company’s disposal of them into a single line, “Income (loss) from discontinued operations” The table below summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands).

	Successor		Predecessor
		Period from	Period from
		April 19	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	April 18,	December 31,
	2008	2007	2007	2006
Revenues	$3,108	$8,984	$3,693	$12,569
Income (loss) from discontinued operations before income taxes	$95	$363	$(386)	$28
Income tax (expense) benefit	(33)	(127)	135	(10)

Income (loss) from discontinued operations	$62	$236	$(251)	$18

Loss on sale of discontinued operations before income taxes	$(963)	$(3,732)	$—	$(7,396)
Income tax benefit	338	1,306	—	1,653

Net loss on sale of discontinued operations	$(625)	$(2,426)	$—	$(5,743)

In addition to the sales of ownership interests noted above, the Company sold controlling interests to various hospital partners during 2008, 2007, and 2006, which are described below. The Company’s continuing involvement as an equity method investor and manager of the facilities precludes classification of these transactions as discontinued operations. Gains and losses are recorded in other income (expense) in the accompanying consolidated statements of operations.

Date	Facility Location	Proceeds	Gain (Loss)

July 2008	Beaumont, Texas	$1.2 million	$(0.5 million	)
June 2008	Dallas, Texas(1)	2.3 million	(0.9 million	)
June 2008	Houston, Texas(2)	0.6 million	—
March 2008	Redding, California(3)	1.7 million	—

Total		$5.8 million	$(1.4 million	)

July 2007	Dallas, Texas(4)	$3.7 million	$—
April 2007	Corpus Christi, Texas(5)	6.1 million	0.9 million

Total		$9.8 million	$0.9 million

July 2006	Fort Worth, Texas(1)	$4.8 million	—

(1)	The hospital partner already had an ownership interest in the facility and acquired a controlling interest from the Company in this transaction. Additionally, this hospital partner is a related party (Note 10).

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

(2)	Because the Company is considered the primary beneficiary of this entity under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (as amended), the Company consolidates the entity to which it transferred its interest in the facility, and accordingly continues to consolidate the facility’s operating results. The sales price of $0.6 million was paid in the form of a note receivable from the buyer.

(3)	The Company sold a controlling interest in two facilities and gained a noncontrolling interest in a third facility in Redding.

(4)	The hospital partner already had an ownership interest in these two facilities and acquired a controlling interest from the Company in this transaction. Additionally, this hospital partner is a related party (Note 10).

(5)	The Company sold a controlling interest in two facilities to a hospital partner.

(3)	Acquisitions and Equity Method Investments

As part of its growth strategy, the Company acquires interests in existing surgical facilities from third parties and invests in new facilities the Company develops in partnership with not-for-profit healthcare systems (hospital partners) and local physicians. Many of these transactions result in the Company controlling the acquired entity (business combinations) or increase the Company’s level of ownership in an entity the Company already controlled (step acquisitions). During 2008, these transactions consisted of the following:

Effective Date	Facility Location	Purchase Price

December 2008	St. Louis, Missouri(1)	$0.4 million
October 2008	St. Louis, Missouri(2)	1.9 million
September 2008	St. Louis, Missouri(2)	15.8 million
September 2008	St. Louis, Missouri(3)	18.0 million
August 2008	St. Louis, Missouri(2)	3.0 million
June 2008	Dallas, Texas(4)	3.9 million
April 2008	St. Louis, Missouri(5)	14.1 million

Total		$57.1 million

(1)	The Company acquired additional ownership in one of its existing facilities.

(2)	The Company had no previous investment in this facility.

(3)	The Company acquired additional ownership in two of its existing facilities.

(4)	The Company purchased all of a healthcare system’s ownership interest in an entity it co-owned with the Company. This entity has ownership in and manages five facilities in the Dallas/Fort Worth area. This holding company was already a subsidiary of the Company and is now wholly owned by the Company.

(5)	The Company acquired additional ownership in three of its existing facilities.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

The financial results of the acquired entities are included in the Company’s consolidated financial statements beginning on the acquisition’s effective closing date. Following are the unaudited pro forma results for the years ended December 31, 2008 and 2007 as if the acquisitions occurred on January 1 of each year (in thousands):

	Successor		Predecessor
		Period from	Period from
		April 19	January 1
	Year Ended	through	through
	December 31,	December 31,	April 18,
	2008	2007	2007
Net revenues	$652,217	$461,423	$194,490
Income (loss) from continuing operations	41,607	15,302	(5,452)

These unaudited pro forma results have been prepared for comparative purposes only. The pro forma results do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been in effect at the beginning of the preceding year, nor are they necessarily indicative of the results of operations that may be achieved in the future.

Additionally, during the year ended December 31, 2008, the Company purchased additional ownership in various consolidated facilities for approximately $6.6 million. The adjustments to arrive at pro forma operating results for these acquisitions are not material.

The terms of certain of the Company’s acquisition agreements provide for additional consideration to be paid to or received from the sellers based on certain financial targets or objectives being met for the acquired facilities or based upon the resolution of certain contingencies. Such additional consideration, which amounted to net payments by the Company of approximately $0.1 million and $3.1 million during 2007 and 2006, respectively, is recorded as an increase or decrease to goodwill at the time the targets or objectives are met or the contingencies are resolved. No such payments were made during 2008.

The Company also engages in investing transactions that are not business combinations or step acquisitions. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the year ended December 31, 2008, these transactions resulted in a net cash outflow of approximately $35.6 million, which is summarized as follows:

•	Receipt of $3.6 million from a not-for-profit hospital partner that obtained additional ownership in a facility in the Kansas City, Missouri area;

•	Investment of $18.3 million in a surgical hospital in Nashville, Tennessee, jointly owned with one of the Company’s not-for-profit hospital partners;

•	Investment of $10.6 million in a company jointly operated with one of the Company’s hospital partners, which the joint venture used to acquire ownership in two surgical facilities in Houston, Texas;

•	Investment of $5.7 million in a joint venture with one of the Company’s not-for-profit hospital partners, which the joint venture used to acquire ownership in a surgical facility in Portland, Oregon;

•	Investment of $4.3 million in a joint venture with one of the Company’s not-for-profit hospital partners, which the joint venture used to acquire ownership in three surgical facilities in Denver, Colorado;

•	Investment of $1.4 million in a surgical facility in Knoxville, Tennessee, jointly owned with one of the Company’s not-for-profit hospital partners;

•	Investment of $1.1 million in a joint venture with one of the Company’s not-for-profit hospital partners which the joint venture used to acquire ownership in facility in the Las Vegas, Nevada, area;

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

•	Net receipt of approximately $2.2 million related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

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

	2008	2007	2006

Unconsolidated facilities operated at year-end	101	93	80
Income statement information:
Revenues	$991,566	$788,931	$610,384
Operating expenses:
Salaries, benefits, and other employee costs	245,277	207,154	150,625
Medical services and supplies	210,874	166,229	125,981
Other operating expenses	246,185	203,841	150,108
Depreciation and amortization	48,722	41,057	29,884

Total operating expenses	751,058	618,281	456,598

Operating income	240,508	170,650	153,786
Interest expense, net	(24,107)	(20,501)	(14,400)
Other	2,962	1,843	282

Income before income taxes	$219,363	$151,992	$139,668

Balance sheet information:
Current assets	$234,535	$186,518	$164,715
Noncurrent assets	403,956	399,479	271,447
Current liabilities	137,929	117,276	87,944
Noncurrent liabilities	288,286	291,311	175,119

One of the Company’s equity method investments, Texas Health Ventures Group, L.L.C., is considered significant to the Company’s 2008 consolidated financial statements under regulations of the SEC. As a result, the Company has filed Texas Health Ventures Group, L.L.C.’s consolidated financial statements with this Form 10-K for the required periods.

(4)	Other Receivables

Other receivables consist primarily of amounts receivable for services performed and funds advanced under management and administrative service agreements. As discussed in Note 10, many of the entities to which the Company provides management and administrative services are related parties, due to the Company being an investor in those facilities. At December 31, 2008 and 2007, the amounts receivable from related parties, which are included in other receivables on the Company’s consolidated balance sheet, totaled $5.4 million and $3.7 million, respectively.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

(5)	Property and Equipment

At December 31, property and equipment consisted of the following (in thousands):

	Estimated
	Useful Lives	2008	2007

Land	—	$29,089	$28,596
Buildings and leasehold improvements	7-50 years	119,814	123,902
Equipment	3-12 years	94,743	91,385
Furniture and fixtures	4-20 years	8,977	7,540
Construction in progress	—	1,028	1,471

		253,651	252,894
Less accumulated depreciation		(51,827)	(23,855)

Net property and equipment		$201,824	$229,039

At December 31, 2008 and 2007, assets recorded under capital lease arrangements, included in property and equipment, consisted of the following (in thousands):

	2008	2007

Land and buildings	$32,728	$31,363
Equipment and furniture	10,251	9,494

	42,979	40,857
Less accumulated amortization	(7,322)	(2,570)

Net property and equipment under capital leases	$35,657	$38,287

(6)	Goodwill and Intangible Assets

The Company follows the provisions of SFAS No. 142, Accounting for Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment at least annually, with tests of goodwill occurring at the reporting unit level (defined as an operating segment or one level below an operating segment). SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values. The Company determined that its reporting units are at the operating segment (country) level. The Company completed the required annual impairment tests during 2008, 2007 and 2006. No impairment losses were identified in any reporting unit as a result of these goodwill impairment tests. As a result of the 2008 impairment testing performed on the Company’s indefinite-lived management contracts, the Company recorded an impairment loss of approximately $0.8 million related to one of its indefinite-lived management contracts. Such expense is recorded in other income (expense) in the accompany consolidated statement of operations.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

The following is a summary of changes in the carrying amount of goodwill by operating segment and reporting unit for years ended December 31, 2008 and 2007 (in thousands):

	United	United
	States	Kingdom	Total

Predecessor
Balance at December 31, 2006	$483,645	$27,958	$511,603
Additions	23,410	—	23,410
Disposals	(8,197)	—	(8,197)
Other	—	593	593

Balance at April 18, 2007	$498,858	$28,551	$527,409

Successor
April 19, 2007, beginning balance resulting from merger	$960,281	$265,588	$1,225,869
Additions	75,448	—	75,448
Disposals	(24,536)	—	(24,536)
Other	—	(1,802)	(1,802)

Balance at December 31, 2007	1,011,193	263,786	1,274,979
Additions	82,784	216	83,000
Disposals	(18,368)	—	(18,368)
Other	—	(69,324)	(69,324)

Balance at December 31, 2008	$1,075,609	$194,678	$1,270,287

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

The following is a summary of intangible assets at December 31, 2008 and 2007 (in thousands):

	December 31, 2008
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

Definite Useful Lives
Management and other service contracts	$24,618	$(5,210)	$19,408
Other	29,947	(4,857)	25,090

Total	$54,565	$(10,067)	$44,498

Indefinite Useful Lives
Management contracts			274,354

Total intangible assets			$318,852

	December 31, 2007
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

Definite Useful Lives
Management and other service contracts	$24,357	$(2,159)	$22,198
Other	29,914	(1,935)	27,979

Total	$54,271	$(4,094)	$50,177

Indefinite Useful Lives
Management contracts			265,664

Total intangible assets			$315,841

Amortization expense from continuing operations related to intangible assets with definite useful lives was $3.1 million for the year ended December 31, 2008, and $0.8 million and $2.2 million for the period from January 1 through April 18, 2007 and the period from April 19 through December 31, 2007, respectively. The amortization of debt issuance costs, which is included within interest expense, was $2.9 million for the year ended December 31, 2008, $0.2 million for the period from January 1 through April 18, 2007, and $1.9 million for the period from April 19 through December 31, 2007. Intangible assets were adjusted to fair value on April 19, 2007 as a result of the merger and, therefore, the historical accumulated amortization balances were eliminated. The weighted average amortization period for intangible assets with definite useful lives is nine years for management and other service contracts, nine years for other intangible assets, and nine years overall.

The following table provides estimated amortization expense, including amounts that will be classified within interest expense, related to intangible assets with definite useful lives for each of the years in the five-year period ending December 31, 2013:

2009	$6,135
2010	5,708
2011	5,940
2012	6,174
2013	6,066

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

(7)	Long-term Debt

At December 31, long-term debt consisted of the following (in thousands):

	2008	2007

Senior secured credit facility	$518,975	$490,275
U.K. senior credit agreement	59,252	83,519
Senior subordinated notes	440,000	440,000
Notes payable to financial institutions	35,366	37,238
Capital lease obligations (Note 9)	44,354	47,030

Total long-term debt	1,097,947	1,098,062
Less current portion	(24,488)	(25,311)

Long-term debt, less current portion	$1,073,459	$1,072,751

(a)	Senior secured credit facility

The Company’s senior secured credit facility (credit facility) provides for borrowings of up to $630.0 million (with a $150.0 million accordion feature described below), consisting of (1) a $100.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. On April 19, 2007, the Company borrowed $430.0 million of the term loan facility concurrent with the merger. In May 2007, the Company borrowed an additional $29.5 million under the delayed draw feature of the term loan facility to finance the acquisition of an additional surgery center in St. Louis, Missouri. In August 2007, the Company borrowed an additional $34.0 million under the delayed draw feature of the term loan facility to finance a buy-up of ownership in five of its existing St. Louis facilities. During the year ended December 31, 2008, the Company borrowed $31.5 million under the delayed draw facility to finance a buy-up of ownership in five of its existing St. Louis facilities and borrowed $1.5 million to fund the purchase of a new facility in St. Louis. After December 31, 2008, no additional funds can be borrowed under the delayed draw feature.

The Company may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, the Company pays quarterly commitment fees of 1.75% per annum and 0.50% per annum on the daily-unused commitment of the delayed draw facility and revolving credit facility, respectively. The Company also pays a quarterly participation fee of 2.38% per annum related to outstanding letters of credit. The term loans under the credit facility require principal payments each year in an amount of 1% per annum in equal quarterly installments. No principal payments are required on the revolving credit facility or delayed draw term loan facility during its delayed draw availability period. Beginning in March 2009, the Company must pay quarterly principal payments of 0.25% on the outstanding balance of the delayed draw. At December 31, 2008, the Company had $519.0 million of debt outstanding under the credit facility at a weighted average interest rate of approximately 3.8%. At December 31, 2008, the Company had $98.4 million available for borrowing under the revolving credit facility, representing the facility’s $100.0 million capacity, net of $1.6 million of outstanding letters of credit. However, the availability on the revolving line of credit will likely be reduced by $15.0 million due to the bankruptcy of one of the lenders.

The credit facility is guaranteed by Holdings and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of the Company’s capital stock, the capital stock of each of its wholly owned domestic subsidiaries and 65% of the capital

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

stock of certain of its wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. The Company believes it was in compliance with these covenants as of December 31, 2008.

Fees paid for unused portions of the senior secured credit facility were approximately $0.8 million for the year ended December 31, 2008, and $0.9 million for the period from April 19 through December 31, 2007 and are included within interest expense in the Company’s consolidated statements of operations.

At December 31, 2008, the estimated fair value of the Company’s senior secured credit facility was $371.1 million. The fair value was estimated based on recent secondary bank trading prices.

(b)	Senior subordinated notes

Also in connection with the merger, the Company issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, the Company may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest); or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. The Company paid the May 1 and November 1, 2008 interest payments in cash. The Notes are unsecured senior subordinated obligations of the Company; however, the Notes are guaranteed by all of its current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. The Company believes it was in compliance with these covenants as of December 31, 2008.

At December 31, 2008, the $240.0 million 8 7/8% senior subordinated notes and the $200.0 million 9 1/4%/10% senior subordinated toggle notes were considered to have a fair value, based upon recent trading, of approximately $163.2 million and $121.0 million, respectively.

(c)	United Kingdom borrowings

In April 2007, the Company entered into an amended and restated credit agreement, which covered its existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional Term Loan B facility of £10 million, which was drawn in April 2007. In March 2008, the Company further amended its U.K. Agreement to provide for a £2.0 million Term Loan C facility. The Company borrowed the entire £2.0 million (approximately $2.9 million at December 31, 2008) in March 2008 to acquire property adjacent to one of its hospitals in London. Excluding availability on the overdraft facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At December 31, 2008, the Company had approximately £40.5 million (approximately $59.3 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 5.4%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are required on the Term Loan A, which began in June 2007, and approximate $4.4 million in the first and second year, $5.8 million in the third and fourth year;

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

$7.3 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and matures in 2013. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million at December 31, 2008), which began in June 2008 and continue through its maturity date of February 2013 when the final payment of £0.5 million (approximately $0.7 million) is due. The borrowings are guaranteed by certain of the Company’s subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on its assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. The Company believes it was in compliance with these covenants as of December 31, 2008.

At December 31, 2008, the estimated fair value of the Company’s United Kingdom borrowings was $42.4 million. The fair value was estimated based on recent secondary bank trading prices.

The Company also has the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million (approximately $3.7 million at December 31, 2008). The exact terms and payments are negotiated upon a draw on the facility. No amounts were outstanding at December 31, 2008 or 2007.

(d)	Other Long-term Debt

The Company and its subsidiaries have notes payable to financial institutions and other parties of $35.4 million, which mature at various dates through January 2018 and accrue interest at fixed and variable rates ranging from 4.4% to 11.3%.

Capital lease obligations in the carrying amount of $44.4 million are secured by underlying real estate and equipment and have implicit interest rates ranging from 5.3% to 19.0%.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2008 are as follows (in thousands): 2009, $24,488; 2010, $26,289; 2011, $22,808; 2012, $19,633; 2013, $41,577 and thereafter, $963,152.

(8)	Interest Rate Swaps

The Company does not enter into derivative contracts for speculative purposes but has at times entered into interest rate swaps to fix the rate of interest owed on a portion of its variable rate debt, and such arrangements meet the definition of derivative financial instruments. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the risk of failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. The Company minimizes the credit risk in derivative instruments by entering into transactions with counterparties who maintain a strong credit rating. Market risk is the risk of an adverse effect on the value of a derivative instrument that results from a change in interest rates. This risk essentially represents the risk that variable interest rates decline to a level below the fixed rate the Company has locked in. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

As required by SFAS 133, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

In order to manage the Company’s interest rate risk related to a portion of its variable-rate U.K. debt, on February 29, 2008, the Company entered into an interest rate swap agreement for a notional amount of £20.0 million (approximately $29.2 million at December 31, 2008). The interest rate swap requires the Company to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (2.77% at December 31, 2008), which is reset quarterly. The interest rate swap matures in March 2011. No collateral is required under the interest rate swap agreement.

In order to manage the Company’s interest rate risk related to a portion of its variable-rate senior secured credit facility, effective July 24, 2008, the Company entered into a three-year interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires the Company to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (3.54% at December 31, 2008), which is reset quarterly. No collateral is required under the interest rate swap agreement.

The proceeds from the swaps are used to settle the Company’s interest obligations on the hedged portion of the variable rate debt, which has the overall outcome of the Company paying and expensing a fixed rate of interest on the hedged debt.

SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. In accordance with SFAS 133, the Company designated the interest rate swaps as cash flow hedges of certain of its variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and would be classified as interest expense in the Company’s consolidated statements of operations. The Company recorded no expense related to ineffectiveness for the year ended December 31, 2008.

At December 31, 2008, the fair value of the U.S. interest rate swap was a liability of approximately $8.8 million and is included in other long-term liabilities in the accompanying consolidated balance sheet, with the offset to other comprehensive loss. The fair value of the U.K. interest rate swap was not material at December 31, 2008. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the models were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost the Company would have to pay to transfer the obligations to a market participant with similar credit risk. The interest rate swap agreements are classified within Level 3 of the valuation hierarchy.

(9)	Leases

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

Minimum future payments under noncancelable leases, with remaining terms in excess of one year as of December 31, 2008 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

Year ending December 31,
2009	$9,269	$15,248
2010	8,958	13,444
2011	7,801	11,095
2012	6,662	8,460
2013	5,395	6,559
Thereafter	38,089	19,113

Total minimum lease payments	76,174	$73,919

Amount representing interest	(31,820)

Present value of minimum lease payments	$44,354

Total rent expense from continuing operations under operating leases was $18.6 million for the year ended December 31, 2008, and $5.4 million, $12.8 million, and $15.9 million for the period from January 1 through April 18, 2007, period from April 19 through December 31, 2007 and for the year ended December 31, 2006, respectively.

(10)	Related Party Transactions

The Company has entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3.0% to 8.0%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $39.1 million for the year ended December 31, 2008, and $9.5 million, $23.3 million, and $25.7 million for the period from January 1 through April 18, 2007, period from April 19 through December 31, 2007, and the year ended December 31, 2006, respectively. Such amounts are included in management and contract service revenues in the accompanying consolidated statements of operations.

As discussed in Note 3, the Company regularly engages in purchases and sales of ownership interests in its facilities. The Company operates 21 surgical facilities in partnership with the Baylor Health Care System (Baylor) and local physicians in the Dallas/Fort Worth area. Baylor’s Chief Executive Officer, Joel T. Allison, is a member of the Company’s board of directors. In June 2008, Baylor acquired an additional 25% interest in a facility it already co-owned with the Company and local physicians, which transferred control of the facility from the Company to Baylor. As a result, the Company now accounts for its investment in this facility under the equity method. The interest was sold by the Company in exchange for $2.3 million in cash. A $0.9 million pretax loss was generated on the sale. The Company undertook similar transactions in July 2007, which transferred control of two facilities to Baylor, and in July 2006, which transferred control of one facility to Baylor. The Company received cash proceeds of $3.7 million and $4.8 million, respectively, and recorded no gain on the 2007 transaction, for which the sales price approximated carrying value, and a $2.0 million gain on the 2006 transaction. The Company believes that the sales prices were negotiated on an arms’ length basis, and the price in each case equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

Also, as discussed in Note 3, in June 2008, the Company purchased all of Baylor’s ownership interests in an entity Baylor co-owned with the Company. This entity has ownership in and manages five facilities in the Dallas/Fort Worth area. The purchase price was approximately $3.9 million in cash. This entity was already a subsidiary of the Company and is now wholly owned by the Company. As noted above, the Company still operates 21 surgical facilities with Baylor, all of which are now subsidiaries of Baylor. The Company believes that the purchase price was negotiated on an arms’ length basis, and the purchase price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

As discussed in Note 12, the Company’s parent issued warrants with an estimated fair value of $0.3 million to Baylor in 2008. Similar grants have been made to other healthcare systems with which the Company operates facilities.

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $2.0 million and $1.4 million for the year ended December 31, 2008 and the period from April 19 through December 31, 2007, respectively. Such amounts accrue at an annual rate of $2.0 million.

On October 1, 2007, the Company entered into an agreement with Accuro Healthcare Solutions, Inc. to provide revenue cycle management and other Web-based products and services. Welsh Carson, including certain of its affiliates, owned approximately 80% of the common stock of Accuro on the date of the agreement, and two of the Company’s directors, D. Scott Mackesy and Michael E. Donovan, were directors of Accuro. Under the agreement, Accuro provided approximately $0.1 million in services to the Company in 2007. Accuro Healthcare Solutions, Inc. was sold by Welsh Carson in 2008.

(11)	Income Taxes

The components of income (loss) from continuing operations before income taxes were as follows (in thousands):

	Successor		Predecessor
		Period from	Period from
		April 19	January 1
		through	through
		December 31,	April 18,
	2008	2007	2007	2006
Domestic	$40,172	$15,106	$(6,715)	$53,265
Foreign	20,239	10,424	3,962	9,418

	$60,411	$25,530	$(2,753)	$62,683

Income tax expense (benefit) attributable to income (loss) from continuing operations consists of (in thousands):

Successor	Current	Deferred	Total

Year ended December 31, 2008:
U.S. federal	$44	$13,819	$13,863
State and local	3,020	—	3,020
Foreign	5,410	41	5,451

Net income tax expense	$8,474	$13,860	$22,334

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

Successor	Current	Deferred	Total

Period from April 19 through December 31, 2007:
U.S. federal	$(345)	$10,221	$9,876
State and local	1,334	—	1,334
Foreign	3,460	(59)	3,401

Net income tax expense	$4,449	$10,162	$14,611

Predecessor	Current	Deferred	Total

Period from January 1 through April 18, 2007:
U.S. federal	$—	$1,516	$1,516
State and local	1,302	(23)	1,279
Foreign	1,528	(178)	1,350

Net income tax expense	$2,830	$1,315	$4,145

Predecessor	Current	Deferred	Total

Year ended December 31, 2006:
U.S. federal	$10,785	$7,791	$18,576
State and local	2,902	(441)	2,461
Foreign	2,731	(1,056)	1,675

Net income tax expense	$16,418	$6,294	$22,712

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

Income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) from continuing operations is as follows (in thousands):

	Successor		Predecessor
		Period from	Period from
		April 19	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	April 18,	December 31,
	2008	2007	2007	2006
Computed “expected” tax expense (benefit)	$21,144	$8,936	$(963)	$21,939
Increase (reduction) in income taxes resulting from:
Differences between U.S. financial reporting and foreign statutory reporting	23	381	200	(1,007)
State tax expense, net of federal benefit	1,963	874	824	1,445
Removal of foreign tax rate differential	(1,224)	(628)	(237)	(614)
Transaction costs	—	(453)	2,250	—
Valuation allowance	(223)	5,121	1,323	—
Other	651	380	748	949

Total	$22,334	$14,611	$4,145	$22,712

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below (in thousands).

	December 31,
	2008	2007

Deferred tax assets:
Net operating loss and other tax carryforwards	$17,009	$16,139
Accrued expenses	11,433	10,340
Bad debts/reserves	8,064	7,135
Capitalized costs and other	2,052	4,208

Total deferred tax assets	38,558	37,822
Valuation allowance	(38,558)	(37,822)

Total deferred tax assets, net	$—	$—

Deferred tax liabilities:
Basis difference of acquisitions	$122,582	$105,425
Accelerated depreciation	2,850	3,730
Capitalized interest and other	207	259

Total deferred tax liabilities	$125,639	$109,414

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

At December 31, 2008, the Company had federal net operating loss carryforwards for U.S. federal income tax purposes of approximately $39.0 million, all of which have been reserved due to restrictions as to their utilization. The Company’s ability to offset future taxable income with these carryforwards would begin to be forfeited in 2022, if unused. While the Successor’s U.S. operations generated $40.2 million of pretax income under generally accepted accounting principles during 2008, these operations generated an immaterial amount of income for tax purposes, primarily as a result of amortizing, for tax purposes, goodwill acquired by the Company in certain business combinations. Due to the magnitude of this amortization expense and other factors, the Company does not believe that it is more likely than not that it will be able to generate taxable U.S. income in future periods to utilize its net operating loss carryforwards and other deferred tax assets. Accordingly, the Successor has established a full valuation allowance against these assets. At December 31, 2008, the Company had state net operating loss carryforwards of approximately $43 million, all of which have a valuation allowance recorded against the deferred asset due to restrictions as to their utilization. Approximately $15.0 million of the total state net operating loss carryforwards were acquired through acquisitions. The Company does not believe that it is more likely than not that it will be able to generate future state taxable income in future periods to utilize its net operating loss carryforwards and other deferred tax assets.

The Successor’s U.K. operations have no net operating loss carryforwards or other deferred tax assets. These operations continued to be profitable in 2008, and the Successor therefore has accrued the related income tax expense.

The Company follows the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), in accounting for uncertainty in tax positions. The Company has analyzed its income tax filing positions in all of the federal and state jurisdictions where it is required to file income tax returns for all open tax years in these jurisdictions. The Company believes, based on the facts and technical merits associated with each of its income tax filing positions and deductions, that each of its income tax filing positions would be sustained on audit. Further, the Company has concluded that to the extent any adjustments to its income tax filing positions were not to be sustained upon an IRS or other audit, such adjustments would not have a material effect on the Company’s consolidated financial statements. As a result, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. The Company has not recorded any material amounts for interest or penalties related to audit or other activity.

(12)	Equity-Based Compensation

As discussed in Note 1(q), the Company follows the guidance of SFAS 123R in accounting for equity-based compensation. Under SFAS 123R, the fair value of equity-based compensation, such as stock options and other stock-based awards to employees and directors, is measured at the date of grant and recognized as expense over the employee’s requisite service period.

Subsequent to the merger, the Company’s parent, USPI Group Holdings, Inc., granted stock options and nonvested share awards to certain employees and members of the board of directors of the Successor. These awards were granted pursuant to the 2007 Equity Incentive Plan (the Plan) which was adopted by USPI Group Holdings, Inc.’s board of directors. The board of directors or a designated administrator has the sole authority to determine which individuals receive grants, the type of grant to be received, the vesting period and all other option terms. Stock options granted generally have a term not to exceed eight years. A maximum of 20,726,523 shares of stock may be

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

delivered under the Plan. As 1,799,250 shares had been delivered under the Plan at December 31, 2008, 18,927,273 remained available for delivery, with 18,398,207 having been granted at December 31, 2008.

Awards granted by the Predecessor were granted pursuant to its 2001 Equity-Based Compensation Plan, which was adopted by USPI’s board of directors in February 2001. Stock options granted generally had an option price no less than 100% of the fair value of the common stock on the date of grant with the term not to exceed ten years.

Total equity-based compensation included in the consolidated statements of operations, classified by line item, is as follows (in thousands):

	Successor		Predecessor
		Period from	Period from
		April 19	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	April 18,	December 31
	2008	2007	2007	2006
Salaries, benefits and other employee costs	$983	$308	$959	$2,941
General and administrative expenses	978	643	16,144	9,034
Other operating expenses	336	859	—	—
Equity in earnings of unconsolidated affiliates	—	—	20	78
Minority interests in income of consolidated subsidiaries	—	—	(23)	(79)

Expense before income tax benefit	2,297	1,810	17,100	11,974
Income tax benefit(1)	(463)	(192)	(5,366)	(3,684)

Total equity-based compensation expense, net of tax	$1,834	$1,618	$11,734	$8,290

Total equity-based compensation, included in the consolidated statements of operations, classified by type of award, is as follows (in thousands):

	Successor		Predecessor
		Period from	Period from
		April 19	January 1
	Year Ended	through	through	Year Ended
	December 31,	December 31,	April 18,	December 31
	2008	2007	2007	2006
Share awards	$1,150	$773	$13,202	$9,423
Stock options	811	178	3,797	2,253
Warrants	336	859	—	—
ESPP(2)	—	—	101	298

Expense before income tax benefit	2,297	1,810	17,100	11,974
Income tax benefit(1)	(463)	(192)	(5,366)	(3,684)

Total equity-based compensation expense, net of tax	$1,834	$1,618	$11,734	$8,290

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
December 31, 2008 and 2007

these losses will be used to offset future taxable income, the Successor’s overall tax computations include a full valuation allowance against its U.S. net operating loss carryforwards and other deferred tax assets.

(2)	ESPP amounts are net of reimbursements by other owners of the Company’s investees. The ESPP was terminated subsequent to the merger.

Total unrecognized compensation related to Successor nonvested awards of stock options and nonvested shares was $15.0 million at December 31, 2008 of which $6.2 million is expected to be recognized over a weighted average period of four years. The remaining $8.8 million relates to restricted share awards exchanged in conjunction with the merger and will be expensed only upon the occurrence of a change in control or other qualified exit event.

During the year ended December 31, 2008, the Company received immaterial cash proceeds from the exercise of stock options. During the period from January 1 through April 18, 2007 and the year ended December 31, 2006, the Company received cash proceeds of $6.1 million and $7.4 million from the exercise of stock options and issuances of shares under the ESPP, respectively. Exercises of stock options and subsequent stock sales not qualifying for capital gains treatment and the release of restrictions on share awards resulted in a tax benefit of $15.8 million and $3.0 million for the period from January 1 through April 18, 2007, and for the year ended December 31, 2006, respectively. No stock options were exercised in the period from April 19 through December 31, 2007.

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

		Period from
		April 19
	Year Ended	through
	December 31,	December 31,
	2008	2007

Assumptions:
Expected life in years	4.82	4.82
Risk-free interest rates	2.37-2.75%	4.47%
Dividend yield	0.0%	0.0%
Volatility	45.16%	45.16%
Weighted average grant-date fair value	$0.55	$0.25

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

Stock option activity during the year ended December 31, 2008 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Successor	Number of	Exercise	Contractual	Intrinsic
Stock Options	Shares (000)	Price	Life (Years)	Value ($000)

Outstanding at January 1, 2008	3,920	$0.32	7.11	$2,666
Additional grants	1,110	1.32	—	—
Exercised	(63)	0.32	—	—
Forfeited or expired	(615)	0.37	—	—

Outstanding at December 31, 2008	4,352	$0.57	6.50	$6,141

Exercisable at December 31, 2008	830	$0.32	6.15	$1,378

Share Awards — Successor

On April 19, 2007, USPI Group Holdings, Inc. granted nonvested share awards to certain Successor company employees. The first tranche (50%) of the share awards vest 25% over four years, while the second tranche (50%) vests 100% in April 2015, but can vest earlier upon the occurrence of a qualified exit event and Company performance. An additional grant was made to USPI Group Holding’s board of directors in August 2007. The nonvested shares granted to the board of directors vests 25% each year over four years. The value of such share awards is equal to the share price on the date of grant.

Additionally, in conjunction with the merger, USPI Group Holdings, Inc. cancelled 379,000 restricted share awards of the Predecessor. These share awards were replaced with 2,212,957 nonvested shares of USPI Group Holdings, Inc. This cancellation and exchange was accounted for as a modification under SFAS 123R. The replacement awards vest only upon the occurrence of a change in control or other exit event as defined in the award agreement and Company performance. As a result of the modification, approximately $8.8 million of unamortized compensation cost related to the Predecessor awards will only be expensed upon the occurrence of a change in control or qualified exit event, and the completion of the derived service period. At December 31, 2008, 2,212,957 of these share awards were outstanding and unvested.

The grants of nonvested share awards, excluding the awards exchanged concurrent with the merger, during the year ended December 31, 2008 are summarized as follows:

		Weighted
		Average
Successor	Number of	Grant-Date
Nonvested Shares	Shares (000)	Fair Value

Nonvested at January 1, 2008	13,570	$0.46
Additional grants	—	—
Vested	(1,736)	0.48
Forfeited	—	—

Nonvested at December 31, 2008	11,834	$0.46

The Company did not grant any nonvested shares during 2008. The weighted average grant-date fair value per share award was $0.46 for the period from April 19 through December 31, 2007. The total fair value of shares which vested during the year ended December 31, 2008 was approximately $1.8 million. No shares vested during the period from April 19 through December 31, 2007.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

Warrants — Successor

During 2008, one of the Company’s hospital partners, Baylor Health Care System (Baylor), was granted 666,666 warrants to purchase USPI Group Holdings, Inc., the Company’s parent, common stock for $3.00 per share. The warrants are fully vested and nonforfeitable but contain exercise restrictions. The exercise restrictions on 111,111 warrants lapse each December 31 beginning in 2008 and ending in 2013. The warrants have a contractual life of ten years. The total fair value of the warrants was approximately $0.3 million and was determined using the Black Scholes formula. The assumptions included an expected life equal to the contractual life of the warrants; a risk free interest rate of 3.5%, a dividend yield of 0.0%; and an estimated volatility of approximately 59%. Because the warrants are fully vested, the expense associated with these warrants was recorded upon grant within other operating expenses. Baylor’s Chief Executive Officer, Joel T. Allison, is a member of the Company’s Board of Directors (Note 10).

During the period April 19 through December 31, 2007, USPI Group Holdings, Inc, granted a total of 2,333,328 warrants to purchase its common stock to four of the Company’s hospital partners. The exercise price of the warrants was $3.00 per share. All of the warrants are fully vested and non-forfeitable but contain exercise restrictions. Of the 2,333,328 warrants outstanding at December 31, 2008, 722,221 warrants are exercisable and a portion of the remaining 1,611,107 warrants will become exercisable in 2009 and become fully exercisable by 2013. The warrants have a contractual life of eight to ten years. The total fair value of the warrants was approximately $1.1 million and was determined using the Black Scholes formula. The assumptions included an expected life equal to the contractual life of each warrant; a risk free interest rate of 3.6% to 4.6%; a dividend yield of 0.0%; and an estimated volatility of approximately 59%. Because the warrants are fully vested, the expense associated with these warrants was recorded upon grant within other operating expenses.

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

Year Ended
December 31,
2006

Assumptions:
Expected life in years	3.75
Risk-free interest rates	4.3%-5.0%
Dividend yield	0.0%
Volatility	30.0%
$9.52

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

The total intrinsic value of options exercised during the period from January 1 through April 18, 2007 prior to the acceleration noted above was $8.3 million. The total intrinsic value of options exercised during the year ended December 31, 2006 was $7.4 million.

The Predecessor’s share awards vested based on a combination of service and Company performance. Approximately 1,563,000 nonvested shares were outstanding on January 1, 2007 with a weighted average grant date fair value of $28.59. As a result of the merger, all of the Company’s unvested restricted share awards, except as otherwise agreed to by the holders and the Company, immediately vested and the holders of these restricted share awards received $31.05 per share in cash. As discussed above, 379,000 of the Predecessor’s restricted share awards were exchanged with the Successor’s parent nonvested share awards in conjunction with the merger.

The weighted average grant-date fair value per share award was $33.39 at December 31, 2006. No restricted share awards were granted in the period from January 1 through April 18, 2007. The total fair value of shares whose restrictions were released and units that vested and were converted to unrestricted shares during the period from January 1 through April 18, 2007, prior to the acceleration of vesting, was approximately $8.3 million. The total fair value of shares whose restrictions were released and units that vested and were converted to unrestricted shares during the year ended December 31, 2006 was $3.8 million.

Employee Stock Purchase Plan — Predecessor

The Predecessor adopted the Employee Stock Purchase Plan (ESPP) on February 13, 2001. Any eligible employee could elect to participate in the plan by authorizing the Company’s options and compensation committee to make payroll deductions to pay the exercise price of an option at the time and in the manner prescribed by the Company’s options and compensation committee. The ESPP was terminated after the merger. During the period from January 1 through April 18, 2007, a total of 30,186 shares were issued under the ESPP with an intrinsic value of $0.2 million. During 2006, a total of 85,923 shares were issued under the ESPP, with an intrinsic value of $0.4 million.

The fair value of ESPP awards was estimated at the date of grant using the Black-Scholes formula using the same assumptions as used for the Predecessor’s stock option valuations, except that the ESPP had a three-month term beginning in 2006 and a risk-free rate equal to the risk-free rate on a three-month U.S. Treasury note. The assumptions were as follows:

	Predecessor
	Period from
	January 1
	through	Year Ended
	April 18,	December 31,
	2007	2006

Expected life in years	0.25	0.25
Weighted average interest rate	5.1%	4.2-5.1%
Dividend yield	0.0%	0.0%
Volatility	30.0%	30.0%
Grant-date fair value per share	$6.05	$5.25-7.56

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

(13)	Segment Disclosures

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

	United	United
Successor	States	Kingdom	Total

Year Ended December 31, 2008
Net patient service revenues	$439,501	$122,031	$561,532
Other revenues	80,691	—	80,691

Total revenues	$520,192	$122,031	$642,223

Depreciation and amortization	$29,932	$6,825	$36,757
Operating income	174,294	25,462	199,756
Net interest expense	(77,248)	(5,173)	(82,421)
Income tax expense	(16,882)	(5,452)	(22,334)
Total assets	1,983,676	284,487	2,268,163
Capital expenditures	16,246	16,883	33,129

	United	United
Successor	States	Kingdom	Total

Period from April 19 through December 31, 2007
Net patient service revenues	$318,060	$84,373	$402,433
Other revenues	50,055	—	50,055

Total revenues	$368,115	$84,373	$452,488

Depreciation and amortization	$21,591	$5,097	$26,688
Operating income	120,821	14,925	135,746
Net interest expense	(60,182)	(4,472)	(64,654)
Income tax expense	(11,210)	(3,401)	(14,611)
Total assets	1,906,471	370,922	2,277,393
Capital expenditures	13,663	5,339	19,002

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

	United	United
Predecessor	States	Kingdom	Total

Period from January 1 through April 18, 2007
Net patient service revenues	$136,865	$33,733	$170,598
Other revenues	20,757	—	20,757

Total revenues	$157,622	$33,733	$191,355

Depreciation and amortization	$9,486	$2,939	$12,425
Operating income	20,929	5,409	26,338
Net interest expense	(7,150)	(1,438)	(8,588)
Income tax expense	(2,795)	(1,350)	(4,145)
Total assets	1,114,429	209,279	1,323,708
Capital expenditures	5,224	2,625	7,849

	United	United
Predecessor	States	Kingdom	Total

Year Ended December 31, 2006
Net patient service revenues	$411,347	$95,994	$507,341
Other revenues	60,033	—	60,033

Total revenues	$471,380	$95,994	$567,374

Depreciation and amortization	$26,353	$8,163	$34,516
Operating income	145,375	13,584	158,959
Net interest expense	(25,180)	(3,357)	(28,537)
Income tax expense	(21,037)	(1,675)	(22,712)
Total assets	1,027,243	204,613	1,231,856
Capital expenditures	22,383	11,116	33,499

(14)	Commitments and Contingencies

(a)	Financial Guarantees

As of December 31, 2008, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $62.6 million. Of the total, $34.2 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures. The remaining $28.4 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures.

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
December 31, 2008 and 2007

Company to recover any amounts from third parties. The Company also has $1.6 million of letters of credit outstanding, as discussed in Note 7.

(b)	Litigation

From time to time the Company is named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings that are expected to have a material adverse impact on the Company.

(c)	Self Insurance and Professional Liability Claims

The Company is self-insured for certain losses related to health and workers’ compensation claims, although we obtain third-party insurance coverage to limit our exposure to these claims. The Company estimates its self-insured liabilities using a number of factors including historical claims experience, an estimate of incurred but not reported claims, demographic factors, severity factors and actuarial valuations. The Company believes that the accruals established at December 31, 2008, which were estimated based on actual employee health claim patterns, adequately provide for its exposure under this arrangement. The Company’s potential for losses related to professional and general liability is managed through a wholly-owned insurance captive.

(d)	Employee Benefit Plans

The Company’s eligible U.S. employees may choose to participate in the United Surgical Partners International, Inc. 401(k) Plan under which the Company may elect to make contributions that match from zero to 100% of participants’ contributions. Charges to expense under this plan for the year ended December 31, 2008 were $2.0 million. Charges to expense for the period January 1 through April 18, 2007, the period April 19 through December 31, 2007 and the year ended December 31, 2006 were $0.5 million, $1.3 million, and $1.5 million, respectively.

One of the Company’s U.K. subsidiaries, which the Company acquired in 2000, has obligations remaining under a defined benefit pension plan that originated in 1991 and was closed to new participants at the end of 1998. At December 31, 2008, the plan had 70 participants, plan assets of $6.9 million, an accumulated pension benefit obligation of $9.4 million, and a projected benefit obligation of $9.4 million. At December 31, 2007, the plan had 74 participants, plan assets of $11.9 million, an accumulated pension benefit obligation of $14.0 million, and a projected benefit obligation of $15.3 million. Pension expense for the year ended December 31, 2008 was $0.3 million. Pension expense was $0.1 million, $0.3 million, and $0.2 million for the period from January 1 through April 18, 2007, the period from April 19 through December 31, 2007, and the year ended December 31, 2006, respectively.

The Company’s Deferred Compensation Plan covers select members of management as determined by its Options and Compensation Committee. Under the plan, eligible employees may contribute a portion of their salary and annual bonus on a pretax basis. The plan is a non-qualified plan; therefore, the associated liabilities are included in the Company’s consolidated balance sheets as of December 31, 2008 and 2007. In addition, the Company maintains an irrevocable grantor’s trust to hold assets that fund benefit obligations under the plan, including corporate-owned life insurance policies. The cash surrender value of such policies is included in the consolidated balance sheets as other noncurrent assets and totaled $7.5 million and $7.6 million at December 31, 2008 and 2007, respectively. The Company’s obligations related to the plan were $7.2 million and $7.3 million, at December 31, 2008 and 2007, respectively, and are included in other long-term liabilities. Total expense under the plan for the year ended December 31, 2008 was $1.2 million. Total expense for the period January 1 through April 18, 2007, the period April 19 through December 31, 2007 and the year ended December 31, 2006 was $0.3 million, $0.6 million, and $0.7 million, respectively.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

(e)	Employment Agreements

The Company entered into employment agreements dated April 19, 2007 with Donald E. Steen and William H. Wilcox. The agreement with Mr. Steen, who serves as the Company’s Chairman provides for annual base compensation of $300,000 (as of December 31, 2008), subject to increases approved by the board of directors, a performance bonus based on the sole discretion of the Company’s Board of Directors, and his continued employment until November 14, 2011.

The agreement with Mr. Wilcox, the Company’s President and Chief Executive Officer provides for annual base compensation of $600,000 (as of December 31, 2008), subject to increases approved by the board of directors, and Mr. Wilcox is eligible for a performance bonus based on the sole discretion of the Company’s Board of Directors. The agreement renews automatically for two-year terms unless terminated by either party.

At December 31, 2008, the Company has employment agreements with 19 other senior managers which include one year terms and renew automatically for additional one year terms unless terminated by either party. The total annual base compensation under these agreements is $5.4 million as of December 31, 2008, subject to increases approved by the board of directors, and performance bonuses of up to a total of $3.4 million per year.

(15)	Subsequent Events

In January 2009, the Company acquired ownership interests in two facilities in Denver, Colorado and an additional facility in the Dallas/Fort Worth area. Each of these facilities is associated with a not-for-profit hospital partner. Also, effective February 1, 2009, the Company finalized the sales of facilities in Las Cruces, New Mexico and East Brunswick, New Jersey. In February 2009, the Company acquired ownership in a surgical facility in Stockton, California, which is also associated with a not-for-profit hospital partner.

The Company has entered into letters of intent with various entities regarding possible joint venture, development or other transactions. These possible joint ventures, developments or other transactions are in various stages of negotiation.

(16)	Condensed Consolidating Financial Statements

The following information is presented as required by regulations of the Securities and Exchange Commission (SEC) in connection with the Company’s senior subordinated notes that have been registered with the SEC. While not required by SEC regulations, additional disclosures have also been presented in this note as required by the Company’s senior secured credit facility’s covenants. None of this information is routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services.

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
December 31, 2008 and 2007

ownership percentage in non-participating investees is not high enough to permit the application of pushdown accounting.

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of December 31, 2008	Guarantors	Investees	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$42,025	$7,410	$—	$49,435
Accounts receivable, net	—	57,172	41	57,213
Other receivables	43,033	39,454	(65,417)	17,070
Inventories of supplies	109	8,970	—	9,079
Prepaids and other current assets	9,625	2,110	—	11,735

Total current assets	94,792	115,116	(65,376)	144,532
Property and equipment, net	16,036	184,959	829	201,824
Investments in affiliates	1,022,144	63	(714,436)	307,771
Goodwill and intangible assets, net	790,491	322,866	475,782	1,589,139
Other assets	97,400	152	(72,655)	24,897

Total assets	$2,020,863	$623,156	$(375,856)	$2,268,163

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$910	$21,284	$—	$22,194
Accrued expenses and other	153,249	46,371	(62,932)	136,688
Current portion of long-term debt	5,556	20,368	(1,436)	24,488

Total current liabilities	159,715	88,023	(64,368)	183,370
Long-term debt, less current portion	954,968	139,445	(20,954)	1,073,459
Other long-term liabilities	142,043	12,169	(1,056)	153,156
Minority interests	—	12,184	81,857	94,041
Stockholders’ equity	764,137	371,335	(371,335)	764,137

Total liabilities and stockholders’ equity	$2,020,863	$623,156	$(375,856)	$2,268,163

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

Condensed Consolidating Statements of Operations:

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2008 — Successor	Guarantors	Investees	Adjustments	Total

Revenues	$94,119	$572,029	$(23,925)	$642,223
Equity in earnings of unconsolidated affiliates	113,516	2,465	(68,939)	47,042
Operating expenses, excluding depreciation and amortization	76,204	400,474	(23,926)	452,752
Depreciation and amortization	6,993	29,224	540	36,757

Operating income	124,438	144,796	(69,478)	199,756
Interest expense, net	(70,024)	(12,493)	96	(82,421)
Other income (expense), net	(1,383)	(97)	(310)	(1,790)

Income before minority interests	53,031	132,206	(69,692)	115,545
Minority interests in income of consolidated subsidiaries	—	(6,956)	(48,178)	(55,134)

Income from continuing operations before income taxes	53,031	125,250	(117,870)	60,411
Income tax expense	(14,954)	(7,384)	4	(22,334)

Income from continuing operations	38,077	117,866	(117,866)	38,077
Loss from discontinued operations, net of tax	(563)	—	—	(563)

Net income	$37,514	$117,866	$(117,866)	$37,514

Period from April 19 through		Non-Participating	Consolidation	Consolidated
December 31, 2007 — Successor	Guarantors	Investees	Adjustments	Total

Revenues	$63,009	$410,684	$(21,205)	$452,488
Equity in earnings of unconsolidated affiliates	71,090	833	(48,056)	23,867
Operating expenses, excluding depreciation and amortization	52,233	282,881	(21,193)	313,921
Depreciation and amortization	5,287	20,778	623	26,688

Operating income	76,579	107,858	(48,691)	135,746
Interest expense, net	(55,180)	(9,474)	—	(64,654)
Other income (expense), net	(574)	177	(45)	(442)

Income before minority interests	20,825	98,561	(48,736)	70,650
Minority interests in income of consolidated subsidiaries	—	(7,618)	(37,502)	(45,120)

Income from continuing operations before income taxes	20,825	90,943	(86,238)	25,530
Income tax expense	(9,906)	(4,881)	176	(14,611)

Income from continuing operations	10,919	86,062	(86,062)	10,919
Loss from discontinued operations, net of tax	(2,190)	—	—	(2,190)

Net income	$8,729	$86,062	$(86,062)	$8,729

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

Period from January 1 through		Non-Participating	Consolidation	Consolidated
April 18, 2007 — Predecessor	Guarantors	Investees	Adjustments	Total

Revenues	$26,714	$173,575	$(8,934)	$191,355
Equity in earnings of unconsolidated affiliates	28,137	158	(18,389)	9,906
Operating expenses, excluding depreciation and amortization	51,244	120,371	(9,118)	162,497
Depreciation and amortization	2,219	9,408	799	12,426

Operating income	1,388	43,954	(19,004)	26,338
Interest expense, net	(4,996)	(3,592)	—	(8,588)
Loss on early retirement of debt	(2,435)	—	—	(2,435)
Other income (expense), net	917	(718)	599	798

Income (loss) before minority interests	(5,126)	39,644	(18,405)	16,113
Minority interests in income of consolidated subsidiaries	—	(4,855)	(14,011)	(18,866)

Income (loss) from continuing operations before income taxes	(5,126)	34,789	(32,416)	(2,753)
Income tax (expense) benefit	(1,772)	(2,375)	2	(4,145)

Income (loss) from continuing operations	(6,898)	32,414	(32,414)	(6,898)
Loss from discontinued operations, net of tax	(251)	—	—	(251)

Net income (loss)	$(7,149)	$32,414	$(32,414)	$(7,149)

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2006 — Predecessor	Guarantors	Investees	Adjustments	Total

Revenues	$84,921	$508,982	$(26,529)	$567,374
Equity in earnings of unconsolidated affiliates	93,460	2,209	(64,101)	31,568
Operating expenses, excluding depreciation and amortization	80,279	352,072	(26,884)	405,467
Depreciation and amortization	8,310	26,178	28	34,516

Operating income	89,792	132,941	(63,774)	158,959
Interest expense, net	(17,217)	(11,320)	—	(28,537)
Other income (expense), net	(13,017)	225	(315)	(13,107)

Income before minority interests	59,558	121,846	(64,089)	117,315
Minority interests in income of consolidated subsidiaries	—	(15,353)	(39,279)	(54,632)

Income from continuing operations before income taxes	59,558	106,493	(103,368)	62,683
Income tax expense	(19,587)	(3,201)	76	(22,712)

Income from continuing operations	39,971	103,292	(103,292)	39,971
Loss from discontinued operations, net of tax	(5,725)	—	—	(5,725)

Net income	$34,246	$103,292	$(103,292)	$34,246

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

Condensed Consolidating Statements of Comprehensive Income (Loss):

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2008 — Successor	Guarantor	Investees	Adjustments	Total

Net income (loss)	$37,514	$117,866	$(117,866)	$37,514
Other comprehensive income:
Foreign currency translation adjustments	(71,790)	(71,790)	71,790	(71,790)
Unrealized loss on interest rate swaps, net of tax	(10,051)	(1,280)	1,280	(10,051)
Pension adjustments, net of tax	(682)	(682)	682	(682)

Other comprehensive income (loss)	(82,523)	(73,752)	73,752	(82,523)

Comprehensive income (loss)	$(45,009)	$44,114	$(44,114)	$(45,009)

Period from April 19 through		Non-Participating	Consolidation	Consolidated
December 31, 2007 — Successor	Guarantors	Investees	Adjustments	Total

Net income (loss)	$8,729	$86,062	$(86,062)	$8,729
Other comprehensive income:
Foreign currency translation adjustments	(1,646)	(1,646)	1,646	(1,646)
Pension adjustments, net of tax	161	161	(161)	161

Other comprehensive income (loss)	(1,485)	(1,485)	1,485	(1,485)

Comprehensive income (loss)	$7,244	$84,577	$(84,577)	$7,244

Period from January 1 through		Non-Participating	Consolidation	Consolidated
April 18, 2007 — Predecessor	Guarantors	Investees	Adjustments	Total

Net income (loss)	$(7,149)	$32,414	$(32,414)	$(7,149)
Other comprehensive income:
Foreign currency translation adjustments	2,169	2,169	(2,169)	2,169

Comprehensive income (loss)	$(4,980)	$34,583	$(34,583)	$(4,980)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

Condensed Consolidating Statements of Stockholders’ Equity:

		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Predecessor
Balance, December 31, 2006	$599,274	$268,367	$(268,367)	$599,274
Net income (loss)	(7,149)	32,414	(32,414)	(7,149)
Equity-based compensation expense	17,100	—	—	17,100
Acquisitions and contributions	—	36,126	(36,126)	—
Disposals and deconsolidations	—	(3,628)	3,628	—
Distributions	—	(55,096)	55,096	—
Foreign currency translation and other	2,169	2,169	(2,169)	2,169
Stock issuances and related tax benefit	19,841	—	—	19,841

Balance, April 18, 2007	$631,235	$280,352	$(280,352)	$631,235

		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Successor
Balance, April 19, 2007	$—	$—	$—	$—
Net equity contribution from USPI Group Holdings, Inc.	783,994	448,081	(448,081)	783,994
Net income	8,729	86,062	(86,062)	8,729
Contribution related to equity award grants by USPI Group Holdings, Inc.	2,091	—	—	2,091
Additional equity contribution from USPI Group Holdings, Inc.	13,477	—	—	13,477
Acquisitions and contributions	—	9,974	(9,974)	—
Disposals and deconsolidations	—	(8,192)	8,192	—
Distributions	—	(91,515)	91,515	—
Foreign currency translation and other	(1,485)	(1,485)	1,485	(1,485)

Balance, December 31, 2007	806,806	442,925	(442,925)	806,806

Net income	37,514	117,866	(117,866)	37,514
Contribution related to equity award grants by USPI Group Holdings, Inc.	2,340	513	(513)	2,340
Acquisitions and contributions	—	12,918	(12,918)	—
Disposals and deconsolidations	—	(15,675)	15,675	—
Distributions	—	(113,463)	113,463	—
Foreign currency translation and other	(82,523)	(73,749)	73,749	(82,523)

Balance, December 31, 2008	$764,137	$371,335	$(371,335)	$764,137

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2008 — Successor	Guarantor	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$37,514	$117,866	$(117,866)	$37,514
Loss on discontinued operations	563	—	—	563
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	12,306	35,812	5,015	53,133

Net cash provided by (used in) operating activities	50,383	153,678	(112,851)	91,210
Cash flows from investing activities:
Purchases of property and equipment, net	(4,189)	(26,974)	—	(31,163)
Purchases of new businesses and equity interests, net	(90,622)	(107)	—	(90,729)
Other items, net	(5,202)	(3,084)	2,411	(5,875)

Net cash used in investing activities	(100,013)	(30,165)	2,411	(127,767)
Cash flows from financing activities:
Long-term borrowings, net	28,700	(13,455)	1,527	16,772
Net equity contributions from USPI Group Holdings, Inc.	40	—	—	40
Other items, net	(3,799)	(112,692)	108,913	(7,578)

Net cash provided by (used in) financing activities	24,941	(126,147)	110,440	9,234

Net cash provided by discontinued operations	49	—	—	49
Effect of exchange rate changes on cash	—	(49)	—	(49)

Net decrease in cash	(24,640)	(2,683)	—	(27,323)
Cash at the beginning of the period	66,665	10,093	—	76,758

Cash at the end of the period	$42,025	$7,410	$—	$49,435

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

Period from April 19 through		Non-Participating	Consolidation	Consolidated
December 31, 2007 — Successor	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$8,729	$86,062	$(86,062)	$8,729
Loss from discontinued operations	2,190	—	—	2,190
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	24,226	34,739	(2,526)	56,439

Net cash provided by (used in) operating activities	35,145	120,801	(88,588)	67,358
Cash flows from investing activities:
Purchases of property and equipment, net	(3,733)	(7,990)	—	(11,723)
Purchases and sales of new businesses and equity interests, net	(73,049)	—	—	(73,049)
Other items, net	18,968	12,104	(20,244)	10,828

Net cash (used in) provided by investing activities	(57,814)	4,114	(20,244)	(73,944)
Cash flows from financing activities:
Long-term borrowings, net	703,031	(20,104)	2,265	685,192
Net equity contributions from USPI Group Holdings, Inc.	779,279	—	—	779,279
Payments to repurchase common stock	(1,430,879)	—	—	(1,430,879)
Other items, net	(43,308)	(97,389)	106,567	(34,130)

Net cash provided by (used in) financing activities	8,123	(117,493)	108,832	(538)

Net cash provided by discontinued operations	755	—	—	755
Effect of exchange rate changes on cash	—	(70)	—	(70)

Net increase (decrease) in cash	(13,791)	7,352	—	(6,439)
Cash at the beginning of the period	80,456	2,741	—	83,197

Cash at the end of the period	$66,665	$10,093	$—	$76,758

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

Period from January 1 through		Non-Participating	Consolidation	Consolidated
April 18, 2007 — Predecessor	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$(7,149)	$32,414	$(32,414)	$(7,149)
Loss from discontinued operations	251	—	—	251
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	35,733	21,989	(21,725)	35,997

Net cash provided by (used in) operating activities	28,835	54,403	(54,139)	29,099
Cash flows from investing activities:
Purchases of property and equipment, net	(576)	(5,596)	—	(6,172)
Purchases and sales of new businesses and equity interests, net	(10,789)	—	—	(10,789)
Other items, net	(4,490)	(8,411)	4,373	(8,528)

Net cash provided by (used in) investing activities	(15,855)	(14,007)	4,373	(25,489)
Cash flows from financing activities:
Long-term borrowings, net	(511)	9,688	4,083	13,260
Proceeds from issuance of common stock	6,135	—	—	6,135
Change in cash held on behalf of unconsolidated affiliates	22,306	45	(8,456)	13,895
Other items, net	15,821	(55,081)	54,139	14,879

Net cash provided by (used in) financing activities	43,751	(45,348)	49,766	48,169

Net cash used in discontinued operations	(209)	—	—	(209)
Effect of exchange rate changes on cash	—	(113)	—	(113)

Net increase (decrease) in cash	56,522	(5,065)	—	51,457
Cash at the beginning of the period	23,934	7,806	—	31,740

Cash at the end of the period	$80,456	$2,741	$—	$83,197

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2006 — Predecessor	Guarantor	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$34,246	$103,292	$(103,292)	$34,246
Loss from discontinued operations	5,725	—	—	5,725
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	41,468	40,208	(20,172)	61,504

Net cash provided by (used in) operating activities	81,439	143,500	(123,464)	101,475
Cash flows from investing activities:
Purchases of property and equipment, net	(3,838)	(24,384)	—	(28,222)
Purchases of new businesses and equity interests, net	(261,734)	9,228	—	(252,506)
Other items, net	2,798	6,592	(7,559)	1,831

Net cash used in investing activities	(262,774)	(8,564)	(7,559)	(278,897)
Cash flows from financing activities:
Long-term borrowings, net	38,925	(10,060)	857	29,722
Proceeds from issuance of common stock	7,684	—	—	7,684
Other items, net	37,364	(124,779)	130,166	42,751

Net cash provided by (used in) financing activities	83,973	(134,839)	131,023	80,157

Net cash used in discontinued operations	(1,328)	—	—	(1,328)
Effect of exchange rate changes on cash	—	(107)	—	(107)

Net increase (decrease) in cash	(98,690)	(10)	—	(98,700)
Cash at the beginning of the period	122,624	7,816	—	130,440

Cash at the end of the period	$23,934	$7,806	$—	$31,740

(17)	New Accounting Pronouncements

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
December 31, 2008 and 2007

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

In November 2008, the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of EITF 08-6 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Also, in December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company does not expect that FSP FAS 132(R)-1 will have a material impact on its consolidated financial statements disclosures.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
December 31, 2008 and 2007

(18)	Selected Quarterly Financial Data (Unaudited)

	Successor				Predecessor		Successor
					2007 Quarters
						April 1	April 19
	2008 Quarters					through	through
	First	Second	Third	Fourth	First	April 18	June 30	Third	Fourth
Net revenues	$165,400	$162,902	$153,663	$160,258	$159,951	$31,404	$131,145	$154,670	$166,673
Income (loss) from continuing operations	7,660	7,419	7,447	15,551	8,867	(15,765)	4,343	(53)	6,629

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including case volumes, interest rates, acquisitions, changes in contracts, the timing of price changes, and financing activities. The merger substantially increased the Company’s debt and interest expense, and due to the revaluation of assets and liabilities as a result of purchase accounting associated with the merger, the pre-merger financial statements are not comparable with those after the merger. The Company also incurred substantial transaction costs in conjunction with the merger that also affect comparability between the periods. In addition, the Company has completed acquisitions and opened new facilities throughout 2006 and 2007, all of which significantly affect the comparability of net income (loss) from quarter to quarter. The results from 2007 have been adjusted to reflect the effects of discontinued operations that were reported in 2008.

(2) Financial Statement Schedule

The following financial statement schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Balance at	Additions Charged to:				Balance at
	Beginning of	Costs and	Other		Other	End of
	Period	Expenses	Accounts	Deductions(2)	Items(3)	Period
	(In thousands)

Year ended December 31, 2006(1)	$6,656	10,100	—	(8,530)	1,729	$9,955
Period from January 1 through April 18, 2007 (Predecessor)(1)	9,955	3,324	—	(2,269)	383	11,393
Period from April 19 through December 31, 2007 (Successor)(1)	11,393	7,769	—	(7,946)	1,505	12,721
Year ended December 31, 2008(1)	12,721	7,568	—	(9,063)	318	11,544

Valuation allowance for deferred tax assets

	Balance at	Additions Charged to:				Balance at
	Beginning of	Costs and	Other		Other	End of
	Period	Expenses	Accounts(4)	Deductions(2)	Items(3)	Period

Year ended December 31, 2006	$—	$—	$—	$—	$2,460	$2,460
Period from January 1 through April 18, 2007 (Predecessor)(1)	2,460	1,323	—	—	—	3,783
Period from April 19 through December 31, 2007 (Successor)(1)	3,783	5,121	28,918	—	—	37,822
Year ended December 31, 2008	37,822	1,332	(596)	—	—	38,558

(1)	Includes amounts related to companies disposed of in 2006 through 2008.

(2)	Accounts written off.

(3)	Primarily beginning balances for purchased businesses and entities that were deconsolidated.

(4)	Recorded to goodwill

All other schedules are omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

S-1

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES
Consolidated Financial Statements
Years Ended June 30, 2008 and 2007
(With Independent Auditors’ Report Thereon)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Managers
Texas Health Ventures Group, L.L.C.

We have audited the accompanying consolidated balance sheets of Texas Health Ventures Group, L.L.C. and subsidiaries (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of income, members’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Health Ventures Group, L.L.C. and subsidiaries at June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

October 17, 2008
Dallas, Texas

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2008 and 2007

	2008	2007
	(In thousands, except per share amounts)

ASSETS
CURRENT ASSETS:
Cash	$3,527	$6,285
Patient receivables, net of allowance for doubtful accounts of $10,448,000 and $6,384,000 at June 30, 2008 and 2007, respectively	45,417	29,293
Due from affiliate (note 9)	30,676	35,606
Inventories of supplies	7,337	5,376
Current portion of notes receivable (note 6)	—	389
Prepaid and other current assets	1,728	1,204

Total current assets	88,685	78,153
PROPERTY AND EQUIPMENT, net (note 2)	148,411	135,571
OTHER LONG-TERM ASSETS:
Investments in unconsolidated affiliates (note 4)	1,618	1,316
Goodwill and intangible assets, net (notes 4 and 5)	131,319	93,516
Notes receivable, net of current portion (note 6)	—	949
Other	652	1,164

Total assets	$370,685	$310,669

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,013	13,595
Accrued expenses and other	13,687	9,737
Due to affiliates (notes 6 and 9)	3,216	2,199
Current portion of long-term obligations (note 7)	12,057	7,767

Total current liabilities	46,973	33,298
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION (note 7)	123,646	109,908
OTHER LIABILITIES	10,238	7,326

Total liabilities	180,857	150,532
MINORITY INTERESTS (note 4)	29,910	25,702
COMMINTMENTS AND CONTINGENCIES(Notes 3, 7, 8 and 10)
MEMBERS’ EQUITY (note 3)	159,918	134,435
Total liabilities and members’ equity	$370,685	$310,669

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
	(In thousands)

REVENUES:
Net patient service revenue	$348,203	$259,716
Management and royalty fee income (note 9)	600	600
Other income	469	120

Total revenues	349,272	260,436
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	1,059	686
OPERATING EXPENSES:
Salaries, benefits, and other employee costs	82,316	57,051
Medical services and supplies	78,203	58,972
Management and royalty fees (note 9)	14,546	11,657
Professional fees	5,714	1,314
Other operating expenses	52,434	38,918
Provision for doubtful accounts	13,646	8,197
Depreciation and amortization	17,706	13,418

Total operating expenses	264,565	189,527

Operating income	85,766	71,595
NONOPERATING EXPENSES:
Interest expense	(13,570)	(7,585)
Interest income (note 9)	1,445	2,199
Other expense, net	(61)	(85)

Income before minority interests and income tax	73,580	66,124
MINORITY INTERESTS IN INCOME OF CONSOLIDATED SUBSIDIARIES	(34,341)	(31,711)

Income before income taxes	39,239	34,413
INCOME TAX	(3,673)	(903)

Net income	$35,566	$33,510

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	Contributed Capital			Retained Earnings
	USP	BHS	BUMC	USP	BHS	BUMC	Total
	(In thousands)

Balance at July 1, 2007	$35,889	$36,033	$—	$18,160	$18,233	$—	$108,315
Net income	—	—	—	16,721	16,789	—	33,510
Contribution of capital	11,168	8,590	—	—	—	—	19,758
Distributions of earnings	—	—	—	(13,546)	(13,602)	—	(27,148)
Transfer of equity in accordance with L.L.C. agreement	(1,309)	1,309	—	—	—	—	—

Balance at June 30, 2007	45,748	45,932	—	21,335	21,420	$—	134,435
Net income	—	—	—	17,747	17,819	—	35,566
Contributions of capital	14,381	7,457	4,092	—	—	—	25,930
Distributions of earnings	—	—	—	(17,971)	(18,042)	—	(36,013)
Assign BUMC 49% of BHS’ 50.1% interest in THVG, effective 6/29/08	—	(52,983)	52,983	—	(20,731)	20,731	—
Transfer of equity in accordance with L.L.C. agreement	(1,442)	888	554	—	—	—	—

Balance at June 30, 2008	$58,687	$1,294	$57,629	$21,111	$466	$20,731	$159,918

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,566	$33,510
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	13,646	8,197
Depreciation and amortization	17,706	13,418
Amortization of debt issue costs	3	71
Equity in earnings of unconsolidated affiliates, net of distributions received	(230)	201
Minority interests in income of consolidated subsidiaries, net of distributions paid	2,280	2,199
Changes in operating assets and liabilities, net of acquisitions
Patient receivables	(26,173)	(13,008)
Due from (to) affiliates, net	743	(229)
Inventories of supplies, prepaids, and other assets	(1,704)	(1,249)
Accounts payable and accrued expenses	4,295	6,111

Net cash provided by operating activities	46,132	49,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equity interests, net of cash received of 291,000 and 11,000 for 2008 and 2007, respectively	(9,476)	(4,427)
Sale of equity interests	952	1,417
Purchases of property and equipment	(18,301)	(18,010)
Sales of property and equipment	26	27
Cash collections on notes receivable from affiliates	1,338	361
Change in cash management balances with affiliate	7,692	(7,890)

Net cash used in investing activities	(17,769)	(28,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	$19,798	$11,215
Payments on long-term obligations	(14,089)	(6,417)
Returns of capital to minority interest holders	(817)	(502)
Distributions to Company members	(36,013)	(27,148)

Net cash used in financing activities	(31,121)	(22,852)

DECREASE IN CASH	(2,758)	(2,153)
CASH, beginning of period	6,285	8,438

CASH, end of period	$3,527	$6,285

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$12,814	$7,463
Cash paid for taxes	2,375	—
Noncash transactions:
Noncash settlement of note receivable (note 4)	—	4,135
Noncash assets contributed by Members (note 3)	25,930	19,758
Asset acquired under capital leases	1,840	49,817

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Texas Health Ventures Group, L.L.C. and subsidiaries (THVG or the Company), a Texas limited liability company, was formed on January 21, 1997 for the primary purpose of developing, acquiring, and operating ambulatory surgery centers and related entities. Prior to June 29, 2008, Baylor Health Services (BHS), a Texas nonprofit corporation that is a controlled affiliate of Baylor Health Care System (BHCS), a Texas nonprofit corporation, owned 50.1% interest in THVG. On June 29, 2008, BHS distributed 49% of its existing 50.1% interest in THVG to Baylor University Medical Center (BUMC), a Texas nonprofit corporation whose sole member is BHCS. THVG is ultimately a subsidiary of BHCS through the combined ownership by BUMC and BHS (collectively referred to herein as Baylor). USP North Texas, Inc. (USP), a Texas corporation and subsidiary of United Surgical Partners International, Inc. (USPI), owns 49.9% of THVG. THVG’s fiscal year ends June 30. THVG’s subsidiaries’ fiscal years end December 31; however, the financial information of these subsidiaries included in these consolidated financial statements is as of and for the twelve months ended June 30, 2008 and 2007.

THVG owns equity interests in and operates ambulatory surgery centers, surgical hospitals, and related businesses in the Dallas/Fort Worth, Texas, metropolitan area. At June 30, 2008, THVG operated twenty-one facilities (the Facilities) under management contracts, twenty of which are consolidated for financial reporting purposes, and one of which is accounted for under the equity method. In addition, THVG holds equity method investments in two partnerships that each own the real estate used by two of the Facilities.

THVG has been funded by capital contributions from its members and by cash distributions from the Facilities. The board of managers, which is controlled by Baylor, initiates requests for capital contributions. The Facilities’ operating agreements provide that cash flow available for distribution will be distributed at least quarterly to THVG and other owners of the Facilities.

THVG’s operating agreement provides that the board of managers determine, on at least a quarterly basis, if THVG should make a cash distribution based on a comparison of THVG’s excess cash on hand versus current and anticipated needs, including, without limitation, needs for operating expenses, debt service, acquisitions, and a reasonable contingency reserve. The terms of THVG’s operating agreement provide that any distributions, whether driven by operating cash flows or by other sources, such as the distribution of noncash assets or distributions in the event THVG liquidates, are to be shared according to each member’s overall ownership level in THVG, which is 49% for BUMC, 1.1% for BHS and 49.9% for USP as of June 30, 2008.

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
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management of THVG to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141(R) also sets forth disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Accordingly, SFAS 141(R) will be applied by the Company to business combinations occurring on or after July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a separate component of equity, and net income attributable to the parent and to the non-controlling interest to be separately identified in the income statement. SFAS 160 also requires changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 applies prospectively and is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact that SFAS 160 will have on its financial statements upon its adoption fiscal year 2010.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated financial position, results of operations, and cash flows upon its adoption in fiscal year 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial position, results of operations, and cash flows upon its adoption in fiscal year 2009.

Cash Equivalents

For purposes of the consolidated statements of cash flows, THVG considers all highly liquid instruments with original maturities when purchased of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2008 or 2007.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Inventories of Supplies

Inventories of supplies, consisting primarily of pharmaceuticals and supplies, are stated at cost, which approximates market value, and are expensed as used.

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

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates in which THVG exerts significant influence, but has less than a controlling ownership, are accounted for under the equity method. THVG exerts significant influence in the operations of its unconsolidated affiliates through representation on the governing bodies of the investees and additionally, with respect to the Facilities, through contracts to manage the operations of the investee.

Intangible Assets and Goodwill

Intangible assets consist of costs in excess of net assets acquired (goodwill), costs associated with the purchase of management service contract rights, and other intangibles. Most of these assets have indefinite lives. Accordingly, these assets are not amortized but are instead tested for impairment annually or more frequently if changing circumstances warrant. Any decrease in fair value identified in a test for impairment would be recorded as an impairment loss in the consolidated statements of income. No such impairment was identified in 2008 or 2007. THVG amortizes intangible assets with definite useful lives over their respective useful lives to the estimated residual values and reviews them for impairment in the same manner as long-lived assets, discussed below.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. In the event of impairment, measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimates of future discounted cash flows resulting from use and ultimate disposition of the asset. No such impairment was identified in 2008 or 2007.

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

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Revenue Recognition

Revenues are recognized as services are performed and consist primarily of net patient service revenues, which are based on the Facilities’ established billing rates less allowances and discounts, principally for patients covered under contractual programs with private insurance companies. The allowances that THVG records for these revenues, including allowances for doubtful accounts, are based on THVG’s best estimates of expected actual reimbursement based primarily on historical collections for similar transactions. During the year ended June 30, 2008, approximately 72%, 19%, and 1% of the cases performed at THVG’s consolidated Facilities were paid by commercial insurers, Medicare, and Medicaid, respectively. The remaining 8% of cases consisted primarily of work-related injuries and services directly paid for by the patients. During the year ended June 30, 2007, approximately 71%, 19%, and 1% of the cases performed at THVG’s consolidated Facilities were paid by commercial insurers, Medicare, and Medicaid, respectively. The remaining 9% of cases for the year ended June 30, 2007 consisted primarily of work-related injuries and services directly paid for by the patients.

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

Income Taxes

No amounts for federal income taxes have been reflected in the accompanying consolidated financial statements because the federal tax effects of THVG’s activities accrue to the individual members. THVG is subject to the Texas state franchise tax, which is reflected in the accompanying consolidated statements of income.

During May 2006, significant changes were made to the current Texas franchise tax, including but not limited to, modifications to the tax base and tax rate which now applies to most legal entities including partnerships. The Texas franchise tax now applies to all THVG entities for any tax reports filed on or after January 1, 2008. Under the revised law, the tax is calculated on a margin base and is therefore reflected in THVG’s statements of income for the year ended June 30, 2008 as income tax expense.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” or FIN 48, which is effective for the fiscal years beginning after December 15, 2006. FIN 48 creates a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under the requirements of FIN 48, tax-exempt organizations could be required to record an obligation as the result of a tax position they have historically taken on various tax exposure items. Prior to FIN 48, the determination of when to record a liability for a tax exposure was based on whether a liability was considered probable and reasonably estimable in accordance with FASB Statement No. 5, “Accounting for Contingencies.” On July 1, 2007, THVG adopted FIN 48. The adoption of FIN 48 did not have a material impact on THVG’s financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

2.	PROPERTY AND EQUIPMENT

At June 30, 2008 and 2007, property and equipment and related accumulated depreciation and amortization consisted of the following (in thousands):

	Estimated
	Useful Lives	2008	2007

Buildings and leasehold improvements	5-25 years	$110,629	$96,034
Equipment	3-15 years	68,405	56,563
Furniture and fixtures	5-15 years	8,880	3,859
Construction in progress		124	3,251

		188,038	159,707
Less accumulated depreciation and amortization		(39,627)	(24,136)

Net property and equipment		$148,411	$135,571

At June 30, 2008 and 2007, assets recorded under capital lease arrangements included in property and equipment consisted of the following (in thousands):

	2008	2007

Buildings	$81,112	$82,434
Equipment and furniture	16,163	13,001

	97,275	95,435
Less accumulated amortization	(15,823)	(8,483)

Net property and equipment under capital leases	$81,452	$86,952

3.	CAPITAL CONTRIBUTIONS BY MEMBERS

As discussed in note 1, THVG receives part of its funding through cash and capital contributions from its members. During 2008 and 2007, THVG received noncash capital contributions consisting primarily of investments in partnerships that operate surgery centers and a surgical hospital in the Dallas/Fort Worth area and a partnership that owns the real estate used by the surgical hospital.

These noncash capital contributions, including THVG’s ownership in the investee, are as follows (in thousands):

	Ownership	Net Assets
Investee	Percentage	Contributed	Effective Date

Fort Worth Surgicare Partners, Ltd. (Fort Worth)	50.1%	$19,670	July 1, 2006
MCSH Real Estate Investment, Ltd. (MCSH)	2.0%	88	July 1, 2006
Arlington Surgicare Partners, Ltd. (Arlington)	50.1%	12,683	July 1, 2007
Rockwall Ambulatory Surgery Center, L.L.P. (Rockwall)	50.1%	3,766	July 1, 2007
Metroplex Surgicare Partners, Ltd. (Metroplex)	50.1%	9,481	June 30, 2008

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

USP and Baylor previously owned the assets (noted in the table above) through another company they operate, THVG/HealthFirst (HealthFirst), which is a subsidiary of USP. On the effective date listed above, HealthFirst, which held the assets and managed the facilities, distributed the assets to USP and Baylor, who in turn recontributed the majority of the assets to THVG. THVG recorded the contribution from Baylor at Baylor’s carrying value, as this was a contribution between a parent and subsidiary. THVG recorded the contribution from USP at fair value, based on an appraisal, as USP is a non-controlling member. Using these different bases is appropriate under U.S. generally accepted accounting principles and causes USP’s capital account to be greater than 49.9% of THVG’s total capital. However, any distributions of THVG’s assets continue to be allocated according to overall ownership levels, which are 50.1% to Baylor and 49.9% to USP as of June 30, 2008 and 2007, respectively. Accordingly, the impact of the difference has been reallocated on the accompanying consolidated statements of members’ equity to ensure that the capital account balances of THVG’s members correspond to the proportions at which net assets would be distributed. Concurrent with the contributions, THVG began managing the operations of the facility. The results of these transactions are included in THVG’s consolidated statements of income from the date of contribution.

The assets acquired and liabilities assumed resulting from the above contributions are summarized as follows (in thousands):

	Fort Worth
	and MCSH	Arlington	Rockwall	Metroplex

Current assets	$7,015	$2,955	$1,250	$2,302
Investments in unconsolidated affiliates	88	—	—	—
Property and equipment	12,642	4,196	805	1,436
Goodwill	18,320	11,912	8,254	8,317
Other noncurrent assets	212	164	20	25

Total assets acquired	38,277	19,227	10,329	12,080
Current liabilities	5,293	2,360	905	1,172
Long-term debt	11,838	3,412	5,606	267
Other noncurrent liabilities	42	—	8	—

Total liabilities assumed	17,173	5,772	6,519	1,439
Minority interests payable	1,346	772	44	1,160

Net assets acquired	$19,758	$12,683	$3,766	$9,481

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

4.	INVESTMENTS IN SUBSIDIARIES AND UNCONSOLIDATED AFFILIATES

THVG’s investments in consolidated subsidiaries and unconsolidated affiliates consisted of the following:

			Percentage Owned
			June 30,	June 30,
Legal Name	Facility	City	2008	2007

Consolidated subsidiaries(1):
Bellaire Outpatient Surgery Center, L.L.P.	Bellaire Surgery Center	Fort Worth	50.1%	50.1%
Dallas Surgical Partners, L.L.P.	Baylor Surgicare	Dallas	56.9	50.1
Dallas Surgical Partners, L.L.P.	Texas Surgery Center	Dallas	56.9	50.1
Dallas Surgical Partners, L.L.P.	Physicians Day Surgery Center	Dallas	56.9	50.1
Denton Surgicare Partners, Ltd.	Baylor Surgicare at Denton	Denton	50.1	50.1
Frisco Medical Center, L.L.P.	Baylor Medical Center at Frisco	Frisco	50.1	50.1
Garland Surgicare Partners, Ltd.	Baylor Surgicare at Garland	Garland	50.1	50.1
Grapevine Surgicare Partners, Ltd.	Baylor Surgicare at Grapevine	Grapevine	50.1	50.1
Lewisville Surgicare Partners, Ltd.	Baylor Surgicare at Lewisville	Lewisville	52.8	51.1
MSH Partners, L.P.	Mary Shiels Hospital	Dallas	56.9	50.1
North Central Surgical Center, L.L.P.	North Central Surgery Center	Dallas	28.9	25.5
North Garland Surgery Center, L.L.P.	North Garland Surgery Center	Garland	52.4	51.1
Rockwall/Heath Surgery Center, L.L.P.	Baylor Surgicare at Heath	Heath	50.1	50.1
Trophy Club Medical Center, L.P.	Trophy Club Medical Center	Fort Worth	50.5	50.1
Valley View Surgicare Partners, Ltd.	Baylor Surgicare at Valley View	Dallas	50.1	50.1
Fort Worth Surgicare Partners, Ltd.	Baylor Surgical Hospital of Fort Worth	Fort Worth	50.1	50.1
Arlington Surgicare Partners, Ltd.	Surgery Center of Arlington	Arlington	50.1	—
Rockwall Ambulatory Surgery Center, L.L.P.	Rockwall Surgery Center	Rockwall	50.1	—
Baylor Surgicare at Plano, L.L.C.	Baylor Surgicare at Plano	Plano	50.1	—
Metroplex Surgicare Partners, Ltd.	Metroplex Surgicare	Bedford	50.1	—
Arlington Orthopedic and Spine Hospitals, LLC	Arlington Hospital	Arlington	50.1	—
Unconsolidated affiliates:
Denton Surgicare Real Estate, Ltd.	(2)	n/a	49.0%	49.0%
Irving-Coppell Surgical Hospital, L.L.P.	Irving-Coppell Surgical Hospital	Irving	18.4	17.8
MCSH Real Estate Investors, Ltd.	(2)	n/a	2.0	2.0

(1)	List excludes holding companies, which are wholly owned by the Company and hold the Company’s investments in the Facilities.

(2)	These entities are not surgical facilities and do not have ownership in any surgical facilities.

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
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

makes additional payments to former owners of the Facilities as certain contingencies are resolved or financial targets met. These transactions are summarized as follows:

•	Net payments made for the year ended June 30, 2008 for the purchase of noncontrolling interests in University Surgical Partners of Dallas, L. L. P. (USPD) totaling $3,774,215.

•	Payments made of $1,538,222 and proceeds received of $952,201 for the year ended June 30, 2008, and payments made of $845,150 and proceeds received of $1,417,136 for the year ended June 30, 2007, related to other transactions, primarily purchases and sales of individual partnership units with physicians who invest in the facilities.

Effective October 1, 2007, THVG acquired 501 membership units, a 50.1% equity interest, in Baylor Surgicare at Plano, L. L. C. (Plano), a Texas limited liability company, for a purchase price of $4,163,849. Plano, like the other facilities in which THVG invests, is operated by Baylor and USP through THVG, as described in note 9.

The following table summarizes the recorded values of Plano’s assets acquired and liabilities assumed at the date of acquisition, as determined by internal and third-party valuations (in thousands):

Baylor
Surgicare at
Plano, L.L.C

Current assets	$372
Property and equipment	923
Goodwill	4,299

Total assets acquired	5,594
Current liabilities	857
Long-term debt	461

Total liabilities assumed	1,318
Minority interests payable	112

Net assets acquired	4,164

The acquisition of Plano was accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. Some of those estimates are preliminary and subject to further adjustment. The results of the acquisition are included in THVG’s consolidated statements of income from the date of acquisition.

5.	GOODWILL AND INTANGIBLE ASSETS

At June 30, 2008 and 2007, goodwill and intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	2008	2007

Goodwill	$130,137	$92,332
Other intangible assets	1,182	1,184

Total	$131,319	$93,516

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

The following is a summary of changes in the carrying amount of goodwill for the years ended June 30, 2008 and 2007 (in thousands):

Balance, June 30, 2006	$69,803
Additions:
Contribution of Fort Worth and MCSH	18,320
Trophy Club purchase price finalization	4,160
Other	49

Balance, June 30, 2007	$92,332
Additions:
Contribution of Arlington (note 3)	11,912
Contribution of Rockwall (note 3)	8,254
Contribution of Metroplex (note 3)	8,317
Acquisition of Plano	4,299
Purchase of noncontrolling interests in USPD	3,360
Other	1,663

Balance, June 30, 2008	$130,137

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

No impairment was recorded in 2008 or 2007. The following is a summary of intangible assets at June 30, 2008 and 2007 (in thousands):

	June 30, 2008
	Gross Carrying	Accumulated
	Amount	Amortization	Total

Definite useful lives:
Debt issue costs	$79	$(47)	$32
Indefinite useful lives:
Management contracts	1,150	—	1,150

Total intangible assets	$1,229	$(47)	$1,182

	June 30, 2007
	Gross Carrying	Accumulated
	Amount	Amortization	Total

Definite useful lives:
Debt issue costs	$79	$(45)	$34
Indefinite useful lives:
Management contracts	1,150	—	1,150

Total intangible assets	$1,229	$(45)	$1,184

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

The carrying amount of debt issue costs, net of accumulated amortization, decreased $63,347 during the year ended June 30, 2007 resulting from the retirement of debt at one of the Facilities. This net decrease is reflected in interest expense. Additionally, amortization of debt issue costs in the amounts of $2,518 and $8,278 are included in interest expense for the years ended June 30, 2008 and 2007, respectively.

6.	NOTES RECEIVABLE

THVG had a promissory note receivable from the Irving-Coppell facility, which accrued interest at 7.5% per annum and provided for sixty monthly principal and interest payments maturing on August 1, 2010. The outstanding principal balance under this agreement was $1,338,324 as of June 30, 2007. THVG collected the outstanding balance on this note during March 2008.

7.	LONG TERM OBLIGATIONS

At June 30, 2008 and 2007, long-term obligations consisted of the following (in thousands):

	2008	2007

Capital lease obligations (note 8)	$92,044	$90,669
Notes payable to financial institutions	43,659	27,006

Total long-term obligations	135,703	117,675
Less current portion	(12,057)	(7,767)

Long-term obligations, less current portion	$123,646	$109,908

Debt increased in 2008 primarily as a result of a conversion of the North Central facility from a surgery center to a hospital and the contribution/acquisition of Arlington, Rockwall and Metroplex as discussed in note 3. The aggregate maturities of long-term obligations for each of the five years subsequent to June 30, 2008 and thereafter are as follows (in thousands):

2009	$12,057
2010	11,153
2011	10,064
2012	8,679
2013	4,808
Thereafter	88,942

Total long-term obligations	$135,703

Capital lease obligations are secured by underlying real estate or equipment and have interest rates ranging from 4.86% to 12.66% (note 2).

The Facilities have notes payable to financial institutions which mature at various dates through 2015 and accrue interest at fixed and variable rates ranging from 4.71% to 9.5%. Each note is secured by certain assets of the respective Facility.

8.	LEASES

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

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

Minimum future payments under noncancelable leases with remaining terms in excess of one year as of June 30, 2008 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

Year ending June 30:
2009	$12,784	$9,959
2010	12,253	8,369
2011	11,820	8,088
2012	11,555	8,056
2013	11,573	7,573
Thereafter	163,545	75,559

Total minimum lease payments	$223,530	$117,604

Amount representing interest	(131,486)

Present value of minimum lease payments	$92,044

Total rent expense under operating leases was $12,163,419 and $9,302,204 for the years ended June 30, 2008 and 2007, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.

9.	RELATED-PARTY TRANSACTIONS

THVG operates the Facilities under management and royalty contracts, and THVG in turn is managed by Baylor and USP, resulting in THVG incurring management and royalty fee expense payable to Baylor and USP in amounts equal to the management and royalty fee income THVG receives from the Facilities. THVG’s management and royalty fee income from the facilities it consolidates for financial reporting purposes eliminates in consolidation with the facilities’ expense and therefore is not included in THVG’s consolidated revenues. THVG’s management and royalty fee income from facilities which are not consolidated was $600,000 and $600,000 for the years ended June 30, 2008 and 2007, respectively, and is included in the consolidated revenues of THVG.

The management and royalty fee expense payable to Baylor and USP was $14,545,612 and $11,656,497 for the years ended June 30, 2008 and 2007, respectively, and is reflected as expense in THVG’s consolidated statements of income for all the Facilities. Of the total, 64.3% and 34.0% represent management fees payable to USP and Baylor, respectively, and 1.7% represents royalty fees payable to Baylor.

Under the management and royalty agreements, the Facilities pay THVG an amount ranging from 4.5% to 7% of their net patient service revenue less provision for doubtful accounts annually, subject, in some cases, to an annual cap. Management and royalty fees and other reimbursable costs owed by THVG and its Facilities to USP and Baylor totaled $3,216,032 and $2,199,392 at June 30, 2008 and 2007, respectively, and are included in due to affiliates in the accompanying consolidated balance sheets.

In addition, a subsidiary of USPI frequently pays bills on behalf of THVG and has custody of substantially all of THVG’s excess cash, paying THVG and the Facilities interest income on the net balance at prevailing market rates. Amounts held by USPI on behalf of THVG totaled $30,676,180 and $35,605,498 at June 30, 2008 and 2007, respectively. The interest income amounted to $1,306,276 and $1,905,255 for the years ended June 30, 2008 and 2007, respectively. As discussed in note 6, THVG also had a note receivable from one of its unconsolidated investees at June 30, 2007 that was received during 2008.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

10.	COMMITMENTS AND CONTINGENCIES

Financial Guarantees

As of June 30, 2008, THVG issued guarantees of portions of the indebtedness of its investees to third-parties, which could potentially require THVG to make maximum aggregate payments totaling approximately $8.5 million. Of the total, $5.8 million relates to the obligations of two consolidated subsidiaries, whose obligations are included in THVG’s consolidated balance sheet and related disclosures, and the remaining $2.7 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in THVG’s consolidated balance sheet and related disclosures. These arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by all or a portion of the investees’ assets, (c) require payments by THVG in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2021, or earlier if certain performance targets are met, and (e) provide no recourse for THVG to recover any amounts from third-parties. The fair value of the guarantee liability was not material to the consolidated financial statements and, therefore, no amounts were recorded at June 30, 2008 related to these guarantees. When THVG incurs guarantee obligations that are disproportionately greater than the guarantees provided by the investee’s other owners, THVG charges the investee a fair market value fee based on the value of the contingent liability THVG is assuming.

Litigation and Professional Liability Claims

In their normal course of business, the Facilities are subject to claims and lawsuits relating to patient treatment. THVG believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements. THVG and each of the Facilities maintain professional liability insurance that provides coverage on a claims-made basis of $1.0 million per incident and $7.5 million in annual aggregate amount with retroactive provisions upon policy renewal. Certain of THVG’s insurance policies have deductibles and contingent premium arrangements. THVG believes that the expense recorded through June 30, 2008, which was estimated based on historical claims, adequately provides for its exposure under these arrangements. Additionally, from time to time, THVG may be named as a party to other legal claims and proceedings in the ordinary course of business. THVG is not aware of any such claims or proceedings that have more than a remote chance of having a material adverse impact on THVG.

11.	SUBSEQUENT EVENTS

THVG has entered into letters of intent with various entities regarding possible joint venture, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation.

TEXAS HEALTH VENTURE GROUP, L.L.C.
AND SUBSIDIARIES

Consolidated Financial Statements
Year Ended June 30, 2007 and Six Months Ended June 30, 2006
(With Independent Auditors’ Report Thereon)

Report of Ernst & Young LLP, Independent Auditors

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

/s/ Ernst & Young LLP

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
June 30, 2007 and 2006

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
June 30, 2007 and 2006

allocation is more representative of the time pattern in which the leased property is physically employed. THVG amortizes leasehold improvements, including amounts funded by landlord incentives or allowances, for which the related deferred rent is amortized as a reduction of lease expense, over the shorter of their economic lives or the lease term.

(i)	Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates in which THVG exerts significant influence, but has less than a controlling ownership, are accounted for under the equity method. THVG exerts significant influence in the operations of its unconsolidated affiliates through representation on the governing bodies of the investees and additionally, with respect to the Facilities, through contracts to manage the operations of the investee.

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
June 30, 2007 and 2006

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
June 30, 2007 and 2006

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

	Ownership	Net Assets
Investee	Percentage	Contributed	Effective Date

Fort Worth Surgicare Partners, Ltd. (Fort Worth)	50.1%	$19,670,959	July 1, 2006
MCSH Real Estate Investment, Ltd. (MCSH)	2.0%	87,990	July 1, 2006

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
June 30, 2007 and 2006

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
June 30, 2007 and 2006

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
June 30, 2007 and 2006

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
June 30, 2007 and 2006

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
June 30, 2007 and 2006

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
June 30, 2007 and 2006

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

TEXAS HEALTH VENTURES GROUP, L.L.C
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

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Consolidated Statements of Members’ Equity
Years ended December 31, 2005 and 2004

	Contributed Capital		Retained Earnings
	USP	Baylor	USP	Baylor	Total
	(Unaudited)

Balance, December 31, 2003	$3,006,361	3,006,361	7,531,564	7,531,564	21,075,850
Net income	—	—	7,295,424	7,295,424	14,590,848
Distributions of earnings	—	—	(2,250,000)	(2,250,000)	(4,500,000)

Balance, December 31, 2004	3,006,361	3,006,361	12,576,988	12,576,988	31,166,698
Net income	—	—	11,989,364	12,037,417	24,026,781
Transfer of membership interests	(6,013)	6,013	(25,154)	25,154	—
Contributions of capital	35,419,158	30,489,284	—	—	65,908,442
Distributions of earnings	—	—	(5,390,709)	(5,412,315)	(10,803,024)
Transfer of equity in accordance with L.L.C. agreement	(2,530,845)	2,530,845	—	—	—

Balance, December 31, 2005	$35,888,661	36,032,503	19,150,489	19,227,244	110,298,897

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
December 31, 2005 and 2004

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
December 31, 2005 and 2004

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

In addition, the Company has entered into agreements with the Facilities to provide management services. As compensation for these services each month, the Company charges the Facilities management and royalty fees

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Unaudited) — (Continued)
December 31, 2005 and 2004

which are either fixed in amount or represent a fixed percentage of each facility’s net revenue less its provision for doubtful accounts, subject, in some cases, to annual caps. The Company in turn is managed by USP and Baylor, as described more fully in note 9.

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
December 31, 2005 and 2004

(3)	Capital Contributions by Members

As discussed in note 1, the Company receives part of its funding through cash contributions from its members. During 2005 those contributions totaled $23,821,902 and were primarily used to purchase additional ownership in most of the Facilities, as described in note 4. In addition, the Company received noncash contributions during 2005 (the Contributions), consisting primarily of investments in partnerships that operate two ambulatory surgery centers and one surgical hospital in the Dallas / Fort Worth area. Those contributions, including the Company’s ownership in each investee, were as follows:

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
December 31, 2005 and 2004

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

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Unaudited) — (Continued)
December 31, 2005 and 2004

During 2005, the Company acquired additional ownership in several facilities previously accounted for under the equity method (the Buyups). As a result of the Buyups, which were accounted for under the purchase method, the Company owned a majority interest in each of these facilities and began consolidating each for financial reporting purposes. The following summarizes the transactions and their effect on the Company’s ownership level in each entity:

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

TEXAS HEALTH VENTURES GROUP, L.L.C.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Unaudited) — (Continued)
December 31, 2005 and 2004

The final determination of the purchase price for Trophy Club is expected to be made in June 2006. The amount is based on the earnings of the center through May 2006 and is thus not determinable at December 31, 2005. Any amounts the Company owes will first be used to settle principal and interest due on a $3.5 million note receivable from the seller of the Trophy Club interests. This note was among the assets the Company received in the Contributions. Any remaining amounts due on the note or owed by the Company are, per the terms of the purchase agreement, to be settled in cash in June 2006. The note and accrued interest of $3,962,218 at December 31, 2005 are included in notes receivable on the Company’s consolidated balance sheet. Of this amount, $305,623 was accrued prior to the note being contributed to the Company, and accordingly the Company owes this amount to HealthFirst. This amount is carried in due to affiliates on the Company’s consolidated balance sheet.

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
December 31, 2005 and 2004

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
December 31, 2005 and 2004

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
December 31, 2005 and 2004

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
December 31, 2005 and 2004

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

(3) Exhibits:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of January 27, 2006, by and among United Surgical Partners International, Inc., Peak ASC Acquisition Corp. and Surgis, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the Commission on January 31, 2006 and incorporated herein by reference).(1)
2.2	Agreement and Plan of Merger, dated as of January 7, 2007, by and among the Company, UNCN Holdings, Inc. and UNCN Acquisition Corp. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2007 and incorporated herein by reference).(1)
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1(A) to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.1(B) to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
4.1	Indenture governing 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinated Toggle Note due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee. (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
4.2	Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
10.1	Credit Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending., Inc. and UBS Securities LLC, as Co-Documentation Agents (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
10.2	Guarantee and Collateral Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, the subsidiaries of the Company identified therein and Citibank, N.A., as Collateral Agent (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
10.3	Employment Agreement, dated as of April 19, 2007, by and between the Company and Donald E. Steen (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.4	Employment Agreement, dated as of April 19, 2007, by and between the Company and William H. Wilcox (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.5	Employment Agreement dated as of April 19, 2007 by and between the Company and Brett P. Brodnax (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.6	Employment Agreement dated as of April 19, 2007 by and between the Company and Niels P. Vernegaard (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.7	Employment Agreement dated as of April 19, 2007 by and between the Company and Mark A. Kopser (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.8	Employment Agreement dated as of April 19, 2007 by and between the Company and John J. Wellik (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.9	USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (No. 333-144337) and incorporated herein by reference).(1)(3)
10.10	First Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan.(2)(3)
10.11	Amended and Restated Deferred Compensation Plan.(2)(3)

Exhibit
Number	Description

10.12	Form of Indemnification Agreement between United Surgical Partners International, Inc. and its directors and officers (previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).(1)(3)
21.1	List of the Company’s subsidiaries.(2)
24.1	Power of Attorney — Donald E. Steen(2)
24.2	Power of Attorney — Joel T. Allison(2)
24.3	Power of Attorney — Michael E. Donovan(2)
24.4	Power of Attorney — John C. Garrett, M.D.(2)
24.5	Power of Attorney — D. Scott Mackesy(2)
24.6	Power of Attorney — James Ken Newman(2)
24.7	Power of Attorney — Boone Powell, Jr.(2)
24.8	Power of Attorney — Paul. B. Queally(2)
24.9	Power of Attorney — Raymond A. Ranelli(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed.

(2)	Filed herewith.

(3)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

By:	/s/ William H. Wilcox
William H. Wilcox
President, Chief Executive Officer and Director

Date: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

* Donald E. Steen	Chairman of the Board	February 25, 2009

/s/ William H. Wilcox William H. Wilcox	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2009

/s/ Mark A. Kopser Mark A. Kopser	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2009

/s/ John J. Wellik John J. Wellik	Senior Vice President, Accounting and Administration, and Secretary (Principal Accounting Officer)	February 25, 2009

* Joel T. Allison	Director	February 25, 2009

* Michael E. Donovan	Director	February 25, 2009

* John C. Garrett, M.D.	Director	February 25, 2009

* D. Scott Mackesy	Director	February 25, 2009

* James Ken Newman	Director	February 25, 2009

* Boone Powell, Jr.	Director	February 25, 2009

Signature	Title	Date

* Paul B. Queally	Director	February 25, 2009

* Raymond A. Ranelli	Director	February 25, 2009

*	John J. Wellik, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

By:	/s/ John J. Wellik
John J. Wellik
Attorney-in-fact

Date: February 25, 2009

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of January 27, 2006, by and among United Surgical Partners International, Inc., Peak ASC Acquisition Corp. and Surgis, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the Commission on January 31, 2006 and incorporated herein by reference).(1)
2.2	Agreement and Plan of Merger, dated as of January 7, 2007, by and among the Company, UNCN Holdings, Inc. and UNCN Acquisition Corp. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2007 and incorporated herein by reference).(1)
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1(A) to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.1(B) to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
4.1	Indenture governing 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinated Toggle Note due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee. (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
4.2	Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
10.1	Credit Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending., Inc. and UBS Securities LLC, as Co-Documentation Agents (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
10.2	Guarantee and Collateral Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, the subsidiaries of the Company identified therein and Citibank, N.A., as Collateral Agent (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
10.3	Employment Agreement, dated as of April 19, 2007, by and between the Company and Donald E. Steen (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.4	Employment Agreement, dated as of April 19, 2007, by and between the Company and William H. Wilcox (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.5	Employment Agreement dated as of April 19, 2007 by and between the Company and Brett P. Brodnax (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.6	Employment Agreement dated as of April 19, 2007 by and between the Company and Niels P. Vernegaard (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.7	Employment Agreement dated as of April 19, 2007 by and between the Company and Mark A. Kopser (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.8	Employment Agreement dated as of April 19, 2007 by and between the Company and John J. Wellik (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.9	USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (No. 333-144337) and incorporated herein by reference).(1)(3)
10.10	First Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan.(2)(3)

Exhibit
Number	Description

10.11	Amended and Restated Deferred Compensation Plan.(2)(3)
10.12	Form of Indemnification Agreement between United Surgical Partners International, Inc. and its directors and officers (previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).(1)(3)
21.1	List of the Company’s subsidiaries.(2)
24.1	Power of Attorney— Donald E. Steen(2)
24.2	Power of Attorney — Joel T. Allison(2)
24.3	Power of Attorney — Michael E. Donovan(2)
24.4	Power of Attorney — John C. Garrett, M.D.(2)
24.5	Power of Attorney— D. Scott Mackesy(2)
24.6	Power of Attorney — James Ken Newman(2)
24.7	Power of Attorney — Boone Powell, Jr.(2)
24.8	Power of Attorney — Paul. B. Queally(2)
24.9	Power of Attorney — Raymond A. Ranelli(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed.

(2)	Filed herewith.

(3)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.