Form 10-Q
period 2009-03-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2009-05-06
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of Common Stock of the Registrant outstanding at May 6, 2009 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
United Surgical Partners International, Inc.:

We have reviewed the accompanying consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of March 31, 2009, and the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for noncontrolling interests in 2009 retrospective to 2008 due to the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements, An Amendment of ARB No. 51.

/s/ KPMG LLP

Dallas, Texas
May 6, 2009

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
(except share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited — in thousands)

ASSETS
Cash and cash equivalents	$113,735	$49,435
Accounts receivable, net of allowance for doubtful accounts of $9,754 and $11,544, respectively	53,184	57,213
Other receivables	15,677	17,070
Inventories of supplies	8,133	9,079
Prepaids and other current assets	14,342	11,735

Total current assets	205,071	144,532
Property and equipment, net	187,894	201,824
Investments in unconsolidated affiliates	311,451	307,771
Goodwill	1,253,731	1,270,287
Intangible assets, net	321,097	318,852
Other assets	24,586	24,897

Total assets	$2,303,830	$2,268,163

LIABILITIES AND EQUITY
Accounts payable	$18,903	$22,194
Accrued salaries and benefits	26,126	27,241
Due to affiliates	110,855	57,237
Accrued interest	18,947	9,336
Current portion of long-term debt	21,823	24,488
Other current liabilities	42,334	42,874

Total current liabilities	238,988	183,370
Long-term debt, less current portion	1,052,709	1,073,459
Other long-term liabilities	27,900	27,517
Deferred tax liability, net	130,455	125,639

Total liabilities	1,450,052	1,409,985
Noncontrolling interests — redeemable (Note 1)	54,251	52,214
Equity:
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	799,769	801,902
Accumulated other comprehensive loss	(88,551)	(84,008)
Retained earnings	51,930	46,243

Total USPI stockholder’s equity	763,148	764,137

Noncontrolling interests — non-redeemable (Note 1)	36,379	41,827

Total equity	799,527	805,964

Total liabilities and equity	$2,303,830	$2,268,163

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
	(Unaudited — in thousands)

Revenues:
Net patient service revenues	$134,576	$146,690
Management and contract service revenues	18,783	17,444
Other revenues	3,780	1,266

Total revenues	157,139	165,400
Equity in earnings of unconsolidated affiliates	13,559	11,048
Operating expenses:
Salaries, benefits, and other employee costs	42,875	47,214
Medical services and supplies	25,753	29,088
Other operating expenses	24,297	27,653
General and administrative expenses	10,344	10,428
Provision for doubtful accounts	2,052	1,849
Depreciation and amortization	8,956	9,334

Total operating expenses	114,277	125,566

Operating income	56,421	50,882
Interest income	466	1,038
Interest expense	(18,218)	(22,345)
Other, net (Notes 2 and 4)	(10,064)	1,071

Total other expense, net	(27,816)	(20,236)

Income from continuing operations before income taxes	28,605	30,646
Income tax expense	(6,623)	(7,574)

Income from continuing operations	21,982	23,072
Earnings from discontinued operations, net of tax	—	55

Net income	21,982	23,127

Less: Net income attributable to noncontrolling interests	(16,295)	(15,406)

Net income attributable to USPI’s stockholder	$5,687	$7,721

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$5,687	$7,660
Earnings from discontinued operations, net of tax	—	61

Net income attributable to USPI’s stockholder	$5,687	$7,721

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited — in thousands)

Net income	$21,982	$23,127
Other comprehensive income:
Foreign currency translation adjustments	(4,480)	186
Unrealized gain (loss) on interest rate swaps, net of tax	(63)	13

Total other comprehensive income (loss)	(4,543)	199

Comprehensive income	17,439	23,326

Comprehensive income attributable to noncontrolling interests	(16,295)	(15,406)

Comprehensive income attributable to USPI’s stockholder	$1,144	$7,920

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statement of Changes in Equity
For the Three Months Ended March 31, 2009

		USPI Common Stockholder
						Accumulated
					Additional	Other		Noncontrolling
		Comprehensive	Outstanding		Paid-in	Comprehensive	Retained	Interests
	Total	Income (Loss)	Shares	Par Value	Capital	Income (Loss)	Earnings	Non-redeemable
	(Unaudited — in thousands)

Balance, December 31, 2008	$805,964	$—	—	$—	$801,902	$(84,008)	$46,243	$41,827
Distributions to noncontrolling interests	(605)	—	—	—	—	—	—	(605)
Purchases of noncontrolling interests	(668)	—	—	—	(453)	—	—	(215)
Sales of noncontrolling interests	(2,146)	—	—	—	(2,142)	—	—	(4)
Deconsolidation of subsidiaries	(5,852)	—	—	—	—	—	—	(5,852)
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	462	—	—	—	462	—	—	—
Comprehensive income:
Net income.	6,915	5,687	—	—	—		5,687	1,228
Other comprehensive loss:
Unrealized loss on interest rate swaps, net of tax.	(63)	(63)	—	—	—	(63)	—	—
Foreign currency translation adjustments.	(4,480)	(4,480)	—	—	—	(4,480)	—	—

Other comprehensive loss.	(4,543)	(4,543)	—	—	—	—	—	—

Comprehensive income.	2,372	$1,144	—	—	—	—	—	1,228

Balance, March 31, 2009	$799,527		—	$—	$799,769	$(88,551)	$51,930	$36,379

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statement of Changes in Equity
For the Three Months Ended March 31, 2008

		USPI Common Stockholder
						Accumulated
						Other
					Additional	Comprehensive		Noncontrolling
		Comprehensive	Outstanding		Paid-in	Income	Retained	Interests
	Total	Income	Shares	Par Value	Capital	(loss)	Earnings	Non-redeemable
	(Unaudited — in thousands)

Balance, December 31, 2007	$837,100	$—	—	$—	$799,562	$(1,485)	$8,729	$30,294
Distributions to noncontrolling interests	(210)	—	—	—	—	—	—	(210)
Purchases and sales of noncontrolling interests, net	2,001	—	—	—	—	—	—	2,001
Contribution related to equity award grants by USPI Group Holdings, Inc.	987	—	—	—	987	—	—	—
Comprehensive income:
Net income.	8,926	7,721	—	—	—	—	7,721	1,205
Other comprehensive income:
Unrealized loss on interest rate swaps, net of tax.	13	13	—	—	—	13	—	—
Foreign currency translation adjustments.	186	186	—	—	—	186	—	—

Other comprehensive income.	199	199	—	—	—	—	—	—

Comprehensive income.	9,125	$7,920	—	—	—	—	—	1,205

Balance, March 31, 2008	$849,003		—	$—	$800,549	$(1,286)	$16,450	$33,290

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(Unaudited — in thousands)

Cash flows from operating activities:
Net income	$21,982	$23,127
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from discontinued operations	—	(61)
Provision for doubtful accounts	2,052	1,849
Depreciation and amortization	8,956	9,334
Amortization of debt issue costs	771	700
Deferred income taxes	4,621	5,042
Loss on sales of equity interests and other	10,077	—
Equity in earnings of unconsolidated affiliates, net of distributions received	(1,963)	(5,016)
Equity-based compensation	442	987
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(1,707)	(1,897)
Other receivables	1,691	(4,824)
Inventories of supplies, prepaids and other current assets	(2,109)	(345)
Accounts payable and other current liabilities	7,880	5,506
Long-term liabilities	(393)	(318)

Net cash provided by operating activities	52,300	34,084

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(6,034)	(3,885)
Proceeds from sales of businesses and equity interests	877	1,682
Purchases of property and equipment	(5,376)	(12,253)
Returns of capital from unconsolidated affiliates	718	488
Increase in deposits and notes receivable	60	415

Net cash used in investing activities	(9,755)	(13,553)

Cash flows from financing activities:
Proceeds from long-term debt	110	7,752
Payments on long-term debt	(8,328)	(6,862)
Increase in cash held on behalf of unconsolidated affiliates	44,246	26,949
Purchases and sales of noncontrolling interests	(256)	(4,556)
Distributions to noncontrolling interests	(13,964)	(14,828)

Net cash provided by financing activities	21,808	8,455

Cash flows of discontinued operations:
Operating cash flows	—	53
Investing cash flows	—	(12)
Financing cash flows	—	(23)

Net cash provided by discontinued operations	—	18

Effect of exchange rate changes on cash and cash equivalents	(53)	(11)

Net increase in cash and cash equivalents	64,300	28,993
Cash and cash equivalents at beginning of period	49,435	76,758

Cash and cash equivalents at end of period	$113,735	$105,751

Supplemental information:
Interest paid	$8,607	$13,419
Income taxes paid	1,381	1,500
Non-cash transactions:
Assets acquired under capital lease obligations	$1,163	$206

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of ambulatory surgery centers, surgical hospitals and related businesses in the United States and Europe. At March 31, 2009, the Company, headquartered in Dallas, Texas, operated 168 short-stay surgical facilities. Of these 168 facilities, the Company consolidates the results of 61, accounts for 106 under the equity method and holds no ownership in the remaining facility, which is operated by the Company under a management agreement. The Company operates in two countries, with 164 of its 168 facilities located in the United States of America; the remaining four facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At March 31, 2009, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 103 of the Company’s 164 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

Global Healthcare Partners Limited (Global), a USPI subsidiary incorporated in England, manages and wholly owns three surgical hospitals and an oncology clinic in the greater London area.

The Company is subject to changes in government legislation that could impact Medicare, Medicaid, and foreign government reimbursement levels and is also subject to increased levels of managed care penetration and changes in payer patterns that may impact the level and timing of payments for services rendered.

As further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company had publicly traded equity securities from June 2001 until April 2007. Effective April 19, 2007, the Company no longer has publicly traded equity securities and is controlled by the private equity firm of Welsh, Carson, Anderson & Stowe (Welsh Carson). The Company is a wholly owned subsidiary of USPI Holdings, Inc. (Holdings). Holdings is a wholly owned subsidiary of USPI Group Holdings, Inc. (Parent), which in turn is owned by an investor group that includes affiliates of Welsh Carson, members of the Company’s management, and other investors.

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s December 31, 2008 Form 10-K. It is management’s opinion that the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

(b)	Adoption of New Accounting Standards

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations, (SFAS 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160).

Under SFAS 141R, the Company is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value at the acquisition date. It further requires that

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, SFAS 141R also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination. The Company did not complete any business combinations during the first quarter of 2009 and, accordingly, the adoption of SFAS 141R did not have a material impact on the Company’s financial statements.

SFAS 160 requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the Company’s equity. It also requires the amounts of consolidated net income attributable to the Company and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statements of income; changes in ownership interests to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. The implementation of SFAS 160 also results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities, consistent with the view that under SFAS 160 transactions between the Company (or its subsidiaries) and noncontrolling interests are considered to be equity transactions. These changes are summarized in the table below, along with the cash flow classifications of several similar types of transactions that did not change under SFAS 160:

Before
	SFAS 160	SFAS 160

Changes in Cash Flow Classification:
Distributions of earnings paid to noncontrolling interests	Operating	Financing
Acquisitions or sales of equity interests in consolidated subsidiaries, no change of control	Investing	Financing
No Change in Cash Flow Classification:
Distributions of earnings received from unconsolidated affiliates	Operating	Operating
Returns of capital paid to noncontrolling interests	Financing	Financing
Returns of capital received from unconsolidated affiliates	Investing	Investing

Sales of equity interests in consolidated subsidiaries resulting in a change of control	Investing	Investing
Acquisitions or sales of equity interests in unconsolidated affiliates, no change of control	Investing	Investing
Acquisitions of equity interests in unconsolidated affiliates, resulting in change of control	Investing	Investing
Business combinations with no previous ownership by the Company	Investing	Investing

As summarized below, the Company has retroactively applied the classification requirements as required by SFAS 160 to all periods presented. The effect of these changes on previously reported consolidated financial statements is as follows:

Consolidated Balance Sheet	December 31, 2008

Total equity as previously reported	$764,137
Reclassification of non-redeemable noncontrolling interests to equity as required by SFAS 160	41,827

Total equity as adjusted for SFAS 160	$805,964

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership structure illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions, and the income attributable to those interests, have been classified outside of equity on the Company’s consolidated balance sheets.

Three Months
Ended
Consolidated Statement of Cash Flows	March 31, 2008

Net cash provided by operating activities as previously reported	$19,627
Reclassification of distributions to noncontrolling interests to financing activities	14,457

Net cash provided by operating activities as adjusted for SFAS 160	$34,084

Net cash used in investing activities as previously reported	$(18,109)
Reclassification of purchases and sales of noncontrolling interests to financing activities	4,556

Net cash used in investing activities as adjusted for SFAS 160	$ (13,553)

Net cash provided by financing activities as previously reported	$27,468
Reclassification of distributions to noncontrolling interests from operating activities	(14,457)
Reclassification of purchases and sales of noncontrolling interests from investing activities	(4,556)

Net cash provided by financing activities as adjusted for SFAS 160	$8,455

The implementation of SFAS 160 also had a material impact on the Company’s presentation of income tax expense. Whereas in prior years the Company’s consolidated income before income taxes was presented after the deduction of minority interest expense, the new income statement format required under SFAS 160 presents this expense (now called “net income attributable to the noncontrolling interests”) after presentation of income tax expense. This change in accounting has no effect on the Company’s overall tax expense or payments.

(2)	Discontinued Operations and Other Dispositions

During the three months ended March 31, 2009, the Company sold its ownership interests in two facilities as summarized below.

Effective Date	Facility Location	Proceeds	Loss

February 2009	Las Cruces, New Mexico(1)	$—	$—
February 2009	East Brunswick, New Jersey(1)	0.7 million	2.6 million

Total		$0.7 million	$2.6 million

(1)	Because these investments were accounted for under the equity method, the results of operations of these facilities are not reported as discontinued operations. The loss on the disposal of these facilities is recorded in other income (expense) in the accompanying consolidated statements of income.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In June 2008, the Company disposed of all of its interests in a facility in Cleveland, Ohio. The Company received proceeds of $1.6 million and recorded a pretax loss of approximately $1.0 million on the sale. In accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified the historical results of operations to remove the operations of this facility from the Company’s revenues and expenses on the accompanying consolidated statements of income, collapsing the income related to this facility’s operations into a single line, “earnings from discontinued operations.” The following table summarizes certain amounts related to the Company’s discontinued operations for the period presented (in thousands):

Three Months
Ended
March 31, 2008

Revenues	$1,834

Income from discontinued operations before income taxes	$35
Income tax expense	(12)

Income from discontinued operations	$23

Gain on sale of discontinued operations before income taxes	$32
Income tax expense	—

Gain on sale of discontinued operations	$32

(3)	Investments in Unconsolidated Affiliates

The Company’s facilities are generally operated through separate legal entities in which the Company holds an equity interest. Other investors in these entities include physicians who utilize the facility and, in many cases, a local not-for-profit health system.

The Company controls 61 of these entities and therefore consolidates their results. Additionally, the Company invests in 106 facilities in which the Company has significant influence but does not have control; the Company uses the equity method to account for these investments. The majority of these investees are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

(amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis):

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Unconsolidated facilities operated at period-end	106	98
Income statement information:
Revenues	$270,614	$229,337
Operating expenses:
Salaries, benefits, and other employee costs	64,808	57,295
Medical services and supplies	61,003	46,163
Other operating expenses	64,399	59,025
Depreciation and amortization	12,577	12,046

Total operating expenses	202,787	174,529

Operating income	67,827	54,808
Interest expense, net	(6,031)	(6,236)
Other, net	354	(1)

Income before income taxes	$62,150	$48,571

Balance sheet information:
Current assets	$243,784	$202,174
Noncurrent assets	404,149	410,082
Current liabilities	148,713	131,696
Noncurrent liabilities	301,259	295,519

The Company regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the three months ended March 31, 2009, these transactions resulted in a cash outflow of approximately $6.0 million, which is summarized as follows:

•	Payment of $2.5 million for an investment in and the rights to manage a surgical facility in Stockton, California, jointly owned with one of the Company’s not-for-profit hospital partners;

•	Payment of $2.0 million for the rights to manage a surgical facility in the Dallas/Fort Worth, Texas area and to fund a transaction whereby an unconsolidated investee of the Company acquired an equity interest in the facility; and

•	Net payment of approximately $1.5 million related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

Additionally, effective January 1, 2009, the Company acquired noncontrolling equity interests in and right to manage two surgical facilities in which it previously had no involvement. These facilities are jointly owned with one of the Company’s hospital partners and local physicians. The total purchase price of $2.2 million was paid in December 2008.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

(4)	Noncontrolling Interests

The Company controls and therefore consolidates the results of 61 of its 168 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. Under SFAS 160, these transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the three months ended March 31, 2009, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $1.2 million and $1.0 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

Three Months
Ended
March 31, 2009

Net income attributable to USPI	$5,687
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(2,142)
Decrease in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	(453)

Net transfers to noncontrolling interests	(2,595)

Change equity from net income attributable to USPI and transfers to noncontrolling interests	$3,092

In addition, as part of its strategy of partnering with physicians and not-for-profit health systems, the Company from time to time surrenders control of an entity but retains a noncontrolling interest (classified within “investments in unconsolidated affiliates”). Under SFAS 160, these transactions result in a gain or loss, computed as the difference between (a) the sales proceeds and fair value of the retained investment and (b) the Company’s carrying value of the investment prior to the transaction. Gains or losses for such transactions are classified within “other income (expense)” and their cash flow effects within investing activities. During the three months ended March 31, 2009, the Company completed one such transaction. A controlling interest in an entity was sold to a hospital partner as part of its strategy for partnering with this hospital system. The hospital partner already had a 49% ownership interest in this entity, which owns and manages two surgical facilities in the Phoenix, Arizona area, and through the transaction acquired an additional 1.1% interest. The Company received proceeds of approximately $0.1 million and recorded a pretax loss of approximately $8.2 million, which was primarily related to the revaluation of the Company’s remaining investment in the entity to fair value as required by SFAS 160.

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

As required by SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) (as amended), the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

In order to manage the Company’s interest rate risk related to a portion of its variable-rate U.K. debt, on February 29, 2008, the Company entered into an interest rate swap agreement for a notional amount of £20.0 million (approximately $28.6 million at March 31, 2009). The interest rate swap requires the Company to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (1.6% at March 31, 2009), which is reset quarterly. The interest rate swap matures in March 2011. No collateral is required under the interest rate swap agreement.

In order to manage the Company’s interest rate risk related to a portion of its variable-rate senior secured credit facility, effective July 24, 2008, the Company entered into a three-year interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires the Company to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (1.2% at March 31, 2009), which is reset quarterly. No collateral is required under the interest rate swap agreement.

The proceeds from the swaps are used to settle the Company’s interest obligations on the hedged portion of the variable rate debt, which has the overall outcome of the Company paying and expensing a fixed rate of interest on the hedged debt.

SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. In accordance with SFAS 133, the Company designated the interest rate swaps as cash flow hedges of certain of its variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and would be classified as interest expense in the Company’s consolidated statements of income. The Company recorded no expense related to ineffectiveness for the three months ended March 31, 2009 or 2008.

At March 31, 2009, the fair values of the U.K. and U.S. interest rate swaps were liabilities of approximately $1.6 million and $8.7 million, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheet, with the offset to other comprehensive loss. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the models were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost the Company would have to pay to transfer the obligations to a market participant with similar credit risk. The interest rate swap agreements are classified within Level 3 (discussed in Note 6) of the valuation hierarchy.

(6)	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. In accordance with SFAS No. 157, Fair Value Measurements, the Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs for assets

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

or liabilities (Level 3), depending on the nature of the item being valued. The following disclosures are made in accordance with FASB Staff Position (FSP) FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments.

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments. The fair value of the Company’s interest rate swaps is disclosed in Note 5.

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for the traded debt securities. At March 31, 2009, the aggregate carrying amount and estimated fair value of long-term debt was $1.1 billion and $891.3 million respectively.

(7)	Equity-Based Compensation

The Company follows the guidance of SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS 123R) in accounting for equity-based compensation. Under SFAS 123R, the fair value of equity-based compensation, such as stock options and other stock-based awards to employees and directors, is measured at the date of grant and recognized as expense over the recipient’s requisite service period.

The Company’s equity-based compensation consists primarily of stock options and restricted stock granted by the Company’s parent, USPI Group Holdings, Inc., to certain employees and members of the board of directors. In addition, one of the Company’s wholly-owned subsidiaries granted a limited number of stock options to purchase shares of that subsidiary’s stock to certain of its employees in January 2008. The fair value of stock options was estimated at the date of grant using the Black-Scholes formula based on assumptions derived from historical experience. The fair value of these awards is being amortized into expense over the estimated service period for each award.

Total equity-based compensation included in the consolidated statements of income, classified by income statement line item, is as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Salaries, benefits and other employee costs	$201	$409
General and administrative expenses	241	242
Other operating expenses	—	336

Expense before income tax benefit	442	987
Income tax benefit(1)	(93)	(172)

Total equity-based compensation expense, net of tax	$349	$815

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Total equity-based compensation, included in the consolidated statements of income, classified by type of award, is as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Share awards	$285	$283
Stock options	157	368
Warrants	—	336

Expense before income tax benefit	442	987
Income tax benefit(1)	(93)	(172)

Total equity-based compensation expense, net of tax	$349	$815

(1)	There is a tax benefit related to portions of the Company’s equity-based compensation. However, the realizability of this and other deductions is affected by the Company’s generating net operating losses in its overall U.S. tax computations since the merger in April 2007. As the Company does not consider it more likely than not these losses will be used to offset future taxable income, the Company’s overall tax computations include a full valuation allowance against its U.S. net operating loss carryforwards and other deferred tax assets.

In January 2008, one of the Company’s hospital partners, Baylor Health Care System (Baylor), was granted 666,666 warrants to purchase USPI Group Holdings, Inc. common stock for $3.00 per share. The warrants are fully vested and non-forfeitable but contain exercise restrictions. The exercise restrictions on 111,111 warrants lapse each December 31 and began in 2008 and end in 2013. The warrants have a contractual life of approximately ten years. The fair value of the warrants was approximately $0.3 million and was determined using the Black-Scholes option pricing formula. Because the warrants are fully vested, the expense associated with these warrants was recorded upon grant within other operating expenses. Baylor’s Chief Executive Officer, Joel T. Allison is a member of the Company’s board of directors (Note 9). Similar equity grants have been made to other healthcare systems with which the Company operates facilities.

(8)	Segment Disclosures

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. The Company’s business is the operation of surgical facilities and related businesses in the United States and the United Kingdom. The Company’s chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgical facilities for assessing performance and allocating resources both domestically and abroad. Accordingly, the Company’s reportable segments consist of (1) U.S. based facilities and (2) United Kingdom based facilities. All amounts related to discontinued operations have been removed from all periods presented (in thousands) (Note 2).

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	United	United
Three Months Ended March 31, 2009	States	Kingdom	Total

Net patient service revenues	$110,203	$24,373	$134,576
Other revenues	22,563	—	22,563

Total revenues	$132,766	$24,373	$157,139

Depreciation and amortization	$7,516	$1,440	$8,956
Operating income	50,967	5,454	56,421
Net interest expense	(17,020)	(732)	(17,752)
Income tax expense	(5,247)	(1,376)	(6,623)
Total assets	2,023,438	280,392	2,303,830
Capital expenditures	4,797	1,742	6,539

	United	United
Three Months Ended March 31, 2008	States	Kingdom	Total

Net patient service revenues	$114,211	$32,479	$146,690
Other revenues	18,710	—	18,710

Total revenues	$132,921	$32,479	$165,400

Depreciation and amortization	$7,521	$1,813	$9,334
Operating income	43,732	7,150	50,882
Net interest expense	(19,819)	(1,488)	(21,307)
Income tax expense	(5,934)	(1,640)	(7,574)
Total assets	1,954,673	379,997	2,334,670
Capital expenditures	2,943	9,516	12,459

(9)	Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million for the three months ended March 31, 2009 and 2008. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control.

As discussed in Note 7, the Company issued warrants with an estimated fair value of $0.3 million to Baylor in January 2008. Baylor’s Chief Executive Officer is a member of the Company’s board of directors. Similar grants have been made to other healthcare systems with which the Company operates facilities.

(10)	Commitments and Contingencies

As of March 31, 2009, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $58.7 million. Of the total, $29.4 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and the remaining $29.3 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures.

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

(11)	New Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company does not expect that FSP FAS 132(R)-1 will have a material impact on its consolidated financial statement disclosures.

(12)	Subsequent Events

The Company has entered into letters of intent with various entities regarding possible joint venture, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation.

(13)	Condensed Consolidating Financial Statements

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of March 31, 2009	Guarantors	Investees	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$106,457	$7,278	$—	$113,735
Accounts receivable, net	—	53,149	35	53,184
Other receivables	35,331	44,401	(64,055)	15,677
Inventories of supplies	202	7,931	—	8,133
Prepaids and other current assets	11,188	3,154	—	14,342

Total current assets	153,178	115,913	(64,020)	205,071
Property and equipment, net	16,722	170,454	718	187,894
Investments in unconsolidated affiliates	1,000,503	30	(689,082)	311,451
Goodwill and intangible assets, net	814,127	304,049	456,652	1,574,828
Other assets	95,449	1,467	(72,330)	24,586

Total assets	$2,079,979	$591,913	$(368,062)	$2,303,830

Liabilities and Equity
Current liabilities:
Accounts payable	$1,105	$17,798	$—	$18,903
Accrued expenses and other	212,303	47,699	(61,740)	198,262
Current portion of long-term debt	5,552	17,984	(1,713)	21,823

Total current liabilities	218,960	83,481	(63,453)	238,988
Long-term debt, less current portion	951,174	121,891	(20,356)	1,052,709
Other long-term liabilities	146,697	12,651	(993)	158,355
Parent’s equity	763,148	363,602	(363,602)	763,148
Noncontrolling interests	—	10,288	80,342	90,630

Total liabilities and equity	$2,079,979	$591,913	$(368,062)	$2,303,830

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
As of December 31, 2008	Guarantors	Investees	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$42,025	$7,410	$—	$49,435
Accounts receivable, net	—	57,172	41	57,213
Other receivables	43,033	39,454	(65,417)	17,070
Inventories of supplies	109	8,970	—	9,079
Prepaids and other current assets	9,625	2,110	—	11,735

Total current assets	94,792	115,116	(65,376)	144,532
Property and equipment, net	16,036	184,959	829	201,824
Investments in unconsolidated affiliates	1,022,144	63	(714,436)	307,771
Goodwill and intangible assets, net	790,491	322,866	475,782	1,589,139
Other assets	97,400	152	(72,655)	24,897

Total assets	$2,020,863	$623,156	$(375,856)	$2,268,163

Liabilities and Equity
Current liabilities:
Accounts payable	$910	$21,284	$—	$22,194
Accrued expenses and other	153,249	46,371	(62,932)	136,688
Current portion of long-term debt	5,556	20,368	(1,436)	24,488

Total current liabilities	159,715	88,023	(64,368)	183,370
Long-term debt, less current portion	954,968	139,445	(20,954)	1,073,459
Other long-term liabilities	142,043	12,169	(1,056)	153,156
Parent’s equity	764,137	371,335	(371,335)	764,137
Noncontrolling interests	—	12,184	81,857	94,041

Total liabilities and equity	$2,020,863	$623,156	$(375,856)	$2,268,163

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Income:

		Non-Participating	Consolidation	Consolidated
For the Three Months Ended March 31, 2009	Guarantors	Investees	Adjustments	Total

Revenues	$24,291	$138,639	$(5,791)	$157,139
Equity in earnings of unconsolidated affiliates	32,659	943	(20,043)	13,559
Operating expenses, excluding depreciation and amortization	19,801	91,319	(5,799)	105,321
Depreciation and amortization	1,778	7,067	111	8,956

Operating income	35,371	41,196	(20,146)	56,421
Interest expense, net	(15,180)	(2,737)	165	(17,752)
Other income (expense), net	(9,995)	9	(78)	(10,064)

Income from continuing operations before income taxes	10,196	38,468	(20,059)	28,605
Income tax expense	(4,509)	(2,114)	—	(6,623)

Net income	5,687	36,354	(20,059)	21,982
Less: Net income attributable to noncontrolling interests	—	(2,404)	(13,891)	(16,295)

Net income attributable to Parent	$5,687	$33,950	$(33,950)	$5,687

		Non-Participating	Consolidation	Consolidated
For the Three Months Ended March 31, 2008	Guarantors	Investees	Adjustments	Total

Revenues	$23,019	$148,537	$(6,156)	$165,400
Equity in earnings of unconsolidated affiliates	29,312	204	(18,468)	11,048
Operating expenses, excluding depreciation and amortization	20,665	101,718	(6,150)	116,233
Depreciation and amortization	1,829	7,322	182	9,333

Operating income	29,837	39,701	(18,656)	50,882
Interest expense, net	(17,961)	(3,346)	—	(21,307)
Other income (expense), net	1,089	59	(77)	1,071

Income from continuing operations before income taxes	12,965	36,414	(18,733)	30,646
Income tax expense	(5,305)	(2,275)	6	(7,574)

Income from continuing operations	7,660	34,139	(18,727)	23,072
Income from discontinued operations, net of tax	61	(6)	—	55

Net income	7,721	34,133	(18,727)	23,127
Less: Net income attributable to noncontrolling interests	—	(2,242)	(13,164)	(15,406)

Net income attributable to Parent	$7,721	$31,891	$(31,891)	$7,721

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
For the Three Months Ended March 31, 2009	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$5,687	$36,354	$(20,059)	$21,982
Changes in operating and intercompany assets and liabilities and noncash items included in net income	14,397	(4,138)	20,059	30,318

Net cash provided by operating activities	20,084	32,216	—	52,300
Cash flows from investing activities:
Purchases of property and equipment, net	(1,675)	(3,701)	—	(5,376)
Purchases and sales of new businesses and equity interests, net	(5,255)	98	—	(5,157)
Other items, net	380	2,391	(1,993)	778

Net cash used in investing activities	(6,550)	(1,212)	(1,993)	(9,755)
Cash flows from financing activities:
Long-term borrowings, net	(3,801)	(4,724)	307	(8,218)
Purchases and sales of noncontrolling interests, net	(256)	—	—	(256)
Distributions to noncontrolling interests	13,100	(27,064)	—	(13,964)
Increase in cash held on behalf of noncontrolling interest holders and other	41,855	705	1,686	44,246

Net cash provided by (used in) financing activities	50,898	(31,083)	1,993	21,808

Effect of exchange rate changes on cash	—	(53)	—	(53)

Net increase (decrease) in cash	64,432	(132)	—	64,300
Cash at the beginning of the period	42,025	7,410	—	49,435

Cash at the end of the period	$106,457	$7,278	$—	$113,735

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
For the Three Months Ended March 31, 2008	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$7,721	$34,133	$(18,727)	$23,127
Earnings from discontinued operations	(61)	—	—	(61)
Changes in operating and intercompany assets and liabilities and noncash items included in net income	(14,496)	6,787	18,727	11,018

Net cash provided by (used in) operating activities	(6,836)	40,920	—	34,084
Cash flows from investing activities:
Purchases of property and equipment, net	(402)	(11,851)	—	(12,253)
Purchases and sales of new businesses and equity interests, net	(2,203)	—	—	(2,203)
Other items, net	1,051	(4,532)	4,384	903

Net cash provided by (used in) investing activities	(1,554)	(16,383)	4,384	(13,553)
Cash flows from financing activities:
Long-term borrowings, net	(1,075)	1,835	130	890
Purchases and sales of noncontrolling interests, net	(4,556)	—	—	(4,556)
Distributions to noncontrolling interests	13,172	(28,020)	—	(14,848)
Increase in cash held on behalf of noncontrolling interest holders and other	30,038	1,445	(4,514)	26,969

Net cash provided by (used in) financing activities	37,579	(24,740)	(4,384)	8,455

Net cash provided by discontinued operations	18	—	—	18
Effect of exchange rate changes on cash	—	(11)	—	(11)

Net increase (decrease) in cash	29,207	(214)	—	28,993
Cash at the beginning of the period	66,665	10,093	—	76,758

Cash at the end of the period	$95,872	$9,879	$—	$105,751

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate ambulatory surgery centers and surgical hospitals in the United States and the United Kingdom. As of March 31, 2009, we operated 168 facilities, consisting of 164 in the United States and four in the United Kingdom. All 164 of our U.S. facilities include local physician owners, and 103 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of most of our existing facilities, our agreements with hospital partners provide a framework for the planning and construction of additional facilities in the future, including all four of the facilities we are currently constructing as well as the four additional projects under development.

Our U.S. facilities, consisting of ambulatory surgery centers and surgical hospitals, specialize in non-emergency surgical cases. Due in part to advancements in medical technology, the volume of surgical cases performed in an outpatient setting has steadily increased over the past two decades. Our facilities earn a fee from patients, insurance companies, or other payers in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. All but four of our facilities are located in the U.S., where we have focused increasingly on adding facilities with hospital partners, which we believe improves the long-term profitability and potential of our facilities.

In the United Kingdom we operate three hospitals and an oncology clinic, which supplement the services provided by the government-sponsored healthcare system. Our patients choose to receive care at private facilities primarily because of waiting lists to receive diagnostic procedures or elective surgery at government-sponsored facilities and pay us either from personal funds or through private insurance, which is offered by an increasing number of employers as a benefit to their employees. Since acquiring our first two hospitals in the United Kingdom in 2000, we have expanded selectively by acquiring a third hospital and increasing the capacity and services offered at each facility, including the construction of an oncology clinic near the campus of one of our hospitals.

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

Our determination of whether to consolidate an entity in which we hold an investment, account for it under the equity method, or carry it at cost has a significant impact on our consolidated financial statements because of the typical business model under which we operate, particularly in the United States, where the majority of the facilities we operate are partially owned by not-for-profit hospital systems, physicians, and other parties. These quarterly consolidated financial statements have been prepared using the same consolidation policy as that used in our latest audited consolidated financial statements.

We also consider our accounting policy regarding intangible assets to be a critical accounting policy given the significance of intangible assets as compared to the total assets of the Company. There have been no significant changes in our application of GAAP to intangible assets since the preparation of our latest audited consolidated financial statements.

Our revenue recognition and accounts receivable policy and our method of accounting for income taxes involve significant judgments and estimates. There have been no significant changes in assumptions, estimates, and judgments in the preparation of these quarterly consolidated financial statements from the assumptions, estimates, and judgments used in the preparation of our latest audited consolidated financial statements.

Acquisitions, Equity Investments and Development Projects

As part of our growth strategy, we acquire interests in existing surgical facilities from third parties and invest in new facilities that we develop in partnership with hospital partners and local physicians. While many of these transactions have historically resulted in our controlling the acquired entity (business combinations), we did not obtain controlling interests in any of the four facilities in which we acquired ownership during the first quarter of 2009.

We regularly engage in the purchase and sale of equity interests with respect to our investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the three months ended March 31, 2009, these transactions resulted in a cash outflow of approximately $6.0 million, which is summarized below:

Effective Date	Facility Location	Amount

Investments
February 2009	Granbury, Texas(1)	$2.0 million
February 2009	Stockton, California(1)	2.5 million
Various	Various(2)	1.5 million

Total		$6.0 million

(1)	Acquisition of a noncontrolling interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with one of our hospital partners and local physicians.

(2)	Represents the purchase of additional ownership and equity contributions in various unconsolidated affiliates.

Additionally, effective January 1, 2009, we acquired noncontrolling equity interests in and rights to manage two surgical facilities in which we previously had no involvement. These facilities are jointly owned with one of our hospital partners and local physicians. The total purchase price of $2.2 million was paid in December 2008.

We control and therefore consolidate the results of 61 of our 168 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. Under Statement of Financial Accounting Standards No. 160 Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which was adopted by us effective January 1, 2009, these transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests.

During the three months ended March 31, 2009, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $1.2 million and $1.0 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $2.6 million decrease to our additional paid-in capital during the three months ended March 31, 2009.

Discontinued Operations, Other Dispositions, and Deconsolidations

During the three months ended March 31, 2009, we sold all of our ownership interests in two facilities as summarized below.

Date	Facility Location	Proceeds	Loss

February 2009	Las Cruces, New Mexico(1)	$—	$—
February 2009	East Brunswick, New Jersey(1)	0.7 million	2.6 million

Total		$0.7 million	$2.6 million

(1)	Because these investments were accounted for under the equity method, the results of operations of these facilities are not reported as discontinued operations. The loss on the disposal of these facilities is recorded in other income (expense) in the accompanying consolidated statement of income.

In addition to the sale of ownership interests described above, we sold a controlling interest in an entity to a hospital partner in March 2009. The hospital partner already had a 49% ownership interest in this entity, which owns and manages two surgical facilities in the Phoenix, Arizona area and through the transaction acquired an additional 1.1% interest. We received proceeds of approximately $0.1 million and recorded a pretax loss of approximately $8.2 million, which was primarily related to the revaluation of our remaining investment in the entity to fair value. Our continuing involvement as an equity method investor and manager of the facilities precludes classification of this transaction as discontinued operations. The loss on this transaction is recorded in other income (expense) in the accompanying consolidated statement of income.

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

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months
	Ended
	March 31,
	2009	2008

Net patient service revenues	86%	89%
Management and contract service revenues	12	10
Other revenues	2	1

Total revenues	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. As a percent of our total revenues, these revenues decreased to 86% of our total revenues for the three months ended March 31, 2009. This decrease is due to shifting of more of our facilities to joint ventures with hospital partners, which usually requires us to account for the facility under the equity method of accounting. For facilities accounted for under the equity method of accounting, we do not include their net patient service revenues in our financial results, rather, we earn revenues for our management and contract services as noted below.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months
	Ended
	March 31,
	2009	2008

Management of surgical facilities	$11,181	$9,653
Contract services provided to hospitals, physicians, and related entities	7,602	7,791

Total management and contract service revenues	$18,783	$17,444

As described above, our primary business is the operation of surgical facilities. In addition, we earn contract service revenues from other parties, primarily from hospitals through an endoscopy services business we acquired in 2006.

The following table summarizes our revenues by operating segment:

	Three Months
	Ended
	March 31,
	2009	2008

United States	84%	81%
United Kingdom	16	19

Total	100%	100%

Between March 31, 2008 and March 31, 2009, the value of the British pound as compared to the U.S. dollar weakened 28% This decrease in value resulted in the proportion of our total revenues derived from U.K. operations as stated in U.S. dollars to decrease in the three months ended March 31, 2009 as compared to the prior year period.

Equity in Earnings of Unconsolidated Affiliates

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for 106 of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis):

	Three Months
	Ended
	March 31,
	2009	2008

Revenues	$270,614	$229,337
Operating expenses:
Salaries, benefits, and other employee costs	64,808	57,295
Medical services and supplies	61,003	46,163
Other operating expenses	64,399	59,025
Depreciation and amortization	12,577	12,046

Total operating expenses	202,787	174,529

Operating income	67,827	54,808
Interest expense, net	(6,031)	(6,236)
Other, net	354	(1)

Income before income taxes	$62,150	$48,571

Long-term debt	$289,945	$282,183
USPI’s equity in earnings of unconsolidated affiliates	13,559	11,048
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	21.8%	22.7%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	25.2%	25.9%
Unconsolidated facilities operated at period end	106	98

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about its involvement in equity method investments.

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

Results of Operations

The following table summarizes certain statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months
	Ended
	March 31,
	2009	2008

Total revenues	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	8.6	6.7
Operating expenses, excluding depreciation and amortization	(67.0)	(70.3)
Depreciation and amortization	(5.7)	(5.6)

Operating income	35.9	30.8
Interest and other expense, net	(17.7)	(12.3)

Income from continuing operations before income taxes	18.2	18.5
Income tax expense	(4.2)	(4.5)

Income from continuing operations	14.0	14.0
Loss from discontinued operations	—	—

Net income	14.0	14.0

Less: Net income attributable to the noncontrolling interests	(10.4)	(9.3)

Net income attributable to USPI	3.6%	4.7%

Executive Summary

We continue to grow our existing facilities, develop new facilities with our not-for-profit hospital partners, and add others selectively through acquisition, and our operating results continue to be strong. The revenues of the facilities we operate (systemwide), more than half of which we account for under the equity method, grew 8% in the first quarter of 2009, as compared to the first quarter of 2008, and our overall operating income margin increased by 510 basis points. Our increases in profit were driven primarily by higher volumes of more complex procedures, resulting in an increase in average revenue per procedure, and by improvements in leveraging our operating expenses. Our consolidated revenues reported by the U.K. were lower by approximately $8.9 million as compared to the prior year period due to the weakening of the British pound as compared to the U.S. dollar, which reduced operating income by $2.0 million and net income by $1.1 million.

We added four facilities during the first quarter of 2009 and completed the sale of two facilities. Consistent with our strategy of partnering with not-for-profit hospitals, our overall net increase in facilities continues to be heavily weighted toward facilities we operate with a hospital partner. From March 31, 2008 to March 31, 2009, our overall number of facilities increased by nine, and the number of facilities we operate with a hospital partner increased by eight. Our development pipeline remains active, with eight facilities under development at March 31, 2009, of which four have reached the stage of commencing construction. All of these facilities are being developed with a hospital partner.

Our net income (attributable to USPI) decreased $2.0 million in the first quarter of 2009 as compared to the corresponding prior year period, driven largely by non-operating losses totaling $10.9 million related to the deconsolidation of two facilities and the sale of our interests in two others, transactions we believe will improve our long-term profitability. In addition, the prior year results include a $3.0 million increase in operating income that we recorded in finalizing a new contract with a major payer. The adverse impact these transactions had on year-over year comparisons was partially offset by decreases in market interest rates, which caused our net interest expense to be $3.5 million lower than the first quarter of 2008.

Our continued focus on conducting business through entities jointly owned with not-for-profit health systems and local physicians is shifting a significant portion of our business into unconsolidated affiliates, whose revenues are not included in ours for consolidated reporting purposes. While we believe this strategy increases our net income over time, it does not translate to proportionate increases in revenues, as our share of these facilities’ net income is reflected on a net basis within “equity in earnings of unconsolidated affiliates” rather than being included in our revenues and expenses. This phenomenon was reflected in our first quarter 2009 operating results as follows. Excluding the $8.2 million loss on the deconsolidation of two facilities now controlled by a hospital partner, and the $2.6 million loss on the sale of two other facilities, our net income more than doubled compared to the first quarter of 2008, but our revenues actually decreased 5% as we contributed some of our consolidated facilities into equity method structures and the impact of the strengthening U.S. dollar resulted in a decrease in revenue reported from our U.K. business. As described more fully below, the shift of our business into the equity method model is causing us to increasingly analyze our business in terms of the underlying facilities’ results without regard to consolidation treatment, as our net income is driven more by the facilities’ underlying performance than by whether we consolidate them for financial reporting purposes. Accordingly, we analyze our business on a systemwide basis, as described more fully in the following section.

Overall, we continue to grow our existing facilities and focus our business development activities primarily in markets where we have a hospital partner or believe that we have the potential to develop such a relationship. This strategy primarily directs where we deploy capital. It also leads us to sell facilities from time to time that do not meet this or other strategic objectives.

Systemwide Operating Results

As described above, our net income and cash flows are heavily driven by the performance of the facilities we operate, but we own less than 100% of each facility we operate. Each facility is operated as a separate legal entity in which we are an investor; other investors include physicians who utilize the facility and, in many cases, a local not-for-profit health system. Our ownership interest, and thereby our share of each facility’s earnings, varies from facility to facility. Accordingly, we analyze our performance by focusing on (1) the performance of our facilities and (2) our ownership interest in these facilities, which determines how much net income and cash flows we derive from our facilities.

Our net earnings from each facility are driven by these two factors, regardless of whether we control (and thus consolidate) each facility. However, our consolidated financial statements only reflect the revenues and expenses of the facilities in which we own a controlling interest, which amounts to only 61 of our 168 facilities. We account for our investments in the majority of our facilities under the equity method, as we exercise significant influence over the operations of these entities but do not effectively control them.

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

As the revenues, expenses, and operating margins of the majority of our facilities are not included in our consolidated financial statements (other than on a net basis in the two line items described above), the primary way we analyze our business ignores the distinction between consolidated versus equity method facilities. Viewing our business in this manner makes it easier to analyze the overall growth rate of our business and the operating margins of all the facilities driving our net earnings. The following tables depict our business as though we consolidated all of our facilities, which is a non-GAAP measure, and reconciles these systemwide results to our consolidated statements of income prepared under GAAP (in thousands):

	Three Months Ended March 31,
	2009					2008
					USPI as					USPI as
	USPI	Unconsolidated	Consolidation		Reported	USPI	Unconsolidated	Consolidation		Reported
	System-Wide(1)	Affiliates(2)	Adjustments		Under GAAP	System-Wide(1)	Affiliates(2)	Adjustments		Under GAAP
Revenues:
Net patient service revenues	$406,368	$(271,792)	$—		$134,576	$377,590	$(230,900)	$—		$146,690
Management and administrative services revenues	7,624	—	11,159	(3)	18,783	7,810	—	9,634	(3)	17,444
Other income	4,499	(719)	—		3,780	2,198	(932)	—		1,266

Total revenues	418,491	(272,511)	11,159		157,139	387,598	(231,832)	9,634		165,400
Equity in earnings of unconsolidated affiliates	—	—	13,559	(4)	13,559	13	(13)	11,048	(4)	11,048
Operating expenses:
Salaries, benefits and other employee costs	108,014	(65,139)	—		42,875	105,271	(58,057)	—		47,214
Medical services and supplies	87,018	(61,265)	—		25,753	75,680	(46,592)	—		29,088
Other operating expenses	72,527	(59,389)	11,159	(3)	24,297	70,361	(52,342)	9,634	(3)	27,653
General and administrative expenses	10,344	—	—		10,344	10,428	—	—		10,428
Provision for doubtful accounts	7,445	(5,393)	—		2,052	9,219	(7,370)	—		1,849
Depreciation and amortization	21,533	(12,577)	—		8,956	21,354	(12,020)	—		9,334

Total operating expenses	306,881	(203,763)	11,159		114,277	292,313	(176,381)	9,634		125,566

Operating income	111,610	(68,748)	13,559		56,421	95,298	(55,464)	11,048		50,882
Interest income	650	(184)	—		466	1,551	(513)	—		1,038
Interest expense	(24,434)	6,216	—		(18,218)	(29,110)	6,765	—		(22,345)
Other, net	(9,710)	(354)	—		(10,064)	2,149	(1,078)	—		1,071

Total other expenses, net	(33,494)	5,678	—		(27,816)	(25,410)	5,174	—		(20,236)

Income from continuing operations before income taxes	78,116	(63,070)	13,559		28,605	69,888	(50,290)	11,048		30,646
Income tax expense	(8,317)	1,694	—		(6,623)	(8,707)	1,133	—		(7,574)

Income from continuing operations	69,799	(61,376)	13,559		21,982	61,181	(49,157)	11,048		23,072
Income from discontinued operations, net of tax	—	—	—		—	55	—	—		55

Net income	69,799	(61,376)	13,559		21,982	61,236	(49,157)	11,048		23,127
Less: Net income attributable to noncontrolling interests	(64,112)	—	47,817	(5)	(16,295)	(53,515)	—	38,109	(5)	(15,406)

Net income attributable to USPI/Parent(6)	$5,687	$(61,376)	$61,376		$5,687	$7,721	$(49,157)	$49,157		$7,721

(1)	Our systemwide statements of income treat all of our facilities as though they were consolidated subsidiaries. Our consolidated systemwide statement of operations is not a measure defined under GAAP because it includes the revenues and expenses of entities we do not control and thus do not consolidate for financial reporting purposes under GAAP. We believe that systemwide revenues, expenses, and operating margins are important to understanding our business, since these measures include the health of the unconsolidated operating entities that comprise over 60% of our facilities. For example, these facilities’ growth in revenues directly affects our earnings in the form of management fees we earn for operating the facilities, as well as indicating the degree to which we are growing revenues and leveraging costs at these facilities, which are the key drivers of our net income. Our definition of systemwide statement of operations may differ materially from similarly titled measures of other companies. Our systemwide net income is the same as our net income reported under GAAP.

(2)	Subtracts the aggregated revenues and expenses of our unconsolidated affiliates and one facility in which we hold no ownership but operate under a management contract.

(3)	Our systemwide statements of income include consolidation entries that eliminate management fee revenues (on USPI’s financial records) and expenses (on the facilities’ financial records). Under GAAP, these consolidation entries need to be removed with respect to amounts charged to unconsolidated affiliates, as under GAAP these are not intercompany transactions with consolidated subsidiaries.

(4)	Records our share of the net income of our unconsolidated affiliates.

(5)	Our systemwide statements of income includes noncontrolling interest expense for the portion of investees’ earnings not owned by us. Under GAAP, there is no noncontrolling interest expense recorded with respect to unconsolidated affiliates.

(6)	As the net impact of items (2) through (5) is zero, systemwide net income attributable to USPI/Parent equals the net income that we report under GAAP.

Our Ownership Share of Systemwide Results

As described above, our net income is driven by the performance of facilities we operate. Whether we consolidate a facility or account for it under the equity method, our net earnings from each U.S. surgical facility are driven by the facility’s net revenues (in many cases net of its bad debt expense), which form the basis for computing our management service revenues, and by the net income of the facility multiplied by the percentage of the facility’s equity interests we own, which together comprise a major component of our overall net income and cash flows.

Our average ownership interest in the U.S. surgical facilities we operate is as follows:

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2008

Equity method facilities(1)	21.8%	21.4%	22.7%
Consolidated facilities(2)	49.4%	48.8%	49.1%
Total(3)	31.2%	30.5%	32.9%

(1)	Computed for equity method facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income of U.S. surgical facilities we account for under the equity method.

(2)	Computed for consolidated facilities by dividing (a) the aggregate net income of U.S. surgical facilities we operate less net income attributable to the noncontrolling interests of consolidated subsidiaries by (b) the aggregate net income of our consolidated U.S. surgical facilities.

(3)	Computed in total by dividing our share of the facilities’ net income, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income of our U.S. surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. While our average ownership in each group (equity method facilities and consolidated facilities) has not significantly changed in recent years, the shift of business into the equity method model has caused a decrease in the overall average ownership percentage. This shift is driven by our increased focus on partnering our facilities with hospital partners in addition to physicians, which generally results in our accounting for more facilities under the equity method. Of the 103 facilities we operate with a hospital partner as of March 31, 2009, we account for 85, or 83%, under the equity method. As described more fully below and in our Annual Report on Form 10-K, operating surgical facilities in partnership with hospital partners is a key element in our long-term strategy in the U.S.

Revenues

Our consolidated net revenues decreased approximately 5% during the first quarter of 2009 and our net income decreased 26%, as compared to the prior year quarter. However, net income more than doubled, excluding the $10.9 million losses on the sale or deconsolidation of four facilities.

The reason for the discrepancy between decreased revenue and income growth is the increased proportion of our business being conducted through equity method facilities. Growing the volume and profits of those facilities has relatively little impact on our consolidated revenues, but our share of their increasing net income (equity in earnings of unconsolidated affiliates, which grew by 23% as compared to the first quarter of 2008) is reflected in our operating income and net income. Accordingly, as described above, we focus on our systemwide results in order to understand where our growth in income is coming from. Our systemwide revenues, which include revenues of facilities we account for under the equity method as well as facilities we consolidate, grew by rates more commensurate with our overall operating income growth. For example, our systemwide revenue grew by 8% during the first quarter of 2009 as compared to the first quarter of 2008, which together with improvements in operating margins driven in part by improved cost control (see “Facility Operating Margins”), more closely correlates with our operating income growing 11% despite a 5% decrease in reported revenues.

The growth in systemwide revenues was driven primarily by our U.S. facilities that have been open for more than one year (same store facilities). This group of facilities experienced revenue growth of 9% during the three months ended March 31, 2009, as compared to 11% for the three months and year ended December 31, 2008. The growth in these facilities thus far in 2009 and throughout 2008 was driven more by increases in net revenue per case than by increases in volume. While some of this shift reflects increases in rates we negotiate with payers, we believe a more significant portion of the increase is driven by the type of cases we performed, which continue to shift to more complex cases on average.

Excluding the effect of changes in foreign currency exchange rates, our U.K. same store facility revenues grew 3% during the three months ended March 31, 2009. The growth achieved thus far in 2009 and through 2008 was driven largely by an increase in admissions referred by the National Health Service, due to government-owned facilities not having adequate capacity to meet demand, and by the continued ramp-up of business resulting from capital projects and operational improvements introduced in 2006 and 2007, which generally has resulted in higher admissions, more favorable case mix and an increase in revenue per patient. The rate of growth was slower during the first quarter of 2009, due in part to the first quarter of 2008 being an unusually strong quarter (first quarter 2008 grew 14% compared to the first quarter of 2007). The strengthening U.S. dollar also had a significant impact on our revenues, as our U.K. same store revenues were down considerably year-over-year when measured using actual exchange rates.

The following table summarizes our systemwide same facility revenue growth rates, as compared to the three months ended March 31, 2008:

Three Months Ended
March 31, 2009

United States facilities:
Net revenue	9%
Surgical cases	3%
Net revenue per case(1)	6%
United Kingdom facilities:
Adjusted admissions	(1)%
Net revenue using actual exchange rates	(25)%
Net revenue using constant exchange rates(2)	3%
All same store facilities:
Net revenue using actual exchange rates	6%

(1)	Our overall domestic same store growth in net revenue per case for the first quarter of 2009 was favorably impacted by the 13% growth at our thirteen same store surgical hospitals, which on average perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. The net revenue per case growth at our ambulatory surgery centers was 3% during the first quarter of 2009. The favorable impact, in the first quarter of 2008, of our collecting amounts related to past patient services in conjunction with our finalizing a new contact with a major payer has been excluded from these growth rates as it relates to dates of service prior to January 1, 2008.

(2)	Calculated using 2009 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

Joint Ventures With Not-For-Profit Hospitals; Number of Facilities

The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (“de novos”) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. Consistent with this strategy, our overall number of facilities increased by eight from March 31, 2008 to March 31, 2009, which equaled the net increase in facilities partnered with not-for-profit hospitals and local physicians. All of our four facilities under construction at March 31, 2009 involve a hospital partner. In addition, all four of our projects in the earlier stages of development involve a hospital partner, and we continue to explore affiliating more facilities with hospital partners, especially for facilities in markets where we already operate other facilities with a hospital partner. The following table summarizes the facilities we operated as of March 31, 2009 and 2008:

	March 31,	March 31,
	2009	2008

United States facilities(1):
With a hospital partner	103	95
Without a hospital partner	61	61

Total U.S. facilities	164	156
United Kingdom facilities	4	3
	—	—
Total facilities operated	168	159

Change from March 31, 2008:
De novo (newly constructed) and other(2)	2
Acquisition	12
Disposals(3)	(5)

Total increase in number of facilities	9

(1)	At March 31, 2009, physicians own a portion of all of these facilities.

(2)	We now consider our operations at the Parkside facility in London, consisting of a hospital and an oncology clinic, to be two separate entities in our facility count.

(3)	We sold our ownership interests in facilities in Los Angeles, California; Cleveland, Ohio; Manitowoc, Wisconsin; Las Cruces, New Mexico; and East Brunswick, New Jersey.

Facility Operating Margins

After three years of decreases, systemwide same store U.S. facility operating margins increased slightly (10 basis points) in 2008, and increased 320 basis points for the period from March 31, 2008 to March 31, 2009. This increase is largely due to improved leveraging of expenses at some of our larger facilities, which underwent expansions in 2007 and cost saving measures introduced during 2009 at our facilities. The improvement was broad-

based within the group of facilities we jointly own with hospital partners. Despite revenue growth rates largely consistent with recent years, the systemwide same store U.S. facility operating income margins for our ambulatory surgery centers, which comprise over 90% of our facilities, increased 200 basis points for the three months ended March 31, 2009 as compared to the prior year period.

The facility operating income margins of our larger U.S. facilities, licensed as hospitals and comprising less than 10% of our facilities, were higher by 680 basis points for the three months ended March 31, 2009 as compared to the prior year period. A majority of the increase was driven by the continued ramp-up of business at two facilities we expanded in 2007, whose higher expense levels were not accompanied by commensurate increases in revenues until late in 2008, but improvements in profitability of other facilities contributed more than one-third of the improvement.

The expanded facilities are jointly owned with hospital partners as well as local physicians. Consequently, their improved margins in part drove the 480 basis point increase in the group of facilities jointly owned with hospital partners. The margins of facilities we operate without a hospital partner did not fare as well, decreasing by 40 basis points, but much improved from the 260 basis point decrease experienced during the year ended December 31, 2008. While we believe some of this disparity is indicative of the superiority of our primary strategy of partnering with not-for-profit healthcare systems, it was also driven in part in 2008 by new contracts affecting a relatively small number of high-volume facilities.

The composition of our acquisition and development activities continues to result in the hospital-partnered group of facilities having a lower average operating margin than the group operating without a hospital partner. This is due in large part to the fact that virtually all of our newly developed facilities have a hospital partner. As they ramp-up their operations, these facilities earn lower margins in their first few years than more mature facilities, which unfavorably impacts the overall margin of the hospital-partnered group of facilities. We have added 34 facilities to the hospital-partnered same store group since December 31, 2006, of which 19 were newly developed facilities. Conversely, with respect to facilities we operate without a hospital partner, we have added 10 facilities to the same store group since December 31, 2006, of which only one was developed by us. The other facilities in each group were added through acquisitions. This relationship can change depending on which facilities we succeed in partnering with a not-for-profit hospital.

Our U.K. facilities, which comprise four of our 168 facilities at March 31, 2009, experienced an increase in overall facility margins in the three months ended March 31, 2009 as compared to the prior year period, primarily as a result of increased rates earned on each case, but additionally through improved leveraging of operating expenses.

The following table summarizes the year-over-year increases (decreases) in our systemwide same facility operating margins (see footnote 1 below):

	Three Months Ended	Increase
	March 31, 2009	(Decrease)

United States facilities:
With a hospital partner	25.9%	480 bps
Without a hospital partner	31.0%	(40) bps
Total U.S. facilities	27.2%	320 bps
United Kingdom facilities(2)	27.6%	60 bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	Calculated using 2009 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues decreased by $8.3 million, or 5.0%, to $157.1 million for the three months ended March 31, 2009 from $165.4 million for the three months ended March 31, 2008. This decrease was primarily the result of the U.S. dollar being strong relative to the British pound in 2009 than in the prior year period, which resulted in an $8.9 million decrease in U.K. revenues. As described below, our U.K. operations operate in a natural hedge that reduces the impact exchange rate changes have on our net income, but exchange rate changes that are as significant as what we experienced during the first three months of 2009 (a nearly 30% year-over-year change) are significant enough to noticeably impact our net income, as described below. Other factors, such as the affect of acquisitions, dispositions and deconsolidations of facilities, did not significantly alter year-over-year revenues. As described above, the fact that we account for the majority of our U.S. facilities under the equity method means that our growth in net income generally outpaces our growth in reported revenues.

Equity in earnings of unconsolidated affiliates increased by $2.5 million, or 22.7% to $13.6 million for the three months ended March 31, 2009 from $11.0 million for the three months ended March 31, 2008. The number of facilities we account for under the equity method increased by eight from March 31, 2008 to March 31, 2009. This increase in equity in earnings was primarily driven by same store growth, acquisitions of additional facilities we account for under the equity method and the deconsolidation of four facilities which we now account for under the equity method. In the first quarter of 2008, our earnings from equity method facilities included $2.4 million related to our share of collecting amounts related to past patient services in conjunction with our finalizing a new contract with a major payer.

Operating expenses, excluding depreciation and amortization, decreased by $10.9 million, or 9.4%, to $105.3 million for the three months ended March 31, 2009 from $116.2 million for the three months ended March 31, 2008. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 67.0% for the three months ended March 31, 2009 from 70.3% for the three months ended March 31, 2008. This decrease as a percentage of revenues is primarily attributable to cost saving measures being employed across our facilities.

Depreciation and amortization decreased $0.4 million, or 4.0%, to $8.9 million for the three months ended March 31, 2009 from $9.3 million for the three months ended March 31, 2008, primarily as a result of the weakening of the British pound as compared to the U.S. dollar. Depreciation and amortization, as a percentage of revenues, was approximately 6% for the three months ended March 31, 2009 and March 31, 2008.

Operating income increased $5.5 million, or 10.9%, to $56.4 million for the three months ended March 31, 2009 from $50.9 million for the three months ended March 31, 2008. Operating income, as a percentage of revenues, increased to 35.9% for the three months ended March 31, 2009 from 30.8% for the three months ended March 31, 2008, primarily as a result of the growth in our equity in earnings of unconsolidated affiliates and decrease in operating expenses as a result of our cost saving measures.

Interest expense, net of interest income, decreased $3.6 million to $17.8 million for the three months ended March 31, 2009 from $21.3 million for the three months ended March 31, 2008 primarily due to lower interest rates and additionally due to lower overall debt balances as compared to the prior period.

Other expense, net of other income increased by $11.1 million for the three months ended March 31, 2009 from the three months ended March 31, 2008 primarily as the result of an $8.2 million pretax loss related to the deconsolidation of two facilities as control of the facilities was transferred to one of our hospital partners and the $2.6 million pretax loss on the sale of a facility in East Brunswick, New Jersey.

The implementation of SFAS No. 160 results in a different income statement presentation under which pretax earnings are presented before net earnings attributable to noncontrolling interests are subtracted. Comparing our income tax expense to this figure would imply a very low effective tax rate. Computing our effective tax rate the way it has historically been presented (based on pretax earnings attributable to USPI’s stockholder), our effective tax rate increased slightly to 53.8% for the three months ended March 31, 2009 as compared to 49.7% for the prior year period. As discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2008, our effective rate continues to run higher than the statutory tax rates in the U.S. and U.K. due to a higher state tax effective rate and the higher interest expense resulting from our merger on April 19, 2007 with an investor group led by the private equity firm Welsh, Carson, Anderson and Stowe, which together with goodwill amortization deductible for tax purposes, is causing us to generate net operating loss carryforwards against which we are establishing a valuation allowance.

Net income was $22.0 million for the three months ended March 31, 2009 compared to $23.1 million for the three months ended March 31, 2008. This $1.1 million decrease is primarily related to the $10.9 million loss we recorded on the deconsolidation of two facilities and sale of another facility during the first quarter of 2009, which more than offset the impact of the favorable year-over-year growth in operating income and lower net interest expense. In addition, despite our U.K. operations growing their profits in local currency, the strengthening U.S. dollar decreased our reported net income by $1.1 million.

Net income attributable to noncontrolling interests increased $0.8 million to $16.3 million for the three months ended March 31, 2009 from $15.4 million for the three months ended March 31, 2008. The increase was due to increased profitability of certain of our existing consolidated facilities and our acquisition activities, which primarily involve our acquiring less than 100% ownership.

Net income attributable to USPI was $5.7 million for the three months ended March 31, 2009 compared to $7.7 million for the three months ended March 31, 2008. This $2.0 million decrease is primarily related to the $10.9 million loss we recorded on the deconsolidation of two facilities and sale of another facility during the first quarter of 2009, which more than offset the impact of the favorable year-over-year growth in operating income and lower net interest expense.

Liquidity and Capital Resources

Cash Flows

During the three months ended March 31, 2009, the Company generated $52.3 million of cash flows from operating activities as compared to $34.1 million during the three months ended March 31, 2008. Cash flows from operating activities increased $18.2 million, or 53%, from the prior year period, primarily as a result of our growing the profits of our facilities and experiencing lower interest expense due to falling interest rates on our variable rate debt.

During the three months ended March 31, 2009, the Company’s net cash used in investing activities was $9.8 million, consisting primarily of approximately $6.0 million for the acquisition of additional ownership interests in unconsolidated entities and $5.4 million used for purchases of property and equipment. Approximately $2.4 million of property and equipment purchases were related to ongoing development projects, and the remaining $3.0 million represented purchases of equipment at existing facilities. Net cash provided by financing activities for the three months ended March 31, 2009 totaled $21.8 million and resulted primarily from an increase in cash held for our unconsolidated affiliates. Cash and cash equivalents were $113.7 million at March 31, 2009 as compared to $49.4 million at December 31, 2008, and the net working capital deficit was $33.9 million at March 31, 2009 as compared to $38.8 million at December 31, 2008. The overall negative working capital position at March 31, 2009 and December 31, 2008 is primarily the result of $110.9 million and $57.2 million due to affiliates, respectively, associated with our cash management system being employed for our unconsolidated facilities. As discussed below, we have sufficient availability under our credit facility, together with our operating cash flows, to service our obligations.

Debt

We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations and borrowings under our $100.0 million revolving credit facility. However, due to the bankruptcy of one of the lenders, Lehman Brothers, the amount available under our revolving credit facility is expected to be reduced to $85.0 million. Management does not believe the reduction in the revolving credit facility will have a material impact on our business. We believe that funds generated by operations and funds available under the revolving credit facility will be sufficient to meet working capital requirements over at least the next 12 months. However, in the future, we may have to incur additional debt or issue additional debt or equity securities from time to time. We may be unable to obtain sufficient financing on satisfactory terms or at all.

Senior secured credit facility

The senior secured credit facility (credit facility) provides for borrowings of up to $630.0 million (with a $150.0 million accordion feature described below), consisting of (1) a $100.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. On April 19, 2007, we borrowed $430.0 million of the term loan facility concurrent with the merger. During the remainder of 2007, we borrowed an additional $63.5 million under the delayed draw feature of the term loan facility to finance the acquisition of an additional surgery center in St. Louis, Missouri and to finance a buy-up of ownership in five of our existing St. Louis facilities. During 2008, we borrowed $31.5 million under the delayed draw facility to finance a buy-up of ownership in five of our existing St. Louis facilities and borrowed $1.5 million to fund the purchase of a new facility in St. Louis. No additional funds can be borrowed under the delayed draw feature.

We may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we currently pay quarterly commitment fees of 1.75% per annum and 0.50% per annum on the daily-unused commitment of the delayed draw facility and revolving credit facility, respectively. We also currently pay a quarterly participation fee of 2.38% per annum related to outstanding letters of credit. The term loans under the credit facility require principal payments each year in an amount of 1% per annum in equal quarterly installments. No principal payments are required on the revolving credit facility. In March 2009, we began to pay quarterly principal payments of 0.25% on the outstanding balance of the delayed draw loans. At March 31, 2009, we had $517.7 million of debt outstanding under the credit facility at a weighted average interest rate of approximately 3.7%. At March 31, 2009, we had $98.4 million available for borrowing under the revolving credit facility, representing the facility’s $100.0 million capacity, net of $1.6 million of outstanding letters of credit. The availability on the revolving line of credit will likely be reduced by $15.0 million due to the bankruptcy of one of the revolving lenders.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of March 31, 2009.

Senior subordinated notes

Also in connection with the merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest) or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. To date, we have paid all interest payments in cash. The Notes are unsecured senior subordinated obligations of our company; however, the Notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of March 31, 2009.

United Kingdom borrowings

In April 2007, we entered into an amended and restated credit agreement, which covered our existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional Term Loan B facility of £10 million, which was drawn in April 2007. In March 2008, we further amended our U.K. Agreement to provide for a £2.0 million Term Loan C facility. We borrowed the entire £2.0 million in March 2008 to acquire property adjacent to one of our hospitals in London. Excluding availability on the overdraft facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At March 31, 2009, we had approximately £40.0 million (approximately $56.1 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 4.3%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are required on the Term Loan A, which began in June 2007, and approximate $4.4 million in the first and second year, $5.8 million in the third and fourth year; $7.3 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and matures in 2013. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.1 million at March 31, 2009), which began in June 2008 and continue through its maturity date of February 2013 when the final payment of £0.5 million (approximately $0.7 million) is due. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We believe we were in compliance with these covenants as of March 31, 2009.

We also have the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million (approximately $3.6 million at March 31, 2009). The exact terms and payments are negotiated upon a draw on the facility. No amounts were outstanding at March 31, 2009.

Contractual Cash Obligations

Our contractual cash obligations as of March 31, 2009 are summarized as follows:

	Payments Due by Period
		Within	Years	Years	Beyond
Contractual Cash Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)

Long term debt obligations (principal plus interest)(1):
Senior secured credit facility	$615,126	$24,657	$49,214	$49,080	$492,175
Senior subordinated notes, due 2017	413,950	21,300	42,600	42,600	307,450
Senior subordinated toggle notes, due 2017	346,720	18,270	36,540	36,540	255,370
Amended and restated U.K. credit facility	64,103	8,562	17,729	37,812	—
Other debt at operating subsidiaries	36,024	8,703	14,920	5,976	6,425
Capitalized lease obligations	56,922	7,781	13,195	8,473	27,473
Operating lease obligations	77,469	15,021	24,282	15,347	22,819

Total contractual cash obligations	$1,610,314	$104,294	$198,480	$195,828	$1,111,712

(1)	Amounts shown for long-term debt obligations and capital lease obligations include the associated interest. For variable rate debt, the interest is calculated using the March 31, 2009 rates applicable to each debt instrument and also gives effect to the interest rate swaps designated in a cash flow hedging relationship against portions of the U.K. credit facility and Term B facility in the U.S.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $63.2 million at March 31, 2009, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was 48.8% at March 31, 2009. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At March 31, 2009, the total debt on the balance sheets of our unconsolidated affiliates was approximately $290.0 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 25.2% at March 31, 2009. USPI or one of its wholly owned subsidiaries had collectively guaranteed $11.8 million of the $290.0 million in total debt of our unconsolidated affiliates as of March 31, 2009. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $17.5 million as of March 31, 2009. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

In connection with our acquisitions of equity interests in a surgery center in 2007, we have the option to purchase additional ownership in this facility at any time during the 18 months subsequent to closing. If we do not exercise this purchase option, we must pay an option termination fee, which is equal to the lesser of an EBITDA calculation, as specified in the purchase agreement, or $1.0 million. We acquired an additional facility in 2007 that has a similar option termination fee clause in its purchase agreement, except that the option termination fee is the lesser of an EBITDA calculation, as specified in the purchase agreement, or $2.5 million. We are evaluating our purchase options in the remaining two facilities as agreed to by all parties to the purchase agreements.

Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million for the three months ended March 31, 2009 and 2008. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control.

New Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. We do not expect that FSP FAS 132(R)-1 will have a material impact on our consolidated financial statement disclosures.

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

As further discussed in Note 4 to the accompanying consolidated financial statements, in order to manage interest rate risk related to a portion of our variable-rate U.K. debt, on February 29, 2008, we entered into an interest rate swap agreement for a notional amount of £20.0 million (approximately $28.6 million at March 31, 2009). The interest rate swap requires us to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (1.6% at March 31, 2009), which is reset quarterly. The interest rate swap expires in March 2011. No collateral is required under the interest rate swap agreement. As of March 31, 2009, the rate under our swap agreement was unfavorable compared to the market.

Additionally, effective July 24, 2008, in order to manage interest rate risk related to a portion of our variable-rate U.S. Term Loan B, we entered into an interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires us to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (1.2% at March 31, 2009), which is paid and reset on a quarterly basis. The interest rate swap expires in July 2011. No collateral is required under the interest rate swap agreement. As of March 31, 2009, the rate under our swap agreement was unfavorable compared to the market.

At March 31, 2009, the fair values of the U.K. and U.S. interest rate swaps were liabilities of approximately $1.6 million and $8.7 million, respectively. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the models were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost we would have to pay to transfer the obligations to a market participant with similar credit risk.

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At March 31, 2009, $694.8 million of our outstanding debt was in fixed rate instruments and the remaining $346.5 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $3.5 million.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings that might have a material adverse impact on the Company.

ITEM 6.	Exhibits

3.1		Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.1		Indenture governing 8 7/8% Senior Subordinated Notes due 2017 and 9 1/4%/10% Senior Subordinated Toggle Notes due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.2		Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

By:	/s/ Mark A. Kopser
Mark A. Kopser
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2009

By:	/s/ J. Anthony Martin
J. Anthony Martin
Vice President, Corporate Controller,
and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

3.1		Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.1		Indenture governing 8 7/8% Senior Subordinated Notes due 2017 and 9 1/4%/10% Senior Subordinated Toggle Notes due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.2		Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.