Form 10-Q
period 2009-06-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2009-07-31
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

The number of shares of Common Stock of the Registrant outstanding at July 31, 2009 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note: Items 1A, 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
United Surgical Partners International, Inc.:

We have reviewed the accompanying consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of June 30, 2009, the related consolidated statements of income, comprehensive income and changes in equity for the three-month and six-month periods ended June 30, 2009 and 2008, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/  KPMG LLP

Dallas, Texas
July 31, 2009

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands — except share data)

ASSETS
Cash and cash equivalents	$123,887	$49,435
Accounts receivable, net of allowance for doubtful accounts of $9,761 and $11,544, respectively	54,699	57,213
Other receivables (Note 9)	25,016	17,070
Inventories of supplies	8,337	9,079
Prepaids and other current assets	13,763	11,735

Total current assets	225,702	144,532
Property and equipment, net	196,702	201,824
Investments in unconsolidated affiliates	316,189	307,771
Goodwill	1,284,830	1,270,287
Intangible assets, net	320,570	318,852
Other assets	26,610	24,897

Total assets	$2,370,603	$2,268,163

LIABILITIES AND EQUITY
Accounts payable	$19,933	$22,194
Accrued salaries and benefits	28,435	27,241
Due to affiliates	126,630	57,237
Accrued interest	9,075	9,336
Current portion of long-term debt	23,284	24,488
Other current liabilities	40,530	42,874

Total current liabilities	247,887	183,370
Long-term debt, less current portion	1,054,669	1,073,459
Other long-term liabilities	29,046	27,517
Deferred tax liability, net	136,115	125,639

Total liabilities	1,467,717	1,409,985
Noncontrolling interests — redeemable (Notes 1 and 4)	56,096	52,214
Commitments and contingencies (Note 10)
Equity:
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized; issued and outstanding	—	—
Additional paid-in capital	798,041	801,902
Accumulated other comprehensive loss	(56,943)	(84,008)
Retained earnings	68,682	46,243

Total USPI stockholder’s equity	809,780	764,137

Noncontrolling interests — nonredeemable (Notes 1 and 4)	37,010	41,827

Total equity	846,790	805,964

Total liabilities and equity	$2,370,603	$2,268,163

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2009	2008
	(Unadited — in thousands)

Revenues:
Net patient service revenues	$132,816	$142,922
Management and contract service revenues	19,268	18,714
Other revenues	4,283	1,266

Total revenues	156,367	162,902
Equity in earnings of unconsolidated affiliates	14,639	10,094
Operating expenses:
Salaries, benefits, and other employee costs	42,991	46,433
Medical services and supplies	24,815	28,757
Other operating expenses	24,397	28,550
General and administrative expenses	9,755	9,739
Provision for doubtful accounts	2,826	1,961
Depreciation and amortization	8,910	9,512

Total operating expenses	113,694	124,952

Operating income	57,312	48,044
Interest income	1,275	787
Interest expense	(17,576)	(21,608)
Other, net	(157)	(826)

Total other expense, net	(16,458)	(21,647)
Income from continuing operations before income taxes	40,854	26,397
Income tax expense	(7,997)	(5,037)

Income from continuing operations	32,857	21,360
Loss from discontinued operations, net of tax	—	(945)

Net income	32,857	20,415

Less: Net income attributable to noncontrolling interests	(16,105)	(13,952)

Net income attributable to USPI’s common stockholder	$16,752	$6,463

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$16,752	$7,419
Loss from discontinued operations, net of tax	—	(956)

Net income attributable to USPI’s common stockholder	$16,752	$6,463

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2009	2008
	(Unadited — in thousands)

Revenues:
Net patient service revenues	$267,391	$289,612
Management and contract service revenues	38,052	36,158
Other revenues	8,064	2,532

Total revenues	313,507	328,302
Equity in earnings of unconsolidated affiliates	28,197	21,142
Operating expenses:
Salaries, benefits, and other employee costs	85,865	93,648
Medical services and supplies	50,568	57,845
Other operating expenses	48,694	56,203
General and administrative expenses	20,099	20,167
Provision for doubtful accounts	4,879	3,810
Depreciation and amortization	17,865	18,846

Total operating expenses	227,970	250,519

Operating income	113,734	98,925
Interest income	1,741	1,825
Interest expense	(35,795)	(43,953)
Other, net (Notes 2 and 4)	(10,221)	245

Total other expense, net	(44,275)	(41,883)
Income from continuing operations before income taxes	69,459	57,042
Income tax expense	(14,620)	(12,611)

Income from continuing operations	54,839	44,431
Loss from discontinued operations, net of tax	—	(889)

Net income	54,839	43,542

Less: Net income attributable to noncontrolling interests	(32,400)	(29,358)

Net income attributable to USPI’s common stockholder	$22,439	$14,184

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$22,439	$15,079
Loss from discontinued operations, net of tax	—	(895)

Net income attributable to USPI’s common stockholder	$22,439	$14,184

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Unaudited — in thousands)

Net income	$32,857	$20,415
Other comprehensive income:
Foreign currency translation adjustments	30,643	717
Unrealized gain on interest rate swaps, net of tax	965	807

Total other comprehensive income	31,608	1,524

Comprehensive income	64,465	21,939
Less: Comprehensive income attributable to noncontrolling interests	(16,105)	(13,952)

Comprehensive income attributable to USPI’s common stockholder	$48,360	$7,987

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Unaudited — in thousands)

Net income	$54,839	$43,542
Other comprehensive income:
Foreign currency translation adjustments	26,163	903
Unrealized gain on interest rate swaps, net of tax	902	820

Total other comprehensive income	27,065	1,723

Comprehensive income	81,904	45,265
Less: Comprehensive income attributable to noncontrolling interests	(32,400)	(29,358)

Comprehensive income attributable to USPI’s common stockholder	$49,504	$15,907

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity
For the Three Months and Six Months Ended June 30, 2009

		USPI Common Stockholder
						Accumulated
					Additional	Other		Noncontrolling
		Comprehensive	Outstanding		Paid-in	Comprehensive	Retained	Interests —
	Total	Income (Loss)	Shares	Par Value	Capital	Income (Loss)	Earnings	Nonredeemable
	(Unaudited — in thousands, except share amounts)

Balance, December 31, 2008	$805,964	$—	100	$—	$801,902	$(84,008)	$46,243	$41,827
Distributions to noncontrolling interests	(605)	—	—	—	—	—	—	(605)
Purchases of noncontrolling interests	(668)	—	—	—	(453)	—	—	(215)
Sales of noncontrolling interests	(2,146)	—	—	—	(2,142)	—	—	(4)
Deconsolidation of subsidiaries	(5,852)	—	—	—	—	—	—	(5,852)
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	462	—	—	—	462	—	—	—
Comprehensive income:
Net income	6,915	5,687	—	—	—		5,687	1,228
Other comprehensive loss:
Unrealized loss on interest rate swaps, net of tax	(63)	(63)	—	—	—	(63)	—	—
Foreign currency translation adjustments	(4,480)	(4,480)	—	—	—	(4,480)	—	—

Other comprehensive loss	(4,543)	(4,543)	—	—	—	—	—	—

Comprehensive income	2,372	$1,144	—	—	—	—	—	1,228

Balance, March 31, 2009	799,527		100	—	799,769	(88,551)	51,930	36,379

Distributions to noncontrolling interests	(962)	—	—	—	—	—	—	(962)
Purchases of noncontrolling interests	(288)	—	—	—	(270)	—	—	(18)
Sales of noncontrolling interests	(1,904)	—	—	—	(1,953)	—	—	49
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	495	—	—	—	495	—	—	—
Comprehensive income:
Net income	18,314	16,752	—	—	—	—	16,752	1,562
Other comprehensive loss:
Unrealized gain on interest rate swaps, net of tax	965	965	—	—	—	965	—	—
Foreign currency translation adjustments	30,643	30,643	—	—	—	30,643	—	—

Other comprehensive income	31,608	31,608	—	—	—	—	—	—

Comprehensive income	49,922	$48,360	—	—	—	—	—	1,562

Balance, June 30, 2009	$846,790		100	$—	$798,041	$(56,943)	$68,682	$37,010

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity
For the Three Months and Six Months Ended June 30, 2008

		USPI Common Stockholder
						Accumulated
					Additional	Other		Noncontrolling
		Comprehensive	Outstanding		Paid-in	Comprehensive	Retained	Interests —
	Total	Income (Loss)	Shares	Par Value	Capital	Income (Loss)	Earnings	Nonredeemable
	(Unaudited — in thousands, except share amounts)

Balance, December 31, 2007	$837,100	$—	100	$—	$799,562	$(1,485)	$8,729	$30,294
Distributions to noncontrolling interests	(210)	—	—	—	—	—	—	(210)
Purchases and sales of noncontrolling interests, net	2,001	—	—	—	—	—	—	2,001
Contribution related to equity award grants by USPI Group Holdings, Inc.	987	—	—	—	987	—	—	—
Comprehensive income:
Net income	8,926	7,721	—	—	—	—	7,721	1,205
Other comprehensive income:
Unrealized loss on interest rate swaps, net of tax	13	13	—	—	—	13	—	—
Foreign currency translation adjustments	186	186	—	—	—	186	—	—

Other comprehensive income	199	199	—	—	—	—	—	—

Comprehensive income	9,125	$7,920	—	—	—	—	—	1,205

Balance, March 31, 2008	849,003		100	—	800,549	(1,286)	16,450	33,290

Distributions to noncontrolling interests	(3,512)	—	—	—	—	—	—	(3,512)
Purchases and sales of noncontrolling interests, net	1,000	—	—	—	—	—	—	1,000
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	462	—	—	—	462	—	—	—
Comprehensive income:
Net income	7,466	6,463	—	—	—	—	6,463	1,003
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax	807	807	—	—	—	807	—	—
Foreign currency translation adjustments	717	717	—	—	—	717	—	—

Other comprehensive income	1,524	1,524	—	—	—	—	—	—

Comprehensive income	8,990	$7,987	—	—	—	—	—	1,003

Balance, June 30, 2008	$855,943		100	$—	$801,011	$238	$22,913	$31,781

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008
	(Unaudited — in thousands)

Cash flows from operating activities:
Net income	$54,839	$43,542
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued operations	—	889
Provision for doubtful accounts	4,879	3,810
Depreciation and amortization	17,865	18,846
Loss on sale of equity interests and other	10,253	949
Amortization of debt issue costs and discount	1,558	1,436
Deferred income tax expense	9,889	7,190
Equity in earnings of unconsolidated affiliates, net of distributions received	(8,057)	(145)
Equity-based compensation	996	1,448
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(4,076)	(7,019)
Other receivables	(4,311)	(3,649)
Inventories of supplies, prepaids and other current assets	(3,205)	(2,134)
Accounts payable and other current liabilities	(4,930)	(2,166)
Long-term liabilities	965	623

Net cash provided by operating activities	76,665	63,620

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(7,942)	(16,412)
Proceeds from sale of businesses and equity interests	1,347	9,678
Purchases of property and equipment	(11,090)	(20,515)
Returns of capital from unconsolidated affiliates	2,140	1,558
(Increase) decrease in deposits and notes receivable	(3,545)	413

Net cash used in investing activities	(19,090)	(25,278)

Cash flows from financing activities:
Proceeds from long-term debt	110	24,568
Payments on long-term debt	(14,216)	(13,041)
Increase in cash held on behalf of unconsolidated affiliates	60,600	1,200
Sales (purchases) of noncontrolling interests, net	126	(7,538)
Distributions to noncontrolling interests	(29,965)	(30,933)

Net cash provided by (used in) financing activities	16,655	(25,744)

Cash flows of discontinued operations:
Operating cash flows	—	166
Investing cash flows	—	(76)
Financing cash flows	—	(34)

Net cash provided by discontinued operations	—	56

Effect of exchange rate changes on cash	222	(9)

Net increase in cash and cash equivalents	74,452	12,645
Cash and cash equivalents at beginning of period	49,435	76,758

Cash and cash equivalents at end of period	$123,887	$89,403

Supplemental information:
Interest paid	$36,056	$44,115
Income taxes paid	5,809	3,996
Non-cash transactions:
Assets acquired under capital lease obligations	$1,569	$485
Receipt of note receivable for sale of equity interests	—	601

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of ambulatory surgery centers, surgical hospitals and related businesses in the United States and Europe. At June 30, 2009, the Company, headquartered in Dallas, Texas, operated 170 short-stay surgical facilities. Of these 170 facilities, the Company consolidates the results of 61, accounts for 107 under the equity method and holds no ownership in the remaining two facilities, which are operated by the Company under management agreements. The Company operates in two countries, with 166 of its 170 facilities located in the United States of America; the remaining four facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At June 30, 2009, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 105 of the Company’s 166 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

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

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s December 31, 2008 Form 10-K. It is management’s opinion that the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. As discussed in Notes 2 and 4, the Company recorded losses totaling $10.8 million during the three months ended March 31, 2009 as a result of the sale of the Company’s entire investment in one facility and a partial sale of two other facilities.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Under SFAS 141R, the Company is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value at the acquisition date. The new standard further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, SFAS 141R also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination. The Company did not complete any business combinations during the six months ended June 30, 2009 and, accordingly, the adoption of SFAS 141R did not have an impact on the Company’s financial statements.

SFAS 160 requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the Company’s equity. It also requires the amounts of consolidated net income attributable to the Company and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statements of income; changes in ownership interests to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. The implementation of SFAS 160 also results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities, consistent with the view that under SFAS 160 transactions between the Company (or its subsidiaries) and noncontrolling interests are considered to be equity transactions. These changes are summarized in the table below, along with the cash flow classifications of several similar types of transactions that did not change under SFAS 160:

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

Six Months
Ended
Consolidated Statement of Cash Flows	June 30, 2008

Net cash provided by operating activities as previously reported	$33,583
Reclassification of distributions to noncontrolling interests to financing activities	30,037

Net cash provided by operating activities as adjusted for SFAS 160	$63,620

Net cash used in investing activities as previously reported	$(32,816)
Reclassification of purchases and sales of noncontrolling interests to financing activities	7,538

Net cash used in investing activities as adjusted for SFAS 160	$(25,278)

Net cash provided by financing activities as previously reported	$11,831
Reclassification of distributions to noncontrolling interests from operating activities	(30,037)
Reclassification of purchases and sales of noncontrolling interests from investing activities	(7,538)

Net cash used in financing activities as adjusted for SFAS 160	$(25,744)

The implementation of SFAS 160 also had a significant impact on the Company’s presentation of income tax expense. Whereas in prior years the Company’s consolidated income before income taxes was presented after the deduction of minority interest expense, the new income statement format required under SFAS 160 presents this expense (now called “net income attributable to noncontrolling interests”) after the presentation of income tax expense. This change has no effect on the Company’s overall tax expense or payments.

(2)	Discontinued Operations and Other Dispositions

During the six months ended June 30, 2009, the Company sold its ownership interests in two facilities as summarized below.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In June 2008, the Company disposed of all of its interests in a facility in Cleveland, Ohio. The Company received proceeds of $1.6 million and recorded a pretax loss of approximately $1.0 million on the sale. In accordance with the requirements of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified the historical results of operations to remove the operations of this facility from the Company’s revenues and expenses on the accompanying consolidated statements of income, collapsing the income related to this facility’s operations into a single line, “loss from discontinued operations.” The following table summarizes certain amounts related to the Company’s discontinued operations for the period presented (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2008

Revenues	$1,274	$3,108

Income from discontinued operations before income taxes	$63	$108
Income tax expense	(22)	(38)

Income from discontinued operations	$41	$70

Loss on sale of discontinued operations before income taxes	$(997)	$(965)
Income tax benefit	—	—

Loss on sale of discontinued operations	$(997)	$(965)

(3)	Investments in Unconsolidated Affiliates

The Company’s U.S. facilities are generally operated through separate legal entities in which the Company holds an equity interest. Other investors in these entities include physicians who utilize the facility and, in many cases, a local not-for-profit health system.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company controls 61 of these entities and therefore consolidates their results. Additionally, the Company invests in 107 facilities in which the Company has significant influence but does not have control; the Company uses the equity method to account for these investments. The majority of these investees are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Unconsolidated facilities operated at period-end	107	98	107	98
Income statement information:
Revenues	$286,729	$239,786	$555,454	$469,123
Operating expenses:
Salaries, benefits, and other employee costs	68,079	59,296	132,343	116,670
Medical services and supplies	65,883	52,169	126,391	98,371
Other operating expenses	67,104	61,225	130,748	120,253
Depreciation and amortization	12,421	12,678	24,891	24,651

Total operating expenses	213,487	185,368	414,373	359,945

Operating income	73,242	54,418	141,081	109,178
Interest expense, net	(6,395)	(5,968)	(12,326)	(12,207)
Other, net	986	(2,765)	1,341	(1,688)

Income before income taxes	$67,833	$45,685	$130,096	$95,283

Balance sheet information:
Current assets	$238,245	$198,527	$238,245	$198,527
Noncurrent assets	410,129	404,933	410,129	404,933
Current liabilities	147,550	120,059	147,550	120,059
Noncurrent liabilities	295,768	291,580	295,768	291,580

The Company regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the six months ended June 30, 2009, these transactions resulted in a cash outflow of approximately $7.4 million, which is summarized as follows:

•	Payment of $2.5 million for an investment in and the rights to manage a surgical facility in Stockton, California, jointly owned with one of the Company’s not-for-profit hospital partners;

•	Payment of $2.0 million for the rights to manage a surgical facility in the Dallas/Fort Worth, Texas area and to fund a transaction whereby an unconsolidated investee of the Company acquired an equity interest in the facility; and

•	Net payment of approximately $2.0 million related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

In May 2009, the Company paid $0.9 million to acquire the rights to manage a surgical facility in the St. Louis area. The Company has the option to purchase a 20% equity interest in this facility within one year, and after approximately three years, an option to purchase an additional 20% ownership interest.

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

The Company controls and therefore consolidates the results of 61 of its 170 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. Under SFAS 160, these transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the six months ended June 30, 2009, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $1.8 million and $1.9 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2009

Net income attributable to USPI’s common stockholder	$16,752	$22,439
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(1,953)	(4,095)
Decrease in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	(270)	(723)

Net transfers to noncontrolling interests	(2,223)	(4,818)

Change in equity from net income attributable to USPI and transfers to noncontrolling interests	$14,529	$17,621

In addition, as part of its strategy of partnering with physicians and not-for-profit health systems, the Company from time to time surrenders control of an entity but retains a noncontrolling interest (classified within “investments in unconsolidated affiliates”). Under SFAS 160, these transactions result in a gain or loss, computed as the difference between (a) the sales proceeds and fair value of the retained investment and (b) the Company’s carrying value of the investment prior to the transaction. Gains or losses for such transactions are classified within “other income (expense)” and their cash flow effects within investing activities. During the six months ended June 30, 2009, the Company completed one such transaction. A controlling interest in an entity was sold to a hospital partner as part of its strategy for partnering with this hospital system. The hospital partner already had a 49% ownership interest in this entity, which owns and manages two surgical facilities in the Phoenix, Arizona area, and through the transaction acquired an additional 1.1% interest. The Company received proceeds of approximately $0.1 million and recorded a pretax loss of approximately $8.2 million, which was primarily related to the revaluation of the Company’s remaining investment in the entity to fair value as required under SFAS 160.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As further described in Note 1(b), upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated U.S. subsidiaries. As a result, these noncontrolling interests are not included as part of the Company’s equity and are carried as noncontrolling interests-redeemable on the Company’s consolidated balance sheet. The activity for the three and six months ended June 30, 2009 and 2008 is summarized below:

Noncontrolling
Interests —
Redeemable-2009

Balance, December 31, 2008	$52,214
Net income attributable to noncontrolling interests	15,067
Distributions to noncontrolling interests	(13,359)
Purchases of noncontrolling interests	(594)
Sales of noncontrolling interests	3,111
Deconsolidation of noncontrolling interests and other	(2,188)

Balance, March 31, 2009	54,251

Net income attributable to noncontrolling interests	14,543
Distributions to noncontrolling interests	(15,039)
Purchases of noncontrolling interests	(345)
Sales of noncontrolling interests	2,925
Deconsolidation of noncontrolling interests and other	(239)

Balance, June 30, 2009	$56,096

Noncontrolling
Interests —
Redeemable-2008

Balance, December 31, 2007	$52,769
Net income attributable to noncontrolling interests	14,201
Distributions to noncontrolling interests	(14,618)
Purchases of noncontrolling interests	(104)
Sales of noncontrolling interests	(325)
Deconsolidation of noncontrolling interests and other	366

Balance, March 31, 2008	52,289

Net income attributable to noncontrolling interests	12,949
Distributions to noncontrolling interests	(12,593)
Purchases of noncontrolling interests	(605)
Sales of noncontrolling interests	251
Deconsolidation of noncontrolling interests and other	(662)

Balance, June 30, 2008	$51,629

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(5)	Interest Rate Swaps

The Company does not enter into derivative contracts for speculative purposes but has at times entered into interest rate swaps to fix the rate of interest owed on a portion of its variable rate debt. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. The Company minimizes the credit risk in derivative instruments by entering into transactions with counterparties who maintain a strong credit rating. Market risk is the risk of an adverse effect on the value of a derivative instrument that results from a change in interest rates. This risk essentially represents the risk that variable interest rates decline to a level below the fixed rate the Company has locked in. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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

In order to manage the Company’s interest rate risk related to a portion of its variable-rate U.K. debt, on February 29, 2008, the Company entered into an interest rate swap agreement for a notional amount of £20.0 million (approximately $32.9 million at June 30, 2009). The interest rate swap requires the Company to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (1.2% at June 30, 2009), which is reset quarterly. The interest rate swap matures in March 2011. No collateral is required under the interest rate swap agreement.

In order to manage the Company’s interest rate risk related to a portion of its variable-rate senior secured credit facility, effective July 24, 2008, the Company entered into a three-year interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires the Company to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (1.1% at June 30, 2009), which is reset quarterly. No collateral is required under the interest rate swap agreement.

The proceeds from the swaps are used to settle the Company’s interest obligations on the hedged portion of the variable rate debt, which has the overall outcome of the Company paying and expensing a fixed rate of interest on the hedged debt.

SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. In accordance with SFAS 133, the Company designated the interest rate swaps as cash flow hedges of certain of its variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and would be classified as interest expense in the Company’s consolidated statements of income. The Company recorded no expense related to ineffectiveness for the three or six months ended June 30, 2009 or 2008. For the three and six months ended June 30, 2009, the Company reclassified $1.5 million and $2.6 million, respectively, out of other comprehensive income to interest expense related to the swaps. During the next twelve months, if current interest rates remain at June 30, 2009 levels, the Company will record $7.5 million more interest expense than if it had not entered into the interest rate swaps.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At June 30, 2009, the fair values of the U.K. and U.S. interest rate swaps were liabilities of approximately $1.6 million and $7.9 million, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheet, with the offset to other comprehensive loss. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the models were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost the Company would have to pay to transfer the obligations to a market participant with similar credit risk. The interest rate swap agreements are classified within Level 3 (discussed in Note 6) of the valuation hierarchy.

(6)	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. In accordance with SFAS No. 157, Fair Value Measurements, the Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued. The following disclosures are made in accordance with Financial Accounting Standards Board (FASB) Staff Position FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments.

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments. The fair value of the Company’s interest rate swaps is disclosed in Note 5.

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for the traded debt securities. At June 30, 2009, the aggregate carrying amount and estimated fair value of long-term debt were $1.1 billion and $960.4 million, respectively.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Total equity-based compensation included in the accompanying consolidated statements of income, classified by line item, is as follows (in thousands):

	Three Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2009	2008	2008

Salaries, benefits and other employee costs	$183	$384	$199	$608
General and administrative expenses	240	481	263	504
Other operating expenses	131	131	—	336

Expense before income tax benefit	554	996	462	1,448
Income tax benefit(1)	(97)	(189)	(105)	(277)

Total equity-based compensation expense, net of tax	$457	$807	$357	$1,171

Total equity-based compensation, included in the accompanying consolidated statements of income, classified by type of award, is as follows (in thousands):

	Three Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2009	2008	2008

Share awards	$301	$585	$315	$598
Stock options	122	280	147	514
Warrants	131	131	—	336

Expense before income tax benefit	554	996	462	1,448
Income tax benefit(1)	(97)	(189)	(105)	(277)

Total equity-based compensation expense, net of tax	$457	$807	$357	$1,171

(1)	There is a tax benefit related to portions of the Company’s equity-based compensation. However, the realizability of this and other deductions is affected by the Company’s generating net operating losses in its overall U.S. tax computations since the merger in April 2007. As the Company does not consider it more likely than not these losses will be used to offset future taxable income, the Company’s overall tax computations include a full valuation allowance against its U.S. net operating loss carryforwards and other deferred tax assets.

The Company has also granted warrants to hospital partners. The warrants are to purchase USPI Group Holdings, Inc. common stock and were fully vested and non-forfeitable at the date of grant but contain exercise restrictions. Because the warrants are fully vested, the expense associated with them was recorded upon grant within other operating expenses at a fair value determined using the Black-Scholes formula. One grant was made during the six months ended June 30, 2009. In this grant, one of the Company’s hospital partners received 333,330 warrants with an exercise price of $3.00 per share, of which 55,555 are exercisable immediately; the exercise restrictions on additional tranches of 55,555 warrants lapse each December 1 beginning in 2009 and ending in 2013. The warrants have a contractual life of approximately 8 1/2 years and a fair value of approximately $0.1 million.

A similar grant was made in January 2008 to another hospital partner. In this grant the partner received 666,666 warrants with an exercise price of $3.00 per share. The exercise restrictions on 111,111 warrants lapse each December 31 beginning in 2008 and ending in 2013. The warrants have a contractual life of approximately ten years and a fair value of approximately $0.3 million. This hospital partner is a related party (see Note 9).

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(8)	Segment Disclosures

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in financial statements. The Company’s business is the operation of surgical facilities and related businesses in the United States and the United Kingdom. The Company’s chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgical facilities for assessing performance and allocating resources both domestically and abroad. Accordingly, the Company’s reportable segments consist of (1) U.S. based facilities and (2) United Kingdom based facilities. Except for the prior year total asset figures, which have not been restated, the following amounts exclude discontinued operations (in thousands) (Note 2).

	United	United
Three Months Ended June 30, 2009	States	Kingdom	Total

Net patient service revenues	$106,436	$26,380	$132,816
Other revenues	23,551	—	23,551

Total revenues	$129,987	$26,380	$156,367

Depreciation and amortization	$7,170	$1,740	$8,910
Operating income	51,662	5,650	57,312
Net interest income (expense)	(16,674)	373	(16,301)
Income tax expense	(6,305)	(1,692)	(7,997)
Total assets	2,045,195	325,408	2,370,603
Capital expenditures	3,744	2,377	6,121

	United	United
Six Months Ended June 30, 2009	States	Kingdom	Total

Net patient service revenues	$216,639	$50,752	$267,391
Other revenues	46,116	—	46,116

Total revenues	$262,755	$50,752	$313,507

Depreciation and amortization	$14,685	$3,180	$17,865
Operating income	102,631	11,103	113,734
Net interest expense	(33,694)	(360)	(34,054)
Income tax expense	(11,552)	(3,068)	(14,620)
Total assets	2,045,195	325,408	2,370,603
Capital expenditures	8,540	4,119	12,659

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	United	United
Three Months Ended June 30, 2008	States	Kingdom	Total

Net patient service revenues	$110,158	$32,764	$142,922
Other revenues	19,980	—	19,980

Total revenues	$130,138	$32,764	$162,902

Depreciation and amortization	$7,737	$1,775	$9,512
Operating income	41,289	6,755	48,044
Net interest expense	(19,416)	(1,405)	(20,821)
Income tax expense	(3,463)	(1,574)	(5,037)
Total assets	1,927,453	384,782	2,312,235
Capital expenditures	5,572	2,970	8,542

	United	United
Six Months Ended June 30, 2008	States	Kingdom	Total

Net patient service revenues	$224,369	$65,243	$289,612
Other revenues	38,690	—	38,690

Total revenues	$263,059	$65,243	$328,302

Depreciation and amortization	$15,258	$3,588	$18,846
Operating income	85,021	13,904	98,925
Net interest expense	(39,235)	(2,893)	(42,128)
Income tax expense	(9,396)	(3,215)	(12,611)
Total assets	1,927,453	384,782	2,312,235
Capital expenditures	8,514	12,486	21,000

(9)	Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million and $1.0 million in the three months and six months ended June 30, 2009 and 2008, respectively. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control.

In June 2009, the Company agreed to lend up to $10.0 million to Trinity MC, LLC (Trinity), an acute care hospital in the Dallas/Fort Worth area. A majority interest (71%) in Trinity is owned by BRMCG Holdings, LLC, a wholly owned subsidiary of Baylor Regional Medical Center at Grapevine, a controlled affiliate of Baylor Health Care System (“Baylor”). Trinity operates Baylor Medical Center at Carrollton (“BMCC”). The Company has no ownership in Trinity. The revolving note earns interest at a rate of 6.0% per annum, is due on demand and, if not called earlier, matures in December 2009. The principal on the revolving note is reduced daily by sweeps from certain of Trinity’s bank accounts and advances of additional principal are made as requested by Trinity. Trinity’s accounts receivable and certain deposit accounts are held as collateral by the Company. At June 30, 2009, approximately $3.7 million was outstanding under the revolving note agreement and is included in “other receivables” on the accompanying consolidated balance sheet. Baylor’s Chief Executive Officer is a member of the Company’s board of directors. A Company Vice President is a member of the Board of Managers of BMCC. The Company believes the terms of the revolving note were negotiated at arms’ length.

In addition, as discussed in Note 7, the Company’s parent, USPI Group Holdings, Inc., issued warrants with an estimated fair value of $0.3 million to Baylor in January 2008. Similar grants have been made to other healthcare systems with which the Company operates facilities.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(10)	Commitments and Contingencies

As of June 30, 2009, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $57.0 million. Of the total, $28.4 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and operating lease commitments, and the remaining $28.6 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and operating lease commitments.

In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has recorded long-term liabilities totaling approximately $0.2 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties. The Company also has $1.6 million of letters of credit outstanding.

(11)	New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) interests should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. SFAS 167 also requires a number of additional disclosures about an entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 applies to the Company beginning on January 1, 2010. The Company is currently evaluating what impact SFAS 167 will have on its consolidated financial statements and disclosures.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of U.S. GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the implementation of SFAS 168 to have any impact on its consolidated financial statements or disclosures.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

provided for fiscal years ending after December 15, 2009. The Company does not expect that FSP FAS 132(R)-1 will have a material impact on its consolidated financial statement disclosures.

(12)	Subsequent Events

The Company has entered into letters of intent with various entities regarding possible joint venture, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation. The Company’s management has evaluated subsequent events through July 31, 2009, the date that the consolidated financial statements were issued, and concluded there are no material subsequent events.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of June 30, 2009	Guarantors	Investees	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$115,272	$8,615	$—	$123,887
Accounts receivable, net	—	54,664	35	54,699
Other receivables	53,173	46,623	(74,780)	25,016
Inventories of supplies	265	8,072	—	8,337
Prepaids and other current assets	10,294	3,469	—	13,763

Total current assets	179,004	121,443	(74,745)	225,702
Property and equipment, net	16,784	179,295	623	196,702
Investments in unconsolidated affiliates	1,038,962	—	(722,773)	316,189
Goodwill and intangible assets, net	816,125	332,360	456,915	1,605,400
Other assets	97,106	1,455	(71,951)	26,610

Total assets	$2,147,981	$634,553	$(411,931)	$2,370,603

Liabilities and Equity
Current liabilities:
Accounts payable	$868	$19,065	$—	$19,933
Accrued expenses and other	229,065	48,160	(72,555)	204,670
Current portion of long-term debt	5,547	19,477	(1,740)	23,284

Total current liabilities	235,480	86,702	(74,295)	247,887
Long-term debt, less current portion	949,868	124,779	(19,978)	1,054,669
Other long-term liabilities	152,853	13,238	(930)	165,161
Parent’s equity	809,780	398,879	(398,879)	809,780
Noncontrolling interests	—	10,955	82,151	93,106

Total liabilities and equity	$2,147,981	$634,553	$(411,931)	$2,370,603

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
As of December 31, 2008	Guarantors	Investees	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$42,025	$7,410	$—	$49,435
Accounts receivable, net	—	57,172	41	57,213
Other receivables	43,033	39,454	(65,417)	17,070
Inventories of supplies	109	8,970	—	9,079
Prepaids and other current assets	9,625	2,110	—	11,735

Total current assets	94,792	115,116	(65,376)	144,532
Property and equipment, net	16,036	184,959	829	201,824
Investments in unconsolidated affiliates	1,022,144	63	(714,436)	307,771
Goodwill and intangible assets, net	790,491	322,866	475,782	1,589,139
Other assets	97,400	152	(72,655)	24,897

Total assets	$2,020,863	$623,156	$(375,856)	$2,268,163

Liabilities and Equity
Current liabilities:
Accounts payable	$910	$21,284	$—	$22,194
Accrued expenses and other	153,249	46,371	(62,932)	136,688
Current portion of long-term debt	5,556	20,368	(1,436)	24,488

Total current liabilities	159,715	88,023	(64,368)	183,370
Long-term debt, less current portion	954,968	139,445	(20,954)	1,073,459
Other long-term liabilities	142,043	12,169	(1,056)	153,156
Parent’s equity	764,137	371,335	(371,335)	764,137
Noncontrolling interests	—	12,184	81,857	94,041

Total liabilities and equity	$2,020,863	$623,156	$(375,856)	$2,268,163

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Income:

		Non-Participating	Consolidation	Consolidated
For the Six Months Ended June 30, 2009	Guarantors	Investees	Adjustments	Total

Revenues	$48,646	$276,369	$(11,508)	$313,507
Equity in earnings of unconsolidated affiliates	66,693	1,707	(40,203)	28,197
Operating expenses, excluding depreciation and amortization	38,697	182,935	(11,527)	210,105
Depreciation and amortization	3,594	14,065	206	17,865

Operating income	73,048	81,076	(40,390)	113,734
Interest expense, net	(30,322)	(4,021)	289	(34,054)
Other income (expense), net	(10,128)	62	(155)	(10,221)

Income from before income taxes	32,598	77,117	(40,256)	69,459
Income tax expense	(10,159)	(4,461)	—	(14,620)

Net income	22,439	72,656	(40,256)	54,839
Less: Net income attributable to noncontrolling interests	—	(4,806)	(27,594)	(32,400)

Net income attributable to Parent	$22,439	$67,850	$(67,850)	$22,439

		Non-Participating	Consolidation	Consolidated
For the Six Months Ended June 30, 2008	Guarantors	Investees	Adjustments	Total

Revenues	$46,394	$293,836	$(11,928)	$328,302
Equity in earnings of unconsolidated affiliates	55,053	1,184	(35,095)	21,142
Operating expenses, excluding depreciation and amortization	39,293	204,298	(11,918)	231,673
Depreciation and amortization	3,479	15,050	317	18,846

Operating income	58,675	75,672	(35,422)	98,925
Interest expense, net	(35,604)	(6,536)	12	(42,128)
Other income (expense), net	218	182	(155)	245

Income from continuing operations before income taxes	23,289	69,318	(35,565)	57,042
Income tax expense	(8,210)	(4,401)	—	(12,611)

Income from continuing operations	15,079	64,917	(35,565)	44,431
Earnings (loss) from discontinued operations, net of tax	(895)	6	—	(889)

Net income	14,184	64,923	(35,565)	43,542
Less: Net income attributable to noncontrolling interests	—	(4,437)	(24,921)	(29,358)

Net income attributable to Parent	$14,184	$60,486	$(60,486)	$14,184

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
Six Months Ended June 30, 2009	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$22,439	$72,656	$(40,256)	$54,839
Changes in operating and intercompany assets and liabilities and noncash items included in net income	(2,323)	9,846	14,303	21,826

Net cash provided by operating activities	20,116	82,502	(25,953)	76,665
Cash flows from investing activities:
Purchases of property and equipment, net	(1,195)	(9,895)	—	(11,090)
Purchases and sales of businesses and equity interests, net	(6,693)	98	—	(6,595)
Other items, net	(2,122)	(7,532)	8,249	(1,405)

Net cash used in investing activities	(10,010)	(17,329)	8,249	(19,090)
Cash flows from financing activities:
Long-term borrowings, net	(5,117)	(9,609)	620	(14,106)
Purchases and sales of noncontrolling interests, net	126	—	—	126
Distributions to noncontrolling interests	—	(55,918)	25,953	(29,965)
Increase in cash held on behalf of noncontrolling interest holders and other	68,132	1,337	(8,869)	60,600

Net cash provided by (used in) financing activities	63,141	(64,190)	17,704	16,655
Effect of exchange rate changes on cash	—	222	—	222

Net increase in cash	73,247	1,205	—	74,452
Cash at the beginning of the period	42,025	7,410	—	49,435

Cash at the end of the period	$115,272	$8,615	$—	$123,887

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
Six Months Ended June 30, 2008	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$14,184	$64,923	$(35,565)	$43,542
Loss from discontinued operations	889	—	—	889
Changes in operating and intercompany assets and liabilities and noncash items included in net income	3,842	10,344	5,003	19,189

Net cash provided by operating activities	18,915	75,267	(30,562)	63,620
Cash flows from investing activities:
Purchases of property and equipment, net	(2,503)	(18,012)	—	(20,515)
Purchases and sales of businesses and equity interests, net	(6,603)	(131)	—	(6,734)
Other items, net	121	2,214	(364)	1,971

Net cash used in investing activities	(8,985)	(15,929)	(364)	(25,278)
Cash flows from financing activities:
Long-term borrowings, net	10,775	328	424	11,527
Purchases and sales of noncontrolling interests, net	(7,538)	—	—	(7,538)
Distributions to noncontrolling interests	—	(61,071)	30,138	(30,933)
Increase in cash held on behalf of noncontrolling interest holders and other	(2,457)	3,293	364	1,200

Net cash provided by (used in) financing activities	780	(57,450)	30,926	(25,744)
Net cash provided by discontinued operations	56	—	—	56
Effect of exchange rate changes on cash	—	(9)	—	(9)

Net increase in cash	10,766	1,879	—	12,645
Cash at the beginning of the period	66,665	10,093	—	76,758

Cash at the end of the period	$77,431	$11,972	$—	$89,403

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans,” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness, general economic and business conditions, including without limitation the condition of financial markets, both nationally and internationally; foreign currency fluctuations; geographic concentrations of certain of our operations; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into or renew managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States and the United Kingdom; the effects of insurers, healthcare providers and others to contain healthcare costs; the possible enactment of federal or state healthcare reform; liability and other claims asserted against us; the highly competitive nature of the healthcare industry; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses and other health care professionals; the availability of suitable acquisition and development opportunities and the length of time it takes to accomplish acquisitions and developments; our ability to integrate new businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks, and uncertainties discussed in this Quarterly Report on Form 10-Q. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

Overview

We operate ambulatory surgery centers and surgical hospitals in the United States and the United Kingdom. As of June 30, 2009, we operated 170 facilities, consisting of 166 in the United States and four in the United Kingdom. All 166 of our U.S. facilities include local physician owners, and 105 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of most of our existing facilities, our agreements with hospital partners provide a framework for the planning and construction of additional facilities in the future, including all three of the facilities we are currently constructing as well as the five additional projects under development.

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

In the United Kingdom we operate three hospitals and an oncology clinic, which supplement the services provided by the government-sponsored healthcare system. Our patients choose to receive care at private facilities primarily because of waiting lists to receive diagnostic procedures or elective surgery at government-sponsored facilities and pay us either from personal funds or through private insurance, which is offered by many employers as a benefit to their employees. Since acquiring our first two hospitals in the United Kingdom in 2000, we have expanded selectively by acquiring a third hospital and increasing the capacity and services offered at each facility, including the construction of an oncology clinic near the campus of one of our hospitals.

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

Our determination of whether to consolidate an entity in which we hold an investment, account for it under the equity method, or carry it at cost has a significant impact on our consolidated financial statements because of the typical business model under which we operate, particularly in the United States, where the majority of the facilities we operate are partially owned by hospital partners, physicians, and other parties. These quarterly consolidated financial statements have been prepared using the same consolidation policy as that used in our latest audited consolidated financial statements.

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

Acquisitions, Equity Investments and Development Projects

As part of our growth strategy, we acquire interests in existing surgical facilities from third parties and invest in new facilities that we develop in partnership with hospital partners and local physicians. While many of these transactions have historically resulted in our controlling the acquired entity (business combinations), we did not obtain controlling interests in any of the four facilities in which we acquired ownership during the first six months of 2009.

We regularly engage in the purchase and sale of equity interests with respect to our investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the six months ended June 30, 2009, these transactions resulted in a cash outflow of approximately $7.4 million, which is summarized below:

Effective Date	Facility Location	Amount

Investments
February 2009	Granbury, Texas(1)	$2.0 million
February 2009	Stockton, California(1)	2.5 million
May 2009	St. Louis, Missouri(2)	0.9 million
Various	Various(3)	2.0 million

Total		$7.4 million

(1)	Acquisition of a noncontrolling interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with one of our hospital partners and local physicians.

(2)	Acquisition of the right to manage a surgical facility in which we previously had no involvement. We have a purchase option to acquire a 20% equity interest in the facility within one year, and after approximately three years, an option to purchase an additional 20% equity interest.

(3)	Represents the purchase of additional ownership and equity contributions in various unconsolidated affiliates.

Additionally, effective January 1, 2009, we acquired noncontrolling equity interests in and rights to manage two surgical facilities in which we previously had no involvement. These facilities are jointly owned with one of our hospital partners and local physicians. The total purchase price of $2.2 million was paid in December 2008.

We control and therefore consolidate the results of 61 of our 170 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. Under Statement of Financial Accounting Standards No. 160 Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which was adopted by us effective January 1, 2009, these transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests.

During the six months ended June 30, 2009, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $1.8 million and $1.9 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $4.8 million decrease to our additional paid-in capital during the six months ended June 30, 2009.

Discontinued Operations, Other Dispositions, and Deconsolidations

During the six months ended June 30, 2009, we sold all of our ownership interests in two facilities as summarized below.

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

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenues of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and contract service revenues, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians and hospitals. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months
	Ended		Six Months
	June 30,		Ended June 30,
	2009	2008	2009	2008

Net patient service revenues	85%	88%	85%	88%
Management and contract service revenues	12	11	12	11
Other revenues	3	1	3	1

Total revenues	100%	100%	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. As a percent of our total revenues, these revenues decreased to 85% of our total revenues for the three and six months ended June 30, 2009. This decrease is due in part to the U.S. dollar strengthening against the British pound, and also is due to shifting of more of our facilities to joint ventures with hospital partners, which usually requires us to account for the facility under the equity method of accounting. With respect to facilities accounted for under the equity method of accounting, we do not include the facilities’ net patient service revenues in our financial results; instead, our consolidated financial statements reflect revenues we earn for our management and contract services, as noted below. Our share of the revenues, net of expenses, of equity method facilities, is reported in our consolidated financial statements as “equity in earnings of unconsolidated affiliates,” which is displayed between revenues and expenses.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Management of surgical facilities	$11,486	$9,994	$22,667	$19,647
Contract services provided to hospitals, physicians and related entities	7,782	8,720	15,385	16,511

Total management and contract service revenues	$19,268	$18,714	$38,052	$36,158

As described above, our primary business is the operation of surgical facilities. In addition, we earn contract service revenues from other parties, primarily from hospitals through an endoscopy services business we acquired in 2006.

The following table summarizes our revenues by operating segment:

	Three Months
	Ended		Six Months
	June 30,		Ended June 30,
	2009	2008	2009	2008

United States	83%	80%	84%	80%
United Kingdom	17	20	16	20

Total	100%	100%	100%	100%

Between June 30, 2008 and June 30, 2009, the value of the British pound as compared to the U.S. dollar weakened approximately 25%. This decrease in value resulted in the proportion of our total revenues derived from U.K. operations as stated in U.S. dollars to decrease in the three and six months ended June 30, 2009, as compared to the corresponding prior year periods.

Equity in Earnings of Unconsolidated Affiliates

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for 107 of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenues	$286,729	$239,786	$555,454	$469,123
Operating expenses:
Salaries, benefits, and other employee costs	68,079	59,296	132,343	116,670
Medical services and supplies	65,883	52,169	126,391	98,371
Other operating expenses	67,104	61,225	130,748	120,253
Depreciation and amortization	12,421	12,678	24,891	24,651

Total operating expenses	213,487	185,368	414,373	359,945

Operating income	73,242	54,418	141,081	109,178
Interest expense, net	(6,395)	(5,968)	(12,326)	(12,207)
Other	986	(2,765)	1,341	(1,688)

Income before income taxes	$67,833	$45,685	$130,096	$95,283

Long-term debt	$286,366	$278,628	$286,366	$278,628
USPI’s equity in earnings of unconsolidated affiliates	14,639	10,094	28,197	21,142
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	21.6%	22.1%	21.7%	22.2%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	25.1%	25.0%	25.1%	25.0%
Unconsolidated facilities operated at period end	107	98	107	98

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about its involvement in equity method investments.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This is a non-GAAP measure but management believes it provides further useful information about its involvement in equity method investments.

Results of Operations

The following table summarizes certain statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Total revenues	100%	100%	100%	100%
Equity in earnings of unconsolidated affiliates	9.4	6.2	9.0	6.4
Operating expenses, excluding depreciation and amortization	(67.0)	(70.9)	(67.0)	(70.6)
Depreciation and amortization	(5.7)	(5.8)	(5.7)	(5.7)

Operating income	36.7	29.5	36.3	30.1
Interest and other expense, net	(10.6)	(13.3)	(14.1)	(12.8)

Income from continuing operations before income taxes	26.1	16.2	22.2	17.3
Income tax expense	(5.1)	(3.1)	(4.7)	(3.8)

Income from continuing operations	21.0	13.1	17.5	13.5
Loss from discontinued operations	—	(0.6)	—	(0.3)

Net income	21.0	12.5	17.5	13.2

Less: Net income attributable to noncontrolling interests	(10.3)	(8.5)	(10.3)	(8.9)

Net income attributable to USPI’s common stockholder	10.7%	4.0%	7.2%	4.3%

Executive Summary

We continue to grow our existing facilities, develop new facilities with our hospital partners and add others selectively through acquisition. Our operating results continue to be strong, as our operating income increased 19% during the second quarter of 2009 as compared to the second quarter of 2008, and operating income margin increased by 720 basis points during the same period. While these measures generally represent a continuation of the trend we experienced during the first quarter, the second quarter results were even stronger than the 11% and 510 basis point increases noted during the first quarter.

Also continuing a trend experienced in the first quarter, these results were driven primarily by higher volumes of more complex procedures at our U.S. facilities, resulting in an increase in average revenue per procedure, and by improvements in leveraging our operating expenses. While our operating income and cash flows continue to be driven by an increase in the revenues, net of expenses, of all facilities we operate (systemwide), more than half of these facilities are accounted for under the equity method. This resulted in our systemwide revenues increasing 10% during the second quarter of 2009, driving an increase of 19% in our operating income, while the revenues reported in our consolidated income statement, which consist only of consolidated facilities, decreased by 4%. Although the revenues of our consolidated facilities continue to grow on average, we sold a partial interest in two consolidated facilities during the first quarter of 2009, which resulted in our accounting for them under the equity method and thus no longer including their revenues in our consolidated statement of income. In addition, our consolidated revenues reported by the U.K. during the second quarter of 2009 were lower by approximately $7.0 million as compared to the prior year period due to the strengthening of the U.S. dollar as compared to the British pound, which reduced the second quarter’s operating income by $1.4 million and net income by $0.7 million. A more detailed description of our revenues, including a table quantifying key elements of our change in revenues compared to the prior year, is presented in “Revenues,” later in this document.

The increased focus on equity method facilities is a direct result of deploying our primary U.S. business strategy of jointly owning our facilities with not-for-profit health systems and local physicians. While we believe this strategy increases our net income over time, it does not translate to proportionate increases in revenues, as our share of these facilities’ revenues and expenses is reflected on a net basis within “equity in earnings of unconsolidated affiliates” rather than being included in the individual revenue and expense line items of our financial statements. This business model frequently results in our profits growing at a different rate than our individual revenue and expense line items. Accordingly, we increasingly focus on systemwide measures, which include all facilities we operate, in order to analyze the health of our business and explain increases in our operating income, as described more fully in the following section.

We added six facilities during the first six months of 2009 and completed the sale of two facilities. Consistent with our strategy, our overall net increase in facilities continues to be heavily weighted toward facilities we operate with a hospital partner. From June 30, 2008 to June 30, 2009, our overall number of facilities increased by 13, and the number of facilities we operate with a hospital partner increased by 14, including our newest de novo facility, which opened in the Detroit, Michigan area in June 2009. Our development pipeline remains active, with eight facilities under development at June 30, 2009, of which three have reached the stage of commencing construction. All of these facilities are being developed with a hospital partner.

Our net income (attributable to USPI’s common stockholder) increased $8.3 million during the first six months of 2009 as compared to the corresponding prior year period, driven largely by an increase in equity in earnings of unconsolidated affiliates and companywide cost control measures. Additionally, our net interest expense was $8.1 million lower than in the first six months of 2008, primarily due to a decrease in market interest rates. These increases to net income more than offset first quarter 2009 nonoperating losses totaling $10.9 million related to the deconsolidation of two facilities, which we believe will improve our long-term profitability, and the sale of our interests in two others. In addition, the prior year results include a $3.0 million increase in operating income that we recorded in finalizing a new contract with a major payer.

Overall, we continue to grow our existing facilities and focus our business development activities primarily in markets where we have a hospital partner or believe that we have the potential to develop such a relationship. This strategy primarily directs where we deploy capital. It also leads us to sell facilities from time to time that do not meet this or other strategic objectives.

Systemwide Operating Results

As described above, our net income and cash flows are heavily driven by the performance of the facilities we operate, but we own less than 100% of each facility we operate. Each facility is operated as a separate legal entity in which we generally are an investor; other investors include physicians who utilize the facility and, in many cases, a local not-for-profit health system. Our ownership interest, and thereby our share of each facility’s earnings, varies from facility to facility. Accordingly, we analyze our performance by focusing on (1) the performance of our facilities and (2) our ownership interest in these facilities, which determines how much net income and cash flows we derive from our facilities.

Our net earnings from each facility are driven by these two factors, regardless of whether we control (and thus consolidate) each facility. However, the individual revenue and expense line items of our consolidated financial statements only include the revenues and expenses of the facilities in which we own a controlling interest, which represents only 61 of our 170 facilities. We account for our investments in the majority of our facilities under the equity method, as we exercise significant influence over the operations of these entities but do not technically control them.

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

	Three Months Ended June 30,
	2009					2008
					USPI as					USPI as
	USPI	Unconsolidated	Consolidation		Reported	USPI	Unconsolidated	Consolidation		Reported
	System-Wide(1)	Affiliates(2)	Adjustments		Under GAAP	System-Wide(1)	Affiliates(2)	Adjustments		Under GAAP
Revenues:
Net patient service revenues	$421,505	$(288,689)	$—		$132,816	$384,080	$(241,158)	$—		$142,922
Management and administrative services revenues	7,803	—	11,465	(3)	19,268	8,742	—	9,972	(3)	18,714
Other income	5,987	(1,704)	—		4,283	1,532	(266)	—		1,266

Total revenues	435,295	(290,393)	11,465		156,367	394,354	(241,424)	9,972		162,902
Equity in earnings of unconsolidated affiliates	—	—	14,639	(4)	14,639	—	—	10,094	(4)	10,094
Operating expenses:
Salaries, benefits and other employee costs	111,969	(68,978)	—		42,991	106,162	(59,729)	—		46,433
Medical services and supplies	91,605	(66,790)	—		24,815	81,135	(52,378)	—		28,757
Other operating expenses	74,416	(61,484)	11,465	(3)	24,397	72,065	(53,487)	9,972	(3)	28,550
General and administrative expenses	9,755	—	—		9,755	9,739	—	—		9,739
Provision for doubtful accounts	9,640	(6,814)	—		2,826	10,083	(8,122)	—		1,961
Depreciation and amortization	21,424	(12,514)	—		8,910	22,190	(12,678)	—		9,512

Total operating expenses	318,809	(216,580)	11,465		113,694	301,374	(186,394)	9,972		124,952

Operating income	116,486	(73,813)	14,639		57,312	92,980	(55,030)	10,094		48,044
Interest income	1,366	(91)	—		1,275	1,191	(404)	—		787
Interest expense	(24,030)	6,454	—		(17,576)	(27,979)	6,371	—		(21,608)
Other, net	829	(986)	—		(157)	(468)	(358)	—		(826)

Total other expenses, net	(21,835)	5,377	—		(16,458)	(27,256)	5,609	—		(21,647)

Income from continuing operations before income taxes	94,651	(68,436)	14,639		40,854	65,724	(49,421)	10,094		26,397
Income tax expense	(9,392)	1,395	—		(7,997)	(6,555)	1,518	—		(5,037)

Income from continuing operations	85,259	(67,041)	14,639		32,857	59,169	(47,903)	10,094		21,360
Loss from discontinued operations, net of tax	—	—	—		—	(945)	—	—		(945)

Net income	85,259	(67,041)	14,639		32,857	58,224	(47,903)	10,094		20,415
Less: Net income attributable to noncontrolling interests	(68,507)	—	52,402	(5)	(16,105)	(51,761)	—	37,809	(5)	(13,952)

Net income attributable to USPI/Parent(6)	$16,752	$(67,041)	$67,041		$16,752	$6,463	$(47,903)	$47,903		$6,463

	Six Months Ended June 30,
	2009					2008
					USPI as					USPI as
	USPI	Unconsolidated	Consolidation		Reported	USPI	Unconsolidated	Consolidation		Reported
	System-Wide(1)	Affiliates(2)	Adjustments		Under GAAP	System-Wide(1)	Affiliates(2)	Adjustments		Under GAAP
Revenues:
Net patient service revenues	$827,872	$(560,481)	$—		$267,391	$761,670	$(472,058)	$—		$289,612
Management and administrative services revenues	15,427	—	22,625	(3)	38,052	16,553	—	19,605	(3)	36,158
Other income	10,487	(2,423)	—		8,064	3,730	(1,198)	—		2,532

Total revenues	853,786	(562,904)	22,625		313,507	781,953	(473,256)	19,605		328,302
Equity in earnings of unconsolidated affiliates	—	—	28,197	(4)	28,197	13	(13)	21,142	(4)	21,142
Operating expenses:
Salaries, benefits and other employee costs	219,982	(134,117)	—		85,865	211,434	(117,786)	—		93,648
Medical services and supplies	178,623	(128,055)	—		50,568	156,814	(98,969)	—		57,845
Other operating expenses	146,942	(120,873)	22,625	(3)	48,694	142,427	(105,829)	19,605	(3)	56,203
General and administrative expenses	20,099	—	—		20,099	20,167	—	—		20,167
Provision for doubtful accounts	17,086	(12,207)	—		4,879	19,302	(15,492)	—		3,810
Depreciation and amortization	42,956	(25,091)	—		17,865	43,544	(24,698)	—		18,846

Total operating expenses	625,688	(420,343)	22,625		227,970	593,688	(362,774)	19,605		250,519

Operating income	228,098	(142,561)	28,197		113,734	188,278	(110,495)	21,142		98,925
Interest income	2,017	(276)	—		1,741	2,743	(918)	—		1,825
Interest expense	(48,465)	12,670	—		(35,795)	(57,089)	13,136	—		(43,953)
Other, net	(8,881)	(1,340)	—		(10,221)	1,680	(1,435)	—		245

Total other expenses, net	(55,329)	11,054	—		(44,275)	(52,666)	10,783	—		(41,883)

Income from continuing operations before income taxes	172,769	(131,507)	28,197		69,459	135,612	(99,712)	21,142		57,042
Income tax expense	(17,710)	3,090	—		(14,620)	(15,262)	2,651	—		(12,611)

Income from continuing operations	155,059	(128,417)	28,197		54,839	120,350	(97,061)	21,142		44,431
Loss from discontinued operations, net of tax	—	—	—		—	(889)	—	—		(889)

Net income	155,059	(128,417)	28,197		54,839	119,461	(97,061)	21,142		43,542
Less: Net income attributable to noncontrolling interests	(132,620)	—	100,220	(5)	(32,400)	(105,277)	—	75,919	(5)	(29,358)

Net income attributable to USPI/Parent(6)	$22,439	$(128,417)	$128,417		$22,439	$14,184	$(97,061)	$97,061		$14,184

(1)	Our systemwide statements of income treat all of our facilities as though they were consolidated subsidiaries. Our consolidated systemwide statement of income is not a measure defined under GAAP because it includes the revenues and expenses of entities we do not control and thus do not consolidate for financial reporting purposes under GAAP. We believe that systemwide revenues, expenses, and operating margins are important to understanding our business, since these measures include the health of the unconsolidated operating entities that comprise over 60% of our facilities. For example, these facilities’ growth in revenues directly affects our earnings in the form of management fees we earn for operating the facilities, as well as indicating the degree to which we are growing revenues and leveraging costs at these facilities, which are the key drivers of our net income. Our definition of systemwide statement of income may differ materially from similarly titled measures of other companies. Our systemwide net income is the same as our net income reported under GAAP.

(2)	Subtracts the aggregated revenues and expenses of our unconsolidated affiliates and two facilities in which we hold no ownership but operate under management contracts.

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

Our average ownership interest in the U.S. surgical facilities we operate is as follows:

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2009	December 31, 2008	June 30, 2008

Equity method facilities(1)	21.7%	21.4%	22.2%
Consolidated facilities(2)	49.2%	48.8%	47.7%
Total(3)	30.7%	30.5%	31.6%

(1)	Computed for equity method facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income of U.S. surgical facilities we account for under the equity method.

(2)	Computed for consolidated facilities by dividing (a) the aggregate net income of U.S. surgical facilities we operate less net income attributable to the noncontrolling interests of consolidated subsidiaries by (b) the aggregate net income of our consolidated U.S. surgical facilities.

(3)	Computed in total by dividing our share of the facilities’ net income, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income of our U.S. surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. While our average ownership in each group (equity method facilities and consolidated facilities) has not significantly changed in recent years, the shift of business into the equity method model has caused a decrease in the overall average ownership percentage. This shift is driven by our increased focus on partnering our facilities with hospital partners in addition to physicians, which generally results in our accounting for more facilities under the equity method. Of the 105 facilities we operate with a hospital partner as of June 30, 2009, we account for 86, or 82%, under the equity method. As described more fully below and in our Annual Report on Form 10-K, operating surgical facilities in partnership with hospital partners is a key element of our long-term strategy in the U.S.

Revenues

Our consolidated net revenues decreased 4% and 5% and our operating income increased 19% and 15%, during the three and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. The table below quantifies several significant items impacting year over year growth.

	Three Months Ended June 30, 2009
	USPI as Reported
	Under GAAP	USPI System-Wide

Total revenues, period ended June 30, 2008	$162,902	$394,354
Add: Revenue from acquired facilities	6,870	23,587
Less: Revenue of disposed facilities	—	(5,039)
Less: Revenue of deconsolidated facilities	(14,384)	—
Other payer adjustments	1,165	1,015
Impact of exchange rate	(6,922)	(6,922)

Adjusted base period	149,631	406,995
Operating growth	6,435	28,251
Non-facility based revenue	301	49

Total revenues, period ended June 30, 2009	$156,367	$435,295

	Six Months Ended June 30, 2009
	USPI as Reported
	Under GAAP	USPI System-Wide

Total revenues, period ended June 30, 2008	$328,302	$781,953
Add: Revenue from acquired facilities	14,064	50,879
Less: Revenue of disposed facilities	—	(14,974)
Less: Revenue of deconsolidated facilities	(27,546)	—
Other payer adjustments	78	(7,985)
Impact of exchange rate	(15,865)	(15,865)

Adjusted base period	299,033	794,008
Operating growth	9,831	58,804
Non-facility based revenue	4,643	974

Total revenues, period ended June 30, 2009	$313,507	$853,786

The revenues of consolidated entities we owned during both 2008 and 2009 increased $6.4 million and $9.8 million during the three months and six months ended June 30, 2009, respectively, as compared to the corresponding prior year periods. We also added revenues by acquiring consolidated businesses. However, these increases were more than offset by the U.S. dollar being stronger in the 2009 periods than in the prior year periods and by the impact of our selling a portion of two consolidated facilities to a hospital partner, which resulted in our deconsolidating those two facilities effective March 1, 2009. As a result, our revenues reported under GAAP actually decreased on a year-over-year basis.

However, our system-wide revenues, which include both consolidated and unconsolidated facilities, increased by 10% and 9% during the three months and six months ended June 30, 2009, as compared to the corresponding prior year periods, which together with improvements in operating margins driven in part by improved cost control (see “Facility Operating Margins”), more closely correlates with our operating income growing 19% and 15% for the three months and six months ended June 30, 2009, respectively. We believe system-wide revenue growth is a better indicator of the growth in profits we should expect because, while the revenues of unconsolidated facilities are not included in the revenues reported on our consolidated statements of income, our share of unconsolidated facilities’ profits are included in our operating income. Thus, growing the volume and profits of unconsolidated facilities has relatively little impact on our consolidated revenues, but our share of these facilities’ increases in net income (equity in earnings of unconsolidated affiliates grew by 45% and 33% during the three months and six months ended June 30, 2009, as compared to the corresponding prior year periods) is reflected in our operating income and net income. Accordingly, we primarily focus on systemwide revenue growth as opposed to consolidated revenue growth in analyzing the overall performance of our business

The growth in systemwide revenues was driven primarily by our U.S. facilities that have been open for more than one year (same store facilities). This group of facilities experienced revenue growth of 8% during both the three and six months ended June 30, 2009, as compared to 11% and 9% for the three months and six months ended June 30, 2008. The growth in these facilities thus far in 2009 and throughout 2008 was driven more by increases in net revenue per case than by increases in volume. While some of this shift reflects increases in rates we negotiate with payers, we believe a more significant portion of the increase is driven by the type of cases we performed, which continue to shift to more complex cases on average.

The strengthening of the U.S. dollar versus the British pound caused a significant drop in the reported revenues for the first six months of 2009 as compared to the corresponding prior year period, but in local currency (or measured at constant exchange rates) our U.K. facilities continued to generate revenue growth. However, this growth has been slower in 2009 than in recent years, largely due to a decrease in self-pay business. Self-pay business is generally considered more susceptible to changes in general economic conditions, as the cost of care is borne entirely by the patient rather than shared with private insurers or borne by the National Health Service. In addition, our U.K. operations’ rate of growth during the first six months of 2008 was extremely strong (14%), making the year-over-year comparisons in 2009 less favorable.

The following table summarizes our systemwide same facility revenue growth rates, as compared to the three and six months ended June 30, 2008:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

United States facilities:
Net revenue	7.5%	8.0%
Surgical cases	2.2%	2.4%
Net revenue per case(1)	5.2%	5.5%
United Kingdom facilities:
Adjusted admissions	(3.6)%	(2.1)%
Net revenue using actual exchange rates	(19.9)%	(22.5)%
Net revenue using constant exchange rates(2)	1.8%	2.5%
All same store facilities:
Net revenue using actual exchange rates	5.3%	5.5%

(1)	Our overall domestic same store growth in net revenue per case for the second quarter of 2009 was favorably impacted by the 6.8% growth at our thirteen same store surgical hospitals, which on average perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. The net revenue per case growth at our ambulatory surgery centers was 4.1% during the second quarter of 2009. The favorable impact, in the first quarter of 2008, of our collecting amounts related to past patient services in conjunction with our finalizing a new contract with a major payer has been excluded from these growth rates as it relates to dates of service prior to January 1, 2008. The revenue reductions related to two similar, but adverse, adjustments in the second quarter of 2008 were excluded for similar reasons, as was the unfavorable impact of such an amount which arose during the second quarter of 2009.

(2)	Calculated using 2009 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

Joint Ventures With Not-For-Profit Hospitals; Number of Facilities

The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (“de novos”) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. Consistent with this strategy, our overall number of facilities partnered with not-for-profit hospitals and local physicians increased by 14 from June 30, 2008 to June 30, 2009, including our newest de novo facility, which opened in June 2009 in the Detroit, Michigan area. All of our three facilities under construction at June 30, 2009 involve a hospital partner, as do all five of our projects in the earlier stages of development, and we continue to explore affiliating more facilities with hospital partners, especially for facilities in markets where we already operate other facilities with a hospital partner.

The following table summarizes the facilities we operated as of June 30, 2009 and 2008:

	June 30,
	2009	2008

United States facilities(1):
With a hospital partner	105	91
Without a hospital partner	61	63

Total U.S. facilities	166	154
United Kingdom facilities	4	3

Total facilities operated	170	157

Change from June 30, 2008:
De novo (newly constructed) and other(2)	3
Acquisition	13
Disposals(3)	(3)

Total increase in number of facilities	13

(1)	At June 30, 2009, physicians own a portion of all of these facilities.

(2)	We now consider our operations at the Parkside facility in London, consisting of a hospital and an oncology clinic, to be two separate entities in our facility count.

(3)	We sold our ownership interests in facilities in Manitowoc, Wisconsin; Las Cruces, New Mexico; and East Brunswick, New Jersey.

Facility Operating Margins

After three years of decreases, systemwide same store U.S. facility operating margins increased slightly (10 basis points) in 2008, and increased 320 basis points for the for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. This increase is largely due to improved leveraging of expenses at some of our larger facilities, which underwent expansions in 2007 and cost saving measures introduced during 2009 at our facilities. The improvement was broad-based within the group of facilities we jointly own with hospital partners. Despite revenue growth rates largely consistent with recent years, the systemwide same store U.S. facility operating income margins for our ambulatory surgery centers, which comprise over 90% of our facilities, increased 250 basis points for the six months ended June 30, 2009 as compared to the prior year period.

The facility operating income margins of our larger U.S. facilities, licensed as hospitals and comprising less than 10% of our facilities, were higher by 560 basis points for the six months ended June 30, 2009 as compared to the prior year period. A majority of the increase was driven by the continued ramp-up of business at two facilities we expanded in 2007, whose higher expense levels were not accompanied by commensurate increases in revenues until late in 2008, while improvements in profitability of other facilities contributed approximately one-third of the improvement.

The expanded facilities are jointly owned with hospital partners as well as local physicians. Consequently, their improved margins in part drove the 460 basis point increase in the group of facilities jointly owned with hospital partners. The margins of facilities we operate without a hospital partner did not fare as well, and were flat as compared to the six months ended June 30, 2008. While we believe some of this disparity is indicative of the superiority of our primary strategy of partnering with not-for-profit healthcare systems, it was also driven in part by new contracts entered into by a relatively small number of high-volume facilities during 2008.

The composition of our acquisition and development activities continues to result in the hospital-partnered group of facilities having a lower average operating margin than the group operating without a hospital partner. This is due in large part to the fact that virtually all of our newly developed facilities have a hospital partner. As they ramp-up their operations, these facilities earn lower margins in their first few years as compared to more mature facilities, which unfavorably impacts the overall margin of the hospital-partnered group of facilities. We have added 35 facilities to the hospital-partnered same store group since December 31, 2006, of which 19 were newly developed facilities. Conversely, with respect to facilities we operate without a hospital partner, we have added 10 facilities to the same store group since December 31, 2006, of which only one was developed by us. The other facilities in each group were added through acquisitions.

Our U.K. facilities, which comprise four of our 170 facilities at June 30, 2009, experienced a decrease in overall facility margins of 190 and 70 basis points during the three months and six months ended June 30, 2009 as compared to the corresponding prior year periods, primarily as a result of a decrease in self-pay business. Self-pay business is funded entirely by the patient, as compared to business reimbursed by private insurance or covered under the National Health Service.

The following table summarizes the year-over-year increases (decreases) in our systemwide same facility operating margins (see footnote 1 below), comparing the three and six months ended June 30, 2009 to the three and six months ended June 30, 2008:

	Three Months Ended	Increase		Six Months Ended	Increase
	June 30, 2009	(Decrease)		June 30, 2009	(Decrease)

United States facilities(2):
With a hospital partner	26.8%	440	bps	26.4%	460	bps
Without a hospital partner	29.5%	(20	) bps	30.2%	—	bps
Total U.S. facilities	27.5%	320	bps	27.3%	320	bps
United Kingdom facilities(3)	23.6%	(190	) bps	25.6%	(70	) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	The favorable impact, in the first quarter of 2008, of our collecting amounts related to past patient services in conjunction with our finalizing a new contract with a major payer has been excluded from these growth rates as it relates to dates of service prior to January 1, 2008. The revenue reductions related to two similar, but adverse, adjustments in the second quarter of 2008 were excluded for similar reasons, as was the unfavorable impact of such an amount which arose during the second quarter of 2009.

(3)	Calculated using 2009 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business. In addition, the $1.0 million favorable impact of a one-time recovery of value-added tax has been excluded from U.K. same facility operating margins.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues decreased by $6.5 million, or 4.0%, to $156.4 million for the three months ended June 30, 2009 from $162.9 million for the three months ended June 30, 2008. This decrease was primarily the result of our selling a partial interest in two of our consolidated facilities, which resulted in our deconsolidating the facilities. This $14.4 million decrease more than offset a $6.4 million increase in the revenues of facilities we consolidated in both 2008 and 2009. Other factors, such as acquisitions and the effect of a stronger U.S. dollar as compared to the prior year period, were largely offsetting (see the table in “Revenues”). As described above, the fact that we account for the majority of our U.S. facilities under the equity method means that our growth in net income generally outpaces our growth in reported revenues.

Equity in earnings of unconsolidated affiliates increased by $4.5 million, or 45.0%, to $14.6 million for the three months ended June 30, 2009 from $10.1 million for the three months ended June 30, 2008. The number of facilities we account for under the equity method increased by nine from June 30, 2008 to June 30, 2009. This increase in equity in earnings was primarily driven by same store growth, acquisitions of additional facilities we account for under the equity method and the deconsolidation of three facilities which we now account for under the equity method.

Operating expenses, excluding depreciation and amortization, decreased by $10.7 million, or 9.2%, to $104.8 million for the three months ended June 30, 2009 from $115.4 million for the three months ended June 30, 2008. This decrease was largely driven by the deconsolidation of two facilities ($8.7 million) and the recovery of $1.0 million in value added tax previously expensed by our U.K. subsidiary. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 67.0% for the three months ended June 30, 2009 from 70.9% for the three months ended June 30, 2008. This decrease as a percentage of revenues is primarily attributable to cost saving measures being employed across our facilities.

Depreciation and amortization decreased $0.6 million, or 6.3%, to $8.9 million for the three months ended June 30, 2009 from $9.5 million for the three months ended June 30, 2008, primarily as a result of the deconsolidation of two facilities in the first quarter of 2009. These facilities’ deprecation expense is no longer included in our consolidated depreciation expense. Depreciation and amortization, as a percentage of revenues, decreased to 5.7% for the three months ended June 30, 2009 from 5.8% for the three months ended June 30, 2008.

Operating income increased $9.3 million, or 19.3%, to $57.3 million for the three months ended June 30, 2009 from $48.0 million for the three months ended June 30, 2008. Operating income, as a percentage of revenues, increased to 36.7% for the three months ended June 30, 2009 from 29.5% for the three months ended June 30, 2008, primarily as a result of the growth in our equity in earnings of unconsolidated affiliates and cost saving measures.

Interest expense, net of interest income, decreased $4.5 million to $16.3 million for the three months ended June 30, 2009 from $20.8 million for the three months ended June 30, 2008, primarily due to lower interest rates and lower overall debt balances as compared to the prior period.

The implementation of SFAS No. 160 results in a different income statement presentation under which pretax earnings are presented before net earnings attributable to noncontrolling interests are subtracted. Comparing our income tax expense to this figure would imply a very low effective tax rate. Computing our effective tax rate the way it has historically been presented (based on pretax earnings attributable to USPI’s stockholder), our effective tax rate was 32.3% for the three months ended June 30, 2009 as compared to 40.5% for the prior year period. As discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2008, our effective rate continues to run higher than the statutory tax rates in the U.S. and U.K. due to a higher state tax effective rate and the higher interest expense resulting from our merger on April 19, 2007 with an investor group led by the private equity firm Welsh, Carson, Anderson and Stowe, which together with goodwill amortization deductible for tax purposes, is causing us to generate net operating loss carryforwards against which we are establishing a valuation allowance.

Net income was $32.9 million for the three months ended June 30, 2009 compared to $20.4 million for the three months ended June 30, 2008. This $12.4 million increase is primarily related to increases in our equity in earnings of unconsolidated affiliates and cost saving measures. Net income was also favorably impacted by lower net interest expense as a result of lower debt balances and interest rates. In addition, despite our U.K. operations growing their profits in local currency, the strengthening U.S. dollar decreased our reported net income by $0.7 million.

Net income attributable to noncontrolling interests increased $2.2 million to $16.1 million for the three months ended June 30, 2009 from $14.0 million for the three months ended June 30, 2008. The increase was due to increased profitability of certain of our existing consolidated facilities and our acquisition activities, which primarily involve our acquiring less than 100% ownership.

Net income attributable to USPI’s common stockholder was $16.8 million for the three months ended June 30, 2009 compared to $6.5 million for the three months ended June 30, 2008. This $10.3 million increase primarily related to increases in our equity in earnings of unconsolidated affiliates and cost saving measures. Net income was also favorably impacted by lower debt balances and interest rates. In addition, despite our U.K. operations growing their profits in local currency, the strengthening U.S. dollar decreased our reported net income by $0.7 million.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues decreased by $14.8 million, or 4.5%, to $313.5 million for the six months ended June 30, 2009 from $328.3 million for the six months ended June 30, 2008. This decrease was primarily the result of our selling a partial interest in two of our consolidated facilities, which resulted in our deconsolidating the facilities. This $27.6 million decrease more than offset a $9.8 million increase in the revenues of facilities we consolidated in both 2008 and 2009. Other factors, such as acquisitions and the effect of a stronger U.S. dollar as compared to the prior year period, were largely offsetting (see the table in “Revenues”). As described above, the fact that we account for the majority of our U.S. facilities under the equity method means that our growth in net income generally outpaces our growth in reported revenues.

Equity in earnings of unconsolidated affiliates increased by $7.1 million, or 33.4% to $28.2 million for the six months ended June 30, 2009 from $21.1 million for the six months ended June 30, 2008. The number of facilities we account for under the equity method increased by nine from June 30, 2008 to June 30, 2009. This increase in equity in earnings was primarily driven by same store growth, acquisitions of additional facilities we account for under the equity method and the deconsolidation of three facilities which we now account for under the equity method.

Operating expenses, excluding depreciation and amortization, decreased by $21.6 million, or 9.3%, to $210.1 million for the six months ended June 30, 2009 from $231.7 million for the six months ended June 30, 2008. This decrease was largely driven by the deconsolidation of two facilities ($17.5 million) and the recovery of $1.0 million in value added tax previously expensed by our U.K. subsidiary. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 67.0% for the six months ended June 30, 2009 from 70.6% for the six months ended June 30, 2008. This decrease as a percentage of revenues is primarily attributable to cost saving measures being employed across our facilities.

Depreciation and amortization decreased $1.0 million, or 5.2%, to $17.9 million for the six months ended June 30, 2009 from $18.8 million for the six months ended June 30, 2008, primarily as a result of the deconsolidation of two facilities in the first quarter of 2009 and as a result of the weakening of the British pound as compared to the U.S. dollar. Depreciation and amortization, as a percentage of revenues, was 5.7% for the six months ended June 30, 2009 and 2008.

Operating income increased $14.8 million, or 15.0%, to $113.7 million for the six months ended June 30, 2009 from $98.9 million for the six months ended June 30, 2008. Operating income, as a percentage of revenues, increased to 36.3% for the six months ended June 30, 2009 from 30.1% for the six months ended June 30, 2008, primarily as a result of the growth in our equity in earnings of unconsolidated affiliates and cost saving measures.

Interest expense, net of interest income, decreased $8.1 million to $34.1 million for the six months ended June 30, 2009 from $42.1 million for the six months ended June 30, 2008 primarily due to lower interest rates and additionally due to lower overall debt balances as compared to the prior period.

The implementation of SFAS No. 160 results in a different income statement presentation under which pretax earnings are presented before net earnings attributable to noncontrolling interests are subtracted. Comparing our income tax expense to this figure would imply a very low effective tax rate. Computing our effective tax rate the way it has historically been presented (based on pretax earnings attributable to USPI’s stockholder), our effective tax rate was 39.5% for the six months ended June 30, 2009 as compared to 45.6% for the prior year period. As discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2008, our effective rate continues to run higher than the statutory tax rates in the U.S. and U.K. due to a higher state tax effective rate and the higher interest expense resulting from our merger on April 19, 2007 with an investor group led by the private equity firm Welsh, Carson, Anderson and Stowe, which together with goodwill amortization deductible for tax purposes, is causing us to generate net operating loss carryforwards against which we are establishing a valuation allowance.

Net income was $54.8 million for the six months ended June 30, 2009 compared to $43.5 million for the six months ended June 30, 2008. This $11.3 million increase is primarily related to increases in our equity in earnings of unconsolidated affiliates and cost saving measures. Net income was also favorably impacted by lower net interest expense as a result of lower debt balances and interest rates. These increases in net income were offset by the $10.9 million loss we recorded on the deconsolidation of two facilities and sale of another facility during the first quarter of 2009. In addition, despite our U.K. operations growing their profits in local currency, the strengthening U.S. dollar decreased our reported net income by $1.8 million.

Net income attributable to noncontrolling interests increased $3.0 million to $32.4 million for the six months ended June 30, 2009 from $29.4 million for the six months ended June 30, 2008. The increase was due to increased profitability of certain of our existing consolidated facilities and our acquisition activities, which primarily involve our acquiring less than 100% ownership.

Net income attributable to USPI’s common stockholder was $22.4 million for the six months ended June 30, 2009 compared to $14.2 million for the six months ended June 30, 2008. This $8.3 million increase primarily related to increases in our equity in earnings of unconsolidated affiliates and cost saving measures. Net income was also favorably impacted by lower net interest expense as a result of lower debt balances and interest rates. These increases in net income were offset by the $10.9 million loss we recorded on the deconsolidation of two facilities and sale of another facility during the first quarter of 2009. In addition, despite our U.K. operations growing their profits in local currency, the strengthening U.S. dollar decreased our reported net income by $1.8 million.

Liquidity and Capital Resources

Cash Flows

During the six months ended June 30, 2009, we generated $76.7 million of cash from operating activities as compared to $63.6 million during the six months ended June 30, 2008. Cash flows from operating activities increased $13.0 million, or 20.5%, from the prior year period, primarily as a result of our growing the profits of our facilities and experiencing lower interest expense due to falling interest rates on our variable rate debt.

During the six months ended June 30, 2009, the Company’s net cash used in investing activities was $19.1 million, consisting primarily of $7.9 million for the purchase of equity interests and $11.1 million used for purchases of property and equipment, the effect of which was partially offset by proceeds from the sale of businesses and equity interests of $1.3 million. Approximately $5.0 million of the property and equipment purchases related to ongoing development projects, and the remaining $6.1 million represents purchases of equipment at existing facilities. During the six months ended June 30, 2009, net cash provided by financing activities was $16.7 million, which resulted primarily from the increase in cash held on behalf of unconsolidated affiliates of $60.6 million, offset by payments on long-term debt of $14.2 million and distributions to noncontrolling interests of $30.0 million.

Cash and cash equivalents were $123.9 million at June 30, 2009 as compared to $49.4 million at December 31, 2008, and net working capital deficit was $22.2 million and $38.8 million at June 30, 2009 and December 31, 2008, respectively. The overall negative working capital position at June 30, 2009 and December 31, 2008, is primarily the result of $126.6 million and $57.2 million due to affiliates, respectively, associated with our cash management system being employed for our unconsolidated facilities. As discussed below, we have sufficient availability under our credit facility, together with our operating cash flows, to service our obligations.

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

We and our subsidiaries, affiliates (subject to certain limitations imposed by existing indebtedness), or significant stockholders, in their sole discretion, may from time to time, purchase, redeem, exchange or retire any of our outstanding debt in privately negotiated or open market purchases, or otherwise. Such transactions will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

We may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we currently pay 0.50% per annum on the daily-unused commitment of the revolving credit facility. We also currently pay a quarterly participation fee of 2.38% per annum related to outstanding letters of credit. The term loans under the credit facility require principal payments each year in an amount of 1% per annum in equal quarterly installments. No principal payments are required on the revolving credit facility. In March 2009, we began to pay quarterly principal payments of $0.2 million on the outstanding balance of the delayed draw loans. At June 30, 2009, we had $516.3 million of debt outstanding under the credit facility at a weighted average interest rate of approximately 3.6%. At June 30, 2009, we had $98.4 million available for borrowing under the revolving credit facility, representing the facility’s $100.0 million capacity, net of $1.6 million of outstanding letters of credit. The availability on the revolving line of credit will likely be reduced by $15.0 million due to the bankruptcy of one of the revolving lenders.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of June 30, 2009.

Senior subordinated notes

Also in connection with the merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest) or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. To date, we have paid all interest payments in cash. At June 30, 2009, we had $437.5 million of Notes outstanding. The Notes are unsecured senior subordinated obligations of our company; however, the Notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of June 30, 2009.

United Kingdom borrowings

In April 2007, we entered into an amended and restated credit agreement, which covered our existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional Term Loan B facility of £10 million, which was drawn in April 2007. In March 2008, we further amended our U.K. Agreement to provide for a £2.0 million Term Loan C facility. We borrowed the entire £2.0 million in March 2008 to acquire property adjacent to one of our hospitals in London. In June 2009, we renewed our overdraft facility through April 2010. Under the renewal, we must pay a commitment fee of 0.5% per annum on the unused portion of the overdraft facility each quarter. Excluding availability on the overdraft facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At June 30, 2009, we had approximately £39.0 million (approximately $63.9 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 4.2%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 2.00%. Quarterly principal payments are required on the Term Loan A, which began in June 2007, and approximate $4.9 million in the first and second year, $6.6 million in the third and fourth year; $8.2 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and matures in 2013. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million at June 30, 2009), which began in June 2008 and continue through its maturity date of February 2013 when the final payment of £0.5 million (approximately $0.8 million) is due. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We believe we were in compliance with these covenants as of June 30, 2009.

We also have the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million (approximately $4.1 million at June 30, 2009). The exact terms and payments are negotiated upon a draw on the facility. No amounts were outstanding at June 30, 2009.

Contractual Cash Obligations

Our contractual cash obligations as of June 30, 2009 are summarized as follows:

	Payments Due by Period
		Within	Years	Years	Beyond
Contractual Cash Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)

Long-term debt obligations:
Senior secured credit facility(1)	$516,342	$5,265	$10,530	$10,530	$490,017
Senior subordinated notes, due 2017(1)	240,000	—	—	—	240,000
Senior subordinated toggle notes, due 2017(1)	197,515	—	—	—	197,515
U.K. credit facility(1)	63,914	7,100	16,257	40,557	—
Other debt at operating subsidiaries(1)	27,618	6,290	11,785	4,383	5,160
Interest on long-term debt obligations(2)	414,132	62,192	121,930	113,842	116,168
Capitalized lease obligations(3)	55,484	7,850	12,831	8,193	26,610
Operating lease obligations	78,010	15,048	24,236	15,470	23,256

Total contractual cash obligations	$1,593,015	$103,745	$197,569	$192,975	$1,098,726

(1)	Scheduled principal payments

(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the June 30, 2009 rates applicable to each debt instrument and also gives effect to the interest rate swaps designated in a cash flow hedging relationship against portions of the U.K. credit facility and senior secured credit facility in the U.S.

(3)	Includes related principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $60.2 million at June 30, 2009, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was 48% at June 30, 2009. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At June 30, 2009, the total debt on the balance sheets of our unconsolidated affiliates was approximately $286.4 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 25% at June 30, 2009. USPI or one of its wholly owned subsidiaries had collectively guaranteed $11.6 million of the $286.4 million in total debt of our unconsolidated affiliates as of June 30, 2009. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $17.1 million as of June 30, 2009. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

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

In addition, our U.K. subsidiary has begun expanding our Parkside hospital, already our largest facility. Located outside London in the Wimbledon area, this facility’s expansion is expected to cost approximately £11.5 million ($18.9 million) over the next two years.

Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our company, in the amount of $0.5 million and $1.0 million for the three month and six months ended June 30, 2009 and 2008, respectively. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control.

In June 2009, we agreed to lend up to $10.0 million to Trinity MC, LLC (Trinity), an acute care hospital in the Dallas/Fort Worth area. A majority interest (71%) in Trinity is owned by BRMCG Holdings, LLC, a wholly owned subsidiary of Baylor Regional Medical Center at Grapevine, a controlled affiliate of Baylor Health Care System (“Baylor”). Trinity operates Baylor Medical Center at Carrollton (“BMCC”). We have no ownership in Trinity. The revolving note earns interest at a rate of 6.0% per annum, is due on demand and, if not called earlier, matures in December 2009. The principal on the revolving note is reduced daily by sweeps from certain of Trinity’s bank accounts and advances of additional principal are made as requested by Trinity. Trinity’s accounts receivable and certain deposit accounts are held as collateral by us. At June 30, 2009, approximately $3.7 million was outstanding under the revolving note agreement and is included in “other receivables” on the accompanying consolidated balance sheet. Baylor’s Chief Executive Officer is a member of our board of directors. One of our Vice Presidents is a member of the Board of Managers of BMCC. We believe the terms of the revolving note were negotiated at arms’ length.

New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) interests should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. SFAS 167 also requires a number of additional disclosures about an entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 applies to us beginning on January 1, 2010. We are currently evaluating what impact SFAS 167 will have on our consolidated financial statements and disclosures.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of U.S. GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the implementation of SFAS 168 to have any impact on our consolidated financial statements or disclosures.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. We do not expect that FSP FAS 132(R)-1 will have a material impact on our consolidated financial statement disclosures.

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

As further discussed in Note 4 to the accompanying consolidated financial statements, in order to manage interest rate risk related to a portion of our variable-rate U.K. debt, on February 29, 2008, we entered into an interest rate swap agreement for a notional amount of £20.0 million (approximately $32.9 million at June 30, 2009). The interest rate swap requires us to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (1.2% at June 30, 2009), which is reset quarterly. The interest rate swap expires in March 2011. No collateral is required under the interest rate swap agreement. As of June 30, 2009, the rate under our swap agreement was unfavorable compared to the market.

Additionally, effective July 24, 2008, in order to manage interest rate risk related to a portion of our variable-rate U.S. senior secured credit facility, we entered into an interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires us to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (1.1% at June 30, 2009), which is paid and reset on a quarterly basis. The interest rate swap expires in July 2011. No collateral is required under the interest rate swap agreement. As of June 30, 2009, the rate under our swap agreement was unfavorable compared to the market.

At June 30, 2009, the fair values of the U.K. and U.S. interest rate swaps were liabilities of approximately $1.6 million and $7.9 million, respectively. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the models were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost we would have to pay to transfer the obligations to a market participant with similar credit risk.

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At June 30, 2009, $696.7 million of our outstanding debt was in fixed rate instruments and the remaining $348.6 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $3.5 million.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings, that might have a material adverse impact on the Company.

ITEM 6.	Exhibits

3.1		Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.1		Indenture governing 8 7/8% Senior Subordinated Notes due 2017 and 9 1/4%/10% Senior Subordinated Toggle Notes due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.2		Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

By:	/s/ Mark A. Kopser
Mark A. Kopser
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2009

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