Form 10-Q
period 2009-09-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2009-11-03
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

The number of shares of Common Stock of the Registrant outstanding at November 3, 2009 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note: Items 1A, 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
United Surgical Partners International, Inc.:

We have reviewed the accompanying consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of September 30, 2009, the related consolidated statements of income, comprehensive income and changes in equity for the three-month and nine-month periods ended September 30, 2009 and 2008, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for noncontrolling interests in 2009 retrospective to 2008 due to the adoption on January 1, 2009 of FASB ASC 810-10-65-1, Consolidation.

/s/  KPMG LLP

Dallas, Texas
November 3, 2009

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
	(In thousands — except share data)

ASSETS
Cash and cash equivalents	$156,543	$49,435
Accounts receivable, net of allowance for doubtful accounts of $8,691 and $11,544, respectively	53,047	57,213
Other receivables (Note 10)	18,148	17,070
Inventories of supplies	8,310	9,079
Deferred tax asset, net (Note 7)	17,094	—
Prepaids and other current assets	13,720	11,735

Total current assets	266,862	144,532
Property and equipment, net	191,633	201,824
Investments in unconsolidated affiliates	315,561	307,771
Goodwill	1,269,626	1,270,287
Intangible assets, net	321,506	318,852
Other assets	25,582	24,897

Total assets	$2,390,770	$2,268,163

LIABILITIES AND EQUITY
Accounts payable	$18,206	$22,194
Accrued salaries and benefits	32,949	27,241
Due to affiliates	121,930	57,237
Accrued interest	18,950	9,336
Current portion of long-term debt	22,627	24,488
Other current liabilities	37,659	42,874

Total current liabilities	252,321	183,370
Long-term debt, less current portion	1,047,233	1,073,459
Other long-term liabilities	31,755	27,517
Deferred tax liability, net	123,448	125,639

Total liabilities	1,454,757	1,409,985
Noncontrolling interests — redeemable (Notes 1 and 4)	57,462	52,214
Commitments and contingencies (Note 11)
Equity:
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized; issued and outstanding	—	—
Additional paid-in capital	796,708	801,902
Accumulated other comprehensive loss	(61,204)	(84,008)
Retained earnings	107,386	46,243

Total USPI stockholder’s equity	842,890	764,137

Noncontrolling interests — nonredeemable (Notes 1 and 4)	35,661	41,827

Total equity	878,551	805,964

Total liabilities and equity	$2,390,770	$2,268,163

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(Unaudited — in thousands)

Revenues:
Net patient service revenues	$129,588	$134,469
Management and contract service revenues	19,521	17,757
Other revenues	3,272	1,437

Total revenues	152,381	153,663
Equity in earnings of unconsolidated affiliates	14,913	11,420
Operating expenses:
Salaries, benefits, and other employee costs	44,223	45,172
Medical services and supplies	25,451	27,338
Other operating expenses	21,210	25,188
General and administrative expenses	9,609	9,766
Provision for doubtful accounts	2,674	2,146
Depreciation and amortization	8,745	8,856

Total operating expenses	111,912	118,466

Operating income	55,382	46,617
Interest income	520	685
Interest expense	(17,589)	(21,159)
Other, net (Notes 2 and 4)	(8,925)	(708)

Total other expense, net	(25,994)	(21,182)
Income from continuing operations before income taxes	29,388	25,435
Income tax benefit (expense) (Note 7)	24,123	(6,074)

Income from continuing operations	53,511	19,361
Loss from discontinued operations, net of tax	—	(9)

Net income	53,511	19,352

Less: Net income attributable to noncontrolling interests	(14,807)	(11,911)

Net income attributable to USPI’s common stockholder	$38,704	$7,441

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$38,704	$7,447
Loss from discontinued operations, net of tax	—	(6)

Net income attributable to USPI’s common stockholder	$38,704	$7,441

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(Unaudited — in thousands)

Revenues:
Net patient service revenues	$396,979	$424,081
Management and contract service revenues	57,573	53,915
Other revenues	11,335	3,969

Total revenues	465,887	481,965
Equity in earnings of unconsolidated affiliates	43,110	32,563
Operating expenses:
Salaries, benefits, and other employee costs	130,089	138,820
Medical services and supplies	76,019	85,183
Other operating expenses	69,904	81,391
General and administrative expenses	29,708	29,933
Provision for doubtful accounts	7,553	5,956
Depreciation and amortization	26,610	27,702

Total operating expenses	339,883	368,985

Operating income	169,114	145,543
Interest income	2,261	2,509
Interest expense	(53,384)	(65,111)
Other, net (Notes 2 and 4)	(19,145)	(463)

Total other expense, net	(70,268)	(63,065)
Income from continuing operations before income taxes	98,846	82,478
Income tax benefit (expense) (Note 7)	9,504	(18,686)

Income from continuing operations	108,350	63,792
Loss from discontinued operations, net of tax	—	(898)

Net income	108,350	62,894

Less: Net income attributable to noncontrolling interests	(47,207)	(41,269)

Net income attributable to USPI’s common stockholder	$61,143	$21,625

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$61,143	$22,527
Loss from discontinued operations, net of tax	—	(902)

Net income attributable to USPI’s common stockholder	$61,143	$21,625

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(Unaudited — in thousands)

Net income	$53,511	$19,352
Other comprehensive loss:
Foreign currency translation adjustments	(6,538)	(28,696)
Unrealized gain (loss) on interest rate swaps, net of tax	2,277	(862)

Total other comprehensive loss	(4,261)	(29,558)

Comprehensive income (loss)	49,250	(10,206)
Less: Comprehensive income attributable to noncontrolling interests	(14,807)	(11,911)

Comprehensive income (loss) attributable to USPI’s common stockholder	$34,443	$(22,117)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(Unaudited — in thousands)

Net income	$108,350	$62,894
Other comprehensive income (loss):
Foreign currency translation adjustments	19,625	(27,793)
Unrealized gain (loss) on interest rate swaps, net of tax	3,179	(42)

Total other comprehensive income (loss)	22,804	(27,835)

Comprehensive income	131,154	35,059
Less: Comprehensive income attributable to noncontrolling interests	(47,207)	(41,269)

Comprehensive income (loss) attributable to USPI’s common stockholder	$83,947	$(6,210)

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity
For the Three Months and Nine Months Ended September 30, 2009

		USPI Common Stockholder
						Accumulated
					Additional	Other		Noncontrolling
		Comprehensive	Outstanding		Paid-in	Comprehensive	Retained	Interests —
	Total	Income (Loss)	Shares	Par Value	Capital	Income (Loss)	Earnings	Nonredeemable
	(Unaudited — in thousands, except share amounts)

Balance, December 31, 2008	$805,964	$—	100	$—	$801,902	$(84,008)	$46,243	$41,827
Distributions to noncontrolling interests	(605)	—	—	—	—	—	—	(605)
Purchases of noncontrolling interests	(668)	—	—	—	(453)	—	—	(215)
Sales of noncontrolling interests	(2,146)	—	—	—	(2,142)	—	—	(4)
Deconsolidation of subsidiaries	(5,852)	—	—	—	—	—	—	(5,852)
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	462	—	—	—	462	—	—	—
Comprehensive income:
Net income	6,915	5,687	—	—	—	—	5,687	1,228
Other comprehensive loss:
Unrealized loss on interest rate swaps, net of tax	(63)	(63)	—	—	—	(63)	—	—
Foreign currency translation adjustments	(4,480)	(4,480)	—	—	—	(4,480)	—	—

Other comprehensive loss	(4,543)	(4,543)	—	—	—	—	—	—

Comprehensive income	2,372	$1,144	—	—	—	—	—	1,228

Balance, March 31, 2009	799,527		100	—	799,769	(88,551)	51,930	36,379

Distributions to noncontrolling interests	(962)	—	—	—	—	—	—	(962)
Purchases of noncontrolling interests	(288)	—	—	—	(270)	—	—	(18)
Sales of noncontrolling interests	(1,904)	—	—	—	(1,953)	—	—	49
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	495	—	—	—	495	—	—	—
Comprehensive income:
Net income	18,314	16,752	—	—	—	—	16,752	1,562
Other comprehensive loss:
Unrealized gain on interest rate swaps, net of tax	965	965	—	—	—	965	—	—
Foreign currency translation adjustments	30,643	30,643	—	—	—	30,643	—	—

Other comprehensive income	31,608	31,608	—	—	—	—	—	—

Comprehensive income	49,922	$48,360	—	—	—	—	—	1,562

Balance, June 30, 2009	846,790		100	—	798,041	(56,943)	68,682	37,010

Distributions to noncontrolling interests	(1,557)	—	—	—	—	—	—	(1,557)
Purchases of noncontrolling interests	(34)	—	—	—	(30)	—	—	(4)
Sales of noncontrolling interests	(1,767)	—	—	—	(1,770)	—	—	3
Deconsolidation of subsidiaries	(876)	—	—	—	—	—	—	(876)
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	467	—	—	—	467	—	—	—
Comprehensive income:
Net income	39,789	38,704	—	—	—	—	38,704	1,085
Other comprehensive loss:
Unrealized gain on interest rate swaps, net of tax	2,277	2,277	—	—	—	2,277	—	—
Foreign currency translation adjustments	(6,538)	(6,538)	—	—	—	(6,538)	—	—

Other comprehensive loss	(4,261)	(4,261)	—	—	—	—	—	—

Comprehensive income	35,528	$34,443	—	—	—	—	—	1,085

Balance, September 30, 2009	$878,551		100	$—	$796,708	$(61,204)	$107,386	$35,661

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity
For the Three Months and Nine Months Ended September 30, 2008

		USPI Common Stockholder
						Accumulated
					Additional	Other		Noncontrolling
		Comprehensive	Outstanding		Paid-in	Comprehensive	Retained	Interests —
	Total	Income (Loss)	Shares	Par Value	Capital	Income (Loss)	Earnings	Nonredeemable
	(Unaudited — in thousands, except share amounts)

Balance, December 31, 2007	$837,100	$—	100	$—	$799,562	$(1,485)	$8,729	$30,294
Distributions to noncontrolling interests	(210)	—	—	—	—	—	—	(210)
Purchases and sales of noncontrolling interests, net	2,001	—	—	—	—	—	—	2,001
Contribution related to equity award grants by USPI Group Holdings, Inc.	987	—	—	—	987	—	—	—
Comprehensive income:
Net income	8,926	7,721	—	—	—	—	7,721	1,205
Other comprehensive income:
Unrealized loss on interest rate swaps, net of tax	13	13	—	—	—	13	—	—
Foreign currency translation adjustments	186	186	—	—	—	186	—	—

Other comprehensive income	199	199	—	—	—	—	—	—

Comprehensive income	9,125	$7,920	—	—	—	—	—	1,205

Balance, March 31, 2008	849,003		100	—	800,549	(1,286)	16,450	33,290

Distributions to noncontrolling interests	(3,512)	—	—	—	—	—	—	(3,512)
Purchases and sales of noncontrolling interests, net	1,000	—	—	—	—	—	—	1,000
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	462	—	—	—	462	—	—	—
Comprehensive income:
Net income	7,466	6,463	—	—	—	—	6,463	1,003
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax	807	807	—	—	—	807	—	—
Foreign currency translation adjustments	717	717	—	—	—	717	—	—

Other comprehensive income	1,524	1,524	—	—	—	—	—	—

Comprehensive income	8,990	$7,987	—	—	—	—	—	1,003

Balance, June 30, 2008	855,943		100	—	801,011	238	22,913	31,781

Distributions to noncontrolling interests	(901)	—	—	—	—	—	—	(901)
Purchases and sales of noncontrolling interests, net and other	3,181	—	—	—	—	—	—	3,181
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	527	—	—	—	527	—	—	—
Comprehensive income:
Net income (loss)	7,216	7,441	—	—	—	—	7,441	(225)
Other comprehensive income:
Unrealized loss on interest rate swap, net of tax	(862)	(862)	—	—	—	(862)	—	—
Foreign currency translation adjustments	(28,696)	(28,696)	—	—	—	(28,696)	—	—

Other comprehensive income	(29,558)	(29,558)	—	—	—	—	—	—

Comprehensive income (loss)	(22,342)	$(22,117)	—	—	—	—	—	(225)

Balance, September 30, 2008	$836,408		100	$—	$801,538	$(29,320)	$30,354	$33,836

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(Unaudited — in thousands)

Cash flows from operating activities:
Net income	$108,350	$62,894
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued operations	—	898
Provision for doubtful accounts	7,553	5,956
Depreciation and amortization	26,610	27,702
Loss on sale of equity interests and other	12,778	1,863
Loss on impairment of intangible assets	4,370	—
Amortization of debt issue costs and discount	2,517	2,133
Deferred income tax (benefit) expense	(16,795)	11,126
Equity in earnings of unconsolidated affiliates, net of distributions received	(4,499)	(5,291)
Equity-based compensation	1,463	1,876
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(5,832)	(5,789)
Other receivables	2,330	(6,513)
Inventories of supplies, prepaids and other current assets	(1,607)	1,214
Accounts payable and other current liabilities	6,563	10,301
Long-term liabilities	1,378	(591)

Net cash provided by operating activities	145,179	107,779

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(12,855)	(36,039)
Proceeds from sale of businesses and equity interests	2,091	12,151
Purchases of property and equipment	(17,016)	(26,526)
Returns of capital from unconsolidated affiliates	2,613	2,374
(Increase) decrease in deposits and notes receivable	(3,686)	722

Net cash used in investing activities	(28,853)	(47,318)

Cash flows from financing activities:
Proceeds from long-term debt	761	43,026
Payments on long-term debt	(20,404)	(22,203)
Increase in cash held on behalf of unconsolidated affiliates	55,887	36,007
Sales (purchases) of noncontrolling interests, net	1,791	(26,846)
Distributions to noncontrolling interests	(47,435)	(43,392)

Net cash used in financing activities	(9,400)	(13,408)

Cash flows of discontinued operations:
Operating cash flows	—	160
Investing cash flows	—	(76)
Financing cash flows	—	(34)

Net cash provided by discontinued operations	—	50

Effect of exchange rate changes on cash	182	53

Net increase in cash and cash equivalents	107,108	47,156
Cash and cash equivalents at beginning of period	49,435	76,758

Cash and cash equivalents at end of period	$156,543	$123,914

Supplemental information:
Interest paid	$43,771	$56,689
Income taxes paid	6,556	5,665
Non-cash transactions:
Assets acquired under capital lease obligations	$1,863	$1,089
Receipt of note receivable for sale of equity interests	980	601

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

(1)	Basis of Presentation

(a)  Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of ambulatory surgery centers, surgical hospitals and related businesses in the United States and Europe. At September 30, 2009, the Company, headquartered in Dallas, Texas, operated 167 short-stay surgical facilities. Of these 167 facilities, the Company consolidates the results of 60, accounts for 106 under the equity method and holds no ownership in the remaining facility, which is operated by the Company under a management agreement. The Company operates in two countries, with 163 of its 167 facilities located in the United States of America; the remaining four facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At September 30, 2009, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 103 of the Company’s 163 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

Global Healthcare Partners Limited (Global), a USPI subsidiary incorporated in England, manages and wholly owns three private hospitals and an oncology clinic in the greater London area.

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

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s December 31, 2008 Form 10-K. It is management’s opinion that the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. As discussed in Notes 2 and 4, the Company recorded losses totaling $10.9 million during the three months ended March 31, 2009 as a result of the sale of the Company’s entire investment in one facility and a partial sale of two other facilities. Also, as discussed in Note 7, the Company’s results of operations for the three months ended September 30, 2009 include a tax benefit of $31.5 million related to the reversal of the majority of its deferred income tax asset allowance during the third quarter of 2009.

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

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the 2009 presentation. Net operating results have not been affected by these reclassifications.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) — (Continued)

(b)  Adoption of New Accounting Standards

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations, (SFAS 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). SFAS 141R and SFAS 160 are now included in the Financial Accounting Standards Board (FASB)’s Accounting Standards Codification (ASC), Topic 805, Business Combinations and Topic 810, Consolidations, respectively. The ASC is now the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. Rules and interpretative releases of the SEC are also sources of U.S. GAAP for SEC registrants.

Under ASC 805, the Company is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value at the acquisition date. ASC 805 further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, ASC 805 also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial statements.

ASC 810 now requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the Company’s equity. It also requires the amounts of consolidated net income attributable to the Company and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statements of income; changes in ownership interests to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. The implementation of ASC 810 also result in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities, consistent with the view that under ASC 810 transactions between the Company (or its subsidiaries) and noncontrolling interests are considered to be equity transactions. These changes are summarized in the table below, along with the cash flow classifications of several similar types of transactions that did not change as a result of ASC 810:

Before
	ASC 810	ASC 810

Changes in Cash Flow Classification:
Distributions of earnings paid to noncontrolling interests	Operating	Financing
Acquisitions or sales of equity interests in consolidated subsidiaries, no change of control	Investing	Financing
No Change in Cash Flow Classification:
Distributions of earnings received from unconsolidated affiliates	Operating	Operating
Returns of capital paid to noncontrolling interests	Financing	Financing
Returns of capital received from unconsolidated affiliates	Investing	Investing
Sales of equity interests in consolidated subsidiaries resulting in a change of control	Investing	Investing
Acquisitions or sales of equity interests in unconsolidated affiliates, no change of control	Investing	Investing
Acquisitions of equity interests in unconsolidated affiliates, resulting in change of control	Investing	Investing
Business combinations with no previous ownership by the Company	Investing	Investing

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) — (Continued)

As summarized below, the Company has retroactively applied the classification requirements as required by ASC 810 to all periods presented. The effect of these changes on previously reported consolidated financial statements is as follows (in thousands):

December 31,
Consolidated Balance Sheet	2008

Total equity as previously reported	$764,137
Reclassification of non-redeemable noncontrolling interests to equity as required by ASC 810	41,827

Total equity as adjusted for ASC 810	$805,964

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

Nine Months
Ended
September 30,
Consolidated Statement of Cash Flows	2008
(In thousands)

Net cash provided by operating activities as previously reported	$65,831
Reclassification of distributions to noncontrolling interests to financing activities	41,948

Net cash provided by operating activities as adjusted for ASC 810	$107,779

Net cash used in investing activities as previously reported	$(74,164)
Reclassification of purchases and sales of noncontrolling interests to financing activities	26,846

Net cash used in investing activities as adjusted for ASC 810	$(47,318)

Net cash provided by financing activities as previously reported	$55,386
Reclassification of distributions to noncontrolling interests from operating activities	(41,948)
Reclassification of purchases and sales of noncontrolling interests from investing activities	(26,846)

Net cash used in financing activities as adjusted for ASC 810	$(13,408)

The implementation of ASC 810 also had a significant impact on the Company’s presentation of income tax expense. Whereas in prior periods the Company’s consolidated income before income taxes was presented after the deduction of minority interest expense, the new income statement format required under ASC 810 presents this expense (now called “net income attributable to noncontrolling interests”) after the presentation of income tax expense. This change has no effect on the Company’s overall tax expense or payments.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) — (Continued)

(2)	Discontinued Operations and Other Dispositions

During the nine months ended September 30, 2009, the Company sold its ownership interests in four facilities as summarized below.

Effective Date	Facility Location	Proceeds	Gain (loss)

February 2009	Las Cruces, New Mexico(1)	$—	$—
February 2009	East Brunswick, New Jersey(1)	0.7 million	(2.6) million
July 2009	Cleveland, Ohio(2)	1.0 million	—
September 2009	San Antonio, Texas(1)	—	(2.6) million

Total		$1.7 million	$(5.2) million

(1)	Because these investments were accounted for under the equity method, the results of operations of these facilities are not reported as discontinued operations. The loss on the disposal of these facilities is recorded in “Other, net” in the accompanying consolidated statements of income.

(2)	The Company financed the entire purchase price with the buyer and has a security interest in the facility’s assets until the note, which matures in December 2009, is collected. As a result, the Company deferred the gain, which is estimated at $0.6 million. Because this investment was accounted for under the equity method, the results of operations of this facility are not reported as discontinued operations.

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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008

Revenues	$—	$3,108

Income from discontinued operations before income taxes	$10	$97
Income tax expense	(4)	(34)

Income from discontinued operations	$6	$63

Loss on sale of discontinued operations before income taxes	$—	$(965)
Income tax benefit	—	—

Loss on sale of discontinued operations	$—	$(965)

(3)	Investments in Unconsolidated Affiliates

The Company’s U.S. facilities are generally operated through separate legal entities in which the Company holds an equity interest. Other investors in these entities include physicians who utilize the facility and, in many cases, a local not-for-profit health system.

The Company controls 56 of these entities and therefore consolidates their results. Additionally, the Company invests in 106 facilities, all in the U.S., in which the Company has significant influence but does not have control; the Company uses the equity method to account for these investments. The majority of these investees are

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) — (Continued)

partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Unconsolidated facilities operated at period-end	106	98	106	98
Income statement information:
Revenues	$293,207	$248,691	$852,679	$721,048
Operating expenses:
Salaries, benefits, and other employee costs	71,391	62,743	204,485	180,196
Medical services and supplies	68,086	52,796	194,973	151,574
Other operating expenses	68,718	62,783	200,531	183,818
Depreciation and amortization	12,645	11,839	37,474	36,490

Total operating expenses	220,840	190,161	637,463	552,078

Operating income	72,367	58,530	215,216	168,970
Interest expense, net	(6,041)	(6,103)	(18,312)	(18,307)
Other, net	838	865	2,177	2,301

Income before income taxes	$67,164	$53,292	$199,081	$152,964

Balance sheet information:
Current assets	$237,086	$211,295	$237,086	$211,295
Noncurrent assets	405,547	400,456	405,547	400,456
Current liabilities	153,621	132,364	153,621	132,364
Noncurrent liabilities	288,629	283,191	288,629	283,191

The Company regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the nine months ended September 30, 2009, these transactions resulted in a cash outflow of approximately $11.8 million, which is summarized as follows:

•	Payment of $2.5 million for an investment in and the rights to manage a surgical facility in Stockton, California, jointly owned with one of the Company’s not-for-profit hospital partners;

•	Payment of $2.0 million for the rights to manage a surgical facility in the Dallas/Fort Worth, Texas area and to fund a transaction whereby an unconsolidated investee of the Company acquired an equity interest in the facility;

•	Payment of $2.2 million to obtain additional ownership in three facilities in the Dallas/Fort Worth, Texas area; and

•	Net payment of approximately $4.2 million related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

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

The Company controls and therefore consolidates the results of 60 of its 167 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the nine months ended September 30, 2009, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $2.0 million and $3.8 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009

Net income attributable to USPI’s common stockholder	$38,704	$61,143
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(1,770)	(5,865)
Decrease in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	(30)	(753)

Net transfers to noncontrolling interests	(1,800)	(6,618)

Change in equity from net income attributable to USPI and transfers to noncontrolling interests	$36,904	$54,525

The Company from time to time surrenders control of an entity but retains a noncontrolling interest (classified within “investments in unconsolidated affiliates”). These types of transactions result in a gain or loss, computed as the difference between (a) the sales proceeds and fair value of the retained investment and (b) the Company’s carrying value of the investment prior to the transaction. Gains or losses for such transactions are classified within “Other, net” and their cash flow effects within investing activities. During the nine months ended September 30, 2009, the Company surrendered control of two entities:

Effective Date	Facility Location	Proceeds	(Loss)

March 2009	Phoenix, Arizona(1)	$0.1 million	$(8.2) million
July 2009	Oklahoma City, Oklahoma(2)	0.2 million	(0.6) million

Total		$0.3 million	$(8.8) million

(1)	A controlling interest in an entity was sold to a hospital partner as part of the Company’s strategy for partnering with this hospital system. The hospital partner already had a 49% ownership interest in this entity, which owns and manages two surgical facilities, and through the transaction acquired an additional 1.1% interest. The $8.2 million loss was primarily related to the revaluation of the Company’s remaining investment in the entity to fair value.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) — (Continued)

During the third quarter of 2009, the Company recorded an impairment charge related to its rights to manage this facility, the value of which is carried as an indefinite-lived intangible asset on the Company’s consolidated balance sheet. This charge was triggered by a reduction in the Company’s expected earnings under the contract. As a result, an impairment charge of $3.6 million was recorded and represents the difference between the intangible’s carrying value and estimated fair value. The impairment is recorded in “Other, net” in the accompanying consolidated statements of income.

(2)	The Company and other owners of a facility consolidated by the Company agreed to merge the facility into another entity in which the Company holds an investment accounted for under the equity method. The Company recorded a loss, included in “Other, net” in the accompanying consolidated statements of income, of $0.6 million on the sale and deconsolidation of the facility together with the impairment of the Company’s indefinite-lived intangible asset related to the Company’s rights to manage the facility.

As further described in Note 1(b), upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated U.S. subsidiaries. As a result, these noncontrolling interests are not included as part of the Company’s equity and are carried as noncontrolling interests-redeemable on the Company’s consolidated balance sheet. The activity for the three and nine months ended September 30, 2009 and 2008 is summarized below:

Noncontrolling
Interests —
Redeemable-2009

Balance, December 31, 2008	$52,214
Net income attributable to noncontrolling interests	15,067
Distributions to noncontrolling interests	(13,359)
Purchases of noncontrolling interests	(594)
Sales of noncontrolling interests	3,111
Deconsolidation of noncontrolling interests and other	(2,188)

Balance, March 31, 2009	54,251

Net income attributable to noncontrolling interests	14,543
Distributions to noncontrolling interests	(15,039)
Purchases of noncontrolling interests	(345)
Sales of noncontrolling interests	2,925
Deconsolidation of noncontrolling interests and other	(239)

Balance, June 30, 2009	56,096

Net income attributable to noncontrolling interests	13,722
Distributions to noncontrolling interests	(15,913)
Purchases of noncontrolling interests	248
Sales of noncontrolling interests	3,491
Deconsolidation of noncontrolling interests and other	(182)

Balance, September 30, 2009	$57,462

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) — (Continued)

Noncontrolling
Interests —
Redeemable-2008

Balance, December 31, 2007	$52,769
Net income attributable to noncontrolling interests	14,201
Distributions to noncontrolling interests	(14,618)
Purchases of noncontrolling interests	(104)
Sales of noncontrolling interests	(325)
Deconsolidation of noncontrolling interests and other	366

Balance, March 31, 2008	52,289

Net income attributable to noncontrolling interests	12,949
Distributions to noncontrolling interests	(12,593)
Purchases of noncontrolling interests	(605)
Sales of noncontrolling interests	251
Deconsolidation of noncontrolling interests and other	(662)

Balance, June 30, 2008	51,629

Net income attributable to noncontrolling interests	12,136
Distributions to noncontrolling interests	(11,559)
Purchases of noncontrolling interests	(1,693)
Sales of noncontrolling interests	1,576
Deconsolidation of noncontrolling interests and other	(3,191)

Balance, September 30, 2008	$48,898

(5)	Interest Rate Swaps

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

At the inception of the interest rate swap, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

In order to manage the Company’s interest rate risk related to a portion of its variable-rate U.K. debt, on February 29, 2008, the Company entered into an interest rate swap agreement for a notional amount of £20.0 million

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) — (Continued)

(approximately $32.0 million at September 30, 2009). The interest rate swap requires the Company to pay 4.99% and to receive interest at a variable rate of three- month GBP-LIBOR (0.5% at September 30, 2009), which is reset quarterly. The interest rate swap matures in March 2011. No collateral is required under the interest rate swap agreement.

In order to manage the Company’s interest rate risk related to a portion of its variable-rate senior secured credit facility, effective July 24, 2008, the Company entered into a three-year interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires the Company to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (0.5% at September 30, 2009), which is reset quarterly. No collateral is required under the interest rate swap agreement.

The proceeds from the swaps are used to settle the Company’s interest obligations on the hedged portion of the variable rate debt, which has the overall outcome of the Company paying and expensing a fixed rate of interest on the hedged debt.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. The Company designated the interest rate swaps as cash flow hedges of certain of its variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and would be classified as interest expense in the Company’s consolidated statements of income. The Company recorded no expense related to ineffectiveness for the three or nine months ended September 30, 2009 or 2008. For the three and nine months ended September 30, 2009, the Company reclassified $1.8 million and $4.4 million, respectively, out of other comprehensive income to interest expense related to the swaps. During the next twelve months, if current interest rates remain at September 30, 2009 levels, the Company will record $7.8 million more interest expense than if it had not entered into the interest rate swaps.

At September 30, 2009, the fair values of the U.K. and U.S. interest rate swaps were liabilities of approximately $1.7 million and $8.5 million, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheet, with the offset to other comprehensive loss. During the three and nine months ended September 30, 2009, the amounts (net of taxes) recorded in other comprehensive income related to the interest rate swaps were $2.3 million and $3.2 million, respectively. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the models were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost the Company would have to pay to transfer the obligations to a market participant with similar credit risk. The interest rate swap agreements are classified within Level 3 (discussed in Note 6) of the valuation hierarchy.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) — (Continued)

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for the traded debt securities. At September 30, 2009, the aggregate carrying amount and estimated fair value of long-term debt were $1.1 billion and $1.0 billion, respectively.

(7)	Income Taxes

The Company’s income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the bases of those assets and liabilities as reported in the Company’s consolidated balance sheets. This estimation process requires that the Company evaluate the need for a valuation allowance against deferred tax assets, based on factors such as historical financial information, expected timing of future events, the probability of expected future taxable income and available tax planning opportunities.

In conjunction with Welsh Carson’s acquisition of the Company in April 2007, which increased the Company’s debt, caused the Company to generate U.S. taxable losses, and reduced the likelihood of the Company generating U.S. taxable income, the Company established a valuation allowance against its U.S. deferred tax assets. Since the acquisition, the Company has continued to establish a full valuation allowance against newly generated U.S. deferred tax assets and has continuously assessed the likelihood of the assets being realized at a future date.

During the third quarter of 2009, the Company determined, based on factors such as those described above, including recent favorable operating trends, expected future taxable income, and other factors, that it is more likely than not that the majority of these assets, which include net operating loss carryforwards and other items, will be realized in the future. Accordingly, the Company’s results of operations for the three months ended September 30, 2009 include an income tax benefit of $31.5 million related to the reversal of a majority of the Company’s valuation allowance against its deferred tax assets. The Company still carries a valuation allowance totaling $7.6 million against certain of its deferred tax assets, of which $2.1 million is expected to be reversed into income by December 31, 2009. The remaining $5.5 million in valuation allowance relates to deferred tax assets that have restrictions as to use and are not considered more likely than not to be realized. It the Company’s estimates related to the above items change significantly, the Company may need to alter the amount of its valuation allowance in the future through a favorable or unfavorable adjustment to net income.

(8)	Equity-Based Compensation

The Company accounts for equity-based compensation, such as stock options and other stock-based awards to employees and directors, at fair value. The fair value of the compensation is measured at the date of grant and recognized as expense over the recipient’s requisite service period.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) — (Continued)

Total equity-based compensation included in the accompanying consolidated statements of income, classified by line item, is as follows (in thousands):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2009	2008	2008

Salaries, benefits and other employee costs	$210	$594	$182	$790
General and administrative expenses	257	738	246	750
Other operating expenses	—	131	—	336

Expense before income tax benefit	467	1,463	428	1,876
Income tax benefit	(98)	(287)	(93)	(371)

Total equity-based compensation expense, net of tax	$369	$1,176	$335	$1,505

Total equity-based compensation, included in the accompanying consolidated statements of income, classified by type of award, is as follows (in thousands):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2009	2008	2008

Share awards	$304	$889	$286	$884
Stock options	163	443	142	656
Warrants	—	131	—	336

Expense before income tax benefit	467	1,463	428	1,876
Income tax benefit	(98)	(287)	(93)	(371)

Total equity-based compensation expense, net of tax	$369	$1,176	$335	$1,505

The Company has also granted warrants to not-for-profit healthcare systems (hospital partners) that hold ownership in some of the Company’s facilities. The warrants are to purchase USPI Group Holdings, Inc. common stock and were fully vested and non-forfeitable at the date of grant but contain exercise restrictions. Because the warrants are fully vested, the expense associated with them was recorded upon grant within other operating expenses at a fair value determined using the Black-Scholes formula. One grant was made during the nine months ended September 30, 2009. In this grant, one of the Company’s hospital partners received 333,330 warrants with an exercise price of $3.00 per share, of which 55,555 are exercisable immediately; the exercise restrictions on additional tranches of 55,555 warrants lapse each December 1 beginning in 2009 and ending in 2013. The warrants have a contractual life of approximately 8 1/2 years and a fair value of approximately $0.1 million.

A similar grant was made in January 2008 to another hospital partner. In this grant the partner received 666,666 warrants with an exercise price of $3.00 per share. The exercise restrictions on 111,111 warrants lapse each December 31 beginning in 2008 and ending in 2013. The warrants have a contractual life of approximately ten years and a fair value of approximately $0.3 million. This hospital partner is a related party (see Note 10).

(9)	Segment Disclosures

The Company’s business is the operation of surgical facilities and related businesses in the United States and the United Kingdom. The Company’s chief operating decision maker, as that term is defined in GAAP, regularly reviews financial information about its surgical facilities for assessing performance and allocating resources both

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) — (Continued)

domestically and abroad. Accordingly, the Company’s reportable segments consist of (1) U.S. based facilities and (2) United Kingdom based facilities. Except for the prior year total asset figures, which have not been restated, the following amounts exclude discontinued operations (in thousands) (Note 2).

Three Months Ended	United	United
September 30, 2009	States	Kingdom	Total

Net patient service revenues	$102,438	$27,150	$129,588
Other revenues	22,793	—	22,793

Total revenues	$125,231	$27,150	$152,381

Depreciation and amortization	$6,921	$1,824	$8,745
Operating income	50,844	4,538	55,382
Net interest expense	(16,530)	(539)	(17,069)
Income tax benefit (expense)	25,209	(1,086)	24,123
Total assets	2,071,602	319,168	2,390,770
Capital expenditures	3,123	3,097	6,220

Nine Months Ended	United	United
September 30, 2009	States	Kingdom	Total

Net patient service revenues	$319,076	$77,903	$396,979
Other revenues	68,908	—	68,908

Total revenues	$387,984	$77,903	$465,887

Depreciation and amortization	$21,606	$5,004	$26,610
Operating income	153,473	15,641	169,114
Net interest expense	(50,224)	(899)	(51,123)
Income tax benefit (expense)	13,658	(4,154)	9,504
Total assets	2,071,602	319,168	2,390,770
Capital expenditures	11,664	7,215	18,879

Three Months Ended	United	United
September 30, 2008	States	Kingdom	Total

Net patient service revenues	$103,386	$31,083	$134,469
Other revenues	19,194	—	19,194

Total revenues	$122,580	$31,083	$153,663

Depreciation and amortization	$7,085	$1,771	$8,856
Operating income	39,910	6,707	46,617
Net interest expense	(19,168)	(1,306)	(20,474)
Income tax expense	(4,553)	(1,521)	(6,074)
Total assets	1,996,992	342,003	2,338,995
Capital expenditures	4,595	2,020	6,615

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) — (Continued)

Nine Months Ended	United	United
September 30, 2008	States	Kingdom	Total

Net patient service revenues	$327,755	$96,326	$424,081
Other revenues	57,884	—	57,884

Total revenues	$385,639	$96,326	$481,965

Depreciation and amortization	$22,343	$5,359	$27,702
Operating income	124,932	20,611	145,543
Net interest expense	(58,402)	(4,200)	(62,602)
Income tax expense	(13,950)	(4,736)	(18,686)
Total assets	1,996,992	342,003	2,338,995
Capital expenditures	13,109	14,506	27,615

(10)	Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million and $1.5 million in the three months and nine months ended September 30, 2009 and 2008, respectively. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control.

In June 2009, the Company agreed to lend up to $10.0 million to Trinity MC, LLC (Trinity), an acute care hospital in the Dallas/Fort Worth area. A majority interest (71%) in Trinity is owned by BRMCG Holdings, LLC, a wholly owned subsidiary of Baylor Regional Medical Center at Grapevine, a controlled affiliate of Baylor Health Care System (Baylor). Trinity operates Baylor Medical Center at Carrollton (BMCC). The Company has no ownership in Trinity. The revolving note earns interest at a rate of 6.0% per annum, is due on demand and, if not called earlier, matures in December 2009. The principal on the revolving note is reduced daily by sweeps from certain of Trinity’s bank accounts and advances of additional principal are made as requested by Trinity. Trinity’s accounts receivable and certain deposit accounts are held as collateral by the Company. At September 30, 2009, approximately $4.0 million was outstanding under the revolving note agreement and is included in “other receivables” on the accompanying consolidated balance sheet. Baylor’s Chief Executive Officer is a member of the Company’s board of directors. A Company Vice President is a member of the Board of Managers of BMCC. The Company believes the terms of the revolving note were negotiated at arms’ length.

In addition, as discussed in Note 8, the Company’s parent, USPI Group Holdings, Inc., issued warrants with an estimated fair value of $0.3 million to Baylor in January 2008. Similar grants have been made to other healthcare systems with which the Company operates facilities.

(11)	Commitments and Contingencies

As of September 30, 2009, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $59.1 million. Of the total, $29.3 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and operating lease commitments, and the remaining $29.8 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and operating lease commitments.

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

(12)	New Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update No. 2009-5, Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 amends ASC Topic 820, Fair Value Measurements and Disclosures. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or (2) a valuation technique that is consistent with the principles of Topic 820. ASU 2009-05 is effective on October 1, 2009 for the Company. The Company does not believe that the adoption of ASU 2009-05 will have a material impact on its consolidated financial statements or disclosures.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of U.S. GAAP for SEC registrants. SFAS 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of SFAS 168 did not have any impact on the Company’s consolidated financial statements or disclosures.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 will amend portions of ASC 810, Consolidations, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) interests should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. SFAS 167’s changes to ASC 810 require a number of additional disclosures about an entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The changes to ASC 810 apply to the Company beginning on January 1, 2010. The Company is currently evaluating what impact SFAS 167’s changes will have on its consolidated financial statements and disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 is now included in the ASC as Topic 855, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP). This FSP amends portions of ASC 715, Compensation — Retirement, to provide guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company does not expect the FSP’s changes to ASC 715 will have a material impact on its consolidated financial statement disclosures.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) — (Continued)

(13)	Subsequent Events

The Company has entered into letters of intent with various entities regarding possible joint venture, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation. The Company’s management has evaluated subsequent events through November 3, 2009, the date that the consolidated financial statements were issued, and concluded there are no material subsequent events.

(14)	Condensed Consolidating Financial Statements

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) — (Continued)

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of September 30, 2009	Guarantors	Investees	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$146,945	$9,598	$—	$156,543
Accounts receivable, net	—	53,012	35	53,047
Other receivables	49,426	43,611	(74,889)	18,148
Inventories of supplies	367	7,943	—	8,310
Prepaids and other current assets	26,340	4,474	—	30,814

Total current assets	223,078	118,638	(74,854)	266,862
Property and equipment, net	16,367	174,734	532	191,633
Investments in unconsolidated affiliates	985,123	—	(669,562)	315,561
Goodwill and intangible assets, net	849,548	337,685	403,899	1,591,132
Other assets	97,799	1,687	(73,904)	25,582

Total assets	$2,171,915	$632,744	$(413,889)	$2,390,770

Liabilities and Equity
Current liabilities:
Accounts payable	$632	$17,574	$—	$18,206
Accrued expenses and other	231,149	52,480	(72,141)	211,488
Current portion of long-term debt	5,541	19,554	(2,468)	22,627

Total current liabilities	237,322	89,608	(74,609)	252,321
Long-term debt, less current portion	948,561	119,004	(20,332)	1,047,233
Other long-term liabilities	143,142	12,940	(879)	155,203
Parent’s equity	842,890	400,146	(400,146)	842,890
Noncontrolling interests	—	11,046	82,077	93,123

Total liabilities and equity	$2,171,915	$632,744	$(413,889)	$2,390,770

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
As of December 31, 2008	Guarantors	Investees	Adjustments	Total

Assets
Current assets:
Cash and cash equivalents	$42,025	$7,410	$—	$49,435
Accounts receivable, net	—	57,172	41	57,213
Other receivables	43,033	39,454	(65,417)	17,070
Inventories of supplies	109	8,970	—	9,079
Prepaids and other current assets	9,625	2,110	—	11,735

Total current assets	94,792	115,116	(65,376)	144,532
Property and equipment, net	16,036	184,959	829	201,824
Investments in unconsolidated affiliates	1,022,144	63	(714,436)	307,771
Goodwill and intangible assets, net	790,491	322,866	475,782	1,589,139
Other assets	97,400	152	(72,655)	24,897

Total assets	$2,020,863	$623,156	$(375,856)	$2,268,163

Liabilities and Equity
Current liabilities:
Accounts payable	$910	$21,284	$—	$22,194
Accrued expenses and other	153,249	46,371	(62,932)	136,688
Current portion of long-term debt	5,556	20,368	(1,436)	24,488

Total current liabilities	159,715	88,023	(64,368)	183,370
Long-term debt, less current portion	954,968	139,445	(20,954)	1,073,459
Other long-term liabilities	142,043	12,169	(1,056)	153,156
Parent’s equity	764,137	371,335	(371,335)	764,137
Noncontrolling interests	—	12,184	81,857	94,041

Total liabilities and equity	$2,020,863	$623,156	$(375,856)	$2,268,163

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) — (Continued)

Condensed Consolidating Statements of Income:

For the Nine Months Ended		Non-Participating	Consolidation	Consolidated
September 30, 2009	Guarantors	Investees	Adjustments	Total

Revenues	$72,396	$410,190	$(16,699)	$465,887
Equity in earnings of unconsolidated affiliates	97,831	1,580	(56,301)	43,110
Operating expenses, excluding depreciation and amortization	54,909	275,095	(16,731)	313,273
Depreciation and amortization	5,408	20,905	297	26,610

Operating income	109,910	115,770	(56,566)	169,114
Interest expense, net	(45,365)	(6,067)	309	(51,123)
Other income (expense), net	(19,053)	141	(233)	(19,145)

Income from before income taxes	45,492	109,844	(56,490)	98,846
Income tax benefit (expense)	15,651	(6,147)	—	9,504

Net income	61,143	103,697	(56,490)	108,350
Less: Net income attributable to noncontrolling interests	—	(7,634)	(39,573)	(47,207)

Net income attributable to Parent	$61,143	$96,063	$(96,063)	$61,143

For the Nine Months Ended		Non-Participating	Consolidation	Consolidated
September 30, 2008	Guarantors	Investees	Adjustments	Total

Revenues	$68,716	$430,980	$(17,731)	$481,965
Equity in earnings of unconsolidated affiliates	81,410	1,948	(50,795)	32,563
Operating expenses, excluding depreciation and amortization	56,788	302,222	(17,727)	341,283
Depreciation and amortization	5,082	22,219	401	27,702

Operating income	88,256	108,487	(51,200)	145,543
Interest expense, net	(52,951)	(9,673)	22	(62,602)
Other income (expense), net	(636)	405	(232)	(463)

Income from continuing operations before income taxes	34,669	99,219	(51,410)	82,478
Income tax expense	(12,142)	(6,546)	2	(18,686)

Income from continuing operations	22,527	92,673	(51,408)	63,792
Earnings (loss) from discontinued operations, net of tax	(902)	4	—	(898)

Net income	21,625	92,677	(51,408)	62,894
Less: Net income attributable to noncontrolling interests	—	(5,208)	(36,061)	(41,269)

Net income attributable to Parent	$21,625	$87,469	$(87,469)	$21,625

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) — (Continued)

Condensed Consolidating Statements of Cash Flows:

Nine Months Ended		Non-Participating	Consolidation	Consolidated
September 30, 2009	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$61,143	$103,697	$(56,490)	$108,350
Changes in operating and intercompany assets and liabilities and noncash items included in net income	(30)	20,162	16,697	36,829

Net cash provided by operating activities	61,113	123,859	(39,793)	145,179
Cash flows from investing activities:
Purchases of property and equipment, net	(3,966)	(13,050)	—	(17,016)
Purchases and sales of businesses and equity interests, net	(8,862)	(1,902)	—	(10,764)
Other items, net	(1,495)	(6,886)	7,308	(1,073)

Net cash used in investing activities	(14,323)	(21,838)	7,308	(28,853)
Cash flows from financing activities:
Long-term borrowings, net	(6,434)	(14,314)	1,105	(19,643)
Purchases and sales of noncontrolling interests, net	1,791	—	—	1,791
Distributions to noncontrolling interests	—	(87,228)	39,793	(47,435)
Increase in cash held on behalf of noncontrolling interest holders and other	62,773	1,527	(8,413)	55,887

Net cash provided by (used in) financing activities	58,130	(100,015)	32,485	(9,400)
Effect of exchange rate changes on cash	—	182	—	182

Net increase in cash	104,920	2,188	—	107,108
Cash at the beginning of the period	42,025	7,410	—	49,435

Cash at the end of the period	$146,945	$9,598	$—	$156,543

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited) — (Continued)

Nine Months Ended		Non-Participating	Consolidation	Consolidated
September 30, 2008	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$21,625	$92,677	$(51,408)	$62,894
Loss (gain) from discontinued operations	902	(4)	—	898
Changes in operating and intercompany assets and liabilities and noncash items included in net income	11,248	26,684	6,055	43,987

Net cash provided by operating activities	33,775	119,357	(45,353)	107,779
Cash flows from investing activities:
Purchases of property and equipment, net	(3,859)	(22,667)	—	(26,526)
Purchases and sales of businesses and equity interests, net	(23,781)	(107)	—	(23,888)
Other items, net	3,559	(5,120)	4,657	3,096

Net cash used in investing activities	(24,081)	(27,894)	4,657	(47,318)
Cash flows from financing activities:
Long-term borrowings, net	28,276	(8,186)	733	20,823
Purchases and sales of noncontrolling interests, net	(26,846)	—	—	(26,846)
Distributions to noncontrolling interests	—	(88,010)	44,618	(43,392)
Increase in cash held on behalf of noncontrolling interest holders and other	39,679	983	(4,655)	36,007

Net cash provided by (used in) financing activities	41,109	(95,213)	40,696	(13,408)
Net cash provided by discontinued operations	50	—	—	50
Effect of exchange rate changes on cash	—	53	—	53

Net increase in cash	50,853	(3,697)	—	47,156
Cash at the beginning of the period	66,665	10,093	—	76,758

Cash at the end of the period	$117,518	$6,396	$—	$123,914

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate ambulatory surgery centers and surgical hospitals in the United States and the United Kingdom. As of September 30, 2009, we operated 167 facilities, consisting of 163 in the United States and four in the United Kingdom. All 163 of our U.S. facilities include local physician owners, and 103 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of most of our existing facilities, our agreements with hospital partners provide a framework for the planning and construction of additional facilities in the future, including the facility we are currently constructing as well as the seven additional projects under development. We opened two de novo facilities in October 2009, both of which have a hospital partner.

Our U.S. facilities, consisting of ambulatory surgery centers and surgical hospitals, specialize in non-emergency surgical cases. Due in part to advancements in medical technology, the volume of surgical cases performed in an outpatient setting has steadily increased over the past two decades. Our facilities earn a fee from patients, insurance companies, or other payers in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. All but four of our facilities are located in the U.S., where we have focused increasingly on partnering our facilities with hospital partners, which we believe improves the long-term profitability and potential of our facilities.

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

Our revenue recognition and accounts receivable policy and our method of accounting for income taxes involve significant judgments and estimates. There have been no significant changes in assumptions, estimates, and judgments in the preparation of these quarterly consolidated financial statements from the assumptions, estimates, and judgments used in the preparation of our latest audited consolidated financial statements, except as noted below.

Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the bases of those assets and liabilities as reported in our consolidated balance sheets. This estimation process requires that we evaluate the need for a valuation allowance against deferred tax assets, based on factors such as historical financial information, expected timing of future events, the probability of expected future taxable income and available tax planning opportunities.

In conjunction with Welsh Carson’s acquisition of our Company in April 2007, which increased the our debt, caused the us to generate U.S. taxable losses, and reduced the likelihood of us generating U.S. taxable income, we established a valuation allowance against our U.S. deferred tax assets. Since the acquisition, we have continued to establish a full valuation allowance against newly generated U.S. deferred tax assets and have continuously assessed the likelihood of the assets being realized at a future date.

During the third quarter of 2009, we determined, based on factors such as those described above, including recent favorable operating trends, expected future taxable income, and other factors, that it is more likely than not that the majority of these assets, which include net operating loss carryforwards and other items, will be realized in the future. Accordingly, our results of operations for the three months ended September 30, 2009 include an income tax benefit of $31.5 million related to the reversal of a majority of our valuation allowance against our deferred tax assets. We still carry a valuation allowance totaling $7.6 million against certain of our deferred tax assets, of which $2.1 million is expected to be reversed into income by December 31, 2009. The remaining $5.5 million in valuation allowance relates to deferred tax assets that have restrictions as to use and are not considered more likely than not to be realized. If our estimates related to the above items change significantly, we may need to alter the amount of our valuation allowance in the future through a favorable or unfavorable adjustment to net income.

Acquisitions, Equity Investments and Development Projects

As part of our growth strategy, we acquire interests in existing surgical facilities from third parties and invest in new facilities that we develop in partnership with hospital partners and local physicians. While many of these transactions have historically resulted in our controlling the acquired entity (business combinations), we did not obtain controlling interests in any of the four facilities in which we acquired ownership during the first nine months of 2009.

We regularly engage in the purchase and sale of equity interests with respect to our investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the nine months ended September 30, 2009, these transactions resulted in a cash outflow of approximately $11.8 million, which is summarized below:

Effective Date	Facility Location	Amount

Investments
February 2009	Granbury, Texas(1)	$2.0 million
February 2009	Stockton, California(1)	2.5 million
May 2009	St. Louis, Missouri(2)	0.9 million
Various	Various(3)	6.4 million

Total		$11.8 million

(1)	Acquisition of a noncontrolling interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with one of our hospital partners and local physicians.

(2)	Acquisition of the right to manage a surgical facility in which we previously had no involvement. We have a purchase option to acquire a 20% equity interest in the facility within one year, and after approximately three years, an option to purchase an additional 20% equity interest.

(3)	Represents the purchase of additional ownership and equity contributions in various unconsolidated affiliates, including $2.2 million to purchase additional ownership in three facilities in the Dallas/Fort Worth area.

Additionally, effective January 1, 2009, we acquired noncontrolling equity interests in and rights to manage two surgical facilities in which we previously had no involvement. These facilities are jointly owned with one of our hospital partners and local physicians. The total purchase price of $2.2 million was paid in December 2008.

We control and therefore consolidate the results of 60 of our 167 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These types of transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests.

During the nine months ended September 30, 2009, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $2.0 million and $3.8 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $6.6 million decrease to our additional paid-in capital during the nine months ended September 30, 2009.

Discontinued Operations, Other Dispositions, and Deconsolidations

During the nine months ended September 30, 2009, we sold our ownership interests in four facilities as summarized below.

Effective Date	Facility Location	Proceeds	(Loss)

February 2009	Las Cruces, New Mexico(1)	$—	$—
February 2009	East Brunswick, New Jersey(1)	0.7 million	(2.6) million
July 2009	Cleveland, Ohio(2)	1.0 million	—
September 2009	San Antonio, Texas(1)	—	(2.6) million

Total		$1.7 million	$(5.2) million

(1)	Because these investments were accounted for under the equity method, the results of operations of these facilities are not reported as discontinued operations. The loss on the disposal of these facilities is recorded in “Other, net” in the accompanying consolidated statements of income.

(2)	We financed the entire purchase price with the buyer and have a security interest in the facility’s assets until the note, which matures in December 2009, is collected. As a result, we deferred the gain, which is estimated at $0.6 million. Because this investment was accounted for under the equity method, the results of operations of this facility are not reported as discontinued operations.

In addition to the sale of ownership interests described above, we sold a controlling interest in an entity to a hospital partner in March 2009. The hospital partner already had a 49% ownership interest in this entity, which owns and manages two surgical facilities in the Phoenix, Arizona area and through the transaction acquired an additional 1.1% interest. We received proceeds of approximately $0.1 million and recorded a pretax loss of approximately $8.2 million, which was primarily related to the revaluation of our remaining investment in the entity to fair value. Our continuing involvement as an equity method investor and manager of the facilities precludes the classification of this transactions as discontinued operations. The loss on this transaction is recorded in “Other, net” in the accompanying consolidated statements of income. During the third quarter of 2009, we recorded an impairment charge related to our rights to manage this facility, the value of which is carried as an indefinite-lived intangible asset on our consolidated balance sheet. This charge was triggered by a reduction in our expected earnings under the contract. As a result, an impairment charge of $3.6 million was recorded and represents the difference between the intangible’s carrying value and estimated fair value. The impairment is recorded in “Other, net” in the accompanying consolidated statements of income.

During the third quarter of 2009, we and other owners of a facility consolidated by us agreed to merge the facility into another entity in which we hold an investment accounted for under the equity method. We received proceeds of approximately $0.2 million and recorded a loss, included in “Other, net” in the accompanying consolidated statements of income, of $0.6 million on the sale and deconsolidation of the facility together with the impairment of the Company’s indefinite-lived intangible asset related to the Company’s rights to manage the facility.

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

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net patient service revenues	85%	88%	85%	88%
Management and contract service revenues	13	12	13	11
Other revenues	2	—	2	1

Total revenues	100%	100%	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. As a percent of our total revenues, these revenues decreased to 85% of our total revenues for the three and nine months ended September 30, 2009. This decrease is due in part to the U.S. dollar strengthening against the British pound, and also is due to shifting of more of our facilities to joint ventures with hospital partners, which usually requires us to account for the facility under the equity method of accounting. With respect to facilities accounted for under the equity method of accounting, we do not include the facilities’ net patient service revenues in our financial results; instead, our consolidated financial statements reflect revenues we earn for our management and contract services, as noted below. Our share of the revenues, net of expenses, of equity method facilities, is reported in our consolidated financial statements as “equity in earnings of unconsolidated affiliates,” which is displayed between revenues and expenses.

Our management and contract service revenues are earned from the following types of activities (in thousands):

			Nine Months
	Three Months		Ended
	Ended September 30,		September 30,
	2009	2008	2009	2008

Management of surgical facilities	$11,527	$9,784	$34,194	$29,430
Contract services provided to hospitals, physicians and related entities	7,994	7,973	23,379	24,485

Total management and contract service revenues	$19,521	$17,757	$57,573	$53,915

As described above, our primary business is the operation of surgical facilities. In addition, we earn contract service revenues from other parties, primarily from hospitals through an endoscopy services business we acquired in 2006.

The following table summarizes our revenues by operating segment:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

United States	82%	80%	83%	80%
United Kingdom	18	20	17	20

Total	100%	100%	100%	100%

Between September 30, 2008 and September 30, 2009, the value of the British pound as compared to the U.S. dollar weakened approximately 21%. This decrease in value resulted in the proportion of our total revenues derived from U.K. operations as stated in U.S. dollars to decrease in the three and nine months ended September 30, 2009, as compared to the corresponding prior year periods.

Equity in Earnings of Unconsolidated Affiliates

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for 106 of our U.S. surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$293,207	$248,691	$852,679	$721,048
Operating expenses:
Salaries, benefits, and other employee costs	71,391	62,743	204,485	180,196
Medical services and supplies	68,086	52,796	194,973	151,574
Other operating expenses	68,718	62,783	200,531	183,818
Depreciation and amortization	12,645	11,839	37,474	36,490

Total operating expenses	220,840	190,161	637,463	552,078

Operating income	72,367	58,530	215,216	168,970
Interest expense, net	(6,041)	(6,103)	(18,312)	(18,307)
Other	838	865	2,177	2,301

Income before income taxes	$67,164	$53,292	$199,081	$152,964

Long-term debt	$280,217	$274,243	$280,217	$274,243
USPI’s equity in earnings of unconsolidated affiliates	14,913	11,420	43,110	32,563
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	22.2%	21.4%	21.7%	21.3%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	25.0%	25.1%	25.0%	25.1%
Unconsolidated facilities operated at period end	106	98	106	98

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. There is no comparable GAAP measure but management believes this percentage provides further useful information about its involvement in equity method investments.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. There is no comparable GAAP measure but management believes this percentage provides further useful information about its involvement in equity method investments.

Results of Operations

The following table summarizes certain statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Total revenues	100%	100%	100%	100%
Equity in earnings of unconsolidated affiliates	9.8	7.4	9.3	6.8
Operating expenses, excluding depreciation and amortization	(67.7)	(71.3)	(67.2)	(70.8)
Depreciation and amortization	(5.8)	(5.8)	(5.8)	(5.8)

Operating income	36.3	30.3	36.3	30.2
Interest and other expense, net	(17.0)	(13.7)	(15.1)	(13.1)

Income from continuing operations before income taxes	19.3	16.6	21.2	17.1
Income tax benefit (expense)	15.8	(4.0)	2.0	(3.9)

Income from continuing operations	35.1	12.6	23.2	13.2
Loss from discontinued operations	—	—	—	(0.2)

Net income	35.1	12.6	23.2	13.0

Less: Net income attributable to noncontrolling interests	(9.7)	(7.8)	(10.1)	(8.6)

Net income attributable to USPI’s common stockholder	25.4%	4.8%	13.1%	4.4%

Executive Summary

We continue to grow our existing facilities, develop new facilities with our hospital partners and add others selectively through acquisition. Our operating results continue to be strong, as our operating income increased 19% during the third quarter of 2009 as compared to the third quarter of 2008, and operating income margin increased by 600 basis points during the same period. These measures generally represent a continuation of the trends we experienced during the first six months of 2009.

Also continuing a trend experienced in the first and second quarters, these results were driven primarily by higher volumes of more complex procedures at our U.S. facilities, resulting in an increase in average revenue per procedure, and by improvements in leveraging our operating expenses. While our operating income and cash flows continue to be driven by an increase in the revenues, net of expenses, of all facilities we operate (systemwide), more than half of these facilities are accounted for under the equity method. This resulted in our systemwide revenues increasing 11% during the third quarter of 2009, driving an increase of 19% in our operating income, while the revenues reported in our consolidated income statement, which consist only of consolidated facilities, decreased by approximately 1%. Although the revenues of our consolidated facilities continue to grow on average, we sold a partial interest in two consolidated facilities during the first quarter of 2009 and one facility during the third quarter of 2009, which resulted in our accounting for them under the equity method and thus no longer including their revenues in our consolidated statement of income. In addition, our consolidated revenues reported by the U.K. during the third quarter of 2009 were lower by approximately $4.1 million as compared to the prior year period due to the strengthening of the U.S. dollar as compared to the British pound, which reduced the third quarter’s operating income by $1.0 million and net income by $0.5 million. A more detailed description of our revenues, including a table quantifying key elements of our change in revenues compared to the prior year, is presented in “Revenues,” later in this document.

The increased focus on equity method facilities is a direct result of deploying our primary U.S. business strategy of jointly owning our facilities with not-for-profit health systems and local physicians. While we believe this strategy increases our net income over time, it does not translate to proportionate increases in revenues, as our share of these facilities’ revenues and expenses is reflected on a net basis within “equity in earnings of unconsolidated affiliates” rather than being included in the individual revenue and expense line items of our financial statements. This business model frequently results in our profits growing at a different rate than our individual revenue and expense line items. Accordingly, we increasingly focus on systemwide measures, which include all facilities we operate, and on our levels of ownership in our facilities in order to analyze the health of our business and explain increases in our operating income, as described more fully in the following section.

We added six facilities during the first nine months of 2009 and completed the sale of four facilities. Consistent with our strategy, our overall net increase in facilities continues to be heavily weighted toward facilities we operate with a hospital partner. From September 30, 2008 to September 30, 2009, our overall number of facilities increased by nine, and the number of facilities we operate with a hospital partner increased by 11, including a de novo facility, which opened in the Detroit, Michigan area in June 2009. In addition, two de novo facilities, both of which have a hospital partner, opened in October 2009; one is located in St. Louis, Missouri and the other is located in Turnersville, New Jersey. Our development pipeline remains active, with eight additional facilities under development, of which one has reached the stage of commencing construction. All of these facilities are being developed with a hospital partner.

Our net income (attributable to USPI’s common stockholder) increased $39.5 million during the first nine months of 2009 as compared to the corresponding prior year period, driven largely by the reversal of $31.5 million of deferred income tax asset valuation allowance, an increase in equity in earnings of unconsolidated affiliates and companywide cost control measures. Additionally, our net interest expense was $11.5 million lower than in the first nine months of 2008, primarily due to a decrease in market interest rates. These increases to net income more than offset nonoperating losses totaling $19.1 million recorded in 2009. These losses related to the deconsolidation of three facilities, which we believe will improve our long-term profitability; the sale of our interests in two others; and the recognition of impairment losses on two indefinite-lived management contracts.

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

Our net earnings from each facility are driven by these two factors, regardless of whether we control (and thus consolidate) each facility. However, the individual revenue and expense line items of our consolidated financial statements only include the revenues and expenses of the facilities in which we own a controlling interest, which represents only 60 of our 167 facilities. We account for our investments in the majority of our facilities under the equity method, as we exercise significant influence over the operations of these entities but do not technically control them.

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

	Three Months Ended September 30,
	2009					2008
					USPI as					USPI as
					Reported					Reported
	USPI	Unconsolidated	Consolidation		Under	USPI	Unconsolidated	Consolidation		Under
	Systemwide(1)	Affiliates(2)	Adjustments		GAAP	Systemwide(1)	Affiliates(2)	Adjustments		GAAP

Revenues:
Net patient service revenues	$422,388	$(292,800)	$—		$129,588	$382,699	$(248,230)	$—		$134,469
Management and administrative services revenues	8,020	—	11,501	(3)	19,521	8,117	—	9,640	(3)	17,757
Other income	3,679	(407)	—		3,272	1,898	(461)	—		1,437

Total revenues	434,087	(293,207)	11,501		152,381	392,714	(248,691)	9,640		153,663
Equity in earnings of unconsolidated affiliates	—	—	14,913	(4)	14,913	—	—	11,420	(4)	11,420
Operating expenses:
Salaries, benefits and other employee costs	115,614	(71,391)	—		44,223	107,915	(62,743)	—		45,172
Medical services and supplies	93,537	(68,086)	—		25,451	80,134	(52,796)	—		27,338
Other operating expenses	70,517	(60,808)	11,501	(3)	21,210	70,254	(54,706)	9,640	(3)	25,188
General and administrative expenses	9,609	—	—		9,609	9,766	—	—		9,766
Provision for doubtful accounts	10,584	(7,910)	—		2,674	10,223	(8,077)	—		2,146
Depreciation and amortization	21,390	(12,645)	—		8,745	20,695	(11,839)	—		8,856

Total operating expenses	321,251	(220,840)	11,501		111,912	298,987	(190,161)	9,640		118,466

Operating income	112,836	(72,367)	14,913		55,382	93,727	(58,530)	11,420		46,617
Interest income	609	(89)	—		520	1,099	(414)	—		685
Interest expense	(23,719)	6,130	—		(17,589)	(27,676)	6,517	—		(21,159)
Other, net	(8,087)	(838)	—		(8,925)	157	(865)	—		(708)

Total other expenses, net	(31,197)	5,203	—		(25,994)	(26,420)	5,238	—		(21,182)

Income from continuing operations before income taxes	81,639	(67,164)	14,913		29,388	67,307	(53,292)	11,420		25,435
Income tax benefit (expense)	22,415	1,708	—		24,123	(7,405)	1,331	—		(6,074)

Income from continuing operations	104,054	(65,456)	14,913		53,511	59,902	(51,961)	11,420		19,361
Loss from discontinued operations, net of tax	—	—	—		—	(9)	—	—		(9)

Net income	104,054	(65,456)	14,913		53,511	59,893	(51,961)	11,420		19,352
Less: Net income attributable to noncontrolling interests	(65,350)	—	50,543	(5)	(14,807)	(52,452)	—	40,541	(5)	(11,911)

Net income attributable to USPI/Parent(6)	$38,704	$(65,456)	$65,456		$38,704	$7,441	$(51,961)	$51,961		$7,441

	Nine Months Ended September 30,
	2009					2008
					USPI as					USPI as
					Reported					Reported
	USPI	Unconsolidated	Consolidation		Under	USPI	Unconsolidated	Consolidation		Under
	Systemwide(1)	Affiliates(2)	Adjustments		GAAP	Systemwide(1)	Affiliates(2)	Adjustments		GAAP

Revenues:
Net patient service revenues	$1,246,828	$(849,849)	$—		$396,979	$1,143,456	$(719,375)	$—		$424,081
Management and administrative services revenues	23,447	—	34,126	(3)	57,573	24,904	—	29,011	(3)	53,915
Other income	14,165	(2,830)	—		11,335	5,629	(1,660)	—		3,969

Total revenues	1,284,440	(852,679)	34,126		465,887	1,173,989	(721,035)	29,011		481,965
Equity in earnings of unconsolidated affiliates	—	—	43,110	(4)	43,110	13	(13)	32,563	(4)	32,563
Operating expenses:
Salaries, benefits and other employee costs	334,574	(204,485)	—		130,089	319,016	(180,196)	—		138,820
Medical services and supplies	270,992	(194,973)	—		76,019	236,757	(151,574)	—		85,183
Other operating expenses	216,409	(180,631)	34,126	(3)	69,904	212,658	(160,278)	29,011	(3)	81,391
General and administrative expenses	29,708	—	—		29,708	29,933	—	—		29,933
Provision for doubtful accounts	27,453	(19,900)	—		7,553	29,496	(23,540)	—		5,956
Depreciation and amortization	64,084	(37,474)	—		26,610	64,192	(36,490)	—		27,702

Total operating expenses	943,220	(637,463)	34,126		339,883	892,052	(552,078)	29,011		368,985

Operating income	341,220	(215,216)	43,110		169,114	281,950	(168,970)	32,563		145,543
Interest income	2,625	(364)	—		2,261	3,841	(1,332)	—		2,509
Interest expense	(72,060)	18,676	—		(53,384)	(84,750)	19,639	—		(65,111)
Other, net	(16,968)	(2,177)	—		(19,145)	1,838	(2,301)	—		(463)

Total other expenses, net	(86,403)	16,135	—		(70,268)	(79,071)	16,006	—		(63,065)

Income from continuing operations before income taxes	254,817	(199,081)	43,110		98,846	202,879	(152,964)	32,563		82,478
Income tax benefit (expense)	4,698	4,806	—		9,504	(22,667)	3,981	—		(18,686)

Income from continuing operations	259,515	(194,275)	43,110		108,350	180,212	(148,983)	32,563		63,792
Loss from discontinued operations, net of tax	—	—	—		—	(898)	—	—		(898)

Net income	259,515	(194,275)	43,110		108,350	179,314	(148,983)	32,563		62,894
Less: Net income attributable to noncontrolling interests	(198,372)	—	151,165	(5)	(47,207)	(157,689)	—	116,420	(5)	(41,269)

Net income attributable to USPI/Parent(6)	$61,143	$(194,275)	$194,275		$61,143	$21,625	$(148,983)	$148,983		$21,625

(1)	Our systemwide statements of income treat all of our facilities as though they were consolidated subsidiaries. Our consolidated systemwide statement of income is not a measure defined under GAAP because it includes the revenues and expenses of entities we do not control and thus do not consolidate for financial reporting purposes under GAAP. We believe that systemwide revenues, expenses, and operating margins are important to understanding our business, since these measures include the health of the unconsolidated operating entities that comprise over 60% of our facilities. For example, these facilities’ growth in revenues directly affects our earnings in the form of management fees we earn for operating the facilities, as well as indicating the degree to which we are growing revenues and leveraging costs at these facilities, which are the key drivers of our net income. Our definition of systemwide statement of income may differ materially from similarly titled measures of other companies. Our systemwide net income is the same as our net income reported under GAAP.

(2)	Subtracts the aggregated revenues and expenses of our unconsolidated affiliates.

(3)	Our systemwide statements of income include consolidation entries that eliminate management fee revenues (on USPI’s financial records) and expenses (on the facilities’ financial records). Under GAAP, these consolidation entries need to be removed with respect to amounts charged to unconsolidated affiliates, as under GAAP these are not intercompany transactions with consolidated subsidiaries.

(4)	Records our share of the net income of our unconsolidated affiliates.

(5)	Our systemwide statements of income include noncontrolling interest expense for the portion of investees’ earnings not owned by us. Under GAAP, there is no noncontrolling interest expense recorded with respect to unconsolidated affiliates.

(6)	As the net impact of items (2) through (5) is zero, systemwide net income attributable to USPI/Parent equals the net income that we report under GAAP.

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

Our average ownership interest in the U.S. surgical facilities we operate is as follows:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2009	2008	2008

Equity method facilities(1)	21.7%	21.2%	21.3%
Consolidated facilities(2)	48.7%	48.8%	48.2%
Total(3)	30.2%	30.2%	30.5%

(1)	Computed for equity method facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income of U.S. surgical facilities we account for under the equity method.

(2)	Computed for consolidated facilities by dividing (a) the aggregate net income of U.S. surgical facilities we operate less net income attributable to the noncontrolling interests of consolidated subsidiaries by (b) the aggregate net income of our consolidated U.S. surgical facilities.

(3)	Computed in total by dividing our share of the facilities’ net income, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income of our U.S. surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our increased focus on partnering our facilities with hospital partners in addition to physicians generally leads to our accounting for more facilities under the equity method, and we have moved three facilities from consolidated to equity method during the nine months ended September 30, 2009. Accordingly, our consolidated financial statements show small decreases in revenues and most expense line items compared to the prior year periods. However, since our average ownership in our facilities, as shown in the table above, did not significantly change from the prior year, our success in growing our facilities’ profits (whether consolidated or equity method) translated to a 16% increase in our operating income compared to the nine months ended September 30, 2008. Since our primary strategy involves partnering with hospital partners and physicians, and since 85% of our hospital-partnered facilities are accounted for under the equity method, we increasingly focus on systemwide measures together with our average ownership levels to explain our changes in profit.

Revenues

Our consolidated net revenues decreased approximately 1% and 3% and our operating income increased 19% and 16%, during the three and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. The table below quantifies several significant items impacting year over year growth.

	Three Months Ended September 30, 2009
	USPI as Reported	USPI
	Under GAAP	Systemwide

Total revenues, period ended September 30, 2008	$153,663	$392,714
Add: Revenue from acquired facilities	6,820	24,473
Less: Revenue of disposed facilities	—	(5,556)
Less: Revenue of deconsolidated facilities	(9,185)	—
Other payer adjustments	—	—
Impact of exchange rate	(4,076)	(4,076)

Adjusted base period	147,222	407,555
Operating growth	3,552	26,282
Non-facility based revenue	1,607	250

Total revenues, period ended September 30, 2009	$152,381	$434,087

	Nine Months Ended September 30, 2009
	USPI as Reported	USPI
	Under GAAP	Systemwide

Total revenues, period ended September 30, 2008	$481,965	$1,173,989
Add: Revenue from acquired facilities	20,883	71,783
Less: Revenue of disposed facilities	—	(19,127)
Less: Revenue of deconsolidated facilities	(32,678)	—
Other payer adjustments	78	(7,985)
Impact of exchange rate	(19,941)	(19,941)

Adjusted base period	450,307	1,198,719
Operating growth	13,513	85,320
Non-facility based revenue	2,067	401

Total revenues, period ended September 30, 2009	$465,887	$1,284,440

The revenues of consolidated entities we owned during both 2008 and 2009 increased $3.6 million and $13.5 million during the three months and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods. We also added revenues by acquiring consolidated businesses. However, these increases were more than offset by the U.S. dollar being stronger in the 2009 periods than in the prior year periods and by the impact of our selling a portion of two consolidated facilities to a hospital partner, which resulted in our deconsolidating those two facilities effective March 1, 2009 and the deconsolidation of an additional facility in July 2009. As a result, our revenues reported under GAAP decreased on a year-over-year basis.

However, our systemwide revenues, which include both consolidated and unconsolidated facilities, increased by 11% and 9% during the three months and nine months ended September 30, 2009, as compared to the corresponding prior year periods, which together with improvements in operating margins driven in part by improved cost control (see “Facility Operating Margins”), more closely correlates with our operating income growing 19% and 16% for the three months and nine months ended September 30, 2009, respectively. We believe systemwide revenue growth is a better indicator of the growth in profits we should expect because, while the revenues of unconsolidated facilities are not included in the revenues reported on our consolidated statements of income, our share of unconsolidated facilities’ profits are included in our operating income. Thus, growing the volume and profits of unconsolidated facilities has relatively little impact on our consolidated revenues, but our share of these facilities’ increases in net income (equity in earnings of unconsolidated affiliates grew by 31% and 32% during the three months and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year periods) is reflected in our operating income and net income. Accordingly, we primarily focus on systemwide revenue growth as opposed to consolidated revenue growth in analyzing the overall performance of our business.

The growth in systemwide revenues was driven primarily by our U.S. facilities that have been open for more than one year (same store facilities). This group of facilities experienced revenue growth of 7% and 8% for the three and nine months ended September 30, 2009, as compared to 13% and 11% for the three months and nine months ended September 30, 2008, respectively. The growth in these facilities thus far in 2009 and throughout 2008 was driven more by increases in net revenue per case than by increases in volume. While some of this shift reflects increases in rates we negotiate with payers, we believe a more significant portion of the increase is driven by the type of cases we performed, which continue to shift to more complex cases on average.

The strengthening of the U.S. dollar versus the British pound caused a significant drop in the reported revenues for the first nine months of 2009 as compared to the corresponding prior year period, but in local currency (or measured at constant exchange rates) our U.K. facilities continued to generate revenue growth. However, this growth has been slower in 2009 than in recent years, largely due to a decrease in self-pay business. Self-pay business is generally considered more susceptible to changes in general economic conditions, as the cost of care is borne entirely by the patient rather than shared with private insurers or borne by the National Health Service. In addition, our U.K. operations’ rate of growth during the first nine months of 2008 was extremely strong (13%), making the year-over-year comparisons in 2009 less favorable.

The following table summarizes our systemwide same facility revenue growth rates, as compared to the three and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

United States facilities:
Net revenue	7.2%	7.8%
Surgical cases	2.2%	2.5%
Net revenue per case(1)	4.9%	5.2%
United Kingdom facilities:
Adjusted admissions	(1.5)%	(1.9)%
Net revenue using actual exchange rates	(12.0)%	(19.1)%
Net revenue using constant exchange rates(2)	1.3%	2.1%
All same store facilities:
Net revenue using actual exchange rates	5.7%	5.6%

(1)	Our overall domestic same store growth in net revenue per case for the third quarter of 2009 was favorably impacted by the 8.1% growth at our thirteen same store surgical hospitals, which on average perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. The net revenue per case growth at our ambulatory surgery centers was 2.6% during the third quarter of 2009. The favorable impact, in the first quarter of 2008, of our collecting amounts related to past patient services in conjunction with our finalizing a new contract with a major payer has been excluded from these growth rates as it relates to dates of service prior to January 1, 2008. The revenue reductions related to two similar, but adverse, adjustments in the second quarter of 2008 were excluded for similar reasons, as was the unfavorable impact of such an amount which arose during the second quarter of 2009.

(2)	Calculated using 2009 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

Joint Ventures With Not-For-Profit Hospitals; Number of Facilities

The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (de novos) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. Consistent with this strategy, our overall number of facilities partnered with not-for-profit hospitals and local physicians increased by 11 from September 30, 2008 to September 30, 2009, including a de novo facility, which opened in June 2009 in the Detroit, Michigan area. The facility currently under construction also involves a hospital partner, as do all seven of our projects in the earlier stages of development and the two de novo facilities we opened in October 2009. We continue to explore affiliating more facilities with hospital partners, especially for facilities in markets where we already operate other facilities with a hospital partner.

The following table summarizes the facilities we operated as of September 30, 2009 and 2008:

	September 30,
	2009	2008

United States facilities(1):
With a hospital partner	103	92
Without a hospital partner	60	63

Total U.S. facilities	163	155
United Kingdom facilities	4	3

Total facilities operated	167	158

Change from September 30, 2008:
De novo (newly constructed) and other(2)	3
Acquisition	11
Disposals(3)	(5)

Total increase in number of facilities	9

(1)	At September 30, 2009, physicians own a portion of all of these facilities.

(2)	We now consider our operations at the Parkside facility in London, consisting of a hospital and an oncology clinic, to be two separate entities in our facility count.

(3)	We sold our ownership interests in facilities in Las Cruces, New Mexico; East Brunswick, New Jersey; Cleveland, Ohio; and San Antonio, Texas. We also merged one of our surgery centers into one of our surgical hospitals in Oklahoma.

Facility Operating Margins

After three years of decreases, systemwide same store U.S. facility operating margins increased slightly (10 basis points) in 2008, and increased 270 basis points for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. This increase is largely due to continued revenue growth together with cost saving measures introduced during 2009 at our facilities. While the improvement was broad-based, it was particularly notable in the group of facilities jointly owned with hospital partners the margins of which improved 380 basis points. The margins of facilities we operate without a hospital partner did not fare as well, and were down 20 basis points as compared to the nine months ended September 30, 2008. We believe this disparity is generally indicative of the superiority of our primary strategy of partnering with not-for-profit healthcare systems.

The composition of our acquisition and development activities continues to result in the hospital-partnered group of facilities having a lower average operating margin than the group operating without a hospital partner. This is due in large part to the fact that virtually all of our newly developed facilities have a hospital partner. As they ramp-up their operations, these facilities earn lower margins in their first few years as compared to more mature facilities, which unfavorably impacts the overall margin of the hospital-partnered group of facilities. We have added 36 facilities to the hospital-partnered same store group since December 31, 2006, of which 19 were newly developed facilities. Conversely, with respect to facilities we operate without a hospital partner, we have added 11 facilities to the same store group since December 31, 2006, of which only one was developed by us. The other facilities in each group were added through acquisitions.

Our U.K. facilities, which comprise four of our 167 facilities at September 30, 2009, experienced a decrease in overall facility margins of 180 and 110 basis points during the three months and nine months ended September 30, 2009 as compared to the corresponding prior year periods, primarily as a result of a decrease in self-pay business. Self-pay business is funded entirely by the patient, as compared to business reimbursed by private insurance or covered under the National Health Service.

The following table summarizes the year-over-year increases (decreases) in our systemwide same facility operating margins (see footnote 1 below), comparing the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2008:

	Three Months Ended	Increase		Nine Months Ended	Increase
	September 30, 2009	(Decrease)		September 30, 2009	(Decrease)

United States facilities(2):
With a hospital partner	25.4%	240	bps	26.1%	380	bps
Without a hospital partner	28.4%	(30)	bps	29.7%	(20)	bps
Total U.S. facilities	26.1%	160	bps	27.0%	270	bps
United Kingdom facilities(3)	22.7%	(180)	bps	24.6%	(110)	bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	The favorable impact, in the first quarter of 2008, of our collecting amounts related to past patient services in conjunction with our finalizing a new contract with a major payer has been excluded from these growth rates as it relates to dates of service prior to January 1, 2008. The revenue reductions related to two similar, but adverse, adjustments in the second quarter of 2008 were excluded for similar reasons, as was the unfavorable impact of such an amount which arose during the second quarter of 2009.

(3)	Calculated using 2009 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business. In addition, the $1.0 million favorable impact of a one-time recovery of value-added tax during the second quarter of 2009 has been excluded from U.K. same facility operating margins.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues decreased by $1.3 million, or 0.8%, to $152.4 million for the three months ended September 30, 2009 from $153.7 million for the three months ended September 30, 2008. This decrease was primarily the result of our selling a partial interest in three of our consolidated facilities, which resulted in our deconsolidating the facilities. This $9.2 million decrease, together with the impact of the U.S. dollar strengthening against the British pound, more than offset the increases from growth in facilities we consolidated in both years or acquired during late 2008 or 2009 (see the table in “Revenues”). As described above, the fact that we account for the majority of our U.S. facilities under the equity method means that our growth in net income generally outpaces our growth in reported revenues.

Equity in earnings of unconsolidated affiliates increased by $3.5 million, or 30.6%, to $14.9 million for the three months ended September 30, 2009 from $11.4 million for the three months ended September 30, 2008. This increase in equity in earnings was primarily driven by same store growth, acquisitions of additional facilities we account for under the equity method and the deconsolidation of three facilities which we now account for under the equity method. The number of facilities we account for under the equity method increased by eight from September 30, 2008 to September 30, 2009.

Operating expenses, excluding depreciation and amortization, decreased by $6.4 million, or 5.9%, to $103.2 million for the three months ended September 30, 2009 from $109.6 million for the three months ended September 30, 2008. This decrease was largely driven by the deconsolidation of three facilities ($8.5 million). Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 67.7% for the three months ended September 30, 2009 from 71.3% for the three months ended September 30, 2008. This decrease as a percentage of revenues is primarily attributable to cost saving measures being employed across our facilities.

Depreciation and amortization decreased $0.1 million, or 1.2%, to $8.7 million for the three months ended September 30, 2009 from $8.9 million for the three months ended September 30, 2008, primarily as a result of the deconsolidation of three facilities. These facilities’ depreciation expense is no longer included in our consolidated depreciation expense. Depreciation and amortization, as a percentage of revenues, was 5.8% for the three months ended September 30, 2009 and 2008.

Operating income increased $8.8 million, or 18.8%, to $55.4 million for the three months ended September 30, 2009 from $46.6 million for the three months ended September 30, 2008. Operating income, as a percentage of revenues, increased to 36.3% for the three months ended September 30, 2009 from 30.3% for the three months ended September 30, 2008, primarily as a result of the growth in our equity in earnings of unconsolidated affiliates and cost saving measures.

Interest expense, net of interest income, decreased $3.4 million, or 16.6%, to $17.1 million for the three months ended September 30, 2009 from $20.5 million for the three months ended September 30, 2008, primarily due to lower interest rates and lower overall debt balances as compared to the prior period.

Other, net expense increased $8.2 million to $8.7 million for the three months ended September 30, 2009 from $0.7 million for the three months ended September 30, 2008. The increase is primarily attributable to a charge of $4.4 million related to two management contract intangible assets that were impaired during the third quarter of 2009. The increase is also attributable to purchase option termination fees which totaled $1.9 million and a $2.6 million net loss on the sale of one facility.

Our income taxes for the three months ended September 30, 2009 include $31.5 million of tax benefit related to our reversing the valuation allowance against a majority of our U.S. deferred tax assets. During the third quarter of 2009, we determined that it was more likely than not that we would generate taxable income to recover these assets in future periods.

Net income was $53.5 million for the three months ended September 30, 2009 compared to $19.4 million for the three months ended September 30, 2008. This $34.2 million increase is primarily related to favorable recognition of the benefit of a majority of our U.S. deferred tax assets as described above. Net income was also positively affected by increases in our equity in earnings of unconsolidated affiliates and cost saving measures. Net income was also favorably impacted by lower net interest expense as a result of lower debt balances and interest rates. In addition, despite our U.K. operations growing their profits in local currency, the strengthening U.S. dollar decreased our reported net income by $0.5 million.

Net income attributable to noncontrolling interests increased $2.9 million to $14.8 million for the three months ended September 30, 2009 from $11.9 million for the three months ended September 30, 2008. The increase was due to increased profitability of certain of our existing consolidated facilities and our acquisition activities, which primarily involve our acquiring less than 100% ownership.

Net income attributable to USPI’s common stockholder was $38.7 million for the three months ended September 30, 2009 compared to $7.4 million for the three months ended September 30, 2008. This $31.3 million increase primarily related to the adjustment related to our deferred tax asset allowance, increases in our equity in earnings of unconsolidated affiliates, cost saving measures and other factors described above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues decreased by $16.1 million, or 3.3%, to $465.9 million for the nine months ended September 30, 2009 from $482.0 million for the nine months ended September 30, 2008. This decrease was primarily the result of our selling a partial interest in three of our consolidated facilities, which resulted in our deconsolidating the facilities. This $32.7 million decrease more than offset a $13.5 million increase in the revenues of facilities we consolidated in both 2008 and 2009. Other factors, such as acquisitions and the effect of a stronger U.S. dollar as compared to the prior year period, were largely offsetting (see the table in “Revenues”). As described above, the fact that we account for the majority of our U.S. facilities under the equity method means that our growth in net income generally outpaces our growth in reported revenues.

Equity in earnings of unconsolidated affiliates increased by $10.5 million, or 32.4% to $43.1 million for the nine months ended September 30, 2009 from $32.6 million for the nine months ended September 30, 2008. This increase in equity in earnings was primarily driven by same store growth, acquisitions of additional facilities we account for under the equity method and the deconsolidation of three facilities which we now account for under the equity method. The number of facilities we account for under the equity method increased by eight from September 30, 2008 to September 30, 2009.

Operating expenses, excluding depreciation and amortization, decreased by $28.0 million, or 8.2%, to $313.3 million for the nine months ended September 30, 2009 from $341.3 million for the nine months ended September 30, 2008. This decrease was largely driven by the deconsolidation of three facilities ($20.3 million) and the recovery of $1.0 million in value added tax previously expensed by our U.K. subsidiary. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, decreased to 67.2% for the nine months ended September 30, 2009 from 70.8% for the nine months ended September 30, 2008. This decrease as a percentage of revenues is primarily attributable to cost saving measures being employed across our facilities.

Depreciation and amortization decreased $1.1 million, or 3.9%, to $26.6 million for the nine months ended September 30, 2009 from $27.7 million for the nine months ended September 30, 2008, primarily as a result of the deconsolidation of three facilities in 2009 and as a result of the weakening of the British pound as compared to the U.S. dollar. Depreciation and amortization, as a percentage of revenues, was 5.8% for the nine months ended September 30, 2009 and 2008.

Operating income increased $23.6 million, or 16.2%, to $169.1 million for the nine months ended September 30, 2009 from $145.5 million for the nine months ended September 30, 2008. Operating income, as a percentage of revenues, increased to 36.3% for the nine months ended September 30, 2009 from 30.2% for the nine months ended September 30, 2008, primarily as a result of the growth in our equity in earnings of unconsolidated affiliates and cost saving measures.

Interest expense, net of interest income, decreased $11.5 million, or 18.3%, to $51.1 million for the nine months ended September 30, 2009 from $62.6 million for the nine months ended September 30, 2008 primarily due to lower interest rates and additionally due to lower overall debt balances as compared to the prior period.

Other, net expense increased $18.7 million to $19.1 million for the nine months ended September 30, 2009 from $0.5 million for the nine months ended September 30, 2008. The increase is primarily attributable to the $10.9 million loss we recorded on the deconsolidation of two facilities and the sale of another facility during the first quarter of 2009. We recorded an additional $2.6 million loss on the sale of a facility during the third quarter of 2009. We also recorded a charge of $4.4 million related to two management contract intangible assets that were impaired during the third quarter of 2009.

Our income taxes for the three months ended September 30, 2009 include $31.5 million of tax benefit related to our reversing the valuation allowance against a majority of our U.S. deferred tax assets. During the third quarter of 2009, we determined that it was more likely than not that we would generate taxable income to recover these assets in future periods.

Net income was $108.4 million for the nine months ended September 30, 2009 compared to $63.8 million for the nine months ended September 30, 2008. This $44.6 million increase is primarily related to the favorable recognition of the benefit of a majority of our U.S. deferred tax assets as described above. Net income was also favorably impacted by increases in our equity in earnings of unconsolidated affiliates and cost saving measures. Net income was also favorably impacted by lower net interest expense as a result of lower debt balances and interest rates. These increases in net income were offset by the $19.1 million in losses we recorded on the deconsolidation, sales and impairment charges described above. In addition, despite our U.K. operations growing their profits in local currency, the strengthening U.S. dollar decreased our reported net income by $2.3 million.

Net income attributable to noncontrolling interests increased $5.9 million to $47.2 million for the nine months ended September 30, 2009 from $41.3 million for the nine months ended September 30, 2008. The increase was due to increased profitability of certain of our existing consolidated facilities and our acquisition activities, which primarily involve our acquiring less than 100% ownership.

Net income attributable to USPI’s common stockholder was $61.1 million for the nine months ended September 30, 2009 compared to $21.6 million for the nine months ended September 30, 2008. This $39.5 million increase primarily related to the adjustment related to our deferred tax asset allowance, increases in our equity in earnings of unconsolidated affiliates, cost saving measures and other factors noted above.

Liquidity and Capital Resources

Cash Flows

During the nine months ended September 30, 2009, we generated $145.2 million of cash from operating activities as compared to $107.8 million during the nine months ended September 30, 2008. Cash flows from operating activities increased $37.4 million, or 34.7%, from the prior year period, primarily as a result of our growing the profits of our facilities and experiencing lower interest expense due to falling interest rates on our variable rate debt.

During the nine months ended September 30, 2009, the Company’s net cash used in investing activities was $28.9 million, consisting primarily of $12.9 million for the purchase of equity interests and $17.0 million used for purchases of property and equipment, the effect of which was partially offset by proceeds from the sale of businesses and equity interests of $2.1 million. Approximately $7.8 million of the property and equipment purchases related to ongoing development projects, and the remaining $9.2 million represents purchases of equipment at existing facilities. During the nine months ended September 30, 2009, net cash used in financing activities was $9.4 million, which resulted primarily from the increase in cash held on behalf of unconsolidated affiliates of $55.9 million, offset by payments on long-term debt of $20.4 million and distributions to noncontrolling interests of $47.4 million.

Cash and cash equivalents were $156.5 million at September 30, 2009 as compared to $49.4 million at December 31, 2008, and net working capital (deficit) was $14.5 million and ($38.8 million) at September 30, 2009 and December 31, 2008, respectively. The overall negative working capital position at December 31, 2008 is primarily the result of $57.2 million due to affiliates associated with our cash management system being employed for our unconsolidated facilities. As discussed below, we have sufficient availability under our credit facility, together with our operating cash flows, to service our obligations.

Debt

We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations and borrowings under our $85.0 million revolving credit facility. In August 2009, we amended our revolving credit facility’s availability from $100.0 million to $85.0 million due to the bankruptcy of one of the lenders, Lehman Brothers. Management does not believe the reduction in the revolving credit facility will have a material impact on our business. We believe that funds generated by operations and funds available under the revolving credit facility will be sufficient to meet working capital requirements over at least the next 12 months. However, in the future, we may have to incur additional debt or issue additional debt or equity securities from time to time. We may be unable to obtain sufficient financing on satisfactory terms or at all.

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

Senior secured credit facility

The senior secured credit facility (credit facility) provides for borrowings of up to $615.0 million (with a $150.0 million accordion feature described below), consisting of (1) an $85.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. On April 19, 2007, we borrowed $430.0 million of the term loan facility concurrent with the merger. During the remainder of 2007, we borrowed an additional $63.5 million under the delayed draw feature of the term loan facility to finance the acquisition of an additional surgery center in St. Louis, Missouri and to finance a buy-up of ownership in five of our existing St. Louis facilities. During 2008, we borrowed $31.5 million under the delayed draw facility to finance a buy-up of ownership in five of our existing St. Louis facilities and borrowed $1.5 million to fund the purchase of a new facility in St. Louis. No additional funds can be borrowed under the delayed draw feature.

We may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we currently pay 0.50% per annum on the daily-unused commitment of the revolving credit facility. We also currently pay a quarterly participation fee of 2.38% per annum related to outstanding letters of credit. The term loans under the credit facility require principal payments each year in an amount of 1% per annum in equal quarterly installments. No principal payments are required on the revolving credit facility. In March 2009, we began to pay quarterly principal payments of $0.2 million on the outstanding balance of the delayed draw loans. At September 30, 2009, we had $515.0 million of debt outstanding under the credit facility at a weighted average interest rate of approximately 3.6%. At September 30, 2009, we had $83.4 million available for borrowing under the revolving credit facility, representing the facility’s $85.0 million capacity, net of $1.6 million of outstanding letters of credit.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of September 30, 2009.

Senior subordinated notes

Also in connection with the merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest) or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. To date, we have paid all interest payments in cash. At September 30, 2009, we had $437.5 million of Notes outstanding. The Notes are unsecured senior subordinated obligations of our Company; however, the Notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of September 30, 2009.

United Kingdom borrowings

In April 2007, we entered into an amended and restated credit agreement, which covered our existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional Term Loan B facility of £10 million, which was drawn in April 2007. In March 2008, we further amended our U.K. Agreement to provide for a £2.0 million Term Loan C facility. We borrowed the entire £2.0 million in March 2008 to acquire property adjacent to one of our hospitals in London. In September 2009, we renewed our overdraft facility through April 2010. Under the renewal, we must pay a commitment fee of 0.5% per annum on the unused portion of the overdraft facility each quarter. Excluding availability on the overdraft facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At September 30, 2009, we had approximately £37.9 million (approximately $60.6 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 4.2%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 2.00%. Quarterly principal payments are required on the Term Loan A, which began in September 2007, and approximate $4.8 million in the first and second year, $6.4 million in the third and fourth year; $8.0 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and matures in 2013. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million at September 30, 2009), which began in September 2008 and continue through its maturity date of February 2013 when the final payment of £0.5 million (approximately $0.8 million) is due. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We believe we were in compliance with these covenants as of September 30, 2009.

We also have the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million (approximately $4.0 million at September 30, 2009). The exact terms and payments are negotiated upon a draw on the facility. No amounts were outstanding at September 30, 2009.

Contractual Cash Obligations

Our contractual cash obligations as of September 30, 2009 are summarized as follows:

	Payments Due by Period
		Within	Years	Years	Beyond
Contractual Cash Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)

Long-term debt obligations:
Senior secured credit facility(1)	$515,026	$5,261	$10,494	$10,457	$488,814
Senior subordinated notes, due 2017(1)	240,000	—	—	—	240,000
Senior subordinated toggle notes, due 2017(1)	197,515	—	—	—	197,515
U.K. credit facility(1)	60,602	6,907	16,215	37,480	—
Other debt at operating subsidiaries(1)	26,589	6,275	10,200	5,092	5,022
Interest on long-term debt obligations(2)	398,449	62,030	121,534	108,593	106,292
Capitalized lease obligations(3)	52,153	7,383	11,771	7,306	25,693
Operating lease obligations	71,601	14,993	23,567	14,807	18,234

Total contractual cash obligations	$1,561,935	$102,849	$193,781	$183,735	$1,081,570

(1)	Scheduled principal payments

(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the September 30, 2009 rates applicable to each debt instrument and also gives effect to the interest rate swaps designated in a cash flow hedging relationship against portions of the U.K. credit facility and senior secured credit facility in the U.S.

(3)	Includes related principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $56.9 million at September 30, 2009, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was 48% at September 30, 2009. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At September 30, 2009, the total debt on the balance sheets of our unconsolidated affiliates was approximately $280.2 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 25% at September 30, 2009. USPI or one of its wholly owned subsidiaries had collectively guaranteed $13.2 million of the $280.2 million in total debt of our unconsolidated affiliates as of September 30, 2009. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $16.6 million as of September 30, 2009. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

In connection with our acquisition of a controlling equity interest in a surgery center in 2007, we had the option to purchase additional ownership in the facility during a specified time period in the purchase agreement. If we did not exercise the purchase option, we were required to pay an option termination fee, which was equal to the lesser of an EBITDA calculation, as specified in the purchase agreement, or $1.0 million. We have elected not to exercise our option and have accrued a termination fee of $0.4 million at September 30, 2009.

We acquired an additional facility in 2007 that had a similar option termination fee clause in its purchase agreement, except that the option termination fee is the lesser of an EBITDA calculation, as specified in the purchase agreement, or $2.5 million. We elected to purchase only a portion of the ownership as stated in the agreement and therefore accrued a $1.5 million termination fee at September 30, 2009. The parties agreed to another purchase option that can be exercised at any time during the 60 day period following September 30, 2011 or the remaining $1.0 million option termination fee would be required to be paid.

Accordingly, $1.9 million of termination fees were expensed in September 2009 and are included in “Other, net” in the accompanying consolidated statements of income. These fees were paid in cash in October 2009.

In addition, our U.K. subsidiary has begun expanding our Parkside hospital, already our largest facility. Located outside London in the Wimbledon area, this facility’s expansion is expected to cost approximately £11.5 million (approximately $18.4 million) over the next two years.

Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our Company, in the amount of $0.5 million and $1.5 million for the three month and nine months ended September 30, 2009 and 2008, respectively. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control.

In June 2009, we agreed to lend up to $10.0 million to Trinity MC, LLC (Trinity), an acute care hospital in the Dallas/Fort Worth area. A majority interest (71%) in Trinity is owned by BRMCG Holdings, LLC, a wholly owned subsidiary of Baylor Regional Medical Center at Grapevine, a controlled affiliate of Baylor Health Care System (Baylor). Trinity operates Baylor Medical Center at Carrollton (BMCC). We have no ownership in Trinity. The revolving note earns interest at a rate of 6.0% per annum, is due on demand and, if not called earlier, matures in December 2009. The principal on the revolving note is reduced daily by sweeps from certain of Trinity’s bank accounts and advances of additional principal are made as requested by Trinity. Trinity’s accounts receivable and certain deposit accounts are held as collateral by us. At September 30, 2009, approximately $4.0 million was outstanding under the revolving note agreement and is included in “other receivables” on the accompanying consolidated balance sheet. Baylor’s Chief Executive Officer is a member of our board of directors. One of our Vice Presidents is a member of the Board of Managers of BMCC. We believe the terms of the revolving note were negotiated at arms’ length.

New Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update No. 2009-5, Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 amends ASC Topic 820, Fair Value Measurements and Disclosures. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or (2) a valuation technique that is consistent with the principles of Topic 820. ASU 2009-05 is effective on October 1, 2009 for us. We do not believe that the adoption of ASU 2009-05 will have a material impact on our consolidated financial statements or disclosures.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of U.S. GAAP for SEC registrants. SFAS 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of SFAS 168 did not have any impact on our consolidated financial statements or disclosures.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 will amend portions of ASC 810, Consolidations, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) interests should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. SFAS 167’s changes to ASC 810 require a number of additional disclosures about an entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The changes to ASC 810 apply to us beginning on January 1, 2010. We are currently evaluating what impact SFAS 167’s changes will have on our consolidated financial statements and disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 is now included in the ASC as Topic 855, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP). This FSP amends portions of ASC 715, Compensation — Retirement, to provide guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. We do not expect the FSP’s changes to ASC 715 will have a material impact on our consolidated financial statement disclosures.

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

As further discussed in Note 6 to the accompanying consolidated financial statements, in order to manage interest rate risk related to a portion of our variable-rate U.K. debt, on February 29, 2008, we entered into an interest rate swap agreement for a notional amount of £20.0 million (approximately $32.0 million at September 30, 2009). The interest rate swap requires us to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (0.5% at September 30, 2009), which is reset quarterly. The interest rate swap expires in March 2011. No collateral is required under the interest rate swap agreement. As of September 30, 2009, the rate under our swap agreement was unfavorable compared to the market.

Additionally, effective July 24, 2008, in order to manage interest rate risk related to a portion of our variable-rate U.S. senior secured credit facility, we entered into an interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires us to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (0.5% at September 30, 2009), which is paid and reset on a quarterly basis. The interest rate swap expires in July 2011. No collateral is required under the interest rate swap agreement. As of September 30, 2009, the rate under our swap agreement was unfavorable compared to the market.

At September 30, 2009, the fair values of the U.K. and U.S. interest rate swaps were liabilities of approximately $1.7 million and $8.5 million, respectively. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the models were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost we would have to pay to transfer the obligations to a market participant with similar credit risk.

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At September 30, 2009, $695.2 million of our outstanding debt was in fixed rate instruments and the remaining $344.5 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $3.4 million.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings, that might have a material adverse impact on the Company.

ITEM 1B.	Unresolved Staff Comments

On August 4, 2009, we received a comment letter from the Securities and Exchange Commission (SEC) related to certain issues with respect to our public filings, including the presentation of our Systemwide Operating Results in Management’s Discussion and Analysis. We responded to the SEC’s comment letter on August 14, 2009. As of the date of the filing of this Quarterly Report on Form 10-Q, we have not resolved the comments raised by the SEC. We believe that our presentation of Systemwide Operating Results is appropriate, and will continue to work to resolve the comments with the SEC.

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

Date: November 3, 2009

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