Form 10-K
period 2009-12-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2010-02-24
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

As of February 23, 2010, 100 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference
None.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
2009 ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness; general economic and business conditions, including without limitation the condition of the financial markets, both nationally and internationally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into and retain managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the U.S. and the United Kingdom (U.K.); the effects of insurers, healthcare providers and others to contain healthcare costs; the possible enactment of federal or state healthcare reform; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses and other health care professionals and other personnel; the availability of suitable acquisition and development opportunities and the length of time it takes to accomplish acquisitions and developments; our ability to integrate new and acquired businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks and uncertainties discussed in this Annual Report on Form 10-K. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements.

PART I

Item 1.	Business

General

United Surgical Partners International, Inc. (together with its subsidiaries, “we,” the “Company” or “USPI”) owns and operates short stay surgical facilities including surgery centers and hospitals in the United States and the United Kingdom. We focus on providing high quality surgical facilities that meet the needs of patients, physicians and payors better than hospital-based and other outpatient surgical facilities. We believe that our facilities (1) enhance the quality of care and the healthcare experience of patients, (2) offer significant administrative, clinical and economic benefits to physicians, (3) offer a strategic approach for our health system partners to expand capacity and access within the markets they serve, and (4) offer an efficient and low cost alternative for payors. We acquire and develop our facilities through the formation of strategic relationships with physicians and not-for-profit healthcare systems to better access and serve the communities in our markets. Our operating model is efficient and scalable, and we have adapted it to each of our markets. We believe that our acquisition and development strategy and operating model enable us to continue to grow by taking advantage of highly-fragmented markets and an increasing demand for short stay surgery.

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

Donald E. Steen, who is our chairman, formed USPI with the private equity firm Welsh, Carson, Anderson & Stowe in February 1998. As of December 31, 2009, we operated 169 facilities, consisting of 165 in the United States and four in the United Kingdom. Of the 165 U.S. facilities, 109 are jointly owned with major not-for-profit healthcare systems. Overall, as of December 31, 2009, we held ownership interests in 167 of the facilities and operated the remaining two under service and management contracts. Due in large part to our partnerships with physicians and not-for-profit healthcare systems, we do not consolidate the financial results of 109 of the 169 facilities we operate, meaning that while we record a share of their net profit within our operating income, we do not include their revenues and expenses in the consolidated revenue and expense line items of our consolidated financial statements.

This trend in our business contributed to our consolidated revenues decreasing from $642.2 million in 2008 to $622.4 million in 2009, even as our operating income increased from $199.8 million to $229.7 million during the same period. To help understand this relationship in our consolidated financial statements, we review an operating measure called systemwide revenue growth, which includes both consolidated and unconsolidated facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding USPI’s financial performance because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for USPI’s equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating margins for the facilities that were operational in both the current and prior year periods, a group we refer to as same store facilities.

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

In this Form 10-K, we have reported our operating results and financial position for the period subsequent to the merger date of April 19, 2007, as the “Successor Period” and all periods prior to April 19, 2007, as “Predecessor Periods.” For the purposes of presenting a comparison of our 2007 results to our 2008 results, we have presented our 2007 results as the sum of our operating results from the Predecessor Period from January 1, 2007 through April 18, 2007 and our operating results for the Successor Period from April 19, 2007 to December 31, 2007. We believe that this presentation provides the most meaningful information about our operating results. This approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis. Even on a combined basis, our results of operations for the year ended December 31, 2007 is neither comparable with other periods nor indicative of results to be expected in future periods given our incurrence of merger-related expenses and indebtedness in 2007.

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

United Kingdom

The United Kingdom provides government-funded healthcare to all of its residents through the National Health Service. However, due to funding and capacity limitations, the demand for healthcare services exceeds the public system’s capacity. In response to these shortfalls, private healthcare networks and private insurance companies have developed in the United Kingdom. Approximately 12% of the U.K. population has private insurance to cover elective surgical procedures, and another segment of the population pays for elective procedures from personal funds. For the year ended December 31, 2009, in the United Kingdom, we derived 64% of our revenues from private insurance, 26% from self-pay patients, who typically arrange for payment prior to surgery being performed, 5% from government payors, and 5% from other payors.

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

Operations

Operations in the United States

Our operations in the United States consist primarily of our ownership and management of surgery centers. As of December 31, 2009, we have ownership interests in 151 surgery centers and 12 surgical hospitals and operate, through service and management agreements, two additional surgery centers. We also own interests in and expect to operate three more surgical facilities that are currently under construction and have four projects under development, and numerous other potential projects in various stages of consideration, which may result in our adding additional facilities during 2010. All of the facilities under construction and in the earlier stages of development include a not-for-profit hospital partner. Approximately 7,400 physicians have privileges to use our facilities. Our surgery centers are licensed outpatient surgery centers, and our surgical hospitals are licensed as hospitals. Each of our facilities is generally equipped and staffed for multiple surgical specialties and located in freestanding buildings or medical office buildings. Our average surgery center has approximately 12,000 square feet of space with three operating rooms, as well as ancillary areas for preparation, recovery, reception and administration. Our surgery center facilities range from a 4,000 square foot, one operating room facility to a 33,000 square foot, nine operating room facility. Our surgery centers are normally open weekdays from 7:00 a.m. to approximately 5:00 p.m. or until the last patient is discharged. We estimate that a surgery center with four operating rooms can accommodate up to 6,000 procedures per year. Our surgical hospitals average 50,000 square feet of space with seven operating rooms, ranging in size from 20,000 to 167,000 square feet and having from four to eleven operating rooms.

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

Generally, our surgical facilities are limited partnerships, limited liability partnerships or limited liability companies in which ownership interests are also held by local physicians who are on the medical staff of the facilities. Our ownership interests in the facilities range from 5% to 99%. Our partnership and limited liability company agreements typically provide for the monthly or quarterly pro rata distribution of cash equal to net profits from operations, less amounts held in reserve for expenses and working capital. Our facilities derive their operating cash flow by collecting a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. Our billing systems estimate revenue and generate contractual adjustments based on a fee schedule for over 85% of the total cases performed at our facilities. For the remaining cases, the contractual allowance is estimated based on the historical collection percentages of each facility by payor group. The historical collection percentage is updated quarterly for each facility. We estimate each patient’s financial obligation prior to the date of service. We request payment of that obligation at the time of service. Any amounts not collected at the time of service are subject to our normal collection and reserve policy. We also have a management agreement with each of the facilities under which we provide day-to-day management services for a management fee that is typically a percentage of the net revenues of the facility.

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

Strategic Relationships

A key element of our business strategy is to pursue strategic relationships with not-for-profit healthcare systems (hospital partners) in selected markets. Of our 165 U.S. facilities, 109 are jointly-owned with not-for-profit healthcare systems. Our strategy involves developing these relationships in three primary ways. One way is by adding new facilities in existing markets with our existing hospital partners. An example of this is our relationship with the Baylor Health Care System (Baylor) in Dallas, Texas. Our joint ventures with Baylor own a network of 25 surgical facilities that serve the approximately six million people in the Dallas / Fort Worth area. These joint ventures have added new facilities each year since their inception in 1999, including two during 2009. Another example of a growing single-market relationship is our network of facilities in Houston, Texas with Memorial Hermann Healthcare System, with whom we opened our first facility in 2003 and with whom we now operate 17 facilities, including one added during 2009.

Another way we develop these relationships is through expansion into new markets, both with existing hospital partners and with new partners. A good long-term example of this strategy is our relationship with Ascension Health, with whom we initially owned a single facility in Nashville, Tennessee and now have a total of eleven facilities in four states. Similarly, with Catholic Healthcare West (CHW) we began with one facility, which was in a suburb of Las Vegas, Nevada. This relationship has expanded to a total of 12 facilities, including five in various California markets and four in the Phoenix, Arizona market. Our newest facility with CHW is located in Stockton, California and was acquired in February 2009. We also continue to grow our relationship with Bon Secours Health System, where we now operate five facilities in four different Virginia cities. During 2008, we entered into a new partnership with Legacy Health in Portland, Oregon where we now have ownership in and manage two surgical facilities. Also during 2008, we entered into a new partnership with Centura Health in Denver, Colorado where we now have ownership in and manage three surgical facilities, two of which were added in January 2009.

A third way we develop our strategic relationships with not-for-profit healthcare systems is through the contribution of our ownership interests in existing facilities to a joint venture relationship. For example, during 2007, we added a hospital partner, CHRISTUS Spohn, to two of our facilities in Corpus Christi, Texas. We engaged in similar transactions with existing partners, Memorial Hermann and CHW, during 2008. We expect to add a not-for-profit hospital partner in the future to some of the remaining 56 facilities that do not yet have such a partner.

Operations in the United Kingdom

We operate three hospitals and an oncology center in greater London. We acquired Parkside Hospital and Holly House Hospital in 2000 and Highgate Hospital in 2003. Parkside Hospital, located in Wimbledon, a suburb southwest of London, has 72 registered acute care beds, including four high dependency beds and four operating theatres, one of which is a dedicated endoscopy suite and an outpatient surgery unit. Parkside also has its own on-site pathology laboratory which provides services to the on-site cancer treatment center. The imaging department, which has been extensively upgraded in the past four years, has two MRI scanners, a CT scanner, and two X-ray screening rooms, plus mammography, dental and ultrasound services available. Over 500 surgeons, anesthesiologists, and physicians have admitting privileges to the hospital. Parkside’s key specialties include orthopedics, oncology, gynecology, neurosurgery, ear-nose-throat, endoscopy and general surgery. The development of a 22,000 square feet outpatient facility is due to be completed by August 2010, facilitating the addition of 15 inpatient rooms and six additional clinical offices for medical staff members by mid-2011.

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

Case Mix

The following table sets forth the percentage of the internally reported case volume of our U.S. facilities and internally reported revenue from our U.K. facilities for the year ended December 31, 2009 from each of the following specialties:

Specialty	U.S.	U.K.

Orthopedic	21%	25%
Pain management	19	2
Gynecology	3	6 (1)
General surgery	5	14
Ear, nose and throat	8	3
Gastrointestinal	18	2
Cosmetic surgery	3	16
Ophthalmology	11	2
Other	12	30

Total	100%	100%

(1)	Also includes in vitro fertilization.

Payor Mix

The following table sets forth the percentage of the internally reported case volume of our U.S. surgical facilities and internally reported revenue from our U.K. facilities for the year ended December 31, 2009 from each of the following payors:

Payor	U.S.	U.K.

Private insurance	67%	64%
Self-pay	2	26
Government	28 (1)	5
Other	3	5

Total	100%	100%

(1)	Based solely on case volume. Because government payors typically pay less than private insurance, the percentage of our U.S. revenue attributable to government payors is approximately 14% for Medicare and 2% for Medicaid.

The following table sets forth information relating to the not-for-profit healthcare systems with which we were affiliated as of December 31, 2009:

		Number of
		Facilities
	Healthcare System’s	Operated
Healthcare System	Geographical Focus	with USPI

Single Market Systems:
Baylor Health Care System	Dallas/Fort Worth, Texas	25
Centura Health	Colorado	3
Covenant Health	Eastern Tennessee	2
INTEGRIS Health	Oklahoma	2
Kennedy Health System	New Jersey	1
Legacy Health System	Portland, Oregon	2
McLaren Health Care Corporation	Michigan	5
Memorial Hermann Healthcare System	Houston, Texas	17
Meridian Health System	New Jersey	5
Mountain States Health Alliance	Northeast Tennessee	1
North Kansas City Hospital	Kansas City, Missouri	3
NorthShore University Health System	Chicago, Illinois	4
Scripps Health	San Diego, California	1
St. John Health System	Oklahoma	1
Multi-Market Systems:
Adventist Health System:	11 states(a)	2
Adventist Hinsdale Hospital	Hinsdale, Illinois
Huguley Memorial Medical Center	Fort Worth, Texas
Ascension Health:	18 states and D.C.(b)	11
Carondelet Health System (1 facility)	Blue Springs, Missouri
St. Thomas Health Services System (7 facilities)	Middle Tennessee
St. Vincent Health (1 facility)	Indiana
Seton Healthcare Network (2 facilities)	Austin, Texas
Bon Secours Health System:	Seven states(c)	5
Bon Secours Health Center at Virginia Beach	Virginia Beach, Virginia
Mary Immaculate Hospital	Newport News, Virginia
Maryview Medical Center	Suffolk, Virginia
Memorial Regional Medical Center	Richmond, Virginia
St. Mary’s Hospital	Richmond, Virginia
	California, Arizona,
Catholic Healthcare West:	Nevada	12
Mercy Hospital of Folsom (1 facility)	Sacramento, California
Mercy Medical Center (3 facilities)	Redding, California
Mercy San Juan Medical Center (1 facility)	Roseville, California
St. Joseph’s Hospital and Medical Center (2 facilities) and Arizona Orthopedic Surgical Hospital (2 facilities)	Phoenix, Arizona
St. Joseph’s Medical Center (1 facility)	Stockton, California
St. Rose Dominican Hospital (2 facilities)	Las Vegas, Nevada
CHRISTUS Health:	Eight states(d)	4
CHRISTUS Health Central Louisiana (1 facility)	Alexandria, Louisiana
CHRISTUS Santa Rosa Health Corporation (1 facility)	San Antonio, Texas
CHRISTUS Spohn Health System (2 facilities)	Corpus Christi, Texas
Providence Health System:	Five states(e)	2
Providence Holy Cross Health Center	Santa Clarita, California
Providence Holy Cross Medical Center	Mission Hills, California
SSM Healthcare:	Four states(f)
SSM St. Clare Health System	St. Louis, Missouri	1

Totals		109

(a)	Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, North Carolina, Tennessee, Texas, West Virginia, and Wisconsin.

(b)	Alabama, Arkansas, Arizona, Connecticut, District of Columbia, Florida, Idaho, Illinois, Indiana, Kansas, Louisiana, Maryland, Michigan, Missouri, New York, Tennessee, Texas, Washington, and Wisconsin.

(c)	Florida, Kentucky, Maryland, New York, Pennsylvania, South Carolina, and Virginia

(d)	Arkansas, Georgia, Louisiana, Oklahoma, Missouri, New Mexico, Texas, and Utah.

(e)	Alaska, California, Montana, Oregon, and Washington.

(f)	Illinois, Missouri, Oklahoma and Wisconsin.

Facilities

The following table sets forth information relating to the facilities that we operated as of December 31, 2009:

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
Facility		Affiliation		Rooms	USPI

United States
Atlanta
	East West Surgery Center, Austell, Georgia	9/1/00	(2)	3	70%
	Lawrenceville Surgery Center, Lawrenceville, Georgia	8/1/01		2	15
	Northwest Georgia Surgery Center, Marietta, Georgia	11/1/00	(2)	3	15
	Orthopaedic South Surgical Center, Morrow, Georgia	11/28/03		2	15
	Resurgens Surgical Center, Atlanta, Georgia	10/1/98	(2)	4	48
	Roswell Surgery Center, Roswell, Georgia	10/1/00	(2)	3	15
Austin
*	Cedar Park Surgery Center, Cedar Park, Texas	11/22/05		2	26
*	Northwest Surgery Center, Austin, Texas(1)	5/30/07		6	29
	Texan Surgery Center, Austin, Texas	6/1/03		3	55
Chicago
*	Hinsdale Surgical Center, Hinsdale, Illinois	5/1/06		4	22
*	Same Day Surgery 25 East, Chicago, Illinois	10/15/04		4	45
*	Same Day Surgery Elmwood Park, Elmwood Park, Illinois	10/15/04		3	33
*	Same Day Surgery North Shore, Evanston, Illinois	10/15/04		2	35
*	Same Day Surgery River North, Chicago, Illinois	10/15/04		4	35
Corpus Christi
*	Corpus Christi Outpatient Surgery Center, Corpus Christi, Texas(1)	5/1/02		5	30
*	Shoreline Surgery Center, Corpus Christi, Texas	7/1/06		4	26
Dallas/Fort Worth
*	Baylor Medical Center at Frisco, Frisco, Texas(3)	9/30/02		11	25
*	Baylor Surgicare at Bedford, Bedford, Texas(1)	12/18/98		5	32
*	Baylor Surgicare, Dallas, Texas(1)	6/1/99		6	34
*	Baylor Surgicare at Denton, Denton, Texas(1)	2/1/99		4	25
*	Baylor Surgicare at Garland, Garland, Texas	2/1/99		4	30
*	Baylor Surgicare at Granbury, Granbury, Texas	2/1/09		4	26
*	Baylor Surgicare at Grapevine, Grapevine, Texas	2/16/02		4	28
*	Baylor Surgicare at Lewisville, Lewisville, Texas(1)	9/16/02		6	37
*	Baylor Surgicare at Plano, Plano, Texas	10/1/07		1	27

		Date of	Number
		Acquisition	of	Percentage
		or	Operating	Owned by
Facility		Affiliation	Rooms	USPI

*	Baylor Surgicare at North Garland, Garland, Texas	5/1/05	6	26
*	Baylor Surgicare at Trophy Club, Trophy Club, Texas(3)	5/3/04	6	34
*	Bellaire Surgery Center, Fort Worth, Texas	10/15/02	4	25
*	Doctor’s Surgery Center at Huguley, Burleson, Texas	2/14/06	3	26
*	Heath Surgicare, Rockwall, Texas(1)	11/1/04	3	25
*	Irving-Coppell Surgical Hospital, Irving, Texas(3)	10/20/03	5	9
*	Mary Shiels Hospital, Dallas, Texas(3)	4/1/03	5	17
*	Medical Centre Surgical Hospital, Fort Worth, Texas(3)	12/18/98	8	33
*	North Central Surgical Center, Dallas, Texas(3)	12/12/05	10	18
*	North Texas Surgery Center, Dallas, Texas(1)	12/18/98	4	35
	Park Cities Surgery Center, Dallas, Texas(1)	6/9/03	4	55
*	Physicians Day Surgery Center, Dallas, Texas	10/12/00	4	34
*	Physicians Surgical Center of Fort Worth, Fort Worth, Texas	7/13/04	4	25
*	Physicians Surgical Center of Fort Worth — Campus II, Fort Worth, Texas	5/1/07	2	25
*	Rockwall Surgery Center, Rockwall, Texas	09/1/06	3	37
*	Surgery Center of Arlington, Arlington, Texas(1)	2/1/99	6	26
*	Texas Surgery Center, Dallas, Texas(1)	6/1/99	4	34
*	Valley View Surgery Center, Dallas, Texas	12/18/98	4	32
Denver
*	Crown Point Surgical Center, Parker, Colorado	10/1/08	4	40
*	Harvard Park Surgery Center, Denver Colorado	1/1/09	3	25
*	Summit View Surgery Center, Littleton, Colorado	1/1/09	3	25
Houston
*	Doctors Outpatient Surgicenter, Pasadena, Texas(1)	9/1/99	5	43
*	Kingsland Surgery Center, Katy, Texas	12/31/08	4	28
*	KSF Orthopaedic Surgery Center, Houston, Texas(1)	5/1/07	3	44
*	Memorial Hermann Specialty Hospital Kingwood, Kingwood, Texas(3)	9/1/07	6	25
*	Memorial Hermann Surgery Center — Katy, Katy, Texas(1)	1/19/07	4	10
*	Memorial Hermann Surgery Center — Northwest, Houston, Texas(1)	9/1/04	5	10
*	Memorial Hermann Surgery Center — Red Oak, Houston, Texas(1)	4/19/06 (5)	5	28
*	Memorial Hermann Surgery Center — Richmond, Richmond, Texas	12/31/09	2	25
*	Memorial Hermann Surgery Center — Southwest, Houston, Texas(1)	9/21/06	6	9
*	Memorial Hermann Surgery Center — Sugar Land, Sugar Land, Texas(1)	9/21/06	4	9
*	Memorial Hermann Surgery Center — Texas Medical Center, Houston, Texas(1)	1/17/07	5	10
*	Memorial Hermann Surgery Center — The Woodlands, The Woodlands, Texas	8/9/05	4	11
*	North Houston Endoscopy and Surgery, Houston, Texas	10/1/08	2	26
*	Sugar Land Surgical Hospital, Sugar Land, Texas(3)	12/28/02	4	13

		Date of	Number
		Acquisition	of	Percentage
		or	Operating	Owned by
Facility		Affiliation	Rooms	USPI

*	TOPS Surgical Specialty Hospital, Houston, Texas(3)	7/1/99	7	44
*	United Surgery Center — Southeast, Houston, Texas(1)	9/1/99	3	34
	West Houston Ambulatory Surgical Associates, Houston, Texas	4/19/06 (5)	5	51
Kansas City
*	Briarcliff Surgery Center, Kansas City, Missouri	6/1/05	2	27
*	Creekwood Surgery Center, Kansas City, Missouri(1)	7/29/98	4	36
*	Liberty Surgery Center, Liberty, Missouri	6/1/05	2	28
*	Saint Mary’s Surgical Center, Blue Springs, Missouri	5/1/05	4	19
Knoxville
*	Parkwest Surgery Center, Knoxville, Tennessee	7/26/01	5	22
*	Physician’s Surgery Center of Knoxville, Knoxville, Tennessee	1/1/08	6	26
Las Vegas
*	Durango Outpatient Surgery Center, Las Vegas, Nevada	12/9/08	4	37
*	Parkway Surgery Center, Henderson, Nevada	8/3/98	5	30
Los Angeles
	Coast Surgery Center of South Bay, Torrance, California(1)	12/18/01	3	24
	Pacific Endo-Surgical Center, Torrance, California	8/1/03	1	57
*	San Fernando Valley Surgery Center, Mission Hills, California	11/1/04	4	26
	San Gabriel Valley Surgical Center, West Covina, California	11/16/01	3	48
*	Santa Clarita Ambulatory Surgery Center, Santa Clarita, California(1)	3/7/06	3	26
	The Center for Ambulatory Surgical Treatment, Los Angeles, California(1)	11/14/02	4	39
Michigan
*	Clarkston Surgery Center, Clarkston, Michigan	6/1/09	4	36
*	Genesis Surgery Center, Lansing, Michigan	11/1/06	4	23
*	Lansing Surgery Center, Lansing, Michigan	11/1/06	4	23
*	McLaren ASC of Flint, Flint, Michigan	8/2/07	4	43
*	Utica Surgery and Endoscopy Center, Utica, Michigan	4/1/07	3	33
Nashville
*	Baptist Ambulatory Surgery Center, Nashville, Tennessee	3/1/98 (2)	6	25
*	Baptist Plaza Surgicare, Nashville, Tennessee	12/3/03	9	21
*	Center for Spinal Surgery, Nashville, Tennessee(3)	12/31/08	6	20
*	Middle Tennessee Ambulatory Surgery Center, Murfreesboro, Tennessee	7/29/98	4	35
*	Northridge Surgery Center, Nashville, Tennessee	4/19/06 (5)	5	31
*	Physicians Pavilion Surgery Center, Smyrna, Tennessee	7/29/98	4	47
*	Saint Thomas Surgicare, Nashville, Tennessee	7/15/02	5	21
New Jersey
*	Central Jersey Surgery Center, Eatontown, New Jersey	11/1/04	3	35
*	Northern Monmouth Regional Surgery Center, Manalapan, New Jersey	7/10/06	4	35
*	Select Surgical Center at Kennedy, Sewell, New Jersey	10/29/09	3	30

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
Facility		Affiliation		Rooms	USPI

*	Shore Outpatient Surgicenter, Lakewood, New Jersey	11/1/04		3	42
*	Shrewsbury Surgery Center, Shrewsbury, New Jersey	4/1/99		4	14
	Suburban Endoscopy Services, Verona, New Jersey	4/19/06	(5)	2	51
*	Toms River Surgery Center, Toms River, New Jersey	3/15/02		4	20
Oklahoma City
*	Oklahoma Center for Orthopedic MultiSpecialty Surgery, Oklahoma City, Oklahoma(3)	8/2/04		4	20
*	Southwest Orthopaedic Ambulatory Surgery Center, Oklahoma City, Oklahoma	8/2/04		2	20
Orlando
	Sand Lake Surgery Center, Orlando, Florida	2/18/08		3	35
	University Surgical Center, Winter Park, Florida	10/15/98		3	38
Phoenix
*	Arizona Orthopedic Surgical Hospital, Chandler, Arizona(3)	5/19/04		6	36
*	Desert Ridge Outpatient Surgery Center, Phoenix, Arizona	3/30/07		4	34
	Metro Surgery Center, Phoenix, Arizona	4/19/06	(5)	4	83
	Physicians Surgery Center of Tempe, Tempe, Arizona	4/19/06	(5)	2	10
*	St. Joseph’s Outpatient Surgery Center, Phoenix, Arizona(1)	9/2/03		8	30
	Surgery Center of Peoria, Peoria, Arizona	4/19/06	(5)	3	55
	Surgery Center of Scottsdale, Scottsdale, Arizona	4/19/06	(5)	4	54
	Surgery Center of Gilbert, Gilbert, Arizona	4/19/06	(5)	3	22
*	Warner Outpatient Surgery Center, Chandler, Arizona	7/1/99		4	35
Portland
*	East Portland Surgical Center, Portland, Oregon	12/31/09		4	29
*	Northwest Surgery Center, Portland, Oregon	12/1/08		3	27
Redding
*	Court Street Surgery Center, Redding, California	4/19/06	(5)	2	31
*	Mercy Surgery Center, Redding, California	3/1/08		4	31
*	Redding Surgery Center, Redding, California	4/19/06	(5)	2	31
Sacramento
*	Folsom Outpatient Surgery Center, Folsom, California	6/1/05		2	32
*	Roseville Surgery Center, Roseville, California	7/1/06		2	30
San Antonio
*	Alamo Heights Surgery Center, San Antonio, Texas(1)	12/1/04		3	59
	San Antonio Endoscopy Center, San Antonio, Texas	5/1/05		1	54
St. Louis
	Advanced Surgical Care, Creve Coeur, Missouri(1)	1/1/06		2	60
	Chesterfield Surgery Center, Chesterfield, Missouri(1)	1/1/06		2	65
	Frontenac Surgery and Spine Care Center, Frontenac, Missouri(1)	5/1/07		2	40
	Manchester Surgery Center, St. Louis, Missouri	2/1/07		3	60
	Mason Ridge Surgery Center, St. Louis, Missouri(1)	2/1/07		2	57
	Mid Rivers Surgery Center, Saint Peters, Missouri	1/1/06		2	66
	Old Tesson Surgery Center, St. Louis, Missouri	8/1/08		3	61

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
Facility		Affiliation		Rooms	USPI

	Olive Surgery Center, St. Louis, Missouri	1/1/06		2	62
	Riverside Ambulatory Surgery Center, Florissant, Missouri	8/1/06		2	74
	South County Outpatient Endoscopy Services, St. Louis, Missouri	10/1/08		2	25
*	SSM St. Clare Surgical Center, Fenton, Missouri	10/23/09		3	21
	Sunset Hills Surgery Center, St. Louis, Missouri	1/1/06		2	66
	The Ambulatory Surgical Center of St. Louis, Bridgeton, Missouri	8/1/06		2	66
	Twin Cities Ambulatory Surgery Center, St. Louis, Missouri	9/1/08		2	62
	Webster Surgery Center, Webster Groves, Missouri(1)	3/1/07		2	29
Virginia
*	Bon Secours Surgery Center at Harbour View, Suffolk, Virginia	11/12/07		6	21
*	Bon Secours Surgery Center at Virginia Beach, Virginia Beach, Virginia	5/30/07		2	29
*	Mary Immaculate Ambulatory Surgical Center, Newport News, Virginia	7/19/04		3	17
*	Memorial Ambulatory Surgery Center, Mechanicsville, Virginia	12/30/05		5	17
*	St. Mary’s Ambulatory Surgery Center, Richmond, Virginia	11/29/06		4	20
	Surgi-Center of Central Virginia, Fredericksburg, Virginia	11/29/01		4	80
Additional Markets
	Austintown Ambulatory Surgery Center, Austintown, Ohio	4/12/02		5	65
*	Beaumont Surgical Affiliates, Beaumont, Texas(1)	4/19/06	(5)	6	25
	Chico Surgery Center, Chico, California	4/19/06	(5)	3	80
*	CHRISTUS Cabrini Surgery Center, Alexandria, Louisiana	6/22/07		4	25
	Day-Op Center of Long Island, Mineola, New York(4)	12/4/98		4	99
	Destin Surgery Center, Destin, Florida	9/25/02		2	30
	Great Plains Surgery Center, Lawton, Oklahoma	4/19/06	(5)	2	49
	Idaho Surgery Center, Caldwell, Idaho	4/19/06	(5)	3	20
	Mayfield Clinic Spine Surgery Center, Cincinnati, Ohio	12/31/09		3	51
*	Mountain Empire Surgery Center, Johnson City, Tennessee	2/20/00	(2)	4	18
	New Horizons Surgery Center, Marion, Ohio	4/19/06	(5)	2	11
	New Mexico Orthopaedic Surgery Center, Albuquerque, New Mexico	2/29/00	(2)	6	51
	Northeast Ohio Surgery Center, Cleveland, Ohio	4/19/06	(5)	3	49
	Reading Surgery Center, Spring Township, Pennsylvania	7/1/04		3	57
	Redmond Surgery Center, Redmond, Oregon	4/19/06	(5)	2	68
*	Scripps Encinitas Surgery Center, Encinitas, California	2/6/08		3	19
*	St. Joseph’s Surgery Center, Stockton, California	2/1/09		6	5
	Surgery Center of Canfield, Canfield, Ohio(1)	4/19/06	(5)	3	28
	Surgery Center of Columbia, Columbia, Missouri(1)	8/1/06		2	61
	Surgery Center of Fort Lauderdale, Fort Lauderdale, Florida	11/1/04		4	67
	Templeton Surgery Center, Templeton, California	1/20/07		2	65
*	Terre Haute Surgical Center, Terre Haute, Indiana	12/19/07		2	24
	Teton Outpatient Services, Jackson, Wyoming(1)	8/1/98	(2)	2	49
	Tri-City Orthopaedic Center, Richland, Washington(4)	4/19/06	(5)	2	17

		Date of	Number
		Acquisition	of	Percentage
		or	Operating	Owned by
Facility		Affiliation	Rooms	USPI

*	Memorial Surgery Center, Tulsa, Oklahoma	10/1/09	4	25
	Victoria Ambulatory Surgery Center, Victoria, Texas	4/19/06 (5)	2	59
United Kingdom
	Parkside Hospital, Wimbledon	4/6/00	4	100
	Parkside Oncology Clinic, Wimbledon	8/1/03	—	100
	Holly House Hospital, Essex	4/6/00	3	100
	Highgate Private Clinic, Highgate	4/29/03	3	100

*	Facilities jointly owned with not-for-profit hospital systems.

(1)	Certain of our surgery centers are licensed and equipped to accommodate 23-hour stays.

(2)	Indicates date of acquisition by OrthoLink Physician Corporation. We acquired OrthoLink in February 2001.

(3)	Surgical hospitals, all of which are licensed and equipped for overnight stays.

(4)	Operated through a consulting and administrative agreement.

(5)	Indicates the date of our acquisition of Surgis.

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

We also lease approximately 40,000 square feet of total additional space in Brentwood, Tennessee; Chicago, Illinois; Houston, Texas; St. Louis, Missouri; Denver, Colorado; and Pasadena, California for regional offices. These leases expire between November 2012 and March 2021.

Acquisitions and Development

The following table sets forth information relating to facilities that are currently under construction:

			Expected	Number of
	Hospital		Opening	Operating
Facility Location	Partner	Type	Date	Rooms

Arlington, Texas(1)	Baylor	Hospital	Q110	6
Austin, Texas	Seton	Surgery Center	Q310	5
Dallas, Texas	Baylor	Hospital	Q111	6
Phoenix, Arizona	CHW	Hospital	Q211	6

(1)	This facility opened in February 2010.

The hospital under construction in Dallas, Texas is a replacement facility for an existing facility. We also have four additional projects under development, all of which involve a hospital partner. It is possible that some of these projects, as well as other projects which are in various stages of negotiation with both current and prospective joint venture partners, will result in our operating additional facilities sometime in 2010. While our history suggests that many of these projects will culminate with the opening of a profitable surgical facility, we can provide no assurance that any of these projects will reach that stage or will be successful thereafter.

Marketing

Our sales and marketing efforts are directed primarily at physicians, who are principally responsible for referring patients to our facilities. We market our facilities to physicians by emphasizing (1) the high level of patient and physician satisfaction with our facilities, which is based on surveys we take concerning our facilities, (2) the quality and responsiveness of our services, (3) the practice efficiencies provided by our facilities, and (4) the benefits of our affiliation with our hospital partners, if applicable. We also directly negotiate, together in some instances with our hospital partners, agreements with third-party payors, which generally focus on the pricing, number of facilities in the market and affiliation with physician groups in a particular market. Maintaining access to physicians and patients through third-party payor contracting is essential for the economic viability of most of our facilities.

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

Employees

As of December 31, 2009, we employed approximately 6,800 people, 6,000 of whom are full-time employees and 800 of whom are part-time employees. Of these employees, we employ approximately 5,800 in the United States and 1,000 in the United Kingdom. The physicians that affiliate with us and use our facilities are not our employees. However, we generally offer the physicians the opportunity to purchase equity interests in the facilities they use.

Professional and General Liability Insurance

In the United States, we maintain professional and general liability insurance through a wholly-owned captive insurance company. We make premium payments to the captive insurance company and accrue for claims costs based on actuarially predicted ultimate losses and the captive insurance company then pays administrative fees and the insurance claims. We also maintain business interruption, property damage and umbrella insurance with third party providers. The governing documents of each of our surgical facilities require physicians who conduct surgical procedures at those facilities to maintain stated amounts of insurance. In the United Kingdom, we maintain general public insurance, malpractice insurance and property and business interruption insurance. Our insurance policies are generally subject to annual renewals. We believe that we will be able to renew current policies or otherwise obtain comparable insurance coverage at reasonable rates. However, we have no control over the insurance markets and can provide no assurance that we will economically be able to maintain insurance similar to our current policies.

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

Our U.S. healthcare facilities receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc., nationwide commissions which establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. Generally, our healthcare facilities must be in operation for at least six months before they are eligible for accreditation. As of December 31, 2009, all of our eligible healthcare facilities had been accredited by either the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc. or are in the process of applying for such accreditation. Many managed care companies and third-party payors require our facilities to be accredited in order to be considered a participating provider under their health plans.

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

Medicare payments for procedures performed at short stay surgical facilities are not based on costs or reasonable charges. Instead, Medicare prospectively determines fixed payment amounts for procedures performed at short stay surgical facilities. These amounts are adjusted for regional wage variations. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the year ended December 31, 2009 and 2008, and the combined year ended December 31, 2007, 28%, 26%, and 27%, respectively, of our domestic case volumes were attributable to Medicare and Medicaid payments, although the percentage of our overall revenues these cases represent is significantly less because government payors typically pay less than private insurers. For example, approximately 14% and 2% of our 2009 domestic patient service revenues were contributed by Medicare and Medicaid, respectively, despite those cases representing a total of 28% of our domestic case volume during 2009.

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

Pursuant to the anti-kickback statute, and in an effort to reduce potential fraud and abuse relating to federal healthcare programs, the federal government has announced a policy of a high level of scrutiny of joint ventures and other transactions among healthcare providers. The Office of the Inspector General of the Department of Health and Human Services closely scrutinizes healthcare joint ventures involving physicians and other referral sources. The Office of the Inspector General published a fraud alert that outlined questionable features of “suspect” joint ventures in 1989 and a Special Advisory Bulletin related to contractual joint ventures in 2003, and the Office of the Inspector General has continued to rely on fraud alerts in later pronouncements.

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

Our partnerships and limited liability companies that are providers of services under the Medicare and Medicaid programs, and their respective partners and members, are subject to the anti-kickback statute. A number of the relationships that we have established with physicians and other healthcare providers do not fit within any of the statutory exceptions or safe harbor regulations issued by the Office of the Inspector General. All of the 163 surgical facilities in the United States in which we hold an ownership interest are owned by partnerships or limited liability companies, which include as partners or members physicians who perform surgical or other procedures at the facilities.

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

Health Information Security and Privacy Practices

The regulations promulgated under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) contain, among other measures, provisions that require many organizations, including us, to employ systems and procedures designed to protect the privacy and security of each patient’s individual healthcare information. Among the standards that the Department of Health and Human Services has adopted pursuant to HIPAA are standards for the following:

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

Signed into law on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) broadened the scope of the HIPAA privacy and security regulations. Among other things, the ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. Violations of the HIPPA privacy and security regulations may result in civil and criminal penalties, and the ARRA has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. The ARRA increased the amount of civil penalties, with penalties now ranging up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. In addition, the ARRA authorized state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

In addition to HIPAA, many states have enacted their own security and privacy provisions concerning a patient’s health information. These state privacy provisions will control whenever they provide more stringent privacy protections than HIPAA. Therefore, a health care facility could be required to meet both federal and state privacy provisions if it is located in a state with strict privacy protections.

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

We have acquired interests in or developed all of our surgical facilities since our inception. We expect to continue to expand our operations in the future. Our rapid growth has placed, and will continue to place, increased demands on our management, operational and financial information systems and other resources. Further expansion of our operations will require substantial financial resources and management attention. To accommodate our past and anticipated future growth, and to compete effectively, we will need to continue to improve our management, operational and financial information systems and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures or controls may not be adequate to support our operations in the future. Further, focusing our financial resources and management attention on the expansion of our operations may negatively impact our financial results. Any failure to improve our management, operational and financial information systems, or to expand, train, manage or motivate our workforce, could reduce or prevent our growth.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

We have a substantial amount of indebtedness. As of December 31, 2009, we had $1.1 billion of total indebtedness and a total indebtedness to total capitalization percentage ratio of approximately 55%.

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

We are significantly leveraged and will continue to have significant indebtedness in the future. Our acquisition and development program requires substantial capital resources, estimated to range from $60.0 million to $80.0 million per year over the next three years, although the range could be exceeded if we identify attractive multi-facility acquisition opportunities. The operations of our existing surgical facilities also require ongoing capital expenditures. We believe that our cash on hand, cash flows from operations and available borrowings under our revolving credit facility will be sufficient to fund our acquisition and development activities in 2010, but if we identify favorable acquisition and development opportunities that require additional resources, we may be required to incur additional indebtedness in order to pursue these opportunities. However, we may be unable to obtain sufficient financing on terms satisfactory to us, or at all, especially given the current uncertainty in the credit markets. In that event, our acquisition and development activities would have to be curtailed or eliminated and our financial results could be adversely affected.

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

The indenture governing our senior subordinated notes includes similar restrictions. Our senior secured credit facility also requires us to comply with a financial covenant with respect to the revolving credit facility that becomes more restrictive over time and the senior secured U.K. credit facility requires certain of our subsidiaries in the United Kingdom to comply with certain financial covenants, including a maximum leverage ratio test, a debt service coverage ratio test and an interest coverage ratio test. Our and our subsidiaries’ ability to comply with these covenants and ratios may be affected by events beyond our control. A breach of any covenant or required financial ratio could result in a default under the senior secured credit facilities. In the event of any default under the senior secured credit facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings and accrued interest and fees to be due and payable, to require us to apply all available cash to repay these borrowings or to prevent us from making or permitting subsidiaries to make distributions or dividends, the proceeds of which are used by us to make debt service payments on our senior subordinated notes, any of which would be an event of default under the notes.

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

We depend on our relationships with not-for-profit healthcare systems. If we are not able to maintain our relationships with these not-for-profit healthcare systems, or enter into new relationships, we may be unable to implement our business strategies successfully.

Our domestic business depends in part upon the efforts and success of our not-for-profit healthcare system partners and the strength of our relationships with those healthcare systems. Our business could be adversely affected by any damage to those healthcare systems’ reputations or to our relationships with them. We may not be able to maintain our existing agreements on terms and conditions favorable to us or enter into relationships with additional not-for-profit healthcare systems. Our relationships with not-for-profit healthcare systems and the joint venture agreements that represent these relationships are structured to comply with current revenue rulings published by the Internal Revenue Service as well as case law relevant to joint ventures between for-profit and not-for-profit healthcare entities. Material changes in these authorities could adversely affect our relationships with not-for-profit healthcare systems. If we are unable to maintain our existing arrangements on terms favorable to us or enter into relationships with additional not-for-profit healthcare systems, we may be unable to implement our business strategies successfully.

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

The current economic conditions will likely have an impact on our business. We regularly monitor quantitative as well as qualitative measures to identify changes in our business in order to react accordingly. Although we have not seen any significant trends as it relates to our case volume through December 2009, there can be no assurance that we will not be negatively impacted. The most likely impact on us will be lower case volumes as elective procedures may be deferred or cancelled, which could have an adverse effect on our financial condition and results of operations.

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

We expect that revenue from our United Kingdom operations will continue to account for a significant percentage of our total revenue. Further, we may pursue additional acquisitions in the United Kingdom, which would require substantial financial resources and management attention. This focus of financial resources and management attention could have an adverse effect on our financial results. In addition, our United Kingdom operations are subject to risks such as:

•	fluctuations in exchange rates;

•	competition with government sponsored healthcare systems;

•	unforeseen changes in foreign regulatory requirements or domestic regulatory requirements affecting our foreign operations;

•	identifying, attracting, retaining and working successfully with qualified local management;

•	difficulties in staffing and managing geographically and culturally diverse, multinational operations;

•	the economic conditions in the United Kingdom, which could adversely affect the ability or willingness of employers and individuals in these countries to purchase private health insurance; and

•	a higher concentration of self-pay business than our U.S. facilities.

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

We believe that we are in material compliance with existing state and federal regulations relating to patient privacy, security and with respect to the format for electronic health care transactions. However, if we fail to comply with the federal privacy, security and transactions and code sets regulations, we could incur significant civil and criminal penalties. Failure to comply with state laws related to privacy could, in some cases, also result in civil fines and criminal penalties.

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

We are subject to many laws and regulations at the federal, state and local government levels in the jurisdictions in which we operate. These laws and regulations require that our healthcare facilities meet various licensing, certification and other requirements, including those relating to:

•	physician ownership of our domestic facilities;

•	the adequacy of medical care, equipment, personnel, operating policies and procedures;

•	building codes;

•	licensure, certification and accreditation;

•	billing for services;

•	handling of medication;

•	maintenance and protection of records; and

•	environmental protection.

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

At this time, we are not aware of any regulatory amendments or proposed changes that would trigger this obligation. Typically, our partnership and limited liability company agreements allow us to use shares of our common stock as consideration for the purchase of a physician’s ownership interest. The use of shares of our common stock for that purpose would dilute the ownership interests of our common stockholders. In the event that we are required to purchase all of the physicians’ ownership interests and our common stock does not maintain a sufficient valuation, we could be required to use our cash resources for the acquisitions, the total cost of which we estimate to be up to approximately $420.0 million at December 31, 2009. The creation of these obligations and the possible termination of our affiliation with these physicians could have a material adverse effect on us.

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

On January 14, 2009, the U.S. House of Representatives passed the Children’s Health Insurance Program Reauthorization Act of 2009 (the “CHIP Act”) that included provisions that would significantly amend the whole hospital exception to the Stark law and would have imposed significant restrictions on physician ownership. Ultimately, the CHIP Act was passed by both the House and Senate on February 4, 2009, without any provision affecting physician ownership of surgical hospitals.

On November 7, 2009, the U.S. House of Representatives passed the House Affordable Health Choices Act (the “House Reform Bill”), which included provisions that would significantly amend the whole hospital exception to the Stark law. The provisions of the House Reform Bill would, among other things: (i) prohibit a hospital from having any physician ownership unless the hospital already had physician ownership and a Medicare provider agreement in effect on January 1, 2009, (ii) limit aggregate ownership by physicians to the aggregate percentage owned on the enactment date of the legislation, (iii) require disclosures to patients of physician ownership interests, along with annual reports to the government detailing such ownership and (iv) effectively prohibit expansion of the physical plant of any of our physician-owned hospitals. On December 24, 2009, the U.S. Senate passed the Senate Patient Protection and Affordable Health Care Act (the “Senate Reform Bill”), which also included provisions that would significantly amend the whole hospital exception to the Stark law. The provisions of the Senate Reform Bill with respect to physician-owned hospitals were substantially similar to the House Reform Bill, except that a hospital that had physician ownership and a Medicare provider agreement in effect on August 1, 2010 would be grandfathered. If either the House Reform Bill or the Senate Reform Bill were enacted, all of our existing hospitals would be grandfathered, but would not be able to expand their physical plants. With respect to our three hospitals under development, only one would be grandfathered under the House Reform Bill, and we expect that two would be grandfathered under the Senate Reform Bill.

As of the date of this filing, neither the House Reform Bill nor the Senate Reform Bill have been enacted into law. However, we cannot predict whether either bill will ultimately be enacted. If neither bill is enacted, we cannot predict whether the amendments to the whole hospital exception will be included in any future legislation, or if Congress will adopt any similar provisions that would prohibit or otherwise restrict physicians from holding ownership interests in hospitals. If legislation were to be enacted by Congress that prohibits physician referrals to hospitals in which the physicians own an interest, or that otherwise limits physician ownership in existing facilities or restricts the hospital’s ability to expand, our financial condition and results of operations could be materially adversely affected. If legislation were enacted that required us to purchase the physician owners’ interests in our hospitals, and we did not use shares of our common stock to fund the purchase, we estimate the total cash required to be approximately $74.0 million.

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

We provide for bad debts principally based upon the aging of accounts receivable and use specific identification to write-off amounts against our allowance for doubtful accounts, without differentiation between payor sources. Our U.S. doubtful account allowance at December 31, 2009 and 2008, represented approximately 16% and 20% of our U.S. accounts receivable balance, respectively. Due to the difficulty in assessing future trends, we could be required to increase our provisions for doubtful accounts. A deterioration in the collectability of these accounts could adversely affect our collection of accounts receivable, cash flows and results of operations.

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

We are wholly-owned by USPI Holdings, Inc., which is wholly-owned by USPI Group Holdings, Inc., both of which are privately owned corporations. There is no public trading market for our equity securities or those of USPI Holdings, Inc. or USPI Group Holdings, Inc. As of February 23, 2010, there were 99 holders of USPI Group Holdings, Inc. common stock.

Item 6.	Selected Financial Data

The selected consolidated statement of operations data set forth below for the years ended December 31, 2009 and 2008, (Successor), the periods January 1 through April 18, 2007 (Predecessor) and April 19 through December 31, 2007 (Successor) and for the years ended December 31, 2006 and 2005 (Predecessor), and the consolidated balance sheet data at December 31, 2009, 2008 and 2007 (Successor), 2006 and 2005 (Predecessor) are derived from our consolidated financial statements.

The historical results presented below are not necessarily indicative of results to be expected for any future period. The comparability of the financial and other data included in the table is affected by our merger transaction in 2007, loss on early retirement of debt in 2007 and 2006 and various acquisitions completed during the years presented. In addition, the results of operations of subsidiaries sold by us have been reclassified to “discontinued operations” for all data presented in the table below except for the “consolidated balance sheet data.” For a more detailed explanation of this financial data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

	Successor			Predecessor
			Period from	Period from
			April 19	January 1
	Year Ended	Year Ended	through	through	Years Ended
	December 31,	December 31,	December 31,	April 18,	December 31,
	2009	2008	2007	2007	2006	2005
Consolidated Statement of Operations Data:
Total revenues	$622,365	$642,223	$452,488	$191,355	$567,374	$458,569
Equity in earnings of unconsolidated affiliates	61,771	47,042	23,867	9,906	31,568	23,998
Operating expenses excluding depreciation and amortization	(419,181)	(452,752)	(313,921)	(162,497)	(405,467)	(318,482)
Depreciation and amortization	(35,297)	(36,757)	(26,688)	(12,426)	(34,516)	(30,203)

Operating income	229,658	199,756	135,746	26,338	158,959	133,882
Other income (expense):
Interest income	2,630	3,228	3,208	933	4,067	4,455
Interest expense	(70,915)	(85,649)	(67,862)	(9,521)	(32,604)	(27,391)
Loss on early retirement of debt	—	—	—	(2,435)	(14,880)	—
Other, net	(28,082)	(1,790)	(442)	798	1,773	532

Income from continuing operations before income taxes	133,291	115,545	70,650	16,113	117,315	111,478
Income tax benefit (expense)	97	(22,333)	(14,592)	(4,256)	(22,785)	(25,939)

Income from continuing operations	133,388	93,212	56,058	11,857	94,530	85,539
Earnings (loss) from discontinued operations, net of tax	—	(560)	(2,154)	(458)	(5,763)	590

Net income	133,388	92,652	53,904	11,399	88,767	86,129
Less: Net income attributable to noncontrolling interests	(63,722)	(55,138)	(45,175)	(18,548)	(54,521)	(38,835)

Net income attributable to USPI’s common stockholder	$69,666	$37,514	$8,729	$(7,149)	$34,246	$47,294

Other Data:
Number of facilities operated as of the end of period(a):
Consolidated	60	62	61	64	60	42
Equity method	109	102	94	85	81	57

Total	169	164	155	149	141	99

Cash flows from operating activities	$185,213	$145,586	$109,936	$47,305	$155,655	$144,300

	Successor			Predecessor
	As of December 31,			As of December 31,
	2009	2008	2007	2006	2005

Consolidated Balance Sheet Data:
Working capital (deficit)	$(113,016)	$(38,838)	$(12,569)	$(41,834)	$90,946
Cash and cash equivalents	34,890	49,435	76,758	31,740	130,440
Total assets	2,325,392	2,268,163	2,277,393	1,231,856	1,028,841
Total debt	1,071,528	1,097,947	1,098,062	347,330	286,486
Noncontrolling interests — redeemable	63,865	51,961	52,769	49,261	34,011
Total equity	798,003	806,217	837,100	622,844	560,753

(a)	Not derived from audited financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report.

Overview

We operate ambulatory surgery centers and surgical hospitals in the United States and the United Kingdom. As of December 31, 2009, we operated 169 facilities, consisting of 165 in the United States and four in the United Kingdom. All 165 of our U.S. facilities include local physician owners, and 109 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of the majority of our existing facilities, our agreements with these healthcare systems provide a framework for the planning and construction of additional facilities in the future. All eight facilities we are currently developing include a hospital partner.

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

In the United Kingdom we operate three hospitals and an oncology clinic, which supplement the services provided by the government-sponsored healthcare system. Our patients choose to receive care at private hospitals primarily because of waiting lists to receive diagnostic procedures or elective surgery at government-sponsored facilities and pay us either from personal funds or through private insurance, which is offered by some employers as a benefit to their employees. Since acquiring our first two facilities in the United Kingdom in 2000, we have expanded selectively by adding a third facility and increasing the capacity and services offered at each facility, including the construction of an oncology clinic near the campus of one of our hospitals.

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

Due in large part to our partnerships with physician and hospital partners, we do not consolidate 109 of the 169 facilities we operate. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding USPI’s financial performance because these revenues are the basis for calculating the Company’s management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for USPI’s equity in earnings of unconsolidated affiliates. In addition, USPI discloses growth rates and operating margins for the facilities that were operational in both the current and prior year periods, a group the Company refers to as same store facilities.

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

Consolidation

We own less than 100% of each U.S. facility we operate. As discussed in “Results of Operations,” we operate all of our U.S. facilities through joint ventures with physicians. Increasingly, these joint ventures also include a hospital partner. We generally have a leadership role in these facilities through a significant voting and economic interest and a contract to manage each facility’s operations, but the degree of control we have varies from facility to facility. Accordingly, as of December 31, 2009, we consolidated the financial results of 60 of the facilities we operate and account for 109 under the equity method.

Our determination of the appropriate consolidation method to follow with respect to our investments in subsidiaries and affiliates is based on the amount of control we have, combined with our ownership level, in the underlying entity. Our consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other investees over which we have control. Investments in companies we do not control, but over whose operations we have the ability to exercise significant influence (including investments where we have less than 20% ownership), are accounted for under the equity method. We also consider the relevant sections of the Financial Accounting Standards Board’s Accounting Standards Codification, Topic 810, Consolidation to determine if we are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights. At December 31, 2009, we consolidated two entities because we are the primary beneficiary. See further discussion in Note 6 to the consolidated financial statements.

Accounting for an investment as consolidated versus equity method has no impact on our net income (loss) or stockholder’s equity in any accounting period, but it does impact individual statement of operations and balance sheet balances. Under either consolidation or equity method accounting, the investor effectively records its share of the underlying entity’s net income or loss based on its ownership percentage. At December 31, 2009, all of the Company’s investments in unconsolidated affiliates are accounted for using the equity method.

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

Our revenue recognition policies are consistent with these criteria. Over 85% of our facilities’ surgical cases are performed under contracted or government mandated fee schedules or discount arrangements. The patient service revenues recorded for these cases are recorded at the contractually defined amount at the time of billing. We estimate the remaining revenue based on historical collections, and adjustments to these estimates in subsequent periods have not had a material impact in any period presented. If the discount percentage used in estimating revenues for the cases not billed pursuant to fee schedules were changed by 1%, our 2009 after-tax net income would change by approximately $0.2 million. The collection cycle for patient services revenue is relatively short, typically ranging from 30 to 60 days depending upon payor and geographic norms, which allows us to evaluate our estimates frequently. Our revenues earned under management and other service contracts are typically based upon objective formulas driven by an entity’s financial performance and are generally earned and paid monthly.

Our accounts receivable are comprised of receivables in both the United Kingdom and the United States. As of December 31, 2009, approximately 28% of our total accounts receivable were attributable to our U.K. business. Because our U.K. facilities only treat patients who have a demonstrated ability to pay, our U.K. patients arrange for payment prior to treatment and our bad debt expense in the U.K. is low. In 2009, U.K. bad debt expense was approximately $0.1 million, as compared to our total U.K. revenues of $105.1 million. Our average days sales outstanding in the U.K. were 52 and 46 as of December 31, 2009 and 2008, respectively. The increase in U.K. days sales outstanding was caused by an increase in business with the National Health Service, which pays less promptly than other payors but has virtually no risk of uncollectibility.

Our U.S. accounts receivable were approximately 72% of our total accounts receivable as of December 31, 2009. In 2009, uninsured or self-pay revenues only accounted for 2% of our U.S. revenue and 6% of our accounts receivable balance was comprised of amounts owed from patients, including the patient portion of amounts covered by insurance. Insurance revenues (including government payors) accounted for 98% of our 2009 U.S. revenue and 94% of our accounts receivable balance was comprised of amounts owed from contracted payors. Our U.S. facilities primarily perform surgery that is scheduled in advance by physicians who have already seen the patient. As part of our internal control processes, we verify benefits, obtain insurance authorization, calculate patient financial responsibility and notify the patient of their responsibility, all prior to surgery. The nature of our business is such that we do not have any significant receivables that are pending approval from third party payors. We also focus our collection efforts on aged accounts receivable. However, due to complexities involved in insurance reimbursements and inherent limitations in verification procedures, our business will always have some level of bad debt expense. In 2009 and 2008, our bad debt expense attributable to U.S. revenue was approximately 2% and 1%, respectively. In addition, as of December 31, 2009 and 2008, our average days sales outstanding in the U.S. were 34 and 37 days, respectively. The aging of our U.S. accounts receivable at December 31, 2009 was: 67% less than 60 days old, 15% between 60 and 120 days and 18% over 120 days old. Our U.S. bad debt allowance at December 31, 2009 and 2008 represented approximately 16% and 20% of our U.S. accounts receivable balance, respectively.

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

In conjunction with Welsh Carson’s acquisition of our Company in April 2007, which increased our debt, caused us to generate U.S. taxable losses, and reduced the likelihood of us generating U.S. taxable income, we established a valuation allowance against our U.S. deferred tax assets.

During the third quarter of 2009, we determined, based on factors such as those described above, including recent favorable operating trends, expected future taxable income, and other factors, that it is more likely than not that the majority of these assets, which include net operating loss carryforwards and other items, will be realized in the future. Accordingly, our results of operations for the year ended December 31, 2009 include an income tax benefit of $31.2 million related to the reversal of a majority of our valuation allowance against our deferred tax assets. We still carry a valuation allowance totaling $3.3 million against certain of our deferred tax assets which relates to deferred tax assets that have restrictions as to use and are not considered more likely than not to be realized. If our estimates related to the above items change significantly, we may need to alter the amount of our valuation allowance in the future through a favorable or unfavorable adjustment to net income.

Goodwill and Intangible Assets

Given the significance of our intangible assets as a percentage of our total assets, we also consider our accounting policy regarding goodwill and intangible assets to be a critical accounting policy. Consistent with GAAP, we do not amortize goodwill or indefinite-lived intangibles but rather test them for impairment annually or more often when circumstances change in a manner that indicates they may be impaired. Impairment tests occur at the reporting unit level for goodwill; our reporting units are defined as our operating segments (United States and United Kingdom). Our intangible assets consist primarily of indefinite-lived rights to manage individual surgical facilities. The values of these rights are tested individually. Intangible assets with definite lives primarily consist of rights to provide management and other contracted services to surgical facilities, hospitals, and physicians. These assets are amortized over their estimated useful lives, and the portfolios are tested for impairment when circumstances change in a manner that indicates their carrying values may not be recoverable.

To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate. The factor most sensitive to change with respect to our discounted cash flow analyses is the estimated future cash flows of each reporting unit which is, in turn, sensitive to our estimates of future revenue growth and margins for these businesses. If actual revenue growth and/or margins are lower than our expectations, the impairment test results could differ. We base our fair value estimates on assumptions we believe to be reasonable and consistent with market participant assumptions, but that are unpredictable and inherently uncertain. The fair value of an indefinite-lived intangible asset is compared to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for indefinite-lived intangible assets are estimated based on market multiples and discounted cash flow models which have been derived based on our experience in acquiring surgical facilities, market participant assumptions and third party valuations we have obtained with respect to such transactions.

Based on the results of our 2009 goodwill impairment testing, both of our reporting units’ estimated fair values substantially exceed their carrying values. We recorded a $5.7 million impairment charge related to three indefinite-lived intangible assets (management contracts) as further discussed in Note 9 to our consolidated financial statements.

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

Acquisitions, Equity Investments and Development Projects

As part of our growth strategy, we acquire interests in existing surgical facilities from third parties and invest in new facilities that we develop in partnership with hospital partners and local physicians. Some of these transactions result in our controlling the acquired entity (business combinations). In December 2009, we invested $9.9 million in a subsidiary jointly operated with one of our hospital partners, which the subsidiary used to acquire a controlling interest in a facility in Houston, Texas.

We also regularly engage in the purchase and sale of equity interests with respect to our investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the year ended December 31, 2009, these transactions resulted in a net cash outflow of approximately $47.4 million, which is summarized below:

Effective Date	Facility Location	Amount

Investments
December 2009	Cincinnati, Ohio(1)	$17.7 million
December 2009	Portland, Oregon(2)	11.1 million
December 2009	Nashville, Tennessee(3)	6.1 million
September 2009	Fort Worth, Texas(3)	1.2 million
July 2009	Fort Worth, Texas(3)	1.0 million
May 2009	St. Louis, Missouri(4)	0.9 million
February 2009	Fort Worth, Texas(2)	2.0 million
February 2009	Stockton, California(2)	2.5 million
Various	Various(5)	7.3 million

Total		49.8 million
Sales (6)
December 2009	Dallas, Texas(7)	2.4 million

Total		$47.4 million

(1)	Acquisition of a noncontrolling interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with local physicians.

(2)	Acquisition of a noncontrolling interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with one of our hospital partners and local physicians.

(3)	Acquisition of additional ownership in one of our existing facilities.

(4)	Acquisition of the right to manage a surgical facility in which we previously had no involvement. We have a purchase option to acquire a 20% equity interest in the facility within one year, and after approximately three years, an option to purchase an additional 20% equity interest.

(5)	Represents the net purchase of additional ownership and equity contributions in various unconsolidated affiliates, including $3.4 million of investment in four de novos.

(6)	Sale transactions not involving our surrendering control of the facility are described in this section. Transactions involving the sale of our entire interest in a facility or our surrendering control of a facility are described in “Discontinued Operations and Other Dispositions.”

(7)	Sale of a portion of our noncontrolling interest in two facilities to a hospital partner. This hospital partner is a related party (Note 13). We retained a noncontrolling interest in these facilities and continue to operate them.

Additionally, effective January 1, 2009, we acquired noncontrolling equity interests in and rights to manage two surgical facilities in which we previously had no involvement. These facilities are jointly owned with one of our hospital partners and local physicians. The total purchase price of $2.2 million was paid in December 2008.

We control and therefore consolidate the results of 60 of our 169 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These types of transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests.

During the year ended December 31, 2009, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $9.4 million and $7.4 million, respectively. The $9.4 million of purchases includes the partial exercise of our purchase option in one of our existing centers in St. Louis for $7.1 million. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $14.3 million decrease to our additional paid-in capital during the year ended December 31, 2009.

We engaged in the following business combinations and transactions, formerly known as step acquisitions, during the year ended December 31, 2008:

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

We also engaged in transactions that are not business combinations or step acquisitions. These transactions primarily consist of acquisitions and sales of noncontrolling equity interests in surgical facilities and the investment of additional cash in surgical facilities under development. During the year ended December 31, 2008, these transactions resulted in a net cash outflow of approximately $35.6 million, which is summarized below.

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

We engaged in the following business combinations and transactions, formerly known as step acquisitions, during the combined year ended December 31, 2007:

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

During the combined year ended December 31, 2007, transactions that were not business combinations or step acquisitions resulted in a net cash outflow of approximately $0.2 million and can be summarized as follows:

Effective Date	Facility Location	Amount

Investments
September 2007	Houston, Texas(1)	$5.7 million
April 2007	Detroit, Michigan(1)	1.5 million
Various	Various(2)	3.3 million

10.5 million

Sales
January 2007	Chicago, Illinois	9.8 million
August 2007	Oklahoma City, Oklahoma	0.5 million

10.3 million

Total		$0.2 million

(1)	Acquisition of a noncontrolling equity interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with one of our hospital partners and local physicians.

(2)	Represents the net payment of approximately $3.3 million related to other purchases and sales of equity interests and contributions of cash to equity method investees.

As further described in the section, “Discontinued Operations and Other Dispositions,” during 2007, we received proceeds of $2.1 million related to our sale of all our ownership interests in five facilities. We also received proceeds of $9.8 million related to the sale of noncontrolling interests in four facilities to various not-for-profit hospital partners.

Discontinued Operations and Other Dispositions

During 2009, 2008, and 2007, we sold all of our ownership interests in 16 facilities as summarized below:

Date	Facility Location	Proceeds (Costs)		Gain (Loss)

December 2009	Oxnard, California(1)	0.3 million		(0.3 million	)
December 2009	Baton Rouge, Louisiana(2)	(5.1 million	)	(8.2 million	)
September 2009	San Antonio, Texas(1)	—		(2.6 million	)
July 2009	Cleveland, Ohio(3)	1.0 million		—
February 2009	Las Cruces, New Mexico(1)	—		—
February 2009	East Brunswick, New Jersey(1)	0.7 million		(2.6 million	)

Total		$(3.1 million	)	$(13.7 million	)

July 2008	Manitowoc, Wisconsin(1)	$0.8 million		$—
July 2008	Orlando, Florida(1)	0.5 million		(0.4 million	)
June 2008	Cleveland, Ohio(4)	1.6 million		(1.0 million	)
April 2008	Los Angeles, California(1)	—		—
February 2008	Sarasota, Florida(1)	0.5 million		—

Total		$3.4 million		$(1.4 million	)

December 2007	Houston, Texas(4)	$—		$(0.6 million	)
December 2007	Decatur, Alabama(4)	0.3 million		(2.2 million	)
November 2007	Canton, Mississippi(4)	—		(0.9 million	)
September 2007	Atlanta, Georgia(1)	1.8 million		0.5 million
September 2007	Baltimore, Maryland(1)	—		(1.2 million	)

Total		$2.1 million		$(4.4 million	)

(1)	Because these investments were accounted for under the equity method, the results of operations of these facilities are not reported as discontinued operations. The gain (loss) on the disposal of these facilities is recorded in “(Loss) gain on sale of equity interests” in the accompanying consolidated statements of operations.

(2)	We paid $5.1 million to settle contingent liabilities in conjunction with the sale of this center. Such amount was expensed and included in “(Loss) gain on sale of equity interests” in the accompanying consolidated statements of operations. Because this investment was accounted for under the equity method, the results of operations of this facility are not reported as discontinued operations.

(3)	We financed the entire purchase price with the buyer and have a security interest in the facility’s assets until the note is collected, which is due in March 2010. As a result, we deferred the recognition of the gain, which is estimated at $0.6 million. Because this investment was accounted for under the equity method, the results of operations of this facility are not reported as discontinued operations.

(4)	In accordance with GAAP, we have reclassified our historical results of operations to remove the operations of these facilities from our revenues and expenses on the accompanying consolidated statements of operations, collapsing the income (loss) related to these facilities’ operations and our disposal of them into a single line, “Loss from discontinued operations, net of tax.”

In addition to the sales of ownership interests noted above, we sold controlling interests to various hospital partners during 2009, 2008, and 2007 which are described below, as part of our strategy for partnering with these systems. Our continuing involvement as an equity method investor and manager of the facilities precludes classification of these transactions as discontinued operations. Gains and losses are recorded in “(Loss) gain on sale of equity interests” in the accompanying consolidated statements of operations.

Date	Facility Location	Proceeds	Gain (Loss)

December 2009	Dallas, Texas(1)	$1.2 million	$0.3 million
July 2009	Oklahoma City, Oklahoma(2)	0.2 million	0.1 million
March 2009	Phoenix, Arizona(3)	0.1 million	(8.2 million	)

Total		$1.5 million	$(7.8 million	)

July 2008	Beaumont, Texas	$1.2 million	$(0.5 million	)
June 2008	Dallas, Texas(1)	2.3 million	(0.9 million	)
June 2008	Houston, Texas(4)	0.6 million	—
March 2008	Redding, California(5)	1.7 million	—

Total		$5.8 million	$(1.4 million	)

July 2007	Dallas, Texas(6)	$3.7 million	$—
April 2007	Corpus Christi, Texas(7)	6.1 million	0.9 million

Total		$9.8 million	$0.9 million

(1)	The hospital partner acquired a controlling interest from us in this transaction. Additionally, this hospital partner is a related party (Note 13).

(2)	We and the other owners of a facility consolidated by us agreed to merge the facility into another entity in which we hold an investment accounted for under the equity method.

(3)	A controlling interest in an entity was sold to a hospital partner. The hospital partner already had a 49% ownership interest in this entity, which owns and manages two surgical facilities, and through the transaction acquired an additional 1.1% interest. The $8.2 million loss was primarily related to the revaluation of our remaining investment in the entity to fair value.

(4)	Because we are considered the primary beneficiary of this entity, we consolidate the entity, and continue to consolidate the facility’s operating results. The sales price of $0.6 million was paid in the form of a note receivable from the buyer.

(5)	We sold a controlling interest in two facilities and gained a noncontrolling interest in a third facility in Redding.

(6)	The hospital partner already had an ownership interest in these two facilities and acquired a controlling interest from us in this transaction. Additionally, this hospital partner is a related party (Note 13).

(7)	We sold a controlling interest in two facilities.

Combination of Operating Results

We have reported our operating results and financial position for the period subsequent to April 19, 2007, as the “Successor Period” and all periods prior to April 19, 2007, as “Predecessor Periods.” For the purposes of presenting a comparison of our 2007 results to our 2008 results, we have presented our 2007 results as the sum, as shown in the table below, of our operating results from the Predecessor Period from January 1, 2007 through April 18, 2007 and our operating results for the Successor Period from April 19, 2007 to December 31, 2007. We believe that this presentation provides the most meaningful information about our operating results. This approach is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis. Even on a combined basis, our results of operations for the year ended December 31, 2007 are neither comparable with prior periods nor indicative of results to be expected in future periods given our incurrence of merger-related expenses and indebtedness in 2007.

	Predecessor	Successor	Combined
	Period from	Period from	Year Ended
	January 1 through	April 19 through	December 31,
	April 18, 2007	December 31, 2007	2007

Revenues:
Net patient service revenues	$170,598	$402,433	$573,031
Management and contract service revenues	19,142	46,503	65,645
Other revenues	1,615	3,552	5,167

Total revenues	191,355	452,488	643,843
Equity in earnings of unconsolidated affiliates	9,906	23,867	33,773
Operating expenses:
Salaries, benefits, and other employee costs	53,871	125,648	179,519
Medical services and supplies	34,308	77,006	111,314
Other operating expenses	31,744	74,335	106,079
General and administrative expenses	39,277	29,340	68,617
Provision for doubtful accounts	3,297	7,592	10,889
Depreciation and amortization	12,426	26,688	39,114

Total operating expenses	174,923	340,609	515,532

Operating income	26,338	135,746	162,084
Interest income	933	3,208	4,141
Interest expense	(9,521)	(67,862)	(77,383)
Loss on early retirement of debt	(2,435)	—	(2,435)
Other, net	798	(442)	356

Total other expense, net	(10,225)	(65,096)	(75,321)
Income from continuing operations before income taxes	16,113	70,650	86,763
Income tax expense	(4,256)	(14,592)	(18,848)

Income from continuing operations	11,857	56,058	67,915
Loss from discontinued operations, net of tax	(458)	(2,154)	(2,612)

Net income	11,399	53,904	65,303
Less: Net income attributable to noncontrolling interests	(18,548)	(45,175)	(63,723)

Net income (loss) attributable to USPI’s common stockholder	$(7,149)	$8,729	$1,580

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenues of the facilities that we consolidate for financial reporting purposes, which are those in which we have ownership interests of greater than 50% or otherwise maintain effective control;

•	management and contract service revenues, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and other contracted services to physicians and hospitals. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Years Ended December 31,
			Combined
	2009	2008	2007

Net patient service revenues	86%	88%	89%
Management and contract service revenues	12	11	10
Other revenues	2	1	1

Total revenues	100%	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. As a percentage of total revenues, these revenues decreased to 86% of our total revenues for the year ended December 31, 2009. This decrease is due in part to the U.S. dollar being stronger on average against the British pound in 2009 compared to 2008, and also is due to shifting of more of our facilities to joint ventures with hospital partners, which usually requires us to account for the facility under the equity method of accounting (as an unconsolidated affiliate). As we execute our strategy of partnering with not-for-profit healthcare systems, more of our business is being conducted through unconsolidated affiliates. With respect to unconsolidated facilities, we do not include the facilities’ net patient service revenues in our financial results; instead; our consolidated financial statements reflect revenues we earn for our management and contract services as noted below. Our share of the revenues, net of expenses of unconsolidated facilities, is reported in our consolidated financial statements as “equity in earnings of unconsolidated affiliates,” which is displayed between revenues and expenses. The percentage of our U.S. facilities we account for under the equity method was 64%, 63%, and 61% at December 31, 2009, 2008, and 2007, respectively.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Years Ended December 31,
			Combined
	2009	2008	2007

Management of surgical facilities	$46,438	$40,100	$34,161
Contract services provided to hospitals, physicians and related entities	30,966	32,870	31,484

Total management and contract service revenues	$77,404	$72,970	$65,645

As described above, our primary business is the operation of surgical facilities. In addition, we earn contract service revenues from other parties, primarily from hospitals through an endoscopy services business we acquired in 2006.

The following table summarizes our revenues by operating segment:

	Years Ended December 31,
			Combined
	2009	2008	2007

United States	83%	81%	82%
United Kingdom	17	19	18

Total	100%	100%	100%

The net number of facilities we operate increased by five from December 31, 2008 to December 31, 2009. All of these additional facilities are in the United States. However, this increase was weighted heavily toward facilities we account for under the equity method (a net increase of eight). As described above, our revenues related to unconsolidated facilities are limited to the service fees we earn for managing them; their underlying patient service revenues are not included in ours. Between December 31, 2008 and December 31, 2009, the average value of the British pound as compared to the U.S. dollar weakened approximately 15%. This decrease in value resulted in the proportion of our total revenues derived from U.K. operations as stated in U.S. dollars to decrease in the year ended December 31, 2009 as compared to the year ended December 31, 2008.

From 2007 to 2008, the net number of facilities we operate increased by nine. All of these additional facilities are in the United States. This increase was heavily weighted towards facilities we account for under the equity method (an increase of eight). As described above, our revenues related to equity method facilities are limited to the service fees we earn for managing them. This factor, together with strong growth in our U.K. facilities, all of which we consolidate, caused the proportion of our total revenues that is derived from the United States to be slightly lower for the year ended December 31, 2008 than in the combined year ended 2007.

Results of Operations

The following table summarizes certain consolidated statements of operations items expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
			Combined
USPI	2009	2008	2007

Total revenues	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	9.9	7.3	5.2
Operating expenses, excluding depreciation and amortization	(67.4)	(70.5)	(74.0)
Depreciation and amortization	(5.6)	(5.7)	(6.0)

Operating income	36.9	31.1	25.2
Interest and other expense, net	(15.5)	(13.1)	(11.7)

Income from continuing operations before income taxes	21.4	18.0	13.5
Income tax benefit (expense)	—	(3.5)	(2.9)

Income from continuing operations	21.4	14.5	10.6
Loss from discontinued operations, net of tax	—	(0.1)	(0.4)

Net income	21.4	14.4	10.2
Less: Net income attributable to noncontrolling interests	(10.2)	(8.6)	(9.9)

Net income attributable to USPI’s common stockholder	11.2%	5.8%	0.3%

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for the majority of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting

(amounts are expressed as a percentage of unconsolidated affiliates revenues, and reflect 100% of the investees’ results on an aggregated basis):

	Years Ended December 31,
USPI’s Unconsolidated Affiliates	2009	2008	2007

Revenues	100.0%	100.0%	100.0%
Operating expenses:
Salaries, benefits, and other employee costs	(23.6)	(24.7)	(26.2)
Medical services and supplies	(23.1)	(21.2)	(21.0)
Other operating expenses	(23.1)	(24.9)	(25.8)
Depreciation and amortization	(4.3)	(4.8)	(5.2)

Total operating expenses	(74.1)	(75.6)	(78.2)

Operating income	25.9	24.4	21.8
Interest expense, net	(2.1)	(2.4)	(2.5)
Other, net	0.7	0.3	0.2

Income before income taxes	24.5	22.3	19.5
Income tax expense	(0.6)	(0.6)	(0.7)

Net income	23.9%	21.7%	18.8%

Executive Summary

We continue to grow our existing facilities, develop new facilities with our hospital partners and add others selectively through acquisition. Our operating results continue to be strong, as our operating income increased 15% during 2009 as compared 2008, and operating income margin increased by 580 basis points during the same period. These results were driven primarily by an increase in average revenue per procedure in our U.S. facilities and by improvements in leveraging our operating expenses. Systemwide revenues grew 10% during the year ended December 31, 2009 as compared to 2008. While acquisitions drove some of this increase, the majority of the growth was in U.S. same store facilities, which grew their revenues by 8% during 2009. Together with cost containment efforts, this growth in revenues resulted in a 250 basis point margin improvement for U.S. same store facilities.

These operational trends drove a 15% increase in USPI’s operating income, but since the majority of the growth was in entities we manage but do not consolidate, our individual revenue and expense line items did not grow at a corresponding rate. In fact, the revenues reported in our consolidated statement of operations, which consist only of consolidated facilities, decreased by approximately 3%. Although the revenues of our consolidated facilities continue to grow on average, we sold a partial interest in four consolidated facilities during 2009, which resulted in our accounting for them under the equity method and thus no longer including their revenues in our consolidated statements of operations. These transfers of facilities from consolidated to unconsolidated status contributed favorably to the 18% growth in revenues of the group of facilities we operate through unconsolidated affiliates. In addition, our consolidated revenues reported by the U.K. during 2009, which actually grew by $1.9 million before considering the effect of changes in currency exchange rates, were lower by approximately $18.9 million as compared to the prior year due to the strengthening of the U.S. dollar as compared to the British pound, which reduced our 2009 operating income by $4.2 million and net income by $2.2 million. A more detailed description of our revenues, including a table quantifying key elements of our change in revenues compared to the prior year, is presented in “Revenues,” later in this document.

The increased significance of our unconsolidated affiliates is a direct result of deploying our primary U.S. business strategy of jointly owning our facilities with not-for-profit health systems and local physicians. While we believe this strategy increases our net income over time, it does not translate to proportionate increases in revenues, as our share of these facilities’ revenues and expenses is reflected on a net basis within “equity in earnings of unconsolidated affiliates” rather than being included in the individual revenue and expense line items of our consolidated financial statements. This business model frequently results in our profits growing at a different rate than our individual revenue and expense line items. Accordingly, we include statements of income of our unconsolidated affiliates and review key operating indicators for all facilities we operate to help illustrate the underlying health and magnitude of the businesses we operate and to help explain increases in USPI’s operating income, as described more fully in the following section.

We added 11 facilities during 2009 and completed the sale of six facilities. Consistent with our strategy, our overall net increase in facilities continues to be heavily weighted toward facilities we operate with a hospital partner. From December 31, 2008 to December 31, 2009, our overall net number of facilities increased by five, and the number of facilities we operate with a hospital partner increased by ten, including three de novo facilities, which opened during 2009. Our development pipeline remains active, with eight additional facilities under development, of which four had commenced construction by December 31, 2009. All of these facilities are being developed with a hospital partner; one facility opened in February 2010.

Our net income (attributable to USPI’s common stockholder) increased $32.2 million during the year ended December 31, 2009 as compared to the prior year, driven largely by the reversal of $31.2 million of deferred income tax asset valuation allowance, an increase in equity in earnings of unconsolidated affiliates of $14.7 million and companywide cost control measures. Additionally, our net interest expense was $17.1 million lower than 2008, primarily due to a decrease in market interest rates. These increases to net income more than offset nonoperating losses totaling $28.1 million recorded in 2009. These losses related to the deconsolidation of four facilities, which we believe will improve our long-term profitability; the sale of our interests in six others; and the recognition of impairment losses on three indefinite-lived management contracts.

Overall, we continue to grow our existing facilities and focus our business development activities primarily in markets where we have a hospital partner or believe that we have the potential to develop such a relationship. This strategy primarily directs where we deploy capital. It also leads us to sell facilities from time to time that do not meet this or other strategic objectives.

Our Business and Key Measures

We operate surgical facilities in partnership with local physicians and, in the majority of cases, a not-for-profit health system partner. We hold an ownership interest in each facility, each being operated through a separate legal entity owned by us, the health systems and physicians. We operate each facility on a day-to-day basis through a management services contract. Our sources of earnings from each facility consist of:

•	management services revenues, computed as a percentage of each facility’s net revenues (often net of bad debt expense); and

•	our share of each facility’s net income, which is computed by multiplying the facility’s net income times the percentage of each facility’s equity interests owned by us.

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a growing majority of our facilities (currently 109 of our 169 facilities), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method, i.e., as an unconsolidated affiliate. We control the remaining 60 of our facilities and account for these investments as consolidated subsidiaries.

Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than us is classified within “net income attributable to noncontrolling interests.”

For unconsolidated affiliates, our consolidated statements of operations reflect our earnings in only two line items:

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

In summary, USPI’s operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but USPI’s individual revenue and expense line items only contain consolidated businesses, which represent less than half of our operations. This translates to trends in operating income that often do not correspond with changes in revenues and expenses. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years during the ongoing deployment of our strategy to partner with not-for-profit health systems. Accordingly, we review several types of information in order to monitor and analyze USPI’s results of operations, including:

•	The results of operations of USPI’s unconsolidated affiliates

•	USPI’s average ownership share in the facilities we operate; and

•	Facility operating indicators, such as systemwide revenue growth, same store revenue growth, and same store operating margins

Our Consolidated and Unconsolidated Results

The following table shows USPI’s results of operations and the results of operations of USPI’s unconsolidated affiliates.

	Year Ended December 31,
	2009		2008		Variance to Prior Year
	USPI As		USPI As		USPI As
	Reported		Reported		Reported
	Under	Unconsolidated	Under	Unconsolidated	Under	Unconsolidated
	GAAP	Affiliates	GAAP	Affiliates	GAAP	Affiliates

Revenues:
Net patient service revenues	$533,609	$1,171,242	$561,532	$996,315	$(27,923)	$174,927
Management and contract service revenues	77,404	—	72,970	—	4,434	—
Other income	11,352	3,176	7,721	2,168	3,631	1,008

Total revenues	622,365	1,174,418	642,223	998,483	(19,858)	175,935
Equity in earnings of unconsolidated affiliates	61,771	—	47,042	13	14,729	(13)
Operating expenses:
Salaries, benefits, and other employee costs	174,148	277,053	184,871	246,739	(10,723)	30,314
Medical services and supplies	102,673	271,663	112,499	211,781	(9,826)	59,882
Other operating expenses	94,633	243,241	107,659	218,337	(13,026)	24,904
General and administrative expenses	38,769	—	40,155	—	(1,386)	—
Provision for doubtful accounts	8,958	28,528	7,568	29,497	1,390	(969)
Depreciation and amortization	35,297	50,251	36,757	48,722	(1,460)	1,529

Total operating expenses	454,478	870,736	489,509	755,076	(35,031)	115,660

Operating income	229,658	303,682	199,756	243,420	29,902	60,262
Interest income	2,630	456	3,228	1,687	(598)	(1,231)
Interest expense	(70,915)	(24,850)	(85,649)	(25,788)	14,734	938
Other	(28,082)	8,275	(1,790)	2,962	(26,292)	5,313

Total other expense, net	(96,367)	(16,119)	(84,211)	(21,139)	(12,156)	5,020
Income from continuing operations before income taxes	133,291	287,563	115,545	222,281	17,746	65,282
Income tax (expense) benefit	97	(6,860)	(22,333)	(5,566)	22,430	(1,294)

Net income from continuing operations	133,388	280,703	93,212	216,715	40,176	63,988
Loss from discontinued operations	—	—	(560)	—	560	—

Net income	133,388	$280,703	92,652	$216,715	40,736	$63,988

Less: Net income attributable to noncontrolling interests	(63,722)		(55,138)		(8,584)

Net income attributable to USPI	$69,666		$37,514		$32,152

USPI’s equity in earnings of unconsolidated affiliates		$61,771		$47,042		$14,729

	Year Ended December 31,
	2008		Combined 2007		Variance to Prior Year
	USPI As		USPI As		USPI As
	Reported		Reported		Reported
	Under	Unconsolidated	Under	Unconsolidated	Under	Unconsolidated
	GAAP	Affiliates	GAAP	Affiliates	GAAP	Affiliates

Revenues:
Net patient service revenues	$561,532	$996,315	$573,031	$793,123	$(11,499)	$203,192
Management and contract service revenues	72,970	—	65,645	—	7,325	—
Other income	7,721	2,168	5,167	2,036	2,554	132

Total revenues	642,223	998,483	643,843	795,159	(1,620)	203,324
Equity in earnings of unconsolidated affiliates	47,042	13	33,773	118	13,269	(105)
Operating expenses:
Salaries, benefits, and other employee costs	184,871	246,739	179,519	208,390	5,352	38,349
Medical services and supplies	112,499	211,781	111,314	167,032	1,185	44,749
Other operating expenses	107,659	218,337	106,079	183,123	1,580	35,214
General and administrative expenses	40,155	—	68,617	—	(28,462)	—
Provision for doubtful accounts	7,568	29,497	10,889	22,192	(3,321)	7,305
Depreciation and amortization	36,757	48,722	39,114	41,057	(2,357)	7,665

Total operating expenses	489,509	755,076	515,532	621,794	(26,023)	133,282

Operating income	199,756	243,420	162,084	173,483	37,672	69,937
Interest income	3,228	1,687	4,141	2,826	(913)	(1,139)
Interest expense	(85,649)	(25,788)	(77,383)	(23,317)	(8,266)	(2,471)
Other	(1,790)	2,962	(2,079)	1,843	289	1,119

Total other expense, net	(84,211)	(21,139)	(75,321)	(18,648)	(8,890)	(2,491)
Income from continuing operations before income taxes	115,545	222,281	86,763	154,835	28,782	67,446
Income tax expense	(22,333)	(5,566)	(18,848)	(5,575)	(3,485)	9

Net income from continuing operations	93,212	216,715	67,915	149,260	25,297	67,455
Loss from discontinued operations	(560)	—	(2,612)	—	2,052	—

Net income	92,652	$216,715	65,303	$149,260	27,349	$67,455

Less: Net income attributable to noncontrolling interests	(55,138)		(63,723)		8,585

Net income attributable to USPI	$37,514		$1,580		$35,934

USPI’s equity in earnings of unconsolidated affiliates		$47,042		$33,773	$	$13,269

The following table provides other information regarding our unconsolidated affiliates (in thousands):

	Years Ended December 31,
	2009	2008	2007

Long-term debt	$271,781	$273,438	$278,417
USPI’s equity in earnings of unconsolidated affiliates	61,771	47,042	33,773
USPI’s imputed weighted average ownership percentage based on affiliates’ pretax income(1)	21.5%	21.2%	21.8%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	25.4%	25.0%	26.9%
Unconsolidated facilities operated at period end	109	101	93

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This is no comparable GAAP measure but management believes it provides further useful information about its involvement in unconsolidated affiliates.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This is no comparable GAAP measure but management believes it provides further useful information about its involvement in unconsolidated affiliates.

One of our unconsolidated affiliates, Texas Health Ventures Group, L.L.C., is considered significant to our consolidated financial statements under regulations of the SEC. As a result, we have filed Texas Health Ventures Group, L.L.C.’s consolidated financial statements with this Form 10-K for the appropriate periods.

As shown above, USPI’s consolidated net patient service revenues for the year ended December 31, 2009 decreased $27.9 million compared to the prior year, and the net patient service revenues of USPI’s unconsolidated affiliates increased $174.9 million. These variances are analyzed more extensively in the “Revenues” section, but in general they reflect the fact that we are conducting more of our operations through unconsolidated affiliates. The increase in revenues of these unconsolidated affiliates, net of their expenses, led to the affiliates earning $64.0 million more compared to the prior year. The affiliates’ increase in net income, once allocated to USPI and the affiliates’ other investors, led to USPI’s equity in earnings of unconsolidated affiliates increasing by $14.7 million, which represents nearly 50% of the increase in USPI’s operating income.

When comparing 2008 and the combined year 2007, the relationships were similar. USPI’s consolidated net patient services revenues decreased $11.5 million for the year ended December 31, 2008 compared to the combined year 2007, and the net patient service revenues of USPI’s unconsolidated affiliates increased $203.2 million, driving a $67.5 million increase in the net income of the unconsolidated affiliates and an overall increase of $13.3 million in USPI’s equity in earnings of unconsolidated affiliates.

Our Ownership Interests in the Facilities We Operate

Our earnings are predominantly driven by our investments in the facilities we operate, so we focus on those businesses’ growth rates together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in the U.S. surgical facilities we operate is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Unconsolidated facilities(1)	21.5%	21.2%	21.8%
Consolidated facilities(2)	48.1%	48.8%	46.5%
Total(3)	29.4%	30.2%	32.6%

(1)	Computed for unconsolidated facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income of U.S. surgical facilities we account for under the equity method.

(2)	Computed for consolidated facilities by dividing (a) the aggregate net income of U.S. surgical facilities we operate less our total minority interests in income of consolidated subsidiaries by (b) the aggregate net income of our consolidated U.S. surgical facilities.

(3)	Computed in total by dividing our share of the facilities’ net income, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income of our U.S. surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our increased focus on partnering our facilities with hospital partners in addition to physicians generally leads to our accounting for more facilities under the equity method (unconsolidated), and we have moved four facilities from consolidated to unconsolidated during each year in 2009, 2008 and 2007. Accordingly, our consolidated financial statements show small decreases in revenues and most expense line items compared to the respective prior year. However, since our average ownership in our facilities, as shown in the table above, did not significantly change from the respective prior year, our success in growing our facilities’ profits (whether consolidated or unconsolidated) translated to a 15%, 23% and 2% increase in USPI’s operating income in 2009, 2008 and the combined year 2007. The combined year 2007’s operating income was adversely affected by merger-related expenses of approximately $25.4 million.

Revenues

USPI’s consolidated net revenues decreased approximately 3% during the year ended December 31, 2009, as compared to the year ended December 31, 2008. However, our operating income increased 15%, and our net income attributable to USPI’s common stockholder increased 86%. The table below quantifies several significant items impacting year over year growth.

	Year Ended
	December 31, 2009
	USPI As
	Reported Under	Unconsolidated
	GAAP	Affiliates

Total revenues, period ended December 31, 2008	$642,223	$998,483
Add: revenue from acquired facilities	23,467	68,098
Less: revenue of disposed facilities	—	(29,799)
Less: revenue of deconsolidated facilities	(42,420)	42,420
Impact of exchange rate	(18,884)	—

Adjusted base year	604,386	1,079,202
Operating growth	17,848	93,761
Non-facility based revenue	131	1,455

Total revenues, period ended December 31, 2009	$622,365	$1,174,418

The reason for the discrepancy between revenue growth and income growth is the increased proportion of our business being conducted through unconsolidated affiliates. Growing the volume and profits of those facilities has relatively little impact on our consolidated revenues, but our share of their increasing net income (equity in earnings of unconsolidated affiliates, which grew by 31% and 39% in 2009 and 2008, respectively) is reflected in our operating income and net income. Accordingly, as described above, we focus on our systemwide results in order to understand where our growth in income is coming from. Our systemwide revenues, which include revenues of facilities we account for under the equity method as well as facilities we consolidate, grew by rates more commensurate with our overall income growth: 10% during the year ended December 31, 2009; 14% during the year ended December 31, 2008, as compared to combined 2007, and 22% for combined 2007 as compared to 2006. As discussed more fully below (see “Facility Operating Margins”), our facilities’ operating margins increased compared to prior year with respect to existing facilities, and consequently we earned more operating income from our facilities despite the slight decrease in our reported revenues.

Facility Growth

Operationally, the growth of facilities we operate continued the trend experienced in recent periods, with the net revenues of our U.S. systemwide facilities (consisting of both consolidated subsidiaries and unconsolidated affiliates) increasing 12% and 15% during 2009 and 2008. While systemwide revenue growth was partially driven by acquisitions and development of new facilities, the most significant component continued to be the results of facilities that have been open for more than one year (same store facilities). This group of facilities experienced revenue growth of 8% and 11% during 2009 and 2008, respectively. The growth in these facilities in 2009 and 2008 was driven more by increases in net revenue per case than by increases in volume. While some of this shift reflects increases in rates we negotiate with payors, we believe a more significant portion of the increase is driven by the type of cases we performed, which continue to shift to more complex cases on average.

The strengthening of the U.S. dollar versus the British pound caused a significant drop in reported revenues during 2009 as compared to 2008, but in local currency (or measured at constant exchange rates) our U.K. facilities continued to generate revenue growth. However, this growth was slower in 2009 than in recent years, largely due to a decrease in self-pay business. While self-pay business represents only 2% of our U.S. business, it represents 26% of our U.K. business. Self-pay business is generally considered more susceptible to changes in general economic conditions, as the cost of care is borne entirely by the patient rather than shared with private insurers or borne by the National Health Service. In addition, our U.K. operations’ rate of growth during the year ended December 31, 2008 and the combined year ended December 31, 2007 was extremely strong (11% and 13%, respectively), making the year-over-year comparisons in 2009 less favorable. The growth achieved during 2008 was driven largely by an increase in admissions referred by the National Health Service, due to government-owned facilities not having adequate capacity to meet demand, and during 2008 and 2007 by the ramp-up of business resulting from capital projects and operational improvements introduced in 2006 and 2007.

The following table summarizes our same store facility growth rates, as compared to the corresponding prior year period:

	Years Ended December 31,
			Combined
	2009	2008	2007

United States facilities:
Net revenue	8%	11%	10%
Surgical cases	2%	2%	6%
Net revenue per case(1)	5%	9%	3%
United Kingdom facilities:
Adjusted admissions	(5)%	9%	8%
Net revenue using actual exchange rates	(14)%	3%	23%
Net revenue using constant exchange rates(2)	2%	11%	13%
All same store facilities:
Net revenue using actual exchange rates	6%	10%	11%

(1)	Our overall domestic same store growth in net revenue per case for 2009 was favorably impacted by the 12% growth at our twelve same store surgical hospitals, which on average perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. The net revenue per case growth at our ambulatory surgery centers was 6% during 2009. The favorable impact, in the first quarter of 2008, of our collecting amounts related to past patient services in conjunction with our finalizing a new contract with a major payor has been excluded from these growth rates as it relates to dates of service prior to January 1, 2008. The revenue reductions related to two similar, but adverse, adjustments in the second quarter of 2008 were excluded for similar reasons, as was the unfavorable impact of such an amount which arose during the second quarter of 2009.

(2)	Calculated using constant exchange rates for all periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

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

Consistent with this strategy, our overall number of facilities increased by five from December 31, 2008 to December 31, 2009, consisting of a net increase of ten facilities partnered with not-for-profit hospitals and local physicians. All four facilities under construction at December 31, 2009, involve a hospital partner; one of these facilities opened in February 2010. In addition, all four of our projects in the earlier stages of development involve a hospital partner, and we continue to explore affiliating more facilities with hospital partners, especially for facilities in markets where we already operate other facilities with a hospital partner.

The following table summarizes the facilities we operated as of December 31, 2009, 2008, and 2007:

	2009	2008	2007

United States facilities(1):
With a hospital partner	109	99	91
Without a hospital partner	56	62	61

Total U.S. facilities	165	161	152
United Kingdom facilities	4	3	3

Total facilities operated	169	164	155

Change from prior year-end:
De novo (newly constructed)(2)	4	4	11
Acquisition	7	10	9
Disposals(3)	(6)	(5)	(6)

Total increase in number of facilities	5	9	14

(1)	At December 31, 2009, physicians own a portion of all of these facilities.

(2)	We now consider our operations at the Parkside facility in London, consisting of a hospital and an oncology clinic, to be two separate entities in our facility count.

(3)	During 2009, we sold our ownership interests in facilities in East Brunswick, New Jersey; Cleveland, Ohio; San Antonio, Texas; Baton Rouge, Louisiana; and Oxnard, California. We also merged one of our surgery centers into one of our surgical hospitals in Oklahoma. During 2008, we sold ownership interests in facilities in Sarasota, Florida; Los Angeles, California; Cleveland, Ohio; Manitowoc, Wisconsin; and Las Cruces, New Mexico. During 2007, we sold our ownership interests in facilities in Canton, Mississippi; Atlanta, Georgia; Baltimore, Maryland; Houston, Texas and Decatur, Alabama. Additionally, we ceased operating a facility effective October 1, 2007 although we continued to hold an ownership interest until we sold it in July 2008.

Facility Operating Margins

In 2009, same store U.S. facility operating margins increased 250 basis points, largely driven by continued revenue growth together with cost saving measures introduced during 2009 at our facilities. While the improvement was broad-based, it was particularly notable in the group of facilities jointly owned with hospital partners the margins of which improved 340 basis points. The margins of facilities we operate without a hospital partner did not fare as well, but were up 20 basis points as compared to the year ended December 31, 2008. We believe this disparity generally reflects the benefits of our increased focus on developing some of our larger markets, where we more often have a hospital partner. During 2008, same store U.S. facility operating margins increased slightly (10 basis points) largely due to improved leveraging of expenses at some of our larger facilities, which underwent expansions during 2007. Despite revenue growth rates largely consistent with recent years, the same store U.S. facility operating income margins for our ambulatory surgery centers, which comprise over 90% of our facilities, increased 220 and 60 basis points in 2009 and 2008, respectively, after decreasing in 2006 and 2007.

The facility operating income margins of our larger U.S. facilities, licensed as hospitals and comprising less than 10% of our facilities, finished 2009 up 350 basis points as compared to 2008, which were down 30 basis points. These were notable improvements over the 470 basis point drop in 2007, largely driven by the ramp-up of business at two facilities we expanded in 2007, whose higher expense levels were not accompanied by commensurate increases in revenues until 2008.

The following table summarizes our year-over-year increases (decreases) in same store operating margins (see footnote 1 below):

	Year Ended December 31,
					Combined
	2009		2008		2007

United States facilities:
With a hospital partner	340	bps	170	bps	(210	) bps
Without a hospital partner	20		(260)		40
Total U.S. facilities(2)	250		10		(140)
United Kingdom facilities(3)	(160	)bps	80	bps	300	bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	The favorable impact, in the first quarter of 2008, of our collecting amounts related to past patient services in conjunction with our finalizing a new contract with a major payor has been excluded from these growth rates as it relates to dates of service prior to January 1, 2008. The revenue reductions related to two similar, but adverse, adjustments in the second quarter of 2008 were excluded for similar reasons, as was the unfavorable impact of such an amount which arose during the second quarter of 2009.

(3)	Calculated using constant exchange rates for all periods. Although this computation represents a non-GAAP measure, we believe that using a constant translation rate more accurately reflects the trend of the business. In addition, the $1.0 million favorable impact of a one-time recovery of value-added tax during the second quarter of 2009 has been excluded from U.K. same facility operating margins.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues decreased by $19.9 million, or 3.1%, to $622.4 million for the year ended December 31, 2009 from $642.2 million for the year ended December 31, 2008. This decrease was primarily the result of our selling a partial interest in four of our consolidated facilities, which resulted in our deconsolidating the facilities. This $42.4 million decrease, together with a decrease in U.K. revenues of $18.9 million as a result of the U.S. dollar strengthening against the British pound, more than offset the increases from growth in facilities we consolidated in both years or acquired during late 2008 or 2009 (see the table in “Revenues”). As described above, the fact that we account for the majority of our U.S. facilities under the equity method means that our growth in net income generally outpaces our growth in reported revenues.

Equity in earnings of unconsolidated affiliates increased by $14.7 million, or 31.3% to $61.8 million for the year ended December 31, 2009 from $47.0 million for the year ended December 31, 2008. This increase in equity in earnings was primarily driven by same store growth ($10.9 million), acquisitions of additional facilities we account for under the equity method ($3.6 million) and the deconsolidation of four facilities which we now account for under the equity method ($0.2 million). The number of facilities we account for under the equity method increased by eight from December 31, 2008 to December 31, 2009.

Operating expenses, excluding depreciation and amortization, decreased by $33.6 million, or 7.4%, to $419.2 million for the year ended December 31, 2009 from $452.8 million for the year ended December 31, 2008. This decrease was largely driven by the deconsolidation of four facilities (approximately $28.5 million) and the recovery of $1.0 million in value added tax previously expensed by our U.K. subsidiary. Operating expenses, excluding depreciation and amortization, decreased as a percentage of revenues to 67.4% for the year ended 2009, from 70.5% for the year ended 2008. This decrease as a percentage of revenues is primarily attributable to cost saving measures being employed across our facilities.

Depreciation and amortization decreased $1.5 million, or 4.0%, to $35.3 million for the year ended December 31, 2009 from $36.8 million for the year ended December 31, 2008, primarily as a result of the deconsolidation of four facilities whose deprecation expense is no longer included in our consolidated statements of operations.

Depreciation and amortization, as a percentage of revenues, was 5.6% for the year ended December 31, 2009 and 5.7% for the year ended December 31, 2008.

Operating income increased $29.9 million, or 15.0%, to $229.7 million for the year ended December 31, 2009 from $199.8 million for the year ended December 31, 2008. Operating income, as a percentage of revenues, increased to 36.9% for the year ended December 31, 2009 from 31.1% for the prior year, primarily as a result of the growth in our equity in earnings of unconsolidated affiliates and cost saving measures.

Interest expense, net of interest income, decreased $14.1 million to $68.3 million for the year ended December 31, 2009 from $82.4 million for the year ended December 31, 2008, primarily due to lower interest rates and additionally due to lower overall debt balances as compared to the prior period.

(Loss) gain on sale of equity interests, net of other expenses, increased $26.3 million to $28.1 million of other expense for the year ended December 31, 2009 from $1.8 million of other expense for the year ended December 31, 2008. In 2009, the primary reasons for the increase were approximately $21.4 million in losses on the sale or deconsolidation of various facilities and impairment charges totaling $5.7 million related to three management contracts. In 2008, the components were a $1.9 million loss on the sale of equity interests in four facilities offset by $1.0 million of other income related to a terminated administrative service contract and by a $0.8 million impairment of one of our management contracts.

Provision for income taxes was a $0.1 million benefit for the year ended December 31, 2009, compared to $22.3 million of tax expense for the year ended December 31, 2008. The benefit in 2009 was primarily the result of our reversing the valuation allowance ($31.2 million) against a majority of our U.S. deferred tax assets. During the third quarter of 2009, we determined it was more likely than not that we would generate taxable income to recover these assets in future periods. The implementation of new accounting guidance on January 1, 2009 (as further discussed in Note 2 to our consolidated financial statements) results in a different income statement presentation under which pretax earnings are presented before net earnings attributable to noncontrolling interests are subtracted. Comparing our income tax expense to this figure would imply a very low effective tax rate. Computing our effective tax rate the way it has historically been presented (based on pretax earnings attributable to USPI’s stockholder), our effective tax rate in 2008 was 37.0%. Our effective tax rate, excluding the benefit of reversing the deferred tax asset allowance, was 44.7% at December 31, 2009.

Net income was $133.4 million for the year ended December 31, 2009 as compared to $92.7 million for the year ended December 31, 2008. Represents the net effect of many factors described above, including an increase in equity in earnings of unconsolidated affiliates ($14.7 million), a decrease in interest expense ($14.1 million), and the recognition of the benefit of U.S. deferred tax assets ($31.2 million), which together more than offset $28.1 million in losses on disposals, deconsolidations, and impairments. In addition, despite our U.K. operations growing their profits in local currency, the strengthening U.S. dollar decreased our reported net income by $2.2 million.

Net income attributable to noncontrolling interests increased $8.6 million, or 15.6%, to $63.7 million for the year ended December 31, 2009 from $55.1 million for the year ended December 31, 2008. The increase was due to increased profitability of certain of our existing consolidated facilities and our acquisition activities, which primarily involve our acquiring less than 100% ownership.

Net income attributable to USPI’s common stockholder was $69.7 million for the year ended December 31, 2009 as compared to $37.5 million for the year ended December 31, 2008. This $32.2 million increase is primarily related to the factors described above for net income.

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

(Loss) gain on the sale of equity interests, offset by other expense (income), decreased $0.3 million to $1.8 million of other expense for the year ended December 31, 2008 from $2.1 million of other expense for the combined year ended December 31, 2007. In 2008, other expense was primarily attributable to $1.0 million of other income related to a terminated administrative service contract, offset by a $0.8 million impairment of one of our management contracts, further offset by losses recorded on the sale of interests in various surgical facilities of approximately $1.9 million. In 2007, other expense was primarily attributable to a loss on the early retirement of debt in April 2007 of $2.4 million. The losses on the early retirement of debt represent the excess of payments made to retire the debt over the debt’s carrying value, including writing off the unamortized portion of costs incurred in originally issuing the debt.

Provision for income taxes was $22.3 million for the year ended December 31, 2008, compared to $18.8 million for the combined year ended December 31, 2007. The implementation of new accounting guidance on January 1, 2009 (as further discussed in Note 2 to our consolidated financial statements) results in a different income statement presentation under which pretax earnings are presented before net earnings attributable to noncontrolling interests are subtracted. Comparing our income tax expense to this figure would imply a very low effective tax rate. Computing our effective tax rate the way it has historically been presented (based on pretax earnings attributable to USPI’s stockholder), our effective tax rate in 2008 was 37.0% as compared to 81.8% for the combined year ended December 31, 2007. The decrease in effective rate was driven by our increased income, as described above. Higher pretax income levels diminished the impact of the factors that had caused our 2007 effective tax rate to be so much higher than statutory rates, although we still maintained, at December 31, 2008, a valuation allowance against all unused U.S. federal net operating loss carryforwards, as it was not considered more likely than not that we would be able to utilize those carryforwards.

Income from continuing operations was $93.2 million for the year ended December 31, 2008 compared to $67.9 million for the combined year ended December 31, 2007. As described above, this increase was primarily caused by merger-related costs and expenses that did not recur in 2008. Additionally, income from continuing operations was favorably impacted by the increase in equity in earnings, partially offset by higher interest costs during 2008. We have significantly higher debt balances as a result of the merger, which greatly increased our interest expense beginning on April 19, 2007 and continuing in 2008, as we borrowed an additional $33.0 million to fund various acquisitions.

In 2008, we classified the operations of a surgery center located in Ohio as discontinued operations. We recorded a loss of approximately $0.6 million, net of tax, related to the sale of this facility. Because this facility has been classified as discontinued operations, our consolidated statements of operations and the year over year comparisons reflect the historical results of its operations in discontinued operations for all years presented. In 2007, we classified the operations of three surgery centers, located in Mississippi, Texas and Alabama was discontinued operations. We recorded a loss of $2.4 million, net of tax, related to the sale of these facilities.

Net income increased $27.3 million to $92.7 million for the year ended December 31, 2008 as compared to $65.3 million for the combined year ended December 31, 2007. As noted above, this increase was primarily caused by merger-related costs and expenses that did not recur in 2008.

Net income attributable to noncontrolling interests decreased $8.6 million, or 13.4%, to $55.1 million for the year ended December 31, 2008 from $63.7 million for the combined year ended December 31, 2007. Over 50% of the decrease was due to our deconsolidation and sales of certain consolidated facilities. The remaining decrease was due to decreased profitability of certain of our existing consolidated facilities, which was partially offset by the increased net income attributable to noncontrolling interests resulting from our acquisition activities, which primarily involve our acquiring less than 100% ownership.

Net income attributable to USPI’s common stockholder increased $35.9 million to $37.5 million for the year ended December 31, 2008 as compared to $1.6 million for the combined year ended December 31, 2007. This increase was primarily caused by the merger-related costs and expenses that did not recur in 2008 and the other factors described above.

Liquidity and Capital Resources

	Years Ended December 31,
			Combined
	2009	2008	2007

Net cash provided by operating activities	$185,213	$145,586	$157,241
Net cash used in investing activities	(87,928)	(101,337)	(78,579)
Net cash used in financing activities	(112,026)	(71,573)	(34,099)

Overview

At December 31, 2009, we had cash and cash equivalents totaling $34.9 million, as compared to $49.4 million at December 31, 2008. A more detailed discussion of changes in our liquidity follows. We adopted new accounting guidance on January 1, 2009 related to accounting for noncontrolling interests, as further discussed in Note 2 to our consolidated financial statements. As required, we have retrospectively applied these changes to prior years and as a result, certain reclassifications to cash flows between categories were made, however, overall cash flows were not changed.

Operating Activities

Our cash flows from operating activities were $185.2 million, $145.6 million, and $157.2 million in the year ended December 31, 2009, the year ended December 31, 2008, and the year ended December 31, 2007, respectively. Operating cash flows in 2009 were higher than 2008 primarily due to lower interest costs during 2009, facility-wide cost reductions and the timing of distributions of earnings from our unconsolidated affiliates. Operating cash flows in 2008 were also impacted by these factors, but the impact on 2008 compared to 2007 was unfavorable. Our operating cash flows in 2007 were adversely affected by the payment of merger related expenses.

A significant element of our cash flows from operating activities is the collection of patient receivables and the timing of payments to our vendors and service providers. Collections efforts for patient receivables are conducted primarily by our personnel at each facility or in centralized service centers for some metropolitan areas with multiple facilities. These collection efforts are facilitated by our patient accounting system, which prompts individual account follow-up through a series of phone calls and/or collection letters written 30 days after a procedure is billed and at 30 day intervals thereafter. Bad debt reserves are established in increasing percentages by aging category based on historical collection experience. Generally, the entire amount of all accounts remaining uncollected 180 days after the date of service are written off as bad debt and sent to an outside collection agency. Net amounts received from collection agencies are recorded as recoveries of bad debts. Our operating cash flows, including changes in accounts payable and other current liabilities, are impacted by the timing of payments to our vendors. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. In 2009, 2008 and 2007, we did not make any significant changes to our payment timing to our vendors.

Our net working capital deficit was $113.0 million at December 31, 2009 as compared to a net working capital deficit of $38.8 million in the prior year. The overall negative working capital position at December 31, 2009 and 2008 is primarily the result of $129.3 million and $57.2 million due to affiliates associated with our cash management system being employed for our unconsolidated facilities. As discussed further below, we have sufficient availability under our revolving credit agreement, together with our expected future operating cash flows, to service our obligations.

Investing Activities

During the year ended December 31, 2009, the year ended December 31, 2008 and the combined year ended December 31, 2007 our net cash used for investing activities was $87.9 million, $101.3 million and $78.6 million, respectively. The majority of the cash used in our investing activities relates to our purchases of businesses, incremental investment in unconsolidated affiliates and purchases of property and equipment and was funded by cash flows from operating activities. The cash used in investing activities in 2008 and 2007 was funded primarily from cash on hand as well as draws upon the delayed draw feature of our senior secured credit facility.

Acquisitions and Sales

During the year ended December 31, 2009, we invested $59.5 million, net of cash received, for the purchase and sales of businesses and investments in unconsolidated affiliates. These 2009 transactions are described earlier in this Item 7 under the captions “Acquisitions, Equity Investments and Development Projects” and “Discontinued Operations and Other Dispositions.” These transactions are summarized below:

Effective Date	Facility Location	Amount

Investments
February 2009	Fort Worth, Texas	$2.0 million
February 2009	Stockton, California	2.5 million
May 2009	St. Louis, Missouri	0.9 million
July 2009	Fort Worth, Texas	1.0 million
September 2009	Fort Worth, Texas	1.2 million
December 2009	Nashville, Tennessee	6.1 million
December 2009	Cincinnati, Ohio	17.7 million
December 2009	Portland, Oregon	11.1 million
December 2009	Houston, Texas	9.9 million
Various	Various	7.1 million

59.5 million

Sales
February 2009	East Brunswick, New Jersey	$0.7 million
March 2009	Phoenix, Arizona	0.1 million
July 2009	Oklahoma City, Oklahoma	0.2 million
December 2009	Fort Worth, Texas	2.4 million
December 2009	Baton Rouge, Louisiana	(5.1 million	)
December 2009	Oxnard, California	0.3 million
December 2009	Dallas, Texas	1.2 million
Various	Various	0.2 million

— million

Total		$59.5 million

During the year 2008 and combined year 2007, we invested $64.3 million and $63.0 million, respectively (all net of cash acquired) to make similar acquisitions. These transactions are summarized in this Item 7 under the caption “Acquisitions, Equity Investments and Development Projects.”

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

Property and Equipment/Facilities under Development

During the year ended December 31, 2009, approximately $16.8 million of the property and equipment purchases related to expansion and development projects, and the remaining $15.0 million primarily represents purchase of equipment at existing facilities. We added $31.2 million of property and equipment in the year 2008, of which $17.9 million related to expansion and development projects and the remaining $13.3 million related to purchases at existing facilities. Approximately $8.1 million of the property and equipment purchases was paid to acquire property adjacent to one of our London facilities. Additionally, in combined year 2007, we added $8.5 million of property and equipment for expansion and development projects and purchased $9.4 million of property and equipment for existing facilities.

At December 31, 2009, we and our affiliates had four surgical facilities under construction and four additional facilities in the development stage in the United States; one of these facilities opened in February 2010. Costs to develop a short-stay surgical facility, which include construction, equipment and initial operating losses, vary depending on the range of specialties that will be undertaken at the facility. Our affiliates have budgeted an average of $21.7 million for development costs for each of the projects under construction. Development costs are typically funded with approximately 50% debt at the entity level with the remainder provided as equity from the owners of the entity. Additionally, as each of these facilities becomes operational, each will have obligations associated with debt and capital lease arrangements.

Generally, we estimate that we will add 12 to 15 facilities per year through a combination of acquisition and de novo projects. This program will continue to require substantial capital resources, which for this number of facilities we would estimate to range from $60.0 million to $80.0 million per year over the next three years. If we identify strategic acquisition opportunities that are larger than usual for us, then these costs could increase greatly. For example, in April 2006, we acquired Surgis for approximately $193.1 million, net of cash acquired.

Other than the specific transactions described above, our acquisition and development activities primarily include the development of new facilities, buyups of additional ownership in facilities we already operate, and acquisitions of additional facilities. These activities also include, in some cases, payments of additional purchase price to the sellers of acquired facilities based upon the resolution of certain contingencies or based upon acquired facilities achieving certain financial targets. We currently estimate that we will pay approximately $0.8 million during 2010 related to these obligations that have been resolved. In addition, the operations of our existing surgical facilities will require ongoing capital expenditures. The amount and timing of these purchases and related cash outflows in future periods is difficult to predict and is dependent on a number of factors including hiring of employees, the rate of change in technology/equipment used in our business and our business outlook.

Financing Activities

Cash flows used in financing activities was $112.0 million for the year ended December 31, 2009. Cash flows used in financing activities was $71.6 million and $34.1 million for the year ended December 31, 2008 and for the combined year ended December 31, 2007, respectively. Historically, our cash flows from financing activities have been received through proceeds from long-term debt, offset by payments on long-term debt, as well as proceeds received from the issuance of our common stock. In 2006, we expanded our cash management program to include unconsolidated affiliates, which increased our cash flows from financing activities.

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

One of our consolidated entities is currently developing and constructing a new hospital which is expected to be completed in the first quarter of 2011. The total project cost is approximately $26.2 million which is being funded by cash contributions from its partners and debt financing. The entity has arranged bank financing totaling $17.4 million. None of the bank financing was borrowed at December 31, 2009.

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

Dividend Payment

On December 1, 2009, our board of directors declared and we paid a special cash dividend in the amount of $88.6 million on our common stock. The proceeds of the dividend were used by USPI Holdings, Inc., our sole stockholder, to pay a special cash dividend on its common stock. In turn, the proceeds were used by USPI Group Holdings, Inc., the sole stockholder of USPI Holdings, Inc., to pay amounts currently accrued on its preferred stock.

Debt

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

We may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we currently pay 0.50% per annum on the daily-unused commitment of the revolving credit facility. We also currently pay a quarterly participation fee of 2.38% per annum related to outstanding letters of credit. The term loans under the credit facility require principal payments each year in an amount of 1% per annum in equal quarterly installments. No principal payments are required on the revolving credit facility. In March 2009, we began to pay quarterly principal payments of $0.2 million on the outstanding balance of the delayed draw loans. At December 31, 2009, we had $518.7 million of debt outstanding under the credit facility at a weighted average interest rate of approximately 3.6%. At December 31, 2009, we had $78.4 million available for borrowing under the revolving credit facility, representing the facility’s $85.0 million capacity, net of the $5.0 million outstanding balance at December 31, 2009 and $1.6 million of outstanding letters of credit. The $5.0 million outstanding on the revolving line of credit was repaid in January 2010.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of December 31, 2009.

Senior subordinated notes

Also in connection with the merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest) or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. To date, we have paid all interest payments in cash. During 2009, we repurchased approximately $2.5 million in principal amount of the senior subordinated toggle notes in the open market. At December 31, 2009, we had $437.5 million of Notes outstanding. The Notes are unsecured senior subordinated obligations of our Company; however, the Notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of December 31, 2009.

United Kingdom borrowings

In April 2007, we entered into an amended and restated credit agreement, which covered our existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional Term Loan B facility of £10 million, which was drawn in April 2007. In March 2008, we further amended our U.K. Agreement to provide for a £2.0 million Term Loan C facility. We borrowed the entire £2.0 million in March 2008 to acquire property adjacent to one of our hospitals in London. In September 2009, we renewed our overdraft facility through April 2010. Under the renewal, we must pay a commitment fee of 0.5% per annum on the unused portion of the overdraft facility each quarter. Excluding availability on the overdraft facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At December 31, 2009, we had approximately £36.8 million (approximately $60.0 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 4.2%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 2.00%. Quarterly principal payments are required on the Term Loan A, which began in September 2007, and approximate $4.9 million in the first and second year, $6.5 million in the third and fourth year; $8.1 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and matures in 2013. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million), which began in September 2008 and continue through its maturity date of February 2013 when the final payment of £0.5 million ($0.8 million) is due. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We believe we were in compliance with these covenants as of December 31, 2009.

We also have the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million ($4.0 million). The exact terms and payments are negotiated upon a draw on the facility. No amounts were outstanding at December 31, 2009, 2008 or 2007.

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

Purchases and Sales of Noncontrolling Interests

During 2009, 2008 and combined 2007, we purchased and sold a net of $2.1 million, $26.4 million and $20.9 million of noncontrolling interests. Under new accounting guidance, further described in Note 2 to our consolidated financial statements, we now classify transactions with noncontrolling interests in which we do not lose control of an entity as financing activities. These transactions are now considered equity transactions because they are between us (or our subsidiaries) and noncontrolling interests.

Stock Option and Stock Purchase Plans

Historically, we have received proceeds from common stock through the exercise of stock options and the purchase of common stock through our employee stock purchase plan. Proceeds from the sale of common stock totaled $6.1 million for the combined year ended December 31, 2007. As a result of the merger, our equity securities are no longer publicly traded and, therefore, we have not received any material proceeds from the exercise of stock options during 2008 or 2009. Additionally, our employee stock purchase plan was terminated in conjunction with the merger.

Contractual Cash Obligations

Our contractual cash obligations as of December 31, 2009 are summarized as follows:

	Payments Due by Period
		Within	Years	Years	Beyond
Contractual Cash Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
			(In thousands)

Long term debt obligations:
Senior secured credit facility(1)	$518,710	$5,265	$10,530	$502,915	$—
Senior subordinated notes, due 2017(1)	240,000	—	—	—	240,000
Senior subordinated toggle notes, due 2017(1)	197,515	—	—	—	197,515
U.K. credit facility(1)	59,966	7,038	16,784	36,144	—
Other debt at operating subsidiaries(1)	25,045	6,546	9,479	4,298	4,722
Interest on long-term debt obligations(2)	382,401	61,694	120,936	103,485	96,286
Capitalized lease obligations(3)	51,442	7,651	11,730	7,141	24,920
Operating lease obligations	70,909	14,479	23,125	14,500	18,805

Total contractual cash obligations	$1,545,988	$102,673	$192,584	$668,483	$582,248

(1)	Scheduled principal payments.

(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the December 31, 2009 rates applicable to each debt instrument and also gives effect to the interest rate swaps designated in a cash flow hedging relationship against portions of the U.K. credit facility and the senior secured credit facility in the U.S.

(3)	Includes principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have noncontrolling interest holders who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $55.3 million at December 31, 2009, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was 48.1% at December 31, 2009. As further discussed below, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements.

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

In connection with our acquisition of a controlling equity interest in a surgery center in 2007, we had the option to purchase additional ownership in the facility during a specified time period in the purchase agreement. If we did not exercise the purchase option, we were required to pay an option termination fee, which was equal to the lesser of an EBITDA calculation, as specified in the purchase agreement, or $1.0 million. We elected not to exercise our option and paid a termination fee of $0.4 million in 2009.

We acquired an additional facility in 2007 that had a similar option termination fee clause in its purchase agreement, except that the option termination fee is the lesser of an EBITDA calculation, as specified in the purchase agreement, or $2.5 million. We elected to purchase only a portion of the ownership as stated in the agreement and therefore paid a $1.5 million termination fee in 2009. The parties agreed to another purchase option that can be exercised at any time during the 60 day period following September 30, 2011 or the remaining $1.0 million option termination fee would be required to be paid.

Accordingly, $1.9 million of termination fees were expensed in 2009 and are included in “Other, net” in the accompanying consolidated statements of operations. These fees were paid in October 2009.

In addition, our U.K. subsidiary has begun expanding our Parkside hospital, already our largest facility. Located outside London in the Wimbledon area, this facility’s expansion is expected to cost approximately £11.5 million (approximately $18.6 million) over the next two years.

Off-Balance Sheet Arrangements

As a result of our strategy of partnering with physicians and not-for-profit health systems, we do not own controlling interests in the majority of our facilities. We account for 109 of our 169 surgical facilities under the equity method. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At December 31, 2009, the total debt on the balance sheets of our unconsolidated affiliates was approximately $271.8 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 25.4% at December 31, 2009. USPI or one of its wholly-owned subsidiaries had collectively guaranteed $13.6 million of the $271.8 million in total debt of our unconsolidated affiliates as of December 31, 2009. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly-owned subsidiary had guaranteed $16.0 million as of December 31, 2009. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

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

Related Party Transactions

We have entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3% to 8%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $45.2 million, $39.1 million, and $32.8 million in 2009, 2008, and 2007 (combined), respectively, and are included in management and contract service revenues in our consolidated statements of operations.

We regularly engage in purchases and sales of ownership interests in our facilities. We operate 25 surgical facilities in partnership with the Baylor Health Care System (Baylor) and local physicians in the Dallas/Fort Worth area. Baylor’s Chief Executive Officer is a member of our board of directors. The following table summarizes transactions with Baylor during 2009, 2008 and 2007. We believe that the sale prices were approximately the same as if they had been negotiated on an arms’ length basis, and the prices equaled the value assigned by an external appraiser who valued the businesses immediately prior to the sale.

Date	Facility Location	Proceeds	Gain (Loss)

December 2009	Dallas, Texas(1)	$1.2 million	$0.3 million
December 2009	Fort Worth, Texas(2)	2.4 million	0.1 million

Total		$3.6 million	$0.4 million

June 2008	Dallas, Texas(3)	$2.3 million	$(0.9 million	)
July 2007	Dallas, Texas(4)	$3.7 million	$—

(1)	Baylor acquired a controlling interest in a facility from us, which transferred control of the facility from us to Baylor.

(2)	Baylor acquired a controlling interest in two facilities. We continue to account for these facilities under the equity method of accounting.

(3)	Baylor acquired an additional ownership interest in a facility it already co-owned with us and local physicians, which transferred control of the facility from us to Baylor.

(4)	Baylor acquired an additional ownership interest in two facilities it already co-owned with us and local physicians, which transferred control of the facilities from us to Baylor. No gain or loss was recorded upon the sale as the sale price approximated our carrying value.

In June 2009, we agreed to lend up to $10.0 million to Trinity MC, LLC (Trinity), an acute care hospital in the Dallas/Fort Worth area. A majority interest (71%) in Trinity is owned by BRMCG Holdings, LLC, a wholly owned subsidiary of Baylor Regional Medical Center at Grapevine, a controlled affiliate of Baylor. Trinity operates Baylor Medical Center at Carrollton (BMCC). We have no ownership in Trinity. The revolving note earned interest at a rate of 6.0% per annum and was paid in full in December 2009. We believe the terms of the revolving note were approximately the same as if they had been negotiated on an arms’ length basis.

In June 2008, we purchased all of Baylor’s ownership interests in an entity Baylor co-owned with us. This entity had ownership and managed five facilities in the Dallas/Fort Worth area. The purchase price was approximately $3.9 million in cash. This entity is now wholly owned by us. We believe that the sales price was approximately the same as if it had been negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale. After this transaction, we account for all of the facilities we operate with Baylor under the equity method.

Our Parent issued warrants with an estimated fair value of $0.3 million to Baylor in January 2008. Similar grants have been made to other healthcare systems with which we operate facilities.

Included in general and administrative expenses of the Successor are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our company, in the amount of $2.0 million for the years ended December 31, 2009 and 2008 and $1.4 million for the period from April 19 through December 31, 2007. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control.

New Accounting Pronouncements

In June 2009, the FASB Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) interests should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. ASU 2009-17 requires a number of additional disclosures about an entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 applies to us on January 1, 2010. We do not expect these changes to have a material impact on our consolidated financial statements and disclosures.

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

As further discussed in Note 11 to the accompanying consolidated financial statements, in order to manage interest rate risk related to a portion of our variable-rate U.K. debt, on February 29, 2008, we entered into an interest rate swap agreement for a notional amount of £20.0 million ($32.3 million). The interest rate swap requires us to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (0.6% at December 31, 2009), which is reset quarterly. The interest rate swap expires in March 2011. No collateral is required under the interest rate swap agreement. As of December 31, 2009, the rate under our swap agreement was unfavorable compared to the market.

Additionally, effective July 24, 2008, in order to manage interest rate risk related to a portion of our variable-rate U.S. Term Loan B, we entered into an interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires us to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (0.28% at December 31, 2009), which is paid and reset on a quarterly basis. The interest rate swap expires in July 2011. No collateral is required under the interest rate swap agreement. As of December 31, 2009, the rate under our swap agreement was unfavorable compared to the market.

At December 31, 2009, the fair values of the U.K. and U.S. interest rate swaps were liabilities of approximately $1.5 million and $7.7 million, respectively. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the models were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost we would have to pay to transfer the obligations to a market participant with similar credit risk. These estimated fair values may not be representative of actual values that will be realized in the future.

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At December 31, 2009, $699.1 million of our outstanding debt was in fixed rate instruments and the remaining $342.2 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $3.4 million.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our reports filed with the Commission. There have been no significant changes in our internal controls which could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design and testing of the operational effectiveness of the Company’s internal control over financial reporting. USPI acquired several subsidiaries and equity method investments during 2009. Accordingly, management’s evaluation excluded the operations of the following subsidiaries and equity method investments acquired during 2009, with total assets of approximately $52.7 million and no revenues included in the Company’s consolidated financial statements as of December 31, 2009:

•	USP Portland, Inc. (Investment in East Portland Surgery Center, L.L.C.)

•	USP Cincinnati, Inc.

•	USP Houston, Inc. (Investment in Memorial Hermann Surgery Center Richmond, L.L.C.)

•	USP North Texas, Inc. (Investment in BremnerDuke Mary Shiels Development, L.P.)

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

KPMG LLP, the registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included with the Company’s consolidated financial statements in Item 15(a)(1).

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

Directors and Executive Officers

Executive officers of USPI are elected annually by the board of directors and serve until their successors are duly elected and qualified. Directors are elected by USPI’s stockholders and serve until their successors are duly elected and qualified. There are no arrangements or understandings between any officer or director and any other person pursuant to which any officer or director was, or is to be, selected as an officer, director, or nominee for officer or director. There are no family relationships among any of our executive officers or directors. The names, ages as of February 23, 2010, and positions of the executive officers and directors of USPI are listed below along with their relevant business experience.

Name	Age	Position(s)

Donald E. Steen	63	Chairman of the Board
William H. Wilcox	58	President, Chief Executive Officer and Director
Brett P. Brodnax	45	Executive Vice President and Chief Development Officer
Mark A. Kopser	45	Executive Vice President and Chief Financial Officer
Niels P. Vernegaard	53	Executive Vice President and Chief Operating Officer
John J. Wellik	48	Senior Vice President, Chief Administrative Officer and Secretary
Joel T. Allison	62	Director
Michael E. Donovan	33	Director
John C. Garrett, M.D.	67	Director
D. Scott Mackesy	41	Director
James Ken Newman	66	Director
Boone Powell, Jr.	73	Director
Paul B. Queally	45	Director
Raymond A. Ranelli	62	Director

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

John J. Wellik joined USPI in April 1999 and currently serves as its senior vice president, chief administrative officer and secretary. Prior to joining USPI, Mr. Wellik served in various financial management positions.

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

Boone Powell, Jr. has served on our board since June 1999. Mr. Powell served as the chairman of Baylor until June 2001 and served as its president and chief executive officer from 1980 until 2000. Mr. Powell also serves as a director of US Oncology, Inc.

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

Raymond A. Ranelli joined our board in May 2007 and serves as the chairman of the audit and compliance committee. Mr. Ranelli retired from PricewaterhouseCoopers in 2003 where he was a partner for over 20 years. Mr. Ranelli held several positions at PricewaterhouseCoopers including Vice Chairman and Global Leader of the Financial Advisory Services practice. Mr. Ranelli is also a director of Renal Advantage, Inc., OHL, Inc., and United Components, Inc.

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

The Compensation Committee

Paul B. Queally, Chairman
D. Scott Mackesy

Summary Compensation Table for 2009

The following table sets forth the total remuneration paid by us for each of the last three fiscal years to the named executive officers.

								Change in
								Nonqualified
							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus		Awards(1)	Awards(1)	Compensation	Earnings	Compensation		Total

William H. Wilcox	2009	$600,000	$750,000	(2)	$400,507	$—	—	$243,982	$264,350	(4)	$2,258,839
President, Chief	2008	600,000	540,000	(3)	401,605	—	—	(129,167)	251,275	(4)	1,663,713
Executive Officer and	2007	575,000	287,500	(5)	280,903	—	—	195,436	250,739	(4)	1,589,578
Director
Brett P. Brodnax	2009	384,000	288,000	(6)	160,203	—	—	129,867	38,050	(4)	1,000,120
Executive Vice President	2008	379,167	230,000	(6)	160,642	—	—	(100,590)	32,702	(4)	701,921
and Chief Development	2007	365,000	136,875	(2)	112,361	—	—	49,850	30,823	(4)	694,909
Officer
Mark A. Kopser	2009	358,000	268,500	(2)	143,339	—	—	81,803	35,546	(4)	887,188
Executive Vice President	2008	353,000	205,917	(2)	143,732	—	—	(92,177)	30,924	(4)	641,396
and Chief Financial	2007	340,000	127,500	(2)	100,534	—	—	37,264	29,238	(4)	634,536
Officer
John J. Wellik	2009	261,000	156,600	(2)	16,863	—	—	55,484	26,825	(4)	516,772
Senior Vice President,	2008	257,333	128,500	(2)	16,910	—	—	(78,692)	23,472	(4)	347,523
Chief Administrative	2007	247,000	74,100	(2)	11,828	—	—	25,243	22,138	(4)	380,309
Officer and Secretary
Niels P. Vernegaard	2009	428,000	321,000	(2)	143,339	—	—	91,422	116,039	(4)	1,099,800
Executive Vice President	2008	421,333	245,778	(2)	143,732	—	—	22,187	110,592	(4)	943,622
and Chief Operating	2007	406,667	152,500	(2)	100,534	—	—	25,634	106,250	(4)	791,585
Officer

(1)	We account for the cost of stock-based compensation awarded under our 2001 Equity-Based Compensation Plan and the 2007 Equity Incentive Plan adopted by our Parent under which the cost of equity awards to employees is measured by the fair value of the awards on their grant date and is recognized over the vesting periods of the awards, whether or not the awards had any intrinsic value during the period. The 2001 Equity-Based Compensation Plan was cancelled in connection with the merger. Amounts shown in the table above reflect the dollar amount recognized for financial statement reporting purposes for 2007, 2008 and 2009 of awards granted under the 2001 Equity-Based Compensation Plan and the 2007 Equity Incentive Plan and thus may include amounts from awards granted in prior years. No forfeitures occurred during 2007, 2008 or 2009. All 2001 Equity-Based Compensation Plan awards are based on the closing market price of our common stock on the date of grant. The 2007 Equity Incentive Plan awards are valued at $0.32 per share which we determined with the assistance of a third party valuation firm as the value of our Parent’s common stock on the date of grant. Assumptions used in calculation of these amounts are included in Note 11 to our consolidated audited financial statements for the fiscal year ended December 31, 2007, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008, and in Note 15 to our consolidated audited financial statements for the fiscal year ended December 31, 2009, included in this Annual Report on Form 10-K.

(2)	Ninety percent of the amount shown was paid in cash and ten percent was deferred at our named executive officers’ election pursuant to USPI’s Deferred Compensation Plan (the “DCP”).

(3)	Seventy-five percent of the amount shown was paid in cash and twenty-five percent was deferred at Mr. Wilcox’s election pursuant to the DCP.

(4)	Includes discretionary contributions to the named executive officers’ DCP and matching contributions to the named executive officers’ 401(k) and DCP accounts as follows:

	Discretionary	Matching	Matching
	Contribution	Contribution	Contribution
	to DCP	401(k)	DCP

Mr. Wilcox
2009	$200,000	$7,350	$57,000
2008	200,000	6,900	44,375
2007	200,000	6,548	44,191
Mr. Brodnax
2009	—	7,350	30,700
2008	—	6,900	25,802
2007	—	6,390	24,433
Mr. Kopser
2009	—	7,350	28,196
2008	—	6,900	24,024
2007	—	6,390	22,848
Mr. Wellik
2009	—	7,350	19,475
2008	—	6,900	16,572
2007	—	6,402	15,736
Mr. Vernegaard
2009	75,000	7,350	33,689
2008	75,000	6,900	28,692
2007	75,000	6,750	24,500

(5)	Sixty-five percent of the amount shown was paid in cash and thirty-five percent was deferred at Mr. Wilcox’s election pursuant to the DCP.

(6)	Fifty percent of the amount shown was paid in cash and fifty percent was deferred at Mr. Brodnax’s election pursuant to the DCP.

Grant of Plan-Based Awards

No plan-based awards were granted to the named executive officers during 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by our named executive officers as of December 31, 2009.

	Stock Awards(1)
	Number of Shares		Fair Value of
	or Units of Stock		Shares or Units of
	That Have Not		Stock That Have
Name	Vested		Not Vested(2)

William H. Wilcox	3,562,500	(3)	$4,310,625
	495,536	(4)	599,599
Brett P. Brodnax	1,425,000	(3)	1,724,250
	275,853	(4)	333,782
Mark A. Kopser	1,275,000	(3)	1,542,750
	220,683	(4)	267,026
John J. Wellik	50,000	(3)	60,500
	73,561	(4)	89,009
Niels P. Vernegaard	1,275,000	(3)	1,542,750
	245,203	(4)	296,696

(1)	Upon consummation of the merger, our named executive officers received new stock awards under the 2007 Equity Incentive Plan.

(2)	Because there is no active trading market for our common stock, we rely on members of the compensation committee and Welsh Carson to determine in good faith the fair value of our common stock. As of December 31, 2009, this value was determined to be $1.21 per share of common stock. Neither USPI, USPI Holdings, Inc. nor USPI Group Holdings, Inc. has any class of equity securities registered under Section 12 of the Exchange Act.

(3)	The restrictions with respect to 16.7% of such shares will lapse on April 19 of each of 2010 and 2011. The restrictions with respect to the remaining shares will lapse on April 19, 2015; provided however, that such restrictions may lapse sooner if certain internal rate of return targets are met.

(4)	The restrictions with respect to such shares will lapse upon a change of control or other exit event provided that Welsh Carson shall have disposed of all of its shares of our Parent acquired in connection with the merger and received its cost basis in such shares plus a return of at least 100%.

Option Exercises and Stock Values

The following table shows all stock options exercised during 2009 and the value realized upon exercise, and all stock awards vested during 2009 and the value realized upon vesting.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired on	Realized
Name	on Exercise	on Exercise	Vesting	on Vesting(1)

William H. Wilcox	N/A	$—	593,750	$558,125
Brett P. Brodnax	N/A	—	237,500	223,250
Mark A. Kopser	N/A	—	212,500	199,750
John J. Wellik	N/A	—	25,000	23,500
Niels P. Vernegaard	N/A	—	212,500	199,750

(1)	Because there is no active trading market for our common stock, we rely on members of the compensation committee and Welsh Carson to determine in good faith the fair value of our common stock. As of April 19, 2009, this value was determined to be $0.94 per share of common stock. Neither USPI, USPI Holdings, Inc. nor USPI Group Holdings, Inc. has any class of equity securities registered under Section 12 of the Exchange Act.

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

Nonqualified Deferred Compensation

The following table shows certain information regarding the named executive officers’ DCP accounts as of December 31, 2009.

					Aggregate
				Aggregate	Balance at
	Executive	USPI	Aggregate	Withdrawals/	December 31,
Name	Contribution	Contribution	Earnings	Distributions	2009

William H. Wilcox	$195,000	$257,000	$243,982	$(92,066)	$2,607,258
Brett P. Brodnax	153,400	30,700	129,867	(36,672)	661,880
Mark A. Kopser	56,392	28,196	81,803	(21,850)	373,926
John J. Wellik	38,950	19,475	55,484	(20,236)	286,159
Niels P. Vernegaard	67,378	108,689	91,422	—	753,712

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

We have employment agreements with William H. Wilcox as President and Chief Executive Officer, Mark A. Kopser as Executive Vice President and Chief Financial Officer, Brett P. Brodnax as Executive Vice President and Chief Development Officer, Niels Vernegaard as Executive Vice President and Chief Operating Officer and John J. Wellik as Senior Vice President, Chief Administrative Officer and Secretary.

The initial term of our employment agreement with William H. Wilcox was for two years from April 18, 2007. Thereafter, Mr. Wilcox’s employment agreement automatically renews for additional two-year terms unless at least 30 days prior to the end of a two-year term, USPI or Mr. Wilcox gives notice that it or he does not wish to extend the agreement. Mr. Wilcox is paid a base salary of $600,000 per year, subject to increase from time to time with the possibility of a bonus, determined by the compensation committee in its sole discretion.

The initial term of our employment agreements with Mark A. Kopser, Brett P. Brodnax and John J. Wellik was for one year from April 18, 2007 to April 18, 2008. Thereafter, each agreement automatically renews for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or the executive gives notice that it or he does not wish to extend the agreement. Mr. Kopser is paid a base salary of $358,000 per year, Mr. Brodnax, $384,000 per year, Mr. Wellik, $261,000 per year and, subject to increase from time to time with the possibility of a bonus, determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Niels Vernegaard was for two years from April 18, 2007. Thereafter, Mr. Vernegaard’s employment agreement automatically renews for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or Mr. Vernegaard gives notice that it or he does not wish to extend the agreement. Mr. Vernegaard is paid a base salary of $428,000 per year, subject to increase from time to time with the possibility of a bonus determined by the compensation committee in its sole discretion.

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

Potential Payments Upon Termination or Change of Control

The following table sets forth for each named executive officer potential post-employment payments and payments on a change in control and assumes that the triggering event took place on December 31, 2009.

	Cash					Accelerated
	Severance		Accrued			Vesting upon
Name	Payment		Bonus(1)(2)	Benefits(3)		Change of Control(4)

William H. Wilcox	$1,200,000	(5)	$750,000	$14,352	(5)	$4,910,224
Brett P. Brodnax	384,000	(6)	288,000	6,876	(6)	2,058,032
Mark A. Kopser	358,000	(6)	268,500	8,004	(6)	1,809,776
John J. Wellik	261,000	(6)	156,600	8,004	(6)	149,509
Niels P. Vernegaard	428,000	(6)	321,000	8,004	(6)	1,839,446

(1)	Amounts are based on the bonus amount paid with respect to 2009.

(2)	Amounts will be paid at such time as annual bonuses are payable to other executive and officers of USPI in accordance with USPI’s normal payroll practices.

(3)	Amounts consist of the cost to continue to pay such named executive officer’s health insurance benefits for the designated term or the economic equivalent thereof if such continuation is not permissible under the terms of the USPI’s health insurance plan.

(4)	Pursuant to the restricted stock award agreements with our named executive officers, all unvested restricted shares of our Parent’s common stock will vest in full upon a change of control if, as a result of such change of control, Welsh Carson shall have disposed of all of its shares of our Parent acquired in connection with the merger and received its cost basis in such shares plus a return of at least 100%. A change of control is not defined to include an initial public offering of our stock. In the event such restricted shares do not vest on such change of control, then such restricted shares shall be forfeited upon the closing of such change of control transaction. The results in this column are the result of multiplying the total possible number of restricted shares of our Parent’s common stock that vest upon a change of control by $1.21 per share. Because there is no active trading market for our common stock, we rely on members of the compensation committee and Welsh Carson to determine in good faith the fair value of our common stock. As of December 31, 2009, this value was determined to be $1.21 per share of common stock. Neither USPI, USPI Holdings, Inc. nor USPI Group Holdings, Inc. has any class of equity securities registered under Section 12 of the Exchange Act.

(5)	Amounts to be paid over twenty-four months.

(6)	Amounts to be paid over twelve months.

Director Compensation

The chairman and members of our board of directors who are also officers or employees of USPI, affiliates of Welsh Carson and Mr. Allison do not receive compensation for their services as directors. At Mr. Allison’s direction, his compensation for his service as a director are paid to his employer Baylor. The other directors (“non-

employee directors”) receive cash compensation in the amount of $25,000 per year and are eligible to participate in our group insurance benefits. If a non-employee director elects to participate, the director will pay the full cost of such benefits. Non-employee directors also receive the following for all meetings attended: $2,500 per board meeting, $1,250 per telephonic meeting, $1,500 per audit committee meeting and $1,000 per other committee meeting. In addition, the audit committee chairman is paid a retainer of $20,000 per year.

The following table sets forth the compensation paid to our non-employee directors in 2009.

2009 Non-Employee Director Compensation Table

	Fees Earned or	Stock	All Other
Name	Paid in Cash	Awards(1)	Compensation	Total

Joel T. Allison	$—	$—	—	$—
John C. Garrett, M.D.	42,250	10,238	—	52,488
James Ken Newman	41,000	10,238	—	51,238
Boone Powell, Jr.	32,500	10,934	—	43,434
Raymond A. Ranelli	61,000	10,238	—	71,238

(1)	We account for the cost of stock-based compensation awarded under the 2007 Equity Incentive Plan adopted by our Parent under which the cost of equity awards to employees is measured by the fair value of the awards on their grant date and is recognized over the vesting periods of the awards, whether or not the awards had any intrinsic value during the period. Amounts shown in the table above reflect the dollar amount recognized for financial statement reporting purposes for 2009 of awards granted under the 2007 Equity Incentive Plan and thus may include amounts from awards granted in prior years. No forfeitures occurred during 2009. The 2007 Equity Incentive Plan awards are valued at $0.32 per share which we determined with the assistance of a third party valuation firm as the value of our Parent’s common stock on the date of grant. Assumptions used in calculation of these amounts are included in Note 15 to our consolidated audited financial statements for the fiscal year ended December 31, 2009, included in this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors consists of Messrs. Queally (Chairman) and Mackesy. None of such persons are officers or employees or former officers or employees of the Company. None of the executive officers of the Company served as a member of the compensation committee of any other company during 2009, except that Mr. Wilcox served on the compensation committee of Concentra, Inc. No officer or employee of Concentra, Inc. serves on our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

USPI does not issue any of its equity securities in conjunction with an equity compensation plan. See Item 11, “Executive Compensation- Restricted Stock and Option Plan,” for a discussion of Parent’s equity compensation plan.

All of the issued and outstanding stock of USPI is owned by Holdings, which in turn is wholly-owned by Parent. The following table sets forth information as of February 23, 2010, with respect to the beneficial ownership of the capital stock of our Parent by (i) our chief executive officer and each of the other named executive officers,

(ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our Parent’s outstanding capital stock.

			Participating	Percent of
	Common	Percent of	Preferred	Outstanding
	Shares	Outstanding	Shares	Participating
	Beneficially	Common	Beneficially	Preferred
Name of Beneficial Owner(1)	Owned	Shares	Owned	Shares

Welsh, Carson, Anderson & Stowe(2)	136,448,356	86.4%	17,326,775	96.3%
California State Teacher’s Retirement System(3)	22,183,099	14.0%	2,816,901	15.7%
CPP Investment Board (USRE II) Inc.(4)	26,619,718	16.8%	3,380,282	18.8%
Silvertech Investment PTE Ltd(5)	8,873,239	5.6%	1,126,761	6.3%
Donald E. Steen(6)	1,421,127	*	78,873	*
William H. Wilcox(7)	6,488,790	4.1%	157,746	*
Brett P. Brodnax(8)	2,388,811	1.5%	27,042	*
Mark A. Kopser(9)	2,364,345	1.5%	56,338	*
Niels P. Vernegaard(10)	2,007,194	1.3%	7,872	*
John J. Wellik(11)	317,927	*	5,634	*
Joel T. Allison	—	—	—	—
Michael E. Donovan(12)(13)	40,000	*	—	—
John C. Garrett, M.D.(13)	173,095	*	16,901	*
D. Scott Mackesy(12)(13)	40,000	*	—	—
James K. Newman(13)	217,463	*	22,535	*
Boone Powell, Jr.(13)	111,001	*	9,016	*
Paul B. Queally (12)(14)	215,457	*	22,281	*
Raymond A. Ranelli(13)	93,261	*	6,985	*
All directors and executive officers as a group(15)	15,878,471	10.1%	411,223	2.3%

*	Less than one percent

(1)	Unless otherwise indicated, the principal executive offices of each of the beneficial owners identified are located at 15305 Dallas Parkway, Suite 1600, Addison, Texas 77001.

(2)	Represents (A) 54,671,610 common shares and 6,942,423 participating preferred shares held by Welsh Carson over which Welsh Carson has sole voting and investment power, (B) 25,200 common shares and 3,200 participating preferred shares held by WCAS Management Corporation, an affiliate of Welsh Carson, over which WCAS Management Corporation has sole voting and investment power, (C) an aggregate 1,462,785 common shares and 185,752 participating preferred over which individuals who are general partners of WCAS X Associates LLC, the sole general partner of Welsh Carson, and/or otherwise employed by an affiliate of Welsh, Carson, Anderson & Stowe have voting and investment power, and (D) an aggregate 80,288,761 common shares and 10,195,400 participating preferred shares held by other co-investors, over which Welsh Carson has sole voting power. WCAS X Associates LLC, the sole general partner of Welsh Carson and the individuals who serve as general partners of WCAS X Associates LLC, including D. Scott Mackesy, Paul B. Queally and Michael E. Donovan, may be deemed to beneficially own the shares beneficially owned by Welsh Carson. Such persons disclaim beneficial ownership of such shares. The principal executive offices of Welsh, Carson, Anderson & Stowe are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

(3)	Such beneficial owner has granted to Welsh Carson sole voting power over its shares. The principal executive offices of such beneficial owner is 7667 Folsom Blvd., Suite 250, Sacramento, California 95826.

(4)	Such beneficial owner has granted to Welsh Carson sole voting power over its shares. The principal executive offices of such beneficial owner is One Queen Street East, Suite 2600, Toronto, Ontario, M5C 2W5, Canada.

(5)	Such beneficial owner has granted to Welsh Carson sole voting power over its shares. The principal executive offices of such beneficial owner is 255 Shoreline Drive, Suite 600, Redwood City, California 94065.

(6)	Includes 100,000 common shares owned by the Michelle Ann Steen Trust and 100,000 common shares owned by the Marcus Anthony Steen Trust for which, in each case, Mr. Steen acts as a trustee and has voting and investment power over such shares. Such shares are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger. Also included are another 600,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger.

(7)	Includes 5,246,536 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger.

(8)	Includes 2,175,853 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger.

(9)	Includes 1,920,683 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger.

(10)	Includes 1,945,203 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger.

(11)	Includes 273,561 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger.

(12)	Does not include (A) 54,671,610 common shares or 6,942,423 participating preferred shares owned by Welsh Carson, or (B) 25,200 common shares or 3,200 participating preferred shares owned by WCAS Management Corporation. Messrs Queally, Mackesy and Donovan, as general partners of WCAS X Associates LLC, the sole general partner of Welsh Carson, and officers of WCAS Management Corporation, may be deemed to beneficially own the shares beneficially owned by Welsh Carson and WCAS Management Corporation. Each of Messrs Queally, Mackesy and Donovan disclaims beneficial ownership of such shares. The principal executive offices of Messrs Queally, Mackesy and Donovan are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

(13)	Includes 40,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement.

(14)	Includes (A) an aggregate 3,090 common shares and 393 preferred shares owned by certain trusts established for the benefit of Mr. Queally’s children for which, in each case, Mr. Queally acts as a trustee and has voting and investment power over such shares and (B) 40,000 common shares which are subject to restrictions on transfer set forth in a restricted stock awards agreement.

(15)	Does not include (A) 54,671,610 common shares or 6,942,423 participating preferred shares owned by Welsh Carson, or (B) 25,200 common shares or 3,200 participating preferred shares owned by WCAS Management Corporation. Includes an aggregate 12,361,836 common shares which are subject to restrictions on transfer set forth in restricted stock award agreements entered into at the time of the consummation of the merger.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Other Arrangements

We have entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3% to 8%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $45.2 million, $39.1 million, and $32.8 million in 2009, 2008 and 2007, respectively, and are included in management and contract service revenue in our consolidated statements of operations.

We regularly engage in purchases and sales of ownership interests in our facilities. We operate 25 surgical facilities in partnership with the Baylor Health Care System (Baylor) and local physicians in the Dallas/Fort Worth area. Baylor’s Chief Executive Officer is a member of our board of directors. The following table summarizes transactions with Baylor during 2009, 2008 and 2007. We believe that the sale prices were approximately the same as if they had been negotiated on an arms’ length basis, and the prices equaled the value assigned by an external appraiser who valued the businesses immediately prior to the sale.

Date	Facility Location	Proceeds	Gain

December 2009	Dallas, Texas(1)	$1.2 million	$0.3 million
December 2009	Fort Worth, Texas(2)	2.4 million	0.1 million

Total		$3.6 million	$0.4 million

(1)	Baylor acquired a controlling interest in a facility from us, which transferred control of the facility to Baylor.

(2)	Baylor acquired a controlling interest in two facilities. We continue to account for these facilities under the equity method of accounting.

In June 2009, we agreed to lend up to $10.0 million to Trinity MC, LLC (Trinity), an acute care hospital in the Dallas/Fort Worth area. A majority interest (71%) in Trinity is owned by BRMCG Holdings, LLC, a wholly owned subsidiary of Baylor Regional Medical Center at Grapevine, a controlled affiliate of Baylor. Trinity operates Baylor

Medical Center at Carrollton (BMCC). We have no ownership in Trinity. The revolving note earned interest at a rate of 6.0% per annum and was paid in full in December 2009. We believe the terms of the revolving note were approximately the same as if they had been negotiated on an arms’ length basis.

Additionally, we derived 2% of our revenues and approximately 46% of our equity in earnings of unconsolidated affiliates in 2009 from our joint venture with Baylor.

Marc Steen, the son of Donald E. Steen, is employed by USPI as the market president for Atlanta. During 2009, Marc Steen earned approximately $227,500 in salary and bonus.

USPI does not have a written policy on related party transactions, however, the audit and compliance committees will review and approve all related party transactions required to be reported pursuant to item 404(a) of Regulation S-X.

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

The following table shows the aggregate fees billed by KPMG LLP, our independent registered public accounting firm, during the years ended December 31, 2009 and 2008:

Description of Fees	2009	2008

Audit Fees(1)	$1,331,900	$1,340,500
Audit Related Fees(2)	41,995	—
Tax Fees(3)	—	—
All Other Fees(4)	198,000	155,000

	$1,571,895	$1,495,500

(1)	Audit Fees. Includes fees billed for professional services rendered for the audit of our annual financial statements included in our Form 10-K, reviews of our quarterly financial statements included in Forms 10-Q, reviews of our other filings with the SEC, and other research work necessary to comply with generally accepted accounting standards for the years ended December 31, 2009 and 2008.

(2)	Audit Related Fees. Includes fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include other accounting and reporting consultations.

(3)	Tax Fees. Includes fees billed for tax compliance, tax advice, and tax planning.

(4)	All Other Fees. Includes fees billed for assistance with preparation of Medicare cost reports.

The charter of our audit and compliance committee provides that the committee must approve in advance all audit and non-audit services provided by KPMG LLP. The audit and compliance committee approved all of these services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements

The following consolidated financial statements are filed as part of this Form 10-K:

Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Comprehensive Income (Loss)	F-6
Consolidated Statements of Changes in Equity	F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9
(2) Financial Statement Schedule — Schedule II	S-1
(3) The following consolidated financial statements of Texas Health Ventures Group, L.L.C. and Subsidiaries are presented pursuant to Rule 3-09 of Regulation S-X:
Reports of Independent Auditors	2
Consolidated Balance Sheets as of June 30, 2009 and 2008	3
Consolidated Statements of Income for the years ended June 30, 2009 and 2008	4
Consolidated Statements of Members’ Equity for the years ended June 30, 2009 and 2008	5
Consolidated Statements of Cash Flows for the years ended June 30, 2009 and 2008	6
Notes to the Consolidated Financial Statements	8
Report of Independent Auditors	24
Consolidated Balance Sheets as of June 30, 2008 and 2007	25
Consolidated Statements of Income for the years ended June 30, 2008 and 2007	26
Consolidated Statements of Members’ Equity for the years ended June 30, 2008 and 2007	27
Consolidated Statements of Cash Flows for the years ended June 30, 2008 and 2007	28
Notes to the Consolidated Financial Statements	29
(4) Exhibits	IV-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
United Surgical Partners International, Inc.:

We have audited the accompanying consolidated balance sheets of United Surgical Partners International, Inc. (the Company) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years ended December 31, 2009 and 2008 (Successor), the period from April 19 to December 31, 2007 (Successor), and the period from January 1 to April 18, 2007 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years ended December 31, 2009 and 2008 (Successor), the period from April 19 to December 31, 2007 (Successor), and the period from January 1 to April 18, 2007 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Surgical Partners International, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for noncontrolling interests in 2009 retrospective to 2008 and 2007 due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of January 1, 2009.

/s/  KPMG LLP

Dallas, Texas
February 23, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
United Surgical Partners International, Inc.:

We have audited United Surgical Partners International, Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Surgical Partners International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, United Surgical Partners International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

United Surgical Partners International, Inc. acquired several subsidiaries and equity method investments during 2009, and management excluded from its assessment of the effectiveness of United Surgical Partners International, Inc.’s internal control over financial reporting as of December 31, 2009, the Company’s internal control over financial reporting associated with total assets of $52.7 million and no revenues included in the consolidated financial statements of United Surgical Partners International, Inc. and subsidiaries as of and for the year ended December 31, 2009. Our audit of internal control over financial reporting of United Surgical Partners International, Inc. also excluded an evaluation of the internal control over financial reporting of the subsidiaries and equity method investments listed below:

•	USP Portland, Inc. (Investment in East Portland Surgery Center, L.L.C.)

•	USP Cincinnati, Inc.

•	USP Houston, Inc. (Investment in Memorial Hermann Surgery Center Richmond, L.L.C.)

•	USP North Texas, Inc. (Investment in BremnerDuke Mary Shiels Development, L.P.)

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years ended December 31, 2009 and 2008 (Successor), the period from April 19 to December 31, 2007 (Successor), and the period from January 1 to April 18, 2007 (Predecessor), and our report dated February 23, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Dallas, Texas
February 23, 2010

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
	(In thousands, except share amounts)

ASSETS
Cash and cash equivalents	$34,890	$49,435
Accounts receivable, net of allowance for doubtful accounts of $8,160 and $11,544, respectively	54,237	57,213
Other receivables (Note 7)	15,246	17,070
Inventories of supplies	8,789	9,079
Deferred tax asset, net (Note 14)	16,400	—
Prepaids and other current assets	14,382	11,735

Total current assets	143,944	144,532
Property and equipment, net (Note 8)	198,506	201,824
Investments in unconsolidated affiliates (Note 4)	355,499	307,771
Goodwill (Note 9)	1,279,291	1,270,287
Intangible assets, net (Note 9)	322,896	318,852
Other assets	25,256	24,897

Total assets	$2,325,392	$2,268,163

LIABILITIES AND EQUITY
Accounts payable	$23,475	$22,194
Accrued salaries and benefits	33,015	27,241
Due to affiliates	129,296	57,237
Accrued interest	8,784	9,336
Current portion of long-term debt (Note 10)	23,337	24,488
Other current liabilities	39,053	42,874

Total current liabilities	256,960	183,370

Long-term debt, less current portion (Note 10)	1,048,191	1,073,459
Other long-term liabilities	32,466	27,517
Deferred tax liability, net (Note 14)	125,907	125,639

Total liabilities	1,463,524	1,409,985
Noncontrolling interests — redeemable (Notes 2 and 5)	63,865	51,961
Commitments and contingencies (Notes 2 and 17)
Equity (Note 15):
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	789,505	801,902
Accumulated other comprehensive loss, net of tax	(58,845)	(84,008)
Retained earnings	27,292	46,243

Total USPI stockholder’s equity	757,952	764,137

Noncontrolling interests — nonredeemable (Notes 2 and 5)	40,051	42,080

Total equity	798,003	806,217

Total liabilities and equity	$2,325,392	$2,268,163

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations

	Successor			Predecessor
			Period from	Period from
			April 19	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	April 18,
	2009	2008	2007	2007
		(In thousands)
Revenues:
Net patient service revenues	$533,609	$561,532	$402,433	$170,598
Management and contract service revenues	77,404	72,970	46,503	19,142
Other revenues	11,352	7,721	3,552	1,615

Total revenues	622,365	642,223	452,488	191,355
Equity in earnings of unconsolidated affiliates	61,771	47,042	23,867	9,906
Operating expenses:
Salaries, benefits, and other employee costs	174,148	184,871	125,648	53,871
Medical services and supplies	102,673	112,499	77,006	34,308
Other operating expenses	94,633	107,659	74,335	31,744
General and administrative expenses	38,769	40,155	29,340	39,277
Provision for doubtful accounts	8,958	7,568	7,592	3,297
Depreciation and amortization	35,297	36,757	26,688	12,426

Total operating expenses	454,478	489,509	340,609	174,923

Operating income	229,658	199,756	135,746	26,338
Interest income	2,630	3,228	3,208	933
Interest expense	(70,915)	(85,649)	(67,862)	(9,521)
Loss on early retirement of debt	—	—	—	(2,435)
(Loss) gain on sale of equity interests (Notes 3 and 5)	(21,371)	(1,863)	(636)	798
Other, net (Note 9)	(6,711)	73	194	—

Total other expense, net	(96,367)	(84,211)	(65,096)	(10,225)
Income from continuing operations before income taxes	133,291	115,545	70,650	16,113
Income tax benefit (expense) (Note 14)	97	(22,333)	(14,592)	(4,256)

Income from continuing operations	133,388	93,212	56,058	11,857
Discontinued operations, net of tax (Note 3):
Earnings (loss) from discontinued operations	—	65	272	(458)
Net gain (loss) on disposal of discontinued operations	—	(625)	(2,426)	—

Total loss from discontinued operations	—	(560)	(2,154)	(458)

Net income	133,388	92,652	53,904	11,399
Less: Net income attributable to noncontrolling interests	(63,722)	(55,138)	(45,175)	(18,548)

Net income (loss) attributable to USPI’s common stockholder	$69,666	$37,514	$8,729	(7,149)

Amounts attributable to USPI’s common stockholder:
Income (loss) from continuing operations, net of tax	$69,666	$38,077	$10,919	$(6,898)
Loss from discontinued operations, net of tax	—	(563)	(2,190)	(251)

Net income attributable to USPI’s common stockholder	$69,666	$37,514	$8,729	$(7,149)

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Successor
			Period from	Period from
			April 19	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	April 18,
	2009	2008	2007	2007
		(In thousands)
Net income	$133,388	$92,652	$53,904	$11,399
Other comprehensive income (loss):
Foreign currency translation adjustments	21,967	(71,790)	(1,646)	2,169
Unrealized gain (loss) on interest rate swaps, net of tax	3,894	(10,051)	—	—
Pension adjustments, net of tax	(698)	(682)	161	—

Total other comprehensive income (loss)	25,163	(82,523)	(1,485)	2,169

Comprehensive income	158,551	10,129	52,419	13,568
Less: Comprehensive income attributable to noncontrolling interests	(63,722)	(55,138)	(45,175)	(18,548)

Comprehensive income (loss) attributable to USPI’s common stockholder	$94,829	$(45,009)	$7,244	$(4,980)

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

		USPI Common Stockholder
							Accumulated
					Additional		Other		Noncontrolling
		Comprehensive	Outstanding		Paid-in	Treasury	Comprehensive	Retained	Interests —
	Total	Income (Loss)	Shares	Par Value	Capital	Stock	Income (Loss)	Earnings	Nonredeemable
	(In thousands, except successor share amounts)

Predecessor
Balance, December 31, 2006	$622,844	$—	44,710	$447	$382,327	$(109)	$16,349	$200,260	$23,570
Distributions to noncontrolling interests	(1,447)	—	—	—	—	—	—	—	(1,447)
Purchases and sales of noncontrolling interests, net	9,812	—	—	—	—	—	—	—	9,812
Issuance of common stock and exercise of stock options	6,216	—	474	5	6,211	—	—	—	—
Repurchases of common stock	(2,197)	—	(71)	—	—	(2,197)	—	—	—
Equity-based compensation expense	17,100	—	—	—	17,100	—	—	—	—
Tax benefit related to increase in value of equity awards	15,822	—	—	—	15,822	—	—	—	—
Comprehensive income:
Net income (loss)	(5,391)	(7,149)	—	—	—	—	—	(7,149)	1,758
Foreign currency translation adjustments	2,169	2,169	—	—	—	—	2,169	—	—

Comprehensive loss	(3,222)	$(4,980)	—	—	—	—	—	—	1,758

Balance, April 18, 2007	$664,928		45,113	$452	$421,460	$(2,306)	$18,518	$193,111	$33,693

Successor
Capitalization of Successor company at April 19, 2007	$825,549	$—	100	$—	$791,856	$—	$—	$—	$33,693
Expenses paid on behalf of USPI Group Holdings, Inc.	(7,862)	—	—	—	(7,862)	—	—	—	—
Additional investment by USPI Group Holdings, Inc.	13,477	—	—	—	13,477	—	—	—	—
Distributions to noncontrolling interests	(3,251)	—	—	—	—	—	—	—	(3,251)
Purchases and sales of noncontrolling interests, net	(3,106)	—	—	—	—	—	—	—	(3,106)
Contribution related to equity award grants by USPI Group Holdings, Inc.	2,091	—	—	—	2,091	—	—	—	—
Comprehensive income:
Net income	11,687	8,729	—	—	—	—	—	8,729	2,958
Other comprehensive income:
Foreign currency translation adjustments	(1,646)	(1,646)	—	—	—	—	(1,646)	—	—
Pension liability adjustment, net of tax	161	161	—	—	—	—	161	—	—

Other comprehensive income	(1,485)	(1,485)	—	—	—	—	—	—	—

Comprehensive income	10,202	$7,244	—	—	—	—	—	—	2,958

Balance, December 31, 2007	837,100		100	—	799,562	—	(1,485)	8,729	30,294
Distributions to noncontrolling interests	(5,112)	—	—	—	—	—	—	—	(5,112)
Purchases and sales of noncontrolling interests, net and other	14,359	—	—	—	—	—	—	—	14,359
Contribution related to equity award grants by USPI Group Holdings, Inc.	2,340	—	—	—	2,340	—	—	—	—
Comprehensive income (loss):
Net income	40,053	37,514	—	—	—	—	—	37,514	2,539
Other comprehensive loss:
Foreign currency translation adjustments	(71,790)	(71,790)	—	—	—	—	(71,790)	—	—
Unrealized loss on interest rate swaps, net of tax	(10,051)	(10,051)	—	—	—	—	(10,051)	—	—
Pension liability adjustment, net of tax	(682)	(682)	—	—	—	—	(682)	—	—

Other comprehensive loss	(82,523)	(82,523)	—	—	—	—	—	—	—

Comprehensive loss	(42,470)	$(45,009)	—	—	—	—	—	—	2,539

Balance, December 31, 2008	806,217		100	—	801,902	—	(84,008)	46,243	42,080
Distributions to noncontrolling interests	(5,749)	—	—	—	—	—	—	—	(5,749)
Purchases of noncontrolling interests	(3,814)	—	—	—	(8,411)	—	—	—	4,597
Sales of noncontrolling interests	(6,062)	—	—	—	(5,922)	—	—	—	(140)
Deconsolidation of subsidiaries	(6,682)	—	—	—	—	—	—	—	(6,682)
Payment of common stock dividend	(88,617)	—	—	—	—	—	—	(88,617)	—
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	1,936	—	—	—	1,936	—	—	—	—
Comprehensive income (loss):
Net income	75,611	69,666	—	—	—	—	—	69,666	5,945
Other comprehensive income:
Foreign currency translation adjustments	21,967	21,967	—	—	—	—	21,967	—	—
Unrealized gain on interest rate swaps, net of tax	3,894	3,894	—	—	—	—	3,894	—	—
Pension liability adjustment, net of tax	(698)	(698)	—	—	—	—	(698)	—	—

Other comprehensive income	25,163	25,163	—	—	—	—	—	—	—

Comprehensive income	100,774	$94,829	—	—	—	—	—	—	5,945

Balance, December 31, 2009	$798,003		100	$—	$789,505	$—	$(58,845)	$27,292	$40,051

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Successor			Predecessor
			Period from	Period from
			April 19	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	April 18,
	2009	2008	2007	2007
	(In thousands)
Cash flows from operating activities:
Net income	$133,388	$92,652	$53,904	$11,399
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	560	2,154	458
Provision for doubtful accounts	8,958	7,568	7,592	3,297
Depreciation and amortization	35,297	36,757	26,688	12,426
Amortization of debt issue costs and discount	3,337	2,860	1,904	202
Deferred income taxes	(10,401)	13,860	10,143	1,426
Loss (gain) on sale of equity interests and other	20,826	1,863	737	(897)
Loss on impairment of intangible asset	5,702	831	—	—
Loss on early retirement of debt	—	—	—	2,435
Equity in earnings of unconsolidated affiliates, net of distributions received	(6,951)	(8,591)	6,667	4,335
Equity-based compensation	1,951	2,297	1,810	17,100
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(8,272)	(9,579)	(6,551)	(973)
Other receivables	458	(9,976)	177	509
Inventories of supplies, prepaids and other assets	(4,347)	7,859	1,906	919
Accounts payable and other current liabilities	2,996	7,248	3,002	12,060
Other long-term liabilities	2,271	(623)	(197)	(1,569)
Tax benefit related to increase in value of equity awards	—	—	—	(15,822)

Net cash provided by operating activities	185,213	145,586	109,936	47,305

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(59,549)	(76,450)	(46,576)	(27,883)
Proceeds from sales of businesses and equity interests, net	22	12,151	5,365	6,111
Purchases of property and equipment	(31,803)	(31,163)	(11,723)	(6,172)
Returns of capital from unconsolidated affiliates	2,894	3,039	1,581	556
Decrease (increase) in deposits and notes receivable	508	(8,914)	9,246	(9,084)

Net cash used in investing activities	(87,928)	(101,337)	(42,107)	(36,472)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	5,600	45,090	912,019	20,684
Payments on long-term debt	(26,449)	(28,318)	(226,827)	(7,424)
Proceeds from issuance of common stock	—	—	—	6,135
Net equity contribution from USPI Group Holdings, Inc.	(39)	40	779,279	—
Tax benefit related to increase in value of equity awards	—	—	—	15,822
Payments to repurchase common stock	—	—	(1,430,879)	—
(Purchases) sales of noncontrolling interests, net	(2,067)	(26,430)	(31,837)	10,983
Payment of common stock dividend	(88,617)	—	—	—
(Decrease) increase in cash held on behalf of unconsolidated affiliates	63,101	(5,440)	(23,342)	13,895
Expenses paid on behalf of USPI Group Holdings, Inc.	—	—	(7,862)	—
Distributions to noncontrolling interests	(63,555)	(56,514)	(45,491)	(19,254)

Net cash (used in) provided by financing activities	(112,026)	(71,572)	(74,940)	40,841

Cash flows of discontinued operations:
Operating cash flows	—	159	969	(656)
Investing cash flows	—	(76)	2,579	(827)
Financing cash flows	—	(34)	(2,806)	1,379

Net cash provided by (used in) discontinued operations	—	49	742	(104)

Effect of exchange rate changes on cash	196	(49)	(70)	(113)

Net (decrease) increase in cash and cash equivalents	(14,545)	(27,323)	(6,439)	51,457
Cash and cash equivalents at beginning of period	49,435	76,758	83,197	31,740

Cash and cash equivalents at end of period	$34,890	$49,435	$76,758	$83,197

Supplemental information:
Interest paid, net of amounts capitalized	$71,467	$86,758	$55,302	$9,861
Income taxes (refund received) paid, net	8,060	(1,906)	4,690	1,909
Non-cash transactions:
Predecessor rollover equity	$—	$—	$18,192	$—
Assets acquired under capital lease obligations	2,985	1,966	7,279	1,677
Receipt of note receivable for sale of noncontrolling interest	—	601	—	—

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

(1)	Summary of Significant Accounting Policies and Practices

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of ambulatory surgery centers, surgical hospitals and related businesses in the United States and Europe. At December 31, 2009 the Company, headquartered in Dallas, Texas, operated 169 short-stay surgical facilities. Of these 169 facilities, the Company consolidates the results of 60 and accounts for 109 under the equity method. The Company operates in two countries, with 165 of its 169 facilities located in the United States of America; the remaining four facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At December 31, 2009, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 109 of the Company’s 165 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

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

As further discussed in Note 2, the Company adopted new accounting standards on January 1, 2009 related to accounting for business combinations and noncontrolling interests.

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

The merger was accounted for as a business combination as prescribed by U.S. generally accepted accounting principles (GAAP). The purchase price, including transaction-related fees, was allocated to the Company’s tangible and identifiable intangible assets and liabilities based upon estimates of fair value, with the remainder allocated to goodwill.

A summary of the merger is presented below (in thousands):

Net cash and equity contribution from Holdings	$791,856
Proceeds from borrowings	889,700
Cash on hand	21,922
Expenses paid on behalf of Parent	(7,862)

Purchase price allocated	$1,695,616

Estimated fair value of net tangible assets acquired:
Cash	$63,497
Accounts receivable	58,435
Other current assets	41,204
Investments in affiliates	263,666
Property and equipment	227,878
Other assets	20,668
Current liabilities	(108,596)
Due to affiliates	(90,260)
Long-term debt, excluding current portion	(131,158)
Deferred tax liability	(97,016)
Other long-term liabilities	(14,579)
Noncontrolling interests	(84,635)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net tangible assets acquired	149,104
Capitalized debt issuance costs	29,012
Intangible assets acquired	291,631
Goodwill	1,225,869

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

The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights. At December 31, 2009 and 2008, the Company consolidated two and one such entities, respectively (Note 6).

(e)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(f)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents at times may exceed the FDIC limits. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

The Company’s wholly-owned insurance subsidiary maintains certain balances in cash and cash equivalents that are used in connection with its retained professional and general liability risks and are not designated for general corporate purposes. At December 31, 2009 and 2008, these cash and cash equivalents balances were $2.9 million and $2.4 million, respectively.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. In the event of impairment, measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimates of future discounted cash flows using market participant assumptions and resulting from use and ultimate disposition of the asset.

(k)	Fair Value Measurements

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs for assets or liabilities (Level 3), depending on the nature of the item being valued. The Company discloses on a yearly basis the valuation techniques and discloses any change in method of such within the body of each applicable footnote. The estimated fair values may not be representative of actual values that will be realized or settled in the future.

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(l)	Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments at fair value and records the value on its consolidated balance sheet as an asset or liability. The Company does not engage in derivative instruments for speculative purposes. Because the Company’s current derivatives (interest rate swaps) qualify for hedge accounting, gains or losses resulting from changes in the values of the Company’s derivatives are reported in accumulated other comprehensive income (loss), a separate component of equity (Note 11).

(m)	Revenue Recognition

Revenues consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less allowances and discounts, principally for patients covered under contractual programs with private insurance companies. The Company derives approximately 76% of its net patient service revenues from private insurance payors, approximately 13% from governmental payors and approximately 11% from self-pay and other payors. Amounts are recognized as services are provided.

With respect to management and contract service revenues, amounts are also recognized as services are provided. The Company is party to agreements with certain surgical facilities, hospitals and physician practices to provide management services. As compensation for these services each month, the Company charges the managed entities management fees which are either fixed in amount or represent a fixed percentage of each entity’s earnings, typically defined as net revenue less a provision for doubtful accounts or operating income. In many cases the Company also holds equity ownership in these entities (Note 13). Amounts charged to consolidated facilities eliminate in consolidation. Contract service revenues arising from the Company’s endoscopy services business are recognized at rates defined in renewable multi-year service agreements, based on the volume of services provided each month.

(n)	Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations in which the Company operates. The Company provides for bad debts principally based upon the aging of accounts receivable and uses specific identification to write off amounts against its allowance for doubtful accounts. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2009 and 2008. The Company has a risk of incurring losses if such allowances are not adequate.

(o)	Investments and Equity in Earnings of Unconsolidated Affiliates

Investments in unconsolidated companies in which the Company exerts significant influence but does not control are accounted for using the equity method. The Company’s ownership in these entities range from 5% to 68%. Certain investments in unconsolidated companies in which the Company owns a majority interest are not consolidated due to the substantive participating rights of the minority owners.

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

Equity in earnings of unconsolidated affiliates consists of the Company’s share of the profits or losses generated from its noncontrolling equity investments in 109 surgical facilities. Because these operations are central to the Company’s business strategy, equity in earnings of unconsolidated affiliates is classified as a component of

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

operating income in the accompanying consolidated statements of operations. The Company has contracts to manage these facilities, which results in the Company having an active role in the operations of these facilities and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities.

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

The Company accounts for equity-based compensation, such as stock options and other stock-based awards to employees and directors, at fair value. The fair value is measured at the date of grant and recognized as expense over the employee’s requisite service period. The Company also accounts for equity instruments issued to non-employees at fair value.

(r)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(2)	Adoption of New Accounting Standards

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations, (SFAS 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). SFAS 141R and SFAS 160 are now included in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), Topic 805, Business Combinations and Topic 810, Consolidations, respectively. The ASC is now the source of GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretative releases of the U.S. Securities and Exchange Commission (SEC) are also sources of GAAP for SEC registrants.

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

ASC 810 now requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section but separate from the Company’s equity, except as noted below. It also requires the amounts of consolidated net income attributable to the Company and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statements of operations; changes in ownership interests to be accounted for as equity transactions;

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. The implementation of ASC 810 also results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities, consistent with the view that under ASC 810 transactions between the Company (or its subsidiaries) and noncontrolling interests are considered to be equity transactions. These changes are summarized in the table below, along with the cash flow classifications of several similar types of transactions that did not change as a result of ASC 810:

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

As summarized below, the Company has retrospectively applied the classification requirements as required by ASC 810 to all periods presented. The effect of these changes on previously reported consolidated financial statements is as follows (in thousands):

December 31,
Consolidated Balance Sheet	2008

Total equity as previously reported	$764,137
Reclassification of nonredeemable noncontrolling interests to equity as required by ASC 810	41,827

Total equity as adjusted for ASC 810	$805,964

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Successor		Predecessor
		Period from	Period from
	Year	April 19	January 1
	Ended	through	through
	December 31,	December 31,	April 18,
Consolidated Statement of Cash Flows	2008	2007	2007
Net cash provided by operating activities as previously reported	$91,210	$67,358	$29,099
Reclassification of distributions to noncontrolling interests to financing activities	54,376	42,565	18,311
Reclassification of noncontrolling interests to discontinued operations	—	13	(105)

Net cash provided by operating activities as adjusted for ASC 810	$145,586	$109,936	$47,305

Net cash used in investing activities as previously reported	$(127,767)	$(73,944)	$(25,489)
Reclassification of purchases and sales of noncontrolling interests to financing activities	26,430	31,837	(10,983)

Net cash used in investing activities as adjusted for ASC 810	$(101,337)	$(42,107)	$(36,472)

Net cash provided by (used in) financing activities as previously reported	$9,234	$(538)	$48,169
Reclassification of distributions to noncontrolling interests from operating activities	(54,376)	(42,565)	(18,311)
Reclassification of purchases and sales of noncontrolling interests from investing activities	(26,430)	(31,837)	10,983

Net cash (used in) provided by financing activities as adjusted for ASC 810	$(71,572)	$(74,940)	$40,841

Net cash provided by (used in) discontinued operations as previously reported	$49	$755	$(209)
Reclassification of noncontrolling interests portion from operating activities	—	(13)	105

Net cash provided by (used in) discontinued operations as adjusted for ASC 810	$49	$742	$(104)

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

The implementation of ASC 810 also had a significant impact on the Company’s statement of operations format. Whereas in prior periods the Company’s consolidated statement of operations listed “minority interests in the income of consolidated subsidiaries” above the “income tax expense” line item, that order is reversed under ASC 810, which requires that minority interests (now called “net income attributable to noncontrolling interests”) be listed below income tax expense. This change has no effect on the computation or amounts of the Company’s tax expense or payments.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(3)	Discontinued Operations and Other Dispositions

During 2009, 2008, and 2007, the Company sold all of its ownership interests in 16 facilities as summarized below:

Date	Facility Location	Proceeds (Costs)		Gain (Loss)

December 2009	Oxnard, California(1)	$0.3 million		$(0.3 million	)
December 2009	Baton Rouge, Louisiana(2)	(5.1 million	)	(8.2 million	)
September 2009	San Antonio, Texas(1)	—		(2.6 million	)
July 2009	Cleveland, Ohio(3)	1.0 million		—
February 2009	Las Cruces, New Mexico(1)	—		—
February 2009	East Brunswick, New Jersey(1)	0.7 million		(2.6 million	)

Total		$(3.1 million	)	$(13.7 million	)

July 2008	Manitowoc, Wisconsin(1)	$0.8 million		$—
July 2008	Orlando, Florida(1)	0.5 million		(0.4 million	)
June 2008	Cleveland, Ohio(4)	1.6 million		(1.0 million	)
April 2008	Los Angeles, California(1)	—		—
February 2008	Sarasota, Florida(1)	0.5 million		—

Total		$3.4 million		$(1.4 million	)

December 2007	Houston, Texas(4)	$—		$(0.6 million	)
December 2007	Decatur, Alabama(4)	0.3 million		(2.2 million	)
November 2007	Canton, Mississippi(4)	—		(0.9 million	)
September 2007	Atlanta, Georgia(1)	1.8 million		0.5 million
September 2007	Baltimore, Maryland(1)	—		(1.2 million	)

Total		$2.1 million		$(4.4 million	)

(1)	Because these investments were accounted for under the equity method, the results of operations of these facilities are not reported as discontinued operations. The gain (loss) on the disposal of these facilities is recorded in “(Loss) gain on sale of equity interests” in the accompanying consolidated statements of operations.

(2)	In conjunction with the sale, the Company paid approximately $5.1 million in cash to settle its lease guaranty related to this facility. The amount was included in the loss on the sale of the facility and is recorded in “(Loss) gain on sale of equity interests” in the accompanying consolidated statements of operations. Because this investment was accounted for under the equity method, the results of operations of this facility is not reported as discontinued operations.

(3)	The Company financed the entire purchase price with the buyer and has a security interest in the facility’s assets until the note, which matures in March 2010, is collected. As a result, the Company deferred the gain, which is estimated at $0.6 million. Because this investment was accounted for under the equity method, the results of operations of this facility are not reported as discontinued operations.

(4)	In accordance with GAAP, the Company has reclassified its historical results of operations to remove the operations of these facilities from the its revenues and expenses on the accompanying consolidated statements of operations, collapsing the income (loss) related to these facilities’ operations and the Company’s disposal of them into a single line, “Earnings (loss) from discontinued operations” The table below summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands).

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Successor		Predecessor
		Period from	Period from
		April 19	January 1
	Year Ended	through	through
	December 31,	December 31,	April 18,
	2008	2007	2007
Revenues	$3,108	$8,984	$3,693
Earnings (loss) from discontinued operations before income taxes	$95	$363	$(386)
Income tax (expense) benefit	(33)	(127)	135

Earnings (loss) from discontinued operations	$62	$236	$(251)

Loss on sale of discontinued operations before income taxes	$(963)	$(3,732)	$—
Income tax benefit	338	1,306	—

Loss on sale of discontinued operations	$(625)	$(2,426)	$—

(4)	Investments in Unconsolidated Affiliates and Business Combinations

The Company’s U.S. facilities are generally operated through separate legal entities in which the Company holds an equity interest. Other investors include physicians who utilize the facility and, in many cases, a local not-for-profit health system.

The Company controls 56 of these entities and therefore consolidates their results. However, the Company accounts for an increasing majority (109 of its 165 U.S. facilities at December 31, 2009) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity. The majority of these investments are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	2009	2008	2007

Unconsolidated facilities operated at year-end	109	101	93
Income statement information:
Revenues	$1,174,418	$998,496	$795,276
Operating expenses:
Salaries, benefits, and other employee costs	277,053	246,739	208,390
Medical services and supplies	271,663	211,781	167,032
Other operating expenses	271,769	247,834	205,314
Depreciation and amortization	50,251	48,722	41,057

Total operating expenses	870,736	755,076	621,793

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	2009	2008	2007

Operating income	303,682	243,420	173,483
Interest expense, net	(24,394)	(24,101)	(20,491)
Other, net	8,275	2,962	1,843

Income before income taxes	$287,563	$222,281	$154,835

Balance sheet information:
Current assets	$264,944	$236,108	$187,758
Noncurrent assets	412,977	403,956	399,486
Current liabilities	152,081	138,199	117,436
Noncurrent liabilities	283,951	288,429	291,454

One of the Company’s equity method investments, Texas Health Ventures Group, L.L.C., is considered significant to the Company’s 2009 consolidated financial statements under regulations of the SEC. As a result, the Company has filed Texas Health Ventures Group, L.L.C.’s consolidated financial statements with this Form 10-K for the required periods.

The Company regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the year ended December 31, 2009, these transactions resulted in a cash outflow of approximately $47.4 million, which is summarized as follows:

•	Payment of $17.7 million for an investment in and the rights to manage a surgical facility in the Cincinnati, Ohio area;

•	Payment of $11.1 million for the rights to manage a surgical facility in Portland, Oregon and to fund a transaction whereby an unconsolidated investee of the Company acquired an equity interest in the facility;

•	Payment of $6.1 million to obtain additional ownership in one facility in Nashville, Tennessee;

•	Payment of $3.4 million to fund initial capital investments in four de novo facilities;

•	Payment of $2.5 million for an investment in and the rights to manage a surgical facility in Stockton, California, jointly owned with one of the Company’s not-for-profit hospital partners;

•	Payment of $2.2 million to obtain additional ownership in three facilities in the Dallas/Fort Worth, Texas area;

•	Payment of $2.0 million for the rights to manage a surgical facility in the Dallas/Fort Worth, Texas area and to fund a transaction whereby an unconsolidated investee of the Company acquired an equity interest in the facility;

•	Receipt of $2.4 million for the sale of equity ownership in two facilities in the Dallas/Fort Worth, Texas area to a not-for-profit hospital partner, who is also a related party (Note 13);

•	Net payment of approximately $3.9 million related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

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

The Company obtained control of one surgical facility during 2009. In December 2009, the acquisition was made by an entity consolidated by the Company that is jointly operated with one of the Company’s hospital partners in the Houston, Texas area (Note 6). The purchase price was $9.9 million in cash. The financial results of the acquired entity are included in the Company’s consolidated financial statements beginning on the acquisition’s effective closing date. The actual results of those operations were not material. Additionally, the adjustments to arrive at pro forma operating results for this acquisition are not material.

(5)	Noncontrolling Interests

The Company controls and therefore consolidates the results of 60 of its 169 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the year ended December 31, 2009, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $9.4 million and $7.4 million, respectively. The $9.4 million includes the partial exercise of the Company’s purchase option in one of its existing centers in St. Louis for $7.1 million. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

Year
Ended
December 31,
2009

Net income attributable to USPI’s common stockholder	$69,666
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(5,922)
Decrease in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	(8,411)

Net transfers to noncontrolling interests	(14,333)

Change in equity from net income attributable to USPI and transfers to noncontrolling interests	$55,333

The Company from time to time surrenders control of an entity but retains a noncontrolling interest (classified within “investments in unconsolidated affiliates”). As described in Note 2, these types of transactions result in a gain or loss, computed as the difference between (a) the sales proceeds and fair value of the retained investment and (b) the Company’s carrying value of the investment prior to the transaction. Gains or losses for such transactions are classified within “(Loss) gain on sale of equity interests” and their cash flow effects within investing activities. Fair values for the retained noncontrolling interests are estimated based on market multiples and discounted cash flow models which have been derived from the Company’s experience in acquiring surgical facilities and third party

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

valuations it has obtained with respect to such transactions. During the year ended December 31, 2009, the Company surrendered control of three entities:

Effective Date	Facility Location	Proceeds	Gain (Loss)

December 2009	Dallas, Texas(1)	$1.2 million	$0.3 million
July 2009	Oklahoma City, Oklahoma(2)	0.2 million	0.1 million
March 2009	Phoenix, Arizona(3)	0.1 million	(8.2) million

Total		$1.5 million	$(7.8 million)

(1)	A controlling interest in a facility was sold to a hospital partner as part of the Company’s strategy for partnering with this hospital system. The Company recorded a net gain, included in “(Loss) gain on sale of equity interests” in the accompanying consolidated statements of operations, of $0.3 million on the sale and deconsolidation of the facility. The gain is comprised of a $1.4 million gain related to the remeasurement of the Company’s retained interest to fair value, offset by a loss of $1.1 million, the amount by which the carrying value of the investment exceeded the proceeds received. This hospital system is a related party (Note 13).

(2)	The Company and other owners of a facility consolidated by the Company agreed to merge the facility into another entity in which the Company holds an investment accounted for under the equity method. The Company recorded a gain, included in “(Loss) gain on sale of equity interests” in the accompanying consolidated statements of operations, of $0.1 million on the sale and deconsolidation of the facility.

(3)	A controlling interest in an entity was sold to a hospital partner as part of the Company’s strategy for partnering with this hospital system. The hospital partner already had a 49% ownership interest in this entity, which owns and manages two surgical facilities, and through the transaction acquired an additional 1.1% interest. The $8.2 million loss was primarily related to the revaluation of the Company’s remaining investment in the entity to fair value.

In addition to the sales of ownership interests noted above, the Company sold controlling interests to various hospital partners during 2008 and 2007, which are described below. The Company’s continuing involvement as an equity method investor and manager of the facilities precludes classification of these transactions as discontinued operations. Gains and losses are recorded in “(Loss) gain on sale of equity interests” in the accompanying consolidated statements of operations.

Date	Facility Location	Proceeds	Gain (Loss)

July 2008	Beaumont, Texas	$1.2 million	$(0.5 million	)
June 2008	Dallas, Texas(1)	2.3 million	(0.9 million	)
June 2008	Houston, Texas(2)	0.6 million	—
March 2008	Redding, California(3)	1.7 million	—

Total		$5.8 million	$(1.4 million	)

July 2007	Dallas, Texas(4)	$3.7 million	$—
April 2007	Corpus Christi, Texas(5)	6.1 million	0.9 million

Total		$9.8 million	$0.9 million

(1)	The hospital partner already had an ownership interest in the facility and acquired a controlling interest from the Company in this transaction. Additionally, this hospital partner is a related party (Note 13).

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(2)	Because the Company is considered the primary beneficiary of this entity, the Company consolidates the entity to which it transferred its interest in the facility, and accordingly continues to consolidate the facility’s operating results. The sales price of $0.6 million was paid in the form of a note receivable from the buyer.

(3)	The Company sold a controlling interest in two facilities and gained a noncontrolling interest in a third facility in Redding.

(4)	The hospital partner already had an ownership interest in these two facilities and acquired a controlling interest from the Company in this transaction. Additionally, this hospital partner is a related party (Note 13).

(5)	The Company sold a controlling interest in two facilities to a hospital partner.

As further described in Note 2, upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated U.S. subsidiaries. As a result, these noncontrolling interests are not included as part of the Company’s equity and are carried as noncontrolling interests-redeemable on the Company’s consolidated balance sheets. The activity for the years ended December 31, 2009, 2008 and 2007 is summarized below:

Noncontrolling
Interests —
Redeemable
Predecessor

Balance, December 31, 2006	$49,261
Net income attributable to noncontrolling interests	16,790
Distributions to noncontrolling interests	(17,807)
Purchases of noncontrolling interests	11,369
Sales of noncontrolling interests	(8,671)

Balance, April 18, 2007	$50,942

Noncontrolling
Interests —
Redeemable
Successor

Balance, April 19, 2007	$50,942
Net income attributable to noncontrolling interests	42,217
Distributions to noncontrolling interests	(42,285)
Purchases of noncontrolling interests	2,996
Sales of noncontrolling interests	(1,101)

Balance, December, 2007	52,769

Net income attributable to noncontrolling interests	52,599
Distributions to noncontrolling interests	(51,401)
Purchases of noncontrolling interests	(7,446)
Sales of noncontrolling interests	8,928
Deconsolidation of noncontrolling interests and other	(3,488)

Balance, December 31, 2008	51,961

Net income attributable to noncontrolling interests	57,777

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Noncontrolling
Interests —
Redeemable
Successor

Distributions to noncontrolling interests	(57,807)
Purchases of noncontrolling interests	(2,519)
Sales of noncontrolling interests	12,403
Deconsolidation of noncontrolling interests and other	2,050

Balance, December 31, 2009	$63,865

(6)	Other Investments

The consolidated financial statements include the financial statements of USPI and its wholly-owned and majority-owned subsidiaries. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights. At December 31, 2009, the Company consolidated two entities in accordance with this accounting guidance. At December 31, 2008, the Company consolidated one such entity.

One of these entities operates and manages five surgical facilities in the Houston, Texas area. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company has lent the entity funds to purchase surgical facilities, but the Company does not have full recourse to the entity’s other owner with respect to repayment of the loans. As the entity earns management fees and receives cash distributions of earnings from the surgical facilities, a portion of those proceeds are used to repay the loans prior to being eligible for distribution to the entity’s other owner. At December 31, 2009, $11.3 million of such loans are outstanding and are included in other long-term assets. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the years ended December 31, 2009 or 2008. At December 31, 2009 and 2008, the total assets of this entity were $55.4 million and $39.9 million, and the total liabilities were $41.9 million and $32.5 million, respectively. Such amounts are included in the accompanying consolidated balance sheets.

The second entity is currently developing and constructing a new hospital for one of the Company’s unconsolidated affiliates. The total project cost is approximately $26.2 million, which is being funded by cash contributions from its partners and debt financing. The Company is a limited partner in the entity, however, due to economic structuring of the entity, it is considered its primary beneficiary. The Company made its required equity contribution of $6.3 million in December 2009, which is the full amount expected to be required by the Company. The entity has arranged bank financing totaling $17.4 million, of which 70% is guaranteed by the Company. None of the bank financing was borrowed at December 31, 2009. The Company has no exposure for the entity’s losses beyond its investment and bank guarantee. The Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the year ended December 31, 2009. At December 31, 2009, total assets and liabilities of this entity were $9.0 million and $0.1 million, respectively. Such amounts are included in the accompanying consolidated balance sheet.

The Company also has investments in four unconsolidated variable interest entities in which it was not considered the primary beneficiary. These entities own real estate and fixed assets that are leased to various surgical facilities. The total assets of these entities were$21.2 million and $13.3 million, and the total liabilities of these entities were $11.6 million and $12.2 million at December 31, 2009 and 2008, respectively. The Company’s investment in these entities and maximum exposure to loss as a result of its involvement with these entities is not material. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide during the years ended December 31, 2009, 2008 or 2007.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(7)	Other Receivables

Other receivables consist primarily of amounts receivable for services performed and funds advanced under management and administrative service agreements. As discussed in Note 13, many of the entities to which the Company provides management and administrative services are related parties, due to the Company being an investor in those facilities. At December 31, 2009 and 2008, the amounts receivable from related parties, which are included in other receivables on the Company’s consolidated balance sheet, totaled $4.4 million and $5.4 million, respectively.

(8)	Property and Equipment

At December 31, property and equipment consisted of the following (in thousands):

	Estimated
	Useful Lives	2009	2008

Land	—	$34,259	$29,089
Buildings and leasehold improvements	7-50 years	118,669	119,814
Equipment	3-12 years	106,091	94,743
Furniture and fixtures	4-20 years	9,526	8,977
Construction in progress	—	7,676	1,028

		276,221	253,651
Less accumulated depreciation		(77,715)	(51,827)

Net property and equipment		$198,506	$201,824

At December 31, 2009 and 2008, assets recorded under capital lease arrangements, included in property and equipment, consisted of the following (in thousands):

	2009	2008

Land and buildings	$21,037	$32,728
Equipment and furniture	10,769	10,251

	31,806	42,979
Less accumulated amortization	(8,258)	(7,322)

Net property and equipment under capital leases	$23,548	$35,657

(9)	Goodwill and Intangible Assets

Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment at least annually, with tests of goodwill occurring at the reporting unit level (defined as an operating segment or one level below an operating segment). Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values. The Company determined that its reporting units are at the operating segment (country) level. The Company completed the required annual impairment tests during 2009, 2008 and 2007. No impairment losses were identified in any reporting unit as a result of these goodwill impairment tests.

As a result of 2009 impairment testing performed on the Company’s indefinite-lived management contracts, the Company recorded impairment losses of approximately $5.7 million related to three of its indefinite-lived management contracts. These charges were primarily triggered by a reduction in the Company’s expected earnings under the contracts. The Company recorded a similar impairment charge of $0.8 million in 2008 related to one of its

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

indefinite-lived management contracts. Fair values for indefinite-lived intangible assets are estimated based on market multiples and discounted cash flow models which have been derived from the Company’s experience in acquiring surgical facilities, market participant assumptions and third party valuations it has obtained with respect to such transactions. The inputs used in these models are Level 3 inputs, which under GAAP, are significant unobservable inputs. Inputs into these models include expected revenue growth, expected gross margins and discount factors. Such expense is recorded in “Other, net” in the accompany consolidated statement of operations.

The following is a summary of changes in the carrying amount of goodwill by operating segment and reporting unit for years ended December 31, 2009 and 2008 (in thousands):

	United	United
	States	Kingdom	Total

Balance at December 31, 2007	$1,011,193	$263,786	$1,274,979
Additions	82,784	216	83,000
Disposals	(18,368)	—	(18,368)
Other	—	(69,324)	(69,324)

Balance at December 31, 2008	1,075,609	194,678	1,270,287
Additions	4,047	—	4,047
Disposals	(15,517)	—	(15,517)
Other	—	20,474	20,474

Balance at December 31, 2009	$1,064,139	$215,152	$1,279,291

Goodwill additions resulted primarily from business combinations and additionally from purchases of additional interests in subsidiaries. Disposals of goodwill relate to businesses that the Company has sold or the deconsolidation of entities the Company no longer controls. In the United Kingdom, the other changes were primarily due to foreign currency translation adjustments.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives, ranging from approximately one to eleven years, to their estimated residual values. The majority of the Company’s management contracts have indefinite useful lives. Most of these contracts have evergreen renewal provisions that do not contemplate a specific termination date. Some of the contracts have provisions which make it possible for the facility’s other owners to terminate them at certain dates and under certain circumstances. Based on the Company’s history with these contracts, the Company’s management considers the lives of these contracts to be indefinite and therefore does not amortize them unless facts and circumstances indicate otherwise.

The following is a summary of intangible assets at December 31, 2009 and 2008 (in thousands):

	December 31, 2009
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

Definite Useful Lives
Management and other service contracts	$26,605	$(8,500)	$18,105
Other	30,401	(8,262)	22,139

Total	$57,006	$(16,762)	$40,244

Indefinite Useful Lives
Management contracts			282,652

Total intangible assets			$322,896

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

Amortization expense from continuing operations related to intangible assets with definite useful lives was $3.3 million and $3.1 million for the year ended December 31, 2009 and 2008, respectively. The amortization of debt issuance costs, which is included within interest expense, was $3.1 million and $2.9 million for the years ended December 31, 2009 and 2008, respectively. Intangible assets were adjusted to fair value on April 19, 2007 as a result of the merger and, therefore, the historical accumulated amortization balances were eliminated.

The following table provides estimated amortization expense, including amounts that will be classified within interest expense, related to intangible assets with definite useful lives for each of the years in the five-year period ending December 31, 2014:

2010	$6,252
2011	6,440
2012	6,473
2013	6,330
2014	5,024

(10)	Long-term Debt

At December 31, long-term debt consisted of the following (in thousands):

	2009	2008

Senior secured credit facility	$518,710	$518,975
U.K. senior credit agreement	59,966	59,252
Senior subordinated notes	437,515	440,000
Notes payable to financial institutions	25,045	35,366
Capital lease obligations (Note 12)	30,292	44,354

Total long-term debt	1,071,528	1,097,947
Less current portion	(23,337)	(24,488)

Long-term debt, less current portion	$1,048,191	$1,073,459

(a)	Senior secured credit facility

The senior secured credit facility (credit facility) provides for borrowings of up to $615.0 million (with a $150.0 million accordion feature described below), consisting of (1) an $85.0 million revolving credit facility with a

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. On April 19, 2007, the Company borrowed $430.0 million of the term loan facility concurrent with the merger. During the remainder of 2007, the Company borrowed an additional $63.5 million under the delayed draw feature of the term loan facility to finance the acquisition of an additional surgery center in St. Louis, Missouri and to finance a buy-up of ownership in five of its existing St. Louis facilities. During 2008, the Company borrowed $31.5 million under the delayed draw facility to finance a buy-up of ownership in five of its existing St. Louis facilities and borrowed $1.5 million to fund the purchase of a new facility in St. Louis. No additional funds can be borrowed under the delayed draw feature.

The Company may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, the Company currently pays 0.50% per annum on the daily-unused commitment of the revolving credit facility. The Company also currently pays a quarterly participation fee of 2.38% per annum related to outstanding letters of credit. The term loans under the credit facility require principal payments each year in an amount of 1% per annum in equal quarterly installments. No principal payments are required on the revolving credit facility. In March 2009, the Company began to pay quarterly principal payments of $0.2 million on the outstanding balance of the delayed draw loans. At December 31, 2009, the Company had $518.7 million of debt outstanding under the credit facility at a weighted average interest rate of approximately 3.6%. At December 31, 2009, we had $78.4 million available for borrowing under the revolving credit facility, representing the facility’s $85.0 million capacity, net of the $5.0 million outstanding balance at December 31, 2009 and $1.6 million of outstanding letters of credit. The $5.0 million outstanding on the revolving credit facility was repaid in January 2010.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of the Company’s capital stock, the capital stock of each of its wholly owned domestic subsidiaries and 65% of the capital stock of certain of its wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock.

Fees paid for unused portions of the senior secured credit facility were approximately $0.5 million and $0.8 million for the years ended December 31, 2009 and 2008, respectively, and $0.9 million for the period from April 19 through December 31, 2007 and are included within interest expense in the Company’s consolidated statements of operations.

(b)	Senior subordinated notes

Also in connection with the merger, the Company issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, the Company may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest) or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. To date, the Company has paid all interest payments in cash. During 2009, the Company repurchased approximately $2.5 million in principal amount of the senior subordinated toggle notes in the open market. At December 31, 2009,

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the Company had $437.5 million of Notes outstanding. The Notes are unsecured senior subordinated obligations of the Company; however, the Notes are guaranteed by all of its current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit its ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock.

(c)	United Kingdom borrowings

In April 2007, the Company entered into an amended and restated credit agreement, which covered its existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional Term Loan B facility of £10 million, which was drawn in April 2007. In March 2008, the Company further amended our U.K. Agreement to provide for a £2.0 million Term Loan C facility. The Company borrowed the entire £2.0 million in March 2008 to acquire property adjacent to one of its hospitals in London. In September 2009, we renewed our overdraft facility through April 2010. Under the renewal, the Company must pay a commitment fee of 0.5% per annum on the unused portion of the overdraft facility each quarter. Excluding availability on the overdraft facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At December 31, 2009, the Company had approximately £36.8 million ($60.0 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 4.2%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 2.00%. Quarterly principal payments are required on the Term Loan A, which began in September 2007, and approximate $4.8 million in the first and second year, $6.4 million in the third and fourth year; $8.0 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and matures in 2013. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million), which began in September 2008 and continue through its maturity date of February 2013 when the final payment of £0.5 million ($0.8 million) is due. The borrowings are guaranteed by certain of the Company’s subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on its assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. The Company believes it was in compliance with these covenants as of December 31, 2009.

The Company also has the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million ($4.0 million). The exact terms and payments are negotiated upon a draw on the facility. No amounts were outstanding at December 31, 2009 or 2008.

(d)	Other Long-term Debt

The Company and its subsidiaries have notes payable to financial institutions and other parties of $25.0 million, which mature at various dates through 2018 and accrue interest at fixed and variable rates ranging from 4.4% to 11.3%.

Capital lease obligations in the carrying amount of $30.3 million are secured by underlying real estate and equipment and have implicit interest rates ranging from 5.3% to 19.0%.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2009 are as follows (in thousands): 2010, $23,337; 2011, $22,505; 2012, $20,496; 2013, $51,160; 2014, $495,672 and thereafter, $458,358.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for traded debt securities. At December 31, 2009, the aggregate carrying amount and estimated fair value of long-term debt was $1.1 billion and $1.0 billion, respectively. At December 31, 2008, the aggregate carrying amount and estimated fair value of long-term debt was $1.1 billion and $777.4 million, respectively.

(11)	Interest Rate Swaps

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

In order to manage the Company’s interest rate risk related to a portion of its variable-rate U.K. debt, on February 29, 2008, the Company entered into an interest rate swap agreement for a notional amount of £20.0 million ($32.3 million). The interest rate swap requires the Company to pay 4.99% and to receive interest at a variable rate of three- month GBP-LIBOR (0.6% at December 31, 2009), which is reset quarterly. The interest rate swap matures in March 2011. No collateral is required under the interest rate swap agreement.

In order to manage the Company’s interest rate risk related to a portion of its variable-rate senior secured credit facility, effective July 24, 2008, the Company entered into a three-year interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires the Company to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (0.3% at December 31, 2009), which is reset quarterly. No collateral is required under the interest rate swap agreement.

The proceeds from the swaps are used to settle the Company’s interest obligations on the hedged portion of the variable rate debt, which has the overall outcome of the Company paying and expensing a fixed rate of interest on the hedged debt.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. The Company designated the interest rate swaps as cash flow hedges of certain of its variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and would be classified as interest expense in the

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Company’s consolidated statements of income. The Company recorded no expense related to ineffectiveness for the years ended December 31, 2009 or 2008. For the years ended December 31, 2009 and 2008, the Company reclassified $6.4 million and $0.5 million, respectively, out of other comprehensive income to interest expense related to the swaps. During the next twelve months, if current interest rates remain at December 31, 2009 levels, the Company will record $8.2 million more interest expense than if it had not entered into the interest rate swaps.

At December 31, 2009, the fair values of the U.K. and U.S. interest rate swaps were liabilities of approximately $1.5 million and $7.7 million, respectively. At December 31, 2008, the fair values of the U.S. interest rate swap was a liability of approximately $8.8 million. The fair value of the U.K. was not material at December 31, 2008. The fair value of the swaps are included in other long-term liabilities in the accompanying consolidated balance sheets, with the offset to other comprehensive income (loss). During the years ended December 31, 2009 and 2008, the amounts, net of taxes, recorded in other comprehensive income (loss) related to the interest rate swaps were $3.9 million and ($10.1 million), respectively. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the models were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost the Company would have to pay to transfer the obligations to a market participant with similar credit risk. The interest rate swap agreements are classified within Level 3 of the valuation hierarchy.

(12)	Leases

The Company leases various office equipment and office space under a number of operating lease agreements, which expire at various times through the year 2024. Such leases do not involve contingent rentals, nor do they contain significant renewal or escalation clauses. Office leases generally require the Company to pay all executory costs (such as property taxes, maintenance and insurance).

Minimum future payments under noncancelable leases, with remaining terms in excess of one year as of December 31, 2009 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

Year ending December 31,
2010	$7,651	$14,479
2011	6,574	12,763
2012	5,156	10,362
2013	3,810	8,231
2014	3,331	6,269
Thereafter	24,920	18,805

Total minimum lease payments	51,442	$70,909

Amount representing interest	(21,150)

Present value of minimum lease payments	$30,292

Total rent expense from continuing operations under operating leases was $17.7 million and $18.6 million for the years ended December 31, 2009 and 2008, respectively and $5.4 million and $12.8 million, for the period from January 1 through April 18, 2007, and the period from April 19 through December 31, 2007, respectively.

(13)	Related Party Transactions

The Company has entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3% to 8%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $45.2 million and $39.1 million for the years ended December 31, 2009 and 2008, respectively, and $9.5 million and $23.3 million for the period from January 1 through April 18, 2007 and the period from April 19 through December 31, 2007, respectively. Such amounts are included in management and contract service revenues in the accompanying consolidated statements of operations.

As discussed in Notes 4 and 5, the Company regularly engages in purchases and sales of ownership interests in its facilities. The Company operates 25 surgical facilities in partnership with the Baylor Health Care System (Baylor) and local physicians in the Dallas/Fort Worth area. Baylor’s Chief Executive Officer is a member of the Company’s board of directors. The following table summarizes transactions with Baylor during 2009, 2008 and 2007. The Company believes that the sale prices were approximately the same as if they had been negotiated on an arms’ length basis, and the prices equaled the value assigned by an external appraiser who valued the businesses immediately prior to the sale.

Date	Facility Location	Proceeds	Gain (Loss)

December 2009	Dallas, Texas(1)	$1.2 million	$0.3 million
December 2009	Fort Worth, Texas(2)	2.4 million	0.1 million

Total		$3.6 million	$0.4 million

June 2008	Dallas, Texas(3)	$2.3 million	$(0.9 million	)
July 2007	Dallas, Texas(4)	$3.7 million	$—

(1)	Baylor acquired a controlling interest in a facility from the Company, which transferred control of the facility to Baylor.

(2)	Baylor acquired a controlling interest in two facilities. The Company continues to account for these facilities under the equity method of accounting.

(3)	Baylor acquired an additional ownership interest in a facility it already co-owned with the Company and local physicians, which transferred control of the facility from the Company to Baylor.

(4)	Baylor acquired an additional ownership interest in two facilities it already co-owned with the Company and local physicians, which transferred control of the facilities to Baylor. No gain or loss was recorded upon the sale as the sale price approximated carrying value.

In June 2009, the Company agreed to lend up to $10.0 million to Trinity MC, LLC (Trinity), an acute care hospital in the Dallas/Fort Worth area. A majority interest (71%) in Trinity is owned by BRMCG Holdings, LLC, a wholly owned subsidiary of Baylor Regional Medical Center at Grapevine, a controlled affiliate of Baylor. Trinity operates Baylor Medical Center at Carrollton (BMCC). The Company has no ownership in Trinity. The revolving note earned interest at a rate of 6.0% per annum and was paid in full in December 2009. The Company believes the terms of the revolving note were approximately the same as if they had been negotiated on an arms’ length basis.

In June 2008, the Company purchased all of Baylor’s ownership interests in an entity Baylor co-owned with the Company. This entity had ownership and managed five facilities in the Dallas/Fort Worth area. The purchase price was approximately $3.9 million in cash. This entity is now wholly owned by the Company. The Company believes that the sales price was approximately the same as if it had been negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale. After this transaction, the Company accounts for all of the facilities it operates with Baylor under the equity method.

As discussed in Note 15, the Company’s parent issued warrants with an estimated fair value of $0.3 million to Baylor in 2008. Similar grants have been made to other healthcare systems with which the Company operates facilities.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $2.0 million for the years ended December 31, 2009 and 2008 and $1.4 million the period from April 19 through December 31, 2007. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control.

(14)	Income Taxes

The components of income from continuing operations before income taxes were as follows (in thousands):

	Successor			Predecessor
			Period from	Period from
			April 19	January 1
			through	through
			December 31,	April 18,
	2009	2008	2007	2007
Domestic	$114,743	$95,306	$60,226	$12,151
Foreign	18,548	20,239	10,424	3,962

	$133,291	$115,545	$70,650	$16,113

Income tax expense (benefit) attributable to income from continuing operations consists of (in thousands):

Successor	Current	Deferred	Total

Year ended December 31, 2009:
U.S. federal	$2,042	$(9,859)	$(7,817)
State and local	3,144	—	3,144
Foreign	5,118	(542)	4,576

Net income tax expense (benefit)	$10,304	$(10,401)	$(97)

Successor	Current	Deferred	Total

Year ended December 31, 2008:
U.S. federal	$43	$13,819	$13,862
State and local	3,020	—	3,020
Foreign	5,410	41	5,451

Net income tax expense	$8,473	$13,860	$22,333

Successor	Current	Deferred	Total

Period from April 19 through December 31, 2007:
U.S. federal	$(345)	$10,202	$9,857
State and local	1,334	—	1,334
Foreign	3,460	(59)	3,401

Net income tax expense	$4,449	$10,143	$14,592

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Predecessor	Current	Deferred	Total

Period from January 1 through April 18, 2007:
U.S. federal	$—	$1,627	$1,627
State and local	1,302	(23)	1,279
Foreign	1,528	(178)	1,350

Net income tax expense	$2,830	$1,426	$4,256

Income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations is as follows (in thousands):

	Successor			Predecessor
			Period from	Period from
			April 19	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	April 18,
	2009	2008	2007	2007
Computed “expected” tax expense	$46,652	$40,441	$24,728	$5,640
Increase (reduction) in income taxes resulting from:
Book income of consolidated entities attributable to noncontrolling interests	(22,303)	(19,298)	(15,811)	(6,492)
Differences between U.S. financial reporting and foreign statutory reporting	(152)	23	381	200
State tax expense, net of federal benefit	1,824	1,963	874	824
Removal of foreign tax rate differential	(1,211)	(1,224)	(628)	(237)
Nondeductible goodwill	6,338	—	—	—
Transaction costs	—	—	(453)	2,250
Valuation allowance	(31,193)	(223)	5,121	1,323
Other	(52)	651	380	748

Total	$(97)	$22,333	$14,592	$4,256

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below (in thousands).

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2009	2008

Deferred tax assets:
Net operating loss and other tax carryforwards	$4,413	$17,009
Accrued expenses	10,730	11,433
Bad debts/reserves	3,741	8,064
Interest rate swaps	3,091	—
Capitalized costs and other	2,983	2,052

Total deferred tax assets	24,958	38,558
Valuation allowance	(3,283)	(38,558)

Total deferred tax assets, net	$21,675	$—

Deferred tax liabilities:
Basis difference of acquisitions	$128,474	$122,582
Accelerated depreciation	1,826	2,850
Capitalized interest and other	882	207

Total deferred tax liabilities	$131,182	$125,639

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

In conjunction with Welsh Carson’s acquisition of the Company in April 2007, which increased the Company’s debt, caused the Company to generate U.S. taxable losses, and reduced the likelihood of the Company generating U.S. taxable income, the Company established a valuation allowance against its U.S. deferred tax assets. Subsequent to the acquisition, the Company continued to establish a full valuation allowance against newly generated U.S. deferred tax assets and has continuously assessed the likelihood of the assets being realized at a future date. During the third quarter of 2009, the Company determined, based on factors such as those described above, including recent favorable operating trends, expected future taxable income, and other factors, that it is more likely than not that the majority of these assets, which include net operating loss carryforwards and other items, will be realized in the future. Accordingly, the Company’s results of operations for 2009 include an income tax benefit of $31.2 million related to the reversal of a majority of the Company’s valuation allowance against its deferred tax assets. The Company still carries a valuation allowance totaling $3.3 million against certain of its deferred tax assets, which relates to deferred tax assets that have restrictions as to use and are not considered more likely than not to be realized. It the Company’s estimates related to the above items change significantly, the Company may need to alter the amount of its valuation allowance in the future through a favorable or unfavorable adjustment to net income.

At December 31, 2009, the Company had federal net operating loss carryforwards for U.S. federal income tax purposes of approximately $4.1 million, all of which have been reserved due to restrictions as to their utilization. The Company’s ability to offset future taxable income with these carryforwards would begin to be forfeited in 2022, if unused. At December 31, 2009, the Company had state net operating loss carryforwards of approximately $37.5 million, all of which have a valuation allowance recorded against the deferred asset due to restrictions as to their utilization. The Company does not believe that it is more likely than not that it will be able to generate state taxable income in future periods to utilize its net operating loss carryforwards and other deferred tax assets.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company’s U.K. operations have no net operating loss carryforwards or other deferred tax assets. These operations continued to be profitable in 2009, and the Company therefore has accrued the related income tax expense.

The Company has analyzed its income tax filing positions in all of the federal and state jurisdictions where it is required to file income tax returns for all open tax years in these jurisdictions for uncertainty in tax positions. The Company believes, based on the facts and technical merits associated with each of its income tax filing positions and deductions, that each of its income tax filing positions would be sustained on audit. Further, the Company has concluded that to the extent any adjustments to its income tax filing positions were not to be sustained upon an IRS or other audit, such adjustments would not have a material effect on the Company’s consolidated financial statements. As a result, no reserves for uncertain income tax positions have been recorded. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. The Company has not recorded any material amounts for interest or penalties related to audit or other activity.

(15)	Equity and Equity-Based Compensation

On December 1, 2009, the Company’s board of directors declared and the Company paid a special cash dividend in the amount of $88.6 million on the Company’s common stock. The proceeds of the dividend were used by USPI Holdings, Inc., the sole stockholder of the Company, to pay a special cash dividend on its common stock. In turn, the proceeds were used by USPI Group Holdings, Inc., the sole stockholder of USPI Holdings, Inc., to pay amounts currently accrued on its preferred stock.

The Company accounts for equity-based compensation, such as stock options and other stock-based awards to employees and directors, at fair value. The fair value of the compensation is measured at the date of grant and recognized as expense over the recipient’s requisite service period.

Subsequent to the merger, the Company’s parent, USPI Group Holdings, Inc. (Parent), granted stock options and nonvested share awards to certain employees and members of the board of directors of the Successor. These awards were granted pursuant to the 2007 Equity Incentive Plan (the Plan) which was adopted by Parent’s board of directors. The board of directors or a designated administrator has the sole authority to determine which individuals receive grants, the type of grant to be received, the vesting period and all other option terms. Stock options granted generally have a term not to exceed eight years. A maximum of 20,726,523 shares of stock may be delivered under the Plan. As 3,535,500 shares had been delivered under the Plan at December 31, 2009, 17,191,023 remained available for delivery, with 17,372,207 having been granted at December 31, 2009.

Awards granted by the Predecessor were granted pursuant to its 2001 Equity-Based Compensation Plan, which was adopted by USPI’s board of directors in February 2001. Stock options granted generally had an option price no less than 100% of the fair value of the common stock on the date of grant with the term not to exceed ten years.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Total equity-based compensation included in the consolidated statements of operations, classified by line item, is as follows (in thousands):

	Successor			Predecessor
			Period from	Period from
			April 19	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	April 18,
	2009	2008	2007	2007
Salaries, benefits and other employee costs	$804	$983	$308	$959
General and administrative expenses	1,016	978	643	16,144
Other operating expenses	131	336	859	—
Equity in earnings of unconsolidated affiliates	—	—	—	20
Net income attributable to noncontrolling interests	—	—	—	(23)

Expense before income tax benefit	1,951	2,297	1,810	17,100
Income tax benefit	(389)	(463)	(192)	(5,366)

Total equity-based compensation expense, net of tax	$1,562	$1,834	$1,618	$11,734

Total equity-based compensation, included in the consolidated statements of operations, classified by type of award, is as follows (in thousands):

	Successor			Predecessor
			Period from	Period from
			April 19	January 1
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	April 18,
	2009	2008	2007	2007
Share awards	$1,215	$1,150	$773	$13,202
Stock options	605	811	178	3,797
Warrants	131	336	859	—
ESPP(1)	—	—	—	101

Expense before income tax benefit	1,951	2,297	1,810	17,100
Income tax benefit	(389)	(463)	(192)	(5,366)

Total equity-based compensation expense, net of tax	$1,562	$1,834	$1,618	$11,734

(1)	Employee stock purchase plan (ESPP) amounts are net of reimbursements by other owners of the Company’s investees. The ESPP was terminated subsequent to the merger.

Total unrecognized compensation related to Successor nonvested awards of stock options and nonvested shares was $13.7 million at December 31, 2009 of which $4.9 million is expected to be recognized over a weighted average period of approximately three years. The remaining $8.8 million relates to restricted share awards exchanged in conjunction with the merger and will be expensed only upon the occurrence of a change in control or other qualified exit event.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the year ended December 31, 2008, the Company received immaterial cash proceeds from the exercise of stock options. During the period from January 1 through April 18, 2007, the Company received cash proceeds of $6.1 million from the exercise of stock options and issuances of shares under the ESPP. Exercises of stock options and subsequent stock sales not qualifying for capital gains treatment and the release of restrictions on share awards resulted in a tax benefit of $15.8 million for the period from January 1 through April 18, 2007. No stock options were exercised during the year ended December 31, 2009 or in the period from April 19 through December 31, 2007.

Stock Options — Successor

Parent generally grants stock options vesting 25% per year over four years and having an eight-year contractual life. The fair value of stock options is estimated using the Black-Scholes formula. The expected lives of options are determined using the “simplified method” which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The risk-free interest rates are equal to rates of U.S. Treasury notes with maturities approximating the expected life of the option. Volatility was calculated as a weighted average based on the historical volatility of the Predecessor as well as industry peers. The assumptions are as follows:

			Period from
			April 19
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2009	2008	2007

Assumptions:
Expected life in years	4.82	4.82	4.82
Risk-free interest rates	2.09%	2.37-2.75%	4.47%
Dividend yield	0.0%	0.0%	0.0%
Volatility	45.16%	45.16%	45.16%
Weighted average grant-date fair value	$0.37	$0.55	$0.25

Stock option activity during the year ended December 31, 2009 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Successor	Number of	Exercise	Contractual	Intrinsic
Stock Options	Shares (000)	Price	Life (Years)	Value ($000)

Outstanding at January 1, 2009	4,352	$0.57	6.50	$6,141
Additional grants	323	1.00	—	—
Exercised	—	—	—	—
Forfeited or expired	(113)	0.77	—	—

Outstanding at December 31, 2009	4,562	$0.59	5.7	$3,051

Exercisable at December 31, 2009	1,863	$0.46	5.5	$1,460

Share Awards — Successor

On April 19, 2007, Parent granted nonvested share awards to certain Successor company employees. The first tranche (50%) of the share awards vest 25% over four years, while the second tranche (50%) vests 100% in April 2015, but can vest earlier upon the occurrence of a qualified exit event and Company performance. An additional grant was made to Parent’s board of directors in August 2007. The nonvested shares granted to the board of directors vests 25% each year over four years. The value of such share awards is equal to the share price on the date of grant.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Additionally, in conjunction with the merger, Parent cancelled 379,000 restricted share awards of the Predecessor. These share awards were replaced with 2,212,957 nonvested shares of Parent. This cancellation and exchange was accounted for as a modification. The replacement awards vest only upon the occurrence of a change in control or other exit event as defined in the award agreement and Company performance. As a result of the modification, approximately $8.8 million of unamortized compensation cost related to the Predecessor awards will only be expensed upon the occurrence of a change in control or qualified exit event, and the completion of the derived service period. At December 31, 2009, 2,212,957 of these share awards were outstanding and unvested.

The grants of nonvested share awards, excluding the awards exchanged concurrent with the merger, during the year ended December 31, 2009 are summarized as follows:

		Weighted
		Average
Successor	Number of	Grant-Date
Nonvested Shares	Shares (000)	Fair Value

Nonvested at January 1, 2009	11,834	$0.46
Additional grants	500	0.76
Vested	(1,736)	0.48
Forfeited	—	—

Nonvested at December 31, 2009	10,598	$0.47

The weighted average grant-date fair value per share award was $0.76 and $0.46 for the year ended December 31, 2009 and the period from April 19 through December 31, 2007, respectively. The Company did not grant any nonvested shares in 2008. The total fair value of shares which vested during the years ended December 31, 2009 and 2008 was approximately $1.7 million and $1.8 million. No shares vested during the period from April 19 through December 31, 2007.

Warrants — Successor

Similar to previous years, in 2009, Parent granted warrants to a not-for-profit healthcare system (hospital partner) that holds ownership in some of the Company’s facilities. The warrants are to purchase Parent’s common stock and were fully vested and non-forfeitable at the date of grant but contain exercise restrictions. Because the warrants are fully vested, the expense associated with them was recorded upon grant within other operating expenses at a fair value determined using the Black-Scholes formula. The assumptions included an expected life equal to the contractual life; a risk free interest rate of 2.7%; a dividend yield of 0.0%; and an estimated volatility of approximately 58%. In this grant, the hospital partner received 333,330 warrants with an exercise price of $3.00 per share, of which 55,555 are exercisable immediately; the exercise restrictions on additional tranches of 55,555 warrants lapse each December 1 beginning in 2009 and ending in 2013. At December 31, 2009, 111,110 warrants are exercisable. The warrants have a contractual life of approximately 8 1/2 years and a fair value of approximately $0.1 million.

During 2008, one of the Company’s hospital partners, Baylor, was granted 666,666 warrants to purchase Parent’s common stock for $3.00 per share. The warrants are fully vested and nonforfeitable but contain exercise restrictions. The exercise restrictions on 111,111 warrants lapse each December 31 beginning in 2008 and ending in 2013. The warrants have a contractual life of ten years. The total fair value of the warrants was approximately $0.3 million and was determined using the Black Scholes formula. The assumptions included an expected life equal to the contractual life of the warrants; a risk free interest rate of 3.5%, a dividend yield of 0.0%; and an estimated volatility of approximately 59%. Because the warrants are fully vested, the expense associated with these warrants was recorded upon grant within other operating expenses. Baylor’s Chief Executive Officer is a member of the Company’s Board of Directors (Note 13). At December 31, 2009, 222,222 warrants are exercisable.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the period April 19 through December 31, 2007, Parent granted a total of 2,333,328 warrants to purchase its common stock to four of the Company’s hospital partners. The exercise price of the warrants was $3.00 per share. All of the warrants are fully vested and non-forfeitable but contain exercise restrictions. Of the 2,333,328 warrants outstanding at December 31, 2009, 1,111,109 warrants are exercisable and a portion of the remaining 1,222,219 warrants will become exercisable in 2010 and become fully exercisable by 2013. The warrants have a contractual life of eight to ten years. The total fair value of the warrants was approximately $1.1 million and was determined using the Black Scholes formula. The assumptions included an expected life equal to the contractual life of each warrant; a risk free interest rate of 3.6% to 4.6%; a dividend yield of 0.0%; and an estimated volatility of approximately 59%. Because the warrants are fully vested, the expense associated with these warrants was recorded upon grant within other operating expenses.

(16)	Segment Disclosures

The Company’s business is the operation of surgical facilities and related businesses in the United States and the United Kingdom. The Company’s chief operating decision maker, as that term is defined in GAAP, regularly reviews financial information about its surgical facilities for assessing performance and allocating resources both domestically and abroad. Accordingly, the Company’s reportable segments consist of (1) U.S. based facilities and (2) United Kingdom based facilities. All amounts related to discontinued operations have also been removed from all periods presented (Note 3).

	United	United
Successor	States	Kingdom	Total

Year Ended December 31, 2009
Net patient service revenues	$428,512	$105,097	$533,609
Other revenues	88,756	—	88,756

Total revenues	$517,268	$105,097	$622,365

Depreciation and amortization	$28,564	$6,733	$35,297
Operating income	209,539	20,119	229,658
Net interest expense	(66,714)	(1,571)	(68,285)
Income tax benefit (expense)	4,673	(4,576)	97
Total assets	2,000,087	325,305	2,325,392
Capital expenditures	22,395	12,393	34,788

	United	United
Successor	States	Kingdom	Total

Year Ended December 31, 2008
Net patient service revenues	$439,501	$122,031	$561,532
Other revenues	80,691	—	80,691

Total revenues	$520,192	$122,031	$642,223

Depreciation and amortization	$29,932	$6,825	$36,757
Operating income	174,294	25,462	199,756
Net interest expense	(77,248)	(5,173)	(82,421)
Income tax expense	(16,881)	(5,452)	(22,333)
Total assets	1,983,676	284,487	2,268,163
Capital expenditures	16,246	16,883	33,129

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	United	United
Successor	States	Kingdom	Total

Period from April 19 through December 31, 2007
Net patient service revenues	$318,060	$84,373	$402,433
Other revenues	50,055	—	50,055

Total revenues	$368,115	$84,373	$452,488

Depreciation and amortization	$21,591	$5,097	$26,688
Operating income	120,821	14,925	135,746
Net interest expense	(60,182)	(4,472)	(64,654)
Income tax expense	(11,191)	(3,401)	(14,592)
Total assets	1,906,471	370,922	2,277,393
Capital expenditures	13,663	5,339	19,002

	United	United
Predecessor	States	Kingdom	Total

Period from January 1 through April 18, 2007
Net patient service revenues	$136,865	$33,733	$170,598
Other revenues	20,757	—	20,757

Total revenues	$157,622	$33,733	$191,355

Depreciation and amortization	$9,487	$2,939	$12,426
Operating income	20,929	5,409	26,338
Net interest expense	(7,150)	(1,438)	(8,588)
Income tax expense	(2,906)	(1,350)	(4,256)
Total assets	1,114,429	209,279	1,323,708
Capital expenditures	5,224	2,625	7,849

(17)	Commitments and Contingencies

(a)	Financial Guarantees

As of December 31, 2009, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $58.0 million. Of the total, $28.4 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $23.9 million of the remaining $29.6 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $5.7 million represents a guarantee of an obligation of a facility the Company has sold. The Company has full recourse to the buyer with respect to this amount.

The Company has recorded long-term liabilities totaling approximately $0.4 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2019, and (e) provide no recourse for the Company to recover any amounts from third parties. The Company also has $1.6 million of letters of credit outstanding, as discussed in Note 10.

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

(c)	Self Insurance and Professional Liability Claims

The Company is self-insured for certain losses related to health and workers’ compensation claims, although we obtain third-party insurance coverage to limit our exposure to these claims. The Company estimates its self-insured liabilities using a number of factors including historical claims experience, an estimate of incurred but not reported claims, demographic factors, severity factors and actuarial valuations. The Company believes that the accruals established at December 31, 2009, which were estimated based on actual employee health claim patterns, adequately provide for its exposure under this arrangement. The Company’s potential for losses related to professional and general liability is managed through a wholly-owned insurance captive.

(d)	Employee Benefit Plans

The Company’s eligible U.S. employees may choose to participate in the United Surgical Partners International, Inc. 401(k) Plan under which the Company may elect to make contributions that match from zero to 100% of participants’ contributions. Charges to expense under this plan were $2.0 million in both the years ended December 31, 2009 and 2008. Charges to expense for the period January 1 through April 18, 2007 and the period April 19 through December 31, 2007 were $0.5 million, and $1.3 million, respectively.

One of the Company’s U.K. subsidiaries, which the Company acquired in 2000, has obligations remaining under a defined benefit pension plan that originated in 1991 and was closed to new participants at the end of 1998. The plan’s overall strategy is to outperform the CAPS Pooled Fund Median over rolling three year periods. To implement this strategy the plan invests in a wide diversification of asset types and fund strategies. The target allocations for plan assets are approximately 80% equity securities, 15% bonds and 5% to all other types of investments. At December 31, 2009, the plan had 63 participants, plan assets of $9.6 million, an accumulated pension benefit obligation of $13.5 million, and a projected benefit obligation of $13.5 million. At December 31, 2008, the plan had 70 participants, plan assets of $6.9 million, an accumulated pension benefit obligation of $9.4 million, and a projected benefit obligation of $9.4 million. Pension expense for the years ended December 31, 2009 and 2008 was $0.5 million and $0.3 million, respectively. Pension expense was $0.1 million and $0.3 million, for the period from January 1 through April 18, 2007, and the period from April 19 through December 31, 2007, respectively.

At December 31, 2009, the estimated fair value of U.K.’s pension plan assets by asset type was: $7.9 million — equities; $0.9 million — bonds; $0.5 million — cash; and $0.3 million of other investments, which are primarily mutual funds invested in real estate properties. The estimated fair value of equities, bonds and cash are calculated using Level 1 inputs. The estimated fair value of property mutual funds are based on Level 3 inputs. There was no significant activity within the Level 3 investments during 2009.

The Company’s Deferred Compensation Plan covers select members of management as determined by its Compensation Committee. Under the plan, eligible employees may contribute a portion of their salary and annual bonus on a pretax basis. The plan is a non-qualified plan; therefore, the associated liabilities are included in the Company’s consolidated balance sheets as of December 31, 2009 and 2008. In addition, the Company maintains an irrevocable grantor’s trust to hold assets that fund benefit obligations under the plan, including corporate-owned life insurance policies. The cash surrender value of such policies is included in the consolidated balance sheets in other noncurrent assets and totaled $10.2 million and $7.1 million at December 31, 2009 and 2008, respectively. The Company’s obligations related to the plan were $11.6 million and $7.6 million, at December 31, 2009 and 2008,

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

respectively, of which $2.3 million and $0.4 million, respectively, are included in accrued salaries and benefits with the remaining amounts included in other long-term liabilities. Total expense under the plan for the years ended December 31, 2009 and 2008 was $0.3 million and $1.2 million, respectively. Total expense for the period January 1 through April 18, 2007, the period April 19 through December 31, 2007 was $0.3 million and $0.6 million, respectively.

(e)	Employment Agreements

The Company entered into employment agreements dated April 19, 2007 with Donald E. Steen and William H. Wilcox. The agreement with Mr. Steen, who serves as the Company’s Chairman provides for annual base compensation of $300,000 (as of December 31, 2009), subject to increases approved by the board of directors, a performance bonus based on the sole discretion of the Company’s Board of Directors, and his continued employment until November 14, 2011.

The agreement with Mr. Wilcox, the Company’s President and Chief Executive Officer provides for annual base compensation of $600,000 (as of December 31, 2009), subject to increases approved by the board of directors, and Mr. Wilcox is eligible for a performance bonus based on the sole discretion of the Company’s Board of Directors. The agreement renews automatically for two-year terms unless terminated by either party.

At December 31, 2009, the Company has employment agreements with 20 other senior managers which include one year terms and renew automatically for additional one year terms unless terminated by either party. The total annual base compensation under these agreements is $5.3 million as of December 31, 2009, subject to increases approved by the board of directors, and performance bonuses of up to a total of $5.7 million per year.

(18)	Subsequent Events

The Company has entered into letters of intent with various entities regarding possible joint venture, development or other transactions. These possible joint ventures, developments or other transactions are in various stages of negotiation. The Company’s management has evaluated subsequent events through February 23, 2010, the date that the consolidated financial statements were issued, and concluded there are no material subsequent events.

(19)	Condensed Consolidating Financial Statements

The following information is presented as required by regulations of the SEC in connection with the Company’s senior subordinated notes that have been registered with the SEC. While not required by SEC regulations, additional disclosures have also been presented in this note as required by the Company’s senior secured credit facility’s covenants. None of this information is routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services.

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

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of December 31, 2009	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$27,430	$7,460	$—	$34,890
Accounts receivable, net	—	54,202	35	54,237
Other receivables	46,975	45,776	(77,505)	15,246
Inventories of supplies	428	8,361	—	8,789
Prepaids and other current assets	26,264	4,518	—	30,782

Total current assets	101,097	120,317	(77,470)	143,944
Property and equipment, net	16,197	181,857	452	198,506
Investments in affiliates	1,027,814	—	(672,315)	355,499
Goodwill and intangible assets, net	857,802	353,212	391,173	1,602,187
Other assets	96,205	2,213	(73,162)	25,256

Total assets	$2,099,115	$657,599	$(431,322)	$2,325,392

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,396	$22,079	$—	$23,475
Accrued expenses and other	235,904	50,200	(75,956)	210,148
Current portion of long-term debt	5,480	20,116	(2,259)	23,337

Total current liabilities	242,780	92,395	(78,215)	256,960
Long-term debt, less current portion	952,311	118,892	(23,012)	1,048,191
Other long-term liabilities	146,072	13,122	(821)	158,373
Parent’s equity	757,952	412,362	(412,362)	757,952
Noncontrolling interests	—	20,828	83,088	103,916

Total liabilities and equity	$2,099,115	$657,599	$(431,322)	$2,325,392

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
As of December 31, 2008	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$42,025	$7,410	$—	$49,435
Accounts receivable, net	—	57,172	41	57,213
Other receivables	43,033	39,454	(65,417)	17,070
Inventories of supplies	109	8,970	—	9,079
Prepaids and other current assets	9,625	2,110	—	11,735

Total current assets	94,792	115,116	(65,376)	144,532
Property and equipment, net	16,036	184,959	829	201,824
Investments in affiliates	1,022,144	63	(714,436)	307,771
Goodwill and intangible assets, net	790,491	322,866	475,782	1,589,139
Other assets	97,400	152	(72,655)	24,897

Total assets	$2,020,863	$623,156	$(375,856)	$2,268,163

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$910	$21,284	$—	$22,194
Accrued expenses and other	153,249	46,371	(62,932)	136,688
Current portion of long-term debt	5,556	20,368	(1,436)	24,488

Total current liabilities	159,715	88,023	(64,368)	183,370
Long-term debt, less current portion	954,968	139,445	(20,954)	1,073,459
Other long-term liabilities	142,043	12,169	(1,056)	153,156
Parent’s equity	764,137	371,335	(371,335)	764,137
Noncontrolling interests	—	12,184	81,857	94,041

Total liabilities and equity	$2,020,863	$623,156	$(375,856)	$2,268,163

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations:

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2009 — Successor	Guarantors	Investees	Adjustments	Total

Revenues	$97,318	$547,726	$(22,679)	$622,365
Equity in earnings of unconsolidated affiliates	134,226	2,413	(74,868)	61,771
Operating expenses, excluding depreciation and amortization	72,845	369,060	(22,724)	419,181
Depreciation and amortization	7,380	27,541	376	35,297

Operating income	151,319	153,538	(75,199)	229,658
Interest expense, net	(60,386)	(7,894)	(5)	(68,285)
Other income (expense), net	(28,482)	710	(310)	(28,082)

Income from continuing operations before income taxes	62,451	146,354	(75,514)	133,291
Income tax benefit (expense)	7,215	(7,118)	—	97

Net income	69,666	139,236	(75,514)	133,388
Less: Net income attributable to noncontrolling interests	—	(11,128)	(52,594)	(63,722)

Net income attributable to Parent	$69,666	$128,108	$(128,108)	$69,666

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2008 — Successor	Guarantors	Investees	Adjustments	Total

Revenues	$94,119	$572,029	$(23,925)	$642,223
Equity in earnings of unconsolidated affiliates	113,516	2,465	(68,939)	47,042
Operating expenses, excluding depreciation and amortization	76,204	400,474	(23,926)	452,752
Depreciation and amortization	6,993	29,224	540	36,757

Operating income	124,438	144,796	(69,478)	199,756
Interest expense, net	(70,024)	(12,493)	96	(82,421)
Other income (expense), net	(1,383)	(97)	(310)	(1,790)

Income from continuing operations before income taxes	53,031	132,206	(69,692)	115,545
Income tax expense	(14,954)	(7,383)	4	(22,333)

Income from continuing operations	38,077	124,823	(69,688)	93,212
Loss from discontinued operations, net of tax	(563)	3	—	(560)

Net income	37,514	124,826	(69,688)	92,652
Less: Net income attributable to noncontrolling interests	—	(6,960)	(48,178)	(55,138)

Net income attributable to Parent	$37,514	$117,866	$(117,866)	$37,514

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Period from April 19 through		Non-Participating	Consolidation	Consolidated
December 31, 2007 — Successor	Guarantors	Investees	Adjustments	Total

Revenues	$63,009	$410,684	$(21,205)	$452,488
Equity in earnings of unconsolidated affiliates	71,090	833	(48,056)	23,867
Operating expenses, excluding depreciation and amortization	52,233	282,881	(21,193)	313,921
Depreciation and amortization	5,287	20,778	623	26,688

Operating income	76,579	107,858	(48,691)	135,746
Interest expense, net	(55,180)	(9,474)	—	(64,654)
Other income (expense), net	(574)	177	(45)	(442)

Income from continuing operations before income taxes	20,825	98,561	(48,736)	70,650
Income tax expense	(9,906)	(4,862)	176	(14,592)

Income from continuing operations	10,919	93,699	(48,560)	56,058
Loss from discontinued operations, net of tax	(2,190)	36	—	(2,154)

Net income	8,729	93,735	(48,560)	53,904
Less: Net income attributable to noncontrolling interests	—	(7,673)	(37,502)	(45,175)

Net income attributable to Parent	$8,729	$86,062	$(86,062)	$8,729

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Period from January 1 through		Non-Participating	Consolidation	Consolidated
April 18, 2007 — Predecessor	Guarantors	Investees	Adjustments	Total

Revenues	$26,714	$173,575	$(8,934)	$191,355
Equity in earnings of unconsolidated affiliates	28,137	158	(18,389)	9,906
Operating expenses, excluding depreciation and amortization	51,244	120,371	(9,118)	162,497
Depreciation and amortization	2,219	9,408	799	12,426

Operating income	1,388	43,954	(19,004)	26,338
Interest expense, net	(4,996)	(3,592)	—	(8,588)
Loss on early retirement of debt	(2,435)	—	—	(2,435)
Other income (expense), net	917	(718)	599	798

Income from continuing operations before income taxes	(5,126)	39,644	(18,405)	16,113
Income tax expense	(1,772)	(2,486)	2	(4,256)

Income (loss) from continuing operations	(6,898)	37,158	(18,403)	11,857
Loss from discontinued operations, net of tax	(251)	(207)	—	(458)

Net income (loss)	(7,149)	36,951	(18,403)	11,399
Less: Net income attributable to noncontrolling interests	—	(4,537)	(14,011)	(18,548)

Net income (loss) attributable to Parent	$(7,149)	$32,414	$(32,414)	$(7,149)

Condensed Consolidating Statements of Comprehensive Income (Loss):

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2009	Guarantors	Investees	Adjustments	Total

Net income	$69,666	$139,236	$(75,514)	$133,388
Other comprehensive income:
Foreign currency translation adjustments	21,967	21,967	(21,967)	21,967
Unrealized gain on interest rate swaps, net of tax	3,894	108	(108)	3,894
Pension adjustments, net of tax	(698)	(698)	698	(698)

Total other comprehensive income	25,163	21,377	(21,377)	25,163

Comprehensive income	94,829	160,613	(96,891)	158,551
Less: Comprehensive income attributable to noncontrolling interests	—	(11,128)	(52,594)	(63,722)

Comprehensive income attributable to Parent	$94,829	$149,485	$(149,485)	$94,829

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2008	Guarantor	Investees	Adjustments	Total

Net income	$37,514	$124,826	$(69,688)	$92,652
Other comprehensive income:
Foreign currency translation adjustments	(71,790)	(71,790)	71,790	(71,790)
Unrealized loss on interest rate swaps, net of tax	(10,051)	(1,280)	1,280	(10,051)
Pension adjustments, net of tax	(682)	(682)	682	(682)

Total other comprehensive loss	(82,523)	(73,752)	73,752	(82,523)

Comprehensive income (loss)	(45,009)	51,074	4,064	10,129
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(6,960)	(48,178)	(55,138)

Comprehensive income (loss) attributable to Parent	$(45,009)	$44,114	$(44,114)	$(45,009)

Condensed Consolidating Statements of USPI Stockholder’s Equity:

		Non-Participating	Consolidation	Consolidated
Successor	Guarantors	Investees	Adjustments	Total

Balance December 31, 2007	$806,806	$442,925	$(442,925)	$806,806
Net income	37,514	124,826	(69,688)	92,652
Net income attributable to noncontrolling interests	—	(6,960)	(48,178)	(55,138)
Contribution related to equity award grants by USPI Group Holdings, Inc.	2,340	513	(513)	2,340
Acquisitions and contributions	—	12,918	(12,918)	—
Disposals and deconsolidations	—	(15,675)	15,675	—
Distributions	—	(113,463)	113,463	—
Foreign currency translation and other	(82,523)	(73,749)	73,749	(82,523)

Balance, December 31, 2008	764,137	371,335	(371,335)	764,137

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
Successor	Guarantors	Investees	Adjustments	Total

Net income	69,666	139,236	(75,514)	133,388
Net income attributable to noncontrolling interests	—	(11,128)	(52,594)	(63,722)
Contribution related to equity award grants by USPI Group Holdings, Inc.	1,937	282	(282)	1,937
Acquisitions and contributions	(9,536)	26,410	(26,410)	(9,536)
Disposals and deconsolidations	(4,798)	(17,259)	17,259	(4,798)
Distributions	—	(117,890)	117,890	—
Dividend on common stock	(88,617)	—	—	(88,617)
Foreign currency translation and other	25,163	21,376	(21,376)	25,163

Balance, December 31, 2009	$757,952	$412,362	$(412,362)	$757,952

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2009 — Successor	Guarantor	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$69,666	$139,236	$(75,514)	$133,388
Changes in operating and intercompany assets and liabilities and noncash items included in net income	(3,035)	33,681	21,179	51,825

Net cash provided by (used in) operating activities	66,631	172,917	(54,335)	185,213
Cash flows from investing activities:
Purchases of property and equipment, net	(5,139)	(26,664)	—	(31,803)
Purchases of new businesses and equity interests, net	(57,625)	(11,816)	9,914	(59,527)
Other items, net	3,837	(10,668)	10,233	3,402

Net cash used in investing activities	(58,927)	(49,148)	20,147	(87,928)
Cash flows from financing activities:
Long-term borrowings, net	(2,750)	(19,684)	1,585	(20,849)
Purchases and sales of noncontrolling interests, net	(4,662)	2,595	—	(2,067)
Distributions to noncontrolling interests	—	(117,890)	54,335	(63,555)
Dividend payment on common stock	(88,617)	—	—	(88,617)
Increase in cash held on behalf of noncontrolling interest holders and other	73,730	11,064	(21,732)	63,062

Net cash used in financing activities	(22,299)	(123,915)	34,188	(112,026)

Effect of exchange rate changes on cash	—	196	—	196

Net increase (decrease) in cash	(14,595)	50	—	(14,545)
Cash at the beginning of the period	42,025	7,410	—	49,435

Cash at the end of the period	$27,430	$7,460	$—	$34,890

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2008 — Successor	Guarantor	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$37,514	$124,826	$(69,688)	$92,652
Loss on discontinued operations	563	(3)	—	560
Changes in operating and intercompany assets and liabilities and noncash items included in net income	12,306	28,855	11,213	52,374

Net cash provided by operating activities	50,383	153,678	(58,475)	145,586
Cash flows from investing activities:
Purchases of property and equipment, net	(4,189)	(26,974)	—	(31,163)
Purchases of new businesses and equity interests, net	(64,192)	(107)	—	(64,299)
Other items, net	(5,202)	(3,084)	2,411	(5,875)

Net cash used in investing activities	(73,583)	(30,165)	2,411	(101,337)
Cash flows from financing activities:
Long-term borrowings, net	28,700	(13,455)	1,527	16,772
Purchases and sales of noncontrolling interests, net	(26,430)	—	—	(26,430)
Distributions to noncontrolling interests	—	(113,462)	56,948	(56,514)
Other items, net	(3,759)	770	(2,411)	(5,400)

Net cash provided by (used in) financing activities	(1,489)	(126,147)	56,064	(71,572)

Net cash provided by discontinued operations	49	—	—	49
Effect of exchange rate changes on cash	—	(49)	—	(49)

Net decrease in cash	(24,640)	(2,683)	—	(27,323)
Cash at the beginning of the period	66,665	10,093	—	76,758

Cash at the end of the period	$42,025	$7,410	$—	$49,435

		Non-Participating	Consolidation	Consolidated
Period from April 19 through December 31, 2007 — Successor	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$8,729	$93,735	$(48,560)	$53,904
Loss from discontinued operations	2,190	(36)	—	2,154
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	24,239	27,120	2,519	53,878

Net cash provided by (used in) operating activities	35,158	120,819	(46,041)	109,936

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
Period from April 19 through December 31, 2007 — Successor	Guarantors	Investees	Adjustments	Total

Cash flows from investing activities:
Purchases of property and equipment, net	(3,733)	(7,990)	—	(11,723)
Purchases and sales of new businesses and equity interests, net	(41,211)	—	—	(41,211)
Other items, net	18,967	12,104	(20,244)	10,827

Net cash (used in) provided by investing activities	(25,977)	4,114	(20,244)	(42,107)
Cash flows from financing activities:
Long-term borrowings, net	703,031	(20,104)	2,265	685,192
Net equity contributions from USPI Group Holdings, Inc.	779,279	—	—	779,279
Payments to repurchase common stock	(1,430,879)	—	—	(1,430,879)
Purchases and sales of noncontrolling interests, net	(31,837)	—	—	(31,837)
Distributions to noncontrolling interests	—	(91,532)	46,041	(45,491)
Other items, net	(43,308)	(5,875)	17,979	(31,204)

Net cash provided by (used in) financing activities	(23,714)	(117,511)	66,285	(74,940)

Net cash provided by discontinued operations	742	—	—	742
Effect of exchange rate changes on cash	—	(70)	—	(70)

Net increase (decrease) in cash	(13,791)	7,352	—	(6,439)
Cash at the beginning of the period	80,456	2,741	—	83,197

Cash at the end of the period	$66,665	$10,093	$—	$76,758

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
Period from January 1 through April 18, 2007 — Predecessor	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$(7,149)	$36,951	$(18,403)	$11,399
Loss from discontinued operations	251	207	—	458
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	35,420	17,480	(17,452)	35,448

Net cash provided by operating activities	28,522	54,638	(35,855)	47,305
Cash flows from investing activities:
Purchases of property and equipment, net	(575)	(5,597)	—	(6,172)
Purchases and sales of new businesses and equity interests, net	(21,772)	—	—	(21,772)
Other items, net	(4,491)	(8,410)	4,373	(8,528)

Net cash used in investing activities	(26,838)	(14,007)	4,373	(36,472)
Cash flows from financing activities:
Long-term borrowings, net	(511)	9,688	4,083	13,260
Purchases and sales of noncontrolling interests, net	10,983	—	—	10,983
Distributions to noncontrolling interests	—	(55,096)	35,842	(19,254)
Proceeds from issuance of common stock	6,135	—	—	6,135
Change in cash held on behalf of unconsolidated affiliates	22,513	(175)	(8,443)	13,895
Other items, net	15,822	—	—	15,822

Net cash provided by (used in) financing activities	54,942	(45,583)	31,482	40,841

Net cash used in discontinued operations	(104)	—	—	(104)
Effect of exchange rate changes on cash	—	(113)	—	(113)

Net increase (decrease) in cash	56,522	(5,065)	—	51,457
Cash at the beginning of the period	23,934	7,806	—	31,740

Cash at the end of the period	$80,456	$2,741	$—	$83,197

(20)	New Accounting Pronouncements

In June 2009, the FASB Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) interests should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. ASU 2009-17 requires a number of additional disclosures about an entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 applies to the Company on January 1, 2010. The Company does not expect these changes to have a material impact on its consolidated financial statements and disclosures.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(21)	Selected Quarterly Financial Data (Unaudited)

	2009 Quarters
	First	Second	Third	Fourth

Net revenues	$157,139	$156,367	$152,381	$156,478
Income from continuing operations	21,982	32,857	53,511	25,038
Net income attributable to noncontrolling interests	(16,295)	(16,105)	(14,807)	(16,515)
Net income attributable to USPI’s common stockholder	5,687	16,752	38,704	8,523

	2008 Quarters
	First	Second	Third	Fourth

Net revenues	$165,400	$162,902	$153,663	$160,258
Income from continuing operations	23,072	21,360	19,361	29,419
Net income attributable to noncontrolling interests	(15,406)	(13,952)	(11,911)	(13,869)
Net income attributable to USPI’s common stockholder	7,721	6,463	7,441	15,889

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including case volumes, interest rates, acquisitions, changes in contracts, the timing of price changes, and financing activities. In addition, the Company has completed acquisitions and opened new facilities throughout 2008 and 2009, all of which significantly affect the comparability of net income from quarter to quarter.

(2) Financial Statement Schedule

The following financial statement schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Balance at	Additions Charged to:				Balance at
	Beginning of	Costs and	Other		Other	End of
	Period	Expenses	Accounts	Deductions(2)	Items(3)	Period
			(In thousands)

Period from January 1 through April 18, 2007 (Predecessor)(1)	$9,955	3,324	—	(2,269)	383	$11,393
Period from April 19 through December 31, 2007 (Successor)(1)	11,393	7,769	—	(7,946)	1,505	12,721
Year ended December 31, 2008 (Successor)(1)	12,721	7,568	—	(9,063)	318	11,544
Year ended December 31, 2009 (Successor)(1)	11,544	8,958	—	(10,149)	(2,193)	8,160

Valuation allowance for deferred tax assets

	Balance at	Additions Charged to:				Balance at
	Beginning of	Costs and	Other		Other	End of
	Period	Expenses	Accounts(4)	Deductions(5)	Items	Period
			(In thousands)

Period from January 1 through April 18, 2007 (Predecessor)	$2,460	1,323	—	—	—	$3,783
Period from April 19 through December 31, 2007 (Successor)	3,783	5,121	28,918	—	—	37,822
Year ended December 31, 2008 (Successor)	37,822	1,332	(596)	—	—	38,558
Year ended December 31, 2009 (Successor)	38,558	—	—	(31,193)	(4,082)	3,283

(1)	Includes amounts related to companies disposed of in 2007 through 2009.

(2)	Accounts written off.

(3)	Primarily beginning balances for purchased businesses and entities that were deconsolidated.

(4)	Recorded to goodwill

(5)	Reversal of deferred tax asset allowance (Note 14), recorded as a reduction of income tax expense.

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

S-1

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Consolidated Financial Statements
Years Ended June 30, 2009 and 2008
(With Independent Auditors’ Report Thereon)

REPORT OF INDEPENDENT AUDITORS

To The Board of Managers
Texas Health Ventures Group, L.L.C.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in members’ equity, and of cash flows present fairly, in all material respects, the financial position of Texas Health Ventures Group, L.L.C and Subsidiaries (the “Company”) at June 30, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The consolidated financial statements of the Company as of June 30, 2008 and for the year then ended were audited by other auditors whose report dated October 17, 2008 expressed an unqualified opinion on those statements.

/s/  PricewaterhouseCoopers LLP

October 28, 2009

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2009 AND 2008

	2009	2008
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash	$8,315	$3,527
Patient receivables, net of allowance for doubtful accounts of $9,097 and $10,448 at June 30, 2009 and 2008, respectively	41,489	45,417
Due from affiliate (Note 8)	70,370	30,676
Supplies	7,570	7,337
Prepaid and other current assets	2,120	1,728

Total current assets	129,864	88,685
PROPERTY AND EQUIPMENT, net (Note 2)	141,603	148,411
OTHER LONG-TERM ASSETS:
Investments in unconsolidated affiliates (Note 4)	1,687	1,618
Goodwill and intangible assets, net (Note 5)	137,303	131,319
Other	633	652

Total assets	$411,090	$370,685

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,063	$18,013
Accrued expenses and other	14,316	13,687
Due to affiliates (Note 8)	3,119	3,216
Current portion of long-term obligations (Note 6)	12,856	12,057

Total current liabilities	43,354	46,973
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION (Note 6)	120,357	123,646
OTHER LIABILITIES	13,376	10,238

Total liabilities	177,087	180,857
MINORITY INTERESTS	39,412	29,910
COMMINTMENTS AND CONTINGENCIES(Notes 7, 8, and 9)
MEMBERS’ EQUITY (Note 3)	194,591	159,918

Total liabilities and members’ equity	$411,090	$370,685

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
	(In thousands)

REVENUES:
Net patient service revenue	$424,071	$348,203
Management and royalty fee income (note 8)	588	600
Other income	532	469

Total revenues	425,191	349,272
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES (note 4)	977	1,059
OPERATING EXPENSES:
Salaries, benefits, and other employee costs	92,664	82,316
Medical services and supplies	98,270	78,203
Management and royalty fees (note 8)	17,021	14,546
Professional fees	3,880	5,714
Other operating expenses	59,491	52,434
Provision for doubtful accounts	12,420	13,646
Depreciation and amortization	18,898	17,706

Total operating expenses	302,644	264,565

Operating income	123,524	85,766
NONOPERATING EXPENSES:
Interest expense	(13,251)	(13,570)
Interest income (note 8)	640	1,445
Other expense, net	(252)	(61)

Income before minority interests and income taxes	110,661	73,580
MINORITY INTERESTS IN INCOME OF CONSOLIDATED SUBSIDIARIES	(56,760)	(34,341)

Income before income taxes	53,901	39,239
INCOME TAXES	(2,888)	(3,673)

Net income	$51,013	$35,566

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	Contributed Capital			Retained Earnings
	USP	BHS	BUMC	USP	BHS	BUMC	Total
	(In thousands)

Balance at June 30, 2007	$45,748	$45,932	$—	$21,335	$21,420	$—	$134,435
Net income	—	—	—	17,747	17,819	—	35,566
Contributions	14,381	7,457	4,092	—	—	—	25,930
Distributions to members	—	—	—	(17,971)	(18,042)	—	(36,013)
Assign BUMC 49% of BHS’ 50.1% interest in THVG, effective June 30, 2008	—	(52,983)	52,983	—	(20,731)	20,731	—
Transfer of equity in accordance with L.L.C. agreement	(1,442)	888	554	—	—	—	—

Balance at June 30, 2008	58,687	1,294	57,629	21,111	466	20,731	159,918
Net income	—	—	—	25,434	604	24,975	51,013
Distributions to members	—	(43)	—	(8,132)	(179)	(7,986)	(16,340)
Assign remaining BHS 1.1% interest in THVG to BUMC, effective June 30, 2009	—	(1,251)	1,251	—	(891)	891	—

Balance at June 30, 2009	$58,687	$—	$58,880	$38,413	$—	$38,611	$194,591

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,013	$35,566
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	12,420	13,646
Depreciation and amortization	18,898	17,706
Amortization of debt issue costs	3	3
Equity in earnings of unconsolidated affiliates, net of distributions received	(94)	(230)
Minority interests in income of consolidated subsidiaries, net of distributions paid	3,875	2,280
Changes in operating assets and liabilities, net of acquisitions
Patient receivables	(7,988)	(26,173)
Due from (to) affiliates, net	(97)	743
Supplies, prepaids, and other assets	(437)	(1,704)
Accounts payable and accrued expenses	(3,828)	4,295

Net cash provided by operating activities	73,765	46,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of new businesses and equity interests, net of cash received of $1,762 and $291 for 2009 and 2008, respectively	(5,554)	(9,476)
Sale of equity interests	9,048	952
Purchases of property and equipment	(6,612)	(18,301)
Sales of property and equipment	45	26
Cash collections on notes receivable from affiliates	—	1,338
Change in cash management balances with affiliate	(39,660)	7,692

Net cash used in investing activities	(42,733)	(17,769)

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — continued

FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
	(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	$3,534	$19,798
Payments on long-term obligations	(13,164)	(14,089)
Returns of capital to minority interest holders	(274)	(817)
Distributions to Company members	(16,340)	(36,013)

Net cash used in financing activities	(26,244)	(31,121)

INCREASE (DECREASE) IN CASH	4,788	(2,758)
CASH, beginning of period	3,527	6,285

CASH, end of period	$8,315	$3,527

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$13,441	$12,814
Cash paid for income taxes	2,365	2,375
Noncash transactions:
Noncash assets contributed by Members (note 3)	—	25,930
Asset acquired under capital leases	2,675	1,840

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Texas Health Ventures Group, L.L.C. and subsidiaries (THVG or the Company), a Texas limited liability company, was formed on January 21, 1997 for the primary purpose of developing, acquiring, and operating ambulatory surgery centers and related entities. Prior to June 29, 2008, Baylor Health Services (BHS), a Texas nonprofit corporation that is a controlled affiliate of Baylor Health Care System (BHCS), a Texas nonprofit corporation, owned 50.1% interest in THVG. On June 29, 2008, BHS distributed 49% of its existing 50.1% interest in THVG to Baylor University Medical Center (BUMC), a Texas nonprofit corporation whose sole member is BHCS. THVG is ultimately a subsidiary of BHCS through the combined ownership by BUMC and BHS (collectively referred to herein as Baylor). USP North Texas, Inc. (USP), a Texas corporation and subsidiary of United Surgical Partners International, Inc. (USPI), owns 49.9% of THVG. On June 30, 2009, BHS assigned its 1.1% remaining interest to BUMC. THVG’s fiscal year ends June 30. THVG’s subsidiaries’ fiscal years end December 31; however, the financial information of these subsidiaries included in these consolidated financial statements is as of and for the twelve months ended June 30, 2009 and 2008.

THVG owns equity interests in and operates ambulatory surgery centers, surgical hospitals, and related businesses in the Dallas/Fort Worth, Texas, metropolitan area. At June 30, 2009, THVG operated twenty-three facilities (the Facilities) under management contracts, twenty-two of which are consolidated for financial reporting purposes, and one of which is accounted for under the equity method. In addition, THVG holds equity method investments in two partnerships that each own the real estate used by two of the Facilities.

THVG has been funded by capital contributions from its members and by cash distributions from the Facilities. The board of managers, which is controlled by Baylor, initiates requests for capital contributions. The Facilities’ operating agreements provide that cash flows available for distribution will be distributed at least quarterly to THVG and other owners of the Facilities.

THVG’s operating agreement provides that the board of managers determine, on at least a quarterly basis, if THVG should make a cash distribution based on a comparison of THVG’s excess cash on hand versus current and anticipated needs, including, without limitation, needs for operating expenses, debt service, acquisitions, and a reasonable contingency reserve. The terms of THVG’s operating agreement provide that any distributions, whether driven by operating cash flows or by other sources, such as the distribution of noncash assets or distributions in the event THVG liquidates, are to be shared according to each member’s overall ownership level in THVG. Those ownership levels were 50.1% for BUMC and 49.9% for USP as of June 30, 2009, and 49% for BUMC, 1.1% for BHS and 49.9% for USP as of June 30, 2008.

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

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of THVG to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” or SFAS 157, which became effective for fiscal years beginning after November 15, 2007. This statement provides a single definition of fair value, establishes a framework for measuring fair value, and expanded disclosures concerning fair value measurements. In February 2008, the FASB agreed to a one-year deferral of the effective date for non-financial assets and liabilities that are recognized or disclosed at fair values in the consolidated financial statements on a nonrecurring basis. THVG adopted the provisions of SFAS 157 on July 1, 2008 for financial assets and liabilities. The adoption did not have a material impact on THVG’s consolidated financial position or results of operations. THVG does not expect that the adoption of the provisions for non-financial assets or liabilities will have a material impact on its results of operations or financial position.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which became effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. THVG adopted SFAS 159 on July 1, 2008. Since THVG has not utilized the fair value option for any allowable items, the adoption of SFAS 159 did not have an impact on THVG’s consolidated financial position or results of operations. However, in the future, THVG may elect to measure certain financial instruments at fair value in accordance with this standard.

In May 2009, the Financial Accounting Standards Board issued SFAS No. 165, “Subsequent Events,” or SFAS 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for THVG for the year ended June 30, 2009 and will be applied prospectively.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141R, “Business Combinations,” or SFAS 141R, which broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for business combinations entered into on or after July 1, 2009. THVG has not evaluated all of the provisions of SFAS 141R, however the impact of this new standard will be driven by the level of transactions and acquisitions entered into by THVG subsequent to the effective date.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In December 2008, the Financial Accounting Standards Board issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” or SFAS 160, which is effective for fiscal years beginning on or after December 15, 2009. SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the financial statements within the equity section but separate from the company’s equity. It also requires the amounts of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interest to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value. THVG has not evaluated all of the provisions of SFAS 160, and therefore has not determined the impact on the consolidated financial position or results of operations from the adoption of SFAS 160.

In June 2009, the Financial Accounting Standards Board concurrently issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” or SFAS 166, and Statement No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS 167, that change the way entities account for securitizations and other transfers of financial instruments. In addition to increased disclosure, these standards eliminate the concept of qualifying special purpose entities and change the test for consolidation of variable interest entities. These standards are effective for annual reporting periods beginning after November 15, 2009. THVG has not evaluated all of the provisions of these standards, but does not anticipate a material impact on the consolidated financial position or results of operations from the adoption of SFAS 166 or SFAS 167.

In June 2009, the Financial Accounting Standards Board issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles (a replacement of FASB Statement No. 162.” or SFAS 168, that establishes the FASB Accounting Standards Codificationtm (Codification) as the single source of authoritative US GAAP. The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure. The Codification is effective for THVG on July 1, 2009, and beginning with the financial statements for the year ending June 30, 2010, a new referencing system will be used to identify authoritative accounting standards.

Cash Equivalents

For purposes of the consolidated financial statements, THVG considers all highly liquid instruments with original maturities when purchased of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2009 or 2008.

Patient Receivables

Patient receivables are stated at estimated net realizable value. Significant concentrations of patient receivables at December 31, 2009 and 2008 include:

	2009	2008

Commercial and managed care providers	65%	69%
Government-related programs	16%	18%
Self-pay patients	19%	13%

	100%	100%

Receivables from government-related programs (i.e. Medicare and Medicaid) represent the only concentrated groups of credit risk for THVG and management does not believe that there is any credit risks associated with these receivables. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions, and do not represent any concentrated credit risk to THVG. THVG maintains allowances for uncollectible accounts for estimated losses resulting from the payors’

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

inability to make payments on accounts. THVG assesses the reasonableness of the allowance account based on historic write-offs, the aging of accounts and other current conditions. Furthermore, management continually monitors and adjusts the allowances associated with its receivables. Accounts are written off when collection efforts have been exhausted.

Supplies

Supplies, consisting primarily of pharmaceuticals and supplies inventories, are stated at cost, which approximates market value, and are expensed as used.

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

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates in which THVG exerts significant influence, but has less than a controlling ownership are accounted for under the equity method. THVG exerts significant influence in the operations of its unconsolidated affiliates through representation on the governing bodies of the investees and additionally, with respect to the Facilities, through contracts to manage the operations of the investee.

Intangible Assets and Goodwill

Intangible assets consist of costs in excess of net assets acquired (goodwill), costs associated with the purchase of management service contract rights, and other intangibles. Most of these assets have indefinite lives. Accordingly, these assets are not amortized but are instead tested for impairment annually or more frequently if changing circumstances warrant. Any decrease in fair value identified in a test for impairment would be recorded as an impairment loss in the consolidated statements of income. No such impairment was identified in 2009 or 2008. THVG amortizes intangible assets with definite useful lives over their respective useful lives to the estimated residual values and reviews them for impairment in the same manner as long-lived assets, discussed below.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. In the event of impairment, measurement of the amount of impairment may be based on appraisal, fair values of similar assets or estimates of future discounted cash flows resulting from use and ultimate disposition of the asset. No such impairment was identified in 2009 or 2008.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. In accordance with SFAS 157, the Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs (Level 3), depending on the nature of the item being valued. The Company does not have financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009. The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

The fair value of the Company’s long-term debt is determined by estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders. At June 30, 2009, the aggregate carrying amount and estimated fair value of long-term debt were $41,500,000 and $40,900,000, respectively. At June 30, 2008, the aggregate carrying amount and estimated fair value of long-term debt were $43,700,000 and $44,600,000, respectively.

Revenue Recognition

THVG has agreements with third-party payors that provide for payments to THVG at amounts different from its established rates. Payment arrangements include prospectively-determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors, and others for services rendered, including estimated contractual adjustments under reimbursement agreements with third party payors. Contractual adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. These contractual adjustments are related to the Medicare and Medicaid programs, as well as managed care contracts.

Net patient service revenue from the Medicare and Medicaid programs accounted for approximately 9% and 8% of total net patient service revenue in 2009 and 2008, respectively.

Net patient service revenue from managed care contracts accounted for approximately 89% and 85% of net patient service revenue in 2009 and 2008, respectively.

Net patient service revenue from private payors and charity care programs accounted for approximately 2% and 7% of total net patient service revenue in 2009 and 2008, respectively.

For facilities licensed as hospitals, federal regulations require the submission of annual cost reports covering medical costs and expenses associated with services provided to program beneficiaries. Medicare and Medicaid cost report settlements are estimated in the period services are provided to beneficiaries.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates with respect to the five THVG facilities licensed as hospitals may change by a material amount as interpretations are clarified. These initial estimates are revised as needed until final cost reports are settled.

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

The Texas franchise tax now applies to all THVG entities for any tax reports filed on or after January 1, 2008 and is reflected in the accompanying consolidated statements of income. Under the revised law, the tax is calculated on a margin base and is therefore reflected in THVG’s consolidated statements of income for the years ended June 30, 2008 and 2009 as income tax expense.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” (FIN 48), prescribes a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Prior to FIN 48, the determination of when to record a liability for a tax exposure was based on whether a liability was considered probable and reasonably estimable in accordance with FASB Statement No. 5,“Accounting for Contingencies.” On July 1, 2007, THVG adopted FIN 48 with no material impact on THVG’s consolidated financial statements.

As of June 30, 2009 and 2008, THVG had no gross unrecognized tax benefits. THVG files a partnership income tax return in the U.S. federal jurisdiction and a franchise tax return in the state of Texas. THVG is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2005. THVG has identified Texas as a “major” state taxing jurisdiction. THVG does not expect or anticipate a significant increase over the next twelve months in the unrecognized tax benefits.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

2.	PROPERTY AND EQUIPMENT

At June 30, 2009 and 2008, property and equipment and related accumulated depreciation and amortization consisted of the following (in thousands):

	Estimated
	Useful Lives	2009	2008

Buildings and leasehold improvements	5-25 years	$114,414	$110,629
Equipment	3-15 years	70,405	68,405
Furniture and fixtures	5-15 years	10,190	8,880
Construction in progress		1,536	124

		196,545	188,038
Less accumulated depreciation and amortization		(54,942)	(39,627)

Net property and equipment		$141,603	$148,411

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At June 30, 2009 and 2008, assets recorded under capital lease arrangements included in property and equipment consisted of the following (in thousands):

	2009	2008

Buildings	$81,271	$81,112
Equipment and furniture	16,591	16,163

	97,862	97,275
Less accumulated amortization	(20,584)	(15,823)

Net property and equipment under capital leases	$77,278	$81,452

3.	CAPITAL CONTRIBUTIONS BY MEMBERS

As discussed in Note 1, THVG receives part of its funding through cash and capital contributions from its members. During 2008, THVG received noncash capital contributions consisting primarily of investments in partnerships that operate surgery centers in the Dallas/Fort Worth area.

These noncash capital contributions, including THVG’s ownership in the investee, are as follows (in thousands):

	Ownership	Net Assets
Investee	Percentage	Contributed	Effective Date

Arlington Surgicare Partners, Ltd. (Arlington)	50.1%	$12,683	July 1, 2007
Rockwall Ambulatory Surgery Center, L.L.P.	50.1%	3,766	July 1, 2007
(Rockwall)
Metroplex Surgicare Partners, Ltd. (Metroplex)	50.1%	9,438	June 30, 2008

USP and Baylor previously owned the assets (noted in the table above) through another company they operate, THVG/HealthFirst (HealthFirst), which is a subsidiary of USP. On the effective dates listed above, HealthFirst, which held the assets and managed the facilities, distributed the assets to USP and Baylor, who in turn recontributed the majority of the assets to THVG. THVG recorded the contribution from Baylor at Baylor’s carrying value, as this was a contribution between a parent and subsidiary. THVG recorded the contribution from USP at fair value, based on an appraisal, as USP is a non-controlling member. Using these different bases is appropriate under generally accepted accounting principles and causes USP’s capital account to be greater than 49.9% of THVG’s total capital. However, any distributions of THVG’s assets continue to be allocated according to overall ownership levels, which are 50.1% to Baylor and 49.9% to USP as of June 30, 2009 and 2008, respectively. Accordingly, the impact of the difference has been reallocated on the accompanying consolidated statements of members’ equity to ensure that the capital account balances of THVG’s members correspond to the proportions at which net assets would be distributed. Concurrent with the contributions, THVG began managing the operations of the facility. The results of these transactions are included in THVG’s consolidated results of operations from the date of contribution.

REMAINDER OF PAGE INTENTIONALY LEFT BLANK

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The assets acquired and liabilities assumed resulting from the above contributions are summarized as follows (in thousands):

	Arlington	Rockwall	Metroplex

Current assets	$2,955	$1,250	$2,002
Property and equipment	4,196	805	1,436
Goodwill	11,912	8,254	8,424
Other noncurrent assets	164	20	25

Total assets acquired	19,227	10,329	11,887
Current liabilities	2,360	905	1,172
Long-term debt	3,412	5,606	267
Other noncurrent liabilities	—	8	—

Total liabilities assumed	5,772	6,519	1,439
Minority interests	772	44	1,010

Net assets acquired	$12,683	$3,766	$9,438

REMAINDER OF PAGE INTENTIONALY LEFT BLANK

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

4.	INVESTMENTS IN SUBSIDIARIES AND UNCONSOLIDATED AFFILIATES

THVG’s investments in consolidated subsidiaries and unconsolidated affiliates consisted of the following:

			Percentage Owned
			June 30,	June 30,
Legal Name	Facility	City	2009	2008

Consolidated subsidiaries(1):
Bellaire Outpatient Surgery Center, L.L.P.	Bellaire Surgery Center	Fort Worth	50.1%	50.1%
Dallas Surgical Partners, L.L.P.	Baylor Surgicare	Dallas	62.6	56.9
Dallas Surgical Partners, L.L.P.	Texas Surgery Center	Dallas	62.6	56.9
Dallas Surgical Partners, L.L.P.	Physicians Day Surgery Center	Dallas	62.6	56.9
Denton Surgicare Partners, Ltd.	Baylor Surgicare at Denton	Denton	50.1	50.1
Frisco Medical Center, L.L.P.	Baylor Medical Center at Frisco	Frisco	50.1	50.1
Garland Surgicare Partners, Ltd.	Baylor Surgicare at Garland	Garland	50.1	50.1
Grapevine Surgicare Partners, Ltd.	Baylor Surgicare at Grapevine	Grapevine	50.3	50.1
Lewisville Surgicare Partners, Ltd.	Baylor Surgicare at Lewisville	Lewisville	53.1	52.8
MSH Partners, L.P.	Mary Shiels Hospital	Dallas	42.4	56.9
North Central Surgical Center, L.L.P.	North Central Surgery Center	Dallas	32.2	28.9
North Garland Surgery Center, L.L.P.	North Garland Surgery Center	Garland	52.4	52.4
Rockwall/Heath Surgery Center, L.L.P.	Baylor Surgicare at Heath	Heath	50.1	50.1
Trophy Club Medical Center, L.P.	Trophy Club Medical Center	Fort Worth	52.5	50.5
Valley View Surgicare Partners, Ltd.	Baylor Surgicare at Valley View	Dallas	50.1	50.1

Baylor Surgical Hospital of Fort Worth Surgicare Partners, Ltd.	Fort Worth	Fort Worth	50.2	50.1
Arlington Surgicare Partners, Ltd.	Surgery Center of Arlington	Arlington	50.1	50.1
Rockwall Ambulatory Surgery Center, L.L.P.	Rockwall Surgery Center	Rockwall	50.1	50.1
Baylor Surgicare at Plano, L.L.C.	Baylor Surgicare at Plano	Plano	50.1	50.1
Metroplex Surgicare Partners, Ltd.	Metroplex Surgicare	Bedford	50.1	50.1
Arlington Orthopedic and Spine Hospitals, LLC	Arlington Hospital	Arlington	50.1	50.1
Baylor Surgicare at Granbury, LLC	Granbury Surgical Plaza	Granbury	50.6	—
Unconsolidated affiliates:
Denton Surgicare Real Estate, Ltd.	(2)	n/a	49.0	49.0
Irving-Coppell Surgical Hospital, L.L.P.	Irving-Coppell Surgical Hospital	Irving	18.3	18.4
MCSH Real Estate Investors, Ltd.	(2)	n/a	2.0	2.0

(1)	List excludes holding companies, which are wholly owned by the Company and hold the Company’s investments in the Facilities.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(2)	These entities are not surgical facilities and do not have ownership in any surgical facilities.

Additionally, in the ordinary course of business, THVG engages in purchases and sales of individual partnership units with physicians who invest in the Facilities and invests cash in projects under development. These transactions are summarized as follows:

•	Net payments made for the year ended June 30, 2008 for the purchase of additional interests in University Surgical Partners of Dallas, L. L. P. (USPD) totaling approximately $3,774,000. USPD consists of the following facilities: Baylor Surgicare, Texas Surgery Center, and Physicians Day Surgery Center.

•	Net proceeds received for the year ended June 20, 3009 from sales of additional interests in MSH Partners, L.P. (Mary Shiels Hospital) totaling approximately $1,983,000.

•	Payments made of $3,579,000 and proceeds received of $5,306,000 for the year ended June 30, 2009, and payments made of $1,538,000 and proceeds received of $952,000 for the year ended June 30, 2008, related to other transactions, primarily purchases and sales of individual partnership units with physicians who invest in the facilities.

Effective February 1, 2009, THVG acquired 50.63 membership units, a 50.63% equity interest, in Granbury Surgical Plaza (Granbury), for a purchase price of $805,000. Granbury, like the other facilities in which THVG invests, is operated by Baylor and USP through THVG, as described in Note 8.

REMAINDER OF PAGE INTENTIONALY LEFT BLANK

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the recorded values of Granbury’s assets acquired and liabilities assumed at the date of acquisition, as determined by internal and third-party valuations (in thousands):

Granbury Surgical Plaza

Current assets	$2,454
Property and equipment	2,847
Goodwill	3,916
Long-term assets	14

Total assets acquired	9,231

Current liabilities	882
Long-term liabilities	1,776
Long-term debt	5,768

Total liabilities assumed	8,426

Net assets acquired	$805

The acquisition of Granbury was accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. Some of those estimates are preliminary and subject to further adjustment. The results of the acquisition are included in THVG’s consolidated results of operations from the date of acquisition.

5.	GOODWILL AND INTANGIBLE ASSETS

At June 30, 2009 and 2008, goodwill and intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	2009	2008

Goodwill	$136,119	$130,137
Other intangible assets	1,184	1,182

Total	$137,303	$131,319

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of changes in the carrying amount of goodwill for the years ended June 30, 2009 and 2008 (in thousands):

Balance, July 1, 2007	$92,332
Additions:
Contribution of Arlington (note 3)	11,912
Contribution of Rockwall (note 3)	8,254
Contribution of Metroplex (note 3)	8,317
Acquisition of Plano	4,299
Purchase of additional interests in USPD	3,360
Other	1,663

Balance, June 30, 2008	130,137
Additions:
Acquisition of Granbury	3,916
Purchase of additional interests in USPD	1,121
Additional contribution from BHS for the Metroplex acquisition	107
Other	838

Balance, June 30, 2009	$136,119

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. THVG records interest expense for intangible debt issue costs on a straight-line basis over the term of the debt obligation, which approximates the effective interest method. The agreements underlying THVG’s management contract assets have no determinable termination date and, consequently, the related intangible assets have indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment at least annually. No impairment was recorded in 2009 or 2008.

The following is a summary of intangible assets at June 30, 2009 and 2008 (in thousands):

	June 30, 2009
	Gross Carrying	Accumulated
	Amount	Amortization	Total

Definite useful lives:
Debt issue costs	$84	$(50)	$34
Indefinite useful lives:
Management contracts	1,150	—	1,150

Total intangible assets	$1,234	$(50)	$1,184

	June 30, 2008
	Gross Carrying	Accumulated
	Amount	Amortization	Total

Definite useful lives:
Debt issue costs	$79	$(47)	$32
Indefinite useful lives:
Management contracts	1,150	—	1,150

Total intangible assets	$1,229	$(47)	$1,182

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Amortization of debt issue costs in the amount of $3,000 is included in interest expense for both years ended June 30, 2009 and 2008.

6.	LONG TERM OBLIGATIONS

At June 30, 2009 and 2008, long-term obligations consisted of the following (in thousands):

	2009	2008

Capital lease obligations (Note 7)	$91,679	$92,044
Notes payable to financial institutions	41,534	43,659

Total long-term obligations	133,213	135,703
Less current portion	(12,856)	(12,057)

Long-term obligations, less current portion	$120,357	$123,646

The aggregate maturities of long-term obligations for each of the five years subsequent to June 30, 2009 and thereafter are as follows (in thousands):

2010	$10,015
2011	9,667
2012	8,751
2013	4,368
2014	3,103
Thereafter	5,630

Total long-term obligations	$41,534

Capital lease obligations are collateralized by underlying real estate or equipment and have interest rates ranging from 3.50% to 12.66%.

The Facilities have notes payable to financial institutions which mature at various dates through 2016 and accrue interest at fixed and variable rates ranging from 3.11% to 9.5%. Each note is collateralized by certain assets of the respective Facility.

7.	LEASES

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

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Minimum future payments under noncancelable leases with remaining terms in excess of one year as of June 30, 2009 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

Year ending June 30:
2010	$13,069	$10,272
2011	12,517	8,996
2012	12,124	8,925
2013	11,922	8,259
2014	11,671	8,007
Thereafter	151,961	74,057

Total minimum lease payments	213,264	$118,516

Amount representing interest	(121,585)

Total principal payments	$91,679

Total rent expense under operating leases was approximately $13,149,000 and $12,163,000 for the years ended June 30, 2009 and 2008, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.

8.	RELATED-PARTY TRANSACTIONS

THVG operates the facilities under management and royalty contracts, and THVG in turn is managed by Baylor and USP, resulting in THVG incurring management and royalty fee expense payable to Baylor and USP in amounts equal to the management and royalty fee income THVG receives from the Facilities. THVG’s management and royalty fee income from the facilities it consolidates for financial reporting purposes eliminates in consolidation with the facilities’ expense and therefore is not included in THVG’s consolidated revenues. THVG’s management and royalty fee income from facilities which are not consolidated was approximately $588,000 and $600,000 for the years ended June 30, 2009 and 2008, respectively, and is included in the consolidated revenues of THVG.

The management and royalty fee expense to Baylor and USP was $17,021,000 and $14,546,000 for the years ended June 30, 2009 and 2008, respectively, and is reflected in operating expenses in THVG’s consolidated statements of income. Of the total, 64.3% and 34.0% represent management fees payable to USP and Baylor, respectively, and 1.7% represents royalty fees payable to Baylor.

Under the management and royalty agreements, the Facilities pay THVG an amount ranging from 4.5% to 7% of their net patient service revenue less provision for doubtful accounts annually, subject, in some cases, to an annual cap. Management and royalty fees and other reimbursable costs owed by THVG and its Facilities to USP and Baylor totaled $3,119,000 and $3,216,000 at June 30, 2009 and 2008, respectively, and are included in due to affiliates in the accompanying consolidated balance sheets.

In addition, a subsidiary of USPI frequently pays bills on behalf of THVG and has custody of substantially all of THVG’s excess cash, paying THVG and the Facilities interest income on the net balance at prevailing market rates. Amounts held by USPI on behalf of THVG and the facilities totaled $70,370,000 and $30,676,000 at June 30, 2009 and 2008, respectively. The interest income amounted to $604,000 and $1,306,000 for the years ended June 30, 2009 and 2008, respectively.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

9.	COMMITMENTS AND CONTINGENCIES

Financial Guarantees

As of June 30, 2009, THVG issued guarantees of portions of the indebtedness of its investees to third-parties, which could potentially require THVG to make maximum aggregate payments totaling approximately $10,100,000. Of the total, $7,500,000 relates to the obligations of four consolidated subsidiaries, whose obligations are included in THVG’s consolidated balance sheet and related disclosures, and the remaining $2,600,000 relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in THVG’s consolidated balance sheet and related disclosures. These arrangements (a) consist of guarantees of real estate and equipment financing, (b) are collateralized by all or a portion of the investees’ assets, (c) require payments by THVG in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2021, or earlier if certain performance targets are met, and (e) provide no recourse for THVG to recover any amounts from third-parties. The fair value of the guarantee liability was not material to the consolidated financial statements and, therefore, no amounts were recorded at June 30, 2009 related to these guarantees. When THVG incurs guarantee obligations that are disproportionately greater than the guarantees provided by the investee’s other owners, THVG charges the investee a fair market value fee based on the value of the contingent liability THVG is assuming.

Litigation and Professional Liability Claims

In their normal course of business, the facilities are subject to claims and lawsuits relating to patient treatment. THVG believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements. USPI, on behalf of THVG and each of the Facilities, maintains professional liability insurance that provides coverage on a claims-made basis of $1,000,000 per incident and $11,000,000 in annual aggregate amount with retroactive provisions upon policy renewal. Certain of THVG’s insurance policies have deductibles and contingent premium arrangements. THVG believes that the expense recorded through June 30, 2009, which was estimated based on historical claims, adequately provides for its exposure under these arrangements. Additionally, from time to time, THVG may be named as a party to other legal claims and proceedings in the ordinary course of business. THVG is not aware of any such claims or proceedings that have more than a remote chance of having a material adverse impact on THVG.

10.	SUBSEQUENT EVENTS

THVG regularly engages in exploratory discussions or enters into letters of intent with various entities regarding possible joint venture, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation.

THVG has performed an evaluation of subsequent events thru October 28, 2009, which is the date the consolidated financials statements were available to be issued.

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

The assets acquired and liabilities assumed resulting from the above contributions are summarized as follows (in thousands):

	Fort Worth
	and MCSH	Arlington	Rockwall	Metroplex

Current assets	$7,015	$2,955	$1,250	$2,302
Investments in unconsolidated affiliates	88	—	—	—
Property and equipment	12,642	4,196	805	1,436
Goodwill	18,320	11,912	8,254	8,317
Other noncurrent assets	212	164	20	25

Total assets acquired	38,277	19,227	10,329	12,080
Current liabilities	5,293	2,360	905	1,172
Long-term debt	11,838	3,412	5,606	267
Other noncurrent liabilities	42	—	8	—

Total liabilities assumed	17,173	5,772	6,519	1,439
Minority interests payable	1,346	772	44	1,160

Net assets acquired	$19,758	$12,683	$3,766	$9,481

4.	INVESTMENTS IN SUBSIDIARIES AND UNCONSOLIDATED AFFILIATES

THVG’s investments in consolidated subsidiaries and unconsolidated affiliates consisted of the following:

			Percentage Owned
			June 30,	June 30,
Legal Name	Facility	City	2008	2007

Consolidated subsidiaries(1):
Bellaire Outpatient Surgery Center, L.L.P.	Bellaire Surgery Center	Fort Worth	50.1%	50.1%
Dallas Surgical Partners, L.L.P.	Baylor Surgicare	Dallas	56.9	50.1
Dallas Surgical Partners, L.L.P.	Texas Surgery Center	Dallas	56.9	50.1
Dallas Surgical Partners, L.L.P.	Physicians Day Surgery Center	Dallas	56.9	50.1
Denton Surgicare Partners, Ltd.	Baylor Surgicare at Denton	Denton	50.1	50.1
Frisco Medical Center, L.L.P.	Baylor Medical Center at Frisco	Frisco	50.1	50.1
Garland Surgicare Partners, Ltd.	Baylor Surgicare at Garland	Garland	50.1	50.1
Grapevine Surgicare Partners, Ltd.	Baylor Surgicare at Grapevine	Grapevine	50.1	50.1
Lewisville Surgicare Partners, Ltd.	Baylor Surgicare at Lewisville	Lewisville	52.8	51.1
MSH Partners, L.P.	Mary Shiels Hospital	Dallas	56.9	50.1
North Central Surgical Center, L.L.P.	North Central Surgery Center	Dallas	28.9	25.5
North Garland Surgery Center, L.L.P.	North Garland Surgery Center	Garland	52.4	51.1
Rockwall/Heath Surgery Center, L.L.P.	Baylor Surgicare at Heath	Heath	50.1	50.1
Trophy Club Medical Center, L.P.	Trophy Club Medical Center	Fort Worth	50.5	50.1
Valley View Surgicare Partners, Ltd.	Baylor Surgicare at Valley View	Dallas	50.1	50.1
	Baylor Surgical Hospital of

			Percentage Owned
			June 30,	June 30,
Legal Name	Facility	City	2008	2007

Fort Worth Surgicare Partners, Ltd.	Fort Worth	Fort Worth	50.1	50.1
Arlington Surgicare Partners, Ltd.	Surgery Center of Arlington	Arlington	50.1	—
Rockwall Ambulatory Surgery Center, L.L.P.	Rockwall Surgery Center	Rockwall	50.1	—
Baylor Surgicare at Plano, L.L.C.	Baylor Surgicare at Plano	Plano	50.1	—
Metroplex Surgicare Partners, Ltd.	Metroplex Surgicare	Bedford	50.1	—
Arlington Orthopedic and Spine Hospitals, LLC	Arlington Hospital	Arlington	50.1	—
Unconsolidated affiliates:
Denton Surgicare Real Estate, Ltd.	(2)	n/a	49.0%	49.0%
Irving-Coppell Surgical Hospital, L.L.P.	Irving-Coppell Surgical Hospital	Irving	18.4	17.8
MCSH Real Estate Investors, Ltd.	(2)	n/a	2.0	2.0

(1)	List excludes holding companies, which are wholly owned by the Company and hold the Company’s investments in the Facilities.

(2)	These entities are not surgical facilities and do not have ownership in any surgical facilities.

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

(4) Exhibits:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of January 27, 2006, by and among United Surgical Partners International, Inc., Peak ASC Acquisition Corp. and Surgis, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 31, 2006 and incorporated herein by reference).(1)
2.2	Agreement and Plan of Merger, dated as of January 7, 2007, by and among the Company, UNCN Holdings, Inc. and UNCN Acquisition Corp. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2007 and incorporated herein by reference).(1)
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1(A) to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.1(B) to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
4.1	Indenture governing 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinated Toggle Note due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee. (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
4.2	Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
10.1	Credit Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending., Inc. and UBS Securities LLC, as Co-Documentation Agents.(2)
10.2	Amendment No. 1 to that certain Credit Agreement dated as of April 19, 2007, among United Surgical Partners International, Inc., USPI Holdings, Inc., as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending, Inc. and UBS Securities LLC, as Co-Documentation Agents (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2009 and incorporated herein by reference).(1)
10.3	Guarantee and Collateral Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, the subsidiaries of the Company identified therein and Citibank, N.A., as Collateral Agent.(2)
10.4	Employment Agreement, dated as of April 19, 2007, by and between the Company and Donald E. Steen (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.5	Employment Agreement, dated as of April 19, 2007, by and between the Company and William H. Wilcox (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.6	Employment Agreement, dated as of April 19, 2007, by and between the Company and Brett P. Brodnax (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.7	Employment Agreement, dated as of April 19, 2007, by and between the Company and Niels P. Vernegaard (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.8	Employment Agreement, dated as of April 19, 2007, by and between the Company and Mark A. Kopser (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.9	Employment Agreement, dated as of April 19, 2007, by and between the Company and John J. Wellik (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

Exhibit
Number	Description

10.10	USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (No. 333-144337) and incorporated herein by reference).(1)(3)
10.11	First Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2009 and incorporated herein by reference).(1)(3)
10.12	Amended and Restated Deferred Compensation Plan (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2009 and incorporated herein by reference).(1)(3)
10.13	Form of Indemnification Agreement between United Surgical Partners International, Inc. and its directors and officers (previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).(1)(3)
21.1	List of the Company’s subsidiaries.(2)
24.1	Power of Attorney — Donald E. Steen(2)
24.2	Power of Attorney — Joel T. Allison(2)
24.3	Power of Attorney — Michael E. Donovan(2)
24.4	Power of Attorney — John C. Garrett, M.D.(2)
24.5	Power of Attorney — D. Scott Mackesy(2)
24.6	Power of Attorney — James Ken Newman(2)
24.7	Power of Attorney — Boone Powell, Jr.(2)
24.8	Power of Attorney — Paul B. Queally(2)
24.9	Power of Attorney — Raymond A. Ranelli(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed.

(2)	Filed herewith.

(3)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

By:	/s/ William H. Wilcox
William H. Wilcox
President, Chief Executive Officer and Director

Date: February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

* Donald E. Steen	Chairman of the Board	February 23, 2010

/s/ William H. Wilcox William H. Wilcox	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2010

/s/ Mark A. Kopser Mark A. Kopser	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2010

/s/ J. Anthony Martin J. Anthony Martin	Vice President, Corporate Controller And Chief Accounting Officer (Principal Accounting Officer)	February 23, 2010

* Joel T. Allison	Director	February 23, 2010

* Michael E. Donovan	Director	February 23, 2010

* John C. Garrett, M.D.	Director	February 23, 2010

* D. Scott Mackesy	Director	February 23, 2010

* James Ken Newman	Director	February 23, 2010

* Boone Powell, Jr.	Director	February 23, 2010

Signature	Title	Date

* Paul B. Queally	Director	February 23, 2010

* Raymond A. Ranelli	Director	February 23, 2010

*	John J. Wellik, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

By:	/s/ John J. Wellik
John J. Wellik
Attorney-in-fact

Date: February 23, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of January 27, 2006, by and among United Surgical Partners International, Inc., Peak ASC Acquisition Corp. and Surgis, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 31, 2006 and incorporated herein by reference).(1)
2.2	Agreement and Plan of Merger, dated as of January 7, 2007, by and among the Company, UNCN Holdings, Inc. and UNCN Acquisition Corp. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2007 and incorporated herein by reference).(1)
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1(A) to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.1(B) to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
4.1	Indenture governing 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinated Toggle Note due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee. (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
4.2	Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
10.1	Credit Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending., Inc. and UBS Securities LLC, as Co-Documentation Agents.(2)
10.2	Amendment No. 1 to that certain Credit Agreement dated as of April 19, 2007, among United Surgical Partners International, Inc., USPI Holdings, Inc., as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending, Inc. and UBS Securities LLC, as Co-Documentation Agents (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2009 and incorporated herein by reference).(1)
10.3	Guarantee and Collateral Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, the subsidiaries of the Company identified therein and Citibank, N.A., as Collateral Agent.(2)
10.4	Employment Agreement, dated as of April 19, 2007, by and between the Company and Donald E. Steen (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.5	Employment Agreement, dated as of April 19, 2007, by and between the Company and William H. Wilcox (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.6	Employment Agreement, dated as of April 19, 2007, by and between the Company and Brett P. Brodnax (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.7	Employment Agreement, dated as of April 19, 2007, by and between the Company and Niels P. Vernegaard (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.8	Employment Agreement, dated as of April 19, 2007, by and between the Company and Mark A. Kopser (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.9	Employment Agreement, dated as of April 19, 2007, by and between the Company and John J. Wellik (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

Exhibit
Number	Description

10.10	USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (No. 333-144337) and incorporated herein by reference).(1)(3)
10.11	First Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2009 and incorporated herein by reference ).(1)(3)
10.12	Amended and Restated Deferred Compensation Plan (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2009 and incorporated herein by reference).(1)(3)
10.13	Form of Indemnification Agreement between United Surgical Partners International, Inc. and its directors and officers (previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).(1)(3)
21.1	List of the Company’s subsidiaries.(2)
24.1	Power of Attorney — Donald E. Steen(2)
24.2	Power of Attorney — Joel T. Allison(2)
24.3	Power of Attorney — Michael E. Donovan(2)
24.4	Power of Attorney — John C. Garrett, M.D.(2)
24.5	Power of Attorney — D. Scott Mackesy(2)
24.6	Power of Attorney — James Ken Newman(2)
24.7	Power of Attorney — Boone Powell, Jr.(2)
24.8	Power of Attorney — Paul B. Queally(2)
24.9	Power of Attorney — Raymond A. Ranelli(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed.

(2)	Filed herewith.

(3)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.