Form 10-Q
period 2010-03-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2010-05-05
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

The number of shares of Common Stock of the Registrant outstanding at May 5, 2010 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note:  Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
United Surgical Partners International, Inc.:

We have reviewed the accompanying consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of March 31, 2010, and the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for the three-month periods ended March 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Dallas, Texas
May 5, 2010

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands — except share data)

ASSETS
Cash and cash equivalents	$38,791	$34,890
Accounts receivable, net of allowance for doubtful accounts of $8,095 and $8,160, respectively	49,595	54,237
Other receivables	21,549	15,246
Inventories of supplies	8,568	8,789
Deferred tax asset, net	15,317	16,400
Prepaids and other current assets	15,802	14,382

Total current assets	149,622	143,944
Property and equipment, net	195,420	198,506
Investments in unconsolidated affiliates	353,477	355,499
Goodwill	1,264,640	1,279,291
Intangible assets, net	321,221	322,896
Other assets	29,467	25,256

Total assets	$2,313,847	$2,325,392

LIABILITIES AND EQUITY
Accounts payable	$20,123	$23,475
Accrued salaries and benefits	24,841	33,015
Due to affiliates	124,157	129,296
Accrued interest	18,760	8,784
Current portion of long-term debt	25,559	23,337
Other current liabilities	42,351	39,053

Total current liabilities	255,791	256,960
Long-term debt, less current portion	1,034,496	1,048,191
Other long-term liabilities	34,658	32,466
Deferred tax liability, net	128,595	125,907

Total liabilities	1,453,540	1,463,524
Noncontrolling interests — redeemable (Note 3)	67,129	63,865
Equity:
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	787,059	789,505
Accumulated other comprehensive loss	(73,133)	(58,845)
Retained earnings	39,303	27,292

Total USPI stockholder’s equity	753,229	757,952
Noncontrolling interests — non-redeemable (Note 3)	39,949	40,051

Total equity	793,178	798,003

Total liabilities and equity	$2,313,847	$2,325,392

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	(Unaudited — in thousands)

Revenues:
Net patient service revenues	$122,807	$134,576
Management and contract service revenues	19,743	18,783
Other revenues	2,293	3,780

Total revenues	144,843	157,139
Equity in earnings of unconsolidated affiliates	14,288	13,559
Operating expenses:
Salaries, benefits, and other employee costs	40,632	42,875
Medical services and supplies	25,285	25,753
Other operating expenses	23,426	24,297
General and administrative expenses	8,548	10,344
Provision for doubtful accounts	1,883	2,052
Depreciation and amortization	8,298	8,956

Total operating expenses	108,072	114,277

Operating income	51,059	56,421
Interest income	364	466
Interest expense	(18,114)	(18,218)
Other, net (Note 3)	93	(10,064)

Total other expense, net	(17,657)	(27,816)

Income before income taxes	33,402	28,605
Income tax expense	(7,756)	(6,623)

Net income	25,646	21,982
Less: Net income attributable to noncontrolling interests	(13,635)	(16,295)

Net income attributable to USPI’s common stockholder	$12,011	$5,687

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
	(Unaudited — in thousands)

Net income	$25,646	$21,982
Other comprehensive income:
Foreign currency translation adjustments	(14,588)	(4,480)
Unrealized gain (loss) on interest rate swaps, net of tax	300	(63)

Total other comprehensive loss	(14,288)	(4,543)

Comprehensive income	11,358	17,439

Comprehensive income attributable to noncontrolling interests	(13,635)	(16,295)

Comprehensive income (loss) attributable to USPI’s common stockholder	$(2,277)	$1,144

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statement of Changes in Equity
For the Three Months Ended March 31, 2010

		USPI’s Common Stockholder
						Accumulated
					Additional	Other		Noncontrolling
		Comprehensive	Outstanding		Paid-in	Comprehensive	Retained	Interests
	Total	Income (Loss)	Shares	Par Value	Capital	Income (Loss)	Earnings	Non-Redeemable
	(Unaudited — in thousands, except share amounts)

Balance, December 31, 2009	$798,003	$—	100	$—	$789,505	$(58,845)	$27,292	$40,051
Distributions to noncontrolling interests	(1,702)	—	—	—	—	—	—	(1,702)
Purchases of noncontrolling interests	(88)	—	—	—	(28)	—	—	(60)
Sales of noncontrolling interests	(2,797)	—	—	—	(2,950)	—	—	153
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	532	—	—	—	532	—	—	—
Comprehensive income:
Net income	13,518	12,011	—	—	—	—	12,011	1,507
Other comprehensive loss:
Unrealized gain on interest rate swaps, net of tax	300	300	—	—	—	300	—	—
Foreign currency translation adjustments	(14,588)	(14,588)	—	—	—	(14,588)	—	—

Other comprehensive loss	(14,288)	(14,288)	—	—	—	—	—	—

Comprehensive income (loss)	(770)	$(2,277)	—	—	—	—	—	1,507

Balance, March 31, 2010	$793,178		100	$—	$787,059	$(73,133)	$39,303	$39,949

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statement of Changes in Equity
For the Three Months Ended March 31, 2009

		USPI’s Common Stockholder
						Accumulated
					Additional	Other		Noncontrolling
		Comprehensive	Outstanding		Paid-in	Comprehensive	Retained	Interests
	Total	Income (Loss)	Shares	Par Value	Capital	Loss	Earnings	Non-Redeemable
	(Unaudited — in thousands, except share amounts)

Balance, December 31, 2008	$805,964	$—	100	$—	$801,902	$(84,008)	$46,243	$41,827
Distributions to noncontrolling interests	(605)	—	—	—	—	—	—	(605)
Purchases of noncontrolling interests	(668)	—	—	—	(453)	—	—	(215)
Sales of noncontrolling interests	(2,146)	—	—	—	(2,142)	—	—	(4)
Deconsolidation of subsidiaries	(5,852)	—	—	—	—	—	—	(5,852)
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	462	—	—	—	462	—	—	—
Comprehensive income:
Net income	6,915	5,687	—	—	—		5,687	1,228
Other comprehensive loss:
Unrealized loss on interest rate swaps, net of tax	(63)	(63)	—	—	—	(63)	—	—
Foreign currency translation adjustments	(4,480)	(4,480)	—	—	—	(4,480)	—	—

Other comprehensive loss	(4,543)	(4,543)	—	—	—	—	—	—

Comprehensive income	2,372	$1,144	—	—	—	—	—	1,228

Balance, March 31, 2009	$799,527		100	$—	$799,769	$(88,551)	$51,930	$36,379

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
	Unaudited — in thousands)

Cash flows from operating activities:
Net income	$25,646	$21,982
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,883	2,052
Depreciation and amortization	8,298	8,956
Amortization of debt issue costs	790	771
Deferred income taxes	3,729	4,621
Loss on sales of equity interests and other	419	10,077
Equity in earnings of unconsolidated affiliates, net of distributions received	1,412	(1,963)
Equity-based compensation	479	442
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	1,984	(1,707)
Other receivables	(1,117)	1,691
Inventories of supplies, prepaids and other current assets	(2,957)	(2,109)
Accounts payable and other current liabilities	(1,373)	7,880
Long-term liabilities	224	(393)

Net cash provided by operating activities	39,417	52,300

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(1,194)	(6,034)
Proceeds from sales of businesses and equity interests	1,720	877
Purchases of property and equipment	(8,521)	(5,376)
Returns of capital from unconsolidated affiliates	461	718
(Increase) decrease in deposits and notes receivable	(1,503)	60

Net cash used in investing activities	(9,037)	(9,755)

Cash flows from financing activities:
Proceeds from long-term debt	3,089	110
Payments on long-term debt	(10,982)	(8,328)
(Decrease) increase in cash held on behalf of unconsolidated affiliates	(5,027)	44,246
Purchases and sales of noncontrolling interests, net	680	(256)
Distributions to noncontrolling interests	(14,154)	(13,964)

Net cash (used in) provided by financing activities	(26,394)	21,808

Effect of exchange rate changes on cash and cash equivalents	(85)	(53)

Net increase in cash and cash equivalents	3,901	64,300
Cash and cash equivalents at beginning of period	34,890	49,435

Cash and cash equivalents at end of period	$38,791	$113,735

Supplemental information:
Interest paid	$7,420	$8,607
Income taxes paid	1,703	1,381
Non-cash transactions:
Assets acquired under capital lease obligations	$1,278	$1,163

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of ambulatory surgery centers, surgical hospitals and related businesses in the United States and Europe. At March 31, 2010, the Company, headquartered in Dallas, Texas, operated 169 short-stay surgical facilities. Of these 169 facilities, the Company consolidates the results of 59 and accounts for 110 under the equity method. The Company operates in two countries, with 165 of its 169 facilities located in the United States of America; the remaining four facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At March 31, 2010, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 111 of the Company’s 165 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

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

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s December 31, 2009 Form 10-K. It is management’s opinion that the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the 2010 presentation. Net operating results have not been affected by these reclassifications.

(2)	Investments in Unconsolidated Affiliates

The Company’s U.S. facilities are generally operated through separate legal entities in which the Company holds an equity interest. Other investors include physicians who utilize the facility and, in many cases, a local not-for-profit health system.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The Company controls 55 of these entities and therefore consolidates their results. However, the Company accounts for an increasing majority (110 of its 165 U.S. facilities at March 31, 2010) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity. The majority of these investments are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Unconsolidated facilities operated at period-end	110	106
Income statement information:
Revenues	$293,811	$272,511
Operating expenses:
Salaries, benefits, and other employee costs	72,221	65,139
Medical services and supplies	69,211	61,265
Other operating expenses	69,910	64,782
Depreciation and amortization	12,979	12,577

Total operating expenses	224,321	203,763

Operating income	69,490	68,748
Interest expense, net	(6,123)	(6,032)
Other, net	441	354

Income before income taxes	$63,808	$63,070

Balance sheet information:
Current assets	$260,015	$245,578
Noncurrent assets	438,956	404,149
Current liabilities	152,105	148,882
Noncurrent liabilities	303,139	301,402

The Company regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the three months ended March 31, 2010, these transactions resulted in a net cash inflow of approximately $0.5 million.

(3)	Noncontrolling Interests

The Company controls and therefore consolidates the results of 59 of its 169 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

During the three months ended March 31, 2010, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $0.2 million and $0.9 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Net income attributable to USPI	$12,011	$5,687
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(2,950)	(2,142)
Decrease in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	(28)	(453)

Net transfers to noncontrolling interests	(2,978)	(2,595)

Change in equity from net income attributable to USPI and transfers to noncontrolling interests	$9,033	$3,092

In addition, as part of its strategy of partnering with physicians and not-for-profit health systems, the Company from time to time surrenders control of an entity but retains a noncontrolling interest (classified within “investments in unconsolidated affiliates”). These transactions result in a gain or loss, computed as the difference between (a) the sales proceeds and fair value of the retained investment and (b) the Company’s carrying value of the investment prior to the transaction. Gains or losses for such transactions are classified within “Other, net” in the accompanying consolidated statements of income and their cash flow effects within investing activities. During the three months ended March 31, 2010, the Company completed one such transaction whereby it merged a consolidated surgery center into a surgery center accounted for under the equity method. A local not-for-profit health system obtained ownership in the combined center. The Company received immaterial proceeds and recorded a pretax gain of approximately $0.6 million, which was primarily related to the revaluation of the Company’s remaining investment in the entity to fair value.

During the three months ended March 31, 2009, the Company completed one such transaction. A controlling interest in an entity was sold to a hospital partner as part of its strategy for partnering with this health system. The hospital partner already had a 49% ownership interest in this entity, which owns and manages two surgical facilities in the Phoenix, Arizona area, and through the transaction acquired an additional 1.1% interest. The Company received proceeds of approximately $0.1 million and recorded a pretax loss of approximately $8.2 million, which was primarily related to the revaluation of the Company’s remaining investment in the entity to fair value.

Fair values for the retained noncontrolling interests are estimated based on market multiples and discounted cash flow models which have been derived from the Company’s experience in acquiring surgical facilities and third party valuations it has obtained with respect to such transactions. The Company’s continuing involvement as an equity method investor and manager of the facilities precludes classification of these transactions as discontinued operations.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Upon the occurrence of certain fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership structure illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions, and the income attributable to those interests, have been classified outside of equity and are carried as “noncontrolling interests — redeemable” on the Company’s consolidated balance sheets. The activity for the three months ended March 31, 2010 and 2009 is summarized below (in thousands):

Noncontrolling
Interests —
Redeemable-2010

Balance, December 31, 2009	$63,865
Net income attributable to noncontrolling interests	12,128
Distributions to noncontrolling interests	(12,452)
Purchases of noncontrolling interests	(195)
Sales of noncontrolling interests	3,708
Deconsolidation of noncontrolling interests and other	75

Balance, March 31, 2010	$67,129

Noncontrolling
Interests —
Redeemable-2009

Balance, December 31, 2008	$51,961
Net income attributable to noncontrolling interests	15,054
Distributions to noncontrolling interests	(13,359)
Purchases of noncontrolling interests	(594)
Sales of noncontrolling interests	3,117
Deconsolidation of noncontrolling interests and other	(2,189)

Balance, March 31, 2009	$53,990

(4)	Other Investments

The consolidated financial statements include the financial statements of USPI and its wholly-owned and majority-owned subsidiaries. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights. At March 31, 2010, the Company consolidated two entities in accordance with this accounting guidance. At March 31, 2009, the Company consolidated one such entity.

One of these entities operates and manages five surgical facilities in the Houston, Texas area. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company has lent the entity funds to purchase surgical facilities, but the Company does not have full recourse to the entity’s other owner with respect to repayment of the loans. As the entity earns management fees and receives cash distributions of earnings from the surgical facilities, a portion of those proceeds are used to repay the loans prior to being eligible for distribution to the entity’s other owner. At March 31, 2010 and 2009, $11.2 million and $12.8 million of such loans were outstanding, respectively, and are included in other long-term assets. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

the entity that it was not previously contractually required to provide during the three months ended March 31, 2010 or 2009. At March 31, 2010 and 2009, the total assets of this entity were $54.3 million and $40.5 million, and the total liabilities were $33.3 million and $30.5 million, respectively. Such amounts are included in the Company’s accompanying consolidated balance sheets.

The second entity is currently developing and constructing a new hospital for one of the Company’s unconsolidated affiliates. The total project cost is approximately $26.2 million, which is being funded by cash contributions from its partners and debt financing. The Company is a limited partner in the entity. However, due to economic structuring of the entity, the Company is considered its primary beneficiary. The Company made its required equity contribution of $6.3 million in December 2009, which is the full amount expected to be required by the Company. The entity has arranged bank financing totaling $17.4 million, of which 70% is guaranteed by the Company. None of the bank financing was borrowed at March 31, 2010. The Company has no exposure for the entity’s losses beyond its investment and bank guarantee. The Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the three months ended March 31, 2010. At March 31, 2010, the total assets of this entity were $8.8 million. The liabilities of this entity were not material at March 31, 2010. Such amounts are included in the Company’s accompanying consolidated balance sheet.

The Company also has investments in two unconsolidated variable interest entities in which it is not considered the primary beneficiary. These entities own real estate and fixed assets that are leased to various surgical facilities. The total assets of these entities were $8.7 million and $9.0 million and the total liabilities of these entities were $8.7 million and $9.0 million at March 31, 2010 and 2009, respectively. The Company’s investment in these entities and maximum exposure to loss as a result of its involvement with these entities is not material. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide during the three months ended March 31, 2010 and 2009.

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

In order to manage the Company’s interest rate risk related to a portion of its variable-rate U.K. debt, on February 29, 2008, the Company entered into an interest rate swap agreement for a notional amount of £20.0 million ($30.4 million). The interest rate swap requires the Company to pay 4.99% and to receive interest at a variable rate

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

of three-month GBP-LIBOR (0.65% at March 31, 2010), which is reset quarterly. The interest rate swap matures in March 2011. No collateral is required under the interest rate swap agreement.

In order to manage the Company’s interest rate risk related to a portion of its variable-rate senior secured credit facility, effective July 24, 2008, the Company entered into a three-year interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires the Company to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (0.25% at March 31, 2010), which is reset quarterly. No collateral is required under the interest rate swap agreement.

The proceeds from the swaps are used to settle the Company’s interest obligations on the hedged portion of the variable rate debt, which has the overall outcome of the Company paying and expensing a fixed rate of interest on the hedged debt.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. The Company designated the interest rate swaps as cash flow hedges of certain of its variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and would be classified as interest expense in the Company’s consolidated statements of income. The Company recorded no expense related to ineffectiveness for the three months ended March 31, 2010 or 2009. For the three months ended March 31, 2010 and 2009, the Company reclassified $2.0 million and $1.0 million, respectively, out of other comprehensive income to interest expense related to the swaps. During the next twelve months, if current interest rates remain at March 31, 2010 levels, the Company will record approximately $8.2 million more interest expense than if it had not entered into the interest rate swaps.

At March 31, 2010 and 2009, the fair values of the U.K. interest rate swap were approximately $1.2 million (recorded in other current liabilities) and $1.6 million (recorded in other long-term liabilities), respectively, with the offset to other comprehensive income (loss). At March 31, 2010 and 2009, the fair values of the U.S. interest rate swap were approximately $7.4 million and $8.7 million, respectively. The fair value of the U.S. swap is included in other long-term liabilities in the accompanying consolidated balance sheets, with the offset to other comprehensive income (loss). During the three months ended March 31, 2010 and 2009, the amounts, net of taxes, recorded in other comprehensive income (loss) related to the interest rate swaps were $0.3 million and $0.1 million, respectively. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the models were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost the Company would have to pay to transfer the obligations to a market participant with similar credit risk. The interest rate swap agreements are classified within Level 3 of the valuation hierarchy.

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

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for the traded debt securities. At March 31, 2010, both the aggregate carrying amount and estimated fair value of long-term debt was $1.1 billion. At March 31, 2009, the aggregate carrying amount and estimated fair value of long-term debt was $1.1 billion and $891.3 million respectively.

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

Total equity-based compensation included in the consolidated statements of income, classified by income statement line item, is as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Salaries, benefits and other employee costs	$204	$201
General and administrative expenses	275	241

Expense before income tax benefit	479	442
Income tax benefit	(101)	(93)

Total equity-based compensation expense, net of tax	$378	$349

Total equity-based compensation, included in the consolidated statements of income, classified by type of award, is as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

Share awards	$318	$285
Stock options	161	157

Expense before income tax benefit	479	442
Income tax benefit	(101)	(93)

Total equity-based compensation expense, net of tax	$378	$349

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

(8)	Segment Disclosures

The Company’s business is the operation of surgical facilities and related businesses in the United States and the United Kingdom. The Company’s chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgical facilities for assessing performance and allocating resources both domestically and abroad. Accordingly, the Company’s reportable segments consist of (1) U.S. based facilities and (2) United Kingdom based facilities and is as follows (in thousands):

	United	United
Three Months Ended March 31, 2010	States	Kingdom	Total

Net patient service revenues	$96,460	$26,347	$122,807
Other revenues	22,036	—	22,036

Total revenues	$118,496	$26,347	$144,843

Depreciation and amortization	$6,631	$1,667	$8,298
Operating income	46,702	4,357	51,059
Net interest expense	(16,397)	(1,353)	(17,750)
Income tax expense	(6,941)	(815)	(7,756)
Total assets	2,004,793	309,054	2,313,847
Capital expenditures	4,628	5,171	9,799

	United	United
Three Months Ended March 31, 2009	States	Kingdom	Total

Net patient service revenues	$110,203	$24,373	$134,576
Other revenues	22,563	—	22,563

Total revenues	$132,766	$24,373	$157,139

Depreciation and amortization	$7,516	$1,440	$8,956
Operating income	50,967	5,454	56,421
Net interest expense	(17,020)	(732)	(17,752)
Income tax expense	(5,247)	(1,376)	(6,623)
Total assets	2,023,438	280,392	2,303,830
Capital expenditures	4,797	1,742	6,539

(9)	Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million for the three months ended March 31, 2010 and 2009. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At March 31, 2010, the Company had approximately $3.0 million accrued related to such management fee, which is included in other long-term liabilities in the accompanying consolidated balance sheet.

(10)	Commitments and Contingencies

As of March 31, 2010, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $57.4 million. Of the total, $27.5 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $20.7 million of the remaining $29.9 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

remaining $9.2 million represents guarantees of the obligations of two facilities the Company has sold. The Company has full recourse to the buyers with respect to these amounts.

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

(11)	Subsequent Events

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of March 31, 2010	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$31,848	$6,943	$—	$38,791
Accounts receivable, net	—	49,560	35	49,595
Other receivables	44,600	43,903	(66,954)	21,549
Inventories of supplies	416	8,152	—	8,568
Prepaids and other current assets	27,805	3,314	—	31,119

Total current assets	104,669	111,872	(66,919)	149,622
Property and equipment, net	15,574	179,449	397	195,420
Investments in unconsolidated affiliates	973,292	—	(619,815)	353,477
Goodwill and intangible assets, net	891,771	339,673	354,417	1,585,861
Other assets	98,970	3,376	(72,879)	29,467

Total assets	$2,084,276	$634,370	$(404,799)	$2,313,847

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$935	$19,188	$—	$20,123
Accrued expenses and other	227,448	48,110	(65,449)	210,109
Current portion of long-term debt	5,491	22,150	(2,082)	25,559

Total current liabilities	233,874	89,448	(67,531)	255,791
Long-term debt, less current portion	945,990	111,160	(22,654)	1,034,496
Other long-term liabilities	151,183	12,833	(763)	163,253
Parent’s equity	753,229	400,675	(400,675)	753,229
Noncontrolling interests	—	20,254	86,824	107,078

Total liabilities and equity	$2,084,276	$634,370	$(404,799)	$2,313,847

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
As of December 31, 2009	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$27,430	$7,460	$—	$34,890
Accounts receivable, net	—	54,202	35	54,237
Other receivables	46,975	45,776	(77,505)	15,246
Inventories of supplies	428	8,361	—	8,789
Prepaids and other current assets	26,264	4,518	—	30,782

Total current assets	101,097	120,317	(77,470)	143,944
Property and equipment, net	16,197	181,857	452	198,506
Investments in unconsolidated affiliates	1,027,814	—	(672,315)	355,499
Goodwill and intangible assets, net	857,802	353,212	391,173	1,602,187
Other assets	96,205	2,213	(73,162)	25,256

Total assets	$2,099,115	$657,599	$(431,322)	$2,325,392

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,396	$22,079	$—	$23,475
Accrued expenses and other	235,904	50,200	(75,956)	210,148
Current portion of long-term debt	5,480	20,116	(2,259)	23,337

Total current liabilities	242,780	92,395	(78,215)	256,960
Long-term debt, less current portion	952,311	118,892	(23,012)	1,048,191
Other long-term liabilities	146,072	13,122	(821)	158,373
Parent’s equity	757,952	412,362	(412,362)	757,952
Noncontrolling interests	—	20,828	83,088	103,916

Total liabilities and equity	$2,099,115	$657,599	$(431,322)	$2,325,392

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Income:

		Non-Participating	Consolidation	Consolidated
For the Three Months Ended March 31, 2010	Guarantors	Investees	Adjustments	Total

Revenues	$22,808	$127,373	$(5,338)	$144,843
Equity in earnings of unconsolidated affiliates	28,518	646	(14,876)	14,288
Operating expenses, excluding depreciation and amortization	16,261	88,868	(5,355)	99,774
Depreciation and amortization	1,792	6,450	56	8,298

Operating income	33,273	32,701	(14,915)	51,059
Interest expense, net	(14,990)	(2,632)	(128)	(17,750)
Other income (expense), net	138	(860)	815	93

Income before income taxes	18,421	29,209	(14,228)	33,402
Income tax expense	(6,410)	(1,346)	—	(7,756)

Net income	12,011	27,863	(14,228)	25,646
Less: Net income attributable to noncontrolling interests	—	(2,195)	(11,440)	(13,635)

Net income attributable to Parent	$12,011	$25,668	$(25,668)	$12,011

		Non-Participating	Consolidation	Consolidated
For the Three Months Ended March 31, 2009	Guarantors	Investees	Adjustments	Total

Revenues	$24,291	$138,639	$(5,791)	$157,139
Equity in earnings of unconsolidated affiliates	32,659	943	(20,043)	13,559
Operating expenses, excluding depreciation and amortization	19,801	91,319	(5,799)	105,321
Depreciation and amortization	1,778	7,067	111	8,956

Operating income	35,371	41,196	(20,146)	56,421
Interest expense, net	(15,180)	(2,737)	165	(17,752)
Other income (expense), net	(9,995)	9	(78)	(10,064)

Income before income taxes	10,196	38,468	(20,059)	28,605
Income tax expense	(4,509)	(2,114)	—	(6,623)

Net income	5,687	36,354	(20,059)	21,982
Less: Net income attributable to noncontrolling interests	—	(2,404)	(13,891)	(16,295)

Net income attributable to Parent	$5,687	$33,950	$(33,950)	$5,687

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
For the Three Months Ended March 31, 2010	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$12,011	$27,863	$(14,228)	$25,646
Changes in operating and intercompany assets and liabilities and noncash items included in net income	4,712	7,151	1,908	13,771

Net cash provided by operating activities	16,723	35,014	(12,320)	39,417
Cash flows from investing activities:
Purchases of property and equipment, net	(715)	(7,806)	—	(8,521)
Purchases and sales of new businesses and equity interests, net	526	—	—	526
Other items, net	(452)	948	(1,538)	(1,042)

Net cash used in investing activities	(641)	(6,858)	(1,538)	(9,037)
Cash flows from financing activities:
Long-term borrowings, net	(6,316)	(1,798)	221	(7,893)
Purchases and sales of noncontrolling interests, net	627	53	—	680
Distributions to noncontrolling interests	—	(26,474)	12,320	(14,154)
Decrease in cash held on behalf of noncontrolling interest holders	(5,975)	(369)	1,317	(5,027)

Net cash provided by (used in) financing activities	(11,664)	(28,588)	13,858	(26,394)

Effect of exchange rate changes on cash	—	(85)	—	(85)

Net increase (decrease) in cash	4,418	(517)	—	3,901
Cash at the beginning of the period	27,430	7,460	—	34,890

Cash at the end of the period	$31,848	$6,943	$—	$38,791

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
For the Three Months Ended March 31, 2009	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$5,687	$36,354	$(20,059)	$21,982
Changes in operating and intercompany assets and liabilities and noncash items included in net income	14,397	(4,138)	20,059	30,318

Net cash provided by operating activities	20,084	32,216	—	52,300
Cash flows from investing activities:
Purchases of property and equipment, net	(1,675)	(3,701)	—	(5,376)
Purchases and sales of new businesses and equity interests, net	(5,255)	98	—	(5,157)
Other items, net	380	2,391	(1,993)	778

Net cash used in investing activities	(6,550)	(1,212)	(1,993)	(9,755)
Cash flows from financing activities:
Long-term borrowings, net	(3,801)	(4,724)	307	(8,218)
Purchases and sales of noncontrolling interests, net	(256)	—	—	(256)
Distributions to noncontrolling interests	13,100	(27,064)	—	(13,964)
Increase in cash held on behalf of noncontrolling interest holders and other	41,855	705	1,686	44,246

Net cash provided by (used in) financing activities	50,898	(31,083)	1,993	21,808

Effect of exchange rate changes on cash	—	(53)	—	(53)

Net increase (decrease) in cash	64,432	(132)	—	64,300
Cash at the beginning of the period	42,025	7,410	—	49,435

Cash at the end of the period	$106,457	$7,278	$—	$113,735

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans,” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness, general economic and business conditions, including without limitation the condition of financial markets, both nationally and internationally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into or renew managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States and the United Kingdom; the effects of insurers, healthcare providers and others to contain healthcare costs; the enactment of healthcare reform; liability and other claims asserted against us; the highly competitive nature of the healthcare industry; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses and other health care professionals; the availability of suitable acquisition and development opportunities and the length of time it takes to accomplish acquisitions and developments; our ability to integrate new businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks, and uncertainties discussed in this Quarterly Report on Form 10-Q. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

Overview

We operate ambulatory surgery centers and surgical hospitals in the United States and the United Kingdom. As of March 31, 2010, we operated 169 facilities, consisting of 165 in the United States and four in the United Kingdom. All 165 of our U.S. facilities include local physician owners, and 111 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of most of our existing facilities, our agreements with hospital partners provide a framework for the planning and construction of additional facilities in the future, including all four of the facilities we are currently constructing as well as both of the additional projects under development. We opened our newest facility, a surgical hospital in Arlington, Texas, in February 2010.

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

Our U.S. facilities include 13 surgical hospitals, each of which had a Medicare provider agreement prior to the enactment of the recent health reform legislation. These facilities will, however, be impacted by the reform legislation in that they will be prohibited from adding additional beds, operating rooms or treatment rooms, and the aggregate physician ownership in these facilities cannot increase over the total percentage interest owned by physicians on the date of enactment. In addition, one project currently under construction is a surgical hospital to be owned in partnership with a hospital partner in Phoenix, Arizona. For new physician-owned hospitals, the reform legislation includes a deadline to obtain a Medicare provider agreement on or before December 31, 2010. It is likely that the hospital will not have a Medicare provider agreement before that date. Therefore, if the date is not changed as a result of additional legislative action, the physicians would not be permitted to own an interest in this hospital.

In the United Kingdom, we operate three hospitals and an oncology clinic, which supplement the services provided by the government-sponsored healthcare system. Our patients choose to receive care at private facilities primarily because of waiting lists to receive diagnostic procedures or elective surgery at government-sponsored facilities and pay us either from personal funds or through private insurance, which is offered by many employers as a benefit to their employees. Since acquiring our first two hospitals in the United Kingdom in 2000, we have expanded selectively by acquiring a third hospital and increasing the capacity and services offered at each facility, including the construction of an oncology clinic near the campus of one of our hospitals. We are currently expanding one of our hospitals by adding a 22,000 square foot outpatient facility, which is expected to be completed by August 2010.

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

Due to our partnerships with physician and hospital partners, we do not consolidate 110 of the 169 facilities we operate. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding USPI’s financial performance because these revenues are the basis for calculating the Company’s management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for USPI’s equity in earnings of unconsolidated affiliates. In addition, USPI discloses growth rates and operating margins for the facilities that were operational in both the current and prior year periods, a group the Company refers to as same store facilities.

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

Equity Investments and Development Projects

While a part of our development strategy involves acquiring existing surgical facilities, we also regularly engage in the purchase and sale of equity interests with respect to facilities we are constructing or already operate. When those transactions involve our investments in unconsolidated affiliates but do not involve a change of control, the cash flow impact is classified within investing activities. During the three months ended March 31, 2010, these transactions resulted in a net cash inflow of approximately $0.5 million.

We control and therefore consolidate the results of 59 of our 169 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the three months ended March 31, 2010, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $0.2 million and $0.9 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $3.0 million decrease to our additional paid-in capital during the three months ended March 31, 2010.

Deconsolidations

As part of our strategy of partnering with physicians and not-for-profit health systems, the Company from time to time surrenders control of an entity but retains a noncontrolling interest (classified within “investments in unconsolidated affiliates” in the accompanying consolidated balance sheets). These transactions result in a gain or loss, computed as the difference between (a) the sales proceeds and fair value of the retained investment and (b) our carrying value of the investment prior to the transaction.

During the three months ended March 31, 2010, we completed one such deconsolidation transaction by merging two of our facilities. The impact was not material.

A deconsolidation transaction we completed in March 2009 had a more significant impact. In this transaction, we sold a controlling interest in an entity to a hospital partner. The hospital partner already had a 49% ownership interest in this entity, which owns and manages two surgical facilities in the Phoenix, Arizona area and through the transaction acquired an additional 1.1% interest. We received proceeds of approximately $0.1 million and recorded a pretax loss of approximately $8.2 million, which was primarily related to the revaluation of our remaining investment in the entity to fair value. The loss on this transaction is recorded in “Other, net” in the accompanying consolidated statements of income.

Fair values for the retained noncontrolling interests are estimated based on market multiples and discounted cash flow models which have been derived from our experience in acquiring surgical facilities and third party valuations we have obtained with respect to such transactions. Our continuing involvement as an equity method investor and manager of the facilities precludes classification of these transactions as discontinued operations.

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

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months
	Ended
	March 31,
	2010	2009

Net patient service revenues	85%	86%
Management and contract service revenues	14	12
Other revenues	1	2

Total revenues	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. As a percent of our total revenues, these revenues decreased to 85% of our total revenues for the three months ended March 31, 2010. This decrease is due to shifting more of our facilities to joint ventures with hospital partners, which usually requires us to account for the facility under the equity method of accounting. We do not include the net patient service revenues of facilities we account for under the equity method of accounting within our consolidated statement of income; rather, we earn revenues for our management and contract services as noted below.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months
	Ended
	March 31,
	2010	2009

Management of surgical facilities	$12,550	$11,181
Contract services provided to hospitals, physicians, and related entities	7,193	7,602

Total management and contract service revenues	$19,743	$18,783

As described above, our primary business is the operation of surgical facilities. In addition, we earn contract service revenues from other parties, primarily from hospitals through an endoscopy services business we acquired in 2006.

The following table summarizes our revenues by operating segment:

	Three Months
	Ended
	March 31,
	2010	2009

United States	82%	84%
United Kingdom	18	16

Total	100%	100%

Between March 31, 2009 and March 31, 2010, the value of the British pound as compared to the U.S. dollar strengthened 9% This increase in value resulted in the proportion of our total revenues derived from U.K. operations to increase in the three months ended March 31, 2010 as compared to the prior year period.

Results of Operations

The following table summarizes certain statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months
	Ended
	March 31,
USPI	2010	2009

Total revenues	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	9.9	8.6
Operating expenses, excluding depreciation and amortization	(68.9)	(67.0)
Depreciation and amortization	(5.7)	(5.7)

Operating income	35.3	35.9
Interest and other expense, net	(12.2)	(17.7)

Income from continuing operations before income taxes	23.1	18.2
Income tax expense	(5.4)	(4.2)

Net income	17.7	14.0
Less: Net income attributable to the noncontrolling interests	(9.4)	(10.4)

Net income attributable to USPI’s common stockholder	8.3%	3.6%

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for 110 of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (amounts are expressed as a percentage of unconsolidated affiliates’ revenues, and reflect 100% of the investees’ results on an aggregated basis):

	Three Months
	Ended
	March 31,
USPI’s Unconsolidated Affiliates	2010	2009

Revenues	100.0%	100.0%
Operating expenses:
Salaries, benefits, and other employee costs	(24.5)	(23.9)
Medical services and supplies	(23.6)	(22.5)
Other operating expenses	(23.8)	(23.8)
Depreciation and amortization	(4.4)	(4.6)

Total operating expenses	(76.3)	(74.8)

Operating income	23.7	25.2
Interest expense, net	(2.1)	(2.2)
Other, net	0.1	0.1

Income before income taxes	21.7	23.1
Income tax expense	(0.6)	(0.6)

Net income	21.1%	22.5%

Executive Summary

Our strategy continues to include growing the profits of our existing facilities, developing new facilities with hospital partners, and adding other facilities selectively through acquisition. Our progress in the first quarter of 2010 included opening a new facility with a hospital partner in February 2010 and adding a hospital partner to another facility we already operated. Our operating results were not as strong as recent quarters. While our net earnings more than doubled compared to the first quarter of 2009, this was largely as a result of $10.9 million in losses from the sale and deconsolidation of facilities in the prior year period that did not recur in the first quarter of 2010. Excluding this item, our net earnings decreased $4.6 million compared to the prior year period, driven largely by reductions in surgical case volumes.

Our results were also unfavorably impacted by a value-added tax assessment in the United Kingdom, as the taxing authority reversed its position on a $1.8 million refund we were awarded in the second quarter of 2009. We are appealing the decision. Absent this assessment, which increased our operating expenses by $1.0 million and our interest expense by $0.8 million, our operating income margin was flat compared to the prior year, despite an 8% reduction in our consolidated revenues.

Our reduction in revenues was primarily the result of accounting for more of our facilities under the equity method and by decreases in case volume of our consolidated facilities. Accounting for more of our facilities under the equity method is a direct result of deploying our primary U.S. business strategy of jointly owning our facilities with prominent local physicians and often a not-for-profit healthcare system (hospital partner). In carrying out this strategy during the period from January 1, 2009 to March 31, 2010, we “deconsolidated” five facilities we previously accounted for as consolidated subsidiaries, which resulted in our consolidated revenues and expenses decreasing, as our share of the earnings of these facilities is now classified on a net basis within “equity in earnings of unconsolidated affiliates.” We added one consolidated facility during the same time period.

Absent these transactions, our consolidated revenues and operating income decreased by 4%, driven largely by decreases in case volume. While our consolidated operating income margin was flat (excluding the value-added tax assessment), this was largely a result of leveraging and controlling corporate expenses. Our U.S. same store operating income margins decreased 240 basis points, driven by a 2% reduction in case volumes compared to the first quarter of 2009.

We continue to grow our existing facilities, which despite the reduction in case volumes, earned 2% more revenues on a systemwide basis than in the prior year period, largely due to case mix. Our development strategy continues to focus on markets in which we have a significant presence with prominent local physicians and often a hospital partner. This strategy resulted in our increasing the number of hospital-partnered facilities by twelve from January 1, 2009 to March 31, 2010 and decreasing by eight the number of facilities not involving a hospital partner.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a growing majority of our facilities (currently 110 of our 169 facilities), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method, i.e., as an unconsolidated affiliate. We control the remaining 59 of our facilities and account for these investments as consolidated subsidiaries.

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

For unconsolidated affiliates, our consolidated statements of income reflect our earnings in only two line items:

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

In summary, USPI’s operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but USPI’s individual revenue and expense line items only contain consolidated businesses, which represent less than half of our operations. This translates to trends in operating income that often do not correspond with changes in revenues and expenses. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years. Accordingly, we review several types of information in order to monitor and analyze USPI’s results of operations, including:

•	The results of operations of USPI’s unconsolidated affiliates

•	USPI’s average ownership share in the facilities we operate; and

•	Facility operating indicators, such as systemwide revenue growth, same store revenue growth, and same store operating margins

Our Consolidated and Unconsolidated Results

The following table shows USPI’s results of operations and the results of operations of USPI’s unconsolidated affiliates (in thousands).

	Three Months Ended March 31,
	2010		2009		Variance to Prior Year
	USPI as		USPI as		USPI as
	Reported		Reported		Reported
	Under	Unconsolidated	Under	Unconsolidated	Under	Unconsolidated
	GAAP	Affiliates	GAAP	Affiliates	GAAP	Affiliates

Revenues:
Net patient service revenues	$122,807	$293,292	$134,576	$271,792	$(11,769)	$21,500
Management and contract service revenues	19,743	—	18,783	—	960	—
Other income	2,293	519	3,780	719	(1,487)	(200)

Total revenues	144,843	293,811	157,139	272,511	(12,296)	21,300
Equity in earnings of unconsolidated affiliates	14,288	—	13,559	—	729	—
Operating expenses:
Salaries, benefits, and other employee costs	40,632	72,221	42,875	65,139	(2,243)	7,082
Medical services and supplies	25,285	69,211	25,753	61,265	(468)	7,946
Other operating expenses	23,426	63,507	24,297	59,389	(871)	4,118
General and administrative expenses	8,548	—	10,344	—	(1,796)	—
Provision for doubtful accounts	1,883	6,403	2,052	5,393	(169)	1,010
Depreciation and amortization	8,298	12,979	8,956	12,577	(658)	402

Total operating expenses	108,072	224,321	114,277	203,763	(6,205)	20,558

	Three Months Ended March 31,
	2010		2009		Variance to Prior Year
	USPI as		USPI as		USPI as
	Reported		Reported		Reported
	Under	Unconsolidated	Under	Unconsolidated	Under	Unconsolidated
	GAAP	Affiliates	GAAP	Affiliates	GAAP	Affiliates

Operating income	51,059	69,490	56,421	68,748	(5,362)	742
Interest income	364	101	466	184	(102)	(83)
Interest expense	(18,114)	(6,224)	(18,218)	(6,216)	104	(8)
Other	93	441	(10,064)	354	10,157	87

Total other expense, net	(17,657)	(5,682)	(27,816)	(5,678)	10,159	(4)
Income before income taxes	33,402	63,808	28,605	63,070	4,797	738
Income tax expense	(7,756)	(1,813)	(6,623)	(1,694)	(1,133)	(119)

Net income	25,646	$61,995	21,982	$61,376	3,664	$619

Less: Net income attributable to noncontrolling interests	(13,635)		(16,295)		2,660

Net income attributable to USPI’s common stockholder	$12,011		$5,687		$6,324

USPI’s equity in earnings of unconsolidated affiliates		$14,288		$13,559		$729

The following table provides other information regarding our unconsolidated affiliates (in thousands):

	Three Months
	Ended
	March 31,
	2010	2009

Long-term debt	$295,048	$289,945
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	22.4%	21.5%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	24.8%	25.2%
Unconsolidated facilities operated at period end	110	106

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about USPI’s involvement in equity method investments.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This is a non-GAAP measure but management believes it provides further useful information about USPI’s involvement in equity method investments.

As shown above, USPI’s net patient service revenues for the three months ended March 31, 2010 decreased $11.8 million compared to the prior year period, and the net patient service revenues of USPI’s unconsolidated affiliates increased $21.5 million. These variances are analyzed more extensively below under “Revenues,”, but in general they reflect the fact that we are conducting more of our operations through unconsolidated affiliates, specifically by moving facilities from the consolidated group to the unconsolidated group. Such transfers were the primary driver of the unconsolidated affiliates’ increase in revenues, and as noted previously the operating margin of our U.S. same store facilities decreased, effectively nullifying the increase in revenues of the unconsolidated group of facilities and resulting in the unconsolidated affiliates earning only $0.6 million more on a net basis than in the first quarter of 2009. As our average ownership level in our unconsolidated affiliates increased slightly from the prior year period, the affiliates’ increase in net income, once allocated to USPI and the affiliates’ other investors, led to USPI’s equity in earnings of unconsolidated affiliates increasing by $0.7 million.

Our Ownership Interests in the Facilities We Operate

Our earnings are predominantly driven by our investments in the facilities we operate, so we focus on those businesses’ growth rates together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in the U.S. surgical facilities we operate is as follows:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2010	2009	2009

Unconsolidated facilities(1)	22.4%	21.5%	21.5%
Consolidated facilities(2)	44.9%	48.1%	49.4%
Total(3)	28.7%	29.4%	30.9%

(1)	Computed for unconsolidated facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income of U.S. surgical facilities we account for under the equity method.

(2)	Computed for consolidated facilities by dividing (a) the aggregate net income of U.S. surgical facilities we operate less our total noncontrolling interests in income of consolidated subsidiaries by (b) the aggregate net income of our consolidated U.S. surgical facilities.

(3)	Computed in total by dividing our share of the facilities’ net income, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income of our U.S. surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our increased focus on partnering our facilities with not-for-profit health systems in addition to physicians generally leads to our accounting for more facilities under the equity method (unconsolidated) as reflected in our number of unconsolidated facilities increasing by nine from January 1, 2009 to March 31, 2010, while our number of consolidated facilities decreased by four. We generally have a lower ownership percentage in an equity method facility as compared to a consolidated facility.

While our ownership interests remained higher for consolidated facilities than for unconsolidated facilities, our average ownership in our consolidated facilities decreased from the first quarter of 2009 to the first quarter of 2010 due to relative performance of certain consolidated facilities, namely that one market’s facilities, in which our ownership is higher than average, experienced steeper than average drops in profitability compared to our other facilities.

Revenues

Our consolidated net revenues decreased approximately 8% during the first quarter of 2010 as compared to the prior year period. The table below quantifies several significant items impacting year over year change (in thousands).

	Three Months Ended
	March 31, 2010
	USPI as
	Reported Under	Unconsolidated
	GAAP	Affiliates

Total revenues, three months ended March 31, 2009	$157,139	$272,511
Add: revenue from acquired facilities	1,622	6,253
Less: revenue of disposed facilities	—	(5,864)
Less: revenue of deconsolidated facilities	(7,686)	7,686
Impact of exchange rate	2,114	—

Adjusted base period	153,189	280,586
(Decrease) increase from operations	(6,732)	11,542
Other	(1,614)	1,683

Total revenues, three months ended March 31, 2010	$144,843	$293,811

Our systemwide revenues, which include all facilities we operate, whether consolidated or equity method, increased 2% compared to the first quarter of 2009 due to several factors, but disproportionate expense increases resulted in a net decrease to USPI’s earnings from its facilities. As depicted above, the largest component of the decrease in consolidated revenues was the deconsolidation of facilities, which caused a corresponding increase in the revenues of unconsolidated affiliates’ revenues. However, operations also were a significant factor, although differently for each of the two groups. Despite similar drops in case volumes for the two groups, a shift to more complex surgical cases in several equity method facilities, and the resulting increased revenue per case, actually caused an $11.5 million increase in the revenues of this group of facilities, whereas the consolidated facilities’ volume decrease translated to a decrease in their revenues as well. In both groups, however, expenses did not move in proportion to revenue, resulting in decreases to net earnings.

Facility Growth

As described above, our systemwide revenues grew 2% in the three months ended March 31, 2010 compared to the corresponding prior year period. This growth corresponds closely to the 2% increase in the net revenues of our same store facilities, which are those facilities we operated in both periods.

In the U.S. we experienced a 2% reduction in same store case volumes. We believe this decrease could have resulted from several factors, including changes to health insurance plans to require more patient responsibility for healthcare expenses and a generally soft economy. As described above, a shift to more complex cases at several of our larger facilities, resulted in the revenues of the same store group increasing year-over-year.

As for our United Kingdom facilities, the weakening of the U.S. dollar versus the British pound caused a significant increase in reported revenues during the first quarter of 2010 as compared to 2009, but in local currency (or measured at constant exchange rates) our U.K. facilities’ revenue growth was flat. However, this growth was slower in the first quarter of 2010 and throughout 2009 than in recent years, largely due to a decrease in self-pay business. Self-pay business is generally considered more susceptible to changes in general economic conditions, as the cost of care is borne entirely by the patient rather than shared with private insurers or borne by the National Health Service.

The following table summarizes our same store facility revenue year-over-year increases (decreases), as compared to the three months ended March 31, 2009:

Three Months
Ended
March 31, 2010

United States facilities:
Net revenue	2%
Surgical cases	(2)%
Net revenue per case(1)	4%
United Kingdom facilities:
Adjusted admissions	4%
Net revenue using actual exchange rates	9%
Net revenue using constant exchange rates(2)	—%
All same store facilities:
Net revenue using actual exchange rates	2%

(1)	Our overall domestic same store growth in net revenue per case for the first quarter of 2010 was favorably impacted by the 9% growth at our thirteen same store surgical hospitals, which on average perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. The net revenue per case growth at our ambulatory surgery centers was 1% during the first quarter of 2010.

(2)	Calculated using 2010 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

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

Consistent with this strategy, our net overall number of facilities increased by one from March 31, 2009 to March 31, 2010, while the net increase in facilities partnered with not-for-profit hospitals and local physicians increased by eight. All of our facilities under construction at March 31, 2010 involve a hospital partner. In addition, all of our projects in the earlier stages of development involve a hospital partner, and we continue to explore affiliating more facilities with hospital partners, especially for facilities in markets where we already operate other facilities with a hospital partner. The following table summarizes the facilities we operated as of March 31, 2010 and 2009:

	March 31,	March 31,
	2010	2009

United States facilities(1):
With a hospital partner	111	103
Without a hospital partner	54	61

Total U.S. facilities	165	164
United Kingdom facilities	4	4

Total facilities operated	169	168

Change from March 31, 2009:
De novo (newly constructed)	4
Acquisition	3
Disposals/Mergers(2)	(6)

Total increase in number of facilities	1

(1)	At March 31, 2010, physicians own a portion of all of these facilities.

(2)	We sold our ownership interests in facilities in Cleveland, Ohio; San Antonio, Texas; Baton Rouge, Louisiana; and Oxnard, California. We merged one of our surgery centers into one of our surgical hospitals in Oklahoma, and also merged two of our surgery centers into one location in Ohio.

Facility Operating Margins

Same store U.S. facility operating margins decreased 240 basis points for the period from March 31, 2009 to March 31, 2010. The decrease was broad-based, and was largely due to lower case volumes that were not offset by a proportionate decrease in operating expenses. Continuing a trend we experienced in 2008 and 2009, the year-over-year change in the operating margins of facilities partnered with a not-for-profit healthcare system was more favorable (or, in the case of the quarter ended March 31, 2010, less unfavorable) than the change experienced by the facilities that do not have a hospital partner.

With respect to the actual operating income margins our facilities are generating, the composition of our acquisition and development activities continues to result in the hospital-partnered group of facilities having a lower average operating margin than the group operating without a hospital partner. This is due in large part to the fact that virtually all of our newly developed facilities have a hospital partner. As they ramp-up their operations, these facilities earn lower margins in their first few years than more mature facilities, which unfavorably impacts the overall margin of the hospital-partnered group of facilities. This relationship can change depending on which facilities we succeed in partnering with a not-for-profit hospital.

Our U.K. facilities, which comprise four of our 169 facilities at March 31, 2010, experienced a decrease in overall facility margins in the three months ended March 31, 2010 as compared to the prior year period, also due to lower volumes that were not offset by a proportionate decrease in operating expenses.

The following table summarizes the year-over-year decreases in our same store facility operating margins (see footnote 1 below):

	Three Months Ended
	March 31, 2010	Decrease

United States facilities:
With a hospital partner	23.7%	(190	) bps
Without a hospital partner	30.5%	(350	) bps
Total U.S. facilities	25.2%	(240	) bps
United Kingdom facilities(2)	25.4%	(220	) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	Calculated using 2010 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business. In addition, the $1.0 million unfavorable impact of a payment of value-added tax has been excluded from U.K. same facility operating margins.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues decreased by $12.3 million, or 7.8%, to $144.8 million for the three months ended March 31, 2010 from $157.1 million for the three months ended March 31, 2009. Approximately $7.7 million of this decrease was the result of our selling a partial interest in five of our consolidated facilities, which resulted in our deconsolidating the facilities. Due to lower case volumes, our consolidated centers experienced a decrease in revenues of approximately $6.7 million, which was partially offset by a $2.1 million increase in our U.K. revenues as the result of the British pound strengthening against the U.S. dollar.

Equity in earnings of unconsolidated affiliates increased by $0.7 million, or 5.1% to $14.3 million for the three months ended March 31, 2010 from $13.6 million for the three months ended March 31, 2009. This increase in equity in earnings was primarily driven by same store growth ($0.4 million) and acquisitions of additional facilities we account for under the equity method ($0.3 million). The number of facilities we account for under the equity method increased by five from March 31, 2009 to March 31, 2010.

Operating expenses, excluding depreciation and amortization, decreased by $5.5 million, or 5.3%, to $99.8 million for the three months ended March 31, 2010 from $105.3 million for the three months ended March 31, 2009, primarily due to our deconsolidating five facilities. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased to 68.9% for the three months ended March 31, 2010 from 67.0% for the three months ended March 31, 2009. This increase as a percentage of revenues is primarily attributable to our not reducing staffing and supply costs at our facilities in proportion to the lower case volumes we experienced during the first quarter of 2010. The increase was also due to a $1.0 million expense accrued in March 2010 due to the British tax authority reversing its position on a value-added tax refund awarded to our U.K. subsidiary in the second quarter of 2009.

Depreciation and amortization decreased $0.7 million, or 7.3%, to $8.3 million for the three months ended March 31, 2010 from $9.0 million for the three months ended March 31, 2009, primarily due to the deconsolidation of five facilities. Depreciation and amortization, as a percentage of revenues, was constant at approximately 5.7% for the three months ended March 31, 2010 and March 31, 2009.

Operating income decreased $5.4 million, or 9.5%, to $51.1 million for the three months ended March 31, 2010 from $56.4 million for the three months ended March 31, 2009, primarily as a result of lower case volumes. Operating income, as a percentage of revenues, decreased to 35.3% for the three months ended March 31, 2010 from 35.9% for the three months ended March 31, 2009, primarily as a result of the value-added tax expense noted above.

Interest expense, net of interest income, was $17.8 million for the three months ended March 31, 2010 and March 31, 2009. While market interest rates and our debt balance were lower in the first quarter of 2010 than in the first quarter 2009, the $0.8 million favorable impact was offset by $0.8 million in interest expense related to the value-added tax expense described above.

Other expense, net of other income decreased by $10.2 million for the three months ended March 31, 2010 from the three months ended March 31, 2009 primarily as the result of activity in 2009 that included an $8.2 million pretax loss related to the deconsolidation of two facilities as control of the facilities was transferred to one of our hospital partners and the $2.6 million pretax loss on the sale of a facility in East Brunswick, New Jersey.

Provision for income taxes was $7.8 million for the three months ended March 31, 2010 compared to $6.6 million for the three months ended March 31, 2009. Our effective tax rates (based on pretax earnings attributable to USPI’s stockholder) were 39% and 54% for the three months ended March 31, 2010 and 2009, respectively. Prior to the third quarter of 2009, we were establishing a valuation allowance against our U.S. net operating loss carryforwards, which increased our effective tax rate to a level higher than the statutory rate.

The decrease in case volumes described herein was the primary driver in the $2.7 million year-over-year decrease in net income attributable to noncontrolling interests. This factor, together with the $1.8 million of expense related to reversal of the value-added tax refund, and the absence in the current year of significant losses from disposals and deconsolidations, which totaled $10.9 million during the first three months of 2009, drove the $3.6 million year-over-year increase in net income and the $6.3 million increase in net income attributable to USPI’s common stockholder.

Liquidity and Capital Resources

Cash Flows

During the three months ended March 31, 2010, the Company generated $39.4 million of cash flows from operating activities as compared to $52.3 million during the three months ended March 31, 2009. Cash flows from operating activities decreased $12.9 million, or 24.6%, from the prior year period, primarily as a result of our decreased net income, once the effect of prior year noncash expenses of $10.9 million on disposals and deconsolidations is factored out.

During the three months ended March 31, 2010, the Company’s net cash used in investing activities was $9.0 million, consisting primarily of $8.5 million used for purchases of property and equipment. Approximately $4.3 million of property and equipment purchases were related to ongoing development projects, and the remaining $4.2 million represented purchases of equipment at existing facilities. Net cash used in financing activities for the three months ended March 31, 2010 totaled $26.4 million and resulted primarily from net payments on long-term debt of $7.9 million, distributions to noncontrolling interests of $14.2 million and a net decrease in cash held on behalf of noncontrolling interests of $5.0 million.

Cash and cash equivalents were $38.8 million at March 31, 2010 as compared to $34.9 million at December 31, 2009, and the net working capital deficit was $106.2 million at March 31, 2010 as compared to $113.0 million at December 31, 2009. The overall negative working capital position at March 31, 2010 and December 31, 2009 is primarily the result of $124.2 million and $129.3 million due to affiliates, respectively, associated with our practice of holding our unconsolidated facilities’ cash. As discussed below, we have sufficient availability under our credit facility, together with our operating cash flows, to service our obligations.

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

One of our consolidated entities is currently developing and constructing a new hospital which is expected to be completed in the first quarter of 2011. The total project cost is approximately $26.2 million which is being funded by cash contributions from its partners and debt financing. The entity has arranged bank financing totaling $17.4 million. None of the bank financing was borrowed at March 31, 2010. We have made our required cash contribution based on the project’s estimated cost.

Senior secured credit facility

The senior secured credit facility (credit facility) provides for borrowings of up to $615.0 million (with a $150.0 million accordion feature described below), consisting of (1) an $85.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. We have utilized the availability under the $530.0 million term loan facility and are making scheduled quarterly principal payments. At March 31, 2010, we had $83.4 million available for borrowing under the revolving credit facility, representing the facility’s $85.0 million capacity, net of $1.6 million of outstanding letters of credit. The $5.0 million outstanding on the revolving line of credit at December 31, 2009 was repaid in January 2010.

We may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we currently pay quarterly commitment fees of 0.50% per annum on the daily-unused commitment of the revolving credit facility. We also currently pay a quarterly participation fee of 2.13% per annum related to outstanding letters of credit. The term loans under the credit facility require principal payments each year in an amount of 1% per annum in equal quarterly installments and $0.2 million per quarter with respect to the delayed draw facility. No principal payments are required on the revolving credit facility. At March 31, 2010, we had $512.4 million of debt outstanding under the credit facility at a weighted average interest rate of approximately 3.6%.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of March 31, 2010.

Senior subordinated notes

Also in connection with the merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest) or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. To date, we have paid all interest payments in cash. At March 31, 2010, we had $437.5 million of Notes outstanding. The Notes are unsecured senior subordinated obligations of our company; however, the Notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of March 31, 2010.

United Kingdom borrowings

In April 2007, we entered into an amended and restated credit agreement, which covered our existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional Term Loan B facility of £10 million, which was drawn in April 2007. In March 2008, we further amended our U.K. Agreement to provide for a £2.0 million Term Loan C facility. We borrowed the entire £2.0 million in March 2008 to acquire property adjacent to one of our hospitals in London. In June 2009, we renewed our overdraft facility. Under the renewal, we must pay a commitment fee of 0.5% per annum on the unused portion of the overdraft facility each quarter. Excluding availability on the overdraft facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At March 31, 2010, we had approximately £37.6 million ($57.1 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 4.4%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are required on the Term Loan A, which began in June 2007, and approximate $4.6 million in the first and second year, $6.1 million in the third and fourth year; $7.6 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and matures in 2013. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million), which began in June 2008 and continue through its maturity date of February 2013 when the final payment of £0.5 million ($0.8 million) is due. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We believe we were in compliance with these covenants as of March 31, 2010.

We also have the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million ($3.8 million). The exact terms and payments are negotiated upon a draw on the facility. No amounts were outstanding at March 31, 2010.

Contractual Cash Obligations

Our contractual cash obligations as of March 31, 2010 are summarized as follows:

	Payments Due by Period
		Within	Years	Years	Beyond
Contractual Cash Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)

Long term debt obligations:
Senior secured credit facility(1)	$512,394	$5,265	$10,530	$496,599	$—
Senior subordinated notes, due 2017(1)	240,000	—	—	—	240,000
Senior subordinated toggle notes, due 2017(1)	197,515	—	—	—	197,515
U.K. credit facility(1)	57,107	6,554	14,127	36,426	—
Other debt at operating subsidiaries(1)	23,138	6,297	8,297	4,112	4,432
Interest on long-term debt obligations(2)	367,386	61,558	120,784	98,728	86,316
Capitalized lease obligations(3)	50,297	7,727	11,409	7,080	24,081
Operating lease obligations	90,683	13,785	25,946	18,455	32,497

Total contractual cash obligations	$1,538,520	$101,186	$191,093	$661,400	$584,841

(1)	Scheduled principal payments.

(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest rate is calculated using the March 31, 2010 rates applicable to each debt instrument and also gives effect to the interest rate swaps designated in a cash flow hedging relationship against portions of the U.K. credit facility and the senior secured credit facility in the U.S.

(3)	Includes principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have noncontrolling investors who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $53.0 million at March 31, 2010, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was 48% at March 31, 2010. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At March 31, 2010, the total debt on the balance sheets of our unconsolidated affiliates was approximately $295.0 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 25% at March 31, 2010. USPI or one of its wholly owned subsidiaries had collectively guaranteed $14.6 million of the $295.0 million in total debt of our unconsolidated affiliates as of March 31, 2010. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $11.7 million as of March 31, 2010. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

In connection with our acquisition of equity interests in a surgery center in 2007, we had the option to purchase additional ownership in the facility during a specified time period in the purchase agreement. If we did not exercise the purchase option, we were required to pay an option termination fee, which was equal to the lesser of an EBITDA calculation, as specified in the purchase agreement, or $2.5 million. We elected to purchase only a portion of the ownership as stated in the agreement and therefore paid a $1.5 million termination fee in 2009. The parties agreed to another purchase option that can be exercised at any time during the 60 day period following September 30, 2011 or the remaining $1.0 million option termination fee would be required to be paid.

In addition, our U.K. subsidiary has begun expanding our Parkside hospital, already our largest facility. Located outside London in the Wimbledon area, this facility’s expansion is expected to cost approximately £11.5 million ($17.5 million) over the next two years.

Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million for the three months ended March 31, 2010 and 2009. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At March 31, 2010, we had approximately $3.0 million accrued related to such management fee, which is included in other long-term liabilities in the accompanying consolidated balance sheet.

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

As further discussed in Note 5 to the accompanying consolidated financial statements, in order to manage interest rate risk related to a portion of our variable-rate U.K. debt, on February 29, 2008, we entered into an interest rate swap agreement for a notional amount of £20.0 million ($30.4 million). The interest rate swap requires us to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (0.65% at March 31, 2010), which is reset quarterly. The interest rate swap expires in March 2011. No collateral is required under the interest rate swap agreement. As of March 31, 2010, the rate under our swap agreement was unfavorable compared to the market.

Additionally, effective July 24, 2008, in order to manage interest rate risk related to a portion of our variable-rate U.S. Term Loan B, we entered into an interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires us to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (0.25% at March 31, 2010), which is paid and reset on a quarterly basis. The interest rate swap expires in July 2011. No collateral is required under the interest rate swap agreement. As of March 31, 2010, the rate under our swap agreement was unfavorable compared to the market.

At March 31, 2010, the fair values of the U.K. and U.S. interest rate swaps were liabilities of approximately $1.2 million and $7.4 million, respectively. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the models were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost we would have to pay to transfer the obligations to a market participant with similar credit risk.

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At March 31, 2010, $691.0 million of our outstanding debt was in fixed rate instruments and the remaining $339.1 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $3.4 million.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Date: May 5, 2010

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