Form 10-Q
period 2010-06-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2010-08-05
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

The number of shares of Common Stock of the Registrant outstanding at August 5, 2010 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note: Items 1A, 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
United Surgical Partners International, Inc.:

We have reviewed the accompanying consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of June 30, 2010, the related consolidated statements of income, comprehensive income and changes in equity for the three-month and six-month periods ended June 30, 2010 and 2009, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Dallas, Texas
August 5, 2010

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands — except share data)

ASSETS
Cash and cash equivalents	$40,701	$34,890
Accounts receivable, net of allowance for doubtful accounts of $8,530 and $8,160, respectively	50,221	54,237
Other receivables	20,191	15,246
Inventories of supplies	8,307	8,789
Deferred tax asset, net	14,749	16,400
Prepaids and other current assets	14,813	14,382

Total current assets	148,982	143,944
Property and equipment, net	200,475	198,506
Investments in unconsolidated affiliates	343,126	355,499
Goodwill	1,268,215	1,279,291
Intangible assets, net	320,880	322,896
Other assets	29,660	25,256

Total assets	$2,311,338	$2,325,392

LIABILITIES AND EQUITY
Accounts payable	$20,974	$23,475
Accrued salaries and benefits	21,536	33,015
Due to affiliates	108,221	129,296
Accrued interest	8,900	8,784
Current portion of long-term debt	25,757	23,337
Other current liabilities	45,362	39,053

Total current liabilities	230,750	256,960
Long-term debt, less current portion	1,040,433	1,048,191
Other long-term liabilities	32,129	32,466
Deferred tax liability, net	131,783	125,907

Total liabilities	1,435,095	1,463,524
Noncontrolling interests — redeemable (Note 3)	71,361	63,865
Commitments and contingencies (Note 10)
Equity:
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized; issued and outstanding	—	—
Additional paid-in capital	785,900	789,505
Accumulated other comprehensive loss	(75,578)	(58,845)
Retained earnings	54,340	27,292

Total USPI stockholder’s equity	764,662	757,952
Noncontrolling interests — nonredeemable (Note 3)	40,220	40,051

Total equity	804,882	798,003

Total liabilities and equity	$2,311,338	$2,325,392

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Unaudited — in thousands)

Revenues:
Net patient service revenues	$128,609	$132,816
Management and contract service revenues	20,478	19,268
Other revenues	1,123	4,283

Total revenues	150,210	156,367
Equity in earnings of unconsolidated affiliates	18,219	14,639
Operating expenses:
Salaries, benefits, and other employee costs	40,831	42,991
Medical services and supplies	24,571	24,815
Other operating expenses	24,465	24,397
General and administrative expenses	9,119	9,755
Provision for doubtful accounts	2,436	2,826
Depreciation and amortization	8,488	8,910

Total operating expenses	109,910	113,694

Operating income	58,519	57,312
Interest income	62	1,275
Interest expense	(17,623)	(17,576)
Other, net	(265)	(157)

Total other expense, net	(17,826)	(16,458)

Income before income taxes	40,693	40,854
Income tax expense	(9,671)	(7,997)

Net income	31,022	32,857
Less: Net income attributable to noncontrolling interests	(15,135)	(16,105)

Net income attributable to USPI’s common stockholder	$15,887	$16,752

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Unaudited — in thousands)

Revenues:
Net patient service revenues	$251,416	$267,391
Management and contract service revenues	40,221	38,052
Other revenues	3,417	8,064

Total revenues	295,054	313,507
Equity in earnings of unconsolidated affiliates	32,507	28,197
Operating expenses:
Salaries, benefits, and other employee costs	81,463	85,865
Medical services and supplies	49,856	50,568
Other operating expenses	47,891	48,694
General and administrative expenses	17,668	20,099
Provision for doubtful accounts	4,319	4,879
Depreciation and amortization	16,786	17,865

Total operating expenses	217,983	227,970

Operating income	109,578	113,734
Interest income	426	1,741
Interest expense	(35,736)	(35,795)
Other, net (Note 3)	(173)	(10,221)

Total other expense, net	(35,483)	(44,275)

Income before income taxes	74,095	69,459
Income tax expense	(17,427)	(14,620)

Net income	56,668	54,839
Less: Net income attributable to noncontrolling interests	(28,770)	(32,400)

Net income attributable to USPI’s common stockholder	$27,898	$22,439

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Unaudited — in thousands)

Net income	$31,022	$32,857
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,563)	30,643
Unrealized gain on interest rate swaps, net of tax	1,118	965

Total other comprehensive income (loss)	(2,445)	31,608

Comprehensive income	28,577	64,465
Less: Comprehensive income attributable to noncontrolling interests	(15,135)	(16,105)

Comprehensive income attributable to USPI’s common stockholder	$13,442	$48,360

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Unaudited — in thousands)

Net income	$56,668	$54,839
Other comprehensive income (loss):
Foreign currency translation adjustments	(18,151)	26,163
Unrealized gain on interest rate swaps, net of tax	1,418	902

Total other comprehensive income (loss)	(16,733)	27,065

Comprehensive income	39,935	81,904
Less: Comprehensive income attributable to noncontrolling interests	(28,770)	(32,400)

Comprehensive income attributable to USPI’s common stockholder	$11,165	$49,504

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statement of Changes in Equity
For the Three Months and Six Months Ended June 30, 2010

		USPI’s Common Stockholder
						Accumulated
					Additional	Other		Noncontrolling
		Comprehensive	Outstanding		Paid-in	Comprehensive	Retained	Interests
	Total	Income (Loss)	Shares	Par Value	Capital	Income (Loss)	Earnings	Nonredeemable
	(Unaudited — in thousands, except share amounts)

Balance, December 31, 2009	$798,003	$—	100	$—	$789,505	$(58,845)	$27,292	$40,051
Distributions to noncontrolling interests	(1,702)	—	—	—	—	—	—	(1,702)
Purchases of noncontrolling interests	(88)	—	—	—	(28)	—	—	(60)
Sales of noncontrolling interests	(2,797)	—	—	—	(2,950)	—	—	153
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	532	—	—	—	532	—	—	—
Comprehensive income (loss):
Net income	13,518	12,011	—	—	—	—	12,011	1,507
Other comprehensive loss:
Unrealized gain on interest rate swaps, net of tax	300	300	—	—	—	300	—	—
Foreign currency translation adjustments	(14,588)	(14,588)	—	—	—	(14,588)	—	—

Other comprehensive loss	(14,288)	(14,288)	—	—	—	—	—	—

Comprehensive income (loss)	(770)	$(2,277)	—	—	—	—	—	1,507

Balance, March 31, 2010	793,178		100	—	787,059	(73,133)	39,303	39,949
Distributions to noncontrolling interests	(1,450)	—	—	—	—	—	—	(1,450)
Purchases of noncontrolling interests	(142)	—	—	—	(115)	—	—	(27)
Sales of noncontrolling interests	(919)	—	—	—	(1,496)	—	—	577
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	452	—	—	—	452	—	—	—
Dividend to USPI Holdings/USPI Group Holdings	(850)	—	—	—	—	—	(850)	—
Comprehensive income:
Net income	17,058	15,887	—	—	—	—	15,887	1,171
Other comprehensive loss:
Unrealized gain on interest rate swaps, net of tax	1,118	1,118	—	—	—	1,118	—	—
Foreign currency translation adjustments	(3,563)	(3,563)	—	—	—	(3,563)	—	—

Other comprehensive income	(2,445)	(2,445)	—	—	—	—	—	—

Comprehensive income	14,613	$13,442	—	—	—	—	—	1,171

Balance, June 30, 2010	$804,882		100	$—	$785,900	$(75,578)	$54,340	$40,220

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statement of Changes in Equity
For the Three Months and Six Months Ended June 30, 2009

		USPI’s Common Stockholder
						Accumulated
					Additional	Other		Noncontrolling
		Comprehensive	Outstanding		Paid-in	Comprehensive	Retained	Interests
	Total	Income (Loss)	Shares	Par Value	Capital	Income (Loss)	Earnings	Nonredeemable
	(Unaudited in thousands, except share amounts)

Balance, December 31, 2008	$805,964	$—	100	$—	$801,902	$(84,008)	$46,243	$41,827
Distributions to noncontrolling interests	(605)	—	—	—	—	—	—	(605)
Purchases of noncontrolling interests	(668)	—	—	—	(453)	—	—	(215)
Sales of noncontrolling interests	(2,146)	—	—	—	(2,142)	—	—	(4)
Deconsolidation of subsidiaries	(5,852)	—	—	—	—	—	—	(5,852)
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	462	—	—	—	462	—	—	—
Comprehensive income:
Net income	6,915	5,687	—	—	—	—	5,687	1,228
Other comprehensive loss:
Unrealized loss on interest rate swaps, net of tax	(63)	(63)	—	—	—	(63)	—	—
Foreign currency translation adjustments	(4,480)	(4,480)	—	—	—	(4,480)	—	—

Other comprehensive loss	(4,543)	(4,543)	—	—	—	—	—	—

Comprehensive income	2,372	$1,144	—	—	—	—	—	1,228

Balance, March 31, 2009	799,527		100	—	799,769	(88,551)	51,930	36,379
Distributions to noncontrolling interests	(962)	—	—	—	—	—	—	(962)
Purchases of noncontrolling interests	(288)	—	—	—	(270)	—	—	(18)
Sales of noncontrolling interests	(1,904)	—	—	—	(1,953)	—	—	49
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	495	—	—	—	495	—	—	—
Comprehensive income:
Net income	18,314	16,752	—	—	—	—	16,752	1,562
Other comprehensive loss:
Unrealized gain on interest rate swaps, net of tax	965	965	—	—	—	965	—	—
Foreign currency translation adjustments	30,643	30,643	—	—	—	30,643	—	—

Other comprehensive income	31,608	31,608	—	—	—	—	—	—

Comprehensive income	49,922	$48,360	—	—	—	—	—	1,562

Balance, June 30, 2009	$846,790		100	$—	$798,041	$(56,943)	$68,682	$37,010

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
	(Unaudited — in thousands)

Cash flows from operating activities:
Net income	$56,668	$54,839
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	4,319	4,879
Depreciation and amortization	16,786	17,865
Loss on sale of equity interests and other	570	10,253
Amortization of debt issue costs and discount	1,612	1,558
Deferred income tax expense	7,242	9,889
Equity in earnings of unconsolidated affiliates, net of distributions received	8,003	(8,057)
Equity-based compensation	923	996
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(981)	(4,076)
Other receivables	(68)	(4,311)
Inventories of supplies, prepaids and other current assets	(3,073)	(3,205)
Accounts payable and other current liabilities	(13,803)	(4,930)
Long-term liabilities	740	965

Net cash provided by operating activities	78,938	76,665

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(9,437)	(7,942)
Proceeds from sale of equity interests	9,681	1,347
Purchases of property and equipment	(17,330)	(11,090)
Returns of capital from unconsolidated affiliates	618	2,140
Increase in deposits and notes receivable	(758)	(3,545)

Net cash used in investing activities	(17,226)	(19,090)

Cash flows from financing activities:
Proceeds from long-term debt	11,963	110
Payments on long-term debt	(17,136)	(14,216)
(Decrease) increase in cash held on behalf of unconsolidated affiliates and other	(22,332)	60,600
Sales of noncontrolling interests, net	1,168	126
Distributions to noncontrolling interests	(29,485)	(29,965)

Net cash provided by (used in) financing activities	(55,822)	16,655

Effect of exchange rate changes on cash	(79)	222

Net increase in cash and cash equivalents	5,811	74,452
Cash and cash equivalents at beginning of period	34,890	49,435

Cash and cash equivalents at end of period	$40,701	$123,887

Supplemental information:
Interest paid	$34,805	$36,056
Income taxes paid	3,292	5,809
Non-cash transactions:
Assets acquired under capital lease obligations	$5,188	$1,569

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of ambulatory surgery centers, hospitals and related businesses in the United States and Europe. At June 30, 2010, the Company, headquartered in Dallas, Texas, operated 172 short-stay surgical facilities. Of these 172 facilities, the Company consolidates the results of 60 and accounts for 112 under the equity method. The Company operates in two countries, with 168 of its 172 facilities located in the United States of America; the remaining four facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At June 30, 2010, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 114 of the Company’s 168 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

Global Healthcare Partners Limited (Global), a USPI subsidiary incorporated in England, manages and owns three hospitals and an oncology center in the greater London area.

The Company’s business is subject to various risks, including changes in government and commercial reimbursement, changes in healthcare regulations and the impact of healthcare reform.

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

(2)	Investments in Unconsolidated Affiliates and Business Combinations

The Company’s U.S. facilities are generally operated through separate legal entities in which the Company holds an equity interest. Other investors include physicians who utilize the facility and, in many cases, a not-for-profit health system that has other healthcare businesses in the region.

The Company controls 56 of these entities and therefore consolidates their results. However, the Company accounts for an increasing majority (112 of its 168 U.S. facilities at June 30, 2010) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity, as that concept is defined under GAAP. The majority of these investees are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in thousands, except number of facilities, reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Unconsolidated facilities operated at period-end	112	107	112	107
Income statement information:
Revenues	$325,660	$289,037	$619,471	$561,548
Operating expenses:
Salaries, benefits, and other employee costs	74,545	68,613	146,766	133,752
Medical services and supplies	76,632	66,332	145,843	127,597
Other operating expenses	75,553	67,757	145,463	132,539
Depreciation and amortization	13,844	12,454	26,823	25,031

Total operating expenses	240,574	215,156	464,895	418,919

Operating income	85,086	73,881	154,576	142,629
Interest expense, net	(6,537)	(6,344)	(12,660)	(12,376)
Other, net	1,410	986	1,851	1,340

Income before income taxes	$79,959	$68,523	$143,767	$131,593

Balance sheet information:
Current assets	$264,485	$239,783	$264,485	$239,783
Noncurrent assets	450,008	410,129	450,008	410,129
Current liabilities	150,142	147,706	150,142	147,706
Noncurrent liabilities	308,766	295,768	308,766	295,768

The Company regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the six months ended June 30, 2010, these transactions resulted in a net cash inflow of approximately $4.8 million, which is summarized as follows:

•	Payment of $1.3 million to obtain additional ownership in one facility in Destin, Florida;

•	Payment of $0.4 million for an investment in a surgical facility the Company has been managing since May 2009 in the St. Louis area;

•	Payment of $0.6 million for the rights to manage a surgical facility in the Dallas/Fort Worth, Texas area and to fund a transaction whereby an unconsolidated investee of the Company acquired an equity interest in the facility;

•	Receipt of $7.9 million for the sale of a portion of the Company’s equity ownership in one facility in Cincinnati, Ohio to a not-for-profit hospital, and;

•	Net payment of approximately $0.8 million related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

In May 2010, the Company obtained control of a surgical facility in St. Louis, Missouri. The purchase price was approximately $4.6 million in cash. The financial results of the acquired entity are included in the Company’s consolidated financial statements beginning on the acquisition’s effective closing date. The actual results of those

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

operations were not material. Additionally, the adjustments to arrive at pro forma operating results for this acquisition are not material.

(3)	Noncontrolling Interests

The Company controls and therefore consolidates the results of 60 of its 172 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the six months ended June 30, 2010, the Company purchased and sold equity interests in various U.S. consolidated subsidiaries in the amounts of $0.6 million and $1.5 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30,2010	June 30, 2009	June 30, 2009

Net income attributable to USPI’s common stockholder	$15,887	$27,898	$16,752	$22,439
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(1,496)	(4,446)	(1,953)	(4,095)
Decrease in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	(115)	(143)	(270)	(723)

Net transfers to noncontrolling interests	(1,611)	(4,589)	(2,223)	(4,818)

Change in equity from net income attributable to USPI and transfers to noncontrolling interests	$14,276	$23,309	$14,529	$17,621

In addition, as part of its strategy of partnering with physicians and not-for-profit health systems, the Company from time to time surrenders control of an entity but retains a noncontrolling interest (classified within “investments in unconsolidated affiliates”). These transactions result in a gain or loss, computed as the difference between (a) the sales proceeds and fair value of the retained investment compared to (b) the Company’s carrying value of the investment prior to the transaction. Gains or losses for such transactions are classified within “Other, net” in the accompanying consolidated statements of income and their cash flow effects within investing activities. During the six months ended June 30, 2010, the Company completed one such transaction whereby it merged a consolidated surgery center into a surgery center accounted for under the equity method. A local not-for-profit health system obtained ownership in the combined center. The Company received immaterial proceeds and recorded a pretax gain of approximately $0.6 million, which was primarily related to the revaluation of the Company’s remaining investment in the entity to fair value.

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

Fair values for the retained noncontrolling interests are estimated based on market multiples and discounted cash flow models which have been derived from the Company’s experience in acquiring surgical facilities and by third party valuations it has obtained with respect to such transactions. The Company’s continuing involvement as an equity method investor and manager of the facilities precludes classification of these transactions as discontinued operations.

Upon the occurrence of certain fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership structure illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions have been classified outside of equity and are carried as “noncontrolling interests — redeemable” on the Company’s consolidated balance sheets. The activity for the three and six months ended June 30, 2010 and 2009 is summarized below (in thousands):

2010
Noncontrolling
Interests —
Redeemable

Balance, December 31, 2009	$63,865
Net income attributable to noncontrolling interests	12,128
Distributions to noncontrolling interests	(12,452)
Purchases of noncontrolling interests	(195)
Sales of noncontrolling interests	3,708
Deconsolidation of noncontrolling interests and other	75

Balance, March 31, 2010	67,129
Net income attributable to noncontrolling interests	13,964
Distributions to noncontrolling interests	(13,881)
Purchases of noncontrolling interests	(229)
Sales of noncontrolling interests	1,923
Purchase of new business	2,455

Balance, June 30, 2010	$71,361

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

2009
Noncontrolling
Interests —
Redeemable

Balance, December 31, 2008	$51,961
Net income attributable to noncontrolling interests	15,054
Distributions to noncontrolling interests	(13,359)
Purchases of noncontrolling interests	(594)
Sales of noncontrolling interests	3,117
Deconsolidation of noncontrolling interests and other	(2,189)

Balance, March 31, 2009	53,990
Net income attributable to noncontrolling interests	14,544
Distributions to noncontrolling interests	(14,780)
Purchases of noncontrolling interests	(345)
Sales of noncontrolling interests	2,926
Deconsolidation of noncontrolling interests and other	(239)

Balance, June 30, 2009	$56,096

(4)	Other Investments

The consolidated financial statements include the financial statements of USPI and its wholly-owned and majority-owned subsidiaries. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights. At June 30, 2010, the Company consolidated two entities in accordance with this accounting guidance. At June 30, 2009, the Company consolidated one such entity.

One of these entities operates and manages five surgical facilities in the Houston, Texas area. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company has provided all of the funding the entity has used to purchase surgical facilities, but the Company does not have full recourse to the entity’s other owner with respect to repayment of these amounts. As the entity earns management fees and receives cash distributions of earnings from the surgical facilities, a portion of those proceeds are allocated to the Company prior to being eligible for distribution to the entity’s other owner. At June 30, 2010 and 2009, the Company’s balance sheet included $10.8 million and $12.8 million in other long-term assets related to its advances. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the three and six months ended June 30, 2010 or 2009. At June 30, 2010 and 2009, the total assets of this entity were $54.5 million and $40.2 million, and the total liabilities owed to third parties were $17.0 million and $17.2 million, respectively. Such amounts are included in the Company’s accompanying consolidated balance sheets.

The second entity is developing and constructing a new hospital for one of the Company’s unconsolidated affiliates. The total project cost is approximately $26.2 million, which is being funded by cash contributions from its partners and debt financing. The Company is a limited partner in the entity. However, due to economic structuring of the entity, the Company is considered its primary beneficiary. The Company made its required equity contribution of $6.3 million in December 2009, which is the full amount expected to be required by the Company. The entity has arranged bank financing totaling $17.4 million, of which 70% is guaranteed by the Company. Approximately $0.8 million of the bank financing was borrowed at June 30, 2010. The Company has no exposure for the entity’s losses beyond its investment and bank guarantee. The Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the three and six months ended June 30, 2010. At June 30, 2010, the total

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

assets and liabilities of this entity were $9.7 million and $0.8 million, respectively. Such amounts are included in the Company’s accompanying consolidated balance sheet.

The Company also has investments in two unconsolidated variable interest entities in which it is not considered the primary beneficiary. These entities own real estate and fixed assets that are leased to various surgical facilities. The total assets of these entities were $8.5 million and $9.0 million and the total liabilities of these entities were $8.3 million and $8.9 million at June 30, 2010 and 2009, respectively. The Company’s investment in these entities and maximum exposure to loss as a result of its involvement with these entities is not material. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide during the three and six months ended June 30, 2010 and 2009.

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

In order to manage the Company’s interest rate risk related to a portion of its variable-rate U.K. debt, on February 29, 2008, the Company entered into an interest rate swap agreement for a notional amount of £20.0 million ($29.9 million). The interest rate swap requires the Company to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (0.73% at June 30, 2010), which is reset quarterly. The interest rate swap matures in March 2011. No collateral is required under the interest rate swap agreement.

In order to manage the Company’s interest rate risk related to a portion of its variable-rate senior secured credit facility, effective July 24, 2008, the Company entered into a three-year interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires the Company to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (0.32% at June 30, 2010), which is reset quarterly. No collateral is required under the interest rate swap agreement.

The proceeds from the swaps are used to settle the Company’s interest obligations on the hedged portion of the variable rate debt, which has the overall outcome of the Company paying and expensing a fixed rate of interest on the hedged debt.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. The Company designated the interest rate swaps as cash flow hedges of certain of its variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and would be classified as interest expense in the Company’s consolidated statements of income. The Company recorded no expense related to ineffectiveness for the three and six months ended June 30, 2010 or 2009. For the three and six months ended June 30, 2010, the Company reclassified $2.0 million and $4.0 million, respectively, out of other comprehensive income to interest expense related to the swaps. For the three and six months ended June 30, 2009, the Company reclassified $1.5 million and $2.6 million, respectively, out of other comprehensive income to interest expense related to the swaps. During the next twelve months, if current interest rates remain at June 30, 2010 levels, the Company will record approximately $7.6 million more interest expense than if it had not entered into the interest rate swaps.

At June 30, 2010 and 2009, the fair values of the U.K. interest rate swap were approximately $0.9 million (recorded in other current liabilities) and $1.6 million (recorded in other long-term liabilities), respectively, with the offset to other comprehensive income (loss). At June 30, 2010 and 2009, the fair values of the U.S. interest rate swap were approximately $6.0 million and $7.9 million, respectively. The fair value of the U.S. swap is included in other long-term liabilities in the accompanying consolidated balance sheets, with the offset to other comprehensive income (loss). During the three and six months ended June 30, 2010, the amounts, net of taxes, recorded in other comprehensive income related to the interest rate swaps were $1.1 million and $1.4 million, respectively. During the three and six months ended June 30, 2009, the amounts, net of taxes, recorded in other comprehensive income related to the interest rate swaps were $1.0 million and $0.9 million, respectively.

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

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for the traded debt securities. At June 30, 2010, the aggregate carrying amount and estimated fair value of long-term debt were $1.1 billion and $1.0 billion, respectively. At June 30, 2009, the aggregate carrying amount and estimated fair value of long-term debt were $1.1 billion and $960.4 million, respectively.

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

Total equity-based compensation included in the accompanying consolidated statements of income, classified by line item, is as follows (in thousands):

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2010	June 30, 2009	June 30, 2009

Salaries, benefits and other employee costs	$162	$365	$183	$384
General and administrative expenses	283	558	240	481
Other operating expenses	—	—	131	131

Expense before income tax benefit	445	923	554	996
Income tax benefit	(95)	(195)	(97)	(189)

Total equity-based compensation expense, net of tax	$350	$728	$457	$807

Total equity-based compensation, included in the accompanying consolidated statements of income, classified by type of award, is as follows (in thousands):

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2010	June 30, 2009	June 30, 2009

Share awards	$343	$661	$301	$585
Stock options	102	262	122	280
Warrants	—	—	131	131

Expense before income tax benefit	445	923	554	996
Income tax benefit	(95)	(195)	(97)	(189)

Total equity-based compensation expense, net of tax	$350	$728	$457	$807

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

The Company’s business is the operation of surgical facilities and related businesses in the United States and the United Kingdom. The Company’s chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgical facilities for assessing performance and allocating resources

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

both domestically and abroad. Accordingly, the Company’s reportable segments consist of (1) U.S. based facilities and (2) U.K. based facilities and are as follows (in thousands):

	United	United
Three Months Ended June 30, 2010	States	Kingdom	Total

Net patient service revenues	$103,793	$24,816	$128,609
Other revenues	21,601	—	21,601

Total revenues	$125,394	$24,816	$150,210

Depreciation and amortization	$6,754	$1,734	$8,488
Operating income	54,720	3,799	58,519
Net interest expense	(17,044)	(517)	(17,561)
Income tax expense	(8,876)	(795)	(9,671)
Total assets	1,998,841	312,497	2,311,338
Capital expenditures	6,843	5,876	12,719

	United	United
Six Months Ended June 30, 2010	States	Kingdom	Total

Net patient service revenues	$200,254	$51,162	$251,416
Other revenues	43,638	—	43,638

Total revenues	$243,892	$51,162	$295,054

Depreciation and amortization	$13,385	$3,401	$16,786
Operating income	101,421	8,157	109,578
Net interest expense	(33,440)	(1,870)	(35,310)
Income tax expense	(15,817)	(1,610)	(17,427)
Total assets	1,998,841	312,497	2,311,338
Capital expenditures	11,472	11,046	22,518

	United	United
Three Months Ended June 30, 2009	States	Kingdom	Total

Net patient service revenues	$106,436	$26,380	$132,816
Other revenues	23,551	—	23,551

Total revenues	$129,987	$26,380	$156,367

Depreciation and amortization	$7,170	$1,740	$8,910
Operating income	51,662	5,650	57,312
Net interest income (expense)	(16,674)	373	(16,301)
Income tax expense	(6,305)	(1,692)	(7,997)
Total assets	2,045,195	325,408	2,370,603
Capital expenditures	3,744	2,377	6,121

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	United	United
Six Months Ended June 30, 2009	States	Kingdom	Total

Net patient service revenues	$216,639	$50,752	$267,391
Other revenues	46,116	—	46,116

Total revenues	$262,755	$50,752	$313,507

Depreciation and amortization	$14,685	$3,180	$17,865
Operating income	102,631	11,103	113,734
Net interest expense	(33,694)	(360)	(34,054)
Income tax expense	(11,552)	(3,068)	(14,620)
Total assets	2,045,195	325,408	2,370,603
Capital expenditures	8,540	4,119	12,659

(9)	Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million and $1.0 million in the three months and six months ended June 30, 2010 and 2009, respectively. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At June 30, 2010, the Company had approximately $3.5 million accrued related to such management fee, of which $0.3 million is included in other current liabilities and $3.2 million is included in other long-term liabilities in the accompanying consolidated balance sheet.

(10)	Commitments and Contingencies

As of June 30, 2010, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $64.6 million. Of the total, $26.9 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $28.7 million of the remaining $37.7 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $9.0 million represents guarantees of the obligations of two facilities the Company has sold. The Company has full recourse to the buyers with respect to these amounts.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

(12)	Condensed Consolidating Financial Statements

The following information is presented as required by regulations of the Securities and Exchange Commission (SEC) in connection with the Company’s subordinated notes that have been registered with the SEC. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of June 30, 2010	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$28,448	$12,253	$—	$40,701
Accounts receivable, net	—	50,186	35	50,221
Other receivables	47,564	40,174	(67,547)	20,191
Inventories of supplies	452	7,855	—	8,307
Prepaids and other current assets	26,528	3,034	—	29,562

Total current assets	102,992	113,502	(67,512)	148,982
Property and equipment, net	14,843	185,240	392	200,475
Investments in unconsolidated affiliates	964,575	—	(621,449)	343,126
Goodwill and intangible assets, net	892,365	335,677	361,053	1,589,095
Other assets	98,728	3,351	(72,419)	29,660

Total assets	$2,073,503	$637,770	$(399,935)	$2,311,338

LIABILITIES AND EQUITY
Liabilities and Equity
Current liabilities:
Accounts payable	$1,257	$19,717	$—	$20,974
Accrued expenses and other	196,551	53,638	(66,170)	184,019
Current portion of long-term debt	5,479	22,392	(2,114)	25,757

Total current liabilities	203,287	95,747	(68,284)	230,750
Long-term debt, less current portion	951,753	94,713	(6,033)	1,040,433
Other long-term liabilities	153,801	10,857	(746)	163,912
Parent’s equity	764,662	415,342	(415,342)	764,662
Noncontrolling interests	—	21,111	90,470	111,581

Total liabilities and equity	$2,073,503	$637,770	$(399,935)	$2,311,338

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
As of December 31, 2009	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$27,430	$7,460	$—	$34,890
Accounts receivable, net	—	54,202	35	54,237
Other receivables	46,975	45,776	(77,505)	15,246
Inventories of supplies	428	8,361	—	8,789
Prepaids and other current assets	26,264	4,518	—	30,782

Total current assets	101,097	120,317	(77,470)	143,944
Property and equipment, net	16,197	181,857	452	198,506
Investments in unconsolidated affiliates	1,027,814	—	(672,315)	355,499
Goodwill and intangible assets, net	857,802	353,212	391,173	1,602,187
Other assets	96,205	2,213	(73,162)	25,256

Total assets	$2,099,115	$657,599	$(431,322)	$2,325,392

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,396	$22,079	$—	$23,475
Accrued expenses and other	235,904	50,200	(75,956)	210,148
Current portion of long-term debt	5,480	20,116	(2,259)	23,337

Total current liabilities	242,780	92,395	(78,215)	256,960
Long-term debt, less current portion	952,311	118,892	(23,012)	1,048,191
Other long-term liabilities	146,072	13,122	(821)	158,373
Parent’s equity	757,952	412,362	(412,362)	757,952
Noncontrolling interests	—	20,828	83,088	103,916

Total liabilities and equity	$2,099,115	$657,599	$(431,322)	$2,325,392

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Income:

		Non-Participating	Consolidation	Consolidated
For the Six Months Ended June 30, 2010	Guarantors	Investees	Adjustments	Total

Revenues	$46,996	$259,090	$(11,032)	$295,054
Equity in earnings of unconsolidated affiliates	63,416	1,212	(32,121)	32,507
Operating expenses, excluding depreciation and amortization	33,129	179,132	(11,064)	201,197
Depreciation and amortization	3,699	12,979	108	16,786

Operating income	73,584	68,191	(32,197)	109,578
Interest expense, net	(30,632)	(4,588)	(90)	(35,310)
Other income (expense), net	(94)	(815)	736	(173)

Income from before income taxes	42,858	62,788	(31,551)	74,095
Income tax expense	(14,960)	(2,467)	—	(17,427)

Net income	27,898	60,321	(31,551)	56,668
Less: Net income attributable to noncontrolling interests	—	(5,417)	(23,353)	(28,770)

Net income attributable to Parent	$27,898	$54,904	$(54,904)	$27,898

		Non-Participating	Consolidation	Consolidated
For the Six Months Ended June 30, 2009	Guarantors	Investees	Adjustments	Total

Revenues	$48,646	$276,369	$(11,508)	$313,507
Equity in earnings of unconsolidated affiliates	66,693	1,707	(40,203)	28,197
Operating expenses, excluding depreciation and amortization	38,697	182,935	(11,527)	210,105
Depreciation and amortization	3,594	14,065	206	17,865

Operating income	73,048	81,076	(40,390)	113,734
Interest expense, net	(30,322)	(4,021)	289	(34,054)
Other income (expense), net	(10,128)	62	(155)	(10,221)

Income from before income taxes	32,598	77,117	(40,256)	69,459
Income tax expense	(10,159)	(4,461)	—	(14,620)

Net income	22,439	72,656	(40,256)	54,839
Less: Net income attributable to noncontrolling interests	—	(4,806)	(27,594)	(32,400)

Net income attributable to Parent	$22,439	$67,850	$(67,850)	$22,439

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
Six Months Ended June 30, 2010	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$27,898	$60,321	$(31,551)	$56,668
Changes in operating and intercompany assets and liabilities and noncash items included in net income	3,769	12,343	6,158	22,270

Net cash provided by operating activities	31,667	72,664	(25,393)	78,938
Cash flows from investing activities:
Purchases of property and equipment, net	(1,421)	(15,909)	—	(17,330)
Purchases and sales of businesses and equity interests, net	244	—	—	244
Other items, net	(3,265)	5,155	(2,030)	(140)

Net cash provided by (used in) investing activities	(4,442)	(10,754)	(2,030)	(17,226)
Cash flows from financing activities:
Long-term borrowings, net	367	(6,457)	917	(5,173)
Purchases and sales of noncontrolling interests, net	912	256	—	1,168
Distributions to noncontrolling interests	—	(54,879)	25,394	(29,485)
Decrease in cash held on behalf of noncontrolling interest holders and other	(27,486)	4,042	1,112	(22,332)

Net cash provided by (used in) financing activities	(26,207)	(57,038)	27,423	(55,822)
Effect of exchange rate changes on cash	—	(79)	—	(79)

Net increase in cash	1,018	4,793	—	5,811
Cash at the beginning of the period	27,430	7,460	—	34,890

Cash at the end of the period	$28,448	$12,253	$—	$40,701

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
Six Months Ended June 30, 2009	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$22,439	$72,656	$(40,256)	$54,839
Changes in operating and intercompany assets and liabilities and noncash items included in net income	(2,323)	9,846	14,303	21,826

Net cash provided by operating activities	20,116	82,502	(25,953)	76,665
Cash flows from investing activities:
Purchases of property and equipment, net	(1,195)	(9,895)	—	(11,090)
Purchases and sales of businesses and equity interests, net	(6,693)	98	—	(6,595)
Other items, net	(2,122)	(7,532)	8,249	(1,405)

Net cash used in investing activities	(10,010)	(17,329)	8,249	(19,090)
Cash flows from financing activities:
Long-term borrowings, net	(5,117)	(9,609)	620	(14,106)
Purchases and sales of noncontrolling interests, net	126	—	—	126
Distributions to noncontrolling interests	—	(55,918)	25,953	(29,965)
Increase in cash held on behalf of noncontrolling interest holders and other	68,132	1,337	(8,869)	60,600

Net cash provided by (used in) financing activities	63,141	(64,190)	17,704	16,655
Effect of exchange rate changes on cash	—	222	—	222

Net increase in cash	73,247	1,205	—	74,452
Cash at the beginning of the period	42,025	7,410	—	49,435

Cash at the end of the period	$115,272	$8,615	$—	$123,887

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including without limitation statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans,” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness, general economic and business conditions, including without limitation the condition of financial markets, both nationally and internationally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into or renew managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States and the United Kingdom; the efforts of insurers, healthcare providers and others to contain healthcare costs; the impact of healthcare reform; liability and other claims asserted against us; the highly competitive nature of the healthcare industry; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses and other health care professionals; the availability of suitable acquisition and development opportunities and the length of time it takes to accomplish acquisitions and developments; our ability to integrate new businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks, and uncertainties discussed in this Quarterly Report on Form 10-Q. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise.

Overview

We operate ambulatory surgery centers and hospitals in the United States and the United Kingdom. As of June 30, 2010, we operated 172 facilities, consisting of 168 in the United States and four in the United Kingdom. All 168 of our U.S. facilities include local physician owners, and 114 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of most of our existing facilities, our agreements with hospital partners provide a framework for the planning and construction of additional facilities in the future, including all four of the facilities we are currently constructing and the two additional projects we are developing. We opened our newest facility, a hospital in Arlington, Texas, in February 2010, and we acquired ownership in three additional facilities, two of which are owned with a hospital partner.

Our U.S. facilities, consisting of ambulatory surgery centers and hospitals, specialize in non-emergency surgical cases. Due in part to advancements in medical technology, the volume of surgical cases performed in an outpatient setting has steadily increased over the past two decades. Our facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. All but four of our facilities are located in the U.S., where we have focused increasingly on adding facilities with hospital partners, which we believe improves the long-term profitability and potential of our facilities.

Our U.S. facilities include 13 hospitals, each of which had a Medicare provider agreement prior to the enactment of the recent healthcare reform legislation. These facilities will, however, be impacted by the reform legislation in that they will be prohibited from adding additional beds, operating rooms or treatment rooms, and the aggregate physician ownership in each of these entities cannot increase over the total percentage interest owned by physicians on the date of enactment. In addition, one project currently under construction is a hospital to be owned in partnership with a hospital partner in Phoenix, Arizona. For new physician-owned hospitals, the reform legislation includes a deadline to obtain a Medicare provider agreement on or before December 31, 2010. The hospital is not expected to have a Medicare provider agreement before that date. Therefore, if there is no additional legislative action, physicians will not be permitted to own an interest in this hospital.

In the United Kingdom, we operate three hospitals and an oncology center, which supplement the services provided by the government-sponsored healthcare system. Our patients choose to receive care at private facilities primarily because of waiting lists to receive diagnostic procedures or elective surgery at government-sponsored facilities and pay us either from personal funds or through private insurance, which is offered by many employers as a benefit to their employees. Since acquiring our first two hospitals in the United Kingdom in 2000, we have expanded selectively by acquiring a third hospital and increasing the capacity and services offered at each facility, including the construction of an oncology center near the campus of our largest hospital. Currently we are expanding that hospital campus by adding a 22,000 square foot outpatient facility, which is expected to be completed in September 2010.

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

Due to our partnerships with physician and hospital partners, we do not consolidate 112 of the 172 facilities we operate. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding USPI’s financial performance because these revenues are the basis for calculating the Company’s management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for USPI’s equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating margins for the facilities that were operational in both the current and prior year periods, a group we refer to as same store facilities.

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

Acquisitions, Equity Investments and Development Projects

As part of our growth strategy, we acquire interests in existing surgical facilities from third parties and invest in new facilities that we develop in partnership with hospital partners and local physicians. We obtained control of a surgical facility in St. Louis, Missouri in May 2010. The purchase price was $4.6 million in cash.

We also regularly engage in the purchase and sale of equity interests with respect to our investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the six months ended June 30, 2010, these transactions resulted in a net cash inflow of approximately $4.8 million, which is summarized below:

Effective Date	Facility Location	Amount

Investments
April 2010	Destin, Florida(1)	$1.3 million
April 2010	St. Louis, Missouri(2)	0.4 million
May 2010	Mansfield, Texas(3)	0.6 million
Various	Various(4)	0.8 million

3.1 million
Sales
June 2010	Cincinnati, Ohio(5)	7.9 million

Total		$4.8 million

(1)	Acquisition of an additional noncontrolling interest in a surgical facility in which we already held an investment This facility is jointly owned with local physicians.

(2)	Acquisition of a noncontrolling interest in a surgical facility in which we already provided management services. This facility is jointly owned with one of our hospital partners and local physicians.

(3)	Acquisition of a noncontrolling interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with one of our hospital partners and local physicians.

(4)	Represents the net purchase of additional ownership and equity contributions in various other unconsolidated affiliates.

(5)	Sale of a portion of our equity ownership in one facility to a hospital partner.

We control and therefore consolidate the results of 60 of our 172 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the six months ended June 30, 2010, we purchased and sold equity interests in various U.S. consolidated subsidiaries in the amounts of $0.6 million and $1.5 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $4.6 million net decrease to our additional paid-in capital during the six months ended June 30, 2010.

Deconsolidations

As part of our strategy of partnering with physicians and not-for-profit health systems, the Company from time to time surrenders control of an entity but retains a noncontrolling interest (classified within “investments in unconsolidated affiliates” in the accompanying consolidated balance sheets). These transactions result in a gain or loss, computed as the difference between (a) the sales proceeds and fair value of the retained investment and (b) our carrying value of the investment prior to the transaction. During the six months ended June 30, 2010, we completed one such deconsolidation transaction by merging two of our facilities. The impact was not material.

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

Fair values for the retained noncontrolling interests are estimated based on market multiples and discounted cash flow models which have been derived from our experience in acquiring surgical facilities and by third party valuations we have obtained with respect to such transactions. Our continuing involvement as an equity method investor and manager of the facilities precludes classification of these transactions as discontinued operations.

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenues of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and contract service revenues, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians and hospitals. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net patient service revenues	86%	85%	85%	85%
Management and contract service revenues	13	12	14	12
Other revenues	1	3	1	3

Total revenues	100%	100%	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. As a percent of our total revenues, these revenues did not significantly change compared to prior year periods.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Management of surgical facilities	$13,068	$11,486	$25,618	$22,667
Contract services provided to hospitals, physicians and related entities	7,410	7,782	14,603	15,385

Total management and contract service revenues	$20,478	$19,268	$40,221	$38,052

As described above, our primary business is the operation of surgical facilities. In addition, we earn contract service revenues from other parties, primarily from hospitals through an endoscopy services business we acquired in 2006.

The following table summarizes our revenues by operating segment:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

United States	83%	83%	83%	84%
United Kingdom	17	17	17	16

Total	100%	100%	100%	100%

Between June 30, 2009 and June 30, 2010, the value of the British pound as compared to the U.S. dollar strengthened. This increase in value resulted in the proportion of our total revenues derived from U.K. operations as stated in U.S. dollars to increase slightly in the six months ended June 30, 2010, as compared to the corresponding prior year period.

Results of Operations

The following table summarizes certain statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
USPI	2010	2009	2010	2009

Total revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	12.1	9.4	11.0	9.0
Operating expenses, excluding depreciation and amortization	(67.5)	(67.0)	(68.2)	(67.0)
Depreciation and amortization	(5.7)	(5.7)	(5.7)	(5.7)/

Operating income	38.9	36.7	37.1	36.3
Interest and other expense, net	(11.8)	(10.6)	(12.0)	(14.1)

Income from before income taxes	27.1	26.1	25.1	22.2
Income tax expense	(6.4)	(5.1)	(5.9)	(4.7)

Net income	20.7	21.0	19.2	17.5
Less: Net income attributable to noncontrolling interests	(10.1)	(10.3)	(9.7)	(10.3)

Net income attributable to USPI’s common stockholder	10.6%	10.7%	9.5%	7.2%

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for 112 of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (amounts are expressed as a percentage of unconsolidated affiliates’ revenues, and reflect 100% of the investees’ results on an aggregated basis):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
USPI’s Unconsolidated Affiliates	2010	2009	2010	2009

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	(69.6)	(70.0)	(70.7)	(70.1)
Depreciation and amortization	(4.3)	(4.3)	(4.3)	(4.5)

Operating income	26.1	25.7	25.0	25.4
Interest and other expense, net	(1.6)	(1.9)	(1.7)	(1.9)

Income before income taxes	24.5	23.8	23.3	23.5
Income tax expense	(0.4)	(0.5)	(0.6)	(0.6)

Net income	24.1%	23.3%	22.7%	22.9%

Executive Summary

Our strategy continues to focus on growing the profits of our existing facilities, developing new facilities with hospital partners, and adding other facilities selectively through acquisition. Our progress during the six months ended June 30, 2010 included opening a new facility with a hospital partner in February 2010 and adding a hospital partner to two facilities we already operated. We also added, through acquisition, two additional facilities in the St. Louis, Missouri market and one additional facility in the Dallas / Fort Worth area. Our operating results, while still not as strong as in recent quarters, improved during the second quarter of 2010 as compared to the first quarter.

Our U.S. facilities’ surgical case volumes (including both consolidated and unconsolidated facilities) during the three months ended June 30, 2010 were essentially flat compared to the second quarter of 2009. While volumes have typically increased in prior years, this represented an improvement compared to the first quarter, when volumes were down 2% compared to the prior year period. Despite the lack of growth in case volume, our overall U.S. systemwide revenues (a measure that also includes both consolidated and unconsolidated facilities) increased on a year-over-year basis by 7% in the second quarter versus 2% during the first quarter. The increase in systemwide revenues is driven by our facilities performing more complex cases on average, the effect of which more than offset adverse changes in our payor mix, as fewer of our revenues were earned from the more profitable payors.

While our systemwide revenues grew, USPI’s reported revenues (consisting only of consolidated businesses) decreased compared to prior year by 6% for the six months ended June 30, 2010. The largest component of this decrease is the shift of five more of our existing facilities into our primary business model, which is jointly owning our facilities with prominent local physicians and a non-for-profit health system (hospital partner). We generally do not consolidate the businesses in these structures, but our profits from them (reflected in equity in earnings of unconsolidated affiliates) increased 24% and 15% during the three and six months ended June 30, 2010, respectively, as compared to corresponding prior year periods. Our consolidated revenues have decreased $11.1 million on a year-to-date basis as a result of such “deconsolidation” transactions, but as noted above we experienced significant increases in equity in earnings of unconsolidated affiliates, which together with cost control measures explains the $1.2 million, or 2%, increase in operating income for the three months ended June 30, 2010 as compared to the corresponding prior year period.

On a year-to-date basis, operating income was down 4%, driven largely by the drop in cases during the first quarter of 2010. The comparability of year-over-year operating income is also impacted by a value-added tax (VAT) assessment in the United Kingdom, which increased operating income by $1.0 million in the second quarter of 2009 and decreased it by an equal amount in the first quarter of 2010, when the taxing authority reversed its position on amounts it had awarded in 2009. We are appealing the decision. Absent the VAT amounts in each period, operating income was still down 2% on a year-to-date basis, but operating income margin was up 150 basis points, driven largely by a 15% increase in equity in earnings of unconsolidated affiliates, which represents our share of the net income of the 112 facilities we account for under the equity method.

While the leveraging of overall operating expenses was also a contributing factor to the improvement in USPI’s operating income margin, we additionally focus on U.S. same store facility level operating income margins (which reflect all facilities) as indicators of the trend of our business, because our earnings and cash flows are heavily driven by the results at those facilities, whether we consolidate them or not. Those margins actually decreased year-over-year by 40 and 140 basis points for the three months and six months ended June 30, 2010, respectively, reflecting the lack of case growth described above. Because of relationships like these (differences in the magnitude or direction of consolidated versus systemwide revenues and margins), which often are driven by “deconsolidations” such as the five described above, we supplementally focus on systemwide revenues and facility level operating income margins as important indicators for our business, given that our earnings ultimately are driven heavily by facility level operating margins.

As noted above, despite weaker case growth than we have historically experienced, we continued to grow the revenues of our facilities and to leverage operating expenses, resulting in a 2% year-over-year increase to operating income during the second quarter. Both case volume and operating income indicators at our facilities improved in the second quarter compared to the first quarter, but our year-to-date operating income remains 2% behind prior year. Our development strategy continues to focus on markets in which we have a significant presence with prominent local physicians and often a hospital partner and selectively in new markets. This strategy resulted in our increasing the number of hospital-partnered facilities by 15 from January 1, 2009 to June 30, 2010 and decreasing by eight the number of facilities not involving a hospital partner.

Our Business and Key Measures

We operate surgical facilities in partnership with local physicians and, in the majority of cases, a not-for-profit health system partner. We hold an ownership interest in each facility, each being operated through a separate legal entity owned by us, the health systems and physicians. We operate each facility on a day-to-day basis through a management services contract. Our sources of earnings from each facility consist of:

•	our share of each facility’s net income or loss, which is computed by multiplying the facility’s net income or loss times the percentage of each facility’s equity interests owned by us.

•	management services revenues, computed as a percentage of each facility’s net revenues (often net of bad debt expense); and

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a growing majority of our facilities (currently 112 of our 172 facilities), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method, i.e., as an unconsolidated affiliate. We control the remaining 60 of our facilities and account for these investments as consolidated subsidiaries.

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

For unconsolidated affiliates, our consolidated statements of income reflect our earnings in only two line items:

•	equity in earnings of unconsolidated affiliates: our share of the net income of each facility, which is based on the facilities’ net income or loss and the percentage of the facility’s outstanding equity interests owned by us; and

•	management and administrative services revenues: income we earn in exchange for managing the day-to-day operations of each facility, usually quantified as a percentage of each facility’s net revenues less bad debt expense.

In summary, USPI’s operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but USPI’s individual revenue and expense line items only contain consolidated businesses, which represent less than half of our operations. This translates to trends in operating income that often do not correspond with changes in revenues and expenses. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years. Accordingly, we review several types of information in order to monitor and analyze USPI’s results of operations, including:

•	The results of operations of USPI’s unconsolidated affiliates

•	USPI’s average ownership share in the facilities we operate; and

•	Facility operating indicators, such as systemwide revenue growth, same store revenue growth, and same store operating margins

Our Consolidated and Unconsolidated Results

The following table shows USPI’s results of operations and the results of operations of USPI’s unconsolidated affiliates (in thousands).

	Three Months Ended June 30,
	2010		2009		Variance to Prior Year
	USPI as		USPI as		USPI as
	Reported		Reported		Reported
	Under	Unconsolidated	Under	Unconsolidated	Under	Unconsolidated
	GAAP	Affiliates	GAAP	Affiliates	GAAP	Affiliates

Revenues:
Net patient service revenues	$128,609	$325,077	$132,816	$287,333	$(4,207)	$37,744
Management and administrative services revenues	20,478	—	19,268	—	1,210	—
Other income	1,123	583	4,283	1,704	(3,160)	(1,121)

Total revenues	150,210	325,660	156,367	289,037	(6,157)	36,623
Equity in earnings of unconsolidated affiliates	18,219	—	14,639	—	3,580	—
Operating expenses:
Salaries, benefits and other employee costs	40,831	74,545	42,991	68,613	(2,160)	5,932
Medical services and supplies	24,571	76,632	24,815	66,332	(244)	10,300
Other operating expenses	24,465	67,480	24,397	60,964	68	6,516
General and administrative expenses	9,119	—	9,755	—	(636)	—
Provision for doubtful accounts	2,436	8,073	2,826	6,793	(390)	1,280
Depreciation and amortization	8,488	13,844	8,910	12,454	(422)	1,390

Total operating expenses	109,910	240,574	113,694	215,156	(3,784)	25,418

Operating income	58,519	85,086	57,312	73,881	1,207	11,205
Interest income	62	91	1,275	91	(1,213)	—
Interest expense	(17,623)	(6,628)	(17,576)	(6,435)	(47)	(193)
Other, net	(265)	1,410	(157)	986	(108)	424

Total other expenses, net	(17,826)	(5,127)	(16,458)	(5,358)	(1,368)	231

Income before income taxes	40,693	79,959	40,854	68,523	(161)	11,436
Income tax expense	(9,671)	(1,343)	(7,997)	(1,395)	(1,674)	52

Net income	31,022	$78,616	32,857	$67,128	(1,835)	$11,488

Less: Net income attributable to noncontrolling interests	(15,135)		(16,105)		970

Net income attributable to USPI’s common stockholder	$15,887		$16,752		$(865)

USPI’s equity in earnings of unconsolidated affiliates		$18,219		$14,639		$3,580

	Six Months Ended June 30,
	2010		2009		Variance to Prior Year
	USPI as		USPI as		USPI as
	Reported		Reported		Reported
	Under	Unconsolidated	Under	Unconsolidated	Under	Unconsolidated
	GAAP	Affiliates	GAAP	Affiliates	GAAP	Affiliates

Revenues:
Net patient service revenues	$251,416	$618,369	$267,391	$559,125	$(15,975)	$59,244
Management and administrative services revenues	40,221	—	38,052	—	2,169	—
Other income	3,417	1,102	8,064	2,423	(4,647)	(1,321)

Total revenues	295,054	619,471	313,507	561,548	(18,453)	57,923
Equity in earnings of unconsolidated affiliates	32,507	—	28,197	—	4,310	—
Operating expenses:
Salaries, benefits and other employee costs	81,463	146,766	85,865	133,752	(4,402)	13,014
Medical services and supplies	49,856	145,843	50,568	127,597	(712)	18,246
Other operating expenses	47,891	130,986	48,694	120,353	(803)	10,633
General and administrative expenses	17,668	—	20,099	—	(2,431)	—
Provision for doubtful accounts	4,319	14,477	4,879	12,186	(560)	2,291
Depreciation and amortization	16,786	26,823	17,865	25,031	(1,079)	1,792

Total operating expenses	217,983	464,895	227,970	418,919	(9,987)	45,976

Operating income	109,578	154,576	113,734	142,629	(4,156)	11,947
Interest income	426	192	1,741	276	(1,315)	(84)
Interest expense	(35,736)	(12,852)	(35,795)	(12,652)	59	(200)
Other, net	(173)	1,851	(10,221)	1,340	10,048	511

Total other expenses, net	(35,483)	(10,809)	(44,275)	(11,036)	8,792	227

Income before income taxes	74,095	143,767	69,459	131,593	4,636	12,174
Income tax expense	(17,427)	(3,155)	(14,620)	(3,090)	(2,807)	(65)

Net income	56,668	$140,612	54,839	$128,503	1,829	$12,109

Less: Net income attributable to noncontrolling interests	(28,770)		(32,400)		3,630

Net income attributable to USPI’s common stockholder	$27,898		$22,439		$5,459

USPI’s equity in earnings of unconsolidated affiliates		$32,507		$28,197		$4,310

The following table provides other information regarding our unconsolidated affiliates (dollars in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Long-term debt	$295,343	$286,366	$295,343	$286,366
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	22.8%	21.6%	22.6%	21.7%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	24.8%	25.1%	24.8%	25.1%
Unconsolidated facilities operated at period end	112	107	112	107

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period.

This is a non-GAAP measure but management believes it provides further useful information about its involvement in equity method investments.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This is a non-GAAP measure but management believes it provides further useful information about its involvement in equity method investments.

As shown above, USPI’s net patient service revenues for the three and six months ended June 30, 2010 decreased $6.2 million and $18.5 million, respectively, compared to the corresponding prior year periods. The net patient service revenues of USPI’s unconsolidated affiliates increased $36.6 million and $57.9 million for the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods. These variances are analyzed more extensively below under “Revenues,” but in general they reflect the fact that the revenues of our unconsolidated facilities, which largely represent the facilities we operate under our primary business model of partnering with physicians and a hospital partner, are growing at a faster rate than the revenues of our other facilities (the consolidated facilities, whose revenues actually decreased compared to prior year). In addition to the underlying growth rates at these facilities, we continue to shift more of our facilities into our primary business model, which usually moves them from the consolidated to the unconsolidated group. Once netted with expenses, these increased revenues at our unconsolidated affiliates, resulted in their earning $12.1 million more in net income on year-to-date basis than in the corresponding prior year period. Our share of that increase, based on our ownership levels in these facilities, was $4.3 million. Both of these figures represented improvements compared to the first quarter, when the drop in case volumes and operating margin resulted in almost no net income growth for our unconsolidated affiliates.

Our Ownership Interests in the Facilities We Operate

Our earnings are predominantly driven by our investments in the facilities we operate, so we focus on those businesses’ growth rates together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in the U.S. surgical facilities we operate is as follows:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2010	2009	2009

Equity method facilities(1)	22.6%	21.5%	21.4%
Consolidated facilities(2)	47.0%	48.1%	49.1%
Total(3)	29.3%	29.4%	30.5%

(1)	Computed for unconsolidated facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income of U.S. surgical facilities we account for under the equity method.

(2)	Computed for consolidated facilities by dividing (a) the aggregate net income of U.S. surgical facilities we operate less our total noncontrolling interests in income of consolidated subsidiaries by (b) the aggregate net income of our consolidated U.S. surgical facilities.

(3)	Computed in total by dividing our share of the facilities’ net income, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income of our U.S. surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our increased focus on partnering our facilities with not-for-profit health systems in addition to physicians generally leads to our accounting for more facilities under the equity method (unconsolidated) as reflected in our number of unconsolidated facilities increasing by 11 from January 1, 2009 to June 30, 2010, while our number of consolidated facilities decreased by two. We generally have a lower ownership percentage in an equity method facility as compared to a consolidated facility.

While our ownership interests remained higher for consolidated facilities than for unconsolidated facilities, our average ownership in our consolidated facilities decreased from the second quarter of 2009 to the second quarter of 2010 due to relative performance of certain consolidated facilities, namely that one market’s facilities, in which our ownership is higher than average, experienced steeper than average drops in profitability compared to our other consolidated facilities.

Revenues

Our consolidated net revenues decreased 4% and 6% and during the three and six months ended June 30, 2010, respectively, as compared to the corresponding prior year periods. The table below quantifies several significant items impacting year over year growth.

	Three Months Ended
	June 30, 2010
	USPI as Reported	Unconsolidated
	Under GAAP	Affiliates

Total revenues, three months ended June 30, 2009	$156,367	$289,037
Add: Revenue from acquired facilities	1,785	7,688
Less: Revenue of disposed facilities	—	(3,611)
Less: Revenue of deconsolidated facilities	(2,960)	2,960
Impact of exchange rate	(977)	—

Adjusted base period	154,215	296,074
(Decrease) increase from operations	(3,907)	26,628
Non-facility based revenue	(98)	2,958

Total revenues, three months ended June 30, 2010	$150,210	$325,660

	Six Months Ended
	June 30, 2010
	USPI as Reported	Unconsolidated
	Under GAAP	Affiliates

Total revenues, six months ended June 30, 2009	$313,507	$561,548
Add: Revenue from acquired facilities	3,407	14,551
Less: Revenue of disposed facilities	—	(9,475)
Less: Revenue of deconsolidated facilities	(11,110)	11,110
Impact of exchange rate	1,137	—

Adjusted base period	306,941	577,734
(Decrease) increase from operations	(10,639)	39,007
Non-facility based revenue	(1,248)	2,730

Total revenues, six months ended June 30, 2010	$295,054	$619,471

Our systemwide revenues, which include all facilities we operate, whether consolidated or equity method, increased 7% and 4% for the three and six months ended June 30, 2010, respectively, as compared to the prior year corresponding periods due to several factors, but disproportionate expense increases resulted in a net decrease to USPI’s earnings from its facilities. As depicted above, a major component of the decrease in consolidated revenues was the deconsolidation of facilities, which caused a corresponding increase in the revenues of unconsolidated affiliates. However, operations also were a significant factor, although differently for each of the two groups. Despite essentially no growth in case volumes, a shift to more complex surgical cases in several equity method facilities, and the resulting increased revenue per case, actually caused an approximate $39.0 million increase in the revenues of this group of facilities, whereas the consolidated facilities experienced decreases in average reimbursement as well as case volumes.

Facility Growth

As described above, our systemwide revenues grew 7% and 4% in the three and six months ended June 30, 2010, respectively, compared to the corresponding prior year periods. This growth corresponds closely to the 6% and 4%

increase in the three and six months ended June 30, 2010, respectively, in the net revenues of our same store facilities, which are those facilities we operated in both periods.

In the U.S., we experienced a 1% reduction in same store case volumes during the first six months of 2010, driven by a 2% drop in the first quarter and a flat second quarter. We believe this decrease could have resulted from several factors, including changes to health insurance plans to require more patient responsibility for healthcare expenses and a generally soft economy. In addition, our facilities’ revenues were adversely impacted by shift in payor mix, as fewer revenues were earned from the more profitable payors. As described above, a shift to more complex cases at several of our larger facilities, resulted in the revenues of the same store group increasing year-over-year despite the small drop in volume and the unfavorable change to payor mix.

As for our United Kingdom facilities, the weakening of the U.S. dollar versus the British pound caused a slight increase in reported revenues during the six months ended June 30, 2010 as compared to corresponding period in 2009. In local currency (or measured at constant exchange rates) our U.K. facilities’ revenue declined 2% and 1% for the three and six months ended June 30, 2010, respectively. These declines are largely due to a decrease in self-pay business. Self-pay business is generally considered more susceptible to changes in general economic conditions, as the cost of care is borne entirely by the patient rather than shared with private insurers or borne by the National Health Service.

The following table summarizes our same store facility revenue growth rates, as compared to the three and six months ended June 30, 2009:

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010

United States facilities:
Net revenue	6%	4%
Surgical cases	—%	(1)%
Net revenue per case(1)	6%	5%
United Kingdom facilities:
Adjusted admissions	(6)%	(5)%
Net revenue using actual exchange rates	(6)%	1%
Net revenue using constant exchange rates(2)	(2)%	(1)%
All same store facilities:
Net revenue using actual exchange rates	5%	4%

(1)	Our overall domestic same store growth in net revenue per case for the three and six months ended June 30, 2010, was favorably impacted by the 12% growth at our thirteen same store hospitals, which on average perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. The net revenue per case growth at our ambulatory surgery centers was 3% during the second quarter of 2010.

(2)	Calculated using 2010 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

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

Consistent with this strategy, our net overall number of facilities increased by two from June 30, 2009 to June 30, 2010, while the net increase in facilities partnered with not-for-profit hospitals and local physicians increased by nine. All of our facilities under construction at June 30, 2010 involve a hospital partner. In addition, all of our projects in the earlier stages of development involve a hospital partner, and we continue to explore affiliating more facilities with hospital partners, especially for facilities in markets where we already operate other facilities with a hospital partner. The following table summarizes the facilities we operated as of June 30, 2010 and 2009:

	June 30,
	2010	2009

United States facilities(1):
With a hospital partner	114	105
Without a hospital partner	54	61

Total U.S. facilities	168	166
United Kingdom facilities	4	4

Total facilities operated	172	170

Change from June 30, 2009:
De novo (newly constructed)	3
Acquisition	6
Disposals(2)	(7)

Total increase in number of facilities	2

(1)	At June 30, 2010, physicians own a portion of all of these facilities.

(2)	We sold our ownership interests in facilities in Cleveland, Ohio; San Antonio, Texas; Baton Rouge, Louisiana; and Oxnard, California. We merged one of our surgery centers into one of our hospitals in Oklahoma, and also merged two of our surgery centers into one location in Ohio.

Facility Operating Margins

Same store U.S. facility operating margins decreased 140 basis points in the six months ended June 30, 2010 as compared to 2009. The decrease was broad-based, and was largely due to lower case volumes that were not offset by a proportionate decrease in operating expenses, although the second quarter decrease of 40 basis points was far less than the first quarter 240 basis point drop. Continuing a trend we experienced in 2008 and 2009, the year-over-year change in the operating margins of facilities partnered with a not-for-profit healthcare system was more favorable (or, in the case of the three and six months ended June 30, 2010, less unfavorable) than the change experienced by the facilities that do not have a hospital partner.

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

Our U.K. facilities, which comprise four of our 172 facilities at June 30, 2010, experienced a decrease in overall facility margins in the six months ended June 30, 2010 as compared to the prior year period, also due to lower volumes that were not offset by a proportionate decrease in operating expenses.

The following table summarizes the year-over-year changes in our same store facility operating margins (see footnote 1 below), comparing the three and six months ended June 30, 2010 to the three and six months ended June 30, 2009:

	Three Months Ended			Six Months Ended
	June 30, 2010	(Decrease)		June 30, 2010	(Decrease)

United States facilities:
With a hospital partner	26.5%	(30	) bps	25.2%	(120	) bps
Without a hospital partner	31.7%	(60	) bps	30.9%	(200	) bps
Total U.S. facilities	27.6%	(40	) bps	26.4%	(140	) bps
United Kingdom facilities(2)	23.5%	(10	) bps	24.4%	(120	) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	Calculated using 2010 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business. In addition, the $1.0 million unfavorable impact of a payment of value-added tax in the first quarter of 2010 has been excluded from U.K. same store facility operating margins. The favorable impact of this value-added tax recorded in the second quarter of 2009 was also excluded.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues decreased by $6.2 million, or 3.9%, to $150.2 million for the three months ended June 30, 2010 from $156.4 million for the three months ended June 30, 2009. Approximately $3.0 million of this decrease was the result of our selling a partial interest in three of our consolidated facilities, which resulted in our deconsolidating the facilities; this effect was partially offset by an increase in revenues of approximately $1.8 million due to acquisition activity. Due to lower case volumes, our consolidated centers experienced a decrease in revenues of approximately $3.9 million. Revenues were also negatively affected by an approximate $1.0 million decrease in our U.K. revenues as the result of the British pound weakening against the U.S. dollar.

Equity in earnings of unconsolidated affiliates increased by $3.6 million, or 24.5%, to $18.2 million for the three months ended June 30, 2010 from $14.6 million for the three months ended June 30, 2009. This increase in equity in earnings was primarily driven by same store growth ($2.3 million), acquisitions of additional facilities we account for under the equity method ($1.1 million) and deconsolidations of facilities ($0.2 million). The number of facilities we account for under the equity method increased by five from June 30, 2009 to June 30, 2010.

Operating expenses, excluding depreciation and amortization, decreased by $3.4 million, or 3.2% to $101.4 million for the three months ended June 30, 2010 from $104.8 million for the three months ended June 30, 2009, primarily due to our deconsolidating three facilities and cost saving measures being employed across our facilities due to lower case volumes. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased slightly to 67.5% for the three months ended June 30, 2010 from 67.0% for the three months ended June 30, 2009.

Depreciation and amortization decreased $0.4 million, or 4.7%, to $8.5 million for the three months ended June 30, 2010 from $8.9 million for the three months ended June 30, 2009. Depreciation and amortization, as a percentage of revenues, was constant at approximately 5.7% for the three months ended June 30, 2010 and June 30, 2009.

Operating income increased $1.2 million, or 2.1%, to $58.5 million for the three months ended June 30, 2010 from $57.3 million for the three months ended June 30, 2009, primarily as a result of cost saving measures and revenue increases associated with an increase in the complexity of cases performed more than offsetting the adverse impact of lower case volumes. In addition, year-over-year comparisons were adversely impacted by $1.0 million in operating income being recorded in the second quarter of 2009 related to our U.K. subsidiary being awarded a value-added tax refund, which did not recur in the second quarter of 2010. These factors, together with an increase in our equity in earnings, drove a net improvement in operating income, as a percentage of revenues, to 38.9% for the three months ended June 30, 2010 from 36.7% for the three months ended June 30, 2009.

Interest expense, net of interest income, was $17.6 million for the three months ended June 30, 2010 as compared to $16.3 million for the three months ended June 30, 2009. The increase of approximately $1.3 million is due to lower interest income earned as a result of lower average cash balances throughout the second quarter of 2010. In addition, interest income in the second quarter of 2009 contains a $0.8 million award related to the value-added tax settlement received from the U.K. government, which was subsequently reclaimed by the government during the first quarter of 2010.

Provision for income taxes was $9.7 million for the three months ended June 30, 2010 compared to $8.0 million for the three months ended June 30, 2009. Our effective tax rates (based on pretax earnings attributable to USPI’s stockholder) were 37.8% and 32.3% for the three months ended June 30, 2010 and 2009, respectively. Prior to the third quarter of 2009, we were establishing a valuation allowance against our U.S. net operating loss carryforwards, which caused our effective tax rate to differ significantly from the statutory rate.

The decrease in case volumes described herein was the primary driver in the $1.0 million year-over-year decrease in net income attributable to noncontrolling interests. Overall, cost saving measures and increases in average revenue per case offset the adverse effect of lower case volumes on our pretax income. These factors also offset the adverse impact of the $1.8 million value-added tax refund we were awarded in the second quarter of 2009 that did not recur in the second quarter of 2010. However, our higher effective tax rate in 2010 resulted in our net income attributable to USPI’s common stockholder decreasing by $0.9 million during the three months ended June 30, 2010 compared to the corresponding prior year period.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues decreased by $18.5 million, or 5.9%, to $295.1 million for the six months ended June 30, 2010 from $313.5 million for the six months ended June 30, 2009. Approximately $11.1 million of this decrease was the result of our selling a partial interest in five of our consolidated facilities, which resulted in our deconsolidating the facilities; this effect was partially offset by a net $2.2 million increase related to acquisition activity and other changes. Due to lower case volumes, our consolidated centers experienced a decrease in revenues of approximately $10.6 million, which was partially offset by an approximate $1.1 million increase in our U.K. revenues as the result of the British pound strengthening against the U.S. dollar.

Equity in earnings of unconsolidated affiliates increased by $4.3 million, or 15.3% to $32.5 million for the six months ended June 30, 2010 from $28.2 million for the six months ended June 30, 2009. This increase in equity in earnings was primarily driven by same store growth ($2.8 million), acquisitions of additional facilities we account for under the equity method ($1.4 million) and deconsolidation of facilities ($0.2 million). The number of facilities we account for under the equity method increased by five from June 30, 2009 to June 30, 2010.

Operating expenses, excluding depreciation and amortization, decreased by $8.9 million, or 4.2%, to $201.2 million for the six months ended June 30, 2010 from $210.1 million for the six months ended June 30, 2009, primarily due to our deconsolidating five facilities. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased to 68.2% for the six months ended June 30, 2010 from 67.0% for the six months ended June 30, 2009. This increase as a percentage of revenues is primarily attributable to our not reducing staffing and supply costs at our facilities in proportion to the lower case volumes we experienced during the first six months of 2010, particularly during the first quarter of 2010. Our results were also affected by a $1.0 million expense accrued in March 2010 due to the British tax authority reversing its position on a value-added tax refund awarded to our U.K. subsidiary in the second quarter of 2009.

Depreciation and amortization decreased $1.1 million, or 6.0%, to $16.8 million for the six months ended June 30, 2010 from $17.9 million for the six months ended June 30, 2009, primarily due to the deconsolidation of five facilities. Depreciation and amortization, as a percentage of revenues, was constant at approximately 5.7% for the six months ended June 30, 2010 and June 30, 2009.

Operating income decreased $4.2 million, or 3.7%, to $109.6 million for the six months ended June 30, 2010 from $113.7 million for the six months ended June 30, 2009, primarily as a result of lower case volumes. Operating income, as a percentage of revenues, increased to 37.1% for the six months ended June 30, 2010 from 36.3% for the six months ended

June 30, 2009, primarily as a result of our increased earnings from unconsolidated affiliates more than offsetting the adverse impact of the value-added tax expense noted above.

Interest expense, net of interest income, was $35.3 million for the six months ended June 30, 2010 as compared to $34.1 million for the six months ended June 30, 2009. While market interest rates and our debt balance were lower in the second quarter of 2010 than in the second quarter 2009, the $1.2 million difference can primarily be attributed to a $0.8 million interest income on a settlement we received in the second quarter of 2009 from the British tax authority related to the VAT noted above, whereas in the first quarter of 2010, we recorded a $0.8 million expense as the British tax authority reclaimed the amount.

Other expense, net of other income decreased by $10.0 million for the six months ended June 30, 2010 from the six months ended June 30, 2009 primarily as the result of activity in 2009 that included an $8.2 million pretax loss related to the deconsolidation of two facilities as control of the facilities was transferred to one of our hospital partners and the $2.6 million pretax loss on the sale of a facility in East Brunswick, New Jersey.

Provision for income taxes was $17.4 million for the six months ended June 30, 2010 compared to $14.6 million for the six months ended June 30, 2009. Our effective tax rates (based on pretax earnings attributable to USPI’s stockholder) were 38.4% and 39.5% for the six months ended June 30, 2010 and 2009, respectively.

The decrease in case volumes described herein was the primary driver in the $3.6 million year-over-year decrease in net income attributable to noncontrolling interests. This factor, together with the adverse effect of a drop in volumes in the first quarter of 2010, decreased net income, but overall $1.8 million of expense related to reversal of the value-added tax refund, and the absence in the current year of significant losses from disposals and deconsolidations, which totaled $10.9 million during the first three months of 2009, resulted in the $1.8 million year-over-year increase in net income and the $5.5 million increase in net income attributable to USPI’s common stockholder.

Liquidity and Capital Resources

Cash Flows

During the six months ended June 30, 2010, the Company generated $78.9 million of cash flows from operating activities as compared to $76.7 million during the six months ended June 30, 2009. Cash flows from operating activities increased $2.3 million, or 3%, from the prior year period.

During the six months ended June 30, 2010, the Company’s net cash used in investing activities was $17.2 million, consisting primarily of $17.3 million used for purchases of property and equipment. Approximately $10.0 million of property and equipment purchases were related to ongoing development projects, and the remaining $7.3 million represented purchases of equipment at existing facilities. Net cash used in financing activities for the six months ended June 30, 2010 totaled $55.8 million and resulted primarily from net payments on long-term debt of $5.2 million, distributions to noncontrolling interests of $29.5 million and a net decrease in cash held on behalf of noncontrolling interests of $22.3 million.

Cash and cash equivalents were $40.7 million at June 30, 2010 as compared to $34.9 million at December 31, 2009, and the net working capital deficit was $81.8 million at June 30, 2010 as compared to $113.0 million at December 31, 2009. The overall negative working capital position at June 30, 2010 and December 31, 2009 is primarily the result of $108.2 million and $129.3 million due to affiliates, respectively, associated with our practice of holding our unconsolidated facilities’ cash. As discussed below, we have sufficient availability under our credit facility, together with our operating cash flows, to service our obligations.

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

One of our consolidated entities is developing and constructing a new hospital which is expected to be completed in the first quarter of 2011. The total project cost is approximately $26.2 million which is being funded by cash contributions from its partners and debt financing. The entity has arranged bank financing totaling $17.4 million. Approximately $0.8 million of the bank financing was borrowed at June 30, 2010. We have made our required cash contribution based on the project’s estimated cost.

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

Senior secured credit facility

The senior secured credit facility (credit facility) provides for borrowings of up to $615.0 million (with a $150.0 million accordion feature described below), consisting of (1) an $85.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. We have utilized the availability under the $530.0 million term loan facility and are making scheduled quarterly principal payments. At June 30, 2010, we had approximately $75.4 million available for borrowing under the revolving credit facility, representing the facility’s $85.0 million capacity, net of the $8.0 million outstanding balance at June 30, 2010 and net of $1.6 million of outstanding letters of credit. The $8.0 million outstanding on the revolving line of credit at June 30, 2010 was repaid in July 2010.

We may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we currently pay quarterly commitment fees of 0.50% per annum on the daily-unused commitment of the revolving credit facility. We also currently pay a quarterly participation fee of 2.38% per annum related to outstanding letters of credit. The term loans under the credit facility require principal payments each year in an amount of $4.3 million per annum in equal quarterly installments and $0.2 million per quarter with respect to the delayed draw facility. No principal payments are required on the revolving credit facility. At June 30, 2010, we had $519.1 million of debt outstanding under the credit facility at a weighted average interest rate of approximately 3.7%.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly-owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of June 30, 2010.

Senior subordinated notes

Also in connection with the merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest) or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. To date, we have paid all interest payments in cash. At June 30, 2010, we had $437.5 million of Notes outstanding. The Notes are unsecured senior subordinated obligations of our company; however, the Notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of June 30, 2010.

United Kingdom borrowings

In April 2007, we entered into an amended and restated credit agreement, which covered our existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional Term Loan B facility of £10 million, which was drawn in April 2007. In March 2008, we further amended our U.K. Agreement to provide for a £2.0 million Term Loan C facility. We borrowed the entire £2.0 million in March 2008 to acquire property adjacent to one of our hospitals in London. In June 2009, we renewed our overdraft facility. Under the renewal, we must pay a commitment fee of 0.5% per annum on the unused portion of the overdraft facility each quarter. Excluding availability on the overdraft facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At June 30, 2010, we had approximately £36.8 million ($55.0 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 4.5%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are required on the Term Loan A, which began in June 2007, and approximate $5.0 million in the first and second year, $6.0 million in the third and fourth year; $7.5 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and matures in 2013. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million), which began in June 2008 and continue through its maturity date of February 2013 when the final payment of £0.5 million ($0.7 million) is due. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We believe we were in compliance with these covenants as of June 30, 2010.

We also have the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million ($3.7 million). The exact terms and payments are negotiated upon a draw on the facility. We borrowed against the facility in June 2010 and have £1.2 million ($1.8 million) outstanding at June 30, 2010. The terms of the borrowing require monthly principal and interest payments over 48 months. We have pledged capital assets as collateral against this borrowing.

Contractual Cash Obligations

Our contractual cash obligations as of June 30, 2010 are summarized as follows:

	Payments Due by Period
		Within	Years	Years	Beyond
Contractual Cash Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)

Long-term debt obligations:
Senior secured credit facility(1)	$519,078	$5,265	$18,530	$495,283	$—
Senior subordinated notes, due 2017(1)	240,000	—	—	—	240,000
Senior subordinated toggle notes, due 2017(1)	197,515	—	—	—	197,515
U.K. credit facility(1)	54,984	10,048	44,936	—	—
Other debt at operating subsidiaries(1)	23,997	6,203	9,101	5,234	3,459
Interest on long-term debt obligations(2)	352,586	61,602	120,368	94,261	76,355
Capitalized lease obligations(3)	50,796	8,118	11,964	7,495	23,219
Operating lease obligations	84,587	14,094	24,957	16,844	28,692

Total contractual cash obligations	$1,523,543	$105,330	$229,856	$619,117	$569,240

(1)	Scheduled principal payments

(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the June 30, 2010 rates applicable to each debt instrument and also gives effect to the interest rate swaps designated in a cash flow hedging relationship against portions of the U.K. credit facility and senior secured credit facility in the U.S.

(3)	Includes related principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $53.2 million at June 30, 2010, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was 48% at June 30, 2010. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At June 30, 2010, the total debt on the balance sheets of our unconsolidated affiliates was approximately $295.3 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 25% at June 30, 2010. USPI or one of its wholly-owned subsidiaries had collectively guaranteed $14.6 million of the $295.3 million in total debt of our unconsolidated affiliates as of June 30, 2010. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly-owned subsidiary had guaranteed $23.1 million as of June 30, 2010, of which $8.7 million represents guarantees of two facilities we have sold. We have full recourse to the buyers with respect to such amounts. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

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

In addition, our U.K. subsidiary has begun expanding our Parkside hospital, already our largest facility. Located outside London in the Wimbledon area, this facility’s expansion is expected to cost approximately £11.5 million ($17.2 million). The expansion of the outpatient clinic is expected to be completed in September 2010 and the refurbishment of a portion of the hospital is expected to be completed by the first quarter of 2011.

Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our company, in the amount of $0.5 million and $1.0 million for the three month and six months ended June 30, 2009 and 2008, respectively. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At June 30, 2010, we had approximately $3.5 million accrued related to such management fee, of which $0.3 million is included in other current liabilities and $3.2 million is included in other long-term liabilities in the accompanying consolidated balance sheet.

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

As further discussed in Note 5 to the accompanying consolidated financial statements, in order to manage interest rate risk related to a portion of our variable-rate U.K. debt, on February 29, 2008, we entered into an interest rate swap agreement for a notional amount of £20.0 million ($29.9 million). The interest rate swap requires us to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (0.73% at June 30, 2010), which is reset quarterly. The interest rate swap expires in March 2011. No collateral is required under the interest rate swap agreement. As of June 30, 2010, the rate under our swap agreement was unfavorable compared to the market.

Additionally, effective July 24, 2008, in order to manage interest rate risk related to a portion of our variable-rate U.S. senior secured credit facility, we entered into an interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires us to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (0.32% at June 30, 2010), which is paid and reset on a quarterly basis. The interest rate swap expires in July 2011. No collateral is required under the interest rate swap agreement. As of June 30, 2010, the rate under our swap agreement was unfavorable compared to the market.

At June 30, 2010, the fair values of the U.K. and U.S. interest rate swaps were liabilities of approximately $0.9 million and $6.0 million, respectively. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the models were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost we would have to pay to transfer the obligations to a market participant with similar credit risk.

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At June 30, 2010, $699.4 million of our outstanding debt was in fixed rate instruments and the remaining $337.6 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $3.4 million.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Date: August 5, 2010

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