Form 10-Q
period 2010-09-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2010-11-09
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

The number of shares of Common Stock of the Registrant outstanding at November 9, 2010 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note: Items 1A, 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
United Surgical Partners International, Inc.:

We have reviewed the accompanying consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of September 30, 2010, the related consolidated statements of income, comprehensive income and changes in equity for the three-month and nine-month periods ended September 30, 2010 and 2009, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/  KPMG LLP

Dallas, Texas
November 9, 2010

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands — except share
	data)

ASSETS
Cash and cash equivalents	$60,726	$34,890
Accounts receivable, net of allowance for doubtful accounts of $8,422 and $8,160, respectively	48,087	54,237
Other receivables	20,140	15,246
Inventories of supplies	8,951	8,789
Deferred tax asset, net	11,101	16,400
Prepaids and other current assets	10,593	14,382

Total current assets	159,598	143,944
Property and equipment, net	215,753	198,506
Investments in unconsolidated affiliates	347,120	355,499
Goodwill	1,278,615	1,279,291
Intangible assets, net	323,210	322,896
Other assets	26,363	25,256

Total assets	$2,350,659	$2,325,392

LIABILITIES AND EQUITY
Accounts payable	$21,701	$23,475
Accrued salaries and benefits	22,654	33,015
Due to affiliates	109,175	129,296
Accrued interest	18,673	8,784
Current portion of long-term debt	29,014	23,337
Other current liabilities	50,214	39,053

Total current liabilities	251,431	256,960
Long-term debt, less current portion	1,036,647	1,048,191
Other long-term liabilities	27,206	32,466
Deferred tax liability, net	135,314	125,907

Total liabilities	1,450,598	1,463,524
Noncontrolling interests — redeemable (Note 3)	71,995	63,865
Commitments and contingencies (Note 11)
Equity:
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	784,867	789,505
Accumulated other comprehensive loss	(62,929)	(58,845)
Retained earnings	66,188	27,292

Total USPI stockholder’s equity	788,126	757,952
Noncontrolling interests — nonredeemable (Note 3)	39,940	40,051

Total equity	828,066	798,003

Total liabilities and equity	$2,350,659	$2,325,392

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
	(Unaudited — in thousands)

Revenues:
Net patient service revenues	$126,061	$129,588
Management and contract service revenues	21,012	19,521
Other revenues	1,717	3,272

Total revenues	148,790	152,381
Equity in earnings of unconsolidated affiliates	17,247	14,913
Operating expenses:
Salaries, benefits, and other employee costs	42,763	44,223
Medical services and supplies	24,347	25,451
Other operating expenses	28,926	21,210
General and administrative expenses	9,626	9,609
Provision for doubtful accounts	2,032	2,674
Depreciation and amortization	8,294	8,745

Total operating expenses	115,988	111,912

Operating income	50,049	55,382
Interest income	212	520
Interest expense	(17,333)	(17,589)
Other, net	476	(8,925)

Total other expense, net	(16,645)	(25,994)

Income before income taxes	33,404	29,388
Income tax (expense) benefit (Note 7)	(7,247)	24,123

Net income	26,157	53,511
Less: Net income attributable to noncontrolling interests	(14,309)	(14,807)

Net income attributable to USPI’s common stockholder	$11,848	$38,704

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
	(Unaudited — in thousands)

Revenues:
Net patient service revenues	$377,477	$396,979
Management and contract service revenues	61,232	57,573
Other revenues	5,135	11,335

Total revenues	443,844	465,887
Equity in earnings of unconsolidated affiliates	49,754	43,110
Operating expenses:
Salaries, benefits, and other employee costs	124,226	130,089
Medical services and supplies	74,203	76,019
Other operating expenses	76,817	69,904
General and administrative expenses	27,295	29,708
Provision for doubtful accounts	6,351	7,553
Depreciation and amortization	25,080	26,610

Total operating expenses	333,972	339,883

Operating income	159,626	169,114
Interest income	638	2,261
Interest expense	(53,069)	(53,384)
Other, net (Note 3)	304	(19,145)

Total other expense, net	(52,127)	(70,268)

Income before income taxes	107,499	98,846
Income tax (expense) benefit (Note 7)	(24,674)	9,504

Net income	82,825	108,350
Less: Net income attributable to noncontrolling interests	(43,079)	(47,207)

Net income attributable to USPI’s common stockholder	$39,746	$61,143

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
	(Unaudited — in thousands)

Net income	$26,157	$53,511
Other comprehensive income (loss):
Foreign currency translation adjustments	11,857	(6,538)
Unrealized gain on interest rate swaps, net of tax	792	2,277

Total other comprehensive income (loss)	12,649	(4,261)

Comprehensive income	38,806	49,250
Less: Comprehensive income attributable to noncontrolling interests	(14,309)	(14,807)

Comprehensive income attributable to USPI’s common stockholder	$24,497	$34,443

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
	(Unaudited — in thousands)

Net income	$82,825	$108,350
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,294)	19,625
Unrealized gain on interest rate swaps, net of tax	2,210	3,179

Total other comprehensive income (loss)	(4,084)	22,804

Comprehensive income	78,741	131,154
Less: Comprehensive income attributable to noncontrolling interests	(43,079)	(47,207)

Comprehensive income attributable to USPI’s common stockholder	$35,662	$83,947

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statement of Changes in Equity
For the Three Months and Nine Months Ended September 30, 2010

		USPI’s Common Stockholder
						Accumulated
					Additional	Other		Noncontrolling
		Comprehensive	Outstanding		Paid-in	Comprehensive	Retained	Interests
	Total	Income (Loss)	Shares	Par Value	Capital	Income (Loss)	Earnings	Nonredeemable
	(Unaudited — in thousands, except share amounts)

Balance, December 31, 2009	$798,003	$—	100	$—	$789,505	$(58,845)	$27,292	$40,051
Distributions to noncontrolling interests	(1,702)	—	—	—	—	—	—	(1,702)
Purchases of noncontrolling interests	(88)	—	—	—	(28)	—	—	(60)
Sales of noncontrolling interests	(2,797)	—	—	—	(2,950)	—	—	153
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	532	—	—	—	532	—	—	—
Comprehensive income (loss):
Net income	13,518	12,011	—	—	—	—	12,011	1,507
Other comprehensive loss:
Unrealized gain on interest rate swaps, net of tax	300	300	—	—	—	300	—	—
Foreign currency translation adjustments	(14,588)	(14,588)	—	—	—	(14,588)	—	—

Other comprehensive loss	(14,288)	(14,288)	—	—	—	—	—	—

Comprehensive income (loss)	(770)	$(2,277)	—	—	—	—	—	1,507

Balance, March 31, 2010	793,178		100	—	787,059	(73,133)	39,303	39,949
Distributions to noncontrolling interests	(1,450)	—	—	—	—	—	—	(1,450)
Purchases of noncontrolling interests	(142)	—	—	—	(115)	—	—	(27)
Sales of noncontrolling interests	(919)	—	—	—	(1,496)	—	—	577
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	452	—	—	—	452	—	—	—
Dividend to USPI Holdings/USPI Group Holdings	(850)	—	—	—	—	—	(850)	—
Comprehensive income:
Net income	17,058	15,887	—	—	—	—	15,887	1,171
Other comprehensive loss:
Unrealized gain on interest rate swaps, net of tax	1,118	1,118	—	—	—	1,118	—	—
Foreign currency translation adjustments	(3,563)	(3,563)	—	—	—	(3,563)	—	—

Other comprehensive income	(2,445)	(2,445)	—	—	—	—	—	—

Comprehensive income	14,613	$13,442	—	—	—	—	—	1,171

Balance, June 30, 2010	804,882		100	—	785,900	(75,578)	54,340	40,220
Distributions to noncontrolling interests	(1,565)	—	—	—	—	—	—	(1,565)
Purchases of noncontrolling interests	(75)	—	—	—	(283)	—	—	208
Sales of noncontrolling interests	(1,279)	—	—	—	(1,228)	—	—	(51)
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	478	—	—	—	478	—	—	—
Comprehensive income:
Net income	12,976	11,848	—	—	—	—	11,848	1,128
Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax	792	792	—	—	—	792	—	—
Foreign currency translation adjustments	11,857	11,857	—	—	—	11,857	—	—

Other comprehensive income	12,649	12,649	—	—	—	—	—	—

Comprehensive income	25,625	$24,497	—	—	—	—	—	1,128

Balance, September 30, 2010	$828,006		100	$—	$784,867	$(62,929)	$66,188	$39,940

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
	(Unaudited — in thousands)

Cash flows from operating activities:
Net income	$82,825	$108,350
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	6,351	7,553
Depreciation and amortization	25,080	26,610
(Gain) loss on sale of equity interests and other	(519)	12,778
Loss on impairment of intangible assets	1,004	4,370
Amortization of debt issue costs and discount	2,429	2,517
Deferred income tax expense (benefit)	14,054	(16,795)
Equity in earnings of unconsolidated affiliates, net of distributions received	7,633	(4,499)
Equity-based compensation	1,383	1,463
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(168)	(5,832)
Other receivables	(181)	2,330
Inventories of supplies, prepaids and other current assets	2,711	(1,607)
Accounts payable and other current liabilities	(1,852)	6,563
Long-term liabilities	1,387	1,378

Net cash provided by operating activities	142,137	145,179

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(15,266)	(12,855)
Proceeds from sale of equity interests	9,953	2,091
Purchases of property and equipment	(29,173)	(17,016)
Returns of capital from unconsolidated affiliates	870	2,613
Increase in deposits and notes receivable	(1,132)	(3,686)

Net cash used in investing activities	(34,748)	(28,853)

Cash flows from financing activities:
Proceeds from long-term debt	13,032	761
Payments on long-term debt	(29,615)	(20,404)
(Decrease) increase in cash held on behalf of unconsolidated affiliates and other	(21,248)	55,887
Sales of noncontrolling interests, net	1,228	1,791
Distributions to noncontrolling interests	(45,133)	(47,435)

Net cash used in financing activities	(81,736)	(9,400)

Effect of exchange rate changes on cash	183	182

Net increase in cash and cash equivalents	25,836	107,108
Cash and cash equivalents at beginning of period	34,890	49,435

Cash and cash equivalents at end of period	$60,726	$156,543

Supplemental information:
Interest paid	$42,624	$43,771
Income taxes paid	7,521	6,556
Non-cash transactions:
Assets acquired under capital lease obligations	$12,562	$1,863
Receipt of note receivable for sale of equity interests	—	980

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of ambulatory surgery centers, hospitals and related businesses in the United States and Europe. At September 30, 2010, the Company, headquartered in Dallas, Texas, operated 174 short-stay surgical facilities. Of these 174 facilities, the Company consolidates the results of 60 and accounts for 114 under the equity method. The Company operates in two countries, with 170 of its 174 facilities located in the United States of America; the remaining four facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At September 30, 2010, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 117 of the Company’s 170 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

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

The Company controls 56 of these entities and therefore consolidates their results. However, the Company accounts for an increasing majority (114 of its 170 U.S. facilities at September 30, 2010) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity, as that concept is defined under GAAP. The majority of these investees are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

investees on a combined basis is as follows (amounts are in thousands, except number of facilities, reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Unconsolidated facilities operated at period-end	114	106	114	106
Income statement information:
Revenues	$328,879	$293,207	$948,350	$852,679
Operating expenses:
Salaries, benefits, and other employee costs	77,875	71,391	224,641	204,485
Medical services and supplies	76,520	68,086	222,362	194,973
Other operating expenses	78,592	68,718	224,055	200,531
Depreciation and amortization	13,813	12,645	40,636	37,474

Total operating expenses	246,800	220,840	711,694	637,463

Operating income	82,079	72,367	236,656	215,216
Interest expense, net	(6,431)	(6,041)	(19,090)	(18,312)
Other, net	(46)	838	1,805	2,177

Income before income taxes	$75,602	$67,164	$219,371	$199,081

Balance sheet information:
Current assets	$261,874	$237,086	$261,874	$237,086
Noncurrent assets	439,402	405,547	439,402	405,547
Current liabilities	146,095	153,621	146,095	153,621
Noncurrent liabilities	305,316	288,629	305,316	288,629

The Company also regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the nine months ended September 30, 2010, these transactions resulted in a net cash outflow of approximately $0.7 million, which is summarized below:

Effective Date	Facility Location	Amount

Investments
April 2010	Destin, Florida(1)	$1.3 million
April 2010	St. Louis, Missouri(2)	0.4 million
May 2010	Mansfield, Texas(3)	0.6 million
July 2010	Carrollton, Texas(3)	0.8 million
July 2010	Sacramento, California(4)	1.5 million
Various	Various(5)	4.0 million

8.6 million
Sales
June 2010	Cincinnati, Ohio(6)	7.9 million

Total		$0.7 million

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Acquisition of an additional noncontrolling interest in a surgical facility in which the Company already held an investment. This facility is jointly owned with local physicians.

(2)	Acquisition of a noncontrolling interest in a surgical facility in which the Company already provided management services. This facility is jointly owned with one of the Company’s hospital partners and local physicians.

(3)	Acquisition of the right to manage a surgical facility in which the Company previously had no involvement. Concurrent with this transaction, an unconsolidated investee the Company jointly owns with a hospital partner used cash on hand to acquire an equity interest in this facility, resulting in the Company having an indirect ownership interest in the facility. The remainder of this facility is owned by local physicians.

(4)	Acquisition of a noncontrolling interest in and right to manage a surgical facility in which the Company previously had no involvement. This facility is jointly owned with one of the Company’s hospital partners and local physicians.

(5)	Represents the net purchase of additional ownership and equity contributions in various other unconsolidated affiliates, including $3.1 million paid for additional ownership in four centers the Company already operated.

(6)	Sale of a portion of the Company’s equity ownership in one facility to a hospital partner.

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

The Company controls and therefore consolidates the results of 60 of its 174 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the nine months ended September 30, 2010, the Company purchased and sold equity interests in various U.S. consolidated subsidiaries in the amounts of $1.3 million and $2.2 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2010	2009	2009

Net income attributable to USPI’s common stockholder	$11,848	$39,746	$38,704	$61,143
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(1,228)	(5,674)	(1,770)	(5,865)
Decrease in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	(283)	(426)	(30)	(753)

Net transfers to noncontrolling interests	(1,511)	(6,100)	(1,800)	(6,618)

Change in equity from net income attributable to USPI and transfers to noncontrolling interests	$10,337	$33,646	$36,904	$54,525

In addition, as part of its strategy of partnering with physicians and not-for-profit health systems, the Company from time to time surrenders control of an entity but retains a noncontrolling interest (classified within “investments in unconsolidated affiliates”). These transactions result in a gain or loss, computed as the difference between (a) the sales proceeds and fair value of the retained investment compared to (b) the Company’s carrying value of the investment prior to the transaction. Gains or losses for such transactions are classified within “Other, net” in the accompanying consolidated statements of income and their cash flow effects within investing activities. During the nine months ended September 30, 2010, the Company completed one such transaction whereby it merged a consolidated surgery center into a surgery center accounted for under the equity method. A local not-for-profit health system obtained ownership in the combined center. The Company received immaterial proceeds and recorded a pretax gain of approximately $0.6 million, which was primarily related to the revaluation of the Company’s remaining investment in the entity to fair value.

During the nine months ended September 30, 2009, the Company completed one such transaction. A controlling interest in an entity was sold to a hospital partner as part of its strategy for partnering with this health system. The hospital partner already had a 49% ownership interest in this entity, which owns and manages two surgical facilities in the Phoenix, Arizona area, and through the transaction acquired an additional 1.1% interest. The Company received proceeds of approximately $0.1 million and recorded a pretax loss of approximately $8.2 million, which was primarily related to the revaluation of the Company’s remaining investment in the entity to fair value.

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

Upon the occurrence of certain fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership structure illegal. While the Company is not aware of events that

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions have been classified outside of equity and are carried as “noncontrolling interests — redeemable” on the Company’s consolidated balance sheets. The activity for the three and nine months ended September 30, 2010 and 2009 is summarized below (in thousands):

2010
Noncontrolling
Interests —
Redeemable

Balance, December 31, 2009	$63,865
Net income attributable to noncontrolling interests	12,128
Distributions to noncontrolling interests	(12,452)
Purchases of noncontrolling interests	(195)
Sales of noncontrolling interests	3,708
Deconsolidation of noncontrolling interests and other	75

Balance, March 31, 2010	67,129
Net income attributable to noncontrolling interests	13,964
Distributions to noncontrolling interests	(13,881)
Purchases of noncontrolling interests	(229)
Sales of noncontrolling interests	1,923
Purchase of new business	2,455

Balance, June 30, 2010	71,361
Net income attributable to noncontrolling interests	13,180
Distributions to noncontrolling interests	(14,085)
Purchases of noncontrolling interests	(443)
Sales of noncontrolling interests	1,982

Balance, September 30, 2010	$71,995

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

(4)  Other Investments

The consolidated financial statements include the financial statements of USPI and its wholly-owned and majority-owned subsidiaries. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights. At September 30, 2010, the Company consolidated two entities in accordance with this accounting guidance. At September 30, 2009, the Company consolidated one such entity.

One of these entities operates and manages five surgical facilities in the Houston, Texas area. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company has provided all of the funding the entity has used to purchase surgical facilities, but the Company does not have full recourse to the entity’s other owner with respect to repayment of these amounts. As the entity earns management fees and receives cash distributions of earnings from the surgical facilities, a portion of those proceeds are allocated to the Company prior to being eligible for distribution to the entity’s other owner. At September 30, 2010 and 2009, the Company’s balance sheet included $8.4 million and $11.4 million in other long-term assets related to its advances. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the three and nine months ended September 30, 2010 or 2009. At September 30, 2010 and 2009, the total assets of this entity were $65.1 million and $40.4 million, and the total liabilities owed to third parties were $20.5 million and $17.8 million, respectively. Such amounts are included in the Company’s accompanying consolidated balance sheets.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The second entity is developing and constructing a new hospital for one of the Company’s unconsolidated affiliates. The total project cost is approximately $26.2 million, which is being funded by cash contributions from its partners and debt financing. The Company is a limited partner in the entity. However, due to economic structuring of the entity, the Company is considered its primary beneficiary. The Company made its required equity contribution of $6.3 million in December 2009, which is the full amount expected to be required by the Company. The entity has arranged bank financing totaling $17.4 million, of which 70% is guaranteed by the Company. Approximately $7.6 million of the bank financing was borrowed at September 30, 2010. The Company has no exposure for the entity’s losses beyond its investment and bank guarantee. The Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the three and nine months ended September 30, 2010. At September 30, 2010, the total assets and liabilities of this entity were $16.6 million and $7.7 million, respectively. Such amounts are included in the Company’s accompanying consolidated balance sheet.

The Company also has investments in two unconsolidated variable interest entities in which it is not considered the primary beneficiary. These entities own real estate and fixed assets that are leased to various surgical facilities. The total assets of these entities were $7.3 million and $8.8 million and the total liabilities of these entities were $8.3 million and $8.8 million at September 30, 2010 and 2009, respectively. The Company’s investment in these entities and maximum exposure to loss as a result of its involvement with these entities is not material. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide during the three and nine months ended September 30, 2010 and 2009.

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

In order to manage the Company’s interest rate risk related to a portion of its variable-rate U.K. debt, on February 29, 2008, the Company entered into an interest rate swap agreement for a notional amount of £20.0 million ($31.5 million). The interest rate swap requires the Company to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (0.7% at September 30, 2010), which is reset quarterly. The interest rate swap matures in March 2011. No collateral is required under the interest rate swap agreement.

In order to manage the Company’s interest rate risk related to a portion of its variable-rate senior secured credit facility, effective July 24, 2008, the Company entered into a three-year interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires the Company to pay 3.6525% and to receive interest at a

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

variable rate of three-month USD-LIBOR (0.5% at September 30, 2010), which is reset quarterly. No collateral is required under the interest rate swap agreement.

The proceeds from the swaps are used to settle the Company’s interest obligations on the hedged portion of the variable rate debt, which has the overall outcome of the Company paying and expensing a fixed rate of interest on the hedged debt.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. The Company designated the interest rate swaps as cash flow hedges of certain of its variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and would be classified as interest expense in the Company’s consolidated statements of income. The Company recorded no expense related to ineffectiveness for the three and nine months ended September 30, 2010 or 2009. For the three and nine months ended September 30, 2010, the Company reclassified $1.9 million and $5.9 million, respectively, out of other comprehensive income to interest expense related to the swaps. For the three and nine months ended September 30, 2009, the Company reclassified $1.8 million and $4.4 million, respectively, out of other comprehensive income to interest expense related to the swaps. During the next twelve months, if current interest rates remain at September 30, 2010 levels, the Company will record approximately $5.8 million more interest expense than if it had not entered into the interest rate swaps.

At September 30, 2010 and 2009, the fair values of the U.K. interest rate swap were approximately $0.6 million (recorded in other current liabilities) and $1.7 million (recorded in other long-term liabilities), respectively, with the offset to other comprehensive income (loss). At September 30, 2010 and 2009, the fair values of the U.S. interest rate swap were approximately $5.1 million (recorded in other current liabilities) and $8.5 million (recorded in other long-term liabilities), respectively, with the offset to other comprehensive income (loss).

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

(6)	Fair Value Measurements

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

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of their short maturities. The fair value of the Company’s interest rate swaps is disclosed in Note 5.

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for the traded debt securities. At September 30, 2010, the aggregate carrying amount and estimated fair value of long-term debt were $1.1 billion

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

and $1.1 billion, respectively. At September 30, 2009, the aggregate carrying amount and estimated fair value of long-term debt were $1.1 billion and $1.0 billion, respectively.

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

In conjunction with Welsh Carson’s acquisition of the Company in April 2007, which increased the Company’s debt, caused the Company to generate losses deductible for U.S. tax purposes, and reduced the likelihood of the Company generating U.S. taxable income, the Company established a valuation allowance against its U.S. deferred tax assets. From the acquisition date until September 2009, the Company continued to establish a full valuation allowance against newly generated U.S. deferred tax assets and continuously assessed the likelihood of the assets being realized at a future date.

During the third quarter of 2009, the Company determined, based on factors such as those described above, including recent favorable operating trends, expected future taxable income, and other factors, that it was more likely than not that the majority of these assets, which include net operating loss carryforwards and other items, would be realized in the future. Accordingly, the Company’s results of operations for the three months ended September 30, 2009 included an income tax benefit of $31.5 million related to the reversal of a majority of the Company’s valuation allowance against its deferred tax assets. If the Company’s estimates related to the above items change significantly, the Company may need to alter the amount of its valuation allowance in the future through a favorable or unfavorable adjustment to net income.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Total equity-based compensation included in the accompanying consolidated statements of income, classified by line item, is as follows (in thousands):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2010	2009	2009

Salaries, benefits and other employee costs	$175	$540	$210	$594
General and administrative expenses	285	843	257	738
Other operating expenses	—	—	—	131

Expense before income tax benefit	460	1,383	467	1,463
Income tax benefit	(92)	(287)	(98)	(287)

Total equity-based compensation expense, net of tax	$368	$1,096	$369	$1,176

Total equity-based compensation, included in the accompanying consolidated statements of income, classified by type of award, is as follows (in thousands):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2010	2009	2009

Share awards	$332	$993	$304	$889
Stock options	128	390	163	443
Warrants	—	—	—	131

Expense before income tax benefit	460	1,383	467	1,463
Income tax benefit	(92)	(287)	(98)	(287)

Total equity-based compensation expense, net of tax	$368	$1,096	$369	$1,176

The Company has also granted warrants to hospital partners. The warrants are to purchase USPI Group Holdings, Inc. common stock and were fully vested and non-forfeitable at the date of grant but contain exercise restrictions. Because the warrants are fully vested, the expense associated with them was recorded upon grant within other operating expenses at a fair value determined using the Black-Scholes formula. One grant was made during the nine months ended September 30, 2009. In this grant, one of the Company’s hospital partners received 333,330 warrants with an exercise price of $3.00 per share, of which 55,555 are exercisable immediately; the exercise restrictions on additional tranches of 55,555 warrants lapse each December 1 beginning in 2009 and ending in 2013. These warrants have a contractual life of approximately 8 1/2 years and a fair value of approximately $0.1 million.

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

	United	United
Three Months Ended September 30, 2010	States	Kingdom	Total

Net patient service revenues	$100,948	$25,113	$126,061
Other revenues	22,729	—	22,729

Total revenues	$123,677	$25,113	$148,790

Depreciation and amortization	$6,442	$1,852	$8,294
Operating income	46,222	3,827	50,049
Net interest expense	(16,552)	(569)	(17,121)
Income tax expense	(6,441)	(806)	(7,247)
Total assets	2,018,663	331,996	2,350,659
Capital expenditures	11,891	7,326	19,217

	United	United
Nine Months Ended September 30, 2010	States	Kingdom	Total

Net patient service revenues	$301,202	$76,275	$377,477
Other revenues	66,367	—	66,367

Total revenues	$367,569	$76,275	$443,844

Depreciation and amortization	$19,827	$5,253	$25,080
Operating income	147,643	11,983	159,626
Net interest expense	(49,991)	(2,440)	(52,431)
Income tax expense	(22,258)	(2,416)	(24,674)
Total assets	2,018,663	331,996	2,350,659
Capital expenditures	23,363	18,372	41,735

	United	United
Three Months Ended September 30, 2009	States	Kingdom	Total

Net patient service revenues	$102,438	$27,150	$129,588
Other revenues	22,793	—	22,793

Total revenues	$125,231	$27,150	$152,381

Depreciation and amortization	$6,921	$1,824	$8,745
Operating income	50,844	4,538	55,382
Net interest expense	(16,530)	(539)	(17,069)
Income tax benefit (expense)	25,209	(1,086)	24,123
Total assets	2,071,602	319,168	2,390,770
Capital expenditures	3,123	3,097	6,220

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	United	United
Nine Months Ended September 30, 2009	States	Kingdom	Total

Net patient service revenues	$319,076	$77,903	$396,979
Other revenues	68,908	—	68,908

Total revenues	$387,984	$77,903	$465,887

Depreciation and amortization	$21,606	$5,004	$26,610
Operating income	153,473	15,641	169,114
Net interest expense	(50,224)	(899)	(51,123)
Income tax expense	13,658	(4,154)	9,504
Total assets	2,071,602	319,168	2,390,770
Capital expenditures	11,664	7,215	18,879

(10)  Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million and $1.5 million in the three months and nine months ended September 30, 2010 and 2009, respectively. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At September 30, 2010, the Company had approximately $4.0 million accrued related to such management fee, of which $0.5 million is included in other current liabilities and $3.5 million is included in other long-term liabilities in the accompanying consolidated balance sheet.

(11)	Commitments and Contingencies

As of September 30, 2010, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $56.9 million. Of the total, $26.1 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $22.0 million of the remaining $30.8 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $8.8 million represents guarantees of the obligations of two facilities the Company has sold. The Company has full recourse to the buyers with respect to these amounts.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In October 2010, the Company paid $6.0 million (classified within other operating expenses in the accompanying consolidated statements of income for the three and nine months ended September 30, 2010) in conjunction with resolving a dispute related to the value of an acquisition the Company made in a prior year and obtaining an option to acquire two surgical facilities in the future.

Effective November 1, 2010, the Company completed the acquisition of 100% of the equity interests in HealthMark Partners, Inc. (HealthMark), a privately-held, Nashville-based owner and operator of surgery centers. HealthMark has an equity investment in 14 surgery centers, 11 of which are located in markets in which the Company already operates. The Company paid cash totaling approximately $32.0 million, subject to certain purchase price adjustments set forth in the purchase agreement. The Company funded the purchase through cash on hand and a $25.0 million borrowing under the Company’s revolving credit agreement.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of September 30, 2010	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$48,434	$12,292	$—	$60,726
Accounts receivable, net	—	48,087	—	48,087
Other receivables	49,642	40,401	(69,903)	20,140
Inventories of supplies	573	8,378	—	8,951
Prepaids and other current assets	18,952	2,742	—	21,694

Total current assets	117,601	111,900	(69,903)	159,598
Property and equipment, net	15,134	200,457	162	215,753
Investments in unconsolidated affiliates	981,681	—	(634,561)	347,120
Goodwill and intangible assets, net	894,223	352,321	355,281	1,601,825
Other assets	94,884	3,429	(71,950)	26,363

Total assets	$2,103,523	$668,107	$(420,971)	$2,350,659

LIABILITIES AND EQUITY
Liabilities and Equity
Current liabilities:
Accounts payable	$1,498	$20,203	$—	$21,701
Accrued expenses and other	213,131	55,884	(68,299)	200,716
Current portion of long-term debt	5,502	23,424	88	29,014

Total current liabilities	220,131	99,511	(68,211)	251,431
Long-term debt, less current portion	942,739	102,412	(8,504)	1,036,647
Other long-term liabilities	152,527	10,199	(206)	162,520
Parent’s equity	788,126	434,187	(434,187)	788,126
Noncontrolling interests	—	21,798	90,137	111,935

Total liabilities and equity	$2,103,523	$668,107	$(420,971)	$2,350,659

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
As of December 31, 2009	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$27,430	$7,460	$—	$34,890
Accounts receivable, net	—	54,202	35	54,237
Other receivables	46,975	45,776	(77,505)	15,246
Inventories of supplies	428	8,361	—	8,789
Prepaids and other current assets	26,264	4,518	—	30,782

Total current assets	101,097	120,317	(77,470)	143,944
Property and equipment, net	16,197	181,857	452	198,506
Investments in unconsolidated affiliates	1,027,814	—	(672,315)	355,499
Goodwill and intangible assets, net	857,802	353,212	391,173	1,602,187
Other assets	96,205	2,213	(73,162)	25,256

Total assets	$2,099,115	$657,599	$(431,322)	$2,325,392

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,396	$22,079	$—	$23,475
Accrued expenses and other	235,904	50,200	(75,956)	210,148
Current portion of long-term debt	5,480	20,116	(2,259)	23,337

Total current liabilities	242,780	92,395	(78,215)	256,960
Long-term debt, less current portion	952,311	118,892	(23,012)	1,048,191
Other long-term liabilities	146,072	13,122	(821)	158,373
Parent’s equity	757,952	412,362	(412,362)	757,952
Noncontrolling interests	—	20,828	83,088	103,916

Total liabilities and equity	$2,099,115	$657,599	$(431,322)	$2,325,392

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Income:

		Non-Participating	Consolidation	Consolidated
For the Nine Months Ended September 30, 2010	Guarantors	Investees	Adjustments	Total

Revenues	$71,220	$389,041	$(16,417)	$443,844
Equity in earnings of unconsolidated affiliates	96,522	1,744	(48,512)	49,754
Operating expenses, excluding depreciation and amortization	56,324	269,030	(16,462)	308,892
Depreciation and amortization	5,422	19,502	156	25,080

Operating income	105,996	102,253	(48,623)	159,626
Interest expense, net	(45,826)	(6,515)	(90)	(52,431)
Other income (expense), net	383	(738)	659	304

Income from before income taxes	60,553	95,000	(48,054)	107,499
Income tax expense	(20,807)	(3,867)	—	(24,674)

Net income	39,746	91,133	(48,054)	82,825
Less: Net income attributable to noncontrolling interests	—	(8,571)	(34,508)	(43,079)

Net income attributable to Parent	$39,746	$82,562	$(82,562)	$39,746

		Non-Participating	Consolidation	Consolidated
For the Nine Months Ended September 30, 2009	Guarantors	Investees	Adjustments	Total

Revenues	$72,396	$410,190	$(16,699)	$465,887
Equity in earnings of unconsolidated affiliates	97,831	1,580	(56,301)	43,110
Operating expenses, excluding depreciation and amortization	54,909	275,095	(16,731)	313,273
Depreciation and amortization	5,408	20,905	297	26,610

Operating income	109,910	115,770	(56,566)	169,114
Interest expense, net	(45,365)	(6,067)	309	(51,123)
Other income (expense), net	(19,053)	141	(233)	(19,145)

Income from before income taxes	45,492	109,844	(56,490)	98,846
Income tax benefit (expense)	15,651	(6,147)	—	9,504

Net income	61,143	103,697	(56,490)	108,350
Less: Net income attributable to noncontrolling interests	—	(7,634)	(39,573)	(47,207)

Net income attributable to Parent	$61,143	$96,063	$(96,063)	$61,143

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
Nine Months Ended September 30, 2010	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$39,746	$91,133	$(48,054)	$82,825
Changes in operating and intercompany assets and liabilities and noncash items included in net income	27,302	24,998	7,012	59,312

Net cash provided by operating activities	67,048	116,131	(41,042)	142,137
Cash flows from investing activities:
Purchases of property and equipment, net	(3,288)	(25,885)	—	(29,173)
Purchases and sales of businesses and equity interests, net	(5,313)	—	—	(5,313)
Other items, net	(3,775)	4,353	(840)	(262)

Net cash provided by (used in) investing activities	(12,376)	(21,532)	(840)	(34,748)
Cash flows from financing activities:
Long-term borrowings, net	(8,949)	(8,782)	1,148	(16,583)
Purchases and sales of noncontrolling interests, net	880	348	—	1,228
Distributions to noncontrolling interests	—	(86,175)	41,042	(45,133)
Decrease in cash held on behalf of noncontrolling interest holders and other	(25,599)	4,659	(308)	(21,248)

Net cash provided by (used in) financing activities	(33,668)	(89,950)	41,882	(81,736)
Effect of exchange rate changes on cash	—	183	—	183

Net increase in cash	21,004	4,832	—	25,836
Cash at the beginning of the period	27,430	7,460	—	34,890

Cash at the end of the period	$48,434	$12,292	$—	$60,726

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
Nine Months Ended September 30, 2009	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$61,143	$103,697	$(56,490)	$108,350
Changes in operating and intercompany assets and liabilities and noncash items included in net income	(30)	20,162	16,697	36,829

Net cash provided by operating activities	61,113	123,859	(39,793)	145,179
Cash flows from investing activities:
Purchases of property and equipment, net	(3,966)	(13,050)	—	(17,016)
Purchases and sales of businesses and equity interests, net	(8,862)	(1,902)	—	(10,764)
Other items, net	(1,495)	(6,886)	7,308	(1,073)

Net cash used in investing activities	(14,323)	(21,838)	7,308	(28,853)
Cash flows from financing activities:
Long-term borrowings, net	(6,434)	(14,314)	1,105	(19,643)
Purchases and sales of noncontrolling interests, net	1,791	—	—	1,791
Distributions to noncontrolling interests	—	(87,228)	39,793	(47,435)
Increase in cash held on behalf of noncontrolling interest holders and other	62,773	1,527	(8,413)	55,887

Net cash provided by (used in) financing activities	58,130	(100,015)	32,485	(9,400)
Effect of exchange rate changes on cash	—	182	—	182

Net increase in cash	104,920	2,188	—	107,108
Cash at the beginning of the period	42,025	7,410	—	49,435

Cash at the end of the period	$146,945	$9,598	$—	$156,543

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate ambulatory surgery centers and hospitals in the United States and the United Kingdom. As of September 30, 2010, we operated 174 facilities, consisting of 170 in the United States and four in the United Kingdom. All 170 of our U.S. facilities include local physician owners, and 117 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of the majority of our existing facilities, our agreements with hospital partners provide a framework for the planning and construction of additional facilities in the future, including all three of the facilities we are currently constructing and the two additional projects we are developing. During the first nine months of 2010, we have added seven facilities. We opened our newest facility, a surgery center in Austin, Texas, in August 2010. We also opened a surgical hospital in Arlington, Texas in February 2010, and we acquired ownership in five additional facilities, four of which are owned with a hospital partner.

Effective November 1, 2010, we completed the acquisition of 100% of the equity interests in HealthMark Partners, Inc. (HealthMark), a privately-held, Nashville-based owner and operator of surgery centers. HealthMark has an equity investment in 14 surgery centers, 11 of which are located in markets in which we already operate. We paid cash totaling approximately $32.0 million, subject to certain purchase price adjustments set forth in the purchase agreement. We funded the purchase through cash on hand and a $25.0 million borrowing under our revolving credit agreement.

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

In the United Kingdom, we operate three hospitals and an oncology center, which supplement the services provided by the government-sponsored healthcare system. Our patients choose to receive care at private facilities primarily because of waiting lists to receive diagnostic procedures or elective surgery at government-sponsored facilities and pay us either from personal funds or through private insurance, which is offered by many employers as a benefit to their employees. Since acquiring our first two hospitals in the United Kingdom in 2000, we have expanded selectively by acquiring a third hospital and increasing the capacity and services offered at each facility, including the construction of an oncology center near the campus of our largest hospital. Most recently, we expanded the campus of our largest U.K. hospital by adding an outpatient facility, which was completed in August 2010.

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

Due to our partnerships with physician and hospital partners, we do not consolidate 114 of the 174 facilities we operate. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding USPI’s financial performance because these revenues are the basis for calculating the Company’s management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for USPI’s equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating margins for the facilities that were operational in both the current and prior year periods, a group we refer to as same store facilities.

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

We also regularly engage in the purchase and sale of equity interests with respect to our investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the nine months ended September 30, 2010, these transactions resulted in a net cash outflow of approximately $0.7 million, which is summarized below:

Effective Date	Facility Location	Amount

Investments
April 2010	Destin, Florida(1)	$1.3 million
April 2010	St. Louis, Missouri(2)	0.4 million
May 2010	Mansfield, Texas(3)	0.6 million
July 2010	Carrollton, Texas(3)	0.8 million
July 2010	Sacramento, California(4)	1.5 million
Various	Various(5)	4.0 million

8.6 million
Sales
June 2010	Cincinnati, Ohio(6)	7.9 million

Total		$0.7 million

(1)	Acquisition of an additional noncontrolling interest in a surgical facility in which we already held an investment. This facility is jointly owned with local physicians.

(2)	Acquisition of a noncontrolling interest in a surgical facility in which we already provided management services. This facility is jointly owned with one of our hospital partners and local physicians.

(3)	Acquisition of the right to manage a surgical facility in which we previously had no involvement. Concurrent with this transaction, an unconsolidated investee the we jointly own with a hospital partner used cash on hand to acquire an equity interest in this facility, resulting in our having an indirect ownership interest in the facility. The remainder of this facility is owned by local physicians.

(4)	Acquisition of a noncontrolling interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with one of our hospital partners and local physicians.

(5)	Represents the net purchase of additional ownership and equity contributions in various other unconsolidated affiliates, including $3.1 million paid for additional ownership in four centers we already operated.

(6)	Sale of a portion of our equity ownership in one facility to a hospital partner.

We control and therefore consolidate the results of 60 of our 174 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the nine months ended September 30, 2010, we purchased and sold equity interests in various U.S. consolidated subsidiaries in the amounts of $1.3 million and $2.2 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $6.1 million net decrease to our additional paid-in capital during the nine months ended September 30, 2010.

Deconsolidations

As part of our strategy of partnering with physicians and not-for-profit health systems, the Company from time to time surrenders control of an entity but retains a noncontrolling interest (classified within “investments in unconsolidated affiliates” in the accompanying consolidated balance sheets). These transactions result in a gain or loss, computed as the difference between (a) the sales proceeds and fair value of the retained investment and (b) our carrying value of the investment prior to the transaction. During the nine months ended September 30, 2010, we completed one such deconsolidation transaction by merging two of our facilities. The impact was not material.

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

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenues of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and contract service revenues, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians and hospitals. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net patient service revenues	85%	85%	85%	85%
Management and contract service revenues	14	13	14	13
Other revenues	1	2	1	2

Total revenues	100%	100%	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. As a percent of our total revenues, these revenues did not significantly change compared to prior year periods.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Management of surgical facilities	$13,236	$11,527	$38,855	$34,194
Contract services provided to hospitals, physicians and related entities	7,776	7,994	22,377	23,379

Total management and contract service revenues	$21,012	$19,521	$61,232	$57,573

As described above, our primary business is the operation of surgical facilities. In addition, we earn contract service revenues from other parties, primarily from hospitals through an endoscopy services business we acquired in 2006.

The following table summarizes our revenues by operating segment:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

United States	83%	82%	83%	83%
United Kingdom	17	18	17	17

Total	100%	100%	100%	100%

The proportion of our total revenues derived from U.K. operations as stated in U.S. dollars did not change significantly, as compared to the corresponding prior year periods.

Results of Operations

The following table summarizes certain statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
USPI	2010	2009	2010	2009

Total revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	11.6	9.8	11.2	9.3
Operating expenses, excluding depreciation and amortization	(72.4)	(67.7)	(69.5)	(67.2)
Depreciation and amortization	(5.6)	(5.8)	(5.7)	(5.8)

Operating income	33.6	36.3	36.0	36.3
Interest and other expense, net	(11.2)	(17.0)	(11.7)	(15.1)

Income from before income taxes	22.4	19.3	24.3	21.2
Income tax (expense) benefit	(4.8)	15.8	(5.6)	2.0

Net income	17.6	35.1	18.7	23.2
Less: Net income attributable to noncontrolling interests	(9.6)	(9.7)	(9.7)	(10.1)

Net income attributable to USPI’s common stockholder	8.0%	25.4%	9.0%	13.1%

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for 114 of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (amounts are expressed as a percentage of unconsolidated affiliates’ revenues, and reflect 100% of the investees’ results on an aggregated basis):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
USPI’s Unconsolidated Affiliates	2010	2009	2010	2009

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	(70.8)	(71.0)	(70.8)	(70.4)
Depreciation and amortization	(4.2)	(4.3)	(4.2)	(4.4)

Operating income	25.0	24.7	25.0	25.2
Interest and other expense, net	(2.0)	(1.8)	(1.8)	(1.9)

Income before income taxes	23.0	22.9	23.2	23.3
Income tax expense	(0.6)	(0.6)	(0.6)	(0.5)

Net income	22.4%	22.3%	22.6%	22.8%

Executive Summary

Our strategy continues to focus on growing the profits of our existing facilities, developing new facilities with hospital partners, and adding other facilities selectively through acquisition. Our progress during the nine months ended September 30, 2010 included opening two new facilities with hospital partners in February 2010 and August 2010 and adding a hospital partner to two facilities we already operated. We also added, through acquisition, two additional facilities in the St. Louis, Missouri area, one additional facility in the Sacramento, California area, and one additional facility in the Dallas / Fort Worth area. Our operating results, while still not as strong as in recent years, improved in the second and third quarters of 2010 as compared to the first quarter.

Our U.S. facilities’ surgical case volumes (including both consolidated and unconsolidated facilities) during the three months ended September 30, 2010 were essentially flat compared to the third quarter of 2009. While volumes have typically increased in prior years, this represented an improvement compared to the first quarter, when volumes were down 2% compared to the prior year period. Despite the lack of growth in case volume, our overall U.S. systemwide revenues (a measure that also includes both consolidated and unconsolidated facilities) increased on a year-over-year basis by 7% in the third quarter. The increase in systemwide revenues is driven by our facilities performing more complex cases on average, the effect of which more than offset adverse changes in our payor mix, as fewer of our revenues were earned from the more profitable payors.

While our systemwide revenues grew, USPI’s reported revenues (consisting only of consolidated businesses) decreased compared to prior year by 5% for the nine months ended September 30, 2010. This decrease was driven by two factors related to the deployment of our primary business model, which is jointly owning our facilities with prominent local physicians and a hospital partner. We generally do not consolidate the businesses in these structures, but our profits from them (reflected in equity in earnings of unconsolidated affiliates) increased 16% and 15% during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year periods. The revenues of these facilities are growing more than our consolidated facilities; their revenues (not included in ours) increased $63.0 million during the nine months ended September 30, 2010 as compared to the prior year period, and grew an additional $13.0 million as a result of our partnering five of these facilities with a hospital partner so far in 2010, thereby moving their revenues out of our consolidated revenues and into the revenues of our unconsolidated group of facilities. Our consolidated revenues decreased both due to declines in operational results ($13.5 million) and due to the “deconsolidation” transactions described above (the movement of $13.0 million of revenues from the consolidated to the unconsolidated group).

On a year-to-date basis, operating income was down 6%, driven largely by a $6.0 million payment recorded in the third quarter of 2010 related to an unconsolidated acquisition and option on a potential acquisition and by the drop in cases during the first quarter of 2010. The comparability of year-over-year operating income is also impacted by a value-added tax (VAT) assessment in the United Kingdom, which increased operating income by $1.0 million in the second quarter of 2009 and decreased it by an equal amount in the first quarter of 2010, when the taxing authority reversed its position on amounts it had awarded in 2009. We are appealing the decision. Absent the VAT amounts in each period and the payment noted above, operating income was still down 1% on a year-to-date basis, but operating income margin was up 140 basis points, driven largely by a 15% increase in equity in earnings of unconsolidated affiliates, which represents our share of the net income of the 114 facilities we account for under the equity method.

While the leveraging of overall operating expenses was also a contributing factor to the improvement in USPI’s operating income margin, we additionally focus on U.S. same store facility level operating income margins (which reflect all facilities) as indicators of the trend of our business, because our earnings and cash flows are heavily driven by the results at those facilities, whether we consolidate them or not. Those margins actually decreased year-over-year by 30 and 110 basis points for the three months and nine months ended September 30, 2010, respectively, reflecting the lack of case growth described above. Because of relationships like these (differences in the magnitude or direction of consolidated versus systemwide revenues and margins), which often are driven by “deconsolidations” such as the five described above, we supplementally focus on systemwide revenues and facility level operating income margins as important indicators for our business, given that our earnings ultimately are driven heavily by facility level revenues and operating margins.

As noted above, despite weaker case growth than we have historically experienced, we continued to grow the revenues of our facilities and to leverage operating expenses, resulting in a 1% year-over-year increase to operating income during the third quarter, excluding the $6.0 million payment recorded in the third quarter of 2010. Both case volume and operating income indicators at our facilities improved in the second and third quarter compared to the first quarter, but our year-to-date operating income remains 2% behind prior year, excluding the $6.0 million payment described above. Our development strategy continues to focus on markets in which we have a significant presence with prominent local physicians and often a hospital partner and selectively in new markets. This strategy resulted in our increasing the number of hospital-partnered facilities by 18 from January 1, 2009 to September 30, 2010 and decreasing by nine the number of facilities not involving a hospital partner.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a growing majority of our facilities (currently 114 of our 174 facilities), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method, i.e., as an unconsolidated affiliate. We control the remaining 60 of our facilities and account for these investments as consolidated subsidiaries.

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

In summary, USPI’s operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but USPI’s individual revenue and expense line items only contain consolidated businesses, which represent less than half of our operations. This translates to trends in operating income that often do not correspond with changes in revenues and expenses. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years. Accordingly, we review several types of information in order to monitor and analyze USPI’s results of operations, including:

•	The results of operations of USPI’s unconsolidated affiliates

•	USPI’s average ownership share in the facilities we operate; and

•	Facility operating indicators, such as systemwide revenue growth, same store revenue growth, and same store operating margins

Our Consolidated and Unconsolidated Results

The following table shows USPI’s results of operations and the results of operations of USPI’s unconsolidated affiliates (in thousands).

	Three Months Ended September 30,
	2010		2009		Variance to Prior Year
	USPI as		USPI as		USPI as
	Reported		Reported		Reported
	Under	Unconsolidated	Under	Unconsolidated	Under	Unconsolidated
	GAAP	Affiliates	GAAP	Affiliates	GAAP	Affiliates

Revenues:
Net patient service revenues	$126,061	$328,153	$129,588	$292,800	$(3,527)	$35,353
Management and administrative services revenues	21,012	—	19,521	—	1,491	—
Other income	1,717	726	3,272	407	(1,555)	319

Total revenues	148,790	328,879	152,381	293,207	(3,591)	35,672
Equity in earnings of unconsolidated affiliates	17,247	—	14,913	—	2,334	—
Operating expenses:
Salaries, benefits and other employee costs	42,763	77,875	44,223	71,391	(1,460)	6,484
Medical services and supplies	24,347	76,520	25,451	68,086	(1,104)	8,434
Other operating expenses	28,926	69,665	21,210	60,808	7,716	8,857
General and administrative expenses	9,626	—	9,609	—	17	—
Provision for doubtful accounts	2,032	8,927	2,674	7,910	(642)	1,017
Depreciation and amortization	8,294	13,813	8,745	12,645	(451)	1,168

Total operating expenses	115,988	246,800	111,912	220,840	4,076	25,960

Operating income	50,049	82,079	55,382	72,367	(5,333)	9,712
Interest income	212	88	520	89	(308)	(1)
Interest expense	(17,333)	(6,519)	(17,589)	(6,130)	256	(389)
Other, net	476	(46)	(8,925)	838	9,401	(884)

Total other expenses, net	(16,645)	(6,477)	(25,994)	(5,203)	9,349	(1,274)

Income before income taxes	33,404	75,602	29,388	67,164	4,016	8,438
Income tax (expense) benefit	(7,247)	(1,993)	24,123	(1,708)	(31,370)	(285)

Net income	26,157	$73,609	53,511	$65,456	(27,354)	$8,153

Less: Net income attributable to noncontrolling interests	(14,309)		(14,807)		498

Net income attributable to USPI’s common stockholder	$11,848		$38,704		$(26,856)

USPI’s equity in earnings of unconsolidated affiliates		$17,247		$14,913		$2,334

	Nine Months Ended September 30,
	2010		2009		Variance to Prior Year
	USPI as		USPI as		USPI as
	Reported		Reported		Reported
	Under	Unconsolidated	Under	Unconsolidated	Under	Unconsolidated
	GAAP	Affiliates	GAAP	Affiliates	GAAP	Affiliates

Revenues:
Net patient service revenues	$377,477	$946,521	$396,979	$849,849	$(19,502)	$96,672
Management and administrative services revenues	61,232	—	57,573	—	3,659	—
Other income	5,135	1,829	11,335	2,830	(6,200)	(1,001)

Total revenues	443,844	948,350	465,887	852,679	(22,043)	95,671
Equity in earnings of unconsolidated affiliates	49,754	—	43,110	—	6,644	—
Operating expenses:
Salaries, benefits and other employee costs	124,226	224,641	130,089	204,485	(5,863)	20,156
Medical services and supplies	74,203	222,362	76,019	194,973	(1,816)	27,389
Other operating expenses	76,817	200,652	69,904	180,631	6,913	20,021
General and administrative expenses	27,295	—	29,708	—	(2,413)	—
Provision for doubtful accounts	6,351	23,403	7,553	19,900	(1,202)	3,503
Depreciation and amortization	25,080	40,636	26,610	37,474	(1,530)	3,162

Total operating expenses	333,972	711,694	339,883	637,463	(5,911)	74,231

Operating income	159,626	236,656	169,114	215,216	(9,488)	21,440
Interest income	638	281	2,261	364	(1,623)	(83)
Interest expense	(53,069)	(19,371)	(53,384)	(18,676)	315	(695)
Other, net	304	1,805	(19,145)	2,177	19,449	(372)

Total other expenses, net	(52,127)	(17,285)	(70,268)	(16,135)	18,141	(1,150)

Income before income taxes	107,499	219,371	98,846	199,081	8,653	20,290
Income tax (expense) benefit	(24,674)	(5,149)	9,504	(4,806)	(34,178)	(343)

Net income	82,825	$214,222	108,350	$194,275	(25,525)	$19,947

Less: Net income attributable to noncontrolling interests	(43,079)		(47,207)		4,128

Net income attributable to USPI’s common stockholder	$39,746		$61,143		$(21,397)

USPI’s equity in earnings of unconsolidated affiliates		$49,754		$43,110		$6,644

The following table provides other information regarding our unconsolidated affiliates (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Long-term debt	$290,230	$280,217	$290,230	$280,217
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	22.8%	22.2%	22.7%	21.7%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	25.3%	25.0%	25.3%	25.0%
Unconsolidated facilities operated at period end	114	106	114	106

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about its involvement in equity method investments.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This is a non-GAAP measure but management believes it provides further useful information about its involvement in equity method investments.

As shown above, USPI’s net patient service revenues for the three and nine months ended September 30, 2010 decreased $3.5 million and $19.5 million, respectively, compared to the corresponding prior year periods. The net patient service revenues of USPI’s unconsolidated affiliates increased $35.4 million and $96.7 million for the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year periods. These variances are analyzed more extensively below under “Revenues,” but in general they reflect the fact that the revenues of our unconsolidated facilities, which largely represent the facilities we operate under our primary business model of partnering with physicians and a hospital partner, are growing at a faster rate than the revenues of our other facilities (the consolidated facilities, whose revenues actually decreased compared to prior year). In addition to the underlying growth rates at these facilities, we continue to shift more of our facilities into our primary business model, which usually moves them from the consolidated to the unconsolidated group. Once netted with expenses, these increased revenues at our unconsolidated affiliates, resulted in their earning $19.9 million more in net income on year-to-date basis than in the corresponding prior year period. Our share of that increase, based on our ownership levels in these facilities, was approximately $6.6 million. Both of these figures represented improvements compared to the first quarter, when the drop in case volumes and operating margin resulted in almost no net income growth for our unconsolidated affiliates.

Our Ownership Interests in the Facilities We Operate

Our earnings are predominantly driven by our investments in the facilities we operate, so we focus on those businesses’ growth rates together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in the U.S. surgical facilities we operate is as follows:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2010	December 31, 2009	September 30, 2009

Equity method facilities(1)	22.7%	21.5%	21.7%
Consolidated facilities(2)	47.5%	48.1%	48.7%
Total(3)	29.4%	29.4%	30.2%

(1)	Computed for unconsolidated facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income of U.S. surgical facilities we account for under the equity method.

(2)	Computed for consolidated facilities by dividing (a) the aggregate net income of U.S. surgical facilities we operate less our total noncontrolling interests in income of consolidated subsidiaries by (b) the aggregate net income of our consolidated U.S. surgical facilities.

(3)	Computed in total by dividing our share of the facilities’ net income, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income of our U.S. surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our increased focus on partnering our facilities with not-for-profit health systems in addition to physicians generally leads to our accounting for more facilities under the equity method (unconsolidated) as reflected in our number of unconsolidated facilities increasing by 13 from January 1, 2009 to September 30, 2010, while our number of consolidated facilities decreased by two. We generally have a lower ownership percentage in an equity method facility as compared to a consolidated facility.

While our ownership interests remained higher for consolidated facilities than for unconsolidated facilities, our average ownership in our consolidated facilities decreased from the third quarter of 2009 to the third quarter of 2010 due to relative performance of certain consolidated facilities, namely that one market’s facilities, in which our ownership is higher than average, experienced steeper than average drops in profitability compared to our other consolidated facilities.

Revenues

Our consolidated net revenues decreased 2% and 5% and during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding prior year periods. The table below quantifies several significant items impacting year over year growth.

	Three Months Ended
	September 30, 2010
	USPI as Reported	Unconsolidated
	Under GAAP	Affiliates

Total revenues, three months ended September 30, 2009	$152,381	$293,207
Add: Revenue from acquired facilities	2,432	10,468
Less: Revenue of disposed facilities	—	(2,449)
Less: Revenue of deconsolidated facilities	(1,925)	1,925
Impact of exchange rate	(1,440)	—

Adjusted base period	151,448	303,151
(Decrease) increase from operations	(2,907)	23,969
Non-facility based revenue	249	1,759

Total revenues, three months ended September 30, 2010	$148,790	$328,879

	Nine Months Ended
	September 30, 2010
	USPI as Reported	Unconsolidated
	Under GAAP	Affiliates

Total revenues, nine months ended September 30, 2009	$465,887	$852,679
Add: Revenue from acquired facilities	5,839	26,297
Less: Revenue of disposed facilities	—	(9,848)
Less: Revenue of deconsolidated facilities	(13,035)	13,035
Impact of exchange rate	(304)	—

Adjusted base period	458,387	882,163
(Decrease) increase from operations	(13,546)	62,975
Non-facility based revenue	(997)	3,212

Total revenues, nine months ended September 30, 2010	$443,844	$948,350

Our systemwide revenues, which include all facilities we operate, whether consolidated or equity method, increased 7% and 5% for the three and nine months ended September 30, 2010, respectively, as compared to the prior year corresponding periods due to several factors, but disproportionate expense increases resulted in a net decrease to USPI’s earnings from its facilities. As depicted above, a major component of the decrease in consolidated revenues was the deconsolidation of facilities, which caused a corresponding increase in the revenues of unconsolidated affiliates. However, operations also were a significant factor, although differently for each of the two groups. Despite only slight growth in case volumes, a shift to more complex surgical cases in several equity method facilities, and the resulting increased revenue per case, actually caused an approximate $63.0 million increase in the revenues of this group of facilities, whereas the consolidated facilities experienced decreases in average reimbursement as well as case volumes.

Facility Growth

As described above, our systemwide revenues grew 7% and 5% in the three and nine months ended September 30, 2010, respectively, compared to the corresponding prior year periods. This growth corresponds closely to the 5% and 4% increase in the three and nine months ended September 30, 2010, respectively, in the net revenues of our same store facilities, which are those facilities we operated in both periods.

In the U.S., we experienced a 1% reduction in same store case volumes during the first nine months of 2010, driven by a 2% drop in the first quarter and essentially flat second and third quarters. We believe this decrease could have resulted from several factors, including changes to health insurance plans to require more patient responsibility for healthcare expenses and a generally soft economy. In addition, our facilities’ revenues were adversely impacted by shift in payor mix, as fewer revenues were earned from the more profitable payors. As described above, a shift to more complex cases at several of our larger facilities, resulted in the revenues of the same store group increasing year-over-year despite the small drop in volume and the unfavorable change to payor mix.

Our United Kingdom facilities’ revenues, when measured in local currency (or constant exchange rates), declined 3% and 2% for the three and nine months ended September 30, 2010, respectively. These declines are largely due to a decrease in self-pay business. Self-pay business is generally considered more susceptible to changes in general economic conditions, as the cost of care is borne entirely by the patient rather than shared with private insurers or borne by the National Health Service. While the movement of the U.S. dollar against the British pound also affects our reported revenues, the effect has not been material on a year-to-date basis in 2010.

The following table summarizes our same store facility revenue growth rates, as compared to the three and nine months ended September 30, 2009:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2010

United States facilities:
Net revenue	5%	4%
Surgical cases	—%	(1)%
Net revenue per case(1)	6%	5%
United Kingdom facilities:
Adjusted admissions	(8)%	(6)%
Net revenue using actual exchange rates	(8)%	(2)%
Net revenue using constant exchange rates(2)	(3)%	(2)%
All same store facilities:
Net revenue using actual exchange rates	5%	4%

(1)	Our overall domestic same store growth in net revenue per case for the three and nine months ended September 30, 2010, was favorably impacted by the 10% growth at our thirteen same store hospitals, which on average perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. The net revenue per case growth at our ambulatory surgery centers was 3% during the third quarter of 2010.

(2)	Calculated using 2010 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

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

Consistent with this strategy, our net overall number of facilities increased by seven from September 30, 2009 to September 30, 2010, while the net increase in facilities partnered with not-for-profit hospitals and local physicians increased by 14. All three of our facilities under construction at September 30, 2010 involve a hospital partner. In addition, all of our projects in the earlier stages of development involve a hospital partner, and we continue to explore affiliating more facilities with hospital partners, especially for facilities in markets where we already operate other facilities with a hospital partner. The following table summarizes the facilities we operated as of September 30, 2010 and 2009:

	September 30,
	2010	2009

United States facilities(1):
With a hospital partner	117	103
Without a hospital partner	53	60

Total U.S. facilities	170	163
United Kingdom facilities	4	4

Total facilities operated	174	167

Change from September 30, 2009:
De novo (newly constructed)	4
Acquisition	8
Disposals(2)	(5)

Total increase in number of facilities	7

(1)	At September 30, 2010, physicians own a portion of all of these facilities.

(2)	We sold our ownership interests in facilities in Baton Rouge, Louisiana and Oxnard, California. We merged two of our surgery centers into one location in Dallas, Texas and also merged two of our surgery centers into one location in Ohio.

Facility Operating Margins

Same store U.S. facility operating margins decreased 110 basis points in the nine months ended September 30, 2010 as compared to 2009. The decrease was broad-based, and was largely due to lower case volumes that were not offset by a proportionate decrease in operating expenses, although the third quarter decrease of 30 basis points and the second quarter decrease of 40 basis points was far less than the first quarter 240 basis point drop. Continuing a trend we experienced in 2008 and 2009, the year-over-year change in the operating margins of facilities partnered with a not-for-profit healthcare system was more favorable (or, in the case of the three and nine months ended September 30, 2010, less unfavorable) than the change experienced by the facilities that do not have a hospital partner.

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

Our U.K. facilities, which comprise four of our 174 facilities at September 30, 2010, experienced a decrease in overall facility margins in the nine months ended September 30, 2010 as compared to the prior year period, also due to lower volumes that were not offset by a proportionate decrease in operating expenses.

The following table summarizes the year-over-year changes in our same store facility operating margins (see footnote 1 below), comparing the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2009:

	Three Months Ended		Nine Months Ended
	September 30, 2010	(Decrease)	September 30, 2010	(Decrease)

United States facilities:
With a hospital partner	25.4%	— bps	25.2%	(80) bps
Without a hospital partner	30.5%	(140) bps	31.2%	(150) bps
Total U.S. facilities	26.4%	(30) bps	26.4%	(110) bps
United Kingdom facilities(2)	21.7%	(100) bps	23.5%	(110) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	Calculated using 2010 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business. In addition, the $1.0 million unfavorable impact of a payment of value-added tax in the first quarter of 2010 has been excluded from U.K. same store facility operating margins. The favorable impact of this value-added tax recorded in the second quarter of 2009 was also excluded.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues decreased by $3.6 million, or 2.4%, to $148.8 million for the three months ended September 30, 2010 from $152.4 million for the three months ended September 30, 2009. Approximately $1.9 million of this decrease was the result of our selling a partial interest in two of our consolidated facilities, which resulted in our deconsolidating the facilities; this effect was partially offset by an increase in revenues of approximately $2.6 million due to acquisition activity and other changes. Due to lower case volumes, our consolidated centers experienced a decrease in revenues of approximately $2.9 million. Revenues were also negatively affected by an approximate $1.4 million decrease in our U.K. revenues as the result of the British pound weakening against the U.S. dollar.

Equity in earnings of unconsolidated affiliates increased by $2.3 million, or 15.7%, to $17.2 million for the three months ended September 30, 2010 from $14.9 million for the three months ended September 30, 2009. This increase in equity in earnings was primarily driven by same store growth ($0.9 million), acquisitions of additional facilities we account for under the equity method ($1.3 million) and deconsolidations of facilities ($0.1 million). The number of facilities we account for under the equity method increased by eight from September 30, 2009 to September 30, 2010.

Operating expenses, excluding depreciation and amortization, increased by $4.5 million, or 4.4% to $107.7 million for the three months ended September 30, 2010 from $103.2 million for the three months ended September 30, 2009, primarily due to reductions in expenses resulting from our deconsolidating two facilities and cost saving measures being employed across our facilities due to lower case volumes being more than offset by a $6.0 million payment related to a prior acquisition and option on a potential acquisition. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased to 72.4% (68.3% excluding the $6.0 million payment) for the three months ended September 30, 2010 from 67.7% for the three months ended September 30, 2009.

Depreciation and amortization decreased $0.5 million, or 5.2%, to $8.3 million for the three months ended September 30, 2010 from $8.7 million for the three months ended September 30, 2009. Depreciation and amortization, as a percentage of revenues, was approximately 5.6% and 5.8% for the three months ended September 30, 2010 and September 30, 2009, respectively.

Operating income decreased $5.3 million, or 9.6%, to $50.0 million for the three months ended September 30, 2010 from $55.4 million for the three months ended September 30, 2009, primarily as a result the $6.0 million payment noted above. Excluding this payment, the operating income increase of $0.7 million was largely driven by cost saving measures and revenue increases associated with an increase in the complexity of cases performed at both our consolidated and unconsolidated facilities more than offsetting the adverse impact of flat case volumes. These factors, which decreased our revenues and expenses but increased our equity in earnings of unconsolidated affiliates, drove a net change in operating income, as a percentage of revenues, to 33.6% (37.7% excluding the $6.0 million payment) for the three months ended September 30, 2010 from 36.3% for the three months ended September 30, 2009.

Provision for income taxes was $7.2 million for the three months ended September 30, 2010 as compared to an income tax benefit of $24.1 million for the three months ended September 30, 2009. Our income taxes for the three months ended September 30, 2009, included a $31.5 million tax benefit related to our reversing the valuation allowance against a majority of our U.S. deferred tax assets. During the third quarter of 2009, we determined it was more likely than not that we would generate taxable income to recover these assets in future periods.

The decrease in case volumes described herein was the primary driver in the $0.5 million year-over-year decrease in net income attributable to noncontrolling interests. Overall, cost saving measures and increases in average revenue per case mostly offset the adverse effect of lower case volumes on our pretax income. The absence of the income tax benefit recorded in 2009 and the $6.0 million payment recorded in the third quarter of 2010 were the primary drivers in our net income attributable to USPI’s common stockholder decreasing by $26.9 million during the three months ended September 30, 2010 compared to the corresponding prior year period.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues decreased by $22.0 million, or 4.7%, to $443.8 million for the nine months ended September 30, 2010 from $465.9 million for the nine months ended September 30, 2009. Approximately $13.0 million of this decrease was the result of our selling a partial interest in five of our consolidated facilities, which resulted in our deconsolidating the facilities; this effect was partially offset by a net $4.8 million increase related to acquisition activity and other changes. Due to lower case volumes, our consolidated centers experienced a decrease in revenues of approximately $13.5 million. Revenues were also negatively affected by an approximate $0.3 million decrease in our U.K. revenues as the result of the British pound weakening against the U.S. dollar.

Equity in earnings of unconsolidated affiliates increased by $6.6 million, or 15.4% to $49.8 million for the nine months ended September 30, 2010 from $43.1 million for the nine months ended September 30, 2009. This increase in equity in earnings was primarily driven by same store growth ($3.5 million), acquisitions of additional facilities we account for under the equity method ($2.8 million) and deconsolidation of facilities ($0.3 million). The number of facilities we account for under the equity method increased by eight from September 30, 2009 to September 30, 2010.

Operating expenses, excluding depreciation and amortization, decreased by $4.4 million, or 1.4%, to $308.9 million for the nine months ended September 30, 2010 from $313.3 million for the nine months ended September 30, 2009, primarily due to our deconsolidating five facilities, mostly offset by an increase in operating expenses related to the $6.0 million payment noted above. Operating expenses, excluding depreciation and amortization, as a percentage of revenues, increased to 69.5% for the nine months ended September 30, 2010 from 67.2% for the nine months ended September 30, 2009. This increase as a percentage of revenues is primarily attributable the $6.0 million payment and to our not reducing staffing and supply costs at our facilities in proportion to the lower case volumes we experienced during the first nine months of 2010, particularly during the first quarter of 2010. Our results were also affected by a $1.0 million expense accrued in March 2010 due to the British tax authority reversing its position on a value-added tax refund awarded to our U.K. subsidiary in the second quarter of 2009.

Depreciation and amortization decreased $1.5 million, or 5.7%, to $25.1 million for the nine months ended September 30, 2010 from $26.6 million for the nine months ended September 30, 2009, primarily due to the deconsolidation of five facilities. Depreciation and amortization, as a percentage of revenues, was constant at approximately 5.7% for the nine months ended September 30, 2010 and September 30, 2009.

Operating income decreased $9.5 million, or 5.6%, to $159.6 million for the nine months ended September 30, 2010 from $169.1 million for the nine months ended September 30, 2009, primarily as a result of the $6.0 million payment noted above and lower case volumes. Operating income, as a percentage of revenues, was 36.0% (37.3% excluding the $6.0 million payment) for the nine months ended September 30, 2010 compared to 36.3% for the nine months ended September 30, 2009.

Interest expense, net of interest income, was $52.4 million for the nine months ended September 30, 2010 as compared to $51.1 million for the nine months ended September 30, 2009. While market interest rates and our debt balance were lower in the third quarter of 2010 than in the third quarter 2009, the $1.3 million increase can primarily be attributed to a $0.8 million interest income on a settlement we received in the second quarter of 2009 from the British tax authority related to the VAT noted above, whereas in the first quarter of 2010, we recorded a $0.8 million expense as the British tax authority reclaimed the amount.

Other expense, net of other income increased by $19.4 million for the nine months ended September 30, 2010 from the nine months ended September 30, 2009 primarily as the result of activity in 2009 that included an $13.5 million pretax loss related to the deconsolidation of two facilities and the sale of two other facilities during the first nine month of 2009. We also recorded a charge of $4.4 million related to two management contract intangible assets that were impaired during the third quarter of 2009.

Provision for income taxes was $24.7 million for the nine months ended September 30, 2010 compared to an income tax benefit of $9.5 million for the nine months ended September 30, 2009. Our income taxes for the nine months ended September 30, 2009, included a $31.5 million tax benefit related to our reversing the valuation allowance against a majority of our U.S. deferred tax assets. During the third quarter of 2009, we determined it was more likely than not that we would generate taxable income to recover these assets in future periods.

The decrease in case volumes described herein was the primary driver in the $4.1 million year-over-year decrease in net income attributable to noncontrolling interests. This factor, together with the adverse effect of a drop in volumes in the first quarter of 2010, decreased net income, but overall $1.8 million of expense related to reversal of the value-added tax refund, the $6.0 million payment and the absence in the current year of significant losses from disposals and deconsolidations, which totaled $13.5 million, impairment charges of $4.4 million during the first nine months of 2009, offset by the reversal of the deferred tax asset valuation allowance of $31.5 million resulted in the $25.5 million year-over-year decrease in net income and the $21.4 million decrease in net income attributable to USPI’s common stockholder.

Liquidity and Capital Resources

Cash Flows

During the nine months ended September 30, 2010, the Company generated $142.1 million of cash flows from operating activities as compared to $145.2 million during the nine months ended September 30, 2009. Cash flows from operating activities decreased $3.0 million, or 2.1%, from the prior year period.

During the nine months ended September 30, 2010, the Company’s net cash used in investing activities was $34.7 million, consisting primarily of $29.2 million used for purchases of property and equipment. Approximately $14.1 million of property and equipment purchases were related to ongoing development projects, and the remaining $15.1 million represented purchases of equipment at existing facilities. Net cash used in financing activities for the nine months ended September 30, 2010 totaled $81.7 million and resulted primarily from net payments on long-term debt of $29.6 million, distributions to noncontrolling interests of $45.1 million and a net decrease in cash held on behalf of noncontrolling interests of $21.2 million.

Cash and cash equivalents were $60.7 million at September 30, 2010 as compared to $34.9 million at December 31, 2009, and the net working capital deficit was $91.8 million at September 30, 2010 as compared to $113.0 million at December 31, 2009. The overall negative working capital position at September 30, 2010 and December 31, 2009 is primarily the result of $109.2 million and $129.3 million due to affiliates, respectively, associated with our practice of holding our unconsolidated facilities’ cash. As discussed below, we have sufficient availability under our credit facility, together with our operating cash flows, to service our obligations.

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

One of our consolidated entities is developing and constructing a new hospital which is expected to be completed in the first quarter of 2011. The total project cost is approximately $26.2 million which is being funded by cash contributions from its partners and debt financing. The entity has arranged bank financing totaling $17.4 million. Approximately $7.6 million of the bank financing was borrowed at September 30, 2010. We have made our required cash contribution based on the project’s estimated cost.

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

Senior secured credit facility

The senior secured credit facility (credit facility) provides for borrowings of up to $615.0 million (with a $150.0 million accordion feature described below), consisting of (1) an $85.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. We have utilized the availability under the $530.0 million term loan facility and are making scheduled quarterly principal payments. At September 30, 2010, we had approximately $83.4 million available for borrowing under the revolving credit facility, representing the facility’s $85.0 million capacity, net of $1.6 million of outstanding letters of credit. On November 5, 2010, we borrowed $25.0 million under our revolving credit agreement to fund our acquisition of HealthMark.

We may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we currently pay quarterly commitment fees of 0.50% per annum on the daily-unused commitment of the revolving credit facility. We also currently pay a quarterly participation fee of 2.13% per annum related to outstanding letters of credit. The term loans under the credit facility require principal payments each year in an amount of $4.3 million per annum in equal quarterly installments and $0.2 million per quarter with respect to the delayed draw facility. No principal payments are required on the revolving credit facility. At September 30, 2010, we had $509.8 million of debt outstanding under the credit facility at a weighted average interest rate of approximately 3.6%.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly-owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of September 30, 2010.

Senior subordinated notes

Also in connection with the merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest) or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. To date, we have paid all interest payments in cash. At September 30, 2010, we had $437.5 million of Notes outstanding. The Notes are unsecured senior subordinated obligations of our company; however, the Notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of September 30, 2010.

United Kingdom borrowings

In April 2007, we entered into an amended and restated credit agreement, which covered our existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional Term Loan B facility of £10 million, which was drawn in April 2007. In March 2008, we further amended our U.K. Agreement to provide for a £2.0 million Term Loan C facility. We borrowed the entire £2.0 million in March 2008 to acquire property adjacent to one of our hospitals in London. In June 2009, we renewed our overdraft facility. Under the renewal, we must pay a commitment fee of 0.5% per annum on the unused portion of the overdraft facility each quarter. Excluding availability on the overdraft facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At September 30, 2010, we had approximately £37.9 million ($59.6 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 4.5%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are required on the Term Loan A, which began in June 2007, and approximate $4.7 million in the first and second year, $6.3 million in the third and fourth year; $7.9 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and matures in 2013. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million), which began in June 2008 and continue through its maturity date of February 2013 when the final payment of £0.5 million ($0.8 million) is due. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We believe we were in compliance with these covenants as of September 30, 2010.

We also have the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million ($3.9 million). The exact terms and payments are negotiated upon a draw on the facility. We borrowed against the facility in June 2010 and have £1.2 million ($1.8 million) outstanding at September 30, 2010. The terms of the borrowing require monthly principal and interest payments over 48 months. We have pledged capital assets as collateral against this borrowing.

Contractual Cash Obligations

Our contractual cash obligations as of September 30, 2010 are summarized as follows:

	Payments Due by Period
		Within	Years	Years	Beyond
Contractual Cash Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)

Long-term debt obligations:
Senior secured credit facility(1)	$509,761	$5,265	$10,530	$493,966	$—
Senior subordinated notes, due 2017(1)	240,000	—	—	—	240,000
Senior subordinated toggle notes, due 2017(1)	197,515	—	—	—	197,515
U.K. credit facility(1)	57,755	10,462	47,293	—	—
Other debt at operating subsidiaries(1)	30,314	6,227	8,177	11,754	4,156
Interest on long-term debt obligations(2)	336,709	61,254	119,559	89,489	66,407
Capitalized lease obligations(3)	49,367	7,960	11,633	7,394	22,380
Operating lease obligations	82,739	14,474	24,406	16,013	27,846

Total contractual cash obligations	$1,504,160	$105,642	$221,598	$618,616	$558,304

(1)	Scheduled principal payments

(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the September 30, 2010 rates applicable to each debt instrument and also gives effect to the interest rate swaps designated in a cash flow hedging relationship against portions of the U.K. credit facility and senior secured credit facility in the U.S.

(3)	Includes related principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have minority owners who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $58.8 million at September 30, 2010, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was 48% at September 30, 2010. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At September 30, 2010, the total debt on the balance sheets of our unconsolidated affiliates was approximately $290.2 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 25% at September 30, 2010. USPI or one of its wholly-owned subsidiaries had collectively guaranteed $17.0 million of the $290.2 million in total debt of our unconsolidated affiliates as of September 30, 2010. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly-owned subsidiary had guaranteed $13.8 million as of September 30, 2010, of which $8.5 million represents guarantees of two facilities we have sold. We have full recourse to the buyers with respect to such amounts. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

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

In addition, our U.K. subsidiary has begun expanding our Parkside hospital, already our largest facility. Located outside London in the Wimbledon area, this facility’s expansion is expected to cost approximately £11.5 million ($18.1 million). The expansion of the outpatient clinic was completed in August 2010 and the refurbishment of a portion of the hospital is expected to be completed by the first quarter of 2011.

Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our company, in the amount of $0.5 million and $1.5 million for the three month and nine months ended September 30, 2010 and 2009, respectively. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At September 30, 2010, we had approximately $4.0 million accrued related to such management fee, of which $0.5 million is included in other current liabilities and $3.5 million is included in other long-term liabilities in the accompanying consolidated balance sheet.

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

As further discussed in Note 5 to the accompanying consolidated financial statements, in order to manage interest rate risk related to a portion of our variable-rate U.K. debt, on February 29, 2008, we entered into an interest rate swap agreement for a notional amount of £20.0 million ($31.5 million). The interest rate swap requires us to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (0.7% at September 30, 2010), which is reset quarterly. The interest rate swap expires in March 2011. No collateral is required under the interest rate swap agreement. As of September 30, 2010, the rate under our swap agreement was unfavorable compared to the market.

Additionally, effective July 24, 2008, in order to manage interest rate risk related to a portion of our variable-rate U.S. senior secured credit facility, we entered into an interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires us to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (0.5% at September 30, 2010), which is paid and reset on a quarterly basis. The interest rate swap expires in July 2011. No collateral is required under the interest rate swap agreement. As of September 30, 2010, the rate under our swap agreement was unfavorable compared to the market.

At September 30, 2010, the fair values of the U.K. and U.S. interest rate swaps were current liabilities of approximately $0.6 million and $5.1 million, respectively. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the models were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost we would have to pay to transfer the obligations to a market participant with similar credit risk.

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At September 30, 2010, $699.3 million of our outstanding debt was in fixed rate instruments and the remaining $337.9 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $3.4 million.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Date: November 9, 2010

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