Form 10-K
period 2010-12-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2011-02-25
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

As of February 25, 2011, 100 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference
None.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

2010 ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness; general economic and business conditions, including without limitation the condition of the financial markets, both nationally and internationally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into or renew managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States (U.S.) and the United Kingdom (U.K.); the efforts of insurers, healthcare providers and others to contain healthcare costs; the impact of federal healthcare reform; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses and other health care professionals and other personnel; the availability of suitable acquisition and development opportunities and the length of time it takes to complete acquisitions and developments; our ability to integrate new and acquired businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks and uncertainties discussed in this Annual Report on Form 10-K. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements.

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

As of December 31, 2010, we operated 189 facilities, consisting of 185 in the United States and four in the United Kingdom. Of the 185 U.S. facilities, 132 are jointly owned with major not-for-profit healthcare systems. Overall, as of December 31, 2010, we held ownership interests in 188 of the facilities and operated one under a service and management contract. Due in large part to our partnerships with physicians and not-for-profit healthcare systems, we do not consolidate the financial results of 130 of the 188 facilities in which we have ownership, meaning that while we record a share of their net profit within our operating income, we do not include their revenues and expenses in the consolidated revenue and expense line items of our consolidated financial statements.

This trend in our business contributed to our consolidated revenues decreasing from $593.5 million in 2009 to $576.7 million in 2010, even as our operating income increased from $198.3 million to $210.5 million during the same period. To help understand this relationship in our consolidated financial statements, we review an operating measure called systemwide revenue growth, which includes both consolidated and unconsolidated facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding USPI’s financial performance because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for USPI’s equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating margins for the facilities that were operational in both the current and prior year periods, a group we refer to as same store facilities.

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

Available Information

We file annual, quarterly and current reports with the Securities and Exchange Commission. You may read and copy any document that we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. You may also call the Securities and Exchange Commission at 1-800-SEC-0330 for information on the operation of the public reference room. Our SEC filings are also available to you free of charge at the SEC’s web site at http://www.sec.gov. We also maintain a web site at http://www.uspi.com that includes links to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports are available on our website without charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Information on our web site is not deemed incorporated by reference into this Form 10-K.

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

United Kingdom

The United Kingdom provides government-funded healthcare to all of its residents through the National Health Service. However, due to funding and capacity limitations, the demand for healthcare services exceeds the public system’s capacity. In response to these shortfalls, private healthcare networks and private insurance companies have developed in the United Kingdom. Approximately 12% of the U.K. population has private insurance to cover elective surgical procedures, and another segment of the population pays for elective procedures from personal funds. For the year ended December 31, 2010, in the United Kingdom, we derived 67% of our revenues from private insurance, 25% from self-pay patients, who typically arrange for payment prior to surgery being performed, 4% from government payors, and 4% from other payors.

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

Enhance operating efficiencies

Once we acquire a new facility in the U.S., we integrate it into our existing network by implementing a specific action plan to support the local management team and incorporate the new facility into our group purchasing contracts. We also implement our systems and protocols to improve operating efficiencies and contain costs. Our most important operational tool is our management system “Every Day Giving Excellence,” which we refer to as USPI’s EDGE. This proprietary measurement system allows us to track our clinical, service and financial performance, best practices and key indicators in each of our facilities. Our goal is to use USPI’s EDGE to ensure that we provide each of the patients using our facilities with high quality healthcare, offer physicians a superior work environment and eliminate inefficiencies. Using USPI’s EDGE, we track and monitor our performance in areas such as (1) providing surgeons the equipment, supplies and surgical support they need, (2) starting cases on time, (3) minimizing turnover time between cases, and (4) providing efficient case and personnel schedules. USPI’s EDGE compiles and organizes the specified information on a daily basis and is easily accessed over the Internet by our facilities on a secure basis. The information provided by USPI’s EDGE enables our employees, facility administrators and management to analyze trends over time and share processes and best practices among our facilities. In addition, the information is used as an evaluative tool by our administrators and as a budgeting and planning tool by our management. USPI’s EDGE is now deployed in substantially all of our U.S. facilities. In addition to continuing to invest in USPI’s EDGE, we are currently investing in other tools that will allow us to better manage our facilities.

Operations

Operations in the United States

Our operations in the United States consist primarily of our ownership and management of surgery centers. As of December 31, 2010, we had ownership interests in 171 surgery centers and 13 surgical hospitals and operate, through a service and management agreement, one additional surgery center. We also own interests in and expect to operate five more surgical facilities that are currently under construction and have one additional project under development, and numerous other potential projects in various stages of consideration, which may result in our adding additional facilities during 2011. All of the facilities under construction and in the earlier stages of development include a not-for-profit hospital partner. Approximately 8,000 physicians have privileges to use our facilities. Our surgery centers are licensed outpatient surgery centers, and our surgical hospitals are licensed as hospitals. Each of our facilities is generally equipped and staffed for multiple surgical specialties and located in freestanding buildings or medical office buildings. Our average surgery center has approximately 12,000 square feet of space with three operating rooms, as well as ancillary areas for preparation, recovery, reception and administration. Our surgery center facilities range from a 4,000 square foot, one operating room facility to a 33,000 square foot, nine operating room facility. Our surgery centers are normally open weekdays from 7:00 a.m. to approximately 5:00 p.m. or until the last patient is discharged. We estimate that a surgery center with four operating rooms can accommodate up to 6,000 procedures per year. Our surgical hospitals average 56,000 square feet of space with seven operating rooms, ranging in size from 30,000 to 167,000 square feet and having from four to eleven operating rooms.

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

Generally, our surgical facilities are limited partnerships, limited liability partnerships or limited liability companies in which ownership interests are also held by local physicians who are on the medical staff of the facilities. Our ownership interests in the facilities range from 5% to 99%, with our average ownership being approximately 28%. Our partnership and limited liability company agreements typically provide for the monthly or quarterly pro rata distribution of cash equal to net profits from operations, less amounts held in reserve for expenses and working capital. Our facilities derive their operating cash flow by collecting a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. Our billing systems estimate revenue and generate contractual adjustments based on a fee schedule for over 80% of the total cases performed at our facilities. For the remaining cases, the contractual allowance is estimated based on the historical collection percentages of each facility by payor group. The historical collection percentage is updated quarterly for each facility. We estimate each patient’s financial obligation prior to the date of service. We request payment of that obligation at the time of service. Any amounts not collected at the time of service are subject to our normal collection and reserve policy. We also have a management agreement with each of the facilities under which we provide day-to-day management services for a management fee that is typically a percentage of the net revenues of the facility.

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

Strategic Relationships

A key element of our business strategy is to pursue strategic relationships with not-for-profit healthcare systems (hospital partners) in selected markets. Of our 185 U.S. facilities, 132 are jointly-owned with not-for-profit healthcare systems. Our strategy involves developing these relationships in three primary ways. One way is by adding new facilities in existing markets with our existing hospital partners. An example of this is our relationship with the Baylor Health Care System (Baylor) in Dallas, Texas. Our joint ventures with Baylor own a network of 27 surgical facilities that serve the approximately six million people in the Dallas / Fort Worth area. These joint ventures have added new facilities each year since their inception in 1999, including five during 2010. Another example of a growing single-market relationship is our network of facilities in Houston, Texas with Memorial Hermann Healthcare System, with whom we opened our first facility in 2003 and with whom we now operate 20 facilities, including three added during 2010.

A second way we develop these relationships is through expansion into new markets, both with existing hospital partners and with new partners. A good long-term example of this strategy is our relationship with Ascension Health, with whom we initially owned a single facility in Nashville, Tennessee and now have a total of 19 facilities in four states. Similarly, with Catholic Healthcare West (CHW) we began with one facility, which was in a suburb of Las Vegas, Nevada. This relationship has expanded to a total of 16 facilities, including seven in various California markets and seven in the Phoenix, Arizona market. During 2008, we entered into a new partnership with Legacy Health in Portland, Oregon where we now have ownership in and manage two surgical facilities. Also during 2008, we entered into a new partnership with Centura Health in Colorado where we now have ownership in and manage four surgical facilities, one of which was added in December 2010.

A third way we develop our strategic relationships with not-for-profit healthcare systems is through the contribution of our ownership interests in existing facilities to a joint venture relationship. For example, during 2007, we added a hospital partner, CHRISTUS Spohn, to two of our facilities in Corpus Christi, Texas. We engaged in similar transactions with existing partners, Memorial Hermann and CHW, during 2008 and 2010. We expect to add a not-for-profit hospital partner in the future to some of the remaining 53 facilities that do not yet have such a partner.

Operations in the United Kingdom

We operate three hospitals and an oncology center in greater London. We acquired Parkside Hospital and Holly House Hospital in 2000 and Highgate Hospital in 2003. In January 2011, we acquired an ownership interest in a diagnostic and surgery center in Edinburgh, Scotland. Parkside Hospital, located in Wimbledon, a suburb southwest of London, has 72 registered acute care beds, including four high dependency beds and four operating theatres, one of which is a dedicated endoscopy suite and an outpatient surgery unit. Parkside also has its own on-site pathology laboratory which provides services to the on-site cancer treatment center. The imaging department, which has been extensively upgraded in the past four years, has two MRI scanners, a CT scanner, and two X-ray screening rooms, plus mammography, dental and ultrasound services available. Over 500 surgeons, anesthesiologists, and physicians have admitting privileges to the hospital. Parkside’s key specialties include orthopedics, oncology, gynecology, neurosurgery, ear-nose-throat, endoscopy and general surgery. The expansion of Parkside’s outpatient clinic was completed in August 2010, and the refurbishment of a portion of the hospital is expected to be completed in the second quarter of 2011.

Cancer Centre London opened in August 2003. In 2010 we partnered with local physicians who purchased a 24% ownership in the centre, which has a state of the art equipment designed to provide a wide range of cancer treatments. The pre-treatment and planning suite houses a dedicated CT scanner, which, along with the linear accelerators and virtual simulation software, is linked to the department’s planning system. The centre provides inverse planned intensity-modulated radiation therapy (IMRT). The centre has its own pharmacy aseptic suite which provides chemotherapy to the day case unit at the hospital. The centre also has a nuclear medicine unit.

Holly House Hospital, located in a suburb northeast of London near Essex, has 55 registered acute care beds, including the ability to provide high dependency care. The hospital has three operating theatres and its own on-site pathology laboratory and pharmacy. A diagnostic suite houses MRI and CT scanners, X-ray screening rooms, mammography, ultrasound, and other imaging services. Approximately 300 surgeons, anesthesiologists, and physicians have admitting privileges at the hospital, and there are well-established orthopedic, cosmetic, in vitro fertilization, and general surgery practices. We have started a refurbishment and expansion program at Holly House which is due to be completed by late 2012. This expansion will provide three new operating theater suites, an endoscopy suite, ten additional patient rooms, an eight bed day unit, and six additional consulting rooms.

Highgate Hospital is a 32 bed acute care hospital located in the affluent Highgate area of London. The hospital has an established cosmetic surgery business and additional practices including endoscopy and general surgery. Approximately 200 surgeons, anesthesiologists, and physicians have admitting privileges at the hospital.

Case Mix

The following table sets forth the percentage of the internally reported case volume of our U.S. facilities and internally reported revenue from our U.K. facilities for the year ended December 31, 2010 from each of the following specialties:

Specialty	U.S.	U.K.

Orthopedic	20%	24%
Pain management	18	2
Gynecology	3	7 (1)
General surgery	5	14
Ear, nose and throat	8	3
Gastrointestinal	21	2
Cosmetic surgery	3	15
Ophthalmology	12	1
Other	10	32

Total	100%	100%

(1)	Also includes in vitro fertilization.

Payor Mix

The following table sets forth the percentage of the internally reported case volume of our U.S. surgical facilities and internally reported revenue from our U.K. facilities for the year ended December 31, 2010 from each of the following payors:

Payor	U.S.	U.K.

Private insurance	60%	67%
Self-pay	2	25
Government	31 (1)	4
Other	7	4

Total	100%	100%

(1)	Based solely on case volume. Because government payors typically pay less than private insurance, the percentage of our U.S. revenue attributable to government payors is approximately 16% for Medicare and 2% for Medicaid.

The following table sets forth information relating to the not-for-profit healthcare systems with which we were affiliated as of December 31, 2010:

		Number of
		Facilities
	Healthcare System’s	Operated
Healthcare System	Geographical Focus	with USPI

Single Market Systems:
Baylor Health Care System	Dallas/Fort Worth, Texas	27
Centura Health	Colorado	4
Cookeville Regional Medical Center	Middle Tennessee	1
Covenant Health	Eastern Tennessee	2
INTEGRIS Health	Oklahoma	2
Kennedy Health System	New Jersey	1
Legacy Health System	Portland, Oregon	2
McLaren Health Care Corporation	Michigan	5
Memorial Hermann Healthcare System	Houston, Texas	20
Meridian Health System	New Jersey	5
Mountain States Health Alliance	Northeast Tennessee	1
North Kansas City Hospital	Kansas City, Missouri	3
NorthShore University Health System	Chicago, Illinois	4
Scripps Health	San Diego, California	1
St. John Health System	Oklahoma	1
St. John’s Mercy Healthcare	Missouri	1
The Christ Hospital	Cincinnati, Ohio	1
Williamson Medical Center	Franklin, Tennessee	1
Multi-Market Systems:
Adventist Health System:	12 states(a)	2
Adventist Hinsdale Hospital	Hinsdale, Illinois
Huguley Memorial Medical Center	Fort Worth, Texas
Ascension Health:	19 states and D.C.(b)	19
Carondelet Health System (2 facilities)	Blue Springs, Missouri
St. Thomas Health Services System (13 facilities)	Middle Tennessee
St. Vincent Health (1 facility)	Indiana
Seton Healthcare Network (3 facilities)	Austin, Texas
Bon Secours Health System:	Seven states(c)	5
Bon Secours Health Center at Virginia Beach	Virginia Beach, Virginia
Mary Immaculate Hospital	Newport News, Virginia
Maryview Medical Center	Suffolk, Virginia
Memorial Regional Medical Center	Richmond, Virginia
St. Mary’s Hospital	Richmond, Virginia
Catholic Health Partners:	Four states(d)	1
Humility of Mary Health (1 facility)
Catholic Healthcare West:	California, Arizona and Nevada	16
Mercy Hospital of Folsom (1 facility)	Sacramento, California
Mercy Medical Center (3 facilities)	Redding, California
Mercy San Juan Medical Center (1 facility)	Roseville, California
Sierra Nevada Memorial Hospital (1 facility)	Grass Valley, California
St. Joseph’s Hospital and Medical Center (5 facilities) and Arizona Orthopedic Surgical Hospital (2 facilities)	Phoenix, Arizona

Number of
Facilities
	Healthcare System’s	Operated
Healthcare System	Geographical Focus	with USPI

St. Joseph’s Medical Center (1 facility)	Stockton, California
St. Rose Dominican Hospital (2 facilities)	Las Vegas, Nevada
CHRISTUS Health:	Eight states(e)	4
CHRISTUS Health Central Louisiana (1 facility)	Alexandria, Louisiana
CHRISTUS Santa Rosa Health Corporation (1 facility)	San Antonio, Texas
CHRISTUS Spohn Health System (2 facilities)	Corpus Christi, Texas
Providence Health System:	Five states(f)	2
Providence Holy Cross Health Center	Santa Clarita, California
Providence Holy Cross Medical Center	Mission Hills, California
SSM Healthcare:	Four states(g)
SSM St. Clare Health System	St. Louis, Missouri	1

Totals		132

(a)	Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Missouri, North Carolina, Tennessee, Texas, West Virginia, and Wisconsin.

(b)	Alabama, Arkansas, Arizona, Connecticut, District of Columbia, Georgia Florida, Idaho, Illinois, Indiana, Kansas, Louisiana, Maryland, Michigan, Missouri, New York, Tennessee, Texas, Washington, and Wisconsin.

(c)	Florida, Kentucky, Maryland, New York, Pennsylvania, South Carolina, and Virginia

(d)	Kentucky, Ohio, Pennsylvania and Tennessee

(e)	Arkansas, Georgia, Louisiana, Oklahoma, Missouri, New Mexico, Texas, and Utah.

(f)	Alaska, California, Montana, Oregon, and Washington.

(g)	Illinois, Missouri, Oklahoma and Wisconsin.

Facilities

The following table sets forth information relating to the facilities that we operated as of December 31, 2010:

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
Facility		Affiliation		Rooms	USPI

United States
Atlanta
	East West Surgery Center, Austell, Georgia	9/1/00	(2)	3	55%
	Lawrenceville Surgery Center, Lawrenceville, Georgia	8/1/01		2	15
	Northwest Georgia Surgery Center, Marietta, Georgia	11/1/00	(2)	3	15
	Orthopaedic South Surgical Center, Morrow, Georgia	11/28/03		2	15
	Resurgens Surgical Center, Atlanta, Georgia	10/1/98	(2)	4	48
	Roswell Surgery Center, Roswell, Georgia	10/1/00	(2)	3	15
Austin
*	Cedar Park Surgery Center, Cedar Park, Texas	11/22/05		2	26
*	Medical Park Tower Surgery Center, Austin, Texas	8/27/10		5	33
*	Northwest Surgery Center, Austin, Texas(1)	5/30/07		6	29
	Texan Surgery Center, Austin, Texas	6/1/03		3	55
Chicago
*	Hinsdale Surgical Center, Hinsdale, Illinois	5/1/06		4	21
*	Same Day Surgery 25 East, Chicago, Illinois	10/15/04		4	45
*	Same Day Surgery Elmwood Park, Elmwood Park, Illinois	10/15/04		3	33
*	Same Day Surgery North Shore, Evanston, Illinois	10/15/04		2	36
*	Same Day Surgery River North, Chicago, Illinois	10/15/04		4	34

		Date of	Number
		Acquisition	of	Percentage
		or	Operating	Owned by
Facility		Affiliation	Rooms	USPI

Corpus Christi
*	Corpus Christi Outpatient Surgery Center, Corpus Christi, Texas(1)	5/1/02	5	29
*	Shoreline Surgery Center, Corpus Christi, Texas	7/1/06	4	26
Dallas/Fort Worth
*	Baylor Medical Center at Frisco, Frisco, Texas(3)	9/30/02	11	25
*	Baylor Medical Center at Uptown, Dallas, Texas(3)	4/1/03	5	17
*	Baylor Orthopedic and Spine Hospital at Arlington, Arlington, Texas(3)	2/22/10	6	25
*	Baylor Surgicare at Bedford, Bedford, Texas(1)	12/18/98	5	32
*	Baylor Surgicare at Carrollton, Carrollton, Texas	7/1/10	2	26
*	Baylor Surgicare, Dallas, Texas(1)	6/1/99	6	34
*	Baylor Surgicare at Denton, Denton, Texas(1)	2/1/99	4	25
*	Baylor Surgicare at Garland, Garland, Texas	2/1/99	4	30
*	Baylor Surgicare at Granbury, Granbury, Texas	2/1/09	4	26
*	Baylor Surgicare at Grapevine, Grapevine, Texas	2/16/02	4	29
*	Baylor Surgicare at Lewisville, Lewisville, Texas(1)	9/16/02	6	37
*	Baylor Surgicare at Mansfield, Mansfield, Texas	5/1/10	5	26
*	Baylor Surgicare at North Garland, Garland, Texas	5/1/05	6	26
*	Baylor Surgicare at Plano, Plano, Texas	10/1/07	1	27
*	Baylor Surgicare at Trophy Club, Trophy Club, Texas(3)	5/3/04	6	34
*	Bellaire Surgery Center, Fort Worth, Texas	10/15/02	4	25
*	Doctor’s Surgery Center at Huguley, Burleson, Texas	2/14/06	3	26
*	Heath Surgicare, Rockwall, Texas(1)	11/1/04	3	25
*	Irving-Coppell Surgical Hospital, Irving, Texas(3)	10/20/03	5	9
*	Lone Star Endoscopy, Keller, Texas	11/1/10	1	26
*	Medical Centre Surgical Hospital, Fort Worth, Texas(3)	12/18/98	8	35
*	North Central Surgical Center, Dallas, Texas(3)	12/12/05	10	18
*	North Texas Surgery Center, Dallas, Texas(1)	12/18/98	4	36
	Park Cities Surgery Center, Dallas, Texas(1)	6/9/03	4	55
*	Physicians Surgical Center of Fort Worth, Fort Worth, Texas	7/13/04	4	25
*	Rockwall Surgery Center, Rockwall, Texas	09/1/06	3	37
	Southwestern Surgery Center, Ennis, Texas(4)	11/1/10 (6)	3	—
*	Surgery Center of Arlington, Arlington, Texas(1)	2/1/99	6	26
*	Tuscan Surgery Center at Las Colinas, Irving, Texas	12/1/10	1	26
*	Valley View Surgery Center, Dallas, Texas	12/18/98	4	31
Denver
*	Crown Point Surgical Center, Parker, Colorado	10/1/08	4	43
*	Harvard Park Surgery Center, Denver Colorado	1/1/09	3	30
*	Summit View Surgery Center, Littleton, Colorado	1/1/09	3	33
Houston
*	Doctors Outpatient Surgicenter, Pasadena, Texas(1)	9/1/99	5	43
*	Kingsland Surgery Center, Katy, Texas	12/31/08	4	28
*	KSF Orthopaedic Surgery Center, Houston, Texas(1)	5/1/07	3	45
*	Memorial Hermann Specialty Hospital Kingwood, Kingwood, Texas(3)	9/1/07	6	25
*	Memorial Hermann Surgery Center — Katy, Katy, Texas(1)	1/19/07	4	10
*	Memorial Hermann Surgery Center — Memorial Village, Houston, Texas	12/1/2010	4	11
*	Memorial Hermann Surgery Center — Northwest, Houston, Texas(1)	9/1/04	5	10
*	Memorial Hermann Surgery Center — Richmond, Richmond, Texas	12/31/09	2	26
*	Memorial Hermann Surgery Center — Southwest, Houston, Texas(1)	9/21/06	6	10
*	Memorial Hermann Surgery Center — Sugar Land, Sugar Land, Texas(1)	9/21/06	4	11
*	Memorial Hermann Surgery Center — Texas Medical Center, Houston, Texas(1)	1/17/07	5	17
*	Memorial Hermann Surgery Center — The Woodlands, The Woodlands, Texas	8/9/05	4	10
*	Memorial Hermann Surgery Center — West Houston , Houston, Texas	4/19/06 (5)	5	25
*	Memorial Hermann Surgery Center — Woodlands Parkway, Houston Texas	12/31/10	4	28
*	North Houston Endoscopy and Surgery, Houston, Texas	10/1/08	2	26

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
Facility		Affiliation		Rooms	USPI

*	North Houston GI, Houston, Texas	10/1/08		1	28
*	Sugar Land Surgical Hospital, Sugar Land, Texas(3)	12/28/02		4	13
*	TOPS Surgical Specialty Hospital, Houston, Texas(3)	7/1/99		7	45
*	United Surgery Center — Southeast, Houston, Texas(1)	9/1/99		3	30
Kansas City
*	Briarcliff Surgery Center, Kansas City, Missouri	6/1/05		2	29
*	Creekwood Surgery Center, Kansas City, Missouri(1)	7/29/98		4	38
*	Liberty Surgery Center, Liberty, Missouri	6/1/05		2	30
*	Saint Mary’s Surgical Center, Blue Springs, Missouri	5/1/05		4	27
*	Midwest Physicians Surgery Center, Lee’s Summit Missouri	11/1/10	(6)	3	26
Knoxville
	Parkwest Surgery Center, Knoxville, Tennessee	7/26/01		5	22
	Physician’s Surgery Center of Knoxville, Knoxville, Tennessee	1/1/08		6	26
Las Vegas
*	Durango Outpatient Surgery Center, Las Vegas, Nevada	12/9/08		4	33
*	Parkway Surgery Center, Henderson, Nevada	8/3/98		5	29
Los Angeles
	Coast Surgery Center of South Bay, Torrance, California(1)	12/18/01		3	24
	Pacific Endo-Surgical Center, Torrance, California	8/1/03		1	55
*	San Fernando Valley Surgery Center, Mission Hills, California	11/1/04		4	26
	San Gabriel Valley Surgical Center, West Covina, California	11/16/01		3	48
*	Santa Clarita Ambulatory Surgery Center, Santa Clarita, California(1)	3/7/06		3	26
	The Center for Ambulatory Surgical Treatment, Los Angeles, California(1)	11/14/02		4	38
Michigan
*	Clarkston Surgery Center, Clarkston, Michigan	6/1/09		4	36
*	Genesis Surgery Center, Lansing, Michigan	11/1/06		4	23
*	Lansing Surgery Center, Lansing, Michigan	11/1/06		4	23
*	McLaren ASC of Flint, Flint, Michigan	8/2/07		4	43
*	Utica Surgery and Endoscopy Center, Utica, Michigan	4/1/07		3	33
Nashville
*	Baptist Ambulatory Surgery Center, Nashville, Tennessee	3/1/98	(2)	6	29
*	Baptist Plaza Surgicare, Nashville, Tennessee	12/3/03		9	27
*	Center for Spinal Surgery, Nashville, Tennessee(3)	12/31/08		6	20
*	Eye Surgery Center of Nashville, Nashville, Tennessee	11/1/10	(6)	1	26
*	Franklin Endoscopy Center, Franklin, Tennessee	11/1/10	(6)	2	26
*	Lebanon Endoscopy Center, Lebanon, Tennessee	11/1/10	(6)	2	26
*	Middle Tennessee Ambulatory Surgery Center, Murfreesboro, Tennessee	7/29/98		4	35
*	Northridge Surgery Center, Nashville, Tennessee	4/19/06	(5)	5	31
*	Patient Partners Surgery Center, Gallatin, Tennessee	11/1/10	(6)	2	13
*	Physicians Pavilion Surgery Center, Smyrna, Tennessee	7/29/98		4	49
*	Saint Thomas Surgicare, Nashville, Tennessee	7/15/02		5	30
*	Tennessee Sports Medicine Surgery Center, Mt. Juliet, Tennessee	11/1/10	(6)	4	13
*	Williamson Surgery Center, Franklin, Tennessee	11/1/10	(6)	3	20
New Jersey
*	Central Jersey Surgery Center, Eatontown, New Jersey	11/1/04		3	35
*	Northern Monmouth Regional Surgery Center, Manalapan, New Jersey	7/10/06		4	39
*	Select Surgical Center at Kennedy, Sewell, New Jersey	10/29/09		3	29
*	Shore Outpatient Surgicenter, Lakewood, New Jersey	11/1/04		3	42
*	Shrewsbury Surgery Center, Shrewsbury, New Jersey	4/1/99		4	14
	Suburban Endoscopy Services, Verona, New Jersey	4/19/06	(5)	2	51
*	Toms River Surgery Center, Toms River, New Jersey	3/15/02		4	20
Oklahoma City
*	Oklahoma Center for Orthopedic MultiSpecialty Surgery, Oklahoma City, Oklahoma(3)	8/2/04		4	24

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
Facility		Affiliation		Rooms	USPI

*	Southwest Orthopaedic Ambulatory Surgery Center, Oklahoma City, Oklahoma	8/2/04		2	24
Phoenix
*	Arizona Orthopedic Surgical Hospital, Chandler, Arizona(3)	5/19/04		6	36
*	Desert Ridge Outpatient Surgery Center, Phoenix, Arizona	3/30/07		4	33
*	Metro Surgery Center, Phoenix, Arizona	4/19/06	(5)	4	83
	Physicians Surgery Center of Tempe, Tempe, Arizona	4/19/06	(5)	2	10
*	St. Joseph’s Outpatient Surgery Center, Phoenix, Arizona(1)	9/2/03		8	29
*	Surgery Center of Peoria, Peoria, Arizona	4/19/06	(5)	3	30
*	Surgery Center of Scottsdale, Scottsdale, Arizona	4/19/06	(5)	4	29
	Surgery Center of Gilbert, Gilbert, Arizona	4/19/06	(5)	3	22
*	Warner Outpatient Surgery Center, Chandler, Arizona	7/1/99		4	36
Portland
*	East Portland Surgical Center, Portland, Oregon	12/31/09		4	29
*	Northwest Surgery Center, Portland, Oregon	12/1/08		3	26
Redding
*	Court Street Surgery Center, Redding, California	4/19/06	(5)	2	32
*	Mercy Surgery Center, Redding, California	3/1/08		4	32
*	Redding Surgery Center, Redding, California	4/19/06	(5)	2	32
Sacramento
*	Folsom Outpatient Surgery Center, Folsom, California	6/1/05		2	31
*	Grass Valley Surgery Center, Grass Valley, California	7/1/10		2	23
*	Roseville Surgery Center, Roseville, California	7/1/06		2	29
San Antonio
*	Alamo Heights Surgery Center, San Antonio, Texas(1)	12/1/04		3	59
	San Antonio Endoscopy Center, San Antonio, Texas	5/1/05		1	54
St. Louis
	Advanced Surgical Care, Creve Coeur, Missouri(1)	1/1/06		2	60
	Chesterfield Surgery Center, Chesterfield, Missouri(1)	1/1/06		2	65
	Frontenac Surgery and Spine Care Center, Frontenac, Missouri(1)	5/1/07		2	40
	Gateway Endoscopy Center, St. Louis, Missouri	5/1/10		2	50
	Manchester Surgery Center, St. Louis, Missouri	2/1/07		3	62
	Mason Ridge Surgery Center, St. Louis, Missouri(1)	2/1/07		2	56
	Mid Rivers Surgery Center, Saint Peters, Missouri	1/1/06		2	64
	Old Tesson Surgery Center, St. Louis, Missouri	8/1/08		3	61
	Olive Surgery Center, St. Louis, Missouri	1/1/06		2	62
	Riverside Ambulatory Surgery Center, Florissant, Missouri	8/1/06		2	76
	South County Outpatient Endoscopy Services, St. Louis, Missouri	10/1/08		2	25
*	SSM St. Clare Surgical Center, Fenton, Missouri	10/23/09		3	20
*	St. Louis Surgical Center, Creve Coeur, Missouri(1)	4/1/10		7	20
	Sunset Hills Surgery Center, St. Louis, Missouri	1/1/06		2	66
	The Ambulatory Surgical Center of St. Louis, Bridgeton, Missouri	8/1/06		2	66
	Twin Cities Ambulatory Surgery Center, St. Louis, Missouri	9/1/08		2	61
	Webster Surgery Center, Webster Groves, Missouri(1)	3/1/07		2	28
Virginia
*	Bon Secours Surgery Center at Harbour View, Suffolk, Virginia	11/12/07		6	21
*	Bon Secours Surgery Center at Virginia Beach, Virginia Beach, Virginia	5/30/07		2	22
*	Mary Immaculate Ambulatory Surgical Center, Newport News, Virginia	7/19/04		3	17
*	Memorial Ambulatory Surgery Center, Mechanicsville, Virginia	12/30/05		5	17
*	St. Mary’s Ambulatory Surgery Center, Richmond, Virginia	11/29/06		4	14
	Surgi-Center of Central Virginia, Fredericksburg, Virginia	11/29/01		4	76
Additional Markets
*	Beaumont Surgical Affiliates, Beaumont, Texas(1)	4/19/06	(5)	6	25
	Chico Surgery Center, Chico, California	4/19/06	(5)	3	80
*	CHRISTUS Cabrini Surgery Center, Alexandria, Louisiana	6/22/07		4	23

		Date of		Number
		Acquisition		of	Percentage
		or		Operating	Owned by
Facility		Affiliation		Rooms	USPI

	Day-Op Center of Long Island, Mineola, New York(4)	12/4/98		4	99
	Destin Surgery Center, Destin, Florida	9/25/02		2	61
*	Flatirons Surgery Center, Boulder, Colorado	12/1/10		3	32
	Great Plains Surgery Center, Lawton, Oklahoma	4/19/06	(5)	2	49
	Hope Square Surgical Center, Rancho Mirage, California	11/1/10	(6)	2	37
	Idaho Surgery Center, Caldwell, Idaho	4/19/06	(5)	3	22
*	Memorial Surgery Center, Tulsa, Oklahoma	10/1/09		4	25
*	Mountain Empire Surgery Center, Johnson City, Tennessee	2/20/00	(2)	4	18
	New Horizons Surgery Center, Marion, Ohio	4/19/06	(5)	2	11
	New Mexico Orthopaedic Surgery Center, Albuquerque, New Mexico	2/29/00	(2)	6	51
	Northeast Ohio Surgery Center, Cleveland, Ohio	4/19/06	(5)	3	49
	Physicians Surgery Center of Chattanooga, Chattanooga, Tennessee	11/1/10	(6)	4	51
	Reading Endoscopy Center, Wyomissing, Pennsylvania	11/1/10	(6)	2	51
	Reading Surgery Center, Wyomissing, Pennsylvania	7/1/04		3	57
	Redmond Surgery Center, Redmond, Oregon	4/19/06	(5)	2	69
*	Scripps Encinitas Surgery Center, Encinitas, California	2/6/08		3	20
*	St. Joseph’s Surgery Center, Stockton, California	2/1/09		6	5
*	Surgery Center of Canfield, Canfield, Ohio(1)	4/19/06	(5)	3	26
	Surgery Center of Columbia, Columbia, Missouri(1)	8/1/06		2	59
	Surgery Center of Fort Lauderdale, Fort Lauderdale, Florida	11/1/04		4	51
	SurgiCenter of Baltimore, Owings Mills, Maryland	11/1/10	(6)	5	33
*	Terre Haute Surgical Center, Terre Haute, Indiana	12/19/07		2	23
	Teton Outpatient Services, Jackson, Wyoming(1)	8/1/98	(2)	2	49
*	The Christ Hospital Spine Surgery Center(1)	12/31/09		3	26
	Tri-City Orthopaedic Center, Richland, Washington(4)	4/19/06	(5)	2	17
*	Tullahoma Surgery Center, Tullahoma, Tennessee	12/31/10		2	26
*	Upper Cumberland Physician Surgery Center, Cookeville, Tennessee	11/1/10	(6)	2	10
	University Surgical Center, Winter Park, Florida	10/15/98		3	38
	Victoria Ambulatory Surgery Center, Victoria, Texas	4/19/06	(5)	2	59
United Kingdom
	Parkside Hospital, Wimbledon	4/6/00		4	100
	Cancer Centre London, Wimbledon	8/1/03		—	76
	Holly House Hospital, Essex	4/6/00		3	100
	Highgate Private Clinic, Highgate	4/29/03		3	100

*	Facilities jointly owned with not-for-profit hospital systems.

(1)	Certain of our surgery centers are licensed and equipped to accommodate 23-hour stays.

(2)	Indicates date of acquisition by OrthoLink Physician Corporation. We acquired OrthoLink in February 2001.

(3)	Surgical hospitals, all of which are licensed and equipped for overnight stays.

(4)	Operated through a consulting and administrative agreement.

(5)	Indicates the date of our acquisition of Surgis.

(6)	Indicates the date of our acquisition of HealthMark.

We lease the majority of the facilities where our various surgery centers and surgical hospitals conduct their operations. Our leases have initial terms ranging from one to twenty years and most of the leases contain options to extend the lease period, in some cases for up to ten additional years.

Our corporate headquarters is located in a suburb of Dallas, Texas. We currently lease approximately 83,000 square feet of space at 15305 Dallas Parkway, Addison, Texas. The lease expires in October 2020.

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

Acquisitions and Development

The following table sets forth information relating to facilities that are currently under construction at December 31, 2010:

			Expected	Number of
	Hospital		Opening	Operating
Facility Location	Partner	Type	Date	Rooms

Dallas, Texas	Baylor	Hospital	Q1’11	6
Murfreesboro, Tennessee	St. Thomas	Surgery center	Q1’11	2
Phoenix, Arizona	CHW	Hospital	Q2’11	8
Austin, Texas	Seton	Surgery center	Q2’11	4
Jersey City, New Jersey	Liberty Health	Surgery center	Q2’11	3

The hospital under construction in Dallas, Texas at December 31, 2010 is a replacement facility for an existing facility. The new facility opened in January 2011. We also have additional projects under development, all of which involve a hospital partner. It is possible that some of these projects, as well as other projects which are in various stages of negotiation with both current and prospective joint venture partners, will result in our operating additional facilities sometime in 2011. While our history suggests that many of these projects will culminate with the opening of a profitable surgical facility, we can provide no assurance that any of these projects will reach that stage or will be successful thereafter.

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

In the United Kingdom, we face competition from both the National Health Service and other privately operated hospitals. Across the United Kingdom, a large number of private hospitals are owned by the four largest hospital operators. In addition, the two largest payors account for over half of the privately insured market. We believe our hospitals can effectively compete in this market due to location and specialty mix of our facilities. Our hospitals also have a higher portion of self pay business than the overall market. Although self pay business is not influenced by the private insurers, it is more dramatically affected by a downturn in the economy.

Employees

As of December 31, 2010, we employed approximately 7,100 people, 6,100 of whom are full-time employees and 1,000 of whom are part-time employees. Of these employees, we employ approximately 6,000 in the United States and 1,100 in the United Kingdom. The physicians that affiliate with us and use our facilities are not our employees. However, we generally offer the physicians the opportunity to purchase equity interests in the facilities they use.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) were signed into law on March 23, 2010 and March 30, 2010, respectively, although a majority of the measures contained in the Acts do not take effect until 2014. The Acts are intended to provide coverage and access to substantially all Americans, to increase the quality of care provided and to reduce the rate of growth in healthcare expenditures. The changes include, among other things, reducing payments to Medicare Advantage plans (which require the federal government to contract with private health insurance payors to provide inpatient and outpatient benefits to beneficiaries who enroll in such plans), expanding Medicare’s use of value-based purchasing programs, tying facility payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, reducing Medicare and Medicaid payments, including disproportionate share payments, expanding Medicare and Medicaid eligibility, requiring many health plans (including Medicare) to cover, without cost-sharing, certain preventative services, and expanding access to health insurance. The Acts also place limitations on the Stark Law exception that allows physicians to have ownership interests in hospitals, referred to as the whole hospital exception. Among other things, the Acts prohibit hospitals from increasing the percentages of the total value of the ownership interests held in the hospital by physicians after March 23, 2010, as well as place restrictions on the ability of a hospital subject to the whole hospital exception to add operating rooms, procedure rooms and beds.

The Acts make several significant changes to health care fraud and abuse laws, provide additional enforcement tools to the government, increase cooperation between agencies by establishing mechanisms for the sharing of information and enhance criminal and administrative penalties for non-compliance. For example, the Acts: (i) provide $350 million in increased federal funding over the next 10 years to fight health care fraud, waste and abuse; (ii) expand the scope of the recovery audit contractor program to include Medicaid and Medicare Advantage plans; (iii) authorize the Department of Health and Human Services, in consultation with the Office of Inspector General, to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” (iv) provide Medicare contractors with additional flexibility to conduct random prepayment reviews; and (iv) strengthen the rules for returning overpayments made by governmental health programs, including expanding False Claims Act liability to extend to failures to timely repay identified overpayments.

As a result of the Acts, we also expect enhanced scrutiny of healthcare providers’ compliance with state and federal regulations, infection control standards and other quality control measures. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient. Several commercial payors also do not reimburse providers for certain preventable adverse events. In addition, federal law authorizes CMS to require ambulatory surgery centers to submit data on certain quality measures. Ambulatory surgery centers that fail to submit the required data would face a two percentage point reduction in their annual reimbursement rate increase. CMS has not yet implemented the quality measure reporting requirement, but has announced that it expects to do so in future rulemaking. In addition, the Acts require the Department of Health and Human Services to present a plan to Congress in early 2011 for implementing a value-based purchasing system that would tie Medicare payments to ambulatory surgery centers to quality and efficiency measures. The Acts also require the Department of Health and Human Services to study whether to expand to ambulatory surgery centers its current policy of not paying additional amounts for care provided to treat conditions acquired during an inpatient hospital stay.

The Acts also require the Department of Health and Human Services to establish a Medicare Shared Savings Program to promote the coordination of care through Accountable Care Organizations (“ACOs”) by no later than January 1, 2012. The program will allow providers (including hospitals), physicians and other designated professionals and suppliers to form ACOs and work together to invest in infrastructure and redesign delivery processes with the goal of increasing the quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by the Department of Health and Human Services will be eligible to share in a portion of the amounts saved by the Medicare program.

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

Our U.S. healthcare facilities receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc., nationwide commissions which establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. Generally, our healthcare facilities must be in operation for at least six months before they are eligible for accreditation. As of December 31, 2010, all of our eligible healthcare facilities had been accredited by either the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc. or are in the process of applying for such accreditation. Many managed care companies and third-party payors require our facilities to be accredited in order to be considered a participating provider under their health plans.

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

Medicare prospectively determines fixed payment amounts for procedures performed at short stay surgical facilities. These amounts are adjusted for regional wage variations. The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the years ended December 31, 2010, 2009 and 2008, 31%, 28%, and 26%, respectively, of our domestic case volumes were attributable to Medicare and Medicaid payments, although the percentage of our overall revenues these cases represent is significantly less because government payors typically pay less than private insurers. For example, approximately 16% and 2% of our 2010 domestic patient service revenues were contributed by Medicare and Medicaid, respectively, despite those cases representing a total of 31% of our domestic case volume during 2010.

In order to participate in the Medicare program, our facilities must satisfy regulations known as conditions of participation (COPs) for hospitals and conditions for coverage (CFCs) for ambulatory surgery centers. Each facility can meet this requirement through accreditation with the Joint Commission on Accreditation of Healthcare Organizations or other CMS-approved accreditation organizations, or through direct surveys at the direction of CMS. All of our short stay surgical facilities in the United States are certified or, with respect to newly acquired or developed facilities, are awaiting certification to participate in the Medicare program. We have established ongoing quality assurance activities to monitor and ensure our facilities’ compliance with these COPs or CFCs. Any failure by a facility to maintain compliance with these COPs or CFCs as determined by a survey could result in the loss of the facility’s provider agreement with CMS, which would prohibit reimbursement for services rendered to Medicare or Medicaid beneficiaries until such time as the facility is found to be back in compliance with the COPs or CFCs. This could have a material adverse affect on the individual facility’s billing and collections.

As with most government programs, the Medicare and Medicaid programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our short stay surgical facilities. Beginning in 2008, CMS began transitioning Medicare payments to ambulatory surgery centers to a system based upon the hospital outpatient prospective payment system. In 2011, that transition is now complete and payments to ambulatory surgery centers will be solely based on the outpatient prospective payment system (OPPS) relative weights. CMS has cautioned that the final OPPS relative weights may result in payment rates for the year being less than the payment rates for the preceding year. On November 2, 2010, CMS issued a final rule to update the Medicare program’s payment policies and rates for ambulatory surgery centers for 2011. The final rule applies a 0.2% increase to the ASC payment rate. The final rule will also add six procedures to the list of procedures for which Medicare will reimburse when performed in an ASC. The Acts require the Department of Health and Human Services to issue a plan in early 2011 for developing a value-based purchasing program for ambulatory surgery centers. Such a program may further impact Medicare reimbursement of ambulatory surgery centers or increase our operating costs in order to satisfy the value-based standards. For federal fiscal year 2011 and each subsequent federal fiscal year, the Acts provide for the annual market basket update to be reduced by a productivity adjustment. The amount of that reduction will be the projected nationwide productivity gains over the preceding 10 years. To determine the projection, the Department of Health and Human Services will use the Bureau of Labor Statistics 10-year moving average of changes in specified economy-wide productivity. The ultimate impact of the changes in Medicare reimbursement will depend on a number of factors, including the procedure mix at the centers and our ability to realize an increased procedure volume.

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

Our partnerships and limited liability companies that are providers of services under the Medicare and Medicaid programs, and their respective partners and members, are subject to the anti-kickback statute. A number of the relationships that we have established with physicians and other healthcare providers do not fit within any of the statutory exceptions or safe harbor regulations issued by the Office of the Inspector General. All of the 184 surgical facilities in the United States in which we hold an ownership interest are owned by partnerships or limited liability companies, which include as partners or members physicians who perform surgical or other procedures at the facilities.

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

Over the past several years, the government has accused an increasing number of healthcare providers of violating the federal False Claims Act. The False Claims Act prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the U.S. government. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Because our facilities perform hundreds of similar procedures a year for which they are paid by Medicare, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant penalties. Additionally, anti-Kickback or Stark Law claims can be “bootstrapped” to claims under the False Claims Act on the theory that, when a provider submits a claim to a federal health care program, the claim includes an implicit certification that the provider is in compliance with the Medicare Act, which would require compliance with other laws, including the anti-kickback statute and the Stark Law. As a result of this “bootstrap” theory, the U.S. government can collect additional civil penalties under the False Claims Act for claims that have been “tainted” by the anti-kickback or Stark Law violation. In addition, under the Acts, civil penalties may be imposed for the failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later.

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

In August 2000, the Department of Health and Human Services finalized the transaction standards, with which we are in material compliance. The transaction standards require us to use standard code sets established by the rule when transmitting health information in connection with some transactions, including health claims and health payment and remittance advices.

The Department of Health and Human Services has also published a rule establishing standards for the privacy of individually identifiable health information, with which we are in material compliance. These privacy standards apply to all health plans, all healthcare clearinghouses and many healthcare providers, including healthcare providers that transmit health information in an electronic form in connection with certain standard transactions. We are a covered entity under the final rule. The privacy standards protect individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed. A violation of the privacy standards could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. The final rule also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.

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

Signed into law on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) broadened the scope of the HIPAA privacy and security regulations. Among other things, the ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and the ARRA has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. The ARRA increased the amount of civil penalties, with penalties now ranging up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. In addition, the ARRA authorized state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

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

EMTALA

All of our hospitals in the United States are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires any hospital participating in the Medicare program to conduct an appropriate medical screening examination of every individual who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize the condition or make an appropriate transfer of the individual to a facility able to handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer an individual or if the hospital delays appropriate treatment in order to first inquire about the individual’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured individual, the individual’s family or a medical facility that suffers a financial loss as a direct result of a hospital’s violation of the law can bring a civil suit against the hospital. We believe our hospitals are in material compliance with EMTALA.

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

The U.S. Department of Commerce, in consultation with the European Commission, developed a “safe harbor” framework to protect data transferred in trans-Atlantic businesses like ours. The safe harbor provides a way for us to avoid experiencing interruptions in our business dealings in the European Union. It also provides a way to avoid prosecution by European authorities under European privacy laws. By certifying to the safe harbor, we will notify the European Union organizations that we provide “adequate” privacy protection, as defined by European privacy laws, in relation to international data transfers to the USA. To certify to the safe harbor, we must adhere to seven principles. These principles relate to notice, choice, onward transfer or transfers to third parties, access, security, data integrity and enforcement.

We intend to satisfy the requirements of the safe harbor. Even if we are able to formulate programs that attempt to meet these objectives, we may not be able to execute them successfully, which could have a material adverse effect on our revenues, profits or results of operations.

While there is no specific anti-kickback legislation in the United Kingdom that is unique to the medical profession, general criminal legislation prohibits bribery and corruption. Our hospitals in the United Kingdom do not pay commissions to or share profits with referring physicians who invoice patients or insurers directly for fees relating to the provision of their services, although we have explored the possibility of syndicating ownership in certain facilities in the U.K. with physicians. Hospitals in the United Kingdom are required to register with the Healthcare Commission pursuant to the Care Standards Act 2000, as amended by the Health and Social Care (Community Health and Standards) Act 2003, which provides for regular inspections of the facility by representatives of the Healthcare Commission. Beginning April 1, 2009, these registration and inspection functions will transfer to the Care Quality Commission established under the Health and Social Care Act 2008. Hospitals are also required to comply with the Private and Voluntary Health Care (England) Regulations 2001. The operation of a hospital without registration is a criminal offense. Under the Misuse of Drugs Act 1971, the supply, possession or production of controlled drugs without a license from the Secretary of State is a criminal offense. The Data Protection Act 1998 requires hospitals to register as “data controllers.” The processing of personal data, such as patient information and medical records, without prior registration or maintaining an inaccurate registration is a criminal offense. We believe that our operations in the United Kingdom are in material compliance with the laws referred to in this paragraph.

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

We have a substantial amount of indebtedness. As of December 31, 2010, we had $1.1 billion of total indebtedness and a total indebtedness to total capitalization percentage ratio of approximately 54%.

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

We are significantly leveraged and will continue to have significant indebtedness in the future. Our acquisition and development program requires substantial capital resources, estimated to range from $60.0 million to $100.0 million per year over the next three years, although the range could be exceeded if we identify attractive multi-facility acquisition opportunities. The operations of our existing surgical facilities also require ongoing capital expenditures. We believe that our cash on hand, cash flows from operations and available borrowings under our revolving credit facility will be sufficient to fund our acquisition and development activities in 2010, but if we identify favorable acquisition and development opportunities that require additional resources, we may be required to incur additional indebtedness in order to pursue these opportunities. However, we may be unable to obtain sufficient financing on terms satisfactory to us, or at all, especially given the current uncertainty in the credit markets. In that event, our acquisition and development activities would have to be curtailed or eliminated and our financial results could be adversely affected.

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

Our business depends upon the efforts and success of the physicians who provide medical and surgical services at our facilities and the strength of our relationships with these physicians. Our revenues would be reduced if we lost our relationship with one or more key physicians or group of physicians or such physicians or groups reduce their use of our facilities. Any failure of these physicians to maintain the quality of medical care provided or to otherwise adhere to professional guidelines at our surgical facilities or any damage to the reputation of a key physician or group of physicians could also damage our reputation, subject us to liability and significantly reduce our revenues.

In addition, healthcare reform may contribute to increased physician employment with hospitals, which could weaken our relationships with these physicians. The Acts’ creation of ACOs may cause physicians to accept employment to become part of a network that includes an ACO. In addition, the Acts’ focus on investing in infrastructure to increase efficiencies may further contribute to shifting physicians’ practice patterns from private practice to employment with hospitals and ACOs. ACOs that achieve quality performance standards established by the Department of Health and Human Services will be eligible to share in a portion of the amounts saved by the Medicare program. Because an individual physician may view the costs associated with investing in technology and processes to increase efficiencies as too large to bear individually, the physician may turn to employment as a means to participate in the Medicare savings and the capital investments required by the Acts. Physicians who accept employment may be restricted from owning interests in or utilizing our facilities.

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

The current economic conditions will likely have an impact on our business. We regularly monitor quantitative as well as qualitative measures to identify changes in our business in order to react accordingly. The most likely impact on us from weakening economic conditions would be lower case volumes as elective procedures may be deferred or cancelled, which could have an adverse effect on our financial condition and results of operations.

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

The Department of Health and Human Services and the states in which we perform surgical procedures for Medicaid patients may revise the Medicare and Medicaid payment methods or rates in the future. Any such changes could have a negative impact on the reimbursements we receive for our surgical services from the Medicare program and the state Medicaid programs. In addition, the Acts’ requirement that the Department of Health and Human Services develop a value-based purchasing program for Ambulatory surgery centers may further impact Medicare reimbursement of ambulatory surgery centers or increase our operating costs in order to satisfy the value-based standards. The ultimate impact of the changes in Medicare reimbursement will depend on a number of factors, including the procedure mix at the centers and our ability to realize an increased procedure volume.

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

At this time, we are not aware of any regulatory amendments or proposed changes that would trigger this obligation. Typically, our partnership and limited liability company agreements allow us to use shares of our common stock as consideration for the purchase of a physician’s ownership interest. The use of shares of our common stock for that purpose would dilute the ownership interests of our common stockholders. In the event that we are required to purchase all of the physicians’ ownership interests and our common stock does not maintain a sufficient valuation, we could be required to use our cash resources for the acquisitions, the total cost of which we estimate to be up to approximately $469.0 million at December 31, 2010. The creation of these obligations and the possible termination of our affiliation with these physicians could have a material adverse effect on us.

Healthcare reform has restricted our ability to operate our domestic surgical hospitals.

The Acts provide, among other things:  (i) a prohibition on hospitals from having any physician ownership unless the hospital already had physician ownership as of March 23, 2010 and a Medicare provider agreement in effect on December 31, 2010; (ii) a limitation on the percentage of total physician ownership in the hospital to the percentage of physician ownership as of March 23, 2010; (iii) a requirement for written disclosures of physician ownership interests, along with an annual report to the government detailing such ownership; and (iv) severe restrictions on the ability of a hospital subject to the whole hospital exception to add operating rooms, procedure rooms and beds.

All of our existing hospitals and our hospital under construction in Dallas, Texas were grandfathered at the dates of enactment of the Acts, although they are largely prohibited from expanding their physical plants. Our hospital under development in Phoenix, Arizona will not be allowed to have any physician ownership unless the Acts, which are currently subject to certain judicial challenges, are overturned or otherwise amended. As a result, we may be required to purchase our share of the physician owners’ interest in the hospital for approximately $4.0 million in cash. If future legislation were to be enacted by Congress that prohibits physician referrals to hospitals in which the physicians own an interest, or that otherwise further limits physician ownership in existing facilities, our financial condition and results of operations could be materially adversely affected.

If we become subject to significant legal actions, we could be subject to substantial uninsured liabilities.

In recent years, physicians, surgery centers, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice or related legal theories. Many of these actions involve large monetary claims and significant defense costs. In particular, since all of our hospitals maintain emergency departments, there is an increased risk of claims at these facilities because of the nature of the cases seen in the emergency departments. We do not employ any of the physicians who conduct surgical procedures at our facilities and the governing documents of each of our facilities require physicians who conduct surgical procedures at our facilities to maintain stated amounts of insurance. Additionally, to protect us from the cost of these claims, we maintain (through a captive insurance company) professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe to be appropriate for our operations. Although we have excess coverage beyond our captive, we are effectively self-insured up to the excess. If we become subject to claims, however, our insurance coverage may not cover all claims against us or continue to be available at adequate levels of insurance. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, we could be adversely affected.

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

We provide for bad debts principally based upon the aging of accounts receivable and use specific identification to write-off amounts against our allowance for doubtful accounts, without differentiation between payor sources. Our U.S. doubtful account allowance at December 31, 2010 and 2009, represented approximately 15% and 16% of our U.S. accounts receivable balance, respectively. Due to the difficulty in assessing future trends, we could be required to increase our provisions for doubtful accounts. A deterioration in the collectability of these accounts could adversely affect our collection of accounts receivable, cash flows and results of operations.

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

We are wholly-owned by USPI Holdings, Inc., which is wholly-owned by USPI Group Holdings, Inc., both of which are privately owned corporations. There is no public trading market for our equity securities or those of USPI Holdings, Inc. or USPI Group Holdings, Inc. As of February 25, 2011, there were 106 holders of USPI Group Holdings, Inc. common stock.

Item 6.	Selected Financial Data

The selected consolidated statement of operations data set forth below for the years ended December 31, 2010, 2009 and 2008, (Successor), the periods January 1 through April 18, 2007 (Predecessor) and April 19 through December 31, 2007 (Successor) and for the year ended December 31, 2006 (Predecessor), and the consolidated balance sheet data at December 31, 2010, 2009, 2008 and 2007 (Successor) and December 31, 2006 (Predecessor) are derived from our consolidated financial statements.

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

	Successor				Predecessor
				Period from	Period from
				April 19	January 1
	Year Ended	Year Ended	Year Ended	through	through	Years Ended
	December 31	December 31,	December 31,	December 31,	April 18,	December 31,
	2010	2009	2008	2007	2007	2006
Consolidated Statement of Operations Data:
Total revenues	$576,665	$593,475	$615,098	$435,699	$185,169	$553,290
Equity in earnings of unconsolidated affiliates	69,916	61,771	47,042	23,867	9,906	31,568
Operating expenses excluding depreciation and amortization	(406,266)	(425,786)	(431,731)	(300,937)	(156,227)	(392,360)
Depreciation and amortization	(29,799)	(31,165)	(32,305)	(23,765)	(11,301)	(32,319)

Operating income	210,516	198,295	198,104	134,864	27,547	160,179
Other income (expense):
Interest income	798	2,741	3,278	3,255	967	4,064
Interest expense	(70,038)	(70,353)	(84,916)	(67,553)	(9,394)	(32,457)
Loss on early retirement of debt	—	—	—	—	(2,435)	(14,880)
Other, net	708	373	32	72	(67)	51

Income from continuing operations before income taxes	141,984	131,056	116,498	70,638	16,618	116,957
Income tax benefit (expense)	(32,328)	879	(22,667)	(14,588)	(4,433)	(22,661)

Income from continuing operations	109,656	131,935	93,831	56,050	12,185	94,296
Earnings (loss) from discontinued operations, net of tax	(7,003)	1,453	(1,179)	(2,146)	(786)	(5,629)

Net income	102,653	133,388	92,652	53,904	11,399	88,667
Less: Net income attributable to noncontrolling interests	(60,560)	(63,722)	(55,138)	(45,175)	(18,548)	(54,421)

Net income attributable to USPI’s common stockholders	$42,093	$69,666	$37,514	$8,729	$(7,149)	$34,246

Other Data:
Number of facilities operated as of the end of period(a):
Consolidated	58	60	62	61	64	60
Equity method	130	109	102	94	85	81
Management contract only	1	—	—	—	—	—

Total	189	169	164	155	149	141

Cash flows from operating activities	$169,064	$180,610	$142,119	$109,933	$47,177	$155,466

					Predecessor
	Successor				As of
	As of December 31				December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Working capital (deficit)	$(100,249)	$(113,016)	$(38,838)	$(12,569)	$(41,834)
Cash and cash equivalents	60,253	34,890	49,435	76,758	31,740
Total assets	2,372,739	2,325,392	2,268,163	2,277,393	1,231,856
Total debt	1,069,826	1,071,528	1,097,947	1,098,062	347,330
Noncontrolling interests — redeemable	81,668	63,865	51,961	52,769	49,261
Total equity	821,151	798,003	806,217	837,100	622,844

(a)	Not derived from audited financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report.

Overview

We operate ambulatory surgery centers and surgical hospitals in the United States and the United Kingdom. As of December 31, 2010, we operated 189 facilities, consisting of 185 in the United States and four in the United Kingdom. All 185 of our U.S. facilities include local physician owners, and 132 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of the majority of our existing facilities, our agreements with these healthcare systems provide a framework for the planning and construction of additional facilities in the future. All six facilities we are currently developing include a hospital partner.

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

In the United Kingdom we operate three hospitals and an oncology clinic, which supplement the services provided by the government-sponsored healthcare system. Our patients choose to receive care at private hospitals primarily because of waiting lists to receive diagnostic procedures or elective surgery at government-sponsored facilities and pay us either from personal funds or through private insurance, which is offered by some employers as a benefit to their employees. Since acquiring our first two facilities in the United Kingdom in 2000, we have expanded selectively by adding a third facility and increasing the capacity and services offered at each facility, including the construction of an oncology clinic near the campus of one of our hospitals. In January 2011, we acquired an equity interest in a diagnostic and surgery center located in Edinburgh, Scotland.

Our growth and success depends on our ability to continue to grow volumes at our existing facilities, to successfully open new facilities we develop, to successfully integrate acquired facilities into our operations, and to maintain productive relationships with our physician and hospital partners. We believe we will have significant opportunities to operate more facilities in the future in existing and new markets and that many of these will include hospital partners.

Due in large part to our partnerships with physician and hospital partners, we do not consolidate 130 of the 188 facilities in which we have ownership interests. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding USPI’s financial performance because these revenues are the basis for calculating the Company’s management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for USPI’s equity in earnings of unconsolidated affiliates. In addition, USPI discloses growth rates and operating margins (both consolidated and unconsolidated) for the facilities that were operational in both the current and prior year periods, a group the Company refers to as same store facilities.

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

Consolidation

We own less than 100% of each U.S. facility we operate. As discussed in “Results of Operations,” we operate all of our U.S. facilities through joint ventures with physicians. Increasingly, these joint ventures also include a hospital partner. We generally have a leadership role in these facilities through a significant voting and economic interest and a contract to manage each facility’s operations, but the degree of control we have varies from facility to facility. Accordingly, as of December 31, 2010, we consolidated the financial results of 58 of the facilities we operate, account for 130 under the equity method and operate one facility under a service and management contract.

Our consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other investees over which we have control or of which the Company is the primary beneficiary. Investments in companies that we neither control nor are the primary beneficiary, but over whose operations we have the ability to exercise significant influence (including investments where we have less than 20% ownership), are accounted for under the equity method. We also consider the relevant sections of the Financial Accounting Standards Board’s Accounting Standards Codification, Topic 810, Consolidation to determine if we are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights. At December 31, 2010, we consolidated one entity as a result of being its primary beneficiary. See further discussion in Note 5 to the consolidated financial statements.

Accounting for an investment as consolidated versus equity method has no impact on our net income (loss) or stockholder’s equity in any accounting period, but it does impact individual balances within the statement of operations and balance sheet. Under either consolidation or equity method accounting, the investor’s results of operations includes its share of the investee entity’s net income or loss based generally on its ownership percentage.

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

Our revenue recognition policies are consistent with these criteria. Over 80% of our facilities’ surgical cases are performed under contracted or government mandated fee schedules or discount arrangements. The patient service revenues recorded for these cases are recorded at the contractually defined amount at the time of billing. We estimate the remaining revenue based on historical collections, and adjustments to these estimates in subsequent periods have not had a material impact in any period presented. If the discount percentage used in estimating revenues for the cases not billed pursuant to fee schedules were changed by 1%, our 2010 after-tax net income would change by approximately $0.2 million. The collection cycle for patient services revenue is relatively short, typically ranging from 30 to 60 days depending upon payor and geographic norms, which allows us to evaluate our estimates frequently. Our revenues earned under management and other service contracts are typically based upon objective formulas driven by an entity’s financial performance and are generally earned and paid monthly.

Our accounts receivable are comprised of receivables in both the United Kingdom and the United States. As of December 31, 2010, approximately 21% of our total accounts receivable were attributable to our U.K. business. Because our U.K. facilities only treat patients who have a demonstrated ability to pay, our U.K. patients arrange for payment prior to treatment and our bad debt expense in the U.K. is low. In 2010, U.K. bad debt expense was less than $0.1 million, as compared to our total U.K. revenues of $102.7 million. Our average days sales outstanding in the U.K. were 38 and 52 as of December 31, 2010 and 2009, respectively. The decrease in U.K. days sales outstanding was caused by the receipt of several payments made by large payors on December 31, 2010.

Our U.S. accounts receivable were approximately 79% of our total accounts receivable as of December 31, 2010. In 2010, uninsured or self-pay revenues only accounted for 2% of our U.S. revenue and approximately 6% of our accounts receivable balance was comprised of amounts owed from patients, including the patient portion of amounts covered by insurance. Insurance revenues (including government payors) accounted for 98% of our 2010 U.S. revenue and approximately 94% of our accounts receivable balance was comprised of amounts owed from contracted payors. Our U.S. facilities primarily perform surgery that is scheduled in advance by physicians who have already seen the patient. As part of our internal control processes, we verify benefits, obtain insurance authorization, calculate patient financial responsibility and notify the patient of their responsibility, usually prior to surgery. The nature of our business is such that we do not have any significant receivables that are pending approval from third party payors. We also focus our collection efforts on aged accounts receivable. However, due to complexities involved in insurance reimbursements and inherent limitations in verification procedures, our business will always have some level of bad debt expense. In both 2010 and 2009, our bad debt expense attributable to U.S. revenue was approximately 2%. In addition, as of December 31, 2010 and 2009, our average days sales outstanding in the U.S. were 33 and 34 days, respectively. The aging of our U.S. accounts receivable at December 31, 2010 was: 67% less than 60 days old, 13% between 60 and 120 days and 20% over 120 days old. Our U.S. bad debt allowance at December 31, 2010 and 2009 represented approximately 15% and 16% of our U.S. accounts receivable balance, respectively.

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

Income Taxes

Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the bases of those assets and liabilities as reported in our consolidated balance sheets. This estimation process requires that we evaluate the need for a valuation allowance against deferred tax assets, based on factors such as historical financial information, expected timing of future events, the probability of expected future taxable income and available tax planning opportunities. While we recognized the benefit of the majority of our deferred tax assets in 2009, we still carry a valuation allowance against deferred tax assets that have restrictions as to use and are not considered more likely than not to be realized. If our estimates related to the above items change significantly, we may need to alter the amount of our valuation allowance in the future through a favorable or unfavorable adjustment to net income.

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

Based on the results of our 2010 goodwill impairment testing, both of our reporting units’ estimated fair values substantially exceed their carrying values. During 2010, we recorded a $5.9 million impairment charge related to six indefinite-lived intangible assets (management contracts) as further discussed in Note 8 to our consolidated financial statements.

Merger Transaction

USPI had publicly traded equity securities from June 2001 through April 2007. Pursuant to an Agreement and Plan of Merger (the merger) dated as of January 7, 2007, between an affiliate of Welsh, Carson, Anderson & Stowe X, L.P. (Welsh Carson), we became a wholly owned subsidiary of USPI Holdings, Inc. on April 19, 2007. USPI Holdings is a wholly owned subsidiary of USPI Group Holdings, Inc. (Parent), which is owned by an investor group that includes affiliates of Welsh Carson, members of our management and other investors.

Acquisitions, Equity Investments and Development Projects

As part of our growth strategy, we acquire interests in existing surgical facilities from third parties and invest in new facilities that we develop in partnership with hospital partners and local physicians. Some of these transactions result in our controlling the acquired entity (business combinations). During the year ended December 31, 2010, we obtained control of the following entities:

Effective Date	Facility Location	Amount

Investments
December 2010	Houston, Texas(1)	$9.0 million
December 2010	Reading, Pennsylvania(2)	1.1 million
November 2010	Various(3)	31.1 million
October 2010	Houston, Texas(1)	2.4 million
May 2010	St. Louis, Missouri(4)	4.6 million

Total		$48.2 million

(1)	Acquisition of a controlling interest in and right to manage a surgical facility in which we previously had no involvement. The remainder of this facility is owned by a hospital partner and local physicians.

(2)	Acquisition of a controlling interest in a surgical facility in which we already held an ownership interest.

(3)	We acquired 100% of the equity interests in HealthMark Partners, Inc. (HealthMark), a privately-held, Nashville-based owner and operator of surgery centers. HealthMark holds an equity interest in 14 surgery centers, all of which are accounted for under the equity method. Eleven of these facilities are located in markets in which we already operate. Local physicians have ownership in all 14 facilities and by December 31, 2010 and January 31, 2011, hospital partners had invested in nine and ten of these facilities, respectively.

(4)	Acquisition of a controlling interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with local physicians.

We also regularly engage in the purchase and sale of equity interests with respect to our investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the year ended December 31, 2010, these transactions resulted in a net cash outflow of approximately $21.3 million, which is summarized below:

Effective Date	Facility Location	Amount

Investments
December 2010	Irving, Texas(1)	$1.9 million
December 2010	Boulder, Colorado(2)	4.7 million
December 2010	Houston, Texas(2)	0.9 million
December 2010	Chattanooga, Tennessee(3)	2.6 million
December 2010	Kansas City, Missouri(4)	1.2 million
December 2010	Nashville, Tennessee(5)	13.4 million
November 2010	Keller, Texas(1)	4.6 million
July 2010	Carrollton, Texas(1)	0.8 million
July 2010	Sacramento, California(2)	1.5 million
May 2010	Mansfield, Texas(1)	0.4 million
April 2010	Destin, Florida(3)	1.3 million
April 2010	St. Louis, Missouri(6)	0.4 million

33.7 million
Sales(7)
December 2010	Phoenix, Arizona(8)	4.1 million
June 2010	Cincinnati, Ohio(9)	7.9 million
Various	Various(10)	0.4 million

12.4 million

Total		$21.3 million

(1)	Acquisition of the right to manage a surgical facility in which we previously had no involvement. Concurrent with this transaction, an unconsolidated investee that we jointly own with a hospital partner used cash on hand to acquire an equity interest in this facility, resulting in our having an indirect ownership interest in the facility. The remainder of this facility is owned by local physicians.

(2)	Acquisition of a noncontrolling interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with one of our hospital partners and local physicians.

(3)	Acquisition of an additional noncontrolling interest in a surgical facility in which we already held an investment. This facility is jointly owned with local physicians.

(4)	Acquisition of an additional noncontrolling interest in a surgical facility in which we already held an investment. This facility is jointly owned with one of our hospital partners and local physicians.

(5)	Acquisition of an additional noncontrolling interest in three surgical facilities in which we already held an investment and one surgical facility in which we already provided management services. These facilities are jointly owned with one of our hospital partners and local physicians.

(6)	Acquisition of a noncontrolling interest in a surgical facility in which we already provided management services. This facility is jointly owned with one of our hospital partners and local physicians.

(7)	Sale transactions not involving our surrendering control of the facility are described in this section. Transactions involving the sale of our entire interest in a facility or our surrendering control of a facility are described in “Discontinued Operations and Other Dispositions.”

(8)	Sale of a portion of our equity ownership in two facilities to a hospital partner. The remainder of these facilities are owned by local physicians.

(9)	Sale of a portion of our equity ownership in one facility to a hospital partner. The remainder of this facility is owned by local physicians.

(10)	Represents the net receipt related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These types of transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the year ended December 31, 2010, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $2.9 million and $4.0 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $7.2 million decrease to our additional paid-in capital during the year ended December 31, 2010.

As further described in the section, “Discontinued Operations and Other Dispositions,” during 2010, we received proceeds of $32.5 million related to our sale of our wholly-owned subsidiary, American Endoscopy Services, Inc. (AES). We also received cash proceeds of $0.6 million related to the sale of a controlling interest in one facility to a hospital partner.

During 2009, we acquired interests in existing surgical facilities from third parties and invested in new facilities that we are developing in partnership with hospital partners and local physicians. Some of these transactions result in our controlling the acquired entity (business combinations). In December 2009, we invested $9.9 million in a subsidiary jointly operated with one of our hospital partners, which the subsidiary used to acquire a controlling interest in a facility in Houston, Texas.

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

Effective Date	Facility Location	Amount

Investments
December 2009	Cincinnati, Ohio(1)	$17.7 million
December 2009	Portland, Oregon(2)	11.1 million
December 2009	Nashville, Tennessee(3)	6.1 million
September 2009	Fort Worth, Texas(3)	1.2 million
July 2009	Fort Worth, Texas(3)	1.0 million
May 2009	St. Louis, Missouri(4)	0.9 million
February 2009	Fort Worth, Texas(2)	2.0 million
February 2009	Stockton, California(2)	2.5 million
Various	Various(5)	7.3 million

Total		49.8 million
Sales (6)
December 2009	Dallas, Texas(7)	2.4 million

Total		$47.4 million

(1)	Acquisition of a noncontrolling interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with local physicians.

(2)	Acquisition of a noncontrolling interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with one of our hospital partners and local physicians.

(3)	Acquisition of additional ownership in one of our existing facilities.

(4)	Acquisition of the right to manage a surgical facility in which we previously had no involvement. We have a purchase option to acquire a 20% equity interest in the facility within one year, and after approximately three years, an option to purchase an additional 20% equity interest. We acquired ownership in April 2010.

(5)	Represents the net purchase of additional ownership and equity contributions in various unconsolidated affiliates, including $3.4 million of investment in four de novos.

(6)	Sale transactions not involving our surrendering control of the facility are described in this section. Transactions involving the sale of our entire interest in a facility or our surrendering control of a facility are described in “Discontinued Operations and Other Dispositions.”

(7)	Sale of a portion of our noncontrolling interest in two facilities to a hospital partner. This hospital partner is a related party (Note 12). We retained a noncontrolling interest in these facilities and continue to operate them.

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

Discontinued Operations and Other Dispositions

Sales of consolidated subsidiaries in which we have no continuing involvement are classified as discontinued operations, as are consolidated subsidiaries that are held for sale. The gains or losses on these transactions are classified within discontinued operations in our consolidated statements of income. Also, we have reclassified our historical results of operations to remove the operations of these entities from our revenues and expenses, collapsing the net income or loss from these operations into a single line within discontinued operations.

Discontinued operations are as follows :

Date	Facility Location	Proceeds	Gain (Loss)

December 2010	Nashville, Tennessee	$32.5 million	$2.8 million
December 2010	Orlando, Florida	—	(2.0 million	)
December 2010	Templeton, California(1)	—	(1.9 million	)
December 2010	Houston, Texas(1)	—	(0.2 million	)

Total		$32.5 million	$(1.3 million	)

June 2008	Cleveland, Ohio	$1.6 million	$(1.0 million	)

(1)	These investments were written down to estimated fair value less costs to sell at December 31, 2010, and were sold at amounts approximating these estimated values in February 2011.

Equity method investments that are sold do not represent discontinued operations under GAAP. We did not sell any equity method investments during 2010. During 2009 and 2008, we completed sales of investments in ten facilities operated through unconsolidated affiliates, including our equity ownership in these entities as well as the related rights to manage the facilities. Gains and losses on the disposals of these investments are classified within “Losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income. These transactions are summarized below:

Date	Facility Location	Proceeds (Costs)		Loss

December 2009	Oxnard, California	$0.3 million		$(0.3 million	)
December 2009	Baton Rouge, Louisiana(1)	(5.1 million	)	(8.2 million	)
September 2009	San Antonio, Texas	—		(2.6 million	)
July 2009	Cleveland, Ohio(2)	1.0 million		—
February 2009	Las Cruces, New Mexico	—		—
February 2009	East Brunswick, New Jersey	0.7 million		(2.6 million	)

Total		$(3.1 million	)	$(13.7 million	)

July 2008	Manitowoc, Wisconsin	$0.8 million		$—
July 2008	Orlando, Florida	0.5 million		(0.4 million	)
April 2008	Los Angeles, California	—		—
February 2008	Sarasota, Florida	0.5 million		—

Total		$1.8 million		$(0.4 million	)

(1)	We paid $5.1 million to settle contingent liabilities in conjunction with the sale of this center. Such amount was expensed and included in “Losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income.

(2)	We financed the entire purchase price with the buyer and have a security interest in the facility’s assets until the note is collected, which is due in 2011. As a result, we deferred the recognition of the gain, which is estimated at $0.6 million.

As further described in Note 5 to our consolidated financial statements, in 2010, we sold approximately 50% of our ownership interests in an entity that was developing and constructing a new hospital for one of our unconsolidated affiliates. We received $3.1 million in cash related to this sale.

In addition to the sales of ownership interests noted above, we sold controlling interests to various hospital partners during 2010, 2009, and 2008 which are described below, as part of our strategy for partnering with these systems. Our continuing involvement as an equity method investor and manager of the facilities precludes classification of these transactions as discontinued operations. Gains and losses are classified within “Losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income.

Date	Facility Location	Proceeds	Gain (Loss)

December 2010	Phoenix, Arizona(1)	$0.6 million	$(1.5 million	)
December 2010	Dallas, Texas(2)	—	1.6 million

Total		$0.6 million	$0.1 million

December 2009	Dallas, Texas(3)	$1.2 million	$0.3 million
July 2009	Oklahoma City, Oklahoma(4)	0.2 million	0.1 million
March 2009	Phoenix, Arizona(5)	0.1 million	(8.2 million	)

Total		$1.5 million	$(7.8 million	)

July 2008	Beaumont, Texas	$1.2 million	$(0.5 million	)
June 2008	Dallas, Texas(3)	2.3 million	(0.9 million	)
June 2008	Houston, Texas(6)	0.6 million	—
March 2008	Redding, California(7)	1.7 million	—

Total		$5.8 million	$(1.4 million	)

(1)	A hospital partner acquired a portion of our interest in this facility and shares control of it with us.

(2)	We previously controlled this facility but now shares control with physician partners due to a change in the entity’s governing documents.

(3)	The hospital partner acquired a controlling interest from us in this transaction. Additionally, this hospital partner is a related party (Note 12).

(4)	We and the other owners of a facility consolidated by us agreed to merge the facility into another entity in which we hold an investment accounted for under the equity method.

(5)	A controlling interest in an entity was sold to a hospital partner. The hospital partner already had a 49% ownership interest in this entity, which owns and manages two surgical facilities, and through the transaction acquired an additional 1.1% interest. The $8.2 million loss was primarily related to the revaluation of our remaining investment in the entity to fair value.

(6)	Because we are considered the primary beneficiary of this entity, we consolidate the entity, and continue to consolidate the facility’s operating results. The sales price of $0.6 million was paid in the form of a note receivable from the buyer.

(7)	We sold a controlling interest in two facilities and received a noncontrolling interest in a third facility in Redding.

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenues of the facilities that we consolidate for financial reporting purposes, which are those in which we have ownership interests of greater than 50% or otherwise maintain effective control or we are the primary beneficiary;

•	management and contract service revenues, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and other contracted services to physicians and hospitals. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminated in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Years Ended December 31,
	2010	2009	2008

Net patient service revenues	88%	88%	90%
Management and contract service revenues	11	10	9
Other revenues	1	2	1

Total revenues	100%	100%	100%

As a percentage of total revenues, net patient service revenues remained consistent at 88% of our total revenues for the years ended December 31, 2010 and 2009. Our net patient services revenues decreased to 88% of total revenues in 2009 from 90% in 2008. This decrease was due in part to the U.S. dollar being stronger on average against the British pound in 2009 compared to 2008, and also is due to shifting of more of our facilities to joint ventures with hospital partners, which usually requires us to account for the facility under the equity method of accounting (as an unconsolidated affiliate). As we execute our strategy of partnering with not-for-profit healthcare systems, more of our business is being conducted through unconsolidated affiliates. With respect to unconsolidated facilities, we do not include the facilities’ net patient service revenues in our financial results; instead; our consolidated financial statements reflect revenues we earn for our management and contract services as noted below. Our share of the revenues, net of expenses of unconsolidated facilities, is reported in our consolidated financial statements as “equity in earnings of unconsolidated affiliates,” which is displayed between revenues and operating expenses. The percentage of our U.S. facilities we account for under the equity method was 70%, 64%, and 63% at December 31, 2010, 2009, and 2008, respectively.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Years Ended December 31,
	2010	2009	2008

Management of surgical facilities	$53,934	$46,438	$40,100
Contract services provided to other healthcare providers	10,904	11,888	12,927

Total management and contract service revenues	$64,838	$58,326	$53,027

The following table summarizes our revenues by operating segment:

	Years Ended December 31,
	2010	2009	2008

United States	82%	82%	80%
United Kingdom	18	18	20

Total	100%	100%	100%

The proportion of our total revenues derived from U.K. operations as stated in U.S. dollars remained constant at 18% for the years ended December 31, 2010 and 2009. From 2008 to 2009, the proportion of out total revenues derived from U.K. operations decreased from 20% to 18%, respectively. The decrease was primarily caused by the average value of the British pound as compared to the U.S. dollar weakening approximately 15% between December 31, 2008 and December 31, 2009.

Results of Operations

The following table summarizes certain consolidated statements of income items expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
USPI	2010	2009	2008

Total revenues	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	12.1	10.4	7.6
Operating expenses, excluding depreciation and amortization	(70.5)	(71.7)	(70.2)
Depreciation and amortization	(5.1)	(5.3)	(5.2)

Operating income	36.5	33.4	32.2
Interest and other expense, net	(11.9)	(11.3)	(13.3)

Income from continuing operations before income taxes	24.6	22.1	18.9
Income tax benefit (expense)	(5.6)	0.1	(3.7)

Income from continuing operations	19.0	22.2	15.2
Earnings (loss) from discontinued operations, net of tax	(1.2)	0.2	(0.1)

Net income	17.8	22.4	15.1
Less: Net income attributable to noncontrolling interests	(10.5)	(10.7)	(9.0)

Net income attributable to USPI’s common stockholder	7.3%	11.7%	6.1%

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for 130 of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (amounts are expressed as a percentage of unconsolidated affiliates revenues, and reflect 100% of the investees’ results on an aggregated basis):

	Years Ended December 31,
USPI’s Unconsolidated Affiliates	2010	2009	2008

Revenues	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	(69.7)	(69.6)	(70.6)
Depreciation and amortization	(4.2)	(4.3)	(4.8)

Operating income	26.1	26.1	24.6
Interest expense, net	(1.9)	(2.1)	(2.4)
Other, net	—	0.4	—

Income before income taxes	24.2	24.4	22.2
Income tax expense	(0.6)	(0.6)	(0.6)

Net income	23.6%	23.8%	21.6%

Executive Summary

Our strategy continues to focus on growing the profits of our existing facilities, developing new facilities with hospital partners, and adding other facilities selectively through acquisition. We added 27 facilities during 2010 and operated 189 facilities at year-end, up from 169 at the end of 2009. Consistent with our primary strategy, we continued to focus on partnering both existing facilities and newly acquired or constructed facilities with a not-for-profit health system (hospital partner). The number of facilities with hospital partners increased by 23 during 2010. We also sold two facilities and an endoscopy business and designated two additional facilities as held for sale at December 31, 2010. Our operating results were not as strong as in recent years, but improved during the course of the year.

Surgical case volumes and profits at our facilities decreased slightly in the early part of 2010 but improved during the year. Overall for 2010, this translated to a 5% year-over-year increase in the revenues of facilities we operated in both 2009 and 2010 (same store facilities), as compared to 8% for 2009 and 11% for 2008. However, in 2010 the volumes and revenues of our same store facilities improved during the year, with the fourth quarter growth rate of 8% representing a significant improvement over earlier quarters, particularly compared to the 2% rate we experienced during the first quarter of 2010. Factoring in acquisitions, our overall systemwide revenues increased 7% for the year (13% in the fourth quarter).

While our systemwide revenues grew, USPI’s 2010 reported revenues, which consist only of consolidated businesses, decreased compared to prior year by 3%. This decrease was driven by two factors related to the deployment of our primary business model, which is jointly owning our facilities with prominent local physicians and a hospital partner. We generally do not consolidate the businesses in these structures, but our profits from them, which are reflected in equity in earnings of unconsolidated affiliates, increased 13% in 2010. Excluding the impact of an impairment charge with respect to one investment, our equity in earnings of unconsolidated affiliates increased 19%. The revenues of these facilities, which are not included in USPI’s reported revenues, are growing more than our consolidated facilities; the revenues of the unconsolidated facilities we owned in both years increased $97.1 million during 2010 as compared to the prior year, and additionally increased through acquisitions and as a result of our partnering four of these facilities with a hospital partner in 2010, thereby deconsolidating them, which moves their revenues out of our consolidated revenues and into the revenues of our unconsolidated group of facilities. Our consolidated revenues decreased primarily due to these “deconsolidation” transactions, which moved $14.6 million from the consolidated to the unconsolidated group, and additionally due to declines in operational results ($9.4 million).

Operating income increased 6% year-over-year and was significantly impacted by several amounts not directly related to our facilities’ operating results. Excluding these amounts, shown below, operating income and margin were up 2% and 180 basis points, respectively (in millions):

	2010	2009

Losses on deconsolidations, disposals and impairments(1)	$10.1	$29.2
Expense related to previous acquisition and facility purchase option	6.0	—
Acquisition costs	3.3	—
VAT assessment(2)	1.0	(1.0)

Total impact on operating income	$20.4	$28.2

(1)	Of the 2010 amount, $3.7 million is classified within equity in earnings of unconsolidated affiliates.

(2)	U.K. taxing authority awarded us a value-added tax refund in 2009 but reversed its position in 2010. We are appealing the decision.

While this increase in operating margin reflects some leveraging of our consolidated operating expenses, we additionally focus on U.S. same store facility level operating income margins (which reflect all facilities’ results, consolidated and unconsolidated) as indicators of the trend of our business, because our earnings and cash flows are heavily driven by the results at those facilities, whether we consolidate them or not. For the full year, those margins actually decreased slightly, reflecting the slower revenue growth described above. Because of relationships like these (differences in the magnitude or direction of consolidated versus systemwide revenues and margins), which often are driven by “deconsolidations” such as those described above, we supplementally focus on systemwide revenues and facility level operating income margins as important indicators for our business, given that our earnings ultimately are driven heavily by facility level revenues and operating margins. Facility level operating income margins were down 60 basis points year-over-year, but as with revenues the results improved as the year progressed, culminating in facility operating income margins for the fourth quarter being 60 basis points higher than the fourth quarter of 2009.

As noted above, we continued to acquire and develop facilities in 2010, acquiring 25 existing facilities and opening two newly constructed facilities. Our U.S. development strategy continues to focus most heavily on markets in which we have a significant presence with prominent local physicians and often a hospital partner. We also invest capital selectively in our U.K. market and in new markets. Pursuing this strategy also leads us to deconsolidate or divest of centers from time to time, as we did in 2009 and 2010.

Also impacting year-over-year comparisons in 2010 was the 2009 recognition of a $31.2 million tax benefit reflecting the Company’s expectation that the majority of its U.S. deferred tax assets would be utilized prior to their expiration.

Our Business and Key Measures

We operate surgical facilities in partnership with local physicians and, in the majority of cases, a not-for-profit health system partner. We hold an ownership interest in each facility, each being operated through a separate legal entity owned by us, the health systems and physicians. We operate each facility on a day-to-day basis through a management services contract. Our sources of earnings from each facility consist of:

•	our share of each facility’s net income, which is computed by multiplying the facility’s net income times the percentage of each facility’s equity interests owned by us; and

•	management services revenues, computed as a percentage of each facility’s net revenues (often net of bad debt expense).

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a growing majority of our facilities (currently 130 of our 189 facilities), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method, i.e., as an unconsolidated affiliate. Of the remaining facilities, we control 58 facilities and account for these investments as consolidated subsidiaries and operate one facility under a service and management contract.

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

In summary, USPI’s operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but USPI’s individual revenue and expense line items only contain consolidated businesses, which represent less than half of our operations. This translates to trends in operating income that often do not correspond with changes in revenues and expenses. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years during the ongoing deployment of our strategy to partner with not-for-profit health systems. Accordingly, we review several types of information in order to monitor and analyze USPI’s results of operations, including:

•	The results of operations of USPI’s unconsolidated affiliates

•	USPI’s average ownership share in the facilities we operate; and

•	Facility operating indicators, such as systemwide revenue growth, same store revenue growth, and same store operating margins

Our Consolidated and Unconsolidated Results

The following table shows USPI’s results of operations and the results of operations of USPI’s unconsolidated affiliates.

	Year Ended December 31,
	2010		2009		Variance to Prior Year
	USPI As		USPI As		USPI As
	Reported		Reported		Reported
	Under	Unconsolidated	Under	Unconsolidated	Under	Unconsolidated
	GAAP	Affiliates	GAAP	Affiliates	GAAP	Affiliates

Revenues:
Net patient service revenues	$504,765	$1,322,393	$523,899	$1,171,242	$(19,134)	$151,151
Management and contract service revenues	64,838	—	58,326	—	6,512	—
Other income	7,062	6,648	11,250	6,872	(4,188)	(224)

Total revenues	576,665	1,329,041	593,475	1,178,114	(16,810)	150,927
Equity in earnings of unconsolidated affiliates	69,916	—	61,771	—	8,145	—
Operating expenses:
Salaries, benefits, and other employee costs	156,213	309,698	160,278	277,053	(4,065)	32,645
Medical services and supplies	97,940	310,770	99,510	271,663	(1,570)	39,107
Other operating expenses	99,075	273,649	89,347	243,241	9,728	30,408
General and administrative expenses	38,202	—	38,769	—	(567)	—
Provision for doubtful accounts	8,458	31,396	8,720	28,528	(262)	2,868
Losses on deconsolidations, disposals and impairments	6,378	1,025	29,162	(7)	(22,784)	1,032
Depreciation and amortization	29,799	55,216	31,165	50,251	(1,366)	4,965

Total operating expenses	436,065	981,754	456,951	870,729	(20,886)	111,025

Operating income	210,516	347,287	198,295	307,385	12,221	39,902
Interest income	798	378	2,741	456	(1,943)	(78)
Interest expense	(70,038)	(26,008)	(70,353)	(24,850)	315	(1,158)
Other, net	708	(200)	373	4,572	335	(4,772)

Total other expense, net	(68,532)	(25,830)	(67,239)	(19,822)	(1,293)	(6,008)

Income from continuing operations before income taxes	141,984	321,457	131,056	287,563	10,928	33,894
Income tax (expense) benefit	(32,328)	(7,562)	879	(6,860)	(33,207)	(702)

Income from continuing operations	109,656	313,895	131,935	280,703	(22,279)	33,192
Earnings (loss) from discontinued operations, net	(7,003)	—	1,453	—	(8,456)	—

Net income	102,653	$313,895	133,388	$280,703	(30,735)	$33,192

Less: Net income attributable to noncontrolling interests	(60,560)		(63,722)		3,162

Net income attributable to USPI	$42,093		$69,666		$(27,573)

USPI’s equity in earnings of unconsolidated affiliates		$69,916		$61,771		$8,145

	Year Ended December 31,
	2009		2008		Variance to Prior Year
	USPI As		USPI As		USPI As
	Reported		Reported		Reported
	Under	Unconsolidated	Under	Unconsolidated	Under	Unconsolidated
	GAAP	Affiliates	GAAP	Affiliates	GAAP	Affiliates

Revenues:
Net patient service revenues	$523,899	$1,171,242	$554,350	$996,315	$(30,451)	$174,927
Management and contract service revenues	58,326	—	53,027	—	5,299	—
Other income	11,250	6,872	7,721	6,066	3,529	806

Total revenues	593,475	1,178,114	615,098	1,002,381	(21,623)	175,733
Equity in earnings of unconsolidated affiliates	61,771	—	47,042	13	14,729	(13)
Operating expenses:
Salaries, benefits, and other employee costs	160,278	277,053	170,805	246,739	(10,527)	30,314
Medical services and supplies	99,510	271,663	109,739	211,781	(10,229)	59,882
Other operating expenses	89,347	243,241	101,846	218,337	(12,499)	24,904
General and administrative expenses	38,769	—	40,155	—	(1,386)	—
Provision for doubtful accounts	8,720	28,528	7,359	29,497	1,361	(969)
Losses on deconsolidations, disposals and impairments	29,162	(7)	1,827	1,161	27,335	(1,168)
Depreciation and amortization	31,165	50,251	32,305	48,722	(1,140)	1,529

Total operating expenses	456,951	870,729	464,036	756,237	(7,085)	114,492

Operating income	198,295	307,385	198,104	246,157	191	61,228
Interest income	2,741	456	3,278	1,687	(537)	(1,231)
Interest expense	(70,353)	(24,850)	(84,916)	(25,788)	14,563	938
Other	373	4,572	32	225	341	4,347

Total other expense, net	(67,239)	(19,822)	(81,606)	(23,876)	14,367	4,054

Income from continuing operations before income taxes	131,056	287,563	116,498	222,281	14,558	65,282
Income tax benefit (expense)	879	(6,860)	(22,667)	(5,566)	23,546	(1,294)

Income from continuing operations	131,935	280,703	93,831	216,715	38,104	63,988
Earnings (loss) from discontinued operations	1,453	—	(1,179)	—	2,632	—

Net income	133,388	$280,703	92,652	$216,715	40,736	$63,988

Less: Net income attributable to noncontrolling interests	(63,722)		(55,138)		(8,584)

Net income attributable to USPI	$69,666		$37,514		$32,152

USPI’s equity in earnings of unconsolidated affiliates		$61,771		$47,042	$	$14,729

The following table provides other information regarding our unconsolidated affiliates (in thousands):

	Years Ended December 31,
	2010	2009	2008

Long-term debt of USPI’s unconsolidated facilities	$330,578	$271,781	$273,438
USPI’s equity in earnings of unconsolidated affiliates	69,916	61,771	47,042
USPI’s imputed weighted average ownership percentage based on affiliates’ pretax income(1)	21.7%	21.5%	21.2%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	23.8%	25.4%	25.0%
Unconsolidated facilities operated at period end	130	109	101

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about USPI’s involvement in unconsolidated affiliates.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This is a non-GAAP measure but management believes it provides further useful information about USPI’s involvement in unconsolidated affiliates.

One of our unconsolidated affiliates, Texas Health Ventures Group, L.L.C., is considered significant to our consolidated financial statements under regulations of the SEC. As a result, we have filed Texas Health Ventures Group, L.L.C.’s consolidated financial statements with this Form 10-K for the appropriate periods.

As shown above, USPI’s consolidated net patient service revenues for the year ended December 31, 2010 decreased $19.1 million compared to the prior year, and the net patient service revenues of USPI’s unconsolidated affiliates increased $151.2 million. These variances are analyzed more extensively in the “Revenues” section, but in general they reflect the fact that we are conducting more of our operations through unconsolidated affiliates. The increase in revenues of these unconsolidated affiliates, net of their expenses, led to the affiliates earning $33.2 million more compared to the prior year. The affiliates’ increase in net income, once allocated to USPI and the affiliates’ other investors, led to USPI’s equity in earnings of unconsolidated affiliates increasing by $8.1 million, which represents nearly 67% of the increase in USPI’s operating income from 2009 to 2010.

When comparing 2009 and 2008, the relationships were similar. USPI’s consolidated net patient services revenues decreased $30.5 million for the year ended December 31, 2009 compared to 2008, and the net patient service revenues of USPI’s unconsolidated affiliates increased $174.9 million, driving a $64.0 million increase in the net income of the unconsolidated affiliates and an overall increase of $14.7 million in USPI’s equity in earnings of unconsolidated affiliates.

Our Ownership Interests in the Facilities We Operate

Our earnings are predominantly driven by our investments in the facilities we operate, so we focus on those businesses’ performance together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in the U.S. surgical facilities we operate is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Unconsolidated facilities(1)	21.7%	21.5%	21.2%
Consolidated facilities(2)	46.7%	48.1%	48.8%
Total(3)	28.2%	29.4%	30.2%

(1)	Computed for unconsolidated facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income of U.S. surgical facilities we account for under the equity method.

(2)	Computed for consolidated facilities by dividing (a) the aggregate net income of U.S. surgical facilities we operate less our total minority interests in income of consolidated subsidiaries by (b) the aggregate net income of our consolidated U.S. surgical facilities.

(3)	Computed in total by dividing our share of the facilities’ net income, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income of our U.S. surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our increased focus on partnering our facilities with hospital partners in addition to physicians generally leads to our accounting for more facilities under the equity method (unconsolidated), and we have moved three facilities from consolidated to unconsolidated during 2010 and four facilities during each of 2009 and 2008. Accordingly, our consolidated financial statements show decreases in revenues and most expense line items compared to the respective prior year. However, since our average ownership in our facilities, as shown in the table above, did not significantly change from the respective prior year, our success in growing our facilities’ profits (whether consolidated or unconsolidated) translated to increases in USPI’s operating income in 2010, 2009 and 2008.

While our ownership interests remained higher for consolidated facilities than for unconsolidated facilities, our average ownership in our consolidated facilities decreased from 2009 to 2010 due to relative performance of certain consolidated facilities, namely that one market’s facilities, in which our ownership is higher than average, experienced steeper than average drops in profitability compared to our other consolidated facilities due to the execution of a long-term payor contract.

Revenues

USPI’s consolidated net revenues decreased approximately 3% during the year ended December 31, 2010, as compared to the year ended December 31, 2009. However, our operating income increased 6%. The table below quantifies several significant items impacting year over year growth.

	Year Ended
	December 31, 2010
	USPI as
	Reported Under	Unconsolidated
	GAAP	Affiliates

Total revenues, year ended December 31, 2009	$593,475	$1,178,114
Add: revenue from acquired facilities	8,070	45,909
Less: revenue of disposed facilities	—	(12,169)
Less: revenue of deconsolidated facilities	(14,571)	14,571
Impact of exchange rate	(1,199)	—

Adjusted base year	585,775	1,226,425
(Decrease) increase from operations	(9,366)	97,093
Non-facility based revenue	256	5,523

Total revenues, year ended December 31, 2010	$576,665	$1,329,041

The reason for the discrepancy between revenue growth and income growth is the increased proportion of our business being conducted through unconsolidated affiliates. Growing the volume and profits of unconsolidated facilities has relatively little impact on our consolidated revenues, but our share of their increasing net income (equity in earnings of unconsolidated affiliates, which grew by 13%, 31% and 39% in 2010, 2009 and 2008, respectively) is reflected in our operating income and net income. Accordingly, as described above, we focus on our systemwide results in order to understand where our growth in income is coming from. Our systemwide revenues, which include revenues of facilities we account for under the equity method as well as facilities we consolidate, grew by rates more commensurate with our overall income growth: 7%, 9% and 14% during the years ended December 31, 2010, 2009 and 2008, respectively. As depicted above, a major component of the decrease in consolidated revenues was the deconsolidation of facilities, which caused a corresponding increase in the revenues of unconsolidated affiliates. However, operations also were a significant factor, although differently for each of the two groups (consolidated and equity method). Despite only slight growth in case volumes, a shift to more complex surgical cases in several equity method facilities, and the resulting increased revenue per case, actually caused an approximate $97.1 million increase in the revenues of this group of facilities, whereas the consolidated facilities experienced decreases in average reimbursement as well as case volumes. These factors combined to reduce consolidated revenues by approximately $9.4 million.

Facility Growth

As described above, our systemwide revenues (consisting of both consolidated subsidiaries and unconsolidated affiliates) grew 7% and 9% during 2010 and 2009. While systemwide revenue growth was partially driven by acquisitions and development of new facilities, the most significant component continued to be the results of facilities that have been open for more than one year (same store facilities). This group of facilities experienced revenue growth of 5% and 8% during 2010 and 2009, respectively. The growth in these facilities was driven more by increases in net revenue per case than by increases in volume. While some of this shift reflects increases in rates we negotiate with payors, we believe a more significant portion of the increase is driven by the type of cases we performed, which continue to shift to more complex cases on average, particularly at several of our larger facilities. Our U.S. case volumes started the year sluggishly, decreasing 2% in the first quarter on a year-over-year basis, but improved during the year, culminating in a 3% year-over-year growth rate in the fourth quarter. While the fourth quarter growth rate compares favorably with our 2% annual growth rates for the full years 2008 and 2009, U.S. cases for the full year 2010 were essentially flat as a result of the sluggish early months. We believe this overall lower case volume growth could have resulted from several factors, including changes to health insurance plans to require more patient responsibility for healthcare expenses and a generally soft economy.

Our United Kingdom facilities’ revenues, when measured in local currency (or constant exchange rate), declined 1% during 2010 as compared to 2009. This decline is largely due to a decrease in the National Health Service business and in self-pay business. While self-pay business represents only 2% of our U.S. business, it represents 25% of our U.K. business. Self-pay business is generally considered more susceptible to changes in general economic conditions, as the cost of care is borne entirely by the patient rather than shared with private insurers or borne by the National Health Service. The strengthening of the U.S. dollar versus the British pound caused a significant drop (approximately $19.0 million) in reported revenues during 2009 as compared to 2008, but in local currency, our U.K. facilities continued to generate revenue growth in 2009.

The following table summarizes our same store facility growth rates, as compared to the corresponding prior year period:

	Years Ended December 31,
	2010	2009	2008

United States facilities:
Net revenue	5%	8%	11%
Surgical cases	—%	2%	2%
Net revenue per case(1)	5%	5%	9%
United Kingdom facilities:
Adjusted admissions	(5)%	(5)%	9%
Net revenue using actual exchange rates	(2)%	(14)%	3%
Net revenue using constant exchange rates(2)	(1)%	2%	11%
All same store facilities:
Net revenue using actual exchange rates	5%	6%	10%

(1)	Our overall domestic same store growth in net revenue per case for 2010 was favorably impacted by the 10% growth at our thirteen same store surgical hospitals, which on average perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. The net revenue per case growth at our ambulatory surgery centers was 2% during 2010. The favorable impact, in the first quarter of 2008, of our collecting amounts related to past patient services in conjunction with our finalizing a new contract with a major payor has been excluded from 2008 growth rates as it relates to dates of service prior to January 1, 2008. The revenue reductions related to two similar, but adverse, adjustments in the second quarter of 2008 were excluded for similar reasons, as was the unfavorable impact of such an amount which arose during the second quarter of 2009.

(2)	Calculated using constant exchange rates for all periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

Joint Ventures with Not-for-Profit Hospitals

Our addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (de novos) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact.

Consistent with this strategy, our overall number of facilities increased by 20 from December 31, 2009 to December 31, 2010, driven by a net increase of 23 facilities partnered with not-for-profit hospitals and local physicians. All five facilities under construction at December 31, 2010, involve a hospital partner, and we continue to explore affiliating more facilities with hospital partners, especially for facilities in markets where we already operate other facilities with a hospital partner.

The following table summarizes the facilities we operated as of December 31, 2010, 2009, and 2008:

	2010	2009	2008

United States facilities(1):
With a hospital partner	132	109	99
Without a hospital partner	53	56	62

Total U.S. facilities	185	165	161
United Kingdom facilities	4	4	3

Total facilities operated	189	169	164

Change from prior year-end:
De novo (newly constructed)	2	4	4
Acquisition	25	7	10
Disposals(2)	(7)	(6)	(5)

Total increase in number of facilities	20	5	9

(1)	At December 31, 2010, physicians own a portion of all of these facilities.

(2)	During 2010, we merged two of our Dallas-area surgery centers into one location, and also merged two of our Ohio surgery centers into one location. We sold our ownership interests in a facility in Orlando, Florida and are classifying a facility in Templeton, California and Houston, Texas as held for sale at December 31, 2010 (sold in February 2011). During 2009, we sold our ownership interests in facilities in East Brunswick, New Jersey; Cleveland, Ohio; San Antonio, Texas; Baton Rouge, Louisiana; and Oxnard, California. We also merged one of our surgery centers into one of our surgical hospitals in Oklahoma. During 2008, we sold ownership interests in facilities in Sarasota, Florida; Los Angeles, California; Cleveland, Ohio; Manitowoc, Wisconsin; and Las Cruces, New Mexico.

Facility Operating Margins

Same store U.S. facility operating margins decreased 60 basis points for the year ended December 31, 2010 as compared to 2009. The decrease was broad-based, and was largely due to lower case volumes early in the year that were not offset by a proportionate decrease in operating expenses. Following the pattern of same facility revenues, and driven by similar factors, margins improved during the year, recovering from a 240 basis point drop in year-over-year margins for the first quarter of 2010 to finish the year down 60 basis points on a full year basis, due to an improvement each quarter ending with a fourth quarter that was up 60 basis points over prior year. Continuing a trend we experienced in 2008 and 2009, the year-over-year change in the operating margins of facilities partnered with a not-for-profit healthcare system was more favorable (or, in the case of 2010, less unfavorable) than the change experienced by the facilities that do not have a hospital partner.

In 2009, same store U.S. facility operating margins increased 250 basis points, largely driven by continued revenue growth together with cost saving measures introduced during 2009 at our facilities. While the improvement was broad-based, it was particularly notable in the group of facilities jointly owned with hospital partners, the margins of which improved 340 basis points. The margins of facilities we operate without a hospital partner did not fare as well, but were up 20 basis points as compared to the year ended December 31, 2008. We believe this disparity in recent years generally reflects the benefits of our increased focus on developing some of our larger markets, where we more often have a hospital partner. During 2008, same store U.S. facility operating margins increased slightly (10 basis points) largely due to improved leveraging of expenses at some of our larger facilities, which underwent expansions during 2007.

Our U.K. facilities, which comprise four of our 189 facilities at December 31, 2010, experienced a decrease in overall facility margins in 2010 as compared to 2009, also due to lower volumes that were not offset by a proportionate decrease in operating expenses. While margins were still down, expenses were controlled more successfully in 2010 than in 2009.

The following table summarizes our year-over-year increases (decreases) in same store operating margins (see footnote 1 below):

	Year Ended December 31,
	2010		2009		2008

United States facilities:
With a hospital partner	(40	) bps	340	bps	170	bps
Without a hospital partner	(120)		20		(260)
Total U.S. facilities(2)	(60)		250		10
United Kingdom facilities(3)	(110	) bps	(160	) bps	80	bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	The favorable impact, in the first quarter of 2008, of our collecting amounts related to past patient services in conjunction with our finalizing a new contract with a major payor has been excluded from these growth rates as it relates to dates of service prior to January 1, 2008. The revenue reductions related to two similar, but adverse, adjustments in the second quarter of 2008 were excluded for similar reasons, as was the unfavorable impact of such an amount which arose during the second quarter of 2009.

(3)	Calculated using constant exchange rates for all periods. Although this computation represents a non-GAAP measure, we believe that using a constant translation rate more accurately reflects the trend of the business. In addition, The $1.0 million unfavorable impact of a payment of value-added tax in the first quarter of 2010 has been excluded from U.K. same store facility operating margins. The favorable impact of this value-added tax recorded in the second quarter of 2009 was also excluded.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

As discussed more fully in “Revenues,” our consolidated revenues decreased by $16.8 million, or 2.8%, to $576.7 million for the year ended December 31, 2010 from $593.5 million for the year ended December 31, 2009 as our business continued to shift to unconsolidated affiliates, whose revenues increased 13% but are not included in our consolidated revenues. The number of facilities we account for under the equity method increased by 21 from December 31, 2009 to December 31, 2010; the number of facilities we consolidate decreased by two during this period.

Equity in earnings of unconsolidated affiliates increased by $8.1 million, or 13.2% to $69.9 million for the year ended December 31, 2010 from $61.8 million for the year ended December 31, 2009. Excluding an impairment charge we recorded on an equity method investment during 2010 of $3.7 million, our equity in earnings increased 19%, driven by the growth in revenues of our unconsolidated affiliates.

Operating income increased 6% year-over-year and was significantly impacted by several items described in “Executive Summary,” the most significant of which were losses on deconsolidations, disposals, and impairments, which decreased $22.8 million to $6.4 million for the year ended December 31, 2010 from $29.2 million for the year ended December 31, 2009. During 2010, we recorded impairment charges of $5.9 million on six indefinite lived management contracts. These impairment charges were partially offset by a net gain on the sale or deconsolidation of various facilities of approximately $1.7 million. In 2009, we recorded approximately $21.4 million in losses on the sale or deconsolidation of various facilities, impairment charges totaling $5.7 million related to three management contracts and $2.1 million of termination fees related to two acquisitions we made in 2007. We elected not to purchase additional ownership in these facilities and expensed the termination fee. Operating expenses, like our revenues, were also reduced due to deconsolidations. This was the primary factor in the $1.4 million, or 4.3%, decrease in depreciation and amortization to $29.8 million for the year ended December 31, 2010 from $31.2 million for the year ended December 31, 2009.

Interest expense, net of interest income, increased $1.6 million to $69.2 million for the year ended December 31, 2010 from $67.6 million for the year ended December 31, 2009. While market interest rates and our debt balance were lower in 2010 than 2009, the $1.6 million increase can primarily be attributed to a $0.8 million interest income on a settlement we received in the second quarter of 2009 from the British tax authority related to the VAT noted above, whereas in the first quarter of 2010, we recorded a $0.8 million expense as the British tax authority reclaimed the amount.

Provision for income taxes was an income tax expense of $32.3 million for the year ended December 31, 2010 as compared to a $0.9 million benefit for the year ended December 31, 2009. The benefit in 2009 was primarily the result of our reversing the valuation allowance ($31.2 million) against a majority of our U.S. deferred tax assets. During the third quarter of 2009, we determined it was more likely than not that we would generate taxable income to recover these assets in future periods. Our effective tax rate for the year ended December 31, 2010 was approximately 40%. Our effective tax rate, excluding the benefit of reversing the deferred tax asset allowance, was approximately 45% for the year ended December 31, 2009.

Total (loss) gain from discontinued operations was a loss of $7.0 million for the year ended December 31, 2010 as compared to earnings of $1.5 million for the year ended December 31, 2009. The $7.0 million represents loss from discontinued operations of $0.2 million and a loss on disposal of discontinued operations of $6.8 million. We sold two entities in 2010 and designated two others as held for sale. Because these entities are classified as discontinued operations, our consolidated statements of income and the year over year comparisons reflect the historical results of their operations in discontinued operations for all periods presented.

Net income was $102.7 million for the year ended December 31, 2010 as compared to $133.4 million for the year ended December 31, 2009. While our surgical facilities earned more in 2010 than 2009, the factors described above, such as the 2009 tax benefit and 2010 loss on discontinued operations, resulted in our net income decreasing compared to 2009.

Net income attributable to noncontrolling interests decreased $3.2 million, or 5.0%, to $60.6 million for the year ended December 31, 2010 from $63.7 million for the year ended December 31, 2009, as a result of more of our profits coming from unconsolidated affiliates and less from consolidated subsidiaries, as discussed above.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues decreased by $21.6 million, or 3.5%, to $593.5 million for the year ended December 31, 2009 from $615.1 million for the year ended December 31, 2008. This decrease was primarily the result of our selling a partial interest in four of our consolidated facilities, which resulted in our deconsolidating the facilities. This $42.4 million decrease, together with a decrease in U.K. revenues of $18.9 million as a result of the U.S. dollar strengthening against the British pound, more than offset the increases from growth in facilities we consolidated in both years or acquired during late 2008 or 2009. As described above, the fact that we account for the majority of our U.S. facilities under the equity method means that our growth in net income generally outpaces our growth in reported revenues.

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

Operating expenses, excluding depreciation and amortization and losses on deconsolidations, disposals and impairments, decreased by $33.3 million, or 7.7%, to $396.6 million for the year ended December 31, 2009 from $429.9 million for the year ended December 31, 2008. This decrease was largely driven by the deconsolidation of four facilities (approximately $28.5 million) and the recovery of $1.0 million in value added tax previously expensed by our U.K. subsidiary. Operating expenses, excluding depreciation and amortization and losses on deconsolidations, disposals and impairments, decreased as a percentage of revenues to 66.8% for the year ended 2009, from 69.9% for the year ended 2008. This decrease as a percentage of revenues is primarily attributable to cost saving measures being employed across our facilities.

Losses on deconsolidations, disposals and impairments increased $27.3 million to $29.2 million for the year ended December 31, 2009 from $1.8 million for the year ended December 31, 2008. In 2009, we recorded approximately $21.4 million in losses on the sale or deconsolidation of various facilities, impairment charges totaling $5.7 million related to three management contracts and $2.1 million of termination fees related to two acquisitions we made in 2007. We elected not to purchase additional ownership in these facilities and expensed the termination fee. In 2008, the components were a $1.9 million loss on the sale of equity interests in four facilities offset by $1.0 million of other income related to a terminated administrative service contract and by a $0.8 million impairment of one of our management contracts.

Depreciation and amortization decreased $1.1 million, or 3.5%, to $31.2 million for the year ended December 31, 2009 from $32.3 million for the year ended December 31, 2008, primarily as a result of the deconsolidation of four facilities whose deprecation expense is no longer included in our consolidated statements of income. Depreciation and amortization, as a percentage of revenues, was 5.3% for the year ended December 31, 2009 and 5.2% for the year ended December 31, 2008.

Operating income increased $0.2 million to $198.3 million for the year ended December 31, 2009 from $198.1 million for the year ended December 31, 2008. Operating income, as a percentage of revenues, increased to 33.4% for the year ended December 31, 2009 from 32.2% for the prior year, primarily as a result of the growth in our equity in earnings of unconsolidated affiliates and cost saving measures, which was mostly offset by losses on deconsolidations, disposal and impairments of $29.2 million noted above.

Interest expense, net of interest income, decreased $14.0 million to $67.6 million for the year ended December 31, 2009 from $81.6 million for the year ended December 31, 2008, primarily due to lower interest rates and additionally due to lower overall debt balances as compared to the prior period.

Income from continuing operations before income taxes increased $14.6 million, or 12.5%, to $131.1 million for the year ended December 31, 2009 from $116.5 million for the year ended December 31, 2008, increased primarily as a result of the growth in our equity in earnings of unconsolidated affiliates and cost saving measures, which was mostly offset by losses on deconsolidations, disposal and impairments of $29.2 million noted above, and benefited from lower net interest expense of $14.0 million.

Provision for income taxes was a $0.9 million benefit for the year ended December 31, 2009, compared to $22.7 million of tax expense for the year ended December 31, 2008. The benefit in 2009 was primarily the result of our reversing the valuation allowance ($31.2 million) against a majority of our U.S. deferred tax assets. During the third quarter of 2009, we determined it was more likely than not that we would generate taxable income to recover these assets in future periods. Our effective tax rate in 2008 was 36.9%. Our effective tax rate, excluding the benefit of reversing the deferred tax asset allowance, was 47.6% at December 31, 2009.

Total (loss) gain from discontinued operations was earnings of $1.5 million for the year ended December 31, 2009 as compared to a loss of $1.2 million for the year ended December 31, 2008. The $1.5 million represents the net earnings of four facilities we are accounting for as discontinued operations at December 31, 2010. In 2008, we classified the operations of surgery center as discontinued operations. We recorded a loss of approximately $0.6 million, net of tax, related to the sale of this facility and a net loss of $0.6 million on its operations.

Net income was $133.4 million for the year ended December 31, 2009 as compared to $92.7 million for the year ended December 31, 2008. Represents the net effect of many factors described above, including an increase in equity in earnings of unconsolidated affiliates ($14.7 million), a decrease in interest expense ($14.0 million), and the recognition of the benefit of U.S. deferred tax assets ($31.2 million), which together more than offset $29.2 million in losses on disposals, deconsolidations, and impairments. In addition, despite our U.K. operations growing their profits in local currency, the strengthening U.S. dollar decreased our reported net income by $2.2 million.

Net income attributable to noncontrolling interests increased $8.6 million, or 15.6%, to $63.7 million for the year ended December 31, 2009 from $55.1 million for the year ended December 31, 2008. The increase was due to increased profitability of certain of our existing consolidated facilities and our acquisition activities, which primarily involve our acquiring less than 100% ownership.

Liquidity and Capital Resources

	Years Ended December 31,
	2010	2009	2008

Net cash provided by operating activities	$169,064	$180,610	$142,119
Net cash used in investing activities	(72,040)	(85,829)	(100,863)
Net cash used in financing activities	(73,999)	(111,247)	(70,168)

Overview

At December 31, 2010, we had cash and cash equivalents totaling $60.3 million, as compared to $34.9 million at December 31, 2009. A more detailed discussion of changes in our liquidity follows.

Operating Activities

Our cash flows from operating activities were $169.1 million, $180.6 million, and $142.1 million in the years ended December 31, 2010, 2009, and 2008, respectively. Operating cash flows in 2010 were lower than 2009 by $11.5 million, or 6.4%, primarily due to the Company utilizing U.S. net operating loss carryforwards to settle the bulk of its U.S. federal tax liability in 2009. Operating cash flows in 2009 were higher than 2008 primarily due to lower interest costs during 2009, facility-wide cost reductions and the timing of distributions of earnings to our unconsolidated affiliates. Operating cash flows in 2008 were also impacted by these factors, but the impact on 2008 was unfavorable.

A significant element of our cash flows from operating activities is the collection of patient receivables and the timing of payments to our vendors and service providers. Collections efforts for patient receivables are conducted primarily by our personnel at each facility or in centralized service centers for some metropolitan areas with multiple facilities. These collection efforts are facilitated by our patient accounting system, which prompts individual account follow-up through a series of phone calls and/or collection letters written 30 days after a procedure is billed and at 30 day intervals thereafter. Bad debt reserves are established in increasing percentages by aging category based on historical collection experience. Generally, the entire amount of all accounts remaining uncollected 180 days after the date of service are written off as bad debt and sent to an outside collection agency. Net amounts received from collection agencies are recorded as recoveries of bad debts. Our operating cash flows, including changes in accounts payable and other current liabilities, are impacted by the timing of payments to our vendors. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. In 2010, 2009 and 2008, we did not make any significant changes to our payment timing to our vendors.

Our net working capital deficit was $100.2 million at December 31, 2010 as compared to a net working capital deficit of $113.0 million in the prior year. The overall negative working capital position at December 31, 2010 and 2009 is primarily the result of $116.1 million and $129.3 million due to affiliates associated with our cash management system being employed for our unconsolidated facilities. As discussed further below, we have sufficient availability under our revolving credit agreement, together with our expected future operating cash flows, to service our obligations.

Investing Activities

During the years ended December 31, 2010, 2009 and 2008, respectively, our net cash used for investing activities was $72.0 million, $85.8 million and $100.9 million, respectively. The majority of the cash used in our investing activities relates to our purchases of businesses, incremental investment in unconsolidated affiliates and purchases of property and equipment and was funded by cash flows from operating activities. The cash used in investing activities was funded primarily from cash on hand as well as draws upon the revolving feature of our senior secured credit facility.

Acquisitions and Sales

During the year ended December 31, 2010, we invested $33.3 million, net of cash received, for the purchase and sales of businesses and investments in unconsolidated affiliates. These 2010 transactions are described earlier in this Item 7 under the captions “Acquisitions, Equity Investments and Development Projects” and “Discontinued Operations and Other Dispositions.” These transactions are summarized below:

Effective Date	Facility Location	Amount

Investments
December 2010	Houston, Texas	$9.0 million
December 2010	Reading, Pennsylvania	1.1 million
December 2010	Irving, Texas	1.9 million
December 2010	Boulder, Colorado	4.7 million
December 2010	Houston, Texas	0.9 million
December 2010	Chattanooga, Tennessee	2.6 million
December 2010	Kansas City, Missouri	1.2 million
December 2010	Nashville, Tennessee	13.4 million
November 2010	Various (HealthMark)	31.1 million
November 2010	Keller, Texas	4.6 million
October 2010	Houston, Texas	2.4 million
July 2010	Carrollton, Texas	0.8 million
July 2010	Sacramento, California	1.5 million
May 2010	St. Louis, Missouri	4.6 million
May 2010	Mansfield, Texas	0.4 million
April 2010	Destin, Florida	1.3 million
April 2010	St. Louis, Missouri	0.4 million
Various	Various	1.8 million

83.7 million
Sales
December 2010	Nashville, Tennessee	32.5 million
December 2010	Phoenix, Arizona	4.7 million
June 2010	Cincinnati, Ohio	7.9 million
Various	Various	5.3 million

50.4 million

Total		$33.3 million

During the years 2009 and 2008, we invested $59.5 million and $64.3 million, respectively (all net of cash acquired) to make similar acquisitions. These transactions are summarized in this Item 7 under the caption “Acquisitions, Equity Investments and Development Projects.”

As part of our business strategy, we have made, and expect to continue to make, selective acquisitions in existing markets to leverage our existing knowledge of these markets and to improve operating efficiencies. Additionally, we may also make acquisitions in new markets. In making such acquisitions, we may use available cash on hand or draw upon our revolving credit facility as discussed below.

Property and Equipment/Facilities under Development

During the year ended December 31, 2010, approximately $21.3 million of the property and equipment purchases related to expansion and development projects, and the remaining $18.7 million primarily represents purchase of equipment at existing facilities. We added $29.7 million of property and equipment in the year 2009, of which $14.7 million related to expansion and development projects and the remaining $15.0 million related to purchases at existing facilities. Additionally, in 2008, we added $17.4 million of property and equipment for expansion and development projects and purchased $13.3 million of property and equipment for existing facilities. Approximately $8.1 million of the property and equipment purchases was paid to acquire property adjacent to one of our London facilities.

At December 31, 2010, we and our affiliates had five surgical facilities under construction and one additional facility in the development stage in the United States; one of these facilities opened in January 2011. Costs to develop a short-stay surgical facility, which include construction, equipment and initial operating losses, vary depending on the range of specialties that will be undertaken at the facility. Our affiliates have budgeted a total of $80.0 million for development costs for the projects under construction. Development costs are typically funded with approximately 50% debt at the entity level with the remainder provided as equity from the owners of the entity. Additionally, as each of these facilities becomes operational, each will have obligations associated with debt and capital lease arrangements.

Generally, we estimate that we will add 12 to 15 facilities per year through a combination of acquisition and de novo projects. This program will continue to require substantial capital resources, which for this number of facilities we would estimate to range from $60.0 million to $100.0 million per year over the next three years. If we identify strategic acquisition opportunities that are larger than usual for us, then these costs could increase greatly.

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

Financing Activities

Cash flows used in financing activities were $74.0 million, $111.2 million and $70.2 million in the years ended December 31, 2010, 2009 and 2008, respectively. Historically, our cash flows from financing activities have been received through proceeds from long-term debt, offset by payments on long-term debt, as well as proceeds received from the issuance of our common stock. We also manage the cash of our unconsolidated affiliates. Cash distributions to noncontrolling interests are also a large component of our financing activities and were $59.0 million, $63.6 million and $56.5 million in the years ended December 31, 2010, 2009 and 2008, respectively.

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

Debt

Senior secured credit facility

The senior secured credit facility (credit facility) provides for borrowings of up to $615.0 million (with a $150.0 million accordion feature described below), consisting of (1) an $85.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. We have utilized the availability under the $530.0 million term loan facility and are making scheduled quarterly principal payments. The term loans require principal payments each year in an amount of $4.3 million per annum in equal quarterly installments and $0.2 million per quarter with respect to the delayed draw facility with the remaining balance maturing in 2014. No principal payments are required on the revolving credit facility until its maturity in 2013.

We may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we currently pay 0.50% per annum on the daily-unused commitment of the revolving credit facility. We also currently pay a quarterly participation fee of 2.13% per annum related to outstanding letters of credit. At December 31, 2010, we had $553.4 million of debt outstanding under the credit facility at a weighted average interest rate of approximately 3.5%. At December 31, 2010, we had $58.4 million available for borrowing under the revolving credit facility, representing the facility’s $85.0 million capacity, net of the $25.0 million outstanding balance at December 31, 2010 and $1.6 million of outstanding letters of credit. The $25.0 million outstanding on the revolving line of credit was repaid in January 2011.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of December 31, 2010.

Senior subordinated notes

Also in connection with the merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest) or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. To date, we have paid all interest payments in cash. During 2009, we repurchased approximately $2.5 million in principal amount of the senior subordinated toggle notes in the open market. At December 31, 2010, we had $437.5 million of Notes outstanding. The Notes are unsecured senior subordinated obligations of our Company; however, the Notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of December 31, 2010.

United Kingdom borrowings

In April 2007, we entered into an amended and restated credit agreement, which covered our existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional Term Loan B facility of £10 million, which was drawn in April 2007. In March 2008, we further amended our U.K. Agreement to provide for a £2.0 million Term Loan C facility. We borrowed the entire £2.0 million in March 2008 to acquire property adjacent to one of our hospitals in London. In June 2009, we renewed our overdraft facility. Under the renewal, we must pay a commitment fee of 0.5% per annum on the unused portion of the overdraft facility each quarter. Excluding availability on the overdraft facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At December 31, 2010, we had approximately £32.5 million (approximately $50.0 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 4.6%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 2.00%. Quarterly principal payments are required on the Term Loan A, which began in June 2007, and approximate $4.6 million in the first and second year, $6.2 million in the third and fourth year; $7.7 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and matures in 2013. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million), which began in June 2008 and continue through its maturity date of February 2013 when the final payment of £0.5 million ($0.8 million) is due. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We believe we were in compliance with these covenants as of December 31, 2010.

We also have the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million ($3.8 million). We borrowed against the facility in June 2010 and November 2010 and have £1.5 million ($2.3 million) outstanding at December 31, 2010. The terms of the borrowings require monthly principal and interest payments over 48 months. We have pledged capital assets as collateral against these borrowings. No amounts were outstanding at December 31, 2009.

Purchases and Sales of Noncontrolling Interests

During 2010, 2009 and 2008, we purchased and sold a net of $1.1 million, $2.1 million and $26.4 million of noncontrolling interests. Transactions with noncontrolling interests in which we do not lose control of an entity are classified as financing activities. These transactions represent equity transactions because they are between us (or our subsidiaries) and noncontrolling interests.

Contractual Cash Obligations

Our contractual cash obligations as of December 31, 2010 are summarized as follows:

	Payments Due by Period
		Within	Years	Years	Beyond
Contractual Cash Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
			(In thousands)

Long term debt obligations:
Senior secured credit facility(1)	$533,445	$5,265	$35,530	$492,650	$—
Senior subordinated notes, due 2017(1)	240,000	—	—	—	240,000
Senior subordinated toggle notes, due 2017(1)	197,515	—	—	—	197,515
U.K. credit facility(1)	49,981	7,797	42,184	—	—
Other debt at operating subsidiaries(1)	22,347	5,275	8,004	3,550	5,518
Interest on long-term debt obligations(2)	326,410	62,450	121,640	85,496	56,824
Capitalized lease obligations(3)	43,089	6,549	10,850	6,001	19,689
Operating lease obligations	72,255	13,651	22,170	13,986	22,448

Total contractual cash obligations	$1,485,042	$100,987	$240,378	$601,683	$541,994

(1)	Scheduled principal payments.

(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the December 31, 2010 rates applicable to each debt instrument and also gives effect to the interest rate swaps designated in a cash flow hedging relationship against portions of the U.K. credit facility and the senior secured credit facility in the U.S.

(3)	Includes principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have noncontrolling interest holders who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $46.6 million at December 31, 2010, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was approximately 45% at December 31, 2010. As further discussed below, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements.

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

In connection with our acquisition of equity interests in a surgery center in 2007, we had the option to purchase additional ownership in the facility during a specified time period in the purchase agreement. If we did not exercise the purchase option, we were required to pay an option termination fee, which was equal to the lesser of an EBITDA calculation, as specified in the purchase agreement, or $2.5 million. We elected to purchase only a portion of the ownership as stated in the agreement and therefore paid a $1.5 million termination fee in 2009. The parties agreed to another purchase option that can be exercised at any time during the 60 day period following September 30, 2011 or the remaining $1.0 million option termination fee would be required to be paid. The $1.5 million termination fee was recorded in “Losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income for 2009.

In addition, our U.K. subsidiary has begun expanding our Parkside hospital, already our largest facility. Located outside London in the Wimbledon area, this facility’s expansion is expected to cost approximately £11.5 million (approximately $17.7 million). The expansion of the outpatient clinic was completed in August 2010 and the refurbishment of a portion of the hospital is expected to be completed by the second quarter of 2011. A £17.0 million ($26.2 million) refurbishment and extension program has also begun at our Holly House hospital and is due to be completed by late 2012. This expansion will provide three new operating theater suites, an endoscopy suite, ten additional patient rooms, an eight bed day unit, and six additional consulting rooms.

Off-Balance Sheet Arrangements

As a result of our strategy of partnering with physicians and not-for-profit health systems, we do not own controlling interests in the majority of our facilities. We account for 130 of our 189 surgical facilities under the equity method. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At December 31, 2010, the total debt on the balance sheets of our unconsolidated affiliates was approximately $330.6 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was approximately 24% at December 31, 2010. USPI or one of its wholly-owned subsidiaries had collectively guaranteed $22.5 million of the $330.6 million in total debt of our unconsolidated affiliates as of December 31, 2010. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly-owned subsidiary had guaranteed $13.4 million as of December 31, 2010, of which $8.7 million represents guarantees of two facilities we have sold. We have full recourse to the buyers with respect to such amounts. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

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

Related Party Transactions

We have entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3% to 8%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $52.1 million, $45.2 million, and $39.1 million in 2010, 2009, and 2008, respectively, and are included in management and contract service revenues in our consolidated statements of income.

We regularly engage in purchases and sales of ownership interests in our facilities. We operate 27 surgical facilities in partnership with the Baylor Health Care System (Baylor) and local physicians in the Dallas/Fort Worth area. Baylor’s Chief Executive Officer is a member of our board of directors. The following table summarizes transactions with Baylor during 2009 and 2008. We had no such transactions in 2010. We believe that the sale prices were approximately the same as if they had been negotiated on an arms’ length basis, and the prices equaled the value assigned by an external appraiser who valued the businesses immediately prior to the sale.

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

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our company, in the amount of $2.0 million for the years ended December 31, 2010, 2009 and 2008. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At December 31, 2010, we had approximately $4.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $3.7 million is included in other long term liabilities in the accompanying consolidated balance sheet. At December 31, 2009, we had approximately $3.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $2.7 million is included in other long term liabilities in the accompanying consolidated balance sheet.

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

As further discussed in Note 10 to the accompanying consolidated financial statements, in order to manage interest rate risk related to a portion of our variable-rate U.K. debt, on February 29, 2008, we entered into an interest rate swap agreement for a notional amount of £20.0 million ($30.8 million). The interest rate swap requires us to pay 4.99% and to receive interest at a variable rate of three-month GBP-LIBOR (0.8% at December 31, 2010), which is reset quarterly. The interest rate swap expires in March 2011. No collateral is required under the interest rate swap agreement. As of December 31, 2010, the rate under our swap agreement was unfavorable compared to the market.

Additionally, effective July 24, 2008, in order to manage interest rate risk related to a portion of our variable-rate U.S. Term Loan B, we entered into an interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires us to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (0.3% at December 31, 2010), which is paid and reset on a quarterly basis. The interest rate swap expires in July 2011. No collateral is required under the interest rate swap agreement. As of December 31, 2010, the rate under our swap agreement was unfavorable compared to the market.

At December 31, 2010, the fair values of the U.K. and U.S. interest rate swaps were current liabilities of approximately $0.3 million and $3.6 million, respectively. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the models were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost we would have to pay to transfer the obligations to a market participant with similar credit risk. These estimated fair values may not be representative of actual values that will be realized in the future.

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At December 31, 2010, $690.6 million of our outstanding debt was in fixed rate instruments and the remaining $352.6 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $3.5 million.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our reports filed with the Commission. There have been no significant changes in our internal controls which could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design and testing of the operational effectiveness of the Company’s internal control over financial reporting. USPI acquired several subsidiaries and equity method investments during 2010. Accordingly, management’s evaluation excluded the operations of the following subsidiaries and equity method investments acquired during 2010, with total assets of approximately $69.4 million and approximately $3.9 million of revenues included in the Company’s consolidated financial statements as of December 31, 2010:

•	HealthMark Partners, Inc.

•	USP Denver, Inc. (Investment in Flatirons Surgery Center, LLC)

•	USP Houston, Inc. (Investments in Memorial Hermann Endoscopy & Surgery Center North Houston, LLC; Memorial Hermann Surgery Center Woodlands Parkway, LLC and Memorial Hermann Surgery Center Memorial City, LLC)

•	USP Gateway, Inc.

•	USP North Texas, Inc. (Investments in Metrocrest Surgery Center, LP; Baylor Surgicare of Duncanville, LLC; Tuscan Surgery Center at Las Colinas, LLC; and Lone Star Endoscopy, LLC)

•	USP Sacramento, Inc. (Investment in Grass Valley Outpatient Surgery Center, LP)

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

Directors and Executive Officers

Executive officers of USPI are elected annually by the board of directors and serve until their successors are duly elected and qualified. Directors are elected by USPI’s stockholders and serve until their successors are duly elected and qualified. There are no arrangements or understandings between any officer or director and any other person pursuant to which any officer or director was, or is to be, selected as an officer, director, or nominee for officer or director. There are no family relationships among any of our executive officers or directors. The names, ages as of February 25, 2011, and positions of the executive officers and directors of USPI are listed below along with their relevant business experience.

Name	Age	Position(s)

Donald E. Steen	64	Chairman of the Board
William H. Wilcox	59	President, Chief Executive Officer and Director
Brett P. Brodnax	46	Executive Vice President and Chief Development Officer
Mark A. Kopser	46	Executive Vice President and Chief Financial Officer
Niels P. Vernegaard	54	Executive Vice President and Chief Operating Officer
Philip A. Spencer	41	Senior Vice President, Business Development
Joel T. Allison	63	Director
Michael E. Donovan	34	Director
John C. Garrett, M.D.	68	Director
D. Scott Mackesy	42	Director
James Ken Newman	67	Director
Boone Powell, Jr.	74	Director
Paul B. Queally	46	Director
Raymond A. Ranelli	63	Director

Donald E. Steen founded USPI in February 1998 and served as its chief executive officer until April 2004. Mr. Steen continues to serve as chairman of the board of directors and the executive committee. Mr. Steen was chairman of AmeriPath, Inc. and chief executive officer of AmeriPath, Inc. from July 2004 until May 2007. Mr. Steen served as president of the International Group of HCA, Inc. from 1995 until 1997 and as president of the Western Group of HCA from 1994 until 1995. Mr. Steen founded Medical Care International, Inc., a pioneer in the surgery center business, in 1982. Mr. Steen also serves as a director of Kinetic Concepts, Inc. Mr. Steen’s experience in the healthcare industry as well as his leadership of USPI and his role as a director since its founding provides the board with a deeper insight into the Company’s business, challenges and opportunities.

William H. Wilcox joined USPI as its president and a director in September 1998. Mr. Wilcox has served as USPI’s president and chief executive officer since April 2004 and is a member of the executive committee. Mr. Wilcox served as president and chief executive officer of United Dental Care, Inc. from 1996 until joining USPI. Mr. Wilcox served as president of the Surgery Group of HCA and president and chief executive officer of the Ambulatory Surgery Division of HCA from 1994 until 1996. Prior to that time, Mr. Wilcox served as the chief operating officer and a director of Medical Care International, Inc. Mr. Wilcox, through his intimate knowledge of the operational, financial and strategic development of USPI and his experience in the healthcare industry, provides the board with a valuable perspective into the opportunities and challenges facing the Company.

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

Philip A. Spencer joined USPI in July 2009. From November 2006 until joining USPI, Mr. Spencer served as President, Anatomic Pathology Services for AmeriPath, Inc. From November 2003 to November 2006, he served as Executive Vice President of Healthcare Sales and Marketing for LabOne, Inc. From December 2000 to November 2003, Mr. Spencer served as Vice President, Business Development for Laboratory Corporation of America.

Joel T. Allison has served on our board since March 2002. Mr. Allison has served as president and chief executive officer of Baylor since 2000 and served as its senior executive vice president from 1993 until 2000. Mr. Allison brings an important perspective to the board through his role in leading a major healthcare system and his familiarity with issues impacting physicians and the delivery of healthcare in the U.S.

Michael E. Donovan joined our board in April 2007 and serves as a member of the executive and audit and compliance committees. Mr. Donovan is currently a general partner at Welsh, Carson, Anderson & Stowe. Prior to joining Welsh Carson in 2001, Mr. Donovan worked at Windward Capital Partners and in the investment banking division at Merrill Lynch. He is a member of the board of directors of several private companies. Mr. Donovan’s experience in healthcare transactions and finance provides the board greater insight into the healthcare industry and financial strategy.

John C. Garrett, M.D. has served on our board since February 2001 and is a member of the audit and compliance committee. Dr. Garrett had been a director of OrthoLink Physicians Corporation, which was acquired by USPI in February 2001, since July 1997. Dr. Garrett founded Resurgens, P.C. in 1986, where he maintained a specialized orthopedics practice in arthroscopic and reconstructive knee surgery until his retirement in 2007. Dr. Garrett is a Fellow of the American Academy of Orthopedic Surgeons. The board benefits from Dr. Garrett’s knowledge of clinical and regulatory issues impacting our facilities and physician partners and his familiarity with USPI with which he has served as a director since 2001.

D. Scott Mackesy joined our board, executive committee and compensation committee in April 2007. Mr. Mackesy is a general partner of Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare industry and is a managing member of the general partner of Welsh, Carson, Anderson & Stowe X, L.P. Prior to joining Welsh Carson, Mr. Mackesy was a research analyst at Morgan Stanley Dean Witter, where he was responsible for coverage of the healthcare services industry. He is a member of the board of directors of several private companies. Mr. Mackesy, through his lengthy and broad focus on the healthcare industry, offers the board greater insight into industry dynamics as well as investment and acquisition strategies.

James Ken Newman has served on our board since May 2005 and is a member of the audit and compliance committee. Mr. Newman served as president and chief executive officer of Horizon Health Corporation from May 2003 until its sale in June 2007 and as chairman of the board from February 1992 until June 2007. From July 1989 until September 1997, he served as president of Horizon Health and from July 1989 until October 1998, he also served as chief executive officer of Horizon Health. Mr. Newman’s leadership and experience in the healthcare industry helps the board better assess the challenges and opportunities facing USPI.

Boone Powell, Jr. has served on our board since June 1999. Mr. Powell served as the chairman of Baylor until June 2001 and served as its president and chief executive officer from 1980 until 2000. Mr. Powell also serves as a director of US Oncology, Inc. Mr. Powell, through over a decade of experience with USPI, provides the board with a comprehensive knowledge of the Company and its structure and management team. In addition, his experience in overseeing the management of a major healthcare system gives him valuable insight into the competitive environment of the healthcare industry.

Paul B. Queally has served as a director of USPI since its inception in February 1998 and serves as the chairman of the compensation committee and a member of the executive committee. Mr. Queally is Co-President of Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare industry and is a managing member of the general partner of Welsh, Carson, Anderson & Stowe IX, L.P. Prior to joining Welsh Carson in 1996, Mr. Queally was a general partner at the Sprout Group, the private equity group of the former Donaldson, Lufkin & Jenrette. He is a member of the boards of directors of AGA Medical Corporation, Aptuit, Inc. and several private companies. Mr. Queally’s service on the boards of multiple private and public companies and his extensive experience in corporate transactions, including M&A, leveraged buyouts and private equity financing, provide the board with an important perspective in making strategic decisions.

Raymond A. Ranelli joined our board in May 2007 and serves as the chairman of the audit and compliance committee. Mr. Ranelli retired from PricewaterhouseCoopers in 2003 where he was a partner for over 20 years. Mr. Ranelli held several positions at PricewaterhouseCoopers including Vice Chairman and Global Leader of the Financial Advisory Services practice. Mr. Ranelli is also a director of United Vision Logistics, Ozburn-Hessey Logistics and Syniverse Technologies, Inc. Mr. Ranelli possesses in-depth, practical knowledge of financial and accounting principles, having served in the financial services sector for over 20 years and serving on other boards and committees. This background, along with his past experience as a certified public accountant, is important to his role as chairman of the audit and compliance committee.

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

Base Salary

Base salaries for our named executive officers are established based on the scope of their responsibilities and their prior relevant experience, taking into account competitive market compensation paid by other companies in our industry for similar positions and the overall market demand for such executives at the time of hire. A named executive officer’s base salary is also determined by reviewing the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy. Base salaries are reviewed annually and may be increased for merit reasons, based on the executive’s success in meeting or exceeding individual performance objectives. Additionally, we may adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities. For 2010, the compensation committee determined that the existing base salaries for the Company’s named executive officers when combined with the bonus opportunities available under the Company’s incentive programs were generally competitive for the healthcare industry and accordingly did not increase base salaries for any of the named executive officers. See “Employment Arrangements and Agreements.”

Annual Bonus

Our compensation program includes eligibility for an annual incentive cash bonus. The compensation committee assesses the level of the named executive officer’s achievement of meeting individual goals, as well as that officer’s contribution towards our long-term, Company-wide goals. The amount of the cash bonus depends primarily on the Company meeting budgeted EBITDA goals, with a target bonus for each named executive officer generally set as a percentage of base salary. Target bonuses for the named executive officers were set at 50% of base salary for 2010, except for Mr. Wilcox whose target bonus was set at 75% of base salary for 2010. Based on the Company’s EBITDA performance compared to budget in 2010, all named executive officers received a bonus of 25% of their base salaries.

EBITDA is not a measure defined under GAAP. The Company believes EBITDA is an important measure for purposes of assessing performance. EBITDA, which is computed by adding operating income plus depreciation and amortization and losses on deconsolidations, disposals and impairments, is commonly used as an analytical indicator within the healthcare industry and also serves as a measure of leverage capacity and debt service ability. EBITDA should not be considered as measures of financial performance under GAAP and EBITDA targets and the Company’s achievement of such targets should not be understood as management’s prediction of future performance or guidance to investors.

Long-Term Equity Incentives

We believe that equity-based awards allow us to reward named executive officers for their sustained contributions to the Company. We also believe that equity awards reward continued employment by a named executive officer, with an associated benefit to us of employee continuity and retention. We believe that equity awards provide management with a strong link to long-term corporate performance and the creation of stockholder value. The compensation committee has the authority to grant shares of restricted stock and options to purchase shares of certain classes of common and preferred equity securities of our Parent. The compensation committee does not award equity awards according to a prescribed formula or target. Instead, the compensation committee takes into account the individual’s position, scope of responsibility, ability to affect profits and the individual’s historic and recent performance and the value of the awards in relation to other elements of the individual executive’s total compensation. No equity awards were awarded in 2010. For a further description of the Company’s equity-based plan, see “Restricted Stock and Option Plan” below.

Termination Based Compensation

For payments due to our named executive officers upon termination, and the acceleration of vesting of equity-based awards in the event of a change of control under our new equity plan, see “Restricted Stock and Option Plan” and “Employment Arrangements and Agreements” below.

Other Benefits and Perquisites

We provide health and welfare benefits to our named executive officers that are available to all of the Company’s employees. Included in these benefits is a 401(k) plan that we maintain because we wish to encourage our employees to save a percentage of their cash compensation, through voluntary deferrals, for their eventual retirement. We match fifty percent of the first six percent of cash compensation contributed by individual employees subject to IRS limitations.

We also make available to our named executive officers certain perquisites and other benefits that we believe are reasonable and consistent with the perquisites that would be available to them at companies with whom we compete for experienced senior management. The primary perquisite we currently provide to named executive officers as well as certain other select members of the management team is access to a Deferred Compensation Plan (“DCP”) through which the individuals can voluntarily defer up to 75% of their base salary and 100% of their bonus. We match fifty percent of the first ten percent of compensation voluntarily deferred under this plan. Additionally, in 2010 we contributed $200,000 and $75,000 respectively to Messrs. Wilcox’s and Vernegaard’s DCP accounts.

Compensation Committee Report

The compensation committee of USPI has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee

Paul B. Queally, Chairman
D. Scott Mackesy

Summary Compensation Table for 2010

The following table sets forth the total remuneration paid by us for each of the last three fiscal years to the named executive officers.

								Change in
								Nonqualified
							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus		Awards(1)	Awards(1)	Compensation	Earnings	Compensation		Total

William H. Wilcox	2010	$600,000	$150,000	(2)	$—	$—	—	$147,624	$273,866	(3)	$1,171,490
President, Chief	2009	600,000	750,000	(2)	—	—	—	243,982	264,350	(3)	1,858,332
Executive Officer and	2008	600,000	540,000	(4)	—	—	—	(129,167)	251,275	(3)	1,262,108
Director
Brett P. Brodnax	2010	384,000	96,000	(5)	—	—	—	78,887	40,860	(3)	599,747
Executive Vice President	2009	384,000	288,000	(5)	—	—	—	129,867	38,050	(3)	839,917
and Chief Development	2008	379,167	230,000	(5)	—	—	—	(100,590)	32,702	(3)	541,279
Officer
Mark A. Kopser	2010	358,000	89,500	(2)	—	—	—	39,159	38,591	(3)	525,250
Executive Vice President	2009	358,000	268,500	(2)	—	—	—	81,803	35,546	(3)	743,849
and Chief Financial	2008	353,000	205,917	(2)	—	—	—	(92,177)	29,238	(3)	495,978
Officer
Philip A. Spencer	2010	325,000	81,250	(2)	—	—	—	3,505	23,600	(3)	433,355
Senior Vice President,	2009	139,167	104,375		380,000	—	—	—	2,505	(3)	626,047
Business Development	2008		—		—	—	—	—	—		—
Niels P. Vernegaard	2010	428,000	107,000	(2)	—	—	—	74,782	119,700	(3)	729,482
Executive Vice President	2009	428,000	321,000	(2)	—	—	—	91,422	116,039	(3)	956,461
and Chief Operating	2008	421,333	245,778	(2)	—	—	—	22,187	110,592	(3)	799,890
Officer

(1)	We account for the cost of stock-based compensation awarded under the 2007 Equity Incentive Plan adopted by our Parent under which the cost of equity awards to employees is measured by the aggregate grant date fair value of the awards on their grant date calculated in accordance with the FASB’s Accounting Standards Codification Topic 718. No forfeitures occurred during 2008, 2009 or 2010. The stock awards issued to Mr. Spencer in August 2009 were valued at $0.76 per share equal to the fair value per share of common stock as determined by the compensation committee. Assumptions used in calculation of these amounts are included in Note 14 to our consolidated audited financial statements for the fiscal year ended December 31, 2010, included in this Annual Report on Form 10-K.

(2)	Ninety percent of the amount shown was paid in cash and ten percent was deferred at our named executive officers’ election pursuant to USPI’s Deferred Compensation Plan (the “DCP”).

(3)	Includes discretionary contributions to the named executive officers’ DCP and matching contributions to the named executive officers’ DCP and 401(k) accounts as follows:

	Discretionary	Matching	Matching
	Contribution	Contribution	Contribution
	to DCP	401(k)	DCP

Mr. Wilcox
2010	$200,000	$7,350	$66,516
2009	200,000	7,350	57,000
2008	200,000	6,900	44,375
Mr. Brodnax
2010	—	7,350	33,510
2009	—	7,350	30,700
2008	—	6,900	25,433
Mr. Kopser
2010	—	7,350	31,241
2009	—	7,350	28,196
2008	—	6,900	24,024
Mr. Spencer
2010	—	7,350	16,250
2009	—	2,505	—
2008	—	—	—
Mr. Vernegaard
2010	75,000	7,350	37,350
2009	75,000	7,350	33,689
2008	75,000	6,900	28,692

(4)	Seventy-five percent of the amount shown was paid in cash and twenty-five percent was deferred at Mr. Wilcox’s election pursuant to the DCP.

(5)	Fifty percent of the amount shown was paid in cash and fifty percent was deferred at Mr. Brodnax’s election pursuant to the DCP.

Grant of Plan-Based Awards

No plan-based awards were granted to the named executive officers during 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by our named executive officers as of December 31, 2010.

	Stock Awards(1)
	Number of Shares		Fair Value of
	or Units of Stock		Shares or Units of
	that have not		Stock that have
Name	Vested		not Vested(2)

William H. Wilcox	2,968,750	(3)	$5,492,188
	495,536	(4)	916,742
Brett P. Brodnax	1,187,500	(3)	2,196,875
	275,853	(4)	510,328
Mark A. Kopser	1,062,500	(3)	1,965,625
	220,683	(4)	408,264
Philip A. Spencer	375,000	(5)	693,750
	—		—
Niels P. Vernegaard	1,062,500	(3)	1,965,625
	245,203	(4)	453,626

(1)	Upon consummation of the merger, our named executive officers received new stock awards under the 2007 Equity Incentive Plan.

(2)	Because there is no active trading market for our common stock, we rely on members of the compensation committee and Welsh Carson to determine in good faith the fair value of our common stock. As of December 31, 2010, this value was determined to be $1.85 per share of common stock. Neither USPI, USPI Holdings, Inc. nor USPI Group Holdings, Inc. has any class of equity securities registered under Section 12 of the Exchange Act.

(3)	The restrictions with respect to 20% of such shares will lapse on April 19, 2011. The restrictions with respect to the remaining shares will lapse on April 19, 2015; provided however, that such restrictions may lapse sooner if certain internal rate of return targets are met.

(4)	The restrictions with respect to such shares will lapse upon a change of control or other exit event provided that Welsh Carson shall have disposed of all of its shares of our Parent acquired in connection with the merger and received its cost basis in such shares plus a return of at least 100%.

(5)	The restrictions with respect to 33% of such shares will lapse on April 19, 2011. The restrictions with respect to the remaining shares will lapse on April 19, 2015; provided however, that such restrictions may lapse sooner if certain internal rate of return targets are met.

Option Exercises and Stock Values

The following table shows all stock options exercised during 2010 and the value realized upon exercise, and all stock awards vested during 2010 and the value realized upon vesting.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized
Name	Exercise	Exercise	Vesting	on Vesting(1)

William H. Wilcox	N/A	$—	593,750	$961,875
Brett P. Brodnax	N/A	—	237,500	384,750
Mark A. Kopser	N/A	—	212,500	344,250
Philip A. Spencer	N/A	—	125,000	202,500
Niels P. Vernegaard	N/A	—	212,500	344,250

(1)	Because there is no active trading market for our common stock, we rely on members of the compensation committee and Welsh Carson to determine in good faith the fair value of our common stock. As of April 19, 2010, this value was determined to be $1.62 per share of common stock. Neither USPI, USPI Holdings, Inc. nor USPI Group Holdings, Inc. has any class of equity securities registered under Section 12 of the Exchange Act.

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

Nonqualified Deferred Compensation

The following table shows certain information regarding the named executive officers’ DCP accounts as of December 31, 2010.

	2010 Activity				Aggregate
				Aggregate	Balance at
	Executive	USPI	Aggregate	Withdrawals/	December 31,
Name	Contribution	Contribution	Earnings	Distributions	2010

William H. Wilcox	$133,031	$266,516	$147,624	$600,033	$2,554,397
Brett P. Brodnax	181,500	33,510	78,887	230,246	725,530
Mark A. Kopser	62,482	31,241	39,159	130,840	375,969
Philip A. Spencer	32,500	16,250	3,505	—	52,255
Niels P. Vernegaard	74,699	112,350	74,782	—	1,015,544

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

Our board of directors designates those persons who are eligible to participate in the DCP. Currently, each of Messrs. Steen, Wilcox, Brodnax, Vernegaard, Kopser and Spencer are eligible to participate in the DCP. The DCP enables participants to defer all or a portion of their bonus in a calendar year and up to 75% of their base salary, typically by making a deferral election in the calendar year prior to the year in which the bonus relates or the annual salary is otherwise payable.

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

We have employment agreements with William H. Wilcox as President and Chief Executive Officer, Mark A. Kopser as Executive Vice President and Chief Financial Officer, Brett P. Brodnax as Executive Vice President and Chief Development Officer, Niels Vernegaard as Executive Vice President and Chief Operating Officer and Philip A. Spencer as Senior Vice President, Business Development.

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

The initial term of our employment agreements with Mark A. Kopser and Brett P. Brodnax was for one year from April 18, 2007 to April 18, 2008. Thereafter, each agreement automatically renews for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or the executive gives notice that it or he does not wish to extend the agreement. Mr. Kopser is paid a base salary of $358,000 per year and Mr. Brodnax, $384,000 per year, and each is subject to increase from time to time with the possibility of a bonus, determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Niels P. Vernegaard was for two years from April 18, 2007. Thereafter, Mr. Vernegaard’s employment agreement automatically renews for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or Mr. Vernegaard gives notice that it or he does not wish to extend the agreement. Mr. Vernegaard is paid a base salary of $428,000 per year, subject to increase from time to time with the possibility of a bonus determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Philip A. Spencer is for three years from July 29, 2009. Thereafter, Mr. Spencer’s employment agreement automatically renews for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or Mr. Spencer gives notice that it or he does not wish to extend the agreement. Mr. Spencer is paid a base salary of $325,000 per year, subject to increase from time to time with the possibility of a bonus determined by the compensation committee in its sole discretion.

Each of the employment agreements with our named executive officers also provides that if the executive is terminated for cause, or if he terminates his employment agreement without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of his termination. In addition, if we terminate the employment without cause or upon failure to renew his employment agreement, or if he terminates his employment for certain enumerated good reasons, we will (i) continue to pay him his base salary at the rate in effect on the date of his termination for twelve months (or, for Mr. Spencer, until July 29, 2012 if the date of termination occurs more than twelve months prior to July 29, 2012); (ii) continue his health insurance benefits for 12 months following his date of termination (24 months for Mr. Wilcox and, for Mr. Spencer, until July 29, 2012 if the date of termination occurs more than twelve months prior to July 29, 2012) or the economic equivalent thereof if such continuation is not permissible under the terms of our health insurance plan; and (iii) pay him a good faith estimate of the bonus he would have received had he remained employed through the end of the fiscal year in which his termination occurred (or, for Mr. Spencer, a good faith estimate of the bonus compensation he would have received until July 29, 2012, which shall be no less than fifty percent of his base salary on the date of termination, if his date of termination occurs more than twelve months prior to July 29, 2012). Our obligations set forth in items (i) to (iii) above are conditioned on the executive signing a release of claims and the continued performance of his continuing obligations under his employment agreement.

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

Potential Payments Upon Termination or Change of Control

The following table sets forth for each named executive officer potential post-employment payments and payments on a change in control and assumes that the triggering event took place on December 31, 2010.

	Cash					Accelerated
	Severance		Accrued			Vesting upon
Name	Payment		Bonus(1)(2)	Benefits(3)		Change of Control(4)

William H. Wilcox	$1,200,000	(5)	$150,000	$13,464	(5)	$6,408,930
Brett P. Brodnax	384,000	(6)	96,000	6,432	(6)	2,707,203
Mark A. Kopser	358,000	(6)	89,500	8,388	(6)	2,373,889
Philip A. Spencer	514,583	(7)	257,292	18,620	(7)	693,750
Niels P. Vernegaard	428,000	(6)	107,000	8,388	(6)	2,419,251

(1)	Amounts are based on the bonus amount paid with respect to 2010.

(2)	Amounts will be paid at such time as annual bonuses are payable to other executive and officers of USPI in accordance with USPI’s normal payroll practices.

(3)	Amounts consist of the cost to continue to pay such named executive officer’s health insurance benefits for the designated term or the economic equivalent thereof if such continuation is not permissible under the terms of the USPI’s health insurance plan.

(4)	Pursuant to the restricted stock award agreements with our named executive officers, all unvested restricted shares of our Parent’s common stock will vest in full upon a change of control if, as a result of such change of control, Welsh Carson shall have disposed of all of its shares of our Parent acquired in connection with the merger and received its cost basis in such shares plus a return of at least 100%. A change of control is not defined to include an initial public offering of our stock. In the event such restricted shares do not vest on such change of control, then such restricted shares shall be forfeited upon the closing of such change of control transaction. The results in this column are the result of multiplying the total possible number of restricted shares of our Parent’s common stock that vest upon a change of control by $1.85 per share. Because there is no active trading market for our common stock, we rely on members of the compensation committee and Welsh Carson to determine in good faith the fair value of our common stock. As of December 31, 2010, this value was determined to be $1.85 per share of common stock. Neither USPI, USPI Holdings, Inc. nor USPI Group Holdings, Inc. has any class of equity securities registered under Section 12 of the Exchange Act.

(5)	Amounts to be paid over twenty-four months.

(6)	Amounts to be paid over twelve months.

(7)	Amounts to be paid over nineteen months.

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

The following table sets forth the compensation paid to our non-employee directors in 2010.

2010 Non-Employee Director Compensation Table

	Fees Earned or	Stock	All Other
Name	Paid in Cash	Awards	Compensation	Total

Joel T. Allison	$—	$—	$—	$—
John C. Garrett, M.D.	39,750	—	—	39,750
James Ken Newman	39,750	—	—	39,750
Boone Powell, Jr.	33,750	—	—	33,750
Raymond A. Ranelli	59,750	—	—	59,750

Compensation Risk Assessment

At the request of the Compensation Committee, management conducted an assessment of the Company’s compensation plans to determine whether such plans encourage excessive or inappropriate risk taking by our employees. This assessment included a review of the risk characteristics of our business and the design of our compensation plans. Although a significant portion of our executive compensation program is performance-based, the Compensation Committee has focused on aligning the Company’s compensation plans with the long-term interests of the Company and its stockholders and avoiding rewards or incentive structures that could encourage unnecessary risks to the Company.

Management reported its findings from this assessment to the Compensation Committee. The Compensation Committee agreed that the Company’s compensation plans do not encourage excessive or inappropriate risk taking and are not reasonably likely to have a material, adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors consists of Messrs. Queally (Chairman) and Mackesy. None of such persons are officers or employees or former officers or employees of the Company. None of the executive officers of the Company served as a member of the compensation committee of any other company during 2010, except that Mr. Wilcox served on the compensation committee of Concentra, Inc. No officer or employee of Concentra, Inc. serves on our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

USPI does not issue any of its equity securities in conjunction with an equity compensation plan. See Item 11, “Executive Compensation- Restricted Stock and Option Plan,” for a discussion of Parent’s equity compensation plan.

All of the issued and outstanding stock of USPI is owned by Holdings, which in turn is wholly-owned by Parent. The following table sets forth information as of February 25, 2011, with respect to the beneficial ownership of the capital stock of our Parent by (i) our chief executive officer and each of the other named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our Parent’s outstanding capital stock.

			Participating	Percent of
	Common	Percent of	Preferred	Outstanding
	Shares	Outstanding	Shares	Participating
	Beneficially	Common	Beneficially	Preferred
Name of Beneficial Owner(1)	Owned	Shares	Owned	Shares

Welsh, Carson, Anderson & Stowe(2)	136,448,356	86.4%	17,326,775	96.3%
California State Teacher’s Retirement System(3)	22,183,099	14.0%	2,816,901	15.7%
CPP Investment Board (USRE II) Inc.(4)	26,619,718	16.8%	3,380,282	18.8%
Silvertech Investment PTE Ltd(5)	8,873,239	5.6%	1,126,761	6.3%
Donald E. Steen(6)	1,421,127	*	78,873	*
William H. Wilcox(7)	6,488,790	4.1%	157,746	*
Brett P. Brodnax(8)	2,388,811	1.5%	27,042	*
Mark A. Kopser(9)	2,364,345	1.5%	56,338	*
Niels P. Vernegaard(10)	2,007,194	1.3%	7,872	*
Philip A. Spencer(11)	500,000	*	—	*
Joel T. Allison	—	—	—	—
Michael E. Donovan(12)(13)	40,000	*	—	—
John C. Garrett, M.D.(13)	173,095	*	16,901	*
D. Scott Mackesy(12)(13)	40,000	*	—	—
James K. Newman(13)	217,463	*	22,535	*
Boone Powell, Jr.(13)	111,001	*	9,016	*
Paul B. Queally (12)(14)	215,457	*	22,281	*
Raymond A. Ranelli(13)	95,448	*	7,435	*
All directors and executive officers as a group(15)	16,380,659	10.3%	411,673	2.3%

*	Less than one percent

(1)	Unless otherwise indicated, the principal executive offices of each of the beneficial owners identified are located at 15305 Dallas Parkway, Suite 1600, Addison, Texas 77001.

(2)	Represents (A) 54,671,610 common shares and 6,942,423 participating preferred shares held by Welsh Carson over which Welsh Carson has sole voting and investment power, (B) 25,200 common shares and 3,200 participating preferred shares held by WCAS Management Corporation, an affiliate of Welsh Carson, over which WCAS Management Corporation has sole voting and investment power, (C) an aggregate 1,462,785 common shares and 185,752 participating preferred over which individuals who are general partners of WCAS X Associates LLC, the sole general partner of Welsh Carson, and/or otherwise employed by an affiliate of Welsh, Carson, Anderson & Stowe have voting and investment power, and (D) an aggregate 80,288,761 common shares and 10,195,400 participating preferred shares held by other co-investors, over which Welsh Carson has sole voting power. WCAS X Associates LLC, the sole general partner of Welsh Carson and the individuals who serve as general partners of WCAS X Associates LLC, including D. Scott Mackesy, Paul B. Queally and Michael E. Donovan, may be deemed to beneficially own the shares beneficially owned by Welsh Carson. Such persons disclaim beneficial ownership of such shares. The principal executive offices of Welsh, Carson, Anderson & Stowe are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

(3)	Such beneficial owner has granted to Welsh Carson sole voting power over its shares. The principal executive offices of such beneficial owner is 7667 Folsom Blvd., Suite 250, Sacramento, California 95826.

(4)	Such beneficial owner has granted to Welsh Carson sole voting power over its shares. The principal executive offices of such beneficial owner is One Queen Street East, Suite 2600, Toronto, Ontario, M5C 2W5, Canada.

(5)	Such beneficial owner has granted to Welsh Carson sole voting power over its shares. The principal executive offices of such beneficial owner is 255 Shoreline Drive, Suite 600, Redwood City, California 94065.

(6)	Includes 100,000 common shares owned by the Michelle Ann Steen Trust and 100,000 common shares owned by the Marcus Anthony Steen Trust for which, in each case, Mr. Steen acts as a trustee and has voting and investment power over such shares. Such shares are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger. Also included are another 600,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger.

(7)	Includes 5,246,536 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger.

(8)	Includes 2,175,853 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger.

(9)	Includes 1,920,683 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger.

(10)	Includes 1,945,203 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger.

(11)	Includes 500,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of initial employment with USPI.

(12)	Does not include (A) 54,671,610 common shares or 6,942,423 participating preferred shares owned by Welsh Carson, or (B) 25,200 common shares or 3,200 participating preferred shares owned by WCAS Management Corporation. Messrs Queally, Mackesy and Donovan, as general partners of WCAS X Associates LLC, the sole general partner of Welsh Carson, and officers of WCAS Management Corporation, may be deemed to beneficially own the shares beneficially owned by Welsh Carson and WCAS Management Corporation. Each of Messrs Queally, Mackesy and Donovan disclaims beneficial ownership of such shares. The principal executive offices of Messrs Queally, Mackesy and Donovan are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

(13)	Includes 40,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement.

(14)	Includes (A) an aggregate 3,090 common shares and 393 preferred shares owned by certain trusts established for the benefit of Mr. Queally’s children for which, in each case, Mr. Queally acts as a trustee and has voting and investment power over such shares and (B) 40,000 common shares which are subject to restrictions on transfer set forth in a restricted stock awards agreement.

(15)	Does not include (A) 54,671,610 common shares or 6,942,423 participating preferred shares owned by Welsh Carson, or (B) 25,200 common shares or 3,200 participating preferred shares owned by WCAS Management Corporation. Includes an aggregate 12,361,836 common shares which are subject to restrictions on transfer set forth in restricted stock award agreements entered into at the time of the consummation of the merger.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Other Arrangements

We have entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3% to 8%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $52.1 million, $45.2 million, and $39.1 million in 2010, 2009 and 2008, respectively, and are included in management and contract service revenue in our consolidated statements of income.

We regularly engage in purchases and sales of ownership interests in our facilities. We operate 27 surgical facilities in partnership with the Baylor Health Care System (Baylor) and local physicians in the Dallas/Fort Worth area. Baylor’s Chief Executive Officer is a member of our board of directors. The following table summarizes transactions with Baylor during 2009 and 2008. We had no such transactions in 2010. We believe that the sale prices were approximately the same as if they had been negotiated on an arms’ length basis, and the prices equaled the value assigned by an external appraiser who valued the businesses immediately prior to the sale.

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

Additionally, we derived 2% of our revenues and approximately 45% of our equity in earnings of unconsolidated affiliates in 2010 from our joint venture with Baylor.

Marc Steen, the son of Donald E. Steen, is employed by USPI as the market president for Atlanta. During 2010, Marc Steen earned approximately $230,300 in salary and bonus.

USPI does not have a written policy on related party transactions, however, the audit and compliance committee will review and approve all related party transactions required to be reported pursuant to item 404(a) of Regulation S-X.

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

The following table shows the aggregate fees billed by KPMG LLP, our independent registered public accounting firm, during the years ended December 31, 2010 and 2009:

Description of Fees	2010	2009

Audit Fees(1)	$1,489,640	$1,331,900
Audit Related Fees(2)	—	41,995
Tax Fees(3)	—	—
All Other Fees(4)	332,250	198,000

	$1,821,890	$1,571,895

(1)	Audit Fees. Includes fees billed for professional services rendered for the audit of our annual financial statements included in our Form 10-K, reviews of our quarterly financial statements included in Forms 10-Q, audits of subsidiaries, reviews of our other filings with the SEC, and other research work necessary to comply with generally accepted accounting standards for the years ended December 31, 2010 and 2009.

(2)	Audit Related Fees. Includes fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include other accounting and reporting consultations.

(3)	Tax Fees. Includes fees billed for tax compliance, tax advice, and tax planning.

(4)	All Other Fees. Includes fees billed for assistance with preparation of Medicare cost reports and due diligence procedures on potential acquisitions.

The charter of our audit and compliance committee provides that the committee must approve in advance all audit and non-audit services provided by KPMG LLP. The audit and compliance committee approved all of these services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements are filed as part of this Form 10-K:

Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-3
Consolidated Statements of income	F-4
Consolidated Statements of Comprehensive Income (Loss)	F-5
Consolidated Statements of Changes in Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8
(2) Financial Statement Schedule — Schedule II	S-1
(3) The following consolidated financial statements of Texas Health Ventures Group, L.L.C. and Subsidiaries are presented pursuant to Rule 3-09 of Regulation S-X:
Report of PricewaterhouseCoopers LLP, Independent Auditors	3
Consolidated Balance Sheets as of June 30, 2010 and 2009	4
Consolidated Statements of Income for the years ended June 30, 2010 and 2009	5
Consolidated Statements of Changes in Equity for the years ended June 30, 2010 and 2009	6
Consolidated Statements of Cash Flows for the years ended June 30, 2010 and 2009	7
Notes to Consolidated Financial Statements	8
Report of PricewaterhouseCoopers LLP, Independent Auditors	23
Report of Ernst & Young LLP, Independent Auditors	24
Consolidated Balance Sheets as of June 30, 2009 and 2008	25
Consolidated Statements of Income for the years ended June 30, 2009 and 2008	26
Consolidated Statements of Members’ Equity for the years ended June 30, 2009 and 2008	27
Consolidated Statements of Cash Flows for the years ended June 30, 2009 and 2008	28
Notes to Consolidated Financial Statements	29
(4) Exhibits	IV-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
United Surgical Partners International, Inc.:

We have audited the accompanying consolidated balance sheets of United Surgical Partners International, Inc. (the Company) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for each of the years in the three year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Surgical Partners International, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Dallas, Texas
February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
United Surgical Partners International, Inc.:

We have audited United Surgical Partners International, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Surgical Partners International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, United Surgical Partners International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

United Surgical Partners International, Inc. acquired several subsidiaries and equity method investments during 2010, and management excluded from its assessment of the effectiveness of United Surgical Partners International, Inc.’s internal control over financial reporting as of December 31, 2010, the Company’s internal control over financial reporting associated with total assets of $69.4 million and $3.9 million of revenues included in the consolidated financial statements of United Surgical Partners International, Inc. and subsidiaries as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of United Surgical Partners International, Inc. also excluded an evaluation of the internal control over financial reporting of those subsidiaries and equity method investments which are listed below:

•	HealthMark Partners, Inc.

•	USP Denver, Inc. (Investment in Flatirons Surgery Center, LLC)

•	USP Houston, Inc. (Investments in Memorial Hermann Endoscopy & Surgery Center North Houston, LLC; Memorial Hermann Surgery Center Woodlands Parkway, LLC and Memorial Hermann Surgery Center Memorial City, LLC)

•	USP Gateway, Inc.

•	USP North Texas, Inc. (Investments in Metrocrest Surgery Center, LP; Baylor Surgicare of Duncanville, LLC; Tuscan Surgery Center at Las Colinas, LLC; and Lone Star Endoscopy, LLC)

•	USP Sacramento, Inc. (Investment in Grass Valley Outpatient Surgery Center, LP)

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for each of the years in the three year period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Dallas, Texas
February 25, 2011

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
	(In thousands,
	except share amounts)

ASSETS
Cash and cash equivalents (Note 1)	$60,253	$34,890
Accounts receivable, net of allowance for doubtful accounts of $7,481 and $8,160, respectively	50,082	54,237
Other receivables (Note 6)	15,242	15,246
Inventories of supplies	9,191	8,789
Deferred tax asset, net (Note 13)	14,961	16,400
Prepaids and other current assets	14,682	14,382

Total current assets	164,411	143,944
Property and equipment, net (Note 7)	202,260	198,506
Investments in unconsolidated affiliates (Note 3)	393,561	355,499
Goodwill (Note 8)	1,268,663	1,279,291
Intangible assets, net (Note 8)	319,213	322,896
Other assets	24,631	25,256

Total assets	$2,372,739	$2,325,392

LIABILITIES AND EQUITY
Accounts payable	$23,488	$23,475
Accrued salaries and benefits	26,153	33,015
Due to affiliates	116,104	129,296
Accrued interest	8,714	8,784
Current portion of long-term debt (Note 9)	22,386	23,337
Other current liabilities	67,815	39,053

Total current liabilities	264,660	256,960
Long-term debt, less current portion (Note 9)	1,047,440	1,048,191
Other long-term liabilities	26,615	32,466
Deferred tax liability, net (Note 13)	131,205	125,907

Total liabilities	1,469,920	1,463,524
Noncontrolling interests — redeemable (Note 4)	81,668	63,865
Commitments and contingencies (Notes 4 and 16)
Equity (Note 14):
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	784,573	789,505
Accumulated other comprehensive loss, net of tax	(66,351)	(58,845)
Retained earnings	68,535	27,292

Total USPI stockholder’s equity	786,757	757,952
Noncontrolling interests — nonredeemable (Note 4)	34,394	40,051

Total equity	821,151	798,003

Total liabilities and equity	$2,372,739	$2,325,392

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
		(In thousands)

Revenues:
Net patient service revenues	$504,765	$523,899	$554,350
Management and contract service revenues	64,838	58,326	53,027
Other revenues	7,062	11,250	7,721

Total revenues	576,665	593,475	615,098
Equity in earnings of unconsolidated affiliates	69,916	61,771	47,042
Operating expenses:
Salaries, benefits, and other employee costs	156,213	160,278	170,805
Medical services and supplies	97,940	99,510	109,739
Other operating expenses	99,075	89,347	101,846
General and administrative expenses	38,202	38,769	40,155
Provision for doubtful accounts	8,458	8,720	7,359
Losses on deconsolidations, disposals and impairments (Notes 2 and 8)	6,378	29,162	1,827
Depreciation and amortization	29,799	31,165	32,305

Total operating expenses	436,065	456,951	464,036

Operating income	210,516	198,295	198,104
Interest income	798	2,741	3,278
Interest expense	(70,038)	(70,353)	(84,916)
Other, net	708	373	32

Total other expense, net	(68,532)	(67,239)	(81,606)

Income from continuing operations before income taxes	141,984	131,056	116,498
Income tax benefit (expense) (Note 13)	(32,328)	879	(22,667)

Income from continuing operations	109,656	131,935	93,831
Discontinued operations, net of tax (Note 2):
Income (loss) from discontinued operations	(221)	1,453	(554)
Loss on disposal of discontinued operations	(6,782)	—	(625)

Total earnings (loss) from discontinued operations	(7,003)	1,453	(1,179)

Net income	102,653	133,388	92,652
Less: Net income attributable to noncontrolling interests	(60,560)	(63,722)	(55,138)

Net income attributable to USPI’s common stockholder	$42,093	$69,666	$37,514

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$49,123	$68,023	$38,488
Earnings (loss) from discontinued operations, net of tax	(7,030)	1,643	(974)

Net income attributable to USPI’s common stockholder	$42,093	$69,666	$37,514

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
		(In thousands)

Net income	$102,653	$133,388	$92,652
Other comprehensive income (loss):
Foreign currency translation adjustments	(11,638)	21,967	(71,790)
Unrealized gain (loss) on interest rate swaps, net of tax	3,408	3,894	(10,051)
Pension adjustments, net of tax	724	(698)	(682)

Total other comprehensive income (loss)	(7,506)	25,163	(82,523)

Comprehensive income	95,147	158,551	10,129
Less: Comprehensive income attributable to noncontrolling interests	(60,560)	(63,722)	(55,138)

Comprehensive income (loss) attributable to USPI’s common stockholder	$34,587	$94,829	$(45,009)

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

		USPI Common Stockholder
						Accumulated
					Additional	Other		Noncontrolling
		Comprehensive	Outstanding		Paid-in	Comprehensive	Retained	Interests —
	Total	Income (Loss)	Shares	Par Value	Capital	Income (Loss)	Earnings	Nonredeemable
			(In thousands, except share amounts)

Balance, December 31, 2007	$837,100		100	$—	$799,562	$(1,485)	$8,729	$30,294
Distributions to noncontrolling interests	(5,112)		—	—	—	—	—	(5,112)
Purchases and sales of noncontrolling interests, net and other	14,359		—	—	—	—	—	14,359
Contribution related to equity award grants by USPI Group Holdings, Inc.	2,340		—	—	2,340	—	—	—
Comprehensive income (loss):
Net income	40,053	$37,514	—	—	—	—	37,514	2,539
Other comprehensive loss:
Foreign currency translation adjustments	(71,790)	(71,790)	—	—	—	(71,790)	—	—
Unrealized loss on interest rate swaps, net of tax	(10,051)	(10,051)	—	—	—	(10,051)	—	—
Pension liability adjustment, net of tax	(682)	(682)	—	—	—	(682)	—	—

Other comprehensive loss	(82,523)	(82,523)	—	—	—	—	—	—

Comprehensive loss	(42,470)	$(45,009)	—	—	—	—	—	2,539

Balance, December 31, 2008	806,217		100	—	801,902	(84,008)	46,243	42,080
Distributions to noncontrolling interests	(5,749)		—	—	—	—	—	(5,749)
Purchases of noncontrolling interests	(3,814)		—	—	(8,411)	—	—	4,597
Sales of noncontrolling interests	(6,062)		—	—	(5,922)	—	—	(140)
Deconsolidation of subsidiaries	(6,682)		—	—	—	—	—	(6,682)
Payment of common stock dividend	(88,617)		—	—	—	—	(88,617)	—
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	1,936		—	—	1,936	—	—	—
Comprehensive income (loss):
Net income	75,611	$69,666	—	—	—	—	69,666	5,945
Other comprehensive income:
Foreign currency translation adjustments	21,967	21,967	—	—	—	21,967	—	—
Unrealized gain on interest rate swaps, net of tax	3,894	3,894	—	—	—	3,894	—	—
Pension liability adjustment, net of tax	(698)	(698)	—	—	—	(698)	—	—

Other comprehensive income	25,163	25,163	—	—	—	—	—	—

Comprehensive income	100,774	$94,829	—	—	—	—	—	5,945

Balance, December 31, 2009	798,003		100	—	789,505	(58,845)	27,292	40,051
Distributions to noncontrolling interests	(5,710)		—	—	—	—	—	(5,710)
Purchases of noncontrolling interests	(123)		—	—	(452)	—	—	329
Sales of noncontrolling interests	(6,096)		—	—	(6,774)	—	—	678
Deconsolidation of subsidiaries	(6,621)		—	—	—	—	—	(6,621)
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	2,294		—	—	2,294	—	—	—
Dividend to USPI Holdings, Inc/USPI Group Holdings, Inc.	(850)		—	—	—	—	(850)	—
Comprehensive income (loss):
Net income	47,760	$42,093	—	—	—	—	42,093	5,667
Other comprehensive income:
Foreign currency translation adjustments	(11,638)	(11,638)	—	—	—	(11,638)	—	—
Unrealized gain on interest rate swaps, net of tax	3,408	3,408	—	—	—	3,408	—	—
Pension liability adjustment, net of tax	724	724	—	—	—	724	—	—

Other comprehensive loss	(7,506)	(7,506)	—	—	—	—	—	—

Comprehensive income	40,254	$34,587	—	—	—	—	—	5,667

Balance, December 31, 2010	$821,151		100	$—	$784,573	$(66,351)	$68,535	$34,394

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$102,653	$133,388	$92,652
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	7,003	(1,453)	1,179
Provision for doubtful accounts	8,458	8,720	7,359
Depreciation and amortization	29,799	31,165	32,305
Amortization of debt issue costs and discount	3,348	3,337	2,860
Deferred income taxes	8,290	(10,401)	14,214
Loss on deconsolidations, disposals and impairments	6,378	29,162	1,827
Equity in earnings of unconsolidated affiliates, net of distributions received	1,265	(6,951)	(8,591)
Equity-based compensation	1,694	1,695	1,785
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(5,416)	(7,780)	(9,332)
Other receivables	(3,304)	(1,491)	(8,347)
Inventories of supplies, prepaids and other assets	4,386	(3,607)	7,921
Accounts payable and other current liabilities	1,545	2,561	7,157
Other long-term liabilities	2,965	2,265	(870)

Net cash provided by operating activities	169,064	180,610	142,119

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(83,676)	(59,549)	(76,450)
Proceeds from sales of businesses and equity interests, net	50,377	22	12,151
Purchases of property and equipment	(40,035)	(29,704)	(30,689)
Returns of capital from unconsolidated affiliates	1,193	2,894	3,039
Decrease (increase) in deposits and notes receivable	101	508	(8,914)

Net cash used in investing activities	(72,040)	(85,829)	(100,863)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	38,974	5,600	45,090
Payments on long-term debt	(40,126)	(25,670)	(26,914)
Net equity contribution from USPI Group Holdings, Inc.	72	(39)	40
(Purchases) sales of noncontrolling interests, net	1,086	(2,067)	(26,430)
Payment of common stock dividend	(850)	(88,617)	—
(Decrease) increase in cash held on behalf of unconsolidated affiliates	(14,166)	63,101	(5,440)
Distributions to noncontrolling interests	(58,989)	(63,555)	(56,514)

Net cash used in financing activities	(73,999)	(111,247)	(70,168)

Cash flows of discontinued operations:
Operating cash flows	4,339	4,602	3,627
Investing cash flows	(1,471)	(2,099)	(550)
Financing cash flows	(699)	(778)	(1,439)

Net cash provided by discontinued operations	2,169	1,725	1,638

Effect of exchange rate changes on cash	169	196	(49)

Net (decrease) increase in cash and cash equivalents	25,363	(14,545)	(27,323)
Cash and cash equivalents at beginning of period	34,890	49,435	76,758

Cash and cash equivalents at end of period	$60,253	$34,890	$49,435

Supplemental information:
Interest paid, net of amounts capitalized	$69,331	$70,920	$86,025
Income taxes (refund received) paid, net	16,955	8,060	(1,906)
Non-cash transactions:
Assets acquired under capital lease obligations	$13,481	$2,985	$1,966
Receipt of note receivable for sale of noncontrolling interest	—	—	601

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

(1)	Summary of Significant Accounting Policies and Practices

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of ambulatory surgery centers, surgical hospitals and related businesses in the United States and Europe. At December 31, 2010 the Company, headquartered in Dallas, Texas, operated 189 short-stay surgical facilities. Of these 189 facilities, the Company consolidates the results of 58, accounts for 130 under the equity method and operates the remaining facility under a services and management contract. The Company operates in two countries, with 185 of its 189 facilities located in the United States of America; the remaining four facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At December 31, 2010, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 132 of the Company’s 185 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

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

The Company had publicly traded equity securities from June 2001 through April 2007. Pursuant to an Agreement and Plan of Merger (the merger) dated as of January 7, 2007, between an affiliate of Welsh, Carson, Anderson & Stowe X, L.P. (Welsh Carson), the Company became a wholly owned subsidiary of USPI Holdings, Inc. on April 19, 2007. USPI Holdings is a wholly owned subsidiary of USPI Group Holdings, Inc. (Parent), which is owned by an investor group that includes affiliates of Welsh Carson, members of the Company’s management and other investors.

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

The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights. At December 31, 2010 and 2009, the Company consolidated one and two such entities, respectively (Note 5).

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

(e)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original or remaining maturities of three months or less to be cash equivalents. Cash and cash equivalents at times may exceed the FDIC limits. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

The Company’s wholly-owned insurance subsidiary maintains certain balances in cash and cash equivalents that are used in connection with its retained professional and general liability risks and are not designated for general corporate purposes. At December 31, 2010 and 2009, these cash and cash equivalents balances were $6.0 million and $2.9 million, respectively.

(f)	Inventories of Supplies

Inventories of supplies are stated at cost, which approximates market, and are expensed as used.

(g)	Property and Equipment

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

(h)	Goodwill and Intangible Assets

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

(i)	Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. In the event of impairment, measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimates of future discounted cash flows using market participant assumptions with respect to the use and ultimate disposition of the asset.

(j)	Fair Value Measurements

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

(k)	Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments at fair value and records the value on its consolidated balance sheet as an asset or liability. The Company does not engage in derivative instruments for speculative purposes. Because the Company’s current derivatives (interest rate swaps) qualify for hedge accounting, gains or losses resulting from changes in the values of the Company’s derivatives are reported in accumulated other comprehensive income (loss), a separate component of equity (Note 10).

(l)	Revenue Recognition

Revenues consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less allowances and discounts, principally for patients covered under contractual programs with private insurance companies. The Company derives approximately 70% of its net patient service revenues from private insurance payors, approximately 15% from governmental payors and approximately 15% from self-pay and other payors. Amounts are recognized as services are provided.

With respect to management and contract service revenues, amounts are also recognized as services are provided. The Company is party to agreements with certain surgical facilities, hospitals and physician practices to provide management services. As compensation for these services each month, the Company charges the managed entities management fees which are either fixed in amount or represent a fixed percentage of each entity’s earnings, typically defined as net revenue less a provision for doubtful accounts or operating income. In many cases the Company also holds equity ownership in these entities (Note 12). Amounts charged to consolidated facilities eliminate in consolidation.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(m)	Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations in which the Company operates. The Company provides for bad debts principally based upon the aging of accounts receivable and uses specific identification to write off amounts against its allowance for doubtful accounts. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2010 and 2009. The Company has a risk of incurring losses if such allowances are not adequate.

(n)	Investments and Equity in Earnings of Unconsolidated Affiliates

Investments in unconsolidated companies in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. The Company’s ownership in these entities range from 5% to 69%. Certain investments in unconsolidated companies in which the Company owns a majority interest are not consolidated due to the substantive participating rights of the minority owners.

These investments are included as investments in unconsolidated affiliates in the accompanying consolidated balance sheets. The carrying amounts of these investments are greater than the Company’s equity in the underlying net assets of many of these companies due in part to goodwill, which is not subject to amortization. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary.

Equity in earnings of unconsolidated affiliates consists of the Company’s share of the profits or losses generated from its noncontrolling equity investments in 130 surgical facilities. Because these operations are central to the Company’s business strategy, equity in earnings of unconsolidated affiliates is classified as a component of operating income in the accompanying consolidated statements of income. The Company has contracts to manage these facilities, which results in the Company having an active role in the operations of these facilities and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities.

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

(2)	Discontinued Operations and Other Dispositions

Sales of consolidated subsidiaries in which the Company has no continuing involvement are classified as discontinued operations, as are consolidated subsidiaries that are held for sale. The gains or losses on these transactions are classified within discontinued operations in our consolidated statements of income. Also, the Company has reclassified its historical results of operations to remove the operations of these entities from its revenues and expenses, collapsing the net income or loss from these operations into a single line within discontinued operations.

Discontinued operations are as follows :

Date	Facility Location	Proceeds	Gain (Loss)

December 2010	Nashville, Tennessee(1)	$32.5 million	$2.8 million
December 2010	Orlando, Florida	—	(2.0 million	)
December 2010	Templeton, California(2)	—	(1.9 million	)
December 2010	Houston, Texas(2)	—	(0.2 million	)

Total		$32.5 million	$(1.3 million	)

June 2008	Cleveland, Ohio	$1.6 million	$(1.0 million	)

(1)	The Company sold an endoscopy service business that was based in Nashville, Tennessee.

(2)	These investments were written down to estimated fair value less costs to sell at December 31, 2010, and were sold at amounts approximating these estimated values in February 2011. The assets and liabilities of these entities were not material.

The table below summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Revenues	$29,180	$28,889	$30,234
Income (loss) from discontinued operations before income taxes	$(340)	$2,235	$(853)
Income tax (expense) benefit	119	(782)	299

Income (loss) from discontinued operations	$(221)	$1,453	$(554)

Loss on disposal of discontinued operations before income taxes	$(1,332)	$—	$(963)
Income tax (expense) benefit	(5,450)	—	338

Total loss from disposal of discontinued operations	$(6,782)	$—	$(625)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Equity method investments that are sold do not represent discontinued operations under GAAP. During 2009 and 2008, the Company completed sales of investments in ten facilities operated through unconsolidated affiliates, including its equity ownership in these entities as well as the related rights to manage the facilities. The Company did not sell any equity method investments during 2010. Gains and losses on the disposals of these investments are classified within “Losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income. These transactions are summarized below:

Date	Facility Location	Proceeds (Costs)		Loss

December 2009	Oxnard, California	$0.3 million		$(0.3 million	)
December 2009	Baton Rouge, Louisiana(1)	(5.1 million	)	(8.2 million	)
September 2009	San Antonio, Texas	—		(2.6 million	)
July 2009	Cleveland, Ohio(2)	1.0 million		—
February 2009	Las Cruces, New Mexico	—		—
February 2009	East Brunswick, New Jersey	0.7 million		(2.6 million	)

Total		$(3.1 million	)	$(13.7 million	)

July 2008	Manitowoc, Wisconsin	$0.8 million		$—
July 2008	Orlando, Florida	0.5 million		(0.4 million	)
April 2008	Los Angeles, California	—		—
February 2008	Sarasota, Florida	0.5 million		—

Total		$1.8 million		$(0.4 million	)

(1)	The Company paid $5.1 million to settle contingent liabilities in conjunction with the sale of this center. Such amount was expensed and included in “Losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income.

(2)	The Company financed the entire purchase price with the buyer and has a security interest in the facility’s assets until the note is collected, which is due in 2011. As a result, the Company deferred the recognition of the gain, which is estimated at $0.6 million.

The Company from time to time surrenders control of an entity but retains a noncontrolling interest (classified within “investments in unconsolidated affiliates”). These types of transactions result in a gain or loss, computed as the difference between (a) the sales proceeds and fair value of the retained investment and (b) the Company’s carrying value of the investment prior to the transaction. Gains or losses for such transactions are classified within “Losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income. The Company’s continuing involvement as an equity method investor and manager of the facilities precludes classification of these transactions as discontinued operations. Fair values for the retained noncontrolling interests are estimated based on market multiples and discounted cash flow models which have been derived from the Company’s experience in acquiring surgical facilities and third party valuations it has obtained with respect to such transactions.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the years ended December 31, 2010, 2009, and 2008, the Company surrendered control of, but retained an equity method investment in, ten entities as summarized below:

Effective Date	Facility Location	Proceeds	Gain (Loss)

December 2010	Phoenix, Arizona(1)	$0.6 million	$(1.5 million)
December 2010	Dallas, Texas(2)	—	1.6 million

Total		$0.6 million	$0.1 million

December 2009	Dallas, Texas(3)	$1.2 million	$0.3 million
July 2009	Oklahoma City, Oklahoma(4)	0.2 million	0.1 million
March 2009	Phoenix, Arizona(5)	0.1 million	(8.2) million

Total		$1.5 million	$(7.8 million)

July 2008	Beaumont, Texas	$1.2 million	$(0.5 million)
June 2008	Dallas, Texas(6)	2.3 million	(0.9 million)
June 2008	Houston, Texas(7)	0.6 million	—
March 2008	Redding, California(8)	1.7 million	—

Total		$5.8 million	$(1.4 million)

(1)	A hospital partner acquired a portion of the Company’s interest in this facility and shares control of the facility with the Company.

(2)	The Company previously controlled this facility but now shares control with physicians due to a change in the entity’s governing documents.

(3)	A controlling interest in a facility was sold to a hospital partner as part of the Company’s strategy for partnering with this hospital system. The Company recorded a net gain of $0.3 million on the sale and deconsolidation of the facility. The gain is comprised of a $1.4 million gain related to the remeasurement of the Company’s retained interest to fair value, offset by a loss of $1.1 million, the amount by which the carrying value of the investment exceeded the proceeds received. This hospital system is a related party (Note 12).

(4)	The Company and other owners of a facility consolidated by the Company agreed to merge the facility into another entity in which the Company holds an investment accounted for under the equity method. The Company recorded a gain of $0.1 million on the sale and deconsolidation of the facility.

(5)	A controlling interest in an entity was sold to a hospital partner as part of the Company’s strategy for partnering with this hospital system. The hospital partner already had a 49% ownership interest in this entity, which owns and manages two surgical facilities, and through the transaction acquired an additional 1.1% interest. The $8.2 million loss was primarily related to the revaluation of the Company’s remaining investment in the entity to fair value.

(6)	The hospital partner already had an ownership interest in the facility and acquired a controlling interest from the Company in this transaction. Additionally, this hospital partner is a related party (Note 12).

(7)	Because the Company is considered the primary beneficiary of this entity, the Company consolidates the entity to which it transferred its interest in the facility, and accordingly continues to consolidate the facility’s operating results. The sales price of $0.6 million was paid in the form of a note receivable from the buyer.

(8)	The Company sold a controlling interest in two facilities and received a noncontrolling interest in a third facility in Redding.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(3)	Business Combinations and Investments in Unconsolidated Affiliates

The Company acquires interests in existing surgery centers from third parties and invests in new facilities that it develops in partnership with hospital partners and local physicians. Some of these transactions result in the Company controlling the acquired entity and meet the GAAP definition of a business combination. The financial results of the acquired entities are included in the Company’s consolidated financial statements beginning on the acquisition’s effective closing date. The adjustments to arrive at pro forma operating results for these acquisitions are not material.

During the year ended December 31, 2010, the Company obtained control of the following entities:

Effective Date	Facility Location	Amount

Investments
May 2010	St. Louis, Missouri(1)	$4.6 million
October 2010	Houston, Texas(2)	2.4 million
November 2010	Various(3)	31.1 million
December 2010	Houston, Texas(2)	9.0 million
December 2010	Reading, Pennsylvania(4)	1.1 million

Total		$48.2 million

(1)	Acquisition of a noncontrolling interest in and right to manage a surgical facility in which the Company previously had no involvement. This facility is jointly owned with local physicians.

(2)	Acquisition of a controlling interest in and right to manage a surgical facility in which the Company previously had no involvement. The remainder of this facility is owned by a hospital partner and local physicians.

(3)	As further discussed below, the Company acquired 100% of the equity interests in HealthMark Partners, Inc. (HealthMark). HealthMark has an equity investment in 14 surgery centers. Local physicians have ownership in all 14 facilities and by December 31, 2010 and January 31, 2011, hospital partners had invested in nine and ten of these facilities, respectively.

(4)	Acquisition of a controlling interest in a surgical facility in which the Company already held an ownership interest. The Company’s original ownership was acquired in the HealthMark acquisition.

Effective November 1, 2010, the Company completed the acquisition of 100% of the equity interests in HealthMark, a privately-held, Nashville-based owner and operator of surgery centers. HealthMark has an equity investment in 14 surgery centers, 11 of which are located in markets in which the Company already operates. The Company paid cash totaling approximately $31.1 million, subject to certain purchase price adjustments set forth in the purchase agreement. The purchase price was allocated to the HealthMark’s tangible and identifiable intangible assets and liabilities based upon estimates of fair value, with the remainder allocated to goodwill. The Company funded the purchase through cash on hand and a $25.0 million borrowing under the Company’s revolving credit agreement. The Company incurred approximately $1.7 million in acquisition and severance costs, of which $0.4 million is included in “other operating expenses” and the remaining $1.3 million is included in “salaries, benefits, and other employee costs” in accompanying consolidated statements of income.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the assets acquired and liabilities assumed in the acquisition of HealthMark:

Purchase price allocated	$31,072

Estimated fair value of net tangible assets acquired:
Cash	$4,280
Other current assets	26
Investments in affiliates	12,140
Property and equipment	344
Current liabilities	(1,431)
Long term liabilities	(153)

Net tangible assets acquired	15,206
Intangible assets acquired	6,559
Goodwill	9,307

Total purchase price	$31,072

The goodwill recorded in conjunction with the HealthMark acquisition was allocated to the Company’s United States reporting unit and the Company expects that approximately $0.7 million of the goodwill will be deductible for income tax purposes. Indefinite-lived intangibles of $6.0 million relate to long-term management contracts and are not subject to amortization. Other service contract intangibles of approximately $0.6 million are being amortized over their estimate lives of approximately one to five years.

The Company controls 58 of its entities and therefore consolidates their results. However, the Company accounts for an increasing majority (130 of its 185 U.S. facilities at December 31, 2010) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity. The majority of these investments are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	2010	2009	2008

Unconsolidated facilities operated at year-end	130	109	101
Income statement information:
Revenues	$1,329,041	$1,178,114	$1,002,394
Operating expenses:
Salaries, benefits, and other employee costs	309,698	277,053	246,739
Medical services and supplies	310,770	271,663	211,781
Other operating expenses	305,045	271,769	247,834
Loss (gain) on asset disposals, net	1,025	(7)	1,161
Depreciation and amortization	55,216	50,251	48,722

Total operating expenses	981,754	870,729	756,237

Operating income	347,287	307,385	246,157
Interest expense, net	(25,630)	(24,394)	(24,101)
Other, net	(200)	4,572	225

Income before income taxes	$321,457	$287,563	$222,281

Balance sheet information:
Current assets	$303,627	$264,944	$236,108
Noncurrent assets	495,765	412,977	403,956
Current liabilities	177,909	152,081	138,199
Noncurrent liabilities	343,007	283,951	288,429

The Company’s equity method investment in Texas Health Ventures Group, L.L.C., is considered significant to the Company’s 2010 consolidated financial statements under regulations of the SEC. As a result, the Company has filed Texas Health Ventures Group, L.L.C.’s consolidated financial statements with this Form 10-K for the required periods.

During 2010, the Company recorded an impairment on one of its equity method investments due to the decline in the fair value of the investment being other than temporary. The impairment was approximately $3.7 million and is recorded within “Equity in earnings of unconsolidated affiliates” in the accompanying consolidated statement of income.

The Company also regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

cash in surgical facilities under development. During the year ended December 31, 2010, these transactions resulted in a cash outflow of approximately $21.3 million, which is summarized as follows:

Effective Date	Facility Location	Amount

Investments
December 2010	Nashville, Tennessee(1)	$13.4 million
December 2010	Boulder, Colorado(2)	4.7 million
December 2010	Chattanooga, Tennessee(3)	2.6 million
December 2010	Irving, Texas(4)	1.9 million
December 2010	Kansas City, Missouri(5)	1.2 million
December 2010	Houston, Texas(2)	0.9 million
November 2010	Keller, Texas(4)	4.6 million
July 2010	Sacramento, California(2)	1.5 million
July 2010	Carrollton, Texas(4)	0.8 million
May 2010	Mansfield, Texas(4)	0.4 million
April 2010	Destin, Florida(3)	1.3 million
April 2010	St. Louis, Missouri(6)	0.4 million

33.7 million
Sales
December 2010	Phoenix, Arizona(7)	4.1 million
June 2010	Cincinnati, Ohio(8)	7.9 million
Various	Various(9)	0.4 million

12.4 million

Total		$21.3 million

(1)	Acquisition of an additional noncontrolling interest in three surgical facilities in which the Company already held an investment and one surgical facility in which the Company already provided management services. These facilities are jointly owned with one of the Company’s hospital partners and local physicians.

(2)	Acquisition of a noncontrolling interest in and right to manage a surgical facility in which the Company previously had no involvement. This facility is jointly owned with one of the Company’s hospital partners and local physicians.

(3)	Acquisition of an additional noncontrolling interest in a surgical facility in which the Company already held an investment. This facility is jointly owned with local physicians.

(4)	Acquisition of the right to manage a surgical facility in which the Company previously had no involvement. Concurrent with this transaction, an unconsolidated investee that the Company jointly owns with a hospital partner used cash on hand to acquire an equity interest in this facility, resulting in the Company having an indirect ownership interest in the facility. The remainder of this facility is owned by local physicians.

(5)	Acquisition of an additional noncontrolling interest in a surgical facility in which the Company already held an investment. This facility is jointly owned with one of the Company’s hospital partners and local physicians.

(6)	Acquisition of a noncontrolling interest in a surgical facility in which the Company already provided management services. This facility is jointly owned with one of the Company’s hospital partners and local physicians.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(7)	Sale of a portion of the Company’s equity ownership in two facilities to a hospital partner. The remainder of these facilities are owned by local physicians. The Company recorded a loss of $1.2 million related to this sale, which is classified in “Losses on deconsolidations, disposals and impairments” on the accompanying consolidated statements of income.

(8)	Sale of a portion of the Company’s equity ownership in one facility to a hospital partner. The remainder of this facility is owned by local physicians. The Company recorded a loss of $0.2 million related to this sale, which is classified in “Losses on deconsolidations, disposals and impairments” on the accompanying consolidated statements of income.

(9)	Represents the net receipt related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

(4)	Noncontrolling Interests

The Company controls and therefore consolidates the results of 58 of its 189 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the year ended December 31, 2010, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $2.9 million and $4.0 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009

Net income attributable to USPI’s common stockholder	$42,093	$69,666
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(6,774)	(5,922)
Decrease in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	(452)	(8,411)

Net transfers to noncontrolling interests	(7,226)	(14,333)

Change in equity from net income attributable to USPI and transfers to noncontrolling interests	$34,867	$55,333

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated U.S. subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions, and the income attributable to those interests, are not included as part of the Company’s equity and are carried as noncontrolling interests-redeemable on the Company’s consolidated balance sheets. The activity for the years ended December 31, 2010, 2009 and 2008 is summarized below (in thousands):

Noncontrolling
Interests —
Redeemable

Balance, December 31, 2007	$52,769
Net income attributable to noncontrolling interests	52,599
Distributions to noncontrolling interests	(51,401)
Purchases of noncontrolling interests	(7,446)
Sales of noncontrolling interests	8,928
Deconsolidation of noncontrolling interests and other	(3,488)

Balance, December 31, 2008	51,961
Net income attributable to noncontrolling interests	57,777
Distributions to noncontrolling interests	(57,807)
Purchases of noncontrolling interests	(2,519)
Sales of noncontrolling interests	12,403
Deconsolidation of noncontrolling interests and other	2,050

Balance, December 31, 2009	63,865
Net income attributable to noncontrolling interests	54,893
Distributions to noncontrolling interests	(53,485)
Purchases of noncontrolling interests	(2,180)
Sales of noncontrolling interests	9,984
Deconsolidation of noncontrolling interests and other	8,591

Balance, December 31, 2010	$81,668

(5)	Other Investments

The consolidated financial statements include the financial statements of USPI and subsidiaries the Company effectively controls, usually indicated by majority ownership. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights. At December 31, 2010, the Company consolidated one such entity. At December 31, 2009, the Company consolidated two entities in accordance with this accounting guidance.

One of these entities operates and manages six surgical facilities in the Houston, Texas area. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company has lent the entity funds to purchase surgical facilities, but the Company does not have full recourse to the entity’s other owner with respect to repayment of the loans. As the entity earns management fees and receives cash distributions of

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

earnings from the surgical facilities, a portion of those proceeds are used to repay the loans prior to being eligible for distribution to the entity’s other owner. At December 31, 2010 and 2009, $8.1 million and $11.3 million, respectively, of such advances are outstanding and are included in other long-term assets. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the years ended December 31, 2010 or 2009. At December 31, 2010 and 2009, the total assets of this entity were $82.3 million and $55.4 million, and the total liabilities owed to third parties were $22.6 million and $22.8 million, respectively. Such amounts are included in the accompanying consolidated balance sheets.

In November 2010, due to changes in the economic structuring of the second entity, the entity is no longer considered a variable interest entity, and the Company does not hold voting control of the entity. As a result, it was deconsolidated in November 2010. The Company recorded no gain or loss on the deconsolidation. The entity was developing and constructing a new hospital for one of the Company’s unconsolidated affiliates, which opened in January 2011. The total project cost was approximately $25.0 million, which was funded by cash contributions from its partners and debt financing. The Company made its required equity contribution of $6.3 million in December 2009. The Company sold approximately 50% of its interest for $3.1 million in November 2010. The entity arranged bank financing totaling $17.4 million, of which 70% is guaranteed by the Company, which is now indemnified for approximately 50% of its guarantee by the entity’s new investors. None of the bank financing was borrowed at December 31, 2009 and approximately $11.8 million is outstanding at December 31, 2010. The Company had no exposure for the entity’s losses beyond its investment and bank guarantee. The Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the years ended December 31, 2010 or 2009. At December 31, 2009, total assets and liabilities of this entity were $9.0 million and $0.1 million, respectively. Such amounts are included in the accompanying 2009 consolidated balance sheet.

The Company also has investments in two unconsolidated variable interest entities in which it was not considered the primary beneficiary. These entities own real estate and fixed assets that are leased to various surgical facilities. The total assets of these entities were $7.2 million and $8.8 million, and the total liabilities of these entities were $8.3 million and $8.7 million at December 31, 2010 and 2009, respectively. The Company’s investment in these entities and maximum exposure to loss as a result of its involvement with these entities is not material. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide during the years ended December 31, 2010 or 2009.

(6)	Other Receivables

Other receivables consist primarily of amounts receivable for services performed and funds advanced under management and administrative service agreements. As discussed in Note 12, many of the entities to which the Company provides management and administrative services are related parties, due to the Company being an investor in those facilities. At December 31, 2010 and 2009, the amounts receivable from related parties, which are included in other receivables on the Company’s consolidated balance sheet, totaled $6.2 million and $4.4 million, respectively.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(7)	Property and Equipment

At December 31, 2010 and 2009, property and equipment consisted of the following (in thousands):

	Estimated
	Useful Lives	2010	2009

Land	—	$29,379	$34,259
Buildings and leasehold improvements	7-50 years	135,631	118,669
Equipment	3-12 years	113,135	106,091
Furniture and fixtures	4-20 years	10,137	9,526
Construction in progress	—	7,248	7,676

		295,530	276,221
Accumulated depreciation		(93,270)	(77,715)

Net property and equipment		$202,260	$198,506

At December 31, 2010 and 2009, assets recorded under capital lease arrangements, included in property and equipment, consisted of the following (in thousands):

	2010	2009

Land and buildings	$16,955	$21,037
Equipment and furniture	15,666	10,769

	32,621	31,806
Accumulated amortization	(10,450)	(8,258)

Net property and equipment under capital leases	$22,171	$23,548

(8)	Goodwill and Intangible Assets

Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment at least annually, with tests of goodwill occurring at the reporting unit level (defined as an operating segment or one level below an operating segment). Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values. The Company determined that its reporting units are at the operating segment (country) level. The Company completed the required annual impairment tests during 2010, 2009 and 2008. No impairment losses were identified in any reporting unit as a result of these goodwill impairment tests.

As a result of impairment testing performed on the Company’s indefinite-lived management contracts, the Company recorded impairment losses on six contracts in 2010 and three contracts in 2009. These losses totaled approximately $5.9 million and $5.7 million, respectively, and were primarily triggered by a reduction in the Company’s expected earnings under the contracts. The Company recorded a similar impairment charge of $0.8 million in 2008 related to one of its indefinite-lived management contracts. Fair values for indefinite-lived intangible assets are estimated based on market multiples and discounted cash flow models which have been derived from the Company’s experience in acquiring surgical facilities, market participant assumptions and third party valuations it has obtained with respect to such transactions. The inputs used in these models are Level 3 inputs, which under GAAP, are significant unobservable inputs. Inputs into these models include expected revenue growth, expected gross margins and discount factors. Such expense is recorded in “Losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of changes in the carrying amount of goodwill by operating segment and reporting unit for the years ended December 31, 2010 and 2009 (in thousands):

	United	United
	States	Kingdom	Total

Balance at December 31, 2008	$1,075,609	$194,678	$1,270,287
Additions	4,047	—	4,047
Disposals	(15,517)	—	(15,517)
Other	—	20,474	20,474

Balance at December 31, 2009	1,064,139	215,152	1,279,291
Additions	27,474	—	27,474
Disposals	(27,820)	—	(27,820)
Other	—	(10,282)	(10,282)

Balance at December 31, 2010	$1,063,793	$204,870	$1,268,663

Goodwill additions resulted primarily from business combinations and additionally from purchases of additional interests in subsidiaries. Disposals of goodwill relate to businesses that the Company has sold or the deconsolidation of entities the Company no longer controls. In the United Kingdom, the other changes were primarily due to foreign currency translation adjustments.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives, ranging from approximately one to nine years, to their estimated residual values. The majority of the Company’s management contracts have indefinite useful lives. Most of these contracts have evergreen renewal provisions that do not contemplate a specific termination date. Some of the contracts have provisions which make it possible for the facility’s other owners to terminate them at certain dates and under certain circumstances. Based on the Company’s history with these contracts, the Company’s management considers the lives of these contracts to be indefinite and therefore does not amortize them unless facts and circumstances indicate otherwise.

The following is a summary of intangible assets at December 31, 2010 and 2009 (in thousands):

	December 31, 2010
	Gross
	Carrying	Accumulated
	Amount	Amortization	Total

Definite Useful Lives
Management and other service contracts	$17,242	$(7,856)	$9,386
Other	30,405	(11,580)	18,825

Total	$47,647	$(19,436)	$28,211

Indefinite Useful Lives
Management contracts			291,002

Total intangible assets			$319,213

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

Amortization expense from continuing operations related to intangible assets with definite useful lives was $2.0 million and $2.5 million for the year ended December 31, 2010 and 2009, respectively. The amortization of debt issuance costs, which is included within interest expense, was $3.3 million in each of the years ended December 31, 2010 and 2009.

The following table provides estimated amortization expense, including amounts that will be classified within interest expense, related to intangible assets with definite useful lives for each of the years in the five-year period ending December 31, 2015 (in thousands):

2011	$5,563
2012	5,703
2013	5,556
2014	4,270
2015	3,887

(9)	Long-term Debt

At December 31, 2010 and 2009 long-term debt consisted of the following (in thousands):

	2010	2009

Senior secured credit facility	$533,445	$518,710
U.K. senior credit agreement	49,981	59,966
Senior subordinated notes	437,515	437,515
Notes payable to financial institutions	22,347	25,045
Capital lease obligations (Note 11)	26,538	30,292

Total long-term debt	1,069,826	1,071,528
Current portion	(22,386)	(23,337)

Long-term debt, less current portion	$1,047,440	$1,048,191

(a)	Senior secured credit facility

The senior secured credit facility (credit facility) provides for borrowings of up to $615.0 million (with a $150.0 million accordion feature described below), consisting of (1) an $85.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. The Company has utilized the availability under the

$530.0 million term loan facility and is making scheduled quarterly principal payments. The term loans require principal payments each year in an amount of $4.3 million per annum in equal quarterly installments and $0.2 million per quarter with respect to the delayed draw facility with the remaining balance maturing in 2014. No principal payments are required on the revolving credit facility until its maturity in 2013.

The Company may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, the Company currently pays 0.50% per annum on the daily-unused commitment of the revolving credit facility. The Company also currently pays a quarterly participation fee of 2.13% per annum related to outstanding letters of credit. At December 31, 2010, the Company had $533.4 million of debt outstanding under the credit facility at a weighted average interest rate of approximately 3.5%. At December 31, 2010, the Company had $58.4 million available for borrowing under the revolving credit facility, representing the facility’s $85.0 million capacity, net of the $25.0 million outstanding balance at December 31, 2010 and $1.6 million of outstanding letters of credit. The $25.0 million outstanding on the revolving line of credit was repaid in January 2011.

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

Fees paid for unused portions of the senior secured credit facility were approximately $0.4 million, $0.5 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, and are included within interest expense in the Company’s consolidated statements of income.

(b)	Senior subordinated notes

Also in connection with the merger, the Company issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, the Company may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest) or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. To date, the Company has paid all interest payments in cash. During 2009, the Company repurchased approximately $2.5 million in principal amount of the senior subordinated toggle notes in the open market. At December 31, 2010, the Company had $437.5 million of Notes outstanding. The Notes are unsecured senior subordinated obligations of the Company; however, the Notes are guaranteed by all of its current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit its ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(c)	United Kingdom borrowings

In April 2007, the Company entered into an amended and restated credit agreement, which covered its existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional Term Loan B facility of £10 million, which was drawn in April 2007. In March 2008, the Company further amended its U.K. Agreement to provide for a £2.0 million Term Loan C facility. The Company borrowed the entire £2.0 million in March 2008 to acquire property adjacent to one of its hospitals in London. In June 2009, the Company renewed its overdraft facility. Under the renewal, the Company must pay a commitment fee of 0.5% per annum on the unused portion of the overdraft facility each quarter. Excluding availability on the overdraft facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At December 31, 2010, the Company had approximately £32.5 million (approximately $50.0 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 4.6%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 2.00%. Quarterly principal payments are required on the Term Loan A, which began in June 2007, and approximate $4.6 million in the first and second year, $6.2 million in the third and fourth year; $7.7 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and matures in 2013. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million), which began in June 2008 and continue through its maturity date of February 2013 when the final payment of £0.5 million ($0.8 million) is due. The borrowings are guaranteed by certain of the Company’s subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on its assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock.

The Company also has the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million ($3.8 million). The Company borrowed against the facility in June 2010 and November 2010 and have £1.5 million ($2.3 million) outstanding at December 31, 2010. The terms of the borrowings require monthly principal and interest payments over 48 months. The Company has pledged capital assets as collateral against these borrowings. No amounts were outstanding at December 31, 2009.

(d)	Other Long-term Debt

The Company and its subsidiaries have notes payable to financial institutions and other parties of $22.3 million, which mature at various dates through 2020 and accrue interest at fixed and variable rates ranging from 4.4% to 8.8%. Capital lease obligations in the carrying amount of $26.5 million are secured by underlying real estate and equipment and have implicit interest rates ranging from 3.7% to 18.6%.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2010 are as follows (in thousands): 2011, $22,386; 2012, $21,964; 2013, $70,618; 2014, $496,375; 2015, $2,537 and thereafter, $455,946.

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for traded debt securities. At December 31, 2010, the aggregate carrying amount and estimated fair value of long-term debt was $1.1 billion. At December 31, 2009, the aggregate carrying amount and estimated fair value of long-term debt was $1.1 billion and $1.0 billion, respectively.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(10)	Interest Rate Swaps

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

In order to manage the Company’s interest rate risk related to a portion of its variable-rate U.K. debt, on February 29, 2008, the Company entered into an interest rate swap agreement for a notional amount of £20.0 million ($30.8 million). The interest rate swap requires the Company to pay 4.99% and to receive interest at a variable rate of three- month GBP-LIBOR (0.8% at December 31, 2010), which is reset quarterly. The interest rate swap matures in March 2011. No collateral is required under the interest rate swap agreement.

In order to manage the Company’s interest rate risk related to a portion of its variable-rate senior secured credit facility, effective July 24, 2008, the Company entered into a three-year interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires the Company to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (0.3% at December 31, 2010), which is reset quarterly. No collateral is required under the interest rate swap agreement.

The proceeds from the swaps are used to settle the Company’s interest obligations on the hedged portion of the variable rate debt, which has the overall outcome of the Company paying and expensing a fixed rate of interest on the hedged debt.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. The Company designated the interest rate swaps as cash flow hedges of certain of its variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and would be classified as interest expense in the Company’s consolidated statements of income. The Company recorded no expense related to ineffectiveness for the years ended December 31, 2010, 2009 or 2008. For the years ended December 31, 2010, 2009 and 2008, the Company reclassified $7.9 million, $6.4 million and $0.5 million, respectively, out of other comprehensive income to interest expense related to the swaps. Through the expiration date of the swaps, if current interest rates remain at December 31, 2010 levels, the Company will record $4.1 million more interest expense than if it had not entered into the interest rate swaps.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2010, the fair values of the U.K. and U.S. interest rate swaps were current liabilities of $0.3 million and $3.6 million, respectively and were included in other current liabilities in the accompanying 2010 consolidated balance sheet, with the offset to other comprehensive income (loss). At December 31, 2009, the fair values of the U.K. and U.S. interest rate swaps were liabilities of approximately $1.5 million and $7.7 million, respectively and were included in other long-term liabilities in the accompanying 2009 consolidated balance sheet, with the offset to other comprehensive income (loss). During the years ended December 31, 2010, 2009 and 2008, the amounts, net of taxes, recorded in other comprehensive income (loss) related to the interest rate swaps were $3.4 million, $3.9 million and ($10.1 million), respectively. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the models were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost the Company would have to pay to transfer the obligations to a market participant with similar credit risk. The interest rate swap agreements are classified within Level 3 of the valuation hierarchy.

(11)	Leases

The Company leases various office equipment and office space under a number of operating lease agreements, which expire at various times through the year 2024. Such leases do not involve contingent rentals, nor do they contain significant renewal or escalation clauses. Office leases generally require the Company to pay all executory costs (such as property taxes, maintenance and insurance).

Minimum future payments under noncancelable leases, with remaining terms in excess of one year as of December 31, 2010 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

Year ending December 31,
2011	$6,549	$13,651
2012	6,472	12,147
2013	4,378	10,023
2014	3,216	7,786
2015	2,785	6,200
Thereafter	19,689	22,448

Total minimum lease payments	43,089	$72,255

Amount representing interest	(16,551)

Present value of minimum lease payments	$26,538

Total rent expense from continuing operations under operating leases was $15.8 million, $16.4 million and $17.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(12)	Related Party Transactions

The Company has entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3% to 8%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $52.1 million, $45.2 million and $39.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Such amounts are included in management and contract service revenues in the accompanying consolidated statements of income.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As discussed in Notes 3 and 4, the Company regularly engages in purchases and sales of ownership interests in its facilities. The Company operates 27 surgical facilities in partnership with the Baylor Health Care System (Baylor) and local physicians in the Dallas/Fort Worth area. Baylor’s Chief Executive Officer is a member of the Company’s board of directors. The following table summarizes transactions with Baylor during 2009 and 2008. The Company did not sell any ownership interests in facilities to Baylor during 2010. The Company believes that the sale prices were approximately the same as if they had been negotiated on an arms’ length basis, and the prices equaled the value assigned by an external appraiser who valued the businesses immediately prior to the sale.

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

As discussed in Note 14, the Company’s parent issued warrants with an estimated fair value of $0.3 million to Baylor in 2008. Similar grants have been made to other healthcare systems with which the Company operates facilities.

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $2.0 million for the years ended December 31, 2010, 2009 and 2008. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At December 31, 2010, the Company had approximately $4.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $3.7 million is included in other long term liabilities in the accompanying consolidated balance sheet. At December 31, 2009, the Company had approximately $3.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $2.7 million is included in other long term liabilities in the accompanying consolidated balance sheet.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(13)	Income Taxes

The components of income from continuing operations before income taxes were as follows (in thousands):

	2010	2009	2008

Domestic	$129,174	$112,508	$96,259
Foreign	12,810	18,548	20,239

	$141,984	$131,056	$116,498

Income tax expense (benefit) attributable to income from continuing operations consists of (in thousands):

	Current	Deferred	Total

Year ended December 31, 2010:
U.S. federal	$17,024	$7,726	$24,750
State and local	3,880	627	4,507
Foreign	3,134	(63)	3,071

Net income tax expense	$24,038	$8,290	$32,328

	Current	Deferred	Total

Year ended December 31, 2009:
U.S. federal	$1,260	$(9,859)	$(8,599)
State and local	3,144	—	3,144
Foreign	5,118	(542)	4,576

Net income tax expense (benefit)	$9,522	$(10,401)	$(879)

	Current	Deferred	Total

Year ended December 31, 2008:
U.S. federal	$43	$14,156	$14,199
State and local	3,020	—	3,020
Foreign	5,390	58	5,448

Net income tax expense	$8,453	$14,214	$22,667

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Computed “expected” tax expense	$49,694	$45,870	$40,778
Increase (reduction) in income taxes resulting from:
Book income of consolidated entities attributable to noncontrolling interests	(21,195)	(22,303)	(19,298)
Differences between U.S. financial reporting and foreign statutory reporting	(218)	(152)	23
State tax expense, net of federal benefit	2,979	1,824	1,963
Removal of foreign tax rate differential	(982)	(1,211)	(1,227)
Nondeductible goodwill	1,366	6,338	—
Valuation allowance	—	(31,193)	(223)
Other	684	(52)	651

Total	$32,328	$(879)	$22,667

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below (in thousands).

	December 31,
	2010	2009

Deferred tax assets:
Net operating loss and other tax carryforwards	$8,276	$4,413
Accrued expenses	11,687	10,730
Bad debts/reserves	3,334	3,741
Interest rate swaps	1,359	3,091
Capitalized costs and other	1,605	2,983

Total deferred tax assets	26,261	24,958
Valuation allowance	(685)	(3,283)

Total deferred tax assets, net	$25,576	$21,675

Deferred tax liabilities:
Basis difference of acquisitions	$139,362	$128,474
Accelerated depreciation	1,126	1,826
Capitalized interest and other	1,332	882

Total deferred tax liabilities	$141,820	$131,182

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In conjunction with Welsh Carson’s acquisition of the Company in April 2007, which increased the Company’s debt, caused the Company to generate U.S. taxable losses, and reduced the likelihood of the Company generating U.S. taxable income, the Company established a valuation allowance against its U.S. deferred tax assets. Subsequent to the acquisition, the Company continued to establish a full valuation allowance against newly generated U.S. deferred tax assets and has continuously assessed the likelihood of the assets being realized at a future date. During the third quarter of 2009, the Company determined, based on factors such as those described above, including recent favorable operating trends, expected future taxable income, and other factors, that it is more likely than not that the majority of these assets, which include net operating loss carryforwards and other items, will be realized in the future. Accordingly, the Company’s results of operations for 2009 include an income tax benefit of $31.2 million related to the reversal of a majority of the Company’s valuation allowance against its deferred tax assets. The Company still carries a valuation allowance totaling $0.7 million against certain of its deferred tax assets, which relates to deferred tax assets that have restrictions as to use and are not considered more likely than not to be realized. It the Company’s estimates related to the above items change significantly, the Company may need to alter the amount of its valuation allowance in the future through a favorable or unfavorable adjustment to net income.

At December 31, 2010, the Company had federal net operating loss carryforwards for U.S. federal income tax purposes of approximately $22.0 million. The Company’s ability to offset future taxable income with these carryforwards would begin to be forfeited in 2022, if unused. The Company does not believe that it is more likely than not that it will be able to generate state taxable income in future periods to utilize its net operating loss carryforwards and other deferred tax assets.

The Company’s U.K. operations have no net operating loss carryforwards or other deferred tax assets. These operations continued to be profitable in 2010, and the Company therefore has accrued the related income tax expense.

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

(14)	Equity and Equity-Based Compensation

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

The Company’s parent, USPI Group Holdings, Inc. (Parent), granted stock options and nonvested share awards to certain employees and members of the board of directors. These awards were granted pursuant to the 2007 Equity Incentive Plan (the Plan) which was adopted by Parent’s board of directors. The board of directors or a designated

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

administrator has the sole authority to determine which individuals receive grants, the type of grant to be received, the vesting period and all other option terms. Stock options granted generally have a term not to exceed eight years. A maximum of 20,726,523 shares of stock may be delivered under the Plan. As 5,534,125 shares had been delivered under the Plan at December 31, 2010, 15,192,398 remained available for delivery, with 15,823,832 having been granted at December 31, 2010.

Total equity-based compensation included in the consolidated statements of income, classified by line item, is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Salaries, benefits and other employee costs	$566	$548	$471
General and administrative expenses	1,128	1,016	978
Other operating expenses	—	131	336
Discontinued operations	474	256	512

Expense before income tax benefit	2,168	1,951	2,297
Income tax benefit	(494)	(389)	(463)

Total equity-based compensation expense, net of tax	$1,674	$1,562	$1,834

Total equity-based compensation, included in the consolidated statements of income, classified by type of award, is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Share awards	$1,331	$1,215	$1,150
Stock options	837	605	811
Warrants	—	131	336

Expense before income tax benefit	2,168	1,951	2,297
Income tax benefit	(494)	(389)	(463)

Total equity-based compensation expense, net of tax	$1,674	$1,562	$1,834

Total unrecognized compensation related to nonvested awards of stock options and nonvested shares was $12.1 million at December 31, 2010 of which $3.3 million is expected to be recognized over a weighted average period of approximately two years. The remaining $8.8 million relates to restricted share awards exchanged in conjunction with the merger and will be expensed only upon the occurrence of a change in control or other qualified exit event.

During the years ended December 31, 2010 and 2008, the Company received immaterial cash proceeds from the exercise of stock options. No stock options were exercised during the year ended December 31, 2009.

Stock Options

Parent generally grants stock options vesting 25% per year over four years and having an eight-year contractual life. The fair value of stock options is estimated using the Black-Scholes formula. The expected lives of options are determined using the “simplified method” which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The risk-free interest rates are equal to rates of U.S. Treasury notes with maturities approximating the expected life of the option. Volatility was

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

calculated as a weighted average based on the historical volatility of the Company’s predecessor before the merger as well as industry peers. The assumptions are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Assumptions:
Expected life in years	4.82	4.82	4.82
Risk-free interest rates	1.35-2.59%	2.09%	2.37-2.75%
Dividend yield	0.0%	0.0%	0.0%
Volatility	45.16%	45.16%	45.16%
Weighted average grant-date fair value	$0.65	$0.37	$0.55

Stock option activity during the year ended December 31, 2010 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Successor	Number of	Exercise	Contractual	Intrinsic
Stock Options	Shares (000)	Price	Life (Years)	Value ($000)

Outstanding at January 1, 2010	4,562	$0.59	5.7	$3,051
Additional grants	479	1.62	—	—
Exercised	(137)	0.38	—	—
Forfeited or expired	(229)	1.17	—	—

Outstanding at December 31, 2010	4,675	$0.68	4.9	$5,480

Exercisable at December 31, 2010	2,789	$0.49	4.5	$3,784

Share Awards

On April 19, 2007, Parent granted nonvested share awards to certain company employees. The first tranche (50%) of the share awards vest 25% over four years, while the second tranche (50%) vests 100% in April 2015, but can vest earlier upon the occurrence of a qualified exit event and Company performance. An additional grant was made to Parent’s board of directors in August 2007. The nonvested shares granted to the board of directors vests 25% each year over four years. The value of such share awards is equal to the share price on the date of grant.

Additionally, in conjunction with the merger, Parent cancelled 379,000 restricted share awards of the Company’s predecessor. These share awards were replaced with 2,212,957 nonvested shares of Parent. This cancellation and exchange was accounted for as a modification. The replacement awards vest only upon the occurrence of a change in control or other exit event as defined in the award agreement and Company performance. As a result of the modification, approximately $8.8 million of unamortized compensation cost related to the Predecessor awards will only be expensed upon the occurrence of a change in control or qualified exit event, and the completion of the derived service period. At December 31, 2010, 2,212,957 of these share awards were outstanding and unvested.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The grants of nonvested share awards, excluding the awards exchanged concurrent with the merger, during the year ended December 31, 2010 are summarized as follows:

		Weighted
		Average
Successor	Number of	Grant-Date
Nonvested Shares	Shares (000)	Fair Value

Nonvested at January 1, 2010	10,598	$0.47
Additional grants	200	1.62
Vested	(1,861)	0.49
Forfeited	—	—

Nonvested at December 31, 2010	8,937	$0.49

The weighted average grant-date fair value per share award was $1.62 and $0.76 for the year ended December 31, 2010 and 2009, respectively. The total fair value of shares which vested during the years ended December 31, 2010 and 2009 was approximately $3.0 million and $1.7 million, respectively.

Warrants

During 2009, Parent granted warrants to a not-for-profit healthcare system (hospital partner) that holds ownership in some of the Company’s facilities. The warrants are to purchase Parent’s common stock and were fully vested and non-forfeitable at the date of grant but contain exercise restrictions. Because the warrants are fully vested, the expense associated with them was recorded upon grant within other operating expenses at a fair value determined using the Black-Scholes formula. The assumptions included an expected life equal to the contractual life; a risk free interest rate of 2.7%; a dividend yield of 0.0%; and an estimated volatility of approximately 58%. In this grant, the hospital partner received 333,330 warrants with an exercise price of $3.00 per share, of which 55,555 were exercisable immediately; the exercise restrictions on additional tranches of 55,555 warrants lapse each December 1 which began in 2009 and ends in 2013. At December 31, 2010, 166,665 warrants are exercisable. The warrants have a contractual life of approximately 8 1/2 years and a fair value of approximately $0.1 million.

During 2008, one of the Company’s hospital partners, Baylor, was granted 666,666 warrants to purchase Parent’s common stock for $3.00 per share. The warrants are fully vested and nonforfeitable but contain exercise restrictions. The exercise restrictions on 111,111 warrants lapse each December 31 which began in 2008 and ends in 2013. The warrants have a contractual life of ten years. The total fair value of the warrants was approximately $0.3 million and was determined using the Black Scholes formula. The assumptions included an expected life equal to the contractual life of the warrants; a risk free interest rate of 3.5%, a dividend yield of 0.0%; and an estimated volatility of approximately 59%. Because the warrants are fully vested, the expense associated with these warrants was recorded upon grant within other operating expenses. Baylor’s Chief Executive Officer is a member of the Company’s Board of Directors (Note 12). At December 31, 2010, 333,333 warrants are exercisable.

During 2007, Parent granted a total of 2,333,328 warrants to purchase its common stock to four of the Company’s hospital partners. The exercise price of the warrants was $3.00 per share. All of the warrants are fully vested and non-forfeitable but contain exercise restrictions. Of the 2,333,328 warrants outstanding at December 31, 2010, 1,499,997 warrants are exercisable and a portion of the remaining 833,331 warrants will become exercisable in 2011 and become fully exercisable by 2013. The warrants have a contractual life of eight to ten years. The total fair value of the warrants was approximately $1.1 million and was determined using the Black Scholes formula. The assumptions included an expected life equal to the contractual life of each warrant; a risk free interest rate of 3.6% to 4.6%; a dividend yield of 0.0%; and an estimated volatility of approximately 59%. Because the warrants are fully vested, the expense associated with these warrants was recorded upon grant within other operating expenses.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(15)	Segment Disclosures

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

	United	United
	States	Kingdom	Total

Year Ended December 31, 2010
Net patient service revenues	$402,049	$102,716	$504,765
Other revenues	71,900	—	71,900

Total revenues	$473,949	$102,716	$576,665

Depreciation and amortization	$22,493	$7,306	$29,799
Operating income	194,610	15,906	210,516
Net interest expense	(66,144)	(3,096)	(69,240)
Income tax expense	(29,257)	(3,071)	(32,328)
Total assets	2,051,144	321,595	2,372,739
Capital expenditures	31,149	22,367	53,516

	United	United
	States	Kingdom	Total

Year Ended December 31, 2009
Net patient service revenues	$418,802	$105,097	$523,899
Other revenues	69,576	—	69,576

Total revenues	$488,378	$105,097	$593,475

Depreciation and amortization	$24,432	$6,733	$31,165
Operating income	178,176	20,119	198,295
Net interest expense	(66,041)	(1,571)	(67,612)
Income tax benefit (expense)	5,455	(4,576)	879
Total assets	2,000,087	325,305	2,325,392
Capital expenditures	20,296	12,393	32,689

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	United	United
	States	Kingdom	Total

Year Ended December 31, 2008
Net patient service revenues	$432,319	$122,031	$554,350
Other revenues	60,748	—	60,748

Total revenues	$493,067	$122,031	$615,098

Depreciation and amortization	$25,480	$6,825	$32,305
Operating income	172,642	25,462	198,104
Net interest expense	(76,465)	(5,173)	(81,638)
Income tax expense	(17,215)	(5,452)	(22,667)
Total assets	1,983,676	284,487	2,268,163
Capital expenditures	15,772	16,883	32,655

(16)	Commitments and Contingencies

(a)	Financial Guarantees

As of December 31, 2010, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $61.0 million. Of the total, $25.2 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $23.0 million of the remaining $35.8 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $12.8 million represents a guarantee of obligations of three facilities. The Company has full recourse to third parties with respect to this amount.

The Company has recorded long-term liabilities totaling approximately $0.2 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties. The Company also has $1.6 million of letters of credit outstanding, as discussed in Note 9.

(b)	Litigation

From time to time the Company is named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings that are expected to have a material adverse impact on the Company.

(c)	Self Insurance and Professional Liability Claims

The Company is self-insured for certain losses related to health and workers’ compensation claims, although we obtain third-party insurance coverage to limit our exposure to these claims. The Company estimates its self-insured liabilities using a number of factors including historical claims experience, an estimate of incurred but not reported claims, demographic factors, severity factors and actuarial valuations. The Company believes that the accruals established at December 31, 2010, which were estimated based on actual employee health claim patterns,

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

adequately provide for its exposure under this arrangement. The Company’s potential for losses related to professional and general liability is managed through a wholly-owned insurance captive.

(d)	Employee Benefit Plans

The Company’s eligible U.S. employees may choose to participate in the United Surgical Partners International, Inc. 401(k) Plan under which the Company may elect to make contributions that match from zero to 100% of participants’ contributions. Charges to expense under this plan were $2.0 million in each of the years ended December 31, 2010, 2009 and 2008.

One of the Company’s U.K. subsidiaries, which the Company acquired in 2000, has obligations remaining under a defined benefit pension plan that originated in 1991 and was closed to new participants at the end of 1998. The plan’s overall strategy is to outperform the CAPS Pooled Fund Median over rolling three year periods. To implement this strategy the plan invests in a wide diversification of asset types and fund strategies. The target allocations for plan assets are approximately 82% equity securities, 12% bonds and 6% to all other types of investments. At December 31, 2010, the plan had 59 participants, plan assets of $10.4 million, an accumulated pension benefit obligation of $13.1 million, and a projected benefit obligation of $13.1 million. At December 31, 2009, the plan had 64 participants, plan assets of $9.6 million, an accumulated pension benefit obligation of $13.5 million, and a projected benefit obligation of $13.5 million. Pension expense for the years ended December 31, 2010, 2009 and 2008 was $0.5 million, $0.5 million and $0.3 million, respectively.

At December 31, 2010, the estimated fair value of U.K.’s pension plan assets by asset type was: $8.6 million — equities; $1.0 million — bonds; $0.5 million — cash; and $0.3 million of other investments, which are primarily mutual funds invested in real estate properties. At December 31, 2009, the estimated fair value of U.K.’s pension plan assets by asset type was: $7.9 million — equities; $0.9 million — bonds; $0.5 million — cash; and $0.3 million of other investments, which are primarily mutual funds invested in real estate properties. The estimated fair value of equities, bonds and cash are calculated using Level 1 inputs. The estimated fair value of property mutual funds are based on Level 3 inputs. There was no significant activity within the Level 3 investments during 2010 or 2009.

The Company’s Deferred Compensation Plan covers select members of management as determined by its Compensation Committee. Under the plan, eligible employees may contribute a portion of their salary and annual bonus on a pretax basis. The plan is a non-qualified plan; therefore, the associated liabilities are included in the Company’s consolidated balance sheets as of December 31, 2010 and 2009. In addition, the Company maintains an irrevocable grantor’s trust to hold assets that fund benefit obligations under the plan, including corporate-owned life insurance policies. The cash surrender value of such policies is included in the consolidated balance sheets in other noncurrent assets and totaled $11.0 million and $10.2 million at December 31, 2010 and 2009, respectively. The Company’s obligations related to the plan were $13.1 million and $11.6 million, at December 31, 2010 and 2009, respectively, of which $2.3 million in both 2010 and 2009 are included in accrued salaries and benefits with the remaining amounts included in other long-term liabilities. Total expense under the plan for the years ended December 31, 2010, 2009 and 2008 was $0.8 million, $0.3 million and $1.2 million, respectively.

(e)	Employment Agreements

The Company entered into employment agreements dated April 19, 2007 with Donald E. Steen and William H. Wilcox. The agreement with Mr. Steen, who serves as the Company’s Chairman provides for annual base compensation of $300,000 (as of December 31, 2010), subject to increases approved by the board of directors, a performance bonus based on the sole discretion of the Company’s Board of Directors, and his continued employment until November 14, 2011.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The agreement with Mr. Wilcox, the Company’s President and Chief Executive Officer provides for annual base compensation of $600,000 (as of December 31, 2010), subject to increases approved by the board of directors, and Mr. Wilcox is eligible for a performance bonus based on the sole discretion of the Company’s Board of Directors. The agreement renews automatically for two-year terms unless terminated by either party.

At December 31, 2010, the Company has employment agreements with 19 other senior managers which generally include one year terms and renew automatically for additional one year terms unless terminated by either party. The total annual base compensation under these agreements is $5.7 million as of December 31, 2010, subject to increases approved by the board of directors, and performance bonuses of up to a total of $3.7 million per year.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of December 31, 2010	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$60,186	$67	$—	$60,253
Accounts receivable, net	—	50,082	—	50,082
Other receivables	27,313	45,146	(57,217)	15,242
Inventories of supplies	685	8,506	—	9,191
Prepaids and other current assets	27,477	2,166	—	29,643

Total current assets	115,661	105,967	(57,217)	164,411
Property and equipment, net	24,343	177,803	114	202,260
Investments in affiliates	1,010,592	—	(617,031)	393,561
Goodwill and intangible assets, net	904,108	342,777	340,991	1,587,876
Other assets	91,151	2,602	(69,122)	24,631

Total assets	$2,145,855	$629,149	$(402,265)	$2,372,739

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,684	$21,804	$—	$23,488
Accrued expenses and other	236,835	37,868	(55,917)	218,786
Current portion of long-term debt	4,932	19,751	(2,297)	22,386

Total current liabilities	243,451	79,423	(58,214)	264,660
Long-term debt, less current portion	966,999	82,732	(2,291)	1,047,440
Other long-term liabilities	148,648	9,692	(520)	157,820
Parent’s equity	786,757	432,261	(432,261)	786,757
Noncontrolling interests	—	25,041	91,021	116,062

Total liabilities and equity	$2,145,855	$629,149	$(402,265)	$2,372,739

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
As of December 31, 2009	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$27,430	$7,460	$—	$34,890
Accounts receivable, net	—	54,202	35	54,237
Other receivables	46,975	45,776	(77,505)	15,246
Inventories of supplies	428	8,361	—	8,789
Prepaids and other current assets	26,264	4,518	—	30,782

Total current assets	101,097	120,317	(77,470)	143,944
Property and equipment, net	16,197	181,857	452	198,506
Investments in affiliates	1,027,814	—	(672,315)	355,499
Goodwill and intangible assets, net	857,802	353,212	391,173	1,602,187
Other assets	96,205	2,213	(73,162)	25,256

Total assets	$2,099,115	$657,599	$(431,322)	$2,325,392

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,396	$22,079	$—	$23,475
Accrued expenses and other	235,904	50,200	(75,956)	210,148
Current portion of long-term debt	5,480	20,116	(2,259)	23,337

Total current liabilities	242,780	92,395	(78,215)	256,960
Long-term debt, less current portion	952,311	118,892	(23,012)	1,048,191
Other long-term liabilities	146,072	13,122	(821)	158,373
Parent’s equity	757,952	412,362	(412,362)	757,952
Noncontrolling interests	—	20,828	83,088	103,916

Total liabilities and equity	$2,099,115	$657,599	$(431,322)	$2,325,392

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Income:

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2010	Guarantors	Investees	Adjustments	Total

Revenues	$97,463	$501,505	$(22,303)	$576,665
Equity in earnings of unconsolidated affiliates	132,846	2,116	(65,046)	69,916
Operating expenses, excluding depreciation and amortization	86,521	342,690	(22,945)	406,266
Depreciation and amortization	7,249	22,346	204	29,799

Operating income	136,539	138,585	(64,608)	210,516
Interest expense, net	(61,205)	(7,945)	(90)	(69,240)
Other income (expense), net	708	—	—	708

Income from continuing operations before income taxes	76,042	130,640	(64,698)	141,984
Income tax expense	(26,946)	(5,382)	—	(32,328)

Income from continuing operations	49,096	125,258	(64,698)	109,656
Loss from discontinued operations, net of tax	(7,003)	(533)	533	(7,003)

Net income	42,093	124,725	(64,165)	102,653
Less: Net income attributable to noncontrolling interests	—	(12,879)	(47,681)	(60,560)

Net income attributable to Parent	$42,093	$111,846	$(111,846)	$42,093

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2009	Guarantors	Investees	Adjustments	Total

Revenues	$96,861	$519,293	$(22,679)	$593,475
Equity in earnings of unconsolidated affiliates	133,230	2,413	(73,872)	61,771
Operating expenses, excluding depreciation and amortization	101,711	346,489	(22,414)	425,786
Depreciation and amortization	7,380	23,409	376	31,165

Operating income	121,000	151,808	(74,513)	198,295
Interest expense, net	(60,386)	(7,221)	(5)	(67,612)
Other income (expense), net	384	(11)	—	373

Income from continuing operations before income taxes	60,998	144,576	(74,518)	131,056
Income tax benefit (expense)	7,215	(6,336)	—	879

Income from continuing operations	68,213	138,240	(74,518)	131,935
Earnings from discontinued operations, net of tax	1,453	996	(996)	1,453

Net income	69,666	139,236	(75,514)	133,388
Less: Net income attributable to noncontrolling interests	—	(11,128)	(52,594)	(63,722)

Net income attributable to Parent	$69,666	$128,108	$(128,108)	$69,666

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2008	Guarantors	Investees	Adjustments	Total

Revenues	$93,595	$545,428	$(23,925)	$615,098
Equity in earnings of unconsolidated affiliates	114,656	2,465	(70,079)	47,042
Operating expenses, excluding depreciation and amortization	77,594	377,753	(23,616)	431,731
Depreciation and amortization	6,993	24,772	540	32,305

Operating income	123,664	145,368	(70,928)	198,104
Interest expense, net	(70,024)	(11,710)	96	(81,638)
Other income (expense), net	7	25	—	32

Income from continuing operations before income taxes	53,647	133,683	(70,832)	116,498
Income tax expense	(14,954)	(7,717)	4	(22,667)

Income from continuing operations	38,693	125,966	(70,828)	93,831
Loss from discontinued operations, net of tax	(1,179)	(1,140)	1,140	(1,179)

Net income	37,514	124,826	(69,688)	92,652
Less: Net income attributable to noncontrolling interests	—	(6,960)	(48,178)	(55,138)

Net income attributable to Parent	$37,514	$117,866	$(117,866)	$37,514

Condensed Consolidating Statements of Comprehensive Income (Loss):

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2010	Guarantors	Investees	Adjustments	Total

Net income	$42,093	$124,725	$(64,165)	$102,653
Other comprehensive income:
Foreign currency translation adjustments	(11,638)	(11,638)	11,638	(11,638)
Unrealized gain on interest rate swaps, net of tax	3,408	780	(780)	3,408
Pension adjustments, net of tax	724	724	(724)	724

Total other comprehensive income	(7,506)	(10,134)	10,134	(7,506)

Comprehensive income	34,587	114,591	(54,031)	95,147
Less: Comprehensive income attributable to noncontrolling interests	—	(12,879)	(47,681)	(60,560)

Comprehensive income attributable to Parent	$34,587	$101,712	$(101,712)	$34,587

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2009	Guarantors	Investees	Adjustments	Total

Net income	$69,666	$139,236	$(75,514)	$133,388
Other comprehensive income:
Foreign currency translation adjustments	21,967	21,967	(21,967)	21,967
Unrealized gain on interest rate swaps, net of tax	3,894	108	(108)	3,894
Pension adjustments, net of tax	(698)	(698)	698	(698)

Total other comprehensive income	25,163	21,377	(21,377)	25,163

Comprehensive income	94,829	160,613	(96,891)	158,551
Less: Comprehensive income attributable to noncontrolling interests	—	(11,128)	(52,594)	(63,722)

Comprehensive income attributable to Parent	$94,829	$149,485	$(149,485)	$94,829

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2008	Guarantor	Investees	Adjustments	Total

Net income	$37,514	$124,826	$(69,688)	$92,652
Other comprehensive income:
Foreign currency translation adjustments	(71,790)	(71,790)	71,790	(71,790)
Unrealized loss on interest rate swaps, net of tax	(10,051)	(1,280)	1,280	(10,051)
Pension adjustments, net of tax	(682)	(682)	682	(682)

Total other comprehensive loss	(82,523)	(73,752)	73,752	(82,523)

Comprehensive income (loss)	(45,009)	51,074	4,064	10,129
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(6,960)	(48,178)	(55,138)

Comprehensive income (loss) attributable to Parent	$(45,009)	$44,114	$(44,114)	$(45,009)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of USPI Stockholder’s Equity:

		Non-Participating	Consolidation	Consolidated
	Guarantors	Investees	Adjustments	Total

Balance, December 31, 2008	$764,137	$371,335	$(371,335)	$764,137
Net income	69,666	139,236	(75,514)	133,388
Net income attributable to noncontrolling interests	—	(11,128)	(52,594)	(63,722)
Contribution related to equity award grants by USPI Group Holdings, Inc.	1,937	282	(282)	1,937
Acquisitions and contributions	(9,536)	26,410	(26,410)	(9,536)
Disposals and deconsolidations	(4,798)	(17,259)	17,259	(4,798)
Distributions	—	(117,890)	117,890	—
Dividend on common stock	(88,617)	—	—	(88,617)
Foreign currency translation and other	25,163	21,376	(21,376)	25,163

Balance, December 31, 2009	757,952	412,362	(412,362)	757,952
Net income	42,093	124,725	(64,165)	102,653
Net income attributable to noncontrolling interests	—	(12,879)	(47,681)	(60,560)
Contribution related to equity award grants by USPI Group Holdings, Inc.	2,294	527	(527)	2,294
Acquisitions and contributions	(452)	36,090	(36,090)	(452)
Disposals and deconsolidations	(6,774)	(5,857)	5,857	(6,774)
Distributions	—	(112,573)	112,573	—
Dividend on common stock	(850)	—	—	(850)
Foreign currency translation and other	(7,506)	(10,134)	10,134	(7,506)

Balance, December 31, 2010	$786,757	$432,261	$(432,261)	$786,757

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2010	Guarantor	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$42,093	$124,725	$(64,165)	$102,653
Loss on discontinued operations	7,003	533	(533)	7,003
Changes in operating and intercompany assets and liabilities and noncash items included in net income	17,222	31,072	11,114	59,408

Net cash provided by (used in) operating activities	66,318	156,330	(53,584)	169,064
Cash flows from investing activities:
Purchases of property and equipment, net	(5,437)	(34,598)	—	(40,035)
Purchases of new businesses and equity interests, net	(21,698)	(11,601)	—	(33,299)
Other items, net	(9,306)	(2,350)	12,950	1,294

Net cash used in investing activities	(36,441)	(48,549)	12,950	(72,040)
Cash flows from financing activities:
Long-term borrowings, net	14,735	(20,400)	4,513	(1,152)
Purchases and sales of noncontrolling interests, net	737	349	—	1,086
Distributions to noncontrolling interests	—	(112,573)	53,584	(58,989)
Dividend payment on common stock	(850)	—	—	(850)
Decrease in cash held on behalf of noncontrolling interest holders and other	(11,743)	15,112	(17,463)	(14,094)

Net cash provided by (used in) financing activities	2,879	(117,512)	40,634	(73,999)

Net cash provided by discontinued operations	—	2,169	—	2,169
Effect of exchange rate changes on cash	—	169	—	169

Net increase (decrease) in cash	32,756	(7,393)	—	25,363
Cash at the beginning of the period	27,430	7,460	—	34,890

Cash at the end of the period	$60,186	$67	$—	$60,253

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2009	Guarantor	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$69,666	$139,236	$(75,514)	$133,388
Income from discontinued operations	(1,453)	(996)	996	(1,453)
Changes in operating and intercompany assets and liabilities and noncash items included in net income	(1,582)	30,074	20,183	48,675

Net cash provided by (used in) operating activities	66,631	168,314	(54,335)	180,610
Cash flows from investing activities:
Purchases of property and equipment, net	(5,139)	(24,565)	—	(29,704)
Purchases of new businesses and equity interests, net	(57,625)	(11,816)	9,914	(59,527)
Other items, net	3,837	(10,668)	10,233	3,402

Net cash used in investing activities	(58,927)	(47,049)	20,147	(85,829)
Cash flows from financing activities:
Long-term borrowings, net	(2,750)	(18,905)	1,585	(20,070)
Purchases and sales of noncontrolling interests, net	(4,662)	2,595	—	(2,067)
Distributions to noncontrolling interests	—	(117,890)	54,335	(63,555)
Dividend payment on common stock	(88,617)	—	—	(88,617)
Increase in cash held on behalf of noncontrolling interest holders and other	73,730	11,064	(21,732)	63,062

Net cash used in financing activities	(22,299)	(123,136)	34,188	(111,247)

Net cash provided by discontinued operations	—	1,725	—	1,725
Effect of exchange rate changes on cash	—	196	—	196

Net increase (decrease) in cash	(14,595)	50	—	(14,545)
Cash at the beginning of the period	42,025	7,410	—	49,435

Cash at the end of the period	$27,430	$7,460	$—	$34,890

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Non-Participating	Consolidation	Consolidated
Year Ended December 31, 2008	Guarantor	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$37,514	$124,826	$(69,688)	$92,652
Loss on discontinued operations	1,179	1,140	(1,140)	1,179
Changes in operating and intercompany assets and liabilities and noncash items included in net income	11,739	24,196	12,353	48,288

Net cash provided by operating activities	50,432	150,162	(58,475)	142,119
Cash flows from investing activities:
Purchases of property and equipment, net	(4,189)	(26,500)	—	(30,689)
Purchases of new businesses and equity interests, net	(64,192)	(107)	—	(64,299)
Other items, net	(5,202)	(3,084)	2,411	(5,875)

Net cash used in investing activities	(73,583)	(29,691)	2,411	(100,863)
Cash flows from financing activities:
Long-term borrowings, net	28,700	(12,051)	1,527	18,176
Purchases and sales of noncontrolling interests, net	(26,430)	—	—	(26,430)
Distributions to noncontrolling interests	—	(113,462)	56,948	(56,514)
Other items, net	(3,759)	770	(2,411)	(5,400)

Net cash provided by (used in) financing activities	(1,489)	(124,743)	56,064	(70,168)

Net cash provided by discontinued operations	—	1,638	—	1,638
Effect of exchange rate changes on cash	—	(49)	—	(49)

Net decrease in cash	(24,640)	(2,683)	—	(27,323)
Cash at the beginning of the period	66,665	10,093	—	76,758

Cash at the end of the period	$42,025	$7,410	$—	$49,435

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(22)	Selected Quarterly Financial Data (Unaudited)

	2010 Quarters
	First	Second	Third	Fourth

Net revenues	$137,871	$143,190	$141,392	$154,212
Income from continuing operations	25,442	30,697	25,875	27,642
Net income attributable to noncontrolling interests	(13,635)	(15,135)	(14,309)	(17,481)
Net income attributable to USPI’s common stockholder	12,011	15,887	11,848	2,347

	2009 Quarters
	First	Second	Third	Fourth

Net revenues	$150,178	$149,305	$145,025	$148,967
Income from continuing operations	21,402	32,522	53,254	24,757
Net income attributable to noncontrolling interests	(16,295)	(16,105)	(14,807)	(16,515)
Net income attributable to USPI’s common stockholder	5,687	16,752	38,704	8,523

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including case volumes, interest rates, acquisitions, changes in contracts, the timing of price changes, and financing activities. In addition, the Company has completed acquisitions and opened new facilities throughout 2009 and 2010, all of which significantly affect the comparability of net income from quarter to quarter. The results from 2009 have been adjusted to reflect the effects of discontinued operations that were reported in 2010.

(2)	Financial Statement Schedule

The following financial statement schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Balance at	Additions Charged to:				Balance at
	Beginning of	Costs and	Other		Other	End of
	Period	Expenses	Accounts	Deductions(2)	Items(3)	Period
	(In thousands)

Year ended December 31, 2008(1)	$12,721	$7,568	$—	$(9,063)	$318	$11,544
Year ended December 31, 2009(1)	11,544	8,958	—	(10,149)	(2,193)	8,160
Year ended December 31, 2010(1)	8,160	8,458	—	(8,742)	(395)	7,481

Valuation allowance for deferred tax assets

	Balance at	Additions Charged to:				Balance at
	Beginning of	Costs and	Other		Other	End of
	Period	Expenses	Accounts(4)	Deductions(5)	Items	Period
	(In thousands)

Year ended December 31, 2008	$37,822	$1,332	$(596)	$—	$—	$38,558
Year ended December 31, 2009	38,558	—	—	(31,193)	(4,082)	3,283
Year ended December 31, 2010	3,283	—	—	—	(2,598)	685

(1)	Includes amounts related to companies disposed of in 2008 through 2010.

(2)	Accounts written off.

(3)	Primarily beginning balances for purchased businesses and entities that were deconsolidated.

(4)	Recorded to goodwill

(5)	Reversal of deferred tax asset allowance (Note 13), recorded as a reduction of income tax expense.

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

S-1

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Consolidated Financial Statements
Years Ended June 30, 2010 and 2009
(With Independent Auditors’ Report Thereon)

1

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010 AND 2009

CONTENTS

REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT AUDITORS

To The Board of Managers
Texas Health Ventures Group, L.L.C.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in equity, and of cash flows present fairly, in all material respects, the financial position of Texas Health Ventures Group, L.L.C and Subsidiaries (the “Company”) at June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

December 8, 2010

TEXAS HEALTH VENTURES GROUP, L.L.C AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS —
JUNE 30, 2010 AND 2009

	2010	2009
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash	$522	$8,315
Patient receivables, net of allowance for doubtful accounts of $12,560 and $9,097 at June 30, 2010 and 2009, respectively	48,468	41,489
Due from affiliate (Note 9)	43,709	70,370
Supplies	8,903	7,570
Prepaid and other current assets	2,096	2,120

Total current assets	103,698	129,864
PROPERTY AND EQUIPMENT, net (Note 2)	170,428	141,603
OTHER LONG-TERM ASSETS:
Investments in unconsolidated affiliates (Note 4)	1,871	1,687
Goodwill and intangible assets, net (Note 6)	143,915	137,303
Other	1,051	633

Total assets	$420,963	$411,090

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,335	$13,063
Accrued expenses and other	16,504	14,316
Due to affiliates (Note 9)	—	3,119
Current portion of long-term obligations (Note 7)	12,887	12,856

Total current liabilities	45,726	43,354
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION (Note 7)	142,709	120,357
OTHER LIABILITIES	14,540	13,376

Total liabilities	202,975	177,087
NONCONTROLLING INTERESTS — REDEEMABLE	30,352	24,400
COMMITMENTS AND CONTINGENCIES (Notes 7, 8, 9 and 10)
EQUITY:
Members’ equity	172,091	194,591
Noncontrolling interests — nonredeemable	15,545	15,012

Total equity	187,636	209,603

Total liabilities and equity	$420,963	$411,090

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(In thousands)

REVENUES:
Net patient service revenue	$478,973	$424,071
Management and royalty fee income (Note 9)	600	588
Other income	517	532

Total revenues	480,090	425,191

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES (Note 4)	1,100	977

OPERATING EXPENSES:
Salaries, benefits, and other employee costs	102,498	92,664
Medical services and supplies	120,017	98,270
Management and royalty fees (Note 9)	19,181	17,021
Professional fees	3,348	3,880
Other operating expenses	65,665	59,491
Provision for doubtful accounts	15,283	12,420
Depreciation and amortization	19,635	18,898

Total operating expenses	345,627	302,644

Operating income	135,563	123,524
NONOPERATING INCOME (EXPENSES):
Interest expense	(13,680)	(13,251)
Interest income (Note 9)	338	640
Other income (expense), net	31	(252)

Income before income taxes	122,252	110,661
INCOME TAXES	(3,009)	(2,888)

Net income	119,243	107,773
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS — Redeemable	(57,886)	(52,871)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS — Nonredeemable	(4,444)	(3,889)

Net income attributable to the Company	$56,913	$51,013

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

						Noncontrolling
		Members’ Equity				Interests —
	Total	USP	BHS	BUMC	Total	Nonredeemable
	(In thousands)

Balance at June 30, 2008	$174,532	$79,798	$1,760	$78,360	$159,918	$14,614
Net income	54,902	25,434	604	24,975	51,013	3,889
Distributions to members	(19,934)	(8,132)	(222)	(7,986)	(16,340)	(3,594)
Purchase of noncontrolling interests	353	—	—	—	—	353
Sale of noncontrolling interests	(250)	—	—	—	—	(250)
Assign remaining BHS 1.1% interest in THVG to BUMC, effective June 30, 2009	—	—	(2,142)	2,142	—	—

Balance at June 30, 2009	209,603	97,100	—	97,491	194,591	15,012
Net income	61,357	28,400	—	28,513	56,913	4,444
Distributions to members	(87,059)	(41,368)	—	(41,534)	(82,902)	(4,157)
Contributions	4,766	2,238	—	2,247	4,485	281
Purchase of noncontrolling interests	495	(95)	—	(96)	(191)	686
Sales of noncontrolling interests	(1,526)	(402)	—	(403)	(805)	(721)

Balance at June 30, 2010	$187,636	$85,873	$—	$86,218	$172,091	$15,545

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,243	$107,773
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	15,283	12,420
Depreciation and amortization	19,635	18,898
Amortization of debt issue costs	5	4
Equity in earnings of unconsolidated affiliates, net of distributions received	(183)	(94)
Changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(20,815)	(7,988)
Due to affiliates, net	(3,119)	(97)
Supplies, prepaids, and other assets	(835)	(437)
Accounts payable and accrued expenses	2,829	(3,829)

Net cash provided by operating activities	132,043	126,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of new businesses and equity interests, net of cash received of $1,506 and $1,758 for 2010 and 2009, respectively	1,506	46
Sale of equity interests	—	25
Purchases of property and equipment	(16,842)	(6,611)
Sales of property and equipment	100	45
Change in deposits and notes receivables	43	—
Change in cash management balances with affiliate	26,229	(39,661)

Net cash provided by (used in) investing activities	11,036	(46,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	$9,988	$3,534
Payments on long-term obligations	(17,703)	(13,164)
Distributions to noncontrolling interest owners	(61,361)	(53,158)
Purchases of noncontrolling interests	(1,838)	(1,348)
Sales of noncontrolling interests	2,944	4,770
Distributions to members	(82,902)	(16,340)

Net cash used in financing activities	(150,872)	(75,706)

(DECREASE) INCREASE IN CASH	(7,793)	4,788
CASH, beginning of period	8,315	3,527

CASH, end of period	$522	$8,315

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$13,397	$13,441
Cash paid for income taxes	2,816	2,365
Noncash transactions:
Noncash assets contributed by Members (Note 3)	4,766	—
Assets acquired under capital leases	25,339	2,675

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Texas Health Ventures Group, L.L.C. and subsidiaries (THVG or the Company), a Texas limited liability company, was formed on January 21, 1997, for the primary purpose of developing, acquiring, and operating ambulatory surgery centers and related entities. Prior to June 29, 2008, Baylor Health Services (BHS), a Texas nonprofit corporation that is a controlled affiliate of Baylor Health Care System (BHCS), a Texas nonprofit corporation, owned 50.1% interest in THVG. On June 29, 2008, BHS distributed 49% of its existing 50.1% interest in THVG to Baylor University Medical Center (BUMC), a Texas nonprofit corporation whose sole member is BHCS. THVG is ultimately a subsidiary of BHCS through the combined ownership by BUMC and BHS (collectively referred to herein as Baylor). USP North Texas, Inc. (USP), a Texas corporation and subsidiary of United Surgical Partners International, Inc. (USPI), owns 49.9% of THVG. On June 30, 2009, BHS assigned its 1.1% remaining interest to BUMC. THVG’s fiscal year ends June 30. THVG’s subsidiaries’ fiscal years end December 31; however, the financial information of these subsidiaries included in these consolidated financial statements is as of and for the twelve months ended June 30, 2010 and 2009.

THVG owns equity interests in and operates ambulatory surgery centers, surgical hospitals, and related businesses in the Dallas/Fort Worth, Texas, metropolitan area. At June 30, 2010, THVG operated twenty-six facilities (the Facilities) under management contracts, twenty-five of which are consolidated for financial reporting purposes and one of which is accounted for under the equity method. In addition, THVG holds equity method investments in two partnerships that each own the real estate used by two of the Facilities.

THVG has been funded by capital contributions from its members and by cash distributions from the Facilities. The board of managers, which is controlled by Baylor, initiates requests for capital contributions. The Facilities’ operating agreements provide that cash flows available for distribution will be distributed at least quarterly to THVG and other owners of the Facilities.

THVG’s operating agreement provides that the board of managers determine, on at least a quarterly basis, if THVG should make a cash distribution based on a comparison of THVG’s excess cash on hand versus current and anticipated needs, including, without limitation, needs for operating expenses, debt service, acquisitions, and a reasonable contingency reserve. The terms of THVG’s operating agreement provide that any distributions, whether driven by operating cash flows or by other sources, such as the distribution of noncash assets or distributions in the event THVG liquidates, are to be shared according to each member’s overall ownership level in THVG. Those ownership levels were 50.1% for BUMC and 49.9% for USP as of June 30, 2010 and 2009.

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

Recently Adopted Accounting Pronouncements

Effective July 1, 2009, THVG adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations, (SFAS 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (SFAS 160). SFAS 141R and SFAS 160 are now included in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC), Topic 805, Business Combinations and Topic 810, Consolidations, respectively. The ASC is now the source of GAAP recognized by the FASB to be applied to nongovernmental entities.

Under ASC 805, THVG is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value at the acquisition date. ASC 805 further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, ASC 805 also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination.

ASC 810 now requires THVG to clearly identify and present ownership interests in subsidiaries held by parties other than THVG in the consolidated financial statements within the equity section but separate from THVG’s equity, except as noted below. It also requires the amounts of consolidated net income attributable to THVG and the noncontrolling interests to be clearly identified and presented on the face of the consolidated statement of income; changes in ownership interests to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary to be measured at fair value. The implementation of ASC 810 also results in the cash flow impact of certain transactions with noncontrolling interests being classified within financing activities, consistent with the view that under ASC 810 transactions between THVG (or its subsidiaries) and noncontrolling interests are considered to be equity transactions. These changes are summarized in the table below, along with the cash flow classifications of several similar types of transactions that did not change as a result of ASC 810:

	Before ASC 810	ASC 810

Changes in Cash Flow Classification:
Distributions of earnings paid to noncontrolling interests	Operating	Financing
Acquisitions or sales of equity interests in consolidated subsidiaries, no change of control	Investing	Financing
No Change in Cash Flow Classification:
Distributions of earnings received from unconsolidated affiliates	Operating	Operating
Returns of capital paid to noncontrolling interests	Financing	Financing
Returns of capital received from unconsolidated affiliates	Investing	Investing
Sales of equity interests in consolidated subsidiaries resulting in a change of control	Investing	Investing
Acquisitions or sales of equity interests in unconsolidated affiliates, no change of control	Investing	Investing
Acquisitions of equity interests in unconsolidated affiliates, resulting in change of control	Investing	Investing
Business combinations with no previous ownership by THVG	Investing	Investing

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As summarized below, THVG has retrospectively applied the classification requirements as required by ASC 810 to all periods presented. The effect of these changes on previously reported consolidated financial statements is as follows (in thousands):

June 30, 2009

Consolidated Balance Sheet
Total equity as previously reported	$194,591
Reclassification of nonredeemable noncontrolling interests to equity as required by ASC 810	15,012

Total equity as adjusted for ASC 810	$209,603

Consolidated Statement of Cash Flows
Net cash provided by operating activities as previously recorded	$73,765
Reclassification of distributions to noncontrolling interests to financing activities	52,885

Net cash provided by operating activities as adjusted for ASC 810	$126,650

Net cash used in investing activities as previously reported	$(42,734)
Reclassification of purchases and sales of noncontrolling interests to financing activities	(3,422)

Net cash used in investing activities as adjusted for ASC 810	$(46,156)

Net cash used in financing activities as previously reported	$(26,244)
Reclassifications of distributions to noncontrolling from interests from operating activities	(52,885)
Reclassifications of purchases and sales of noncontrolling interests from investing activities	3,423

Net cash used in financing activities as adjusted for ASC 810	$(75,706)

Upon the occurrence of various fundamental regulatory changes, THVG could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to THVG’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at THVG’s facilities and would be triggered by regulatory changes making the existing ownership structure illegal. While THVG is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of THVG. Accordingly, the noncontrolling interests subject to these repurchase provisions, and the income attributable to those interests, have been classified in the mezzanine, outside of equity, on THVG’s consolidated balance sheets.

The implementation of ASC 810 also had a significant impact on THVG’s statement of income format. Whereas in prior periods THVG’s consolidated statement of income listed “minority interests in the income of consolidated subsidiaries” above the “income tax expense” line item, that order is reversed under ASC 810, which requires that minority interests (now called “net income attributable to noncontrolling interests”) be listed below income tax expense. This change has no effect on the computation or amounts of THVG’s tax expense or payments.

Cash Equivalents

For purposes of the consolidated financial statements, THVG considers all highly liquid instruments with original maturities when purchased of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2010 or 2009.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Patient Receivables

Patient receivables are stated at estimated net realizable value. Significant concentrations of patient receivables at June 30, 2010 and 2009 include:

	2010	2009

Commercial and managed care providers	64%	65%
Government-related programs	18%	16%
Self-pay patients	18%	19%

	100%	100%

Receivables from government-related programs (i.e. Medicare and Medicaid) represent the only concentrated groups of credit risk for THVG and management does not believe that there are any credit risks associated with these receivables. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions, and do not represent any concentrated credit risk to THVG. THVG maintains allowances for uncollectible accounts for estimated losses resulting from the payors’ inability to make payments on accounts. THVG assesses the reasonableness of the allowance account based on historic write-offs, the aging of accounts and other current conditions. Furthermore, management continually monitors and adjusts the allowances associated with its receivables. Accounts are written off when collection efforts have been exhausted.

Supplies

Supplies, consisting primarily of pharmaceuticals and supplies inventories, are stated at cost, which approximates market value, and are expensed as used.

Property and Equipment

Property and equipment are initially recorded at cost or, when acquired as part of a business combination, at fair value at the date of acquisition. Depreciation is calculated on the straight line method over the estimated useful lives of the assets. Upon retirement or disposal of assets, the asset and accumulated depreciation accounts are adjusted accordingly, and any gain or loss is reflected in earnings or loss of the respective period. Maintenance costs and repairs are expensed as incurred; significant renewals and betterments are capitalized. Assets held under capital leases are classified as property and equipment and amortized using the straight line method over the shorter of the useful lives or the lease terms, and the related obligations are recorded as debt. Amortization of property and equipment held under capital leases and leasehold improvements is included in depreciation and amortization expense. THVG records operating lease expense on a straight-line basis unless another systematic and rational allocation is more representative of the time pattern in which the leased property is physically employed. THVG amortizes leasehold improvements, including amounts funded by landlord incentives or allowances, for which the related deferred rent is amortized as a reduction of lease expense, over the shorter of their economic lives or the lease term.

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates in which THVG exerts significant influence, but has less than a controlling ownership, are accounted for under the equity method. THVG exerts significant influence in the operations of its unconsolidated affiliates through representation on the governing bodies of the investees and additionally, with respect to the Facilities, through contracts to manage the operations of the investees.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Intangible Assets and Goodwill

Intangible assets consist of costs in excess of net assets acquired (goodwill), costs associated with the purchase of management service contract rights, and other intangibles. Most of these assets have indefinite lives. Accordingly, these assets are not amortized but are instead tested for impairment annually or more frequently if changing circumstances warrant. The amount by which the carrying amount would exceed fair value identified in a test for impairment would be recorded as an impairment loss in the consolidated statements of income. No such impairment was identified in 2010 or 2009. THVG amortizes intangible assets with definite useful lives over their respective useful lives to the estimated residual values and reviews them for impairment in the same manner as long-lived assets, as discussed below.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. In the event of impairment, measurement of the amount of impairment may be based on appraisal, fair values of similar assets or estimates of future discounted cash flows resulting from use and ultimate disposition of the asset. No such impairment was identified in 2010 or 2009.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs (Level 3), depending on the nature of the item being valued. The Company does not have financial assets and liabilities measured at fair value on a recurring basis at June 30, 2010. The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

The fair value of the Company’s long-term debt is determined by estimation of the discounted future cash flows of the debt at rates currently quoted or offered to a comparable company for similar debt instruments of comparable maturities by its lenders. At June 30, 2010, the aggregate carrying amount and estimated fair value of long-term debt were $41,174,000 and $38,705,000, respectively. At June 30, 2009, the aggregate carrying amount and estimated fair value of long-term debt were approximately $41,500,000 and $40,900,000, respectively.

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

Net patient service revenue from the Medicare and Medicaid programs accounted for approximately 12% and 9% of total net patient service revenue in 2010 and 2009, respectively.

Net patient service revenue from managed care contracts accounted for approximately 82% and 89% of net patient service revenue in 2010 and 2009, respectively.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net patient service revenue from private payors accounted for approximately 6% and 2% of total net patient service revenue in 2010 and 2009, respectively.

For facilities licensed as hospitals, federal regulations require the submission of annual cost reports covering medical costs and expenses associated with services provided to program beneficiaries. Medicare and Medicaid cost report settlements are estimated in the period services are provided to beneficiaries.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates with respect to the five THVG facilities licensed as hospitals may change as interpretations are clarified. These initial estimates are revised as needed until final cost reports are settled.

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

The Texas franchise tax applies to all THVG entities for any tax reports filed on or after January 1, 2008 and is reflected in the accompanying consolidated statements of income. Under the revised law, the tax is calculated on a margin base and is therefore reflected in THVG’s consolidated statements of income for the years ended June 30, 2010 and 2009 as income tax expense.

THVG follows the provisions of ASC 740, “Income Taxes”, which prescribes a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The impact on THVG’s financial statements resulting from the adoption of new provisions within ASC 740 on July 1, 2007 was not material.

As of June 30, 2010 and 2009, THVG had no gross unrecognized tax benefits. THVG files a partnership income tax return in the U.S. federal jurisdiction and a franchise tax return in the state of Texas. THVG is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2006. THVG has identified Texas as a “major” state taxing jurisdiction. THVG does not expect or anticipate a significant change over the next twelve months in the unrecognized tax benefits.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

2.	PROPERTY AND EQUIPMENT

At June 30, 2010 and 2009, property and equipment and related accumulated depreciation and amortization consisted of the following (in thousands):

	Estimated
	Useful Lives	2010	2009

Land	—	$612	$—
Buildings and leasehold improvements	5-25 years	145,242	114,414
Equipment	3-15 years	80,515	70,405
Furniture and fixtures	5-15 years	12,730	10,190
Construction in progress		3,441	1,536

		242,540	196,545
Less accumulated depreciation and amortization		(72,112)	(54,942)

Net property and equipment		$170,428	$141,603

At June 30, 2010 and 2009, assets recorded under capital lease arrangements included in property and equipment consisted of the following (in thousands):

	2010	2009

Buildings	$105,186	$81,271
Equipment and furniture	14,773	16,591

	119,959	97,862
Less accumulated amortization	(23,893)	(20,584)

Net property and equipment under capital leases	$96,066	$77,278

3.	CAPITAL CONTRIBUTIONS BY MEMBERS

As discussed in Note 1, THVG receives part of its funding through cash and capital contributions from its members. During 2010, THVG received noncash capital contributions consisting primarily of investments in partnerships that operate surgery centers in the Dallas/Fort Worth area. These noncash capital contributions, including THVG’s ownership in the investee, are as follows (in thousands):

	Ownership	Net Assets
Investee	Percentage	Contributed	Effective Date

DeSoto Surgicare Partners, Ltd. (DeSoto)	50.1%	$1,684	December 1, 2009
Physicians Surgical Center of Fort Worth, L.L.P. (FW Physicians)	50.13%	3,082	December 31, 2009

USP previously had a controlling interest in DeSoto and had an equity method investment (ASC 323) in FW Physicians through another subsidiary. On the effective dates listed above, USP sold 25.1% interest in DeSoto and 25.12% interest in FW Physicians to Baylor. Through the contributions of USP and Baylor, THVG obtained control of DeSoto and FW Physicians, and accounted for the acquisitions as business combinations in accordance with ASC 805. THVG recorded the contributions from Baylor at predecessor basis, as they were common control transactions between a parent and subsidiary. In this transaction, Baylor’s predecessor basis is the same as fair value since the transfer happened at the same time of the business combination for Baylor. THVG recorded the contributions from USP at fair value, based on an appraisal, as USP is a noncontrolling interest holder.

Concurrent with the contributions, THVG began managing the operations of these facilities. The results of these transactions are included in THVG’s consolidated results of operations from the date of contribution.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The assets acquired and liabilities assumed resulting from the above contributions are summarized as follows (in thousands):

	DeSoto	FW Physicians

Current assets	$649	$1,732
Property and equipment	2,678	2,180
Goodwill — Parent	402	2,547
Goodwill — Noncontrolling interests	—	372
Other noncurrent asset	3	—

Total assets acquired	3,732	6,831
Current liabilities	1,154	1,556
Long-term debt	178	250

Total liabilities assumed	1,332	1,806
Noncontrolling interests	716	1,943

Net assets acquired	$1,684	$3,082

4.	INVESTMENTS IN SUBSIDIARIES AND UNCONSOLIDATED AFFILIATES

THVG’s investments in consolidated subsidiaries and unconsolidated affiliates consisted of the following:

			Percentage Owned
			June 30,	June 30,
Legal Name	Facility	City	2010	2009

Consolidated subsidiaries(1):
Bellaire Outpatient Surgery Center, L.L.P.	Bellaire Surgery Center	Fort Worth	50.1%	50.1%
Dallas Surgical Partners, L.L.C.	Baylor Surgicare	Dallas	62.6	62.6
Dallas Surgical Partners, L.L.C.	Texas Surgery Center	Dallas	62.6	62.6
Dallas Surgical Partners, L.L.C.	Physicians Day Surgery Center	Dallas	62.6	62.6
Denton Surgicare Partners, Ltd.	Baylor Surgicare at Denton	Denton	50.1	50.1
Frisco Medical Center, L.L.P.	Baylor Medical Center at Frisco	Frisco	50.3	50.1
Garland Surgicare Partners, Ltd.	Baylor Surgicare at Garland	Garland	50.1	50.1
Grapevine Surgicare Partners, Ltd.	Baylor Surgicare at Grapevine	Grapevine	50.1	50.3
Lewisville Surgicare Partners, Ltd.	Baylor Surgicare at Lewisville	Lewisville	52.4	53.1
MSH Partners, L.L.C.	Mary Shiels Hospital	Dallas	31.7	42.4
North Central Surgical Center, L.L.P.	North Central Surgery Center	Dallas	32.2	32.2
North Garland Surgery Center, L.L.P.	North Garland Surgery Center	Garland	51.6	52.4
Rockwall/Heath Surgery Center, L.L.P.	Baylor Surgicare at Heath	Heath	50.2	50.1
Trophy Club Medical Center, L.P.	Trophy Club Medical Center	Fort Worth	51.2	52.5
Valley View Surgicare Partners, Ltd.	Baylor Surgicare at Valley View	Dallas	50.1	50.1
Fort Worth Surgicare Partners, Ltd.	Baylor Surgical Hospital of Fort Worth	Fort Worth	50.1	50.2
Arlington Surgicare Partners, Ltd.	Surgery Center of Arlington	Arlington	50.1	50.1
Rockwall Ambulatory Surgery Center, L.L.P.	Rockwall Surgery Center	Rockwall	50.1	50.1
Baylor Surgicare at Plano, L.L.C.	Baylor Surgicare at Plano	Plano	50.1	50.1
Metroplex Surgicare Partners, Ltd.	Metroplex Surgicare	Bedford	50.1	50.1
Arlington Orthopedic and Spine Hospitals, LLC	Arlington Hospital	Arlington	50.1	50.1
Baylor Surgicare at Granbury, LLC	Granbury Surgical Plaza	Granbury	51.8	50.6
Physicians Center of Fort Worth, L.L.P.	Baylor Surgicare at Fort Worth I & II	Fort Worth	50.1	—
DeSoto Surgicare, Ltd.	North Texas Surgery Center	Desoto	50.1	—
Baylor Surgicare at Mansfield, L.L.C.	Baylor Surgicare at Mansfield	Mansfield	51.0	—
Unconsolidated affiliates:
Denton Surgicare Real Estate, Ltd.	(2)	n/a	49.0	49.0
Irving-Coppell Surgical Hospital, L.L.P.	Irving-Coppell Surgical Hospital	Irving	18.3	8.3
MCSH Real Estate Investors, Ltd.	(2)	n/a	2.0	2.0

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(1)	List excludes holding companies, which are wholly owned by the Company and hold the Company’s investments in the Facilities.

(2)	These entities are not surgical facilities and do not have ownership in any surgical facilities.

Effective February 1, 2009, THVG acquired 50.63 membership units, a 50.63% equity interest, in Granbury Surgical Plaza (Granbury), for a purchase price of $805,000. Granbury, like the other facilities in which THVG invests, is operated by Baylor and USP through THVG, as described in Note 9.

Effective May 1, 2010, THVG assumed ownership of 51 membership units, a 51% equity interest, in Baylor Surgicare at Mansfield (Mansfield), for no consideration. Mansfield, like other facilities in which TVHG invests, is operated by Baylor and USP through THVG, as described in Note 9.

The following table summarizes the recorded values of the assets acquired and liabilities assumed at the dates of acquisition (in thousands):

	2010	2009
	Mansfield	Granbury Surgical Plaza

Current assets	$1,066	$2,454
Property and equipment	1,305	2,847
Goodwill — parent	1,705	3,916
Goodwill — noncontrolling interests	1,638	—
Long-term assets	—	14

Total assets acquired	5,714	9,231

Current liabilities	2,202	882
Long-term liabilities	950	1,776
Long-term debt	2,562	5,768

Total liabilities assumed	5,714	8,426

Net assets acquired	$—	$805

The acquisition of Mansfield was accounted for in accordance with ASC 805 and the acquisition method was applied. The acquisition was recorded at fair value, which resulted in goodwill for the parent and noncontrolling interest holders. Fair values for noncontrolling interest holders are estimated based on market multiples and discounted cash flow models which have been derived from the Company’s experience in acquiring surgical facilities, market participant assumptions and third party valuations it has obtained with respect to such transactions. The inputs used in these models are Level 3 inputs, which under GAAP, are significant unobservable inputs. Inputs into these models include expected revenue growth, expected gross margins and discount factors.

The acquisition of Granbury was accounted for using the purchase method of accounting and accordingly, the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.

The results of these acquisitions are included in THVG’s consolidated statements of income from the date of acquisition. Total acquisition costs included in professional fees on THVG’s consolidated statement of income for 2010 was $175,000.

5.	NONCONTROLLING INTERESTS

The Company controls and therefore consolidates the results of 25 of its 26 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the fiscal year ended June 30, 2010, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $1,838,000 and $2,944,000, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to the Company’s equity. The impact of these transactions is summarized as follows (in thousands):

Year Ended
June 30,
2010

Net income attributable to the Company	$56,913
Transfers to the noncontrolling interests:
Decrease in the Company’s equity for losses incurred related to sales of subsidiaries’ equity interests	(805)
Decrease in the Company’s equity for losses incurred related to purchases of subsidiaries’ equity interests	(192)

Net transfers to noncontrolling interests	(997)

Change in equity from net income attributable to the Company and transfers to noncontrolling interests	$55,916

As further described in Note 1, upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. As a result, these noncontrolling interests are not included as part of the Company’s equity and are carried as noncontrolling interests-redeemable on the Company’s consolidated balance sheets. The activity for the years ended June 30, 2010 and 2009 is summarized below (in thousands):

Balance, June 30, 2008	$15,296
Net income attributable to noncontrolling interests	52,870
Distributions to noncontrolling interests	(49,564)
Purchases of noncontrolling interests	(1,701)
Sales of noncontrolling interests	4,990
Noncontrolling interests attributable to business combinations	2,509

Balance, June 30, 2009	24,400

Net income attributable to noncontrolling interests	57,886
Distributions to noncontrolling interests	(57,204)
Purchases of noncontrolling interests	(1,860)
Sales of noncontrolling interests	4,471
Noncontrolling interests attributable to business combinations	2,659

Balance, June 30, 2010	$30,352

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

6.	GOODWILL AND INTANGIBLE ASSETS

At June 30, 2010 and 2009, goodwill and intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	2010	2009

Goodwill — parent	$140,707	$136,119
Goodwill — noncontrolling interests	2,010	—
Other intangible assets	1,198	1,184

Total	$143,915	$137,303

The following is a summary of changes in the carrying amount of goodwill for the years ended June 30, 2010 and 2009 (in thousands):

		Noncontrolling
	Parent	Interests

Balance, June 30, 2008	$130,137	$—
Additions:
Acquisition of Granbury	3,916	—
Purchase of additional interests in USPD	1,121	—
Additional contribution from BHS for the Metroplex acquisition	107	—
Other	838	—

Balance, June 30, 2009	136,119	—
Additions:
Contribution of DeSoto	402	—
Contribution of FW Physicians	2,547	372
Acquisition of Mansfield	1,705	1,638
Other	(66)	—

Balance, June 30, 2010	$140,707	$2,010

As described in Note 1, with the adoption of ASC 805 and ASC 810 effective July 1, 2009, goodwill additions resulting from business combinations are recorded and assigned to the parent and noncontrolling interests.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. THVG records interest expense related to debt issuance costs on a straight-line basis over the term of the debt obligation, which approximates the effective interest method. The agreements underlying THVG’s management contract assets have no determinable termination date and, consequently, the related intangible assets have indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment at least annually. No impairment was identified in 2010 or 2009.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of other intangible assets at June 30, 2010 and 2009 (in thousands):

	June 30, 2010
	Gross Carrying	Accumulated
	Amount	Amortization	Total

Definite useful lives:
Debt issue costs	$104	$(55)	$49
Indefinite useful lives:
Management contracts	1,149	—	1,149

Total intangible assets	$1,253	$(55)	$1,198

	June 30, 2009
	Gross Carrying	Accumulated
	Amount	Amortization	Total

Definite useful lives:
Debt issue costs	$84	$(50)	$34
Indefinite useful lives:
Management contracts	1,150	—	1,150

Total intangible assets	$1,234	$(50)	$1,184

Amortization of debt issue costs in the amount of approximately $5,000 and $4,000 are included in interest expense for the years ended June 30, 2010 and 2009, respectively.

7.	LONG-TERM OBLIGATIONS

At June 30, 2010 and 2009, long-term obligations consisted of the following (in thousands):

	2010	2009

Capital lease obligations (Note 8)	$114,422	$91,679
Notes payable to financial institutions	41,174	41,534

Total long-term obligations	155,596	133,213
Less current portion	(12,887)	(12,856)

Long-term obligations, less current portion	$142,709	$120,357

The aggregate maturities of notes payable for each of the five years subsequent to June 30, 2010 and thereafter are as follows (in thousands):

2011	$9,750
2012	9,810
2013	7,062
2014	5,219
2015	3,279
Thereafter	6,054

Total long-term obligations	$41,174

The Facilities have notes payable to financial institutions which mature at various dates through 2016 and accrue interest at fixed and variable rates ranging from 3% to 9%. Each note is collateralized by certain assets of the respective Facility.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Capital lease obligations are collateralized by underlying real estate or equipment and have interest rates ranging from 2% to 13.9%.

8.	LEASES

The Facilities lease various office equipment, medical equipment, and office space under a number of operating lease agreements, which expire at various times through the year 2030. Such leases do not involve contingent rentals, nor do they contain significant renewal or escalation clauses. Office leases generally require the Facilities to pay all executory costs (such as property taxes, maintenance and insurance).

Minimum future payments under noncancelable leases with remaining terms in excess of one year as of June 30, 2010 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

Year ending June 30:
2011	$15,276	$12,992
2012	14,936	12,649
2013	14,536	11,060
2014	14,192	10,377
2015	14,506	10,435
Thereafter	180,738	78,524

Total minimum lease payments	254,184	$136,037

Amount representing interest	(139,760)

Total principal payments	$114,424

Total rent expense under operating leases was approximately $14,702,000 and $13,149,000 for the years ended June 30, 2010 and 2009, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.

9.	RELATED-PARTY TRANSACTIONS

THVG operates the Facilities under management and royalty contracts, and THVG in turn is managed by Baylor and USP, resulting in THVG incurring management and royalty fee expense payable to Baylor and USP in amounts equal to the management and royalty fee income THVG receives from the Facilities. THVG’s management and royalty fee income from the facilities it consolidates for financial reporting purposes eliminates in consolidation with the facilities’ expense and therefore is not included in THVG’s consolidated revenues. THVG’s management and royalty fee income from facilities which are not consolidated was approximately $600,000 and $588,000 for the years ended June 30, 2010 and 2009, respectively, and is included in the consolidated revenues of THVG.

The management and royalty fee expense to Baylor and USP was approximately $19,181,000 and $17,021,000 for the years ended June 30, 2010 and 2009, respectively, and is reflected in operating expenses in THVG’s consolidated statements of income. Of the total, 64.3% and 34.0% represent management fees payable to USP and Baylor, respectively, and 1.7% represents royalty fees payable to Baylor.

Under the management and royalty agreements, the Facilities pay THVG an amount ranging from 4.5% to 7% of their net patient service revenue less provision for doubtful accounts annually, subject, in some cases, to an annual cap. Management and royalty fees and other reimbursable costs owed by THVG and its Facilities to USP and Baylor totaled approximately $0 and $3,119,000 at June 30, 2010 and 2009, respectively, and are included in due to affiliates in the accompanying consolidated balance sheets.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In addition, a subsidiary of USPI frequently pays bills on behalf of THVG and has custody of substantially all of THVG’s excess cash, paying THVG and the Facilities interest income on the net balance at prevailing market rates. Amounts held by USPI on behalf of THVG and the facilities totaled $43,709,000 and $70,370,000 at June 30, 2010 and 2009, respectively. The interest income amounted to $338,000 and $640,000 for the years ended June 30, 2010 and 2009, respectively.

10.	COMMITMENTS AND CONTINGENCIES

Financial Guarantees

THVG guarantees portions of the indebtedness of its investees to third-parties, which could potentially require THVG to make maximum aggregate payments totaling approximately $10,574,000. Of the total, $8,165,000 relates to the obligations of five consolidated subsidiaries, whose obligations are included in THVG’s consolidated balance sheet and related disclosures, and the remaining $2,409,000 relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in THVG’s consolidated balance sheet and related disclosures. These arrangements (a) consist of guarantees of real estate and equipment financing, (b) are collateralized by all or a portion of the investees’ assets, (c) require payments by THVG in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2021, or earlier if certain performance targets are met, and (e) provide no recourse for THVG to recover any amounts from third-parties. The fair value of the guarantee liability was not material to the consolidated financial statements and, therefore, no amounts were recorded at June 30, 2010 related to these guarantees. When THVG incurs guarantee obligations that are disproportionately greater than the guarantees provided by the investee’s other owners, THVG charges the investee a fair market value fee based on the value of the contingent liability THVG is assuming.

Litigation and Professional Liability Claims

In their normal course of business, the Facilities are subject to claims and lawsuits relating to patient treatment. THVG believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements. USPI, on behalf of THVG and each of the Facilities, maintains professional liability insurance that provides coverage on a claims-made basis of $1,000,000 per incident and $11,000,000 in annual aggregate amount with retroactive provisions upon policy renewal. Certain of THVG’s insurance policies have deductibles and contingent premium arrangements. THVG believes that the expense recorded through June 30, 2010, which was estimated based on historical claims, adequately provides for its exposure under these arrangements. Additionally, from time to time, THVG may be named as a party to other legal claims and proceedings in the ordinary course of business. THVG is not aware of any such claims or proceedings that have more than a remote chance of having a material adverse impact on THVG.

11.	SUBSEQUENT EVENTS

THVG regularly engages in exploratory discussions or enters into letters of intent with various entities regarding possible joint ventures, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation.

Effective July 1, 2010, THVG acquired 51% in Metrocrest Surgery Center, LP for approximately $4 million.

THVG has performed an evaluation of subsequent events through December 8, 2010, which is the date the consolidated financials statements were available to be issued.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Consolidated Financial Statements
Years Ended June 30, 2009 and 2008
(With Independent Auditors’ Reports Thereon)

REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT AUDITORS

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

/s/  PricewaterhouseCoopers LLP

October 28, 2009

Report of Ernst & Young LLP, Independent Auditors

The Board Managers
Texas Health Ventures Group, L.L.C.

We have audited the accompanying consolidated balance sheet of Texas Health Ventures Group, L.L.C. and subsidiaries (the Company) as of June 30, 2008, and the related consolidated statements of income, members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Health Ventures Group, L.L.C. and subsidiaries at June 30, 2008, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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
COMMITMENTS AND CONTINGENCIES(Notes 7, 8, and 9)
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

Receivables from government-related programs (i.e. Medicare and Medicaid) represent the only concentrated groups of credit risk for THVG and management does not believe that there is any credit risks associated with these receivables. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions, and do not represent any concentrated credit risk to THVG. THVG maintains allowances for uncollectible accounts for estimated losses resulting from the payors’ inability to make payments on accounts. THVG assesses the reasonableness of the allowance account based on historic write-offs, the aging of accounts and other current conditions. Furthermore, management continually monitors and adjusts the allowances associated with its receivables. Accounts are written off when collection efforts have been exhausted.

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

(4) Exhibits:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of January 27, 2006, by and among United Surgical Partners International, Inc., Peak ASC Acquisition Corp. and Surgis, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 31, 2006 and incorporated herein by reference).(1)
2.2	Agreement and Plan of Merger, dated as of January 7, 2007, by and among the Company, UNCN Holdings, Inc. and UNCN Acquisition Corp. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2007 and incorporated herein by reference).(1)
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1(A) to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.1(B) to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
4.1	Indenture governing 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinated Toggle Note due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee. (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
4.2	Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
10.1	Credit Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending., Inc. and UBS Securities LLC, as Co-Documentation Agents.(1)
10.2	Amendment No. 1 to that certain Credit Agreement dated as of April 19, 2007, among United Surgical Partners International, Inc., USPI Holdings, Inc., as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending, Inc. and UBS Securities LLC, as Co-Documentation Agents (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2009 and incorporated herein by reference).(1)
10.3	Guarantee and Collateral Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, the subsidiaries of the Company identified therein and Citibank, N.A., as Collateral Agent.(1)
10.4	Employment Agreement, dated as of April 19, 2007, by and between the Company and Donald E. Steen (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.5	Employment Agreement, dated as of April 19, 2007, by and between the Company and William H. Wilcox (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.6	Employment Agreement, dated as of April 19, 2007, by and between the Company and Brett P. Brodnax (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.7	Employment Agreement, dated as of April 19, 2007, by and between the Company and Niels P. Vernegaard (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.8	Employment Agreement, dated as of April 19, 2007, by and between the Company and Mark A. Kopser (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.9	Employment Agreement, dated as of April 21, 2009, by and between the Company and Philip A. Spencer.(2)(3)
10.10	USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (No. 333-144337) and incorporated herein by reference).(1)(3)

Exhibit
Number	Description

10.11	First Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2009 and incorporated herein by reference).(1)(3)
10.12	Amended and Restated Deferred Compensation Plan (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2009 and incorporated herein by reference).(1)(3)
10.13	Form of Indemnification Agreement between United Surgical Partners International, Inc. and its directors and officers (previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).(1)(3)
21.1	List of the Company’s subsidiaries.(2)
24.1	Power of Attorney — Donald E. Steen(2)
24.2	Power of Attorney — Joel T. Allison(2)
24.3	Power of Attorney — Michael E. Donovan(2)
24.4	Power of Attorney — John C. Garrett, M.D.(2)
24.5	Power of Attorney — D. Scott Mackesy(2)
24.6	Power of Attorney — James Ken Newman(2)
24.7	Power of Attorney — Boone Powell, Jr.(2)
24.8	Power of Attorney — Paul B. Queally(2)
24.9	Power of Attorney — Raymond A. Ranelli(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed.

(2)	Filed herewith.

(3)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

By:	/s/ William H. Wilcox
William H. Wilcox
President, Chief Executive Officer and Director

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

* Donald E. Steen	Chairman of the Board	February 25, 2011

/s/ William H. Wilcox William H. Wilcox	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/s/ Mark A. Kopser Mark A. Kopser	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/s/ J. Anthony Martin J. Anthony Martin	Vice President, Corporate Controller And Chief Accounting Officer (Principal Accounting Officer)	February 25, 2011

* Joel T. Allison	Director	February 25, 2011

* Michael E. Donovan	Director	February 25, 2011

* John C. Garrett, M.D.	Director	February 25, 2011

* D. Scott Mackesy	Director	February 25, 2011

* James Ken Newman	Director	February 25, 2011

* Boone Powell, Jr.	Director	February 25, 2011

Signature	Title	Date

* Paul B. Queally	Director	February 25, 2011

* Raymond A. Ranelli	Director	February 25, 2011

*	John J. Wellik, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

By:	/s/ John J. Wellik
John J. Wellik
Attorney-in-fact

Date: February 25, 2011

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of January 27, 2006, by and among United Surgical Partners International, Inc., Peak ASC Acquisition Corp. and Surgis, Inc. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 31, 2006 and incorporated herein by reference).(1)
2.2	Agreement and Plan of Merger, dated as of January 7, 2007, by and among the Company, UNCN Holdings, Inc. and UNCN Acquisition Corp. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2007 and incorporated herein by reference).(1)
3.1	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3.1(A) to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.1(B) to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
4.1	Indenture governing 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinated Toggle Note due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee. (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
4.2	Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)
10.1	Credit Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending., Inc. and UBS Securities LLC, as Co-Documentation Agents.(1)
10.2	Amendment No. 1 to that certain Credit Agreement dated as of April 19, 2007, among United Surgical Partners International, Inc., USPI Holdings, Inc., as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending, Inc. and UBS Securities LLC, as Co-Documentation Agents (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2009 and incorporated herein by reference).(1)
10.3	Guarantee and Collateral Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, the subsidiaries of the Company identified therein and Citibank, N.A., as Collateral Agent.(1)
10.4	Employment Agreement, dated as of April 19, 2007, by and between the Company and Donald E. Steen (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.5	Employment Agreement, dated as of April 19, 2007, by and between the Company and William H. Wilcox (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.6	Employment Agreement, dated as of April 19, 2007, by and between the Company and Brett P. Brodnax (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.7	Employment Agreement, dated as of April 19, 2007, by and between the Company and Niels P. Vernegaard (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.8	Employment Agreement, dated as of April 19, 2007, by and between the Company and Mark A. Kopser (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)
10.9	Employment Agreement, dated as of April 21, 2009, by and between the Company and Philip A. Spencer.(2)(3)
10.10	USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (No. 333-144337) and incorporated herein by reference).(1)(3)

Exhibit
Number	Description

10.11	First Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2009 and incorporated herein by reference).(1)(3)
10.12	Amended and Restated Deferred Compensation Plan (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2009 and incorporated herein by reference).(1)(3)
10.13	Form of Indemnification Agreement between United Surgical Partners International, Inc. and its directors and officers (previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).(1)(3)
21.1	List of the Company’s subsidiaries.(2)
24.1	Power of Attorney — Donald E. Steen(2)
24.2	Power of Attorney — Joel T. Allison(2)
24.3	Power of Attorney — Michael E. Donovan(2)
24.4	Power of Attorney — John C. Garrett, M.D.(2)
24.5	Power of Attorney — D. Scott Mackesy(2)
24.6	Power of Attorney — James Ken Newman(2)
24.7	Power of Attorney — Boone Powell, Jr.(2)
24.8	Power of Attorney — Paul B. Queally(2)
24.9	Power of Attorney — Raymond A. Ranelli(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Previously filed.

(2)	Filed herewith.

(3)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.