Form 10-Q
period 2011-03-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2011-05-03
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

The number of shares of Common Stock of the Registrant outstanding at May 3, 2011 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note: Items 1A, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
United Surgical Partners International, Inc.:

We have reviewed the accompanying consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of March 31, 2011, and the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for the three-month periods ended March 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Dallas, Texas
May 3, 2011

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands — except share data)

ASSETS
Cash and cash equivalents	$44,568	$60,253
Accounts receivable, net of allowance for doubtful accounts of $7,220 and $7,481, respectively	46,860	50,082
Other receivables	25,818	15,242
Inventories of supplies	8,840	9,191
Deferred tax asset, net	14,747	14,961
Prepaids and other current assets	22,730	14,682

Total current assets	163,563	164,411
Property and equipment, net	199,238	202,260
Investments in unconsolidated affiliates	391,796	393,561
Goodwill	1,278,368	1,268,663
Intangible assets, net	318,588	319,213
Other assets	22,349	24,631

Total assets	$2,373,902	$2,372,739

LIABILITIES AND EQUITY
Accounts payable	$21,302	$23,488
Accrued salaries and benefits	20,779	26,153
Due to affiliates	112,491	116,104
Accrued interest	18,629	8,714
Current portion of long-term debt	24,523	22,386
Other current liabilities	63,961	67,815

Total current liabilities	261,685	264,660
Long-term debt, less current portion	1,020,516	1,047,440
Other long-term liabilities	27,889	26,615
Deferred tax liability, net	132,900	131,205

Total liabilities	1,442,990	1,469,920
Noncontrolling interests — redeemable (Note 4)	84,875	81,668
Equity:
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	782,703	784,573
Accumulated other comprehensive loss	(55,591)	(66,351)
Retained earnings	84,256	68,535

Total USPI stockholder’s equity	811,368	786,757
Noncontrolling interests — non-redeemable (Note 4)	34,669	34,394

Total equity	846,037	821,151

Total liabilities and equity	$2,373,902	$2,372,739

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
	(Unaudited — in thousands)

Revenues:
Net patient service revenues	$127,666	$120,448
Management and contract service revenues	17,276	15,129
Other revenues	2,148	2,294

Total revenues	147,090	137,871
Equity in earnings of unconsolidated affiliates	17,932	14,288
Operating expenses:
Salaries, benefits, and other employee costs	39,461	37,263
Medical services and supplies	24,418	24,426
Other operating expenses	23,832	22,056
General and administrative expenses	9,780	8,549
Provision for doubtful accounts	1,746	1,882
Net (gain) loss on deconsolidations, disposals and impairments	(499)	316
Depreciation and amortization	7,328	7,303

Total operating expenses	106,066	101,795

Operating income	58,956	50,364
Interest income	171	364
Interest expense	(17,205)	(17,974)
Other, net	72	335

Total other expense, net	(16,962)	(17,275)

Income from continuing operations before income taxes	41,994	33,089
Income tax expense	(9,868)	(7,647)

Income from continuing operations	32,126	25,442
Discontinued operations, net of tax (Note 2):
Income from discontinued operations	1	204
Loss on disposal of discontinued operations	(694)	—

Total earnings (loss) from discontinued operations	(693)	204

Net income	31,433	25,646
Less: Net income attributable to noncontrolling interests	(15,712)	(13,635)

Net income attributable to USPI’s common stockholder	$15,721	$12,011

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$16,419	$11,772
Earnings (loss) from discontinued operations, net of tax	(698)	239

Net income attributable to USPI’s common stockholder	$15,721	$12,011

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(Unaudited — in thousands)

Net income	$31,433	$25,646
Other comprehensive income:
Foreign currency translation adjustments	9,509	(14,588)
Unrealized gain on interest rate swaps, net of tax	1,251	300

Total other comprehensive income (loss)	10,760	(14,288)

Comprehensive income	42,193	11,358
Comprehensive income attributable to noncontrolling interests	(15,712)	(13,635)

Comprehensive income (loss) attributable to USPI’s common stockholder	$26,481	$(2,277)

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statement of Changes in Equity
For the Three Months Ended March 31, 2011

		USPI’s Common Stockholder
						Accumulated
					Additional	Other		Noncontrolling
		Comprehensive	Outstanding		Paid-in	Comprehensive	Retained	Interests
	Total	Income (Loss)	Shares	Par Value	Capital	Loss	Earnings	Non-Redeemable
	(Unaudited — in thousands, except share amounts)

Balance, December 31, 2010	$821,151	$—	100	$—	$784,573	$(66,351)	$68,535	$34,394
Distributions to noncontrolling interests	(1,578)	—	—	—	—	—	—	(1,578)
Purchases of noncontrolling interests	(23)	—	—	—	4	—	—	(27)
Sales of noncontrolling interests	(2,052)	—	—	—	(2,324)	—	—	272
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	450	—	—	—	450	—	—	—
Comprehensive income:
Net income	17,329	15,721	—	—	—	—	15,721	1,608
Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax	1,251	1,251	—	—	—	1,251	—	—
Foreign currency translation adjustments	9,509	9,509	—	—	—	9,509	—	—

Other comprehensive income	10,760	10,760	—	—	—	—	—	—

Comprehensive income	28,089	$26,481	—	—	—	—	—	1,608

Balance, March 31, 2011	$846,037		100	$—	$782,703	$(55,591)	$84,256	$34,669

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	Unaudited — in thousands)

Cash flows from operating activities:
Net income	$31,433	$25,646
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (earnings) from discontinued operations	693	(204)
Provision for doubtful accounts	1,746	1,882
Depreciation and amortization	7,328	7,303
Amortization of debt issue costs	887	790
Deferred income taxes	2,209	3,729
Net (gain) loss on deconsolidations, disposals and impairments	(499)	316
Equity in earnings of unconsolidated affiliates, net of distributions received	7,193	1,412
Equity-based compensation	443	415
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	1,425	1,548
Other receivables	(6,846)	(1,455)
Inventories of supplies, prepaids and other current assets	(2,904)	(2,754)
Accounts payable and other current liabilities	(3,029)	(234)
Long-term liabilities	1,478	230

Net cash provided by operating activities	41,557	38,624

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(7,161)	(1,067)
Proceeds from sales of businesses and equity interests	2,628	1,720
Purchases of property and equipment	(7,047)	(8,148)
Purchases of marketable securities	(5,000)	—
Returns of capital from unconsolidated affiliates	545	461
(Increase) decrease in deposits and notes receivable	2,985	(1,503)

Net cash used in investing activities	(13,050)	(8,537)

Cash flows from financing activities:
Proceeds from long-term debt	5,431	3,089
Payments on long-term debt	(30,862)	(10,909)
Decrease in cash held on behalf of unconsolidated affiliates	(3,727)	(5,027)
Purchases and sales of noncontrolling interests, net	468	651
Distributions to noncontrolling interests	(15,517)	(14,064)

Net cash used in financing activities	(44,207)	(26,260)

Cash flows of discontinued operations:
Operating cash flows	—	795
Investing cash flows	—	(501)
Financing cash flows	—	(135)

Net cash provided by discontinued operations	—	159
Effect of exchange rate changes on cash and cash equivalents	15	(85)

Net (decrease) increase in cash and cash equivalents	(15,685)	3,901
Cash and cash equivalents at beginning of period	60,253	34,890

Cash and cash equivalents at end of period	$44,568	$38,791

Supplemental information:
Interest paid	$6,445	$7,276
Income taxes paid	12,902	3,503
Non-cash transactions:
Assets acquired under capital lease obligations	$579	$1,278

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of ambulatory surgery centers, surgical hospitals and related businesses in the United States and the United Kingdom. At March 31, 2011, the Company, headquartered in Dallas, Texas, operated 191 short-stay surgical facilities. Of these 191 facilities, the Company consolidates the results of 58 and accounts for 133 under the equity method. The Company operates in two countries, with 186 of its 191 facilities located in the United States of America; the remaining five facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At March 31, 2011, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 134 of the Company’s 186 U.S. facilities and also providing a framework for the construction or acquisition of additional facilities in the future. All of the Company’s U.S. facilities include physician owners.

Global Healthcare Partners Limited (Global), a USPI subsidiary incorporated in England, manages and owns three surgical hospitals and an oncology center in the greater London area and a diagnostic and surgery center in Edinburgh, Scotland.

The Company is subject to changes in government legislation that could impact Medicare, Medicaid, and foreign government reimbursement levels and is also subject to increased levels of managed care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s December 31, 2010 Form 10-K. It is management’s opinion that the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the 2011 presentation. Net operating results have not been affected by these reclassifications.

(2)	Discontinued Operations and Other Dispositions

Sales of consolidated subsidiaries in which the Company has no continuing involvement are classified as discontinued operations, as are consolidated subsidiaries that are held for sale. The gains or losses on these transactions are classified within discontinued operations in the Company’s consolidated statements of income. Also, the Company has reclassified its historical results of operations to remove the operations of these entities from its revenues and expenses, collapsing the net income or loss from these operations into a single line within discontinued operations.

Discontinued operations consist of an endoscopy business and surgical facility, which were sold in December 2010 and two investments in surgery centers that were designated as held for sale at December 31, 2010 and were sold in February 2011. The estimated net loss on disposal of these operations was recorded in the fourth quarter of 2010 and adjusted in the first quarter of 2011.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Revenues	$575	$6,972

Income from discontinued operations before income taxes	$1	$313
Income tax expense	—	(109)

Income from discontinued operations	$1	$204

Loss on disposal of discontinued operations before income taxes	$(1,174)	$—
Income tax benefit	480	—

Total loss from disposal of discontinued operations	$(694)	$—

(3)	Investments in Unconsolidated Affiliates

The Company’s facilities are generally operated through separate legal entities in which the Company holds an equity interest. Other investors include physicians who utilize the facility and, in a majority of cases, a local not-for-profit health system.

The Company controls 58 of these entities and therefore consolidates their results. However, the Company accounts for an increasing majority (133 of its 191 facilities at March 31, 2011) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity. The majority of these investments are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Unconsolidated facilities operated at period-end	133	110
Income statement information:
Revenues	$347,815	$294,700
Operating expenses:
Salaries, benefits, and other employee costs	84,895	72,221
Medical services and supplies	79,802	69,211
Other operating expenses	83,472	69,910
Gain on assets disposals, net	(412)	(40)
Depreciation and amortization	15,478	12,979

Total operating expenses	263,235	224,281

Operating income	84,580	70,419
Interest expense, net	(7,300)	(6,123)
Other, net	(13)	(488)

Income before income taxes	$77,267	$63,808

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Balance sheet information:
Current assets	$282,115	$260,015
Noncurrent assets	567,853	438,956
Current liabilities	164,634	152,105
Noncurrent liabilities	402,884	303,139

The Company regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the three months ended March 31, 2011, these transactions resulted in a net cash outflow of approximately $6.0 million, which is summarized as follows:

Effective Date	Facility Location	Amount

Investments
January 2011	Dallas, Texas(1)	$1.3 million
January 2011	Rancho Mirage, California(2)	0.5 million
January 2011	Edinburgh, Scotland(3)	1.1 million
March 2011	Plano, Texas(4)	1.9 million
March 2011	Oklahoma City, Oklahoma(5)	1.2 million

Total		$6.0 million

(1)	Represents additional capital the Company contributed to a joint venture with one of the Company’s not-for-profit hospital partners, which the joint venture used to acquire an equity interest in this facility. The Company already was providing management services to the facility. The remainder of this facility is owned by local physicians.

(2)	Acquisition of additional equity interest in a surgical facility in which the Company already held an investment. This facility is jointly owned with physicians and continues to be accounted for under the equity method.

(3)	Acquisition of a 50% noncontrolling interest in diagnostic and surgery facility in which the Company had no previous involvement.

(4)	Represents additional capital the Company contributed to a joint venture with one of the Company’s not-for-profit hospital partners, which the joint venture used to acquire an equity interest in this facility. The remainder of this facility is owned by local physicians. The Company also acquired the right to manage this facility.

(5)	Represents additional capital the Company contributed to a facility in which it holds an equity interest.

(4)	Noncontrolling Interests

The Company controls and therefore consolidates the results of 58 of its 191 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

During the three months ended March 31, 2011, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $0.2 million and $0.7 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Net income attributable to USPI	$15,721	$12,011
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(2,324)	(2,950)
Increase (decrease) in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	4	(28)

Net transfers to noncontrolling interests	(2,320)	(2,978)

Change in equity from net income attributable to USPI and transfers to noncontrolling interests	$13,401	$9,033

Upon the occurrence of certain fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership structure illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions, and the income attributable to those interests, have been classified outside of equity and are carried as “noncontrolling interests — redeemable” on the Company’s consolidated balance sheets. The activity for the three months ended March 31, 2011 and 2010 is summarized below (in thousands):

Noncontrolling
Interests —
Redeemable-2011

Balance, December 31, 2010	$81,668
Net income attributable to noncontrolling interests	14,104
Distributions to noncontrolling interests	(13,939)
Purchases of noncontrolling interests	(145)
Sales of noncontrolling interests	3,187

Balance, March 31, 2011	$84,875

Noncontrolling
Interests —
Redeemable-2010

Balance, December 31, 2009	$63,865
Net income attributable to noncontrolling interests	12,128
Distributions to noncontrolling interests	(12,452)
Purchases of noncontrolling interests	(195)
Sales of noncontrolling interests	3,708
Deconsolidation of noncontrolling interests and other	75

Balance, March 31, 2010	$67,129

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

(5)	Other Investments

The consolidated financial statements include the financial statements of USPI and its wholly-owned and controlled subsidiaries. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights. At March 31, 2011, the Company consolidated one entity in accordance with this accounting guidance.

This entity operates and manages seven surgical facilities in the Houston, Texas area. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company has lent the entity funds to purchase surgical facilities, but the Company does not have full recourse to the entity’s other owner with respect to repayment of the loans. As the entity earns management fees and receives cash distributions of earnings from the surgical facilities, a portion of those proceeds are used to repay the loans prior to being eligible for distribution to the entity’s other owner. At March 31, 2011 and 2010, $7.9 million and $11.2 million, respectively, of such advances are outstanding and are included in other long-term assets. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the three months ended March 31, 2011 or 2010. At March 31, 2011 and 2010, the total assets of this entity were $79.6 million and $54.3 million, and the total liabilities owed to third parties were $20.6 million and $33.3 million, respectively. Such amounts are included in the accompanying consolidated balance sheets.

The Company also has investments in two unconsolidated variable interest entities in which it is not considered the primary beneficiary. These entities own real estate and fixed assets that are leased to various surgical facilities. The total assets of these entities were $6.6 million and $8.7 million, and the total liabilities of these entities were $7.8 million and $8.7 million at March 31, 2011 and 2010, respectively. The Company’s investment in these entities and maximum exposure to loss as a result of its involvement with these entities is not material. The Company did not provide any financial or other support to these entities that it was not previously contractually required to provide during the three months ended March 31, 2011 or 2010.

(6)	Interest Rate Swaps

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

In order to manage the Company’s interest rate risk related to a portion of its variable-rate U.K. debt, on February 29, 2008, the Company entered into an interest rate swap agreement for a notional amount of £20.0 million

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

($32.1 million). The interest rate swap required the Company to pay 4.99% and it received interest at a variable rate of three-month GBP-LIBOR. The interest rate swap matured on March 31, 2011.

The Company entered into a new interest swap effective March 31, 2011 for a notional amount of £18.0 million ($28.9 million). The interest rate swap requires the Company to pay 1.45% and to receive interest at a variable rate of three-month GBP-LIBOR (currently 0.8%), and is reset quarterly. No collateral is required under the interest rate swap agreement. The swap matures in June 2012.

In order to manage the Company’s interest rate risk related to a portion of its variable-rate senior secured credit facility, effective July 24, 2008, the Company entered into a three-year interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires the Company to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (0.3% at March 31, 2011), which is reset quarterly. No collateral is required under the interest rate swap agreement.

The proceeds from the swaps are used to settle the Company’s interest obligations on the hedged portion of the variable rate debt, which has the overall outcome of the Company paying and expensing a fixed rate of interest on the hedged debt.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. The Company designated the interest rate swaps as cash flow hedges of certain of its variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and would be classified as interest expense in the Company’s consolidated statements of income. The Company recorded no expense related to ineffectiveness for the three months ended March 31, 2011 or 2010. For both the three months ended March 31, 2011 and 2010, the Company reclassified $2.0 million, out of other comprehensive income to interest expense related to the swaps. During the next twelve months, if current interest rates remain at March 31, 2011 levels, the Company will record approximately $2.2 million more interest expense than if it had not entered into the interest rate swaps.

At March 31, 2011 and 2010, the fair value of the U.S. interest rate swap was approximately $2.1 million (other current liabilities) and $7.4 million (other long term liabilities), respectively, with the offset to other comprehensive income (loss). At March 31, 2010, the fair value of the U.K. interest rate swap was approximately $1.2 million (recorded in other current liabilities), with the offset to other comprehensive income (loss). The new U.K. swap had a fair value of zero at inception on March 31, 2011. During the three months ended March 31, 2011 and 2010, the amounts, net of taxes, recorded in other comprehensive income (loss) related to the interest rate swaps were $1.3 million and $0.3 million, respectively. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the models were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost the Company would have to pay to transfer the obligations to a market participant with similar credit risk. The interest rate swap agreements are classified within Level 2 of the valuation hierarchy.

(7)	Fair Value of Financial Instruments

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments. The fair value of the Company’s interest rate swaps is disclosed in Note 6.

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for the traded debt securities. At March 31, 2011, both the aggregate carrying amount and estimated fair value of long-term debt was approximately $1.1 billion. At March 31, 2010, both the aggregate carrying amount and estimated fair value of long-term debt was approximately $1.1 billion.

The Company purchased $5.0 million of marketable securities, primarily corporate bonds and U.S. Treasury securities, during the three months ended March 31, 2011, which are included in other current assets on the accompanying consolidated balance sheet. The Company has designated these securities as available-for-sale. At March 31, 2011, the carrying value of such securities approximates fair value. The fair value of these securities are classified within Level 2 of the valuation hierarchy, and are based on closing market prices of the investments when applicable, or alternatively, valuations utilizing market data and other observable inputs.

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

Total equity-based compensation included in the consolidated statements of income, classified by income statement line item, is as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Salaries, benefits and other employee costs	$156	$140
General and administrative expenses	287	275
Discontinued operations	—	64

Expense before income tax benefit	443	479
Income tax benefit	(82)	(101)

Total equity-based compensation expense, net of tax	$361	$378

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Total equity-based compensation, included in the consolidated statements of income, classified by type of award, is as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2011	March 31, 2010

Share awards	$331	$318
Stock options	112	161

Expense before income tax benefit	443	479
Income tax benefit	(82)	(101)

Total equity-based compensation expense, net of tax	$361	$378

(9)	Segment Disclosures

The Company’s business is the operation of surgical facilities and related businesses in the United States and the United Kingdom. The Company’s chief operating decision maker, as that term is defined in the accounting standard, regularly reviews financial information about its surgical facilities for assessing performance and allocating resources both domestically and abroad. Accordingly, the Company’s reportable segments consist of (1) U.S. based facilities and (2) United Kingdom based facilities and are as follows (in thousands):

	United	United
Three Months Ended March 31, 2011	States	Kingdom	Total

Net patient service revenues	$99,670	$27,996	$127,666
Other revenues	19,424	—	19,424

Total revenues	$119,094	$27,996	$147,090

Depreciation and amortization	$5,344	$1,984	$7,328
Operating income	53,864	5,092	58,956
Net interest expense	(16,382)	(652)	(17,034)
Income tax expense	(8,648)	(1,220)	(9,868)
Total assets	2,031,704	342,198	2,373,902
Capital expenditures	2,471	5,155	7,626

	United	United
Three Months Ended March 31, 2010	States	Kingdom	Total

Net patient service revenues	$94,101	$26,347	$120,448
Other revenues	17,423	—	17,423

Total revenues	$111,524	$26,347	$137,871

Depreciation and amortization	$5,636	$1,667	$7,303
Operating income	46,007	4,357	50,364
Net interest expense	(16,257)	(1,353)	(17,610)
Income tax expense	(6,832)	(815)	(7,647)
Total assets	2,004,793	309,054	2,313,847
Capital expenditures	4,255	5,171	9,426

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

(10)	Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million for the three months ended March 31, 2011 and 2010. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At March 31, 2011, the Company had approximately $4.0 million accrued related to this management fee, which is included in other long-term liabilities in the accompanying consolidated balance sheet.

(11)	Commitments and Contingencies

As of March 31, 2011, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $59.6 million. Of the total, $14.4 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $36.8 million of the remaining $45.2 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $8.4 million represents a guarantee of the obligations of three facilities which have been sold. The Company has full recourse to the buyers with respect to these amounts.

The Company has recorded long-term liabilities totaling approximately $0.5 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties. The Company also has $1.6 million of letters of credit outstanding.

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

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of March 31, 2011	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$36,947	$7,621	$—	$44,568
Accounts receivable, net	—	46,860	—	46,860
Other receivables	37,433	44,400	(56,015)	25,818
Inventories of supplies	787	8,053	—	8,840
Prepaids and other current assets	34,818	2,659	—	37,477

Total current assets	109,985	109,593	(56,015)	163,563
Property and equipment, net	19,364	179,803	71	199,238
Investments in unconsolidated affiliates	1,019,996	—	(628,200)	391,796
Goodwill and intangible assets, net	904,056	352,200	340,700	1,596,956
Other assets	90,603	526	(68,780)	22,349

Total assets	$2,144,004	$642,122	$(412,224)	$2,373,902

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,806	$19,496	$—	$21,302
Accrued expenses and other	232,936	37,164	(54,240)	215,860
Current portion of long-term debt	5,589	20,503	(1,569)	24,523

Total current liabilities	240,331	77,163	(55,809)	261,685
Long-term debt, less current portion	940,727	82,291	(2,502)	1,020,516
Other long-term liabilities	151,578	9,673	(462)	160,789
Parent’s equity	811,368	448,846	(448,846)	811,368
Noncontrolling interests	—	24,149	95,395	119,544

Total liabilities and equity	$2,144,004	$642,122	$(412,224)	$2,373,902

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
As of December 31, 2010	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$60,186	$67	$—	$60,253
Accounts receivable, net	—	50,082	—	50,082
Other receivables	27,313	45,146	(57,217)	15,242
Inventories of supplies	685	8,506	—	9,191
Prepaids and other current assets	27,477	2,166	—	29,643

Total current assets	115,661	105,967	(57,217)	164,411
Property and equipment, net	24,343	177,803	114	202,260
Investments in unconsolidated affiliates	1,010,592	—	(617,031)	393,561
Goodwill and intangible assets, net	904,108	342,777	340,991	1,587,876
Other assets	91,151	2,602	(69,122)	24,631

Total assets	$2,145,855	$629,149	$(402,265)	$2,372,739

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,684	$21,804	$—	$23,488
Accrued expenses and other	236,835	37,868	(55,917)	218,786
Current portion of long-term debt	4,932	19,751	(2,297)	22,386

Total current liabilities	243,451	79,423	(58,214)	264,660
Long-term debt, less current portion	966,999	82,732	(2,291)	1,047,440
Other long-term liabilities	148,648	9,692	(520)	157,820
Parent’s equity	786,757	432,261	(432,261)	786,757
Noncontrolling interests	—	25,041	91,021	116,062

Total liabilities and equity	$2,145,855	$629,149	$(402,265)	$2,372,739

Condensed Consolidating Statements of Income:

		Non-Participating	Consolidation	Consolidated
For the Three Months Ended March 31, 2011	Guarantors	Investees	Adjustments	Total

Revenues	$25,646	$127,153	$(5,709)	$147,090
Equity in earnings of unconsolidated affiliates	34,695	774	(17,537)	17,932
Operating expenses, excluding depreciation and amortization	18,564	84,193	(4,019)	98,738
Depreciation and amortization	1,740	5,544	44	7,328

Operating income	40,037	38,190	(19,271)	58,956
Interest expense, net	(15,351)	(1,683)	—	(17,034)
Other income (expense), net	70	2	—	72

Income from continuing operations before income taxes	24,756	36,509	(19,271)	41,994
Income tax expense	(8,342)	(1,526)	—	(9,868)

Income from continuing operations	16,414	34,983	(19,271)	32,126
Loss from discontinued operations, net of tax	(693)	(17)	17	(693)

Net income	15,721	34,966	(19,254)	31,433
Less: Net income attributable to noncontrolling interests	—	(3,315)	(12,397)	(15,712)

Net income attributable to Parent	$15,721	$31,651	$(31,651)	$15,721

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
For the Three Months Ended March 31, 2010	Guarantors	Investees	Adjustments	Total

Revenues	$22,702	$120,307	$(5,138)	$137,871
Equity in earnings of unconsolidated affiliates	28,400	582	(14,694)	14,288
Operating expenses, excluding depreciation and amortization	16,441	83,970	(5,919)	94,492
Depreciation and amortization	1,792	5,456	55	7,303

Operating income	32,869	31,463	(13,968)	50,364
Interest expense, net	(14,990)	(2,492)	(128)	(17,610)
Other income (expense), net	314	21	—	335

Income from continuing operations before income taxes	18,193	28,992	(14,096)	33,089
Income tax expense	(6,386)	(1,261)	—	(7,647)

Income from continuing operations	11,807	27,731	(14,096)	25,442
Earnings from discontinued operations, net of tax	204	132	(132)	204

Net income	12,011	27,863	(14,228)	25,646
Less: Net income attributable to noncontrolling interests	—	(2,195)	(11,440)	(13,635)

Net income attributable to Parent	$12,011	$25,668	$(25,668)	$12,011

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
For the Three Months Ended March 31, 2011	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$15,721	$34,966	$(19,254)	$31,433
Loss (earnings) on discontinued operations	693	17	(17)	693
Changes in operating and intercompany assets and liabilities and noncash items included in net income	881	1,628	6,922	9,431

Net cash provided by operating activities	17,295	36,611	(12,349)	41,557
Cash flows from investing activities:
Purchases of property and equipment, net	—	(7,047)	—	(7,047)
Purchases and sales of new businesses and equity interests, net	(3,409)	(1,124)	—	(4,533)
Other items, net	(4,245)	3,305	(530)	(1,470)

Net cash used in investing activities	(7,654)	(4,866)	(530)	(13,050)
Cash flows from financing activities:
Long-term borrowings, net	(26,316)	115	770	(25,431)
Purchases and sales of noncontrolling interests, net	468	—	—	468
Distributions to noncontrolling interests	—	(27,866)	12,349	(15,517)
Decrease in cash held on behalf of noncontrolling interest holders and other	(7,032)	3,545	(240)	(3,727)

Net cash provided by (used in) financing activities	(32,880)	(24,206)	12,879	(44,207)

Effect of exchange rate changes on cash	—	15	—	15

Net increase (decrease) in cash	(23,239)	7,554	—	(15,685)
Cash at the beginning of the period	60,186	67	—	60,253

Cash at the end of the period	$36,947	$7,621	$—	$44,568

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
For the Three Months Ended March 31, 2010	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$12,011	$27,863	$(14,228)	$25,646
Loss (earnings) on discontinued operations	(204)	132	(132)	(204)
Changes in operating and intercompany assets and liabilities and noncash items included in net income	4,818	6,322	2,042	13,182

Net cash provided by operating activities	16,625	34,317	(12,318)	38,624
Cash flows from investing activities:
Purchases of property and equipment, net	(715)	(7,433)	—	(8,148)
Purchases and sales of new businesses and equity interests, net	653	—	—	653
Other items, net	(452)	948	(1,538)	(1,042)

Net cash used in investing activities	(514)	(6,485)	(1,538)	(8,537)
Cash flows from financing activities:
Long-term borrowings, net	(6,316)	(1,725)	221	(7,820)
Purchases and sales of noncontrolling interests, net	598	53	—	651
Distributions to noncontrolling interests	—	(26,382)	12,318	(14,064)
Increase in cash held on behalf of noncontrolling interest holders and other	(5,975)	(369)	1,317	(5,027)

Net cash provided by (used in) financing activities	(11,693)	(28,423)	13,856	(26,260)

Net cash provided by discontinued operations	—	159	—	159
Effect of exchange rate changes on cash	—	(85)	—	(85)

Net increase (decrease) in cash	4,418	(517)	—	3,901
Cash at the beginning of the period	27,430	7,460	—	34,890

Cash at the end of the period	$31,848	$6,943	$—	$38,791

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness; general economic and business conditions, including without limitation the condition of the financial markets, both nationally and internationally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into or renew managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States (U.S.) and the United Kingdom (U.K.); the efforts of insurers, healthcare providers and others to contain healthcare costs; the impact of federal healthcare reform; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses and other health care professionals and other personnel; the availability of suitable acquisition and development opportunities and the length of time it takes to complete acquisitions and developments; our ability to integrate new and acquired businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks and uncertainties discussed in this Quarter Report on Form 10-Q. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements.

Overview

We operate ambulatory surgery centers and surgical hospitals in the United States and the United Kingdom. As of March 31, 2011, we operated 191 facilities, consisting of 186 in the United States and five in the United Kingdom. All 186 of our U.S. facilities include local physician owners, and 134 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of the majority of our existing facilities, our agreements with these healthcare systems provide a framework for the construction or acquisition of additional facilities in the future. All five facilities we are currently developing include a hospital partner. We opened our newest facility, a surgery center in the Nashville, Tennessee area, in April 2011.

Our U.S. facilities, consisting of ambulatory surgery centers and surgical hospitals, specialize in non-emergency surgical cases. Due in part to advancements in medical technology, the volume and complexity of surgical cases performed in an outpatient setting has steadily increased over the past two decades. Our facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. All but five of our facilities are located in the U.S., where we have focused increasingly on adding facilities with hospital partners, which we believe improves the long-term profitability and potential of our facilities.

In the United Kingdom we operate and own three hospitals, an oncology clinic and a diagnostic and surgery center, which supplement the services provided by the government-sponsored healthcare system. Our patients choose to receive care at private facilities primarily because of the long wait to receive diagnostic procedures or elective surgery at government-sponsored facilities and pay us either from personal funds or through private insurance, which is offered by some employers as a benefit to their employees. Since acquiring our first two facilities in London in 2000, we have expanded selectively by acquiring a third facility and increasing the capacity and services offered at each facility, including the construction of an oncology clinic near the campus of one of our hospitals and other expansion projects. In January 2011, we acquired an equity interest in a diagnostic and surgery center located in Edinburgh, Scotland.

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

Due in large part to our partnerships with physician and hospital partners, we do not consolidate 133 of the 191 facilities in which we have ownership interests. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding USPI’s financial performance because these revenues are the basis for calculating the Company’s management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for USPI’s equity in earnings of unconsolidated affiliates. In addition, USPI discloses growth rates and operating margins (both consolidated and unconsolidated) for the facilities that were operational in both the current and prior year periods, a group the Company refers to as same store facilities.

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

Equity Investments and Development Projects

While a part of our development strategy involves acquiring existing surgical facilities, we also regularly engage in the purchase and sale of equity interests with respect to facilities we are constructing or already operate. When those transactions involve our investments in unconsolidated affiliates but do not involve a change of control, the cash flow impact is classified within investing activities. During the three months ended March 31, 2011, these transactions resulted in a net cash outflow of approximately $6.0 million, which is summarized below:

Effective Date	Facility Location	Amount

Investments
January 2011	Dallas, Texas(1)	$1.3 million
January 2011	Rancho Mirage, California(2)	0.5 million
January 2011	Edinburgh, Scotland(3)	1.1 million
March 2011	Plano, Texas(4)	1.9 million
March 2011	Oklahoma City, Oklahoma(5)	1.2 million

Total		$6.0 million

(1)	Represents additional capital we contributed to a joint venture with one of our not-for-profit hospital partners, which the joint venture used to acquire an equity interest in this facility. We already were providing management services to the facility. The remainder of this facility is owned by local physicians.

(2)	Acquisition of additional equity interest in a surgical facility in which we already held an investment. This facility is jointly owned with physicians and continues to be accounted for under the equity method.

(3)	Acquisition of a 50% noncontrolling interest in diagnostic and surgery facility in which we had no previous involvement.

(4)	Represents additional capital we contributed to a joint venture with one of our not-for-profit hospital partners, which the joint venture used to acquire an equity interest in this facility. The remainder of this facility is owned by local physicians. We also acquired the right to manage this facility.

(5)	Represents additional capital we contributed to a facility in which we hold an equity interest.

We control and therefore consolidate the results of 58 of our 191 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the three months ended March 31, 2011, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $0.2 million and $0.7 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $2.3 million decrease to our additional paid-in capital during the three months ended March 31, 2011.

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

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months
	Ended
	March 31,
	2011	2010

Net patient service revenues	87%	87%
Management and contract service revenues	12	11
Other revenues	1	2

Total revenues	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. As a percent of our total revenues, these revenues remained constant at 87% of our total revenues for the three months ended March 31, 2011.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months
	Ended
	March 31,
	2011	2010

Management of surgical facilities	$14,785	$12,550
Contract services provided to other healthcare providers	2,491	2,579

Total management and contract service revenues	$17,276	$15,129

The following table summarizes our revenues by operating segment:

	Three Months
	Ended
	March 31,
	2011	2010

United States	81%	81%
United Kingdom	19	19

Total	100%	100%

The proportion of our total revenues derived from U.K. operations as stated in U.S. dollars remained constant at 19% for the three months ended March 31, 2011 and 2010.

Results of Operations

The following table summarizes certain consolidated statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months
	Ended
	March 31,
USPI	2011	2010

Total revenues	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	12.2	10.3
Operating expenses, excluding depreciation and amortization	(67.1)	(68.5)
Depreciation and amortization	(5.0)	(5.3)

Operating income	40.1	36.5
Interest and other expense, net	(11.5)	(12.5)

Income from continuing operations before income taxes	28.6	24.0
Income tax expense	(6.7)	(5.6)

Income from continuing operations	21.9	18.4
Earnings (loss) from discontinued operations, net of tax	(0.5)	0.2

Net income	21.4	18.6
Less: Net income attributable to the noncontrolling interests	(10.7)	(9.9)

Net income attributable to USPI’s common stockholder	10.7%	8.7%

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for 133 of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (amounts are expressed as a percentage of unconsolidated affiliates’ revenues, and reflect 100% of the investees’ results on an aggregated basis):

	Three Months
	Ended
	March 31,
USPI’s Unconsolidated Affiliates	2011	2010

Revenues	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	(71.2)	(71.7)
Depreciation and amortization	(4.5)	(4.4)

Operating income	24.3	23.9
Interest expense, net	(2.1)	(2.1)
Other, net	—	(0.2)

Income before income taxes	22.2	21.6
Income tax expense	(0.6)	(0.6)

Net income	21.6%	21.0%

Executive Summary

Our strategy continues to include growing the profits of our existing facilities, developing new facilities with hospital partners, and adding other facilities through acquisition. Our operating results in the first quarter of 2011 reflect 8% same store facility revenue growth compared to the first quarter of 2010, and our overall business also grew as a result of our operating 22 more facilities in 2011, largely as a result of acquisitions made during the second half of 2010. These growth drivers resulted in a 17% increase in operating income compared to the first quarter of 2010. During the first quarter of 2011, we acquired an equity method investment in a diagnostic and surgery center in Edinburgh, Scotland and an equity interest in a surgical facility in the Dallas/Fort Worth area with a local hospital partner. We opened our newest facility, a surgical center in the Nashville, Tennessee area in April 2011, also jointed owned with a local hospital partner and physicians.

While the effect was less pronounced than in recent quarters, USPI’s revenue growth of 7% still was significantly less than our systemwide revenue growth of 14%, primarily due to our continuing to add more equity method facilities as compared to consolidated facilities. Our systemwide revenues include all facilities that we operate; USPI’s revenues only include consolidated facilities, which represent less than one-third of our facilities. Accounting for more of our facilities under the equity method is a direct result of deploying our primary U.S. business strategy of jointly owning our facilities with prominent local physicians and often a hospital partner. In carrying out this strategy during the period from January 1, 2010 to March 31, 2011, our number of equity method facilities increased from 109 to 133 while our consolidated facility count decreased from 60 to 58, largely driven by our acquisition and disposal activity.

Our net earnings from a facility, whether consolidated or equity method, are driven by the same factors: the facility’s underlying profits and revenues and our ownership percentage. Accordingly, to assess USPI’s overall operating results we often utilize systemwide and same store measures, which include all facilities. These measures were positive in the first quarter of 2011, with same store revenues increasing 8% (largely corresponding to USPI’s revenue growth of 7%) and systemwide revenues increasing 14%, a product of same store growth and a net increase of 22 facilities since the beginning of 2010. Facility operating margins also improved compared to the first quarter of 2010. Overall, these operational factors, together with acquisition activities, resulted in USPI’s operating income margin increasing to 40.1% for the first quarter of 2011 compared to 36.5% in the first quarter of 2010.

Our Business and Key Measures

We operate surgical facilities in partnership with local physicians and, in the majority of facilities, a not-for-profit health system partner. We hold an ownership interest in each facility, each being operated through a separate legal entity owned by us, the health systems and physicians. We operate each facility on a day-to-day basis through a management services contract. Our sources of earnings from each facility consist of:

•	our share of each facility’s net income, which is computed by multiplying the facility’s net income times the percentage of each facility’s equity interests owned by us.

•	management services revenues, computed as a percentage of each facility’s net revenues (often net of bad debt expense); and

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a growing majority of our facilities (currently 133 of our 191 facilities), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method, i.e., as an unconsolidated affiliate. We control the remaining 58 of our facilities and account for these investments as consolidated subsidiaries.

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

In summary, USPI’s operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but USPI’s individual revenue and expense line items only contain consolidated businesses, which represent less than one-third of our facilities. This translates to trends in operating income that often do not correspond with changes in revenues and expenses. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years. Accordingly, we review several types of information in order to monitor and analyze USPI’s results of operations, including:

•	The results of operations of USPI’s unconsolidated affiliates

•	USPI’s average ownership share in the facilities we operate; and

•	Facility operating indicators, such as systemwide revenue growth, same store revenue growth, and same store operating margins

Our Consolidated and Unconsolidated Results

The following table shows USPI’s results of operations and the results of operations of USPI’s unconsolidated affiliates (in thousands).

	Three Months Ended March 31,
	2011		2010		Variance to Prior Year
	USPI as		USPI as		USPI as
	Reported		Reported		Reported
	Under	Unconsolidated	Under	Unconsolidated	Under	Unconsolidated
	GAAP	Affiliates	GAAP	Affiliates	GAAP	Affiliates

Revenues:
Net patient service revenues	$127,666	$345,692	$120,448	$293,292	$7,218	$52,400
Management and contract service revenues	17,276	—	15,129	—	2,147	—
Other income	2,148	2,123	2,294	1,408	(146)	715

Total revenues	147,090	347,815	137,871	294,700	9,219	53,115
Equity in earnings of unconsolidated affiliates	17,932	—	14,288	—	3,644	—
Operating expenses:
Salaries, benefits, and other employee costs	39,461	84,895	37,263	72,221	2,198	12,674
Medical services and supplies	24,418	79,802	24,426	69,211	(8)	10,591
Other operating expenses	23,832	76,024	22,056	63,507	1,776	12,517
General and administrative expenses	9,780	—	8,549	—	1,231	—
Provision for doubtful accounts	1,746	7,448	1,882	6,403	(136)	1,045
Net (gain) loss on deconsolidations, disposals and impairments	(499)	(412)	316	(40)	(815)	(372)
Depreciation and amortization	7,328	15,478	7,303	12,979	25	2,499

Total operating expenses	106,066	263,235	101,795	224,281	4,271	38,954

Operating income	58,956	84,580	50,364	70,419	8,592	14,161
Interest income	171	99	364	101	(193)	(2)
Interest expense	(17,205)	(7,399)	(17,974)	(6,224)	769	(1,175)
Other	72	(13)	335	(488)	(263)	475

Total other expense, net	(16,962)	(7,313)	(17,275)	(6,611)	313	(702)

Income before income taxes	41,994	77,267	33,089	63,808	8,905	13,459
Income tax expense	(9,868)	(2,115)	(7,647)	(1,813)	(2,221)	(302)

Income from continuing operations	32,126	75,152	25,442	61,995	6,684	13,157
Discontinued operations, net of tax	(693)	—	204	—	(897)	—

Net income	31,433	$75,152	25,646	$61,995	5,787	$13,157

Less: Net income attributable to noncontrolling interests	(15,712)		(13,635)		(2,077)

Net income attributable to USPI’s common stockholder	$15,721		$12,011		$3,710

USPI’s equity in earnings of unconsolidated affiliates		$17,932		$14,288		$3,644

The following table provides other information regarding our unconsolidated affiliates (in thousands):

	Three Months
	Ended
	March 31,
	2011	2010

Long-term debt	$376,867	$295,048
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	23.2%	22.4%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	23.5%	24.8%
Unconsolidated facilities operated at period end	133	110

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about USPI’s involvement in equity method investments.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This is a non-GAAP measure but management believes it provides further useful information about USPI’s involvement in equity method investments.

As shown above, USPI’s revenues for the three months ended March 31, 2011 increased $9.2 million, or 7% compared to the prior year period, and the revenues of USPI’s unconsolidated affiliates increased $53.1 million, or 18%. These variances are analyzed more extensively below under “Revenues,” but in general they reflect the fact that we are conducting more of our operations through unconsolidated affiliates. Revenues of unconsolidated affiliates, as compared to March 31, 2010, increased by $21.1 million due to acquisitions and $28.0 million due to stronger case growth and higher net revenue per case. As our average ownership level in our unconsolidated affiliates also increased from the prior year period, the affiliates’ increase in net income, once allocated to USPI and the affiliates’ other investors, led to USPI’s equity in earnings of unconsolidated affiliates increasing by $3.6 million, or 26%.

Our Ownership Interests in the Facilities We Operate

Our earnings are predominantly driven by our investments in the facilities we operate, so we focus on those businesses’ growth rates together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in the U.S. surgical facilities we operate is as follows:

	Three Months		Three Months
	Ended	Year Ended	Ended
	March 31,	December 31,	March 31,
	2011	2010	2010

Unconsolidated facilities(1)	23.2%	21.7%	22.4%
Consolidated facilities(2)	46.6%	46.7%	44.9%
Total(3)	29.7%	28.2%	28.7%

(1)	Computed for unconsolidated facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income of U.S. surgical facilities we account for under the equity method.

(2)	Computed for consolidated facilities by dividing (a) the aggregate net income of U.S. surgical facilities we operate less our total noncontrolling interests in income of consolidated subsidiaries by (b) the aggregate net income of our consolidated U.S. surgical facilities.

(3)	Computed in total by dividing our share of the facilities’ net income, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income of our U.S. surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our increased focus on partnering our facilities with not-for-profit health systems in addition to physicians generally leads to our accounting for more facilities under the equity method (unconsolidated) as reflected in our number of U.S. unconsolidated facilities increasing by 23 from January 1, 2010 to March 31, 2011, while our number of consolidated facilities decreased by two. We generally have a lower ownership percentage in an equity method facility as compared to a consolidated facility.

Revenues

As described above, USPI’s reported revenues increased 7% during the first quarter of 2011 as compared to the prior year first quarter, and the revenues of USPI’s unconsolidated affiliates increased 18%. The table below quantifies several significant items impacting year over year change (in thousands).

	Three Months Ended
	March 31, 2011
	USPI as
	Reported Under	Unconsolidated
	GAAP	Affiliates

Total revenues, three months ended March 31, 2010	$137,871	$294,700
Add: revenue from acquired facilities	3,716	21,086
Less: revenue of deconsolidated facilities	(3,058)	3,058
Impact of exchange rate	638	—

Adjusted base period	139,167	318,844
Increase from operations	5,358	28,000
Other	2,565	971

Total revenues, three months ended March 31, 2011	$147,090	$347,815

As shown above, the most significant sources of revenue growth were from operational growth. For unconsolidated affiliates, acquisitions were also a significant source of revenue growth.

Facility Growth

As described above, our systemwide revenues grew 14% in the three months ended March 31, 2011 compared to the corresponding prior year period. This growth is comprised of an 8% increase in the net revenues of our same store facilities, which are those facilities we operated in both periods, and revenues of newly acquired facilities.

Same store growth was driven most heavily by an increase in the average complexity of our cases, which resulted in higher average revenues per case, and also by a 2% increase in the number of cases performed at our U.S. facilities. Our U.K. facilities admissions decreased due largely to fewer referrals from the National Health Service (NHS), but the overall impact on revenues was more than offset by a shift to higher-paying cases.

The following table summarizes our same store facility revenue year-over-year increases (decreases), as compared to the three months ended March 31, 2010:

Three Months
Ended
March 31, 2011

United States facilities:
Net revenue	8%
Surgical cases	2%
Net revenue per case(1)	6%
United Kingdom facilities:
Adjusted admissions	(4)%
Net revenue using actual exchange rates	6%
Net revenue using constant exchange rates(2)	4%
All same store facilities:
Net revenue using actual exchange rates	8%

(1)	Our overall domestic same store growth in net revenue per case for the first quarter of 2011 was favorably impacted by the 9% growth at our thirteen same store surgical hospitals, which on average perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. The net revenue per case growth at our ambulatory surgery centers was 3% during the first quarter of 2011.

(2)	Calculated using 2011 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

Joint Ventures With Not-For-Profit Hospitals

The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures through construction of new facilities (de novos), acquisitions of facilities and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact.

Consistent with this strategy, our net overall number of facilities increased by 22 from March 31, 2010 to March 31, 2011, while the net increase in facilities partnered with not-for-profit hospitals and local physicians increased by 23. All of our facilities under construction at March 31, 2011 involve a hospital partner. We continue to explore affiliating more facilities with hospital partners, especially for facilities in markets where we already operate other facilities with a hospital partner but also by reaching agreements with new partners. The following table summarizes the facilities we operated as of March 31, 2011 and 2010:

	March 31,	March 31,
	2011	2010

United States facilities(1):
With a hospital partner	134	111
Without a hospital partner	52	54

Total U.S. facilities	186	165
United Kingdom facilities	5	4

Total facilities operated	191	169

Change from March 31, 2010:
De novo (newly constructed)	1
Acquisition	27
Disposals/Mergers(2)	(6)

Total increase in number of facilities	22

(1)	At March 31, 2011, physicians own a portion of all of these facilities.

(2)	During 2010, we merged three of our Dallas-area surgery centers into one location. We also sold our ownership interests in a facility in Orlando, Florida; Templeton, California; and Houston, Texas.

Facility Operating Margins

Same store U.S. facility operating margins increased 130 basis points for the period from March 31, 2010 to March 31, 2011. The increase was due to higher case volumes, more complex cases, and improvement in the management of operating expenses. Continuing a trend we have experienced in recent years, the year-over-year change in the operating margins of facilities partnered with a not-for-profit healthcare system was more favorable than the change experienced by the facilities that do not have a hospital partner. The facilities partnered with a health system are, on average, younger than our other facilities. Younger facilities’ margins grow more rapidly on average than more mature facilities, which generally have higher margins but with less growth. The pattern of our acquisition and development activity can also affect this relationship over time.

Our U.K. facilities, which comprise five of our 191 facilities at March 31, 2011, experienced a decrease in overall facility margins in the three months ended March 31, 2011 as compared to the prior year period, largely due to the reduction in NHS business described above.

The following table summarizes the year-over-year changes in our same store facility operating margins (see footnote 1 below):

	Three Months
	Ended	Increase
	March 31, 2011	(Decrease)

United States facilities:
With a hospital partner	24.7%	150 bps
Without a hospital partner	31.8%	50 bps
Total U.S. facilities	26.0%	130 bps
United Kingdom facilities(2)	23.5%	(190) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	Calculated using 2011 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business. In addition, the $1.0 million unfavorable impact of a payment of value-added tax during the first quarter of 2010 has been excluded from U.K. same facility operating margins.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

As discussed more fully in “Revenues,” our consolidated revenues increased by $9.2 million, or 6.7%, to $147.1 million for the three months ended March 31, 2011 from $137.9 million for the three months ended March 31, 2010. A large portion of the increase, approximately $5.4 million, was driven by operations resulting from stronger case growth and higher net revenue per case. Acquisition and other factors increased consolidated revenues by $6.3 million, which was offset by a decrease in consolidated revenues of $3.1 million. The decrease in consolidated revenues was the result of our selling a portion of our interest in three facilities, which caused us to deconsolidate those facilities. Our consolidated revenues were also favorably impacted by a weaker U.S. dollar as compared to the British pound, which increased revenues by approximately $0.6 million.

Equity in earnings of unconsolidated affiliates increased by $3.6 million, or 25.5% to $17.9 million for the three months ended March 31, 2011 from $14.3 million for the three months ended March 31, 2010. This increase in equity in earnings was driven by same store growth ($1.8 million) and acquisitions of additional facilities we account for under the equity method ($1.8 million). The number of facilities we account for under the equity method increased by 23 from March 31, 2010 to March 31, 2011.

Operating expenses, excluding depreciation and amortization, increased by $4.2 million, or 4.5%, to $98.7 million for the three months ended March 31, 2011 from $94.5 million for the three months ended March 31, 2010. These expenses grew more slowly than the 6.7% increase in revenues due in part to leveraging expenses over increased revenues but also due to a $1.0 million expense accrued in March 2010 due to the British tax authority reversing its position on a value-added tax refund awarded to our U.K. subsidiary in the second quarter of 2009.

Operating income increased $8.6 million, or 17.1%, to $59.0 million for the three months ended March 31, 2011 from $50.4 million for the three months ended March 31, 2010, primarily as a result of higher case volumes, an increase in net revenue per case and better operating expense management. Operating income, as a percentage of revenues, increased to 40.1% for the three months ended March 31, 2011 from 36.5% for the three months ended March 31, 2010, as a result of the reasons noted above.

Interest expense, net of interest income, decreased $0.6 million to $17.0 million for the three months ended March 31, 2011 as compared to $17.6 million for the three months ended March 31, 2010. The first quarter of 2010 was unfavorably impacted by $0.8 million related to the value-added tax expense described above.

Provision for income taxes was $9.9 million for the three months ended March 31, 2011 compared to $7.6 million for the three months ended March 31, 2010. Our effective tax rates (based on pretax earnings attributable to USPI’s stockholder) were 38% and 39% for the three months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash Flows

During the three months ended March 31, 2011, we generated $41.6 million of cash flows from operating activities as compared to $38.6 million during the three months ended March 31, 2010. Cash flows from operating activities increased $2.9 million, or 7.6%, from the prior year period, primarily as a result of our growth in earnings being partially offset by increased federal tax payments. Our federal tax payments in the first quarter of 2010 were lower due to our still having significant net operating loss carryforwards to apply.

During the three months ended March 31, 2011, our net cash used in investing activities was $13.1 million, consisting of $4.5 million for net purchases of new businesses and equity interests, $5.0 million for the purchase of marketable securities, and $7.0 million used for purchases of property and equipment. Approximately $2.2 million of property and equipment purchases were related to ongoing development projects, including expanding existing facilities and the remaining $4.8 million represented purchases of equipment at existing facilities. Net cash used in financing activities for the three months ended March 31, 2011 totaled $44.2 million and resulted primarily from repaying the $25.0 million that was outstanding at December 31, 2010 on our revolving line of credit, distributions to noncontrolling interests of $15.5 million and a net decrease in cash held on behalf of noncontrolling interests of $3.7 million.

Cash and cash equivalents were $44.6 million at March 31, 2011 as compared to $60.3 million at December 31, 2010, and the net working capital deficit was $98.1 million at March 31, 2011 as compared to $100.2 million at December 31, 2010. The overall negative working capital position at March 31, 2011 and December 31, 2010 is primarily the result of $112.5 million and $116.1 million due to affiliates, respectively, associated with our practice of holding our unconsolidated facilities’ cash until these amounts are distributed to our partners, typically on a monthly or quarterly basis. As discussed below, we have sufficient availability under our credit facility, together with our operating cash flows, to service our obligations.

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

Senior secured credit facility

The senior secured credit facility (credit facility) provides for borrowings of up to $615.0 million (with a $150.0 million accordion feature described below), consisting of (1) an $85.0 million revolving credit facility with a maturity of six years, including a $20.0 million letter of credit sub-facility, and a $20.0 million swing-line loan sub-facility; and (2) a $530.0 million term loan facility (including a $100.0 million delayed draw facility) with a maturity of seven years. We have utilized the availability under the $530.0 million term loan facility and are making scheduled quarterly principal payments. The term loans require principal payments in the amount of $4.3 million per annum in equal quarterly installments and $0.2 million per quarter with respect to the delayed draw facility, with the remaining balance maturing in 2014. No principal payments are required on the revolving credit facility until its maturity in 2013.

We may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we currently pay quarterly commitment fees of 0.50% per annum on the daily-unused commitment of the revolving credit facility. We also currently pay a quarterly participation fee of 2.13% per annum related to outstanding letters of credit. At March 31, 2011, we had $507.1 million of debt outstanding under the credit facility at a weighted average interest rate of approximately 3.6%. At March 31, 2011, we had $83.4 million available for borrowing under the revolving credit facility, representing the facility’s $85.0 million capacity, net of $1.6 million of outstanding letters of credit.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of March 31, 2011.

Senior subordinated notes

Also in connection with the merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest) or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. To date, we have paid all interest payments in cash. At March 31, 2011, we had $437.5 million of Notes outstanding. The Notes are unsecured senior subordinated obligations of our company; however, the Notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of March 31, 2011.

United Kingdom borrowings

In April 2007, we entered into an amended and restated credit agreement, which covered our existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional Term Loan B facility of £10 million, which was drawn in April 2007. In March 2008, we further amended our U.K. Agreement to provide for a £2.0 million Term Loan C facility. We borrowed the entire £2.0 million in March 2008 to acquire property adjacent to one of our hospitals in London. In June 2009, we renewed our overdraft facility. Under the renewal, we must pay a commitment fee of 0.5% per annum on the unused portion of the overdraft facility each quarter. Excluding availability on the overdraft facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At March 31, 2011, we had approximately £33.4 million ($53.5 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 2.4%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are required on the Term Loan A, which began in June 2007, and approximate $4.8 million in the first and second year, $6.4 million in the third and fourth year; $8.0 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and matures in 2013. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million), which began in June 2008 and continue through its maturity date of February 2013 when the final payment of £0.5 million ($0.8 million) is due. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We believe we were in compliance with these covenants as of March 31, 2011.

We also have the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million ($4.0 million). We borrowed against the facility in June 2010 and November 2010 and have £1.4 million ($2.2 million) outstanding at March 31, 2011. The terms of the borrowings require monthly principal and interest payments over 48 months. We have pledged capital assets as collateral against these borrowings.

Contractual Cash Obligations

Our contractual cash obligations as of March 31, 2011 are summarized as follows:

	Payments Due by Period
		Within	Years	Years	Beyond
Contractual Cash Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)

Long term debt obligations:
Senior secured credit facility(1)	$507,129	$5,265	$10,530	$491,334	$—
Senior subordinated notes, due 2017(1)	240,000	—	—	—	240,000
Senior subordinated toggle notes, due 2017(1)	197,515	—	—	—	197,515
U.K. credit facility(1)	53,545	11,697	41,848	—	—
Other debt at operating subsidiaries(1)	23,248	4,584	8,694	3,663	6,307
Interest on long-term debt obligations(2)	306,253	60,294	118,308	80,675	46,976
Capitalized lease obligations(3)	40,099	5,952	9,269	5,835	19,043
Operating lease obligations	68,883	13,653	21,205	13,370	20,655

Total contractual cash obligations	$1,436,672	$101,445	$209,854	$594,877	$530,496

(1)	Scheduled principal payments.

(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest rate is calculated using the March 31, 2011 rates applicable to each debt instrument and also gives effect to the interest rate swaps designated in a cash flow hedging relationship against portions of the U.K. credit facility and the senior secured credit facility in the U.S.

(3)	Includes principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have noncontrolling investors who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $45.3 million at March 31, 2011, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was 45% at March 31, 2011. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At March 31, 2011, the total debt on the balance sheets of our unconsolidated affiliates was approximately $376.9 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 24% at March 31, 2011. USPI or one of its wholly owned subsidiaries had collectively guaranteed $32.6 million of the $376.9 million in total debt of our unconsolidated affiliates as of March 31, 2011. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $12.6 million as of March 31, 2011. Of the total $45.2 million of guarantees related to unconsolidated affiliates, approximately $8.4 million represents guarantees of obligations of three facilities which have been sold. We have full recourse to the buyers with respect to the $8.4 million related to the sold facilities. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

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

In addition, our U.K. subsidiary has begun expanding our Parkside hospital, already our largest facility. Located outside London in the Wimbledon area, this facility’s expansion is expected to cost approximately £11.5 million ($18.5 million). The expansion of the outpatient clinic was completed in August 2010 and the refurbishment of a portion of the hospital is expected to be completed by the second quarter of 2011. A £17.0 million ($27.3 million) refurbishment and extension program has also begun at our Holly House hospital and is due to be completed by late 2012. This expansion will provide three new operating rooms, an endoscopy suite, ten additional patient rooms, an eight bed day unit and six additional physician offices.

Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million for the three months ended March 31, 2011 and 2010. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At March 31, 2011, we had approximately $4.0 million accrued related to such management fee, which is included in other long-term liabilities in the accompanying consolidated balance sheet.

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

As further discussed in Note 6 to the accompanying consolidated financial statements, in order to manage interest rate risk related to a portion of our variable-rate U.K. debt, on February 29, 2008, we entered into an interest rate swap agreement for a notional amount of £20.0 million ($32.1 million). The interest rate swap required us to pay 4.99% and we received interest at a variable rate of three-month GBP-LIBOR. The interest rate swap matured in March 2011.

We entered into a new interest swap effective March 31, 2011 for a notional amount of £18.0 million ($28.9 million). The interest rate swap requires us to pay 1.45% and to receive interest at a variable rate of three-month GBP-LIBOR (currently 0.8%), and is reset quarterly. No collateral is required under the interest rate swap agreement. The swap matures in June 2012.

Additionally, effective July 24, 2008, in order to manage interest rate risk related to a portion of our variable-rate U.S. Term Loan B, we entered into an interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires us to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (0.3% at March 31, 2011), which is paid and reset on a quarterly basis. The interest rate swap expires in July 2011. No collateral is required under the interest rate swap agreement. As of March 31, 2011, the rate under our swap agreement was unfavorable compared to the market.

At March 31, 2011, the fair value of U.S. interest rate swap was a current liability of approximately $2.1 million. The estimated fair value of the interest rate swap was determined using a present value model of the contractual payments. Inputs to the model were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost we would have to pay to transfer the obligation to a market participant with similar credit risk. The new U.K. swap had a fair value of zero at inception on March 31, 2011.

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At March 31, 2011, $689.7 million of our outstanding debt was in fixed rate instruments and the remaining $331.1 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $3.3 million.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings that might have a material adverse impact on the Company.

ITEM 6.	Exhibits

3.1		Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)
3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)
4.1		Indenture governing 8 7/8% Senior Subordinated Notes due 2017 and 9 1/4%/10% Senior Subordinated Toggle Notes due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)
4.2		Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

By:	/s/ Mark A. Kopser
Mark A. Kopser
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2011

By:	/s/ J. Anthony Martin
J. Anthony Martin
Vice President, Corporate Controller,
and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

3.1		Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)
3.2		Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)
4.1		Indenture governing 8 7/8% Senior Subordinated Notes due 2017 and 9 1/4%/10% Senior Subordinated Toggle Notes due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)
4.2		Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.