Form 10-Q
period 2011-06-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2011-08-02
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

The number of shares of Common Stock of the Registrant outstanding at August 2, 2011 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX

Note: Items 1A, 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
United Surgical Partners International, Inc.:

We have reviewed the consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of June 30, 2011, the related consolidated statements of income, comprehensive income (loss) and changes in equity for the three-month and six-month periods ended June 30, 2011 and 2010, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  KPMG LLP

Dallas, Texas
August 2, 2011

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands — except share data)

ASSETS
Cash and cash equivalents	$61,715	$60,253
Accounts receivable, net of allowance for doubtful accounts of $7,347 and $7,481, respectively	48,521	50,082
Other receivables	19,476	15,242
Inventories of supplies	9,233	9,191
Deferred tax asset, net	14,425	14,961
Prepaids and other current assets	23,042	14,682

Total current assets	176,412	164,411
Property and equipment, net	200,284	202,260
Investments in unconsolidated affiliates	394,547	393,561
Goodwill	1,280,992	1,268,663
Intangible assets, net	314,699	319,213
Other assets	21,983	24,631

Total assets	$2,388,917	$2,372,739

LIABILITIES AND EQUITY
Accounts payable	$20,786	$23,488
Accrued salaries and benefits	24,754	26,153
Due to affiliates	122,619	116,104
Accrued interest	8,691	8,714
Current portion of long-term debt	25,833	22,386
Other current liabilities	51,018	67,815

Total current liabilities	253,701	264,660
Long-term debt, less current portion	1,017,540	1,047,440
Other long-term liabilities	28,581	26,615
Deferred tax liability, net	135,968	131,205

Total liabilities	1,435,790	1,469,920
Noncontrolling interests — redeemable (Note 4)	98,648	81,668
Commitments and contingencies (Note 11)
Equity:
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized; issued and outstanding	—	—
Additional paid-in capital	772,448	784,573
Accumulated other comprehensive loss	(54,073)	(66,351)
Retained earnings	102,042	68,535

Total USPI stockholder’s equity	820,417	786,757
Noncontrolling interests — nonredeemable (Note 4)	34,062	34,394

Total equity	854,479	821,151

Total liabilities and equity	$2,388,917	$2,372,739

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
	(Unaudited — in thousands)

Revenues:
Net patient service revenues	$130,983	$126,236
Management and contract service revenues	17,791	15,831
Other revenues	2,276	1,123

Total revenues	151,050	143,190
Equity in earnings of unconsolidated affiliates	20,101	18,219
Operating expenses:
Salaries, benefits, and other employee costs	41,009	37,416
Medical services and supplies	24,759	23,881
Other operating expenses	23,879	23,225
General and administrative expenses	11,113	9,119
Provision for doubtful accounts	2,287	2,425
Net (gain) loss on deconsolidations, disposals and impairments	(1,979)	277
Depreciation and amortization	7,545	7,482

Total operating expenses	108,613	103,825

Operating income	62,538	57,584
Interest income	192	78
Interest expense	(16,936)	(17,490)
Other, net	(192)	20

Total other expense, net	(16,936)	(17,392)

Income from continuing operations before income taxes	45,602	40,192
Income tax expense	(10,700)	(9,496)

Income from continuing operations	34,902	30,696
Discontinued operations, net of tax (Note 2):
Income from discontinued operations	—	326
Gain on disposal of discontinued operations	166	—

Total earnings from discontinued operations	166	326

Net income	35,068	31,022
Less: Net income attributable to noncontrolling interests	(17,282)	(15,135)

Net income attributable to USPI’s common stockholder	$17,786	$15,887

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$17,621	$15,569
Earnings from discontinued operations, net of tax	165	318

Net income attributable to USPI’s common stockholder	$17,786	$15,887

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
	(Unaudited — in thousands)

Revenues:
Net patient service revenues	$258,649	$246,684
Management and contract service revenues	35,067	30,960
Other revenues	4,425	3,417

Total revenues	298,141	281,061
Equity in earnings of unconsolidated affiliates	38,033	32,507
Operating expenses:
Salaries, benefits, and other employee costs	80,470	74,679
Medical services and supplies	49,177	48,307
Other operating expenses	47,711	45,280
General and administrative expenses	20,893	17,668
Provision for doubtful accounts	4,034	4,307
Net (gain) loss on deconsolidations, disposals and impairments	(2,478)	593
Depreciation and amortization	14,873	14,786

Total operating expenses	214,680	205,620

Operating income	121,494	107,948
Interest income	364	442
Interest expense	(34,141)	(35,464)
Other, net	(120)	355

Total other expense, net	(33,897)	(34,667)

Income from continuing operations before income taxes	87,597	73,281
Income tax expense	(20,567)	(17,142)

Income from continuing operations	67,030	56,139
Discontinued operations, net of tax (Note 2):
Income from discontinued operations	—	529
Loss on disposal of discontinued operations	(529)	—

Total earnings (loss) from discontinued operations	(529)	529

Net income	66,501	56,668
Less: Net income attributable to noncontrolling interests	(32,994)	(28,770)

Net income attributable to USPI’s common stockholder	$33,507	$27,898

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$34,040	$27,342
Earnings (loss) from discontinued operations, net of tax	(533)	556

Net income attributable to USPI’s common stockholder	$33,507	$27,898

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
	(Unaudited — in thousands)

Net income	$35,068	$31,022
Other comprehensive income (loss):
Foreign currency translation adjustments	588	(3,563)
Unrealized gain on interest rate swaps, net of tax	930	1,118

Total other comprehensive income (loss)	1,518	(2,445)

Comprehensive income	36,586	28,577
Less: Comprehensive income attributable to noncontrolling interests	(17,282)	(15,135)

Comprehensive income attributable to USPI’s common stockholder	$19,304	$13,442

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
	(Unaudited — in thousands)

Net income	$66,501	$56,668
Other comprehensive income (loss):
Foreign currency translation adjustments	10,097	(18,151)
Unrealized gain on interest rate swaps, net of tax	2,181	1,418

Total other comprehensive income (loss)	12,278	(16,733)

Comprehensive income	78,779	39,935
Less: Comprehensive income attributable to noncontrolling interests	(32,994)	(28,770)

Comprehensive income attributable to USPI’s common stockholder	$45,785	$11,165

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statement of Changes in Equity
 For the Three Months and Six Months Ended June 30, 2011

		USPI’s Common Stockholder
						Accumulated
					Additional	Other		Noncontrolling
		Comprehensive	Outstanding		Paid-in	Comprehensive	Retained	Interests
	Total	Income	Shares	Par Value	Capital	Loss	Earnings	Non-Redeemable
	(Unaudited — in thousands, except share amounts)

Balance, December 31, 2010	$821,151	$—	100	$—	$784,573	$(66,351)	$68,535	$34,394
Distributions to noncontrolling interests	(1,578)	—	—	—	—	—	—	(1,578)
Purchases of noncontrolling interests	(23)	—	—	—	4	—	—	(27)
Sales of noncontrolling interests	(2,052)	—	—	—	(2,324)	—	—	272
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	450	—	—	—	450	—	—	—
Comprehensive income:
Net income	17,329	15,721	—	—	—	—	15,721	1,608
Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax	1,251	1,251	—	—	—	1,251	—	—
Foreign currency translation adjustments	9,509	9,509	—	—	—	9,509	—	—

Other comprehensive income	10,760	10,760	—	—	—	—	—	—

Comprehensive income	28,089	$26,481	—	—	—	—	—	1,608

Balance, March 31, 2011	846,037		100	—	782,703	(55,591)	84,256	34,669
Distributions to noncontrolling interests	(2,654)	—	—	—	—	—	—	(2,654)
Purchases of noncontrolling interests	(1,086)	—	—	—	(483)	—	—	(603)
Sales of noncontrolling interests	(9,715)	—	—	—	(10,124)	—	—	409
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	352	—	—	—	352	—	—	—
Comprehensive income:
Net income	20,027	17,786	—	—	—	—	17,786	2,241
Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax	930	930	—	—	—	930	—	—
Foreign currency translation adjustments	588	588	—	—	—	588	—	—

Other comprehensive income	1,518	1,518	—	—	—	—	—	—

Comprehensive income	21,545	$19,304	—	—	—	—	—	2,241

Balance, June 30, 2011	$854,479		100	$—	$772,448	$(54,073)	$102,042	$34,062

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
	(Unaudited — in thousands)

Cash flows from operating activities:
Net income	$66,501	$56,668
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (earnings) from discontinued operations	529	(529)
Provision for doubtful accounts	4,034	4,307
Depreciation and amortization	14,873	14,786
Net (gain) loss on deconsolidations, disposals and impairments	(2,478)	593
Amortization of debt issue costs and discount	1,781	1,612
Deferred income tax expense	4,878	7,242
Equity in earnings of unconsolidated affiliates, net of distributions received	5,523	8,003
Equity-based compensation	766	832
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(1,949)	(1,209)
Other receivables	(2,615)	(1,426)
Inventories of supplies, prepaids and other current assets	(3,723)	(2,770)
Accounts payable and other current liabilities	(17,570)	(12,421)
Long-term liabilities	2,159	719

Net cash provided by operating activities	72,709	76,407

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(7,441)	(9,203)
Proceeds from sale of businesses and equity interests	6,045	9,681
Purchases of property and equipment	(13,332)	(16,684)
Purchases of marketable securities, net	(4,713)	—
Returns of capital from unconsolidated affiliates	746	618
Decrease (increase) in deposits and notes receivable	2,028	(758)

Net cash used in investing activities	(16,667)	(16,346)

Cash flows from financing activities:
Proceeds from long-term debt	8,395	11,963
Payments on long-term debt	(37,998)	(16,737)
(Decrease) increase in cash held on behalf of unconsolidated affiliates and other	6,327	(22,207)
Sales of noncontrolling interests, net	1,317	1,138
Distributions to noncontrolling interests	(32,641)	(29,301)

Net cash provided by (used in) financing activities	(54,600)	(55,144)

Cash flows from discontinued operations:
Operating cash flows	—	2,531
Investing cash flows	—	(881)
Financing cash flows	—	(677)

Net cash provided by discontinued operations	—	973

Effect of exchange rate changes on cash and cash equivalents	20	(79)

Net increase in cash and cash equivalents	1,462	5,811
Cash and cash equivalents at beginning of period	60,253	34,890

Cash and cash equivalents at end of period	$61,715	$40,701

Supplemental information:
Interest paid	$32,446	$34,805
Income taxes paid	25,057	8,842
Non-cash transactions:
Assets acquired under capital lease obligations	$1,963	$5,188

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of ambulatory surgery centers, surgical hospitals and related businesses in the United States and the United Kingdom. At June 30, 2011, the Company, headquartered in Dallas, Texas, operated 191 short-stay surgical facilities. Of these 191 facilities, the Company consolidates the results of 59 and accounts for 132 under the equity method. The Company operates in two countries, with 186 of its 191 facilities located in the United States of America; the remaining five facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At June 30, 2011, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 134 of the Company’s 186 U.S. facilities and also providing a framework for the construction or acquisition of additional facilities in the future.

Global Healthcare Partners Limited (Global), a USPI subsidiary incorporated in England, manages and owns three surgical hospitals and an oncology center in the greater London area and a diagnostic and surgery center in Edinburgh, Scotland.

The Company is subject to various risks, including changes in government legislation that could impact Medicare, Medicaid, and U.K. government reimbursement levels and is also subject to increased levels of managed care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.

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

Discontinued operations consist of an endoscopy business and surgical facility, which were sold in December 2010, and two investments in surgery centers that were designated as held for sale at December 31, 2010 and were

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

sold in February 2011. The estimated net loss on disposal of these operations was recorded in the fourth quarter of 2010 and adjusted in 2011.

The table below summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands):

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2011	2010	2010

Revenues	$—	$575	$7,020	$13,992
Income from discontinued operations before income taxes	$—	$—	$501	$814
Income tax expense	—	—	(175)	(285)

Income from discontinued operations	$—	$—	$326	$529

(Gain) loss on disposal of discontinued operations before income taxes	$272	$(902)	$—	$—
Income tax benefit (expense)	(106)	373	—	—

Total (gain) loss from disposal of discontinued operations	$166	$(529)	$—	$—

During the six months ended June 30, 2011, the Company sold four facilities it operated through unconsolidated affiliates and terminated its contracts to manage them. The resulting gains and losses are classified within “Net (gain) loss on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income. Equity method investments that are sold do not represent discontinued operations under GAAP. These transactions are summarized below

Date	Facility Location	Proceeds	Gain (loss)

April 2011	Richmond, Virginia	$0.6 million	$0.2 million
May 2011	Flint, Michigan	1.1 million	0.4 million
May 2011	Fort Worth, Texas	0.7 million	(0.1 million	)
June 2011	Lawton, Oklahoma	1.7 million	0.8 million

Total		$4.1 million	$1.3 million

(3)	Investments in Unconsolidated Affiliates

The Company’s facilities are generally operated through separate legal entities in which the Company holds an equity interest. Other investors generally include physicians who utilize the facility and, in a majority of cases, a local not-for-profit health system.

The Company controls 59 of these entities and therefore consolidates their results. However, the Company accounts for an increasing majority (132 of its 191 facilities at June 30, 2011) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity. The majority of these investments are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

thousands, except number of facilities, reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Unconsolidated facilities operated at period-end	132	112	132	112
Income statement information:
Revenues	$374,291	$326,838	$722,548	$621,538
Operating expenses:
Salaries, benefits, and other employee costs	88,676	74,545	173,553	146,766
Medical services and supplies	88,085	76,632	167,883	145,843
Other operating expenses	85,691	75,553	168,765	145,463
Gain on asset disposals, net	(215)	(65)	(185)	(105)
Depreciation and amortization	15,723	13,844	31,457	26,823

Total operating expenses	277,960	240,509	541,473	464,790

Operating income	96,331	86,329	181,075	156,748
Interest expense, net	(8,135)	(6,537)	(15,828)	(12,660)
Other, net	26	167	12	(321)

Income before income taxes	$88,222	$79,959	$165,259	$143,767

Balance sheet information:
Current assets	$294,001	$264,485	$294,001	$264,485
Noncurrent assets	589,639	450,008	589,639	450,008
Current liabilities	173,626	150,142	173,626	150,142
Noncurrent liabilities	415,777	308,766	415,777	308,766

The Company regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the six months ended June 30, 2011, these transactions resulted in a net cash outflow of approximately $5.6 million, which is summarized as follows:

Effective Date	Facility Location	Amount

Investments
January 2011	Dallas, Texas(1)	$1.3 million
January 2011	Rancho Mirage, California(2)	0.5 million
January 2011	Edinburgh, Scotland(3)	1.1 million
March 2011	Plano, Texas(4)	1.9 million
March 2011	Oklahoma City, Oklahoma(5)	1.2 million

Total		6.0 million
Sales
Various	Various(6)	0.4 million

Total		$5.6 million

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

(1)	Represents additional capital the Company contributed to a joint venture with one of the Company’s not-for-profit hospital partners, which the joint venture used to acquire an equity interest in this facility. The Company already was providing management services to the facility. The remainder of this facility is owned by local physicians.

(2)	Acquisition of additional equity interest in a surgical facility in which the Company already held an investment. This facility is jointly owned with physicians and continues to be accounted for under the equity method.

(3)	Acquisition of a 50% noncontrolling interest in diagnostic and surgery facility in which the Company had no previous involvement.

(4)	Represents additional capital the Company contributed to a joint venture with one of the Company’s not-for-profit hospital partners, which the joint venture used to acquire an equity interest in this facility. The remainder of this facility is owned by local physicians. The Company also acquired the right to manage this facility.

(5)	Represents additional capital the Company contributed to a facility in which it holds an equity interest.

(6)	Represents the net receipt related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

(4)	Noncontrolling Interests

The Company controls and therefore consolidates the results of 59 of its 191 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the six months ended June 30, 2011, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $1.6 million and $2.9 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2011	2010	2010

Net income attributable to USPI’s common stockholder	$17,786	$33,507	$15,887	$27,898
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(10,124)	(12,448)	(1,496)	(4,446)
Decrease in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	(483)	(479)	(115)	(143)

Net transfers to noncontrolling interests	(10,607)	(12,927)	(1,611)	(4,589)

Change in equity from net income attributable to USPI and transfers to noncontrolling interests	$7,179	$20,580	$14,276	$23,309

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Upon the occurrence of certain fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership structure illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions have been classified outside of equity and are carried as “noncontrolling interests — redeemable” on the Company’s consolidated balance sheets. The activity for the three and six months ended June 30, 2011 and 2010 is summarized below (in thousands):

2011
Noncontrolling
Interests —
Redeemable

Balance, December 31, 2010	$81,668
Net income attributable to noncontrolling interests	14,104
Distributions to noncontrolling interests	(13,939)
Purchases of noncontrolling interests	(145)
Sales of noncontrolling interests	3,187

Balance, March 31, 2011	84,875
Net income attributable to noncontrolling interests	15,041
Distributions to noncontrolling interests	(14,471)
Purchases of noncontrolling interests	(291)
Sales of noncontrolling interests	12,510
Acquisition of new business	984

Balance, June 30, 2011	$98,648

2010
Noncontrolling
Interests —
Redeemable

Balance, December 31, 2009	$63,865
Net income attributable to noncontrolling interests	12,128
Distributions to noncontrolling interests	(12,452)
Purchases of noncontrolling interests	(195)
Sales of noncontrolling interests	3,708
Deconsolidation of noncontrolling interests and other	75

Balance, March 31, 2010	67,129
Net income attributable to noncontrolling interests	13,964
Distributions to noncontrolling interests	(13,881)
Purchases of noncontrolling interests	(229)
Sales of noncontrolling interests	1,923
Deconsolidation of noncontrolling interests and other	2,455

Balance, June 30, 2010	$71,361

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

(5)	Other Investments

The consolidated financial statements include the financial statements of USPI and its wholly-owned and controlled subsidiaries. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights. At June 30, 2011, the Company consolidated one entity in accordance with this accounting guidance.

This entity operates and manages seven surgical facilities in the Houston, Texas area. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company has loaned the entity funds to purchase surgical facilities, but the Company does not have full recourse to the entity’s other owner with respect to repayment of the loans. As the entity earns management fees and receives cash distributions of earnings from the surgical facilities, a portion of those proceeds are used to repay the loans prior to being eligible for distribution to the entity’s other owner. At June 30, 2011 and 2010, $7.6 million and $10.8 million, respectively, of such advances are outstanding and are included in other long-term assets. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the six months ended June 30, 2011 or 2010. At June 30, 2011 and 2010, the total assets of this entity were $79.8 million and $54.5 million, and the total liabilities owed to third parties were $20.6 million and $17.0 million, respectively. Such amounts are included in the accompanying consolidated balance sheets.

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

In order to manage the Company’s interest rate risk related to a portion of its variable-rate U.K. debt, on February 29, 2008, the Company entered into an interest rate swap agreement for a notional amount of £20.0 million. The interest rate swap required the Company to pay 4.99% and it received interest at a variable rate of three-month GBP-LIBOR. The interest rate swap matured in March 2011.

The Company entered into a new interest swap effective March 31, 2011 for a notional amount of £18.0 million ($28.9 million). The interest rate swap requires the Company to pay 1.45% and to receive interest at a variable rate of three-month GBP-LIBOR (currently 0.83%), and is reset quarterly. No collateral is required under the interest rate swap agreement. The swap matures in June 2012.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

In order to manage the Company’s interest rate risk related to a portion of its variable-rate senior secured credit facility, effective July 24, 2008, the Company entered into a three-year interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap required the Company to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (0.27% at June 30, 2011), which was reset quarterly. No collateral was required under the interest rate swap agreement. The swap matured in July 2011.

The proceeds from the swaps are used to settle the Company’s interest obligations on the hedged portion of the variable rate debt, which has the overall outcome of the Company paying and expensing a fixed rate of interest on the hedged debt.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. The Company designated the interest rate swaps as cash flow hedges of certain of its variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and would be classified as interest expense in the Company’s consolidated statements of income. The Company recorded no expense related to ineffectiveness for the three and six months ended June 30, 2011 or 2010. For the three and six months ended June 30, 2011, the Company reclassified $1.7 million and $3.7 million, respectively, out of other comprehensive income to interest expense related to the swaps. For the three and six months ended June 30, 2010, the Company reclassified $2.0 million and $4.0 million, respectively, out of other comprehensive income to interest expense related to the swaps. During the next twelve months, if current interest rates remain at June 30, 2011 levels, the Company will record approximately $0.5 million more interest expense than if it had not entered into the interest rate swaps.

At June 30, 2011 and 2010, the fair values of the U.K. interest rate swap were approximately $0.2 million and $0.9 million (both recorded in other current liabilities), respectively, with the offset to other comprehensive income. At June 30, 2011 and 2010, the fair values of the U.S. interest rate swap were approximately $0.5 million (recorded in other current liabilities) and $6.0 million (recorded in other long term liabilities), respectively, with the offset to other comprehensive income. During the three and six months ended June 30, 2011, the amounts, net of taxes, recorded in other comprehensive income related to the interest rate swaps were $0.9 million and $2.2 million, respectively. During the three and six months ended June 30, 2010, the amounts, net of taxes, recorded in other comprehensive income related to the interest rate swaps were $1.1 million and $1.4 million, respectively.

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

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for the traded debt securities. At June 30, 2011, the aggregate carrying amount and estimated fair value of long-term debt were $1.0 billion and $1.1 billion, respectively. At June 30, 2010, the aggregate carrying amount and estimated fair value of long-term debt were $1.1 billion and $1.0 billion, respectively.

The Company purchased $4.7 million of marketable securities, primarily corporate bonds and U.S. Treasury securities, during the six months ended June 30, 2011, which are included in other current assets on the accompanying consolidated balance sheet. The Company has designated these securities as available-for-sale. At June 30, 2011, the carrying value of such securities approximates fair value. The fair value of these securities are classified within Level 2 of the valuation hierarchy, and are based on closing market prices of the investments when applicable, or alternatively, valuations utilizing market data and other observable inputs.

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

Total equity-based compensation included in the accompanying consolidated statements of income, classified by line item, is as follows (in thousands):

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2011	2010	2010

Salaries, benefits and other employee costs	$91	$246	$134	$274
General and administrative expenses	232	520	283	558
Discontinued operations	—	—	28	91

Expense before income tax benefit	323	766	445	923
Income tax benefit	(67)	(148)	(95)	(195)

Total equity-based compensation expense, net of tax	$256	$618	$350	$728

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Total equity-based compensation, included in the accompanying consolidated statements of income, classified by type of award, is as follows (in thousands):

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2011	2010	2010

Share awards	$268	$599	$343	$661
Stock options	55	167	102	262

Expense before income tax benefit	323	766	445	923
Income tax benefit	(67)	(148)	(95)	(195)

Total equity-based compensation expense, net of tax	$256	$618	$350	$728

(9)	Segment Disclosures

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

	United	United
Three Months Ended June 30, 2011	States	Kingdom	Total

Net patient service revenues	$103,380	$27,603	$130,983
Other revenues	20,067	—	20,067

Total revenues	$123,447	$27,603	$151,050

Depreciation and amortization	$5,376	$2,169	$7,545
Operating income	58,888	3,650	62,538
Net interest expense	(16,383)	(361)	(16,744)
Income tax expense	(9,926)	(774)	(10,700)
Total assets	2,044,475	344,442	2,388,917
Capital expenditures	3,881	3,788	7,669

	United	United
Six Months Ended June 30, 2011	States	Kingdom	Total

Net patient service revenues	$203,050	$55,599	$258,649
Other revenues	39,492	—	39,492

Total revenues	$242,542	$55,599	$298,141

Depreciation and amortization	$10,720	$4,153	$14,873
Operating income	112,752	8,742	121,494
Net interest expense	(32,763)	(1,014)	(33,777)
Income tax expense	(18,573)	(1,994)	(20,567)
Total assets	2,044,475	344,442	2,388,917
Capital expenditures	6,352	8,943	15,295

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	United	United
Three Months Ended June 30, 2010	States	Kingdom	Total

Net patient service revenues	$101,420	$24,816	$126,236
Other revenues	16,954	—	16,954

Total revenues	$118,374	$24,816	$143,190

Depreciation and amortization	$5,748	$1,734	$7,482
Operating income	53,785	3,799	57,584
Net interest expense	(16,895)	(517)	(17,412)
Income tax expense	(8,701)	(795)	(9,496)
Total assets	1,998,841	312,497	2,311,338
Capital expenditures	6,571	5,876	12,447

	United	United
Six Months Ended June 30, 2010	States	Kingdom	Total

Net patient service revenues	$195,522	$51,162	$246,684
Other revenues	34,377	—	34,377

Total revenues	$229,899	$51,162	$281,061

Depreciation and amortization	$11,385	$3,401	$14,786
Operating income	99,791	8,157	107,948
Net interest expense	(33,152)	(1,870)	(35,022)
Income tax expense	(15,532)	(1,610)	(17,142)
Total assets	1,998,841	312,497	2,311,338
Capital expenditures	10,826	11,046	21,872

(10)	Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million and $1.0 million in both the three months and six months ended June 30, 2011 and 2010, respectively. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At June 30, 2011, the Company had approximately $4.5 million accrued related to such management fee, of which $0.3 million is included in other current liabilities and $4.2 million is included in other long-term liabilities in the accompanying consolidated balance sheet.

(11)	Commitments and Contingencies

As of June 30, 2011, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $63.6 million. Of the total, $13.8 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $41.1 million of the remaining $49.8 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $8.7 million represents a guarantee of the obligations of five facilities which have been sold. The Company has full recourse to the buyers with respect to these amounts.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The Company has recorded long-term liabilities totaling approximately $0.6 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2022, and (e) provide no recourse for the Company to recover any amounts from third parties. The Company also has $1.6 million of letters of credit outstanding.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of June 30, 2011	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$54,199	$7,516	$—	$61,715
Accounts receivable, net	—	48,521	—	48,521
Other receivables	31,563	34,472	(46,559)	19,476
Inventories of supplies	808	8,425	—	9,233
Prepaids and other current assets	34,348	3,119	—	37,467

Total current assets	120,918	102,053	(46,559)	176,412
Property and equipment, net	18,882	181,367	35	200,284
Investments in unconsolidated affiliates	1,006,723	—	(612,176)	394,547
Goodwill and intangible assets, net	899,776	352,361	343,554	1,595,691
Other assets	89,048	565	(67,630)	21,983

Total assets	$2,135,347	$636,346	$(382,776)	$2,388,917

LIABILITIES AND EQUITY
Liabilities and Equity
Current liabilities:
Accounts payable	$685	$20,101	$—	$20,786
Accrued expenses and other	213,843	38,648	(45,409)	207,082
Current portion of long-term debt	5,591	21,505	(1,263)	25,833

Total current liabilities	220,119	80,254	(46,672)	253,701
Long-term debt, less current portion	939,391	79,476	(1,327)	1,017,540
Other long-term liabilities	155,420	9,534	(405)	164,549
Parent’s equity	820,417	442,973	(442,973)	820,417
Noncontrolling interests	—	24,109	108,601	132,710

Total liabilities and equity	$2,135,347	$636,346	$(382,776)	$2,388,917

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
As of December 31, 2010	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$60,186	$67	$—	$60,253
Accounts receivable, net	—	50,082		50,082
Other receivables	27,313	45,146	(57,217)	15,242
Inventories of supplies	685	8,506	—	9,191
Prepaids and other current assets	27,477	2,166	—	29,643

Total current assets	115,661	105,967	(57,217)	164,411
Property and equipment, net	24,343	177,803	114	202,260
Investments in unconsolidated affiliates	1,010,592	—	(617,031)	393,561
Goodwill and intangible assets, net	904,108	342,777	340,991	1,587,876
Other assets	91,151	2,602	(69,122)	24,631

Total assets	$2,145,855	$629,149	$(402,265)	$2,372,739

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,684	$21,804	$—	$23,488
Accrued expenses and other	236,835	37,868	(55,917)	218,786
Current portion of long-term debt	4,932	19,751	(2,297)	22,386

Total current liabilities	243,451	79,423	(58,214)	264,660
Long-term debt, less current portion	966,999	82,732	(2,291)	1,047,440
Other long-term liabilities	148,648	9,692	(520)	157,820
Parent’s equity	786,757	432,261	(432,261)	786,757
Noncontrolling interests	—	25,041	91,021	116,062

Total liabilities and equity	$2,145,855	$629,149	$(402,265)	$2,372,739

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Income:

		Non-Participating	Consolidation	Consolidated
For the Six Months Ended June 30, 2011	Guarantors	Investees	Adjustments	Total

Revenues	$52,021	$257,684	$(11,564)	$298,141
Equity in earnings of unconsolidated affiliates	71,022	1,706	(34,695)	38,033
Operating expenses, excluding depreciation and amortization	36,433	173,190	(9,816)	199,807
Depreciation and amortization	3,430	11,364	79	14,873

Operating income	83,180	74,836	(36,522)	121,494
Interest expense, net	(30,733)	(3,044)	—	(33,777)
Other income (expense), net	(203)	266	(183)	(120)

Income from continuing operations before income taxes	52,244	72,058	(36,705)	87,597
Income tax expense	(18,208)	(2,359)	—	(20,567)

Income from continuing operations	34,036	69,699	(36,705)	67,030
Loss from discontinued operations, net of tax	(529)	(17)	17	(529)

Net income	33,507	69,682	(36,688)	66,501
Less: Net income attributable to noncontrolling interests	—	(7,534)	(25,460)	(32,994)

Net income attributable to Parent	$33,507	$62,148	$(62,148)	$33,507

		Non-Participating	Consolidation	Consolidated
For the Six Months Ended June 30, 2010	Guarantors	Investees	Adjustments	Total

Revenues	$46,782	$244,904	$(10,625)	$281,061
Equity in earnings of unconsolidated affiliates	63,024	1,238	(31,755)	32,507
Operating expenses, excluding depreciation and amortization	33,587	168,660	(11,413)	190,834
Depreciation and amortization	3,698	10,979	109	14,786

Operating income	72,521	66,503	(31,076)	107,948
Interest expense, net	(30,632)	(4,301)	(89)	(35,022)
Other income (expense), net	357	(2)	—	355

Income from continuing operations before income taxes	42,246	62,200	(31,165)	73,281
Income tax expense	(14,877)	(2,265)	—	(17,142)

Income from continuing operations	27,369	59,935	(31,165)	56,139
Earnings from discontinued operations, net of tax	529	386	(386)	529

Net income	27,898	60,321	(31,551)	56,668
Less: Net income attributable to noncontrolling interests	—	(5,417)	(23,353)	(28,770)

Net income attributable to Parent	$27,898	$54,904	$(54,904)	$27,898

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
For the Six Months Ended June 30, 2011	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$33,507	$69,682	$(36,688)	$66,501
Loss (earnings) on discontinued operations	529	17	(17)	529
Changes in operating and intercompany assets and liabilities and noncash items included in net income	(4,237)	1,756	8,160	5,679

Net cash provided by operating activities	29,799	71,455	(28,545)	72,709
Cash flows from investing activities:
Purchases of property and equipment, net	(744)	(12,588)	—	(13,332)
Purchases and sales of new businesses and equity interests, net	(126)	(1,270)	—	(1,396)
Other items, net	(3,311)	11,618	(10,246)	(1,939)

Net cash used in investing activities	(4,181)	(2,240)	(10,246)	(16,667)
Cash flows from financing activities:
Long-term borrowings, net	(27,631)	(3,977)	2,005	(29,603)
Purchases and sales of noncontrolling interests, net	1,317	—	—	1,317
Distributions to noncontrolling interests	—	(61,186)	28,545	(32,641)
Increase in cash held on behalf of noncontrolling interest holders and other	(5,291)	3,377	8,241	6,327

Net cash used in financing activities	(31,605)	(61,786)	38,791	(54,600)

Effect of exchange rate changes on cash	—	20	—	20

Net increase (decrease) in cash	(5,987)	7,449	—	1,462
Cash at the beginning of the period	60,186	67	—	60,253

Cash at the end of the period	$54,199	$7,516	$—	$61,715

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
For the Six Months Ended June 30, 2010	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$27,898	$60,321	$(31,551)	$56,668
Loss (earnings) on discontinued operations	(529)	386	(386)	(529)
Changes in operating and intercompany assets and liabilities and noncash items included in net income	3,968	9,755	6,545	20,268

Net cash provided by operating activities	31,337	70,462	(25,392)	76,407
Cash flows from investing activities:
Purchases of property and equipment, net	(1,421)	(15,263)	—	(16,684)
Purchases and sales of new businesses and equity interests, net	478	—	—	478
Other items, net	(3,265)	5,155	(2,030)	(140)

Net cash used in investing activities	(4,208)	(10,108)	(2,030)	(16,346)
Cash flows from financing activities:
Long-term borrowings, net	367	(6,058)	917	(4,774)
Purchases and sales of noncontrolling interests, net	883	255	—	1,138
Distributions to noncontrolling interests	—	(54,693)	25,392	(29,301)
Increase in cash held on behalf of noncontrolling interest holders and other	(27,361)	4,041	1,113	(22,207)

Net cash used in financing activities	(26,111)	(56,455)	27,422	(55,144)

Net cash provided by discontinued operations	—	973	—	973
Effect of exchange rate changes on cash	—	(79)	—	(79)

Net increase in cash	1,018	4,793	—	5,811
Cash at the beginning of the period	27,430	7,460	—	34,890

Cash at the end of the period	$28,448	$12,253	$—	$40,701

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness; general economic and business conditions, including without limitation the condition of the financial markets, both nationally and internationally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into or renew managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States (U.S.) and the United Kingdom (U.K.); the efforts of insurers, healthcare providers and others to contain healthcare costs; the impact of healthcare reform; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses and other health care professionals and other personnel; the availability of suitable acquisition and development opportunities and the length of time it takes to complete acquisitions and developments; our ability to integrate new and acquired businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks and uncertainties discussed in this Quarterly Report on Form 10-Q. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements.

Overview

We operate ambulatory surgery centers and surgical hospitals in the United States and the United Kingdom. As of June 30, 2011, we operated 191 facilities, consisting of 186 in the United States and five in the United Kingdom. Fourteen of our 186 U.S. facilities are surgical hospitals. All but one of our 186 of our U.S. facilities includes local physician owners, and 134 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of the majority of our existing facilities, our agreements with these healthcare systems provide a framework for the construction or acquisition of additional facilities in the future. The facility that is currently under construction includes a hospital partner. We opened four de novo facilities during the second quarter of 2011. We opened our newest facility, a surgical hospital in Phoenix, Arizona, in June 2011, which is a joint venture between us and our hospital partner.

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

Due in large part to our partnerships with physician and hospital partners, we do not consolidate 132 of the 191 facilities in which we have ownership interests. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding USPI’s financial performance because these revenues are the basis for calculating the Company’s management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for USPI’s equity in earnings of unconsolidated affiliates. In addition, USPI discloses growth rates and operating margins (both consolidated and unconsolidated) for the facilities that were operational in both the current and prior year periods, a group the Company refers to as same store facilities.

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

Dispositions

During the six months ended June 30, 2011, we sold four facilities we operated through unconsolidated affiliates and terminated our contracts to manage them. The resulting gains and losses are classified within “Net (gain) loss on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income. Equity method investments that are sold do not represent discontinued operations under GAAP. These transactions are summarized below:

Date	Facility Location	Proceeds	Gain (loss)

April 2011	Richmond, Virginia	$0.6 million	$0.2 million
May 2011	Flint, Michigan	1.1 million	0.4 million
May 2011	Fort Worth, Texas	0.7 million	(0.1 million	)
June 2011	Lawton, Oklahoma	1.7 million	0.8 million

Total		$4.1 million	$1.3 million

Equity Investments and Development Projects

While a part of our development strategy involves acquiring existing surgical facilities, we also regularly engage in the purchase and sale of equity interests with respect to facilities we are constructing or already operate. When those transactions involve our investments in unconsolidated affiliates but do not involve a change of control, the cash flow impact is classified within investing activities. During the six months ended June 30, 2011, these transactions resulted in a net cash outflow of approximately $5.6 million, which is summarized below:

Effective Date	Facility Location	Amount

Investments
January 2011	Dallas, Texas(1)	$1.3 million
January 2011	Rancho Mirage, California(2)	0.5 million
January 2011	Edinburgh, Scotland(3)	1.1 million
March 2011	Plano, Texas(4)	1.9 million
March 2011	Oklahoma City, Oklahoma(5)	1.2 million

Total		6.0 million
Sales
Various	Various(6)	0.4 million

Total		$5.6 million

(1)	Represents additional capital we contributed to a joint venture with one of our not-for-profit hospital partners, which the joint venture used to acquire an equity interest in this facility. We already were providing management services to the facility. The remainder of this facility is owned by local physicians.

(2)	Acquisition of additional equity interest in a surgical facility in which we already held an investment. This facility is jointly owned with physicians and continues to be accounted for under the equity method.

(3)	Acquisition of a 50% noncontrolling interest in diagnostic and surgery facility in which we had no previous involvement.

(4)	Represents additional capital we contributed to a joint venture with one of our not-for-profit hospital partners, which the joint venture used to acquire an equity interest in this facility. The remainder of this facility is owned by local physicians. We also acquired the right to manage this facility.

(5)	Represents additional capital we contributed to a facility in which we hold an equity interest.

(6)	Represents the net receipt related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

We control and therefore consolidate the results of 59 of our 191 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the six months ended June 30, 2011, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $1.6 million and $2.9 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $12.9 million decrease to our additional paid-in capital during the six months ended June 30, 2011.

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenues of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and contract service revenues, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians and hospitals. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net patient service revenues	87%	88%	87%	88%
Management and contract service revenues	12	11	12	11
Other revenues	1	1	1	1

Total revenues	100%	100%	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. As a percent of our total revenues, these revenues did not significantly change compared to prior year periods.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Management of surgical facilities	$15,086	$13,068	$29,871	$25,618
Contract services provided to other healthcare providers	2,705	2,763	5,196	5,342

Total management and contract service revenues	$17,791	$15,831	$35,067	$30,960

As described above, our primary business is the operation of surgical facilities.

The following table summarizes our revenues by operating segment:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

United States	82%	83%	81%	82%
United Kingdom	18	17	19	18

Total	100%	100%	100%	100%

Between June 30, 2010 and June 30, 2011, the value of the British pound as compared to the U.S. dollar strengthened. This increase in value resulted in the proportion of our total revenues derived from U.K. operations as stated in U.S. dollars to increase slightly in the three and six months ended June 30, 2011, as compared to the corresponding prior year period.

Results of Operations

The following table summarizes certain consolidated statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
USPI	2011	2010	2011	2010

Total revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	13.3	12.7	12.8	11.6
Operating expenses, excluding depreciation and amortization	(66.9)	(67.3)	(67.0)	(67.9)
Depreciation and amortization	(5.0)	(5.2)	(5.0)	(5.3)

Operating income	41.4	40.2	40.8	38.4
Interest and other expense, net	(11.2)	(12.1)	(11.4)	(12.3)

Income from continuing operations before income taxes	30.2	28.1	29.4	26.1
Income tax expense	(7.1)	(6.6)	(6.9)	(6.1)

Income from continuing operations	23.1	21.5	22.5	20.0
Earnings (loss) from discontinued operations, net of tax	0.1	0.2	(0.2)	0.2

Net income	23.2	21.7	22.3	20.2
Less: Net income attributable to noncontrolling interests	(11.4)	(10.6)	(11.1)	(10.3)

Net income attributable to USPI’s common stockholder	11.8%	11.1%	11.2%	9.9%

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for 132 of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting

(amounts are expressed as a percentage of unconsolidated affiliates’ revenues, and reflect 100% of the investees’ results on an aggregated basis):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
USPI’s Unconsolidated Affiliates	2011	2010	2011	2010

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	(70.1)	(69.4)	(70.6)	(70.5)
Depreciation and amortization	(4.2)	(4.2)	(4.3)	(4.3)

Operating income	25.7	26.4	25.1	25.2
Interest and other expense, net	(2.2)	(1.9)	(2.2)	(2.1)

Income before income taxes	23.5	24.5	22.9	23.1
Income tax expense	(0.4)	(0.4)	(0.5)	(0.5)

Net income	23.1%	24.1%	22.4%	22.6%

Executive Summary

Our strategy continues to include growing the profits of our existing facilities, developing new facilities with hospital partners, and adding other facilities through acquisition. Our operating results in the three and six months ended June 30, 2011 reflect 6% and 7% same store facility revenue growth as compared to the corresponding periods in 2010, and our overall business also grew as a result of our operating 19 more facilities in 2011, largely as a result of acquisitions made during the second half of 2010. These growth drivers resulted in a 9% and 13% increase in operating income compared to the three and six months ended June 30, 2010, respectively. During the first six months of 2011, we acquired an equity method investment in a diagnostic and surgery center in Edinburgh, Scotland and an equity interest in a surgical facility in the Dallas/Fort Worth area with a local hospital partner. We also opened four new facilities during the second quarter of 2011, including our newest facility, a surgical hospital in Phoenix, Arizona.

Continuing a trend experienced in recent quarters, USPI’s revenue growth in the second quarter of 2011 of 6% was significantly less than our systemwide revenue growth of 12%, primarily due to our continuing to add more equity method facilities as compared to consolidated facilities. Our systemwide revenues include all facilities that we operate; USPI’s revenues only include consolidated facilities, which represent less than one-third of our facilities. Accounting for more of our facilities under the equity method is a direct result of deploying our primary U.S. business strategy of jointly owning our facilities with prominent local physicians and a hospital partner. In carrying out this strategy during the period from January 1, 2010 to June 30, 2011, our number of equity method facilities increased from 109 to 132 while our consolidated facility count decreased from 60 to 59, driven by our acquisition and disposal activity.

Our net earnings from a facility, whether consolidated or equity method, are driven by the same factors: the facility’s underlying profits and revenues and our ownership percentage. Accordingly, to assess USPI’s overall operating results we often utilize systemwide and same store measures, which include all facilities. These measures were positive in the first six months of 2011, with same store revenues increasing 7% (largely corresponding to USPI’s revenue growth of 6%) and systemwide revenues increasing 13%, a product of same store growth and a net increase of 22 facilities since the beginning of 2010. U.S. facility operating margins, while slightly down in the second quarter of 2011, remained higher overall for the six months ended June 30, 2011 as compared to the first six months of 2010. Overall, these operational factors, together with acquisition and disposal activities, resulted in USPI’s operating income margin increasing to 41.4% for the second quarter of 2011 compared to 40.2% in the second quarter of 2010.

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

•	our share of each facility’s net income or loss, which is computed by multiplying the facility’s net income or loss times the percentage of each facility’s equity interests owned by us; and

•	management services revenues, computed as a percentage of each facility’s net revenues (often net of bad debt expense).

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a growing majority of our facilities (currently 132 of our 191 facilities), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method, i.e., as an unconsolidated affiliate. We control the remaining 59 of our facilities and account for these investments as consolidated subsidiaries.

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

In summary, USPI’s operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but USPI’s individual revenue and expense line items only contain consolidated businesses, which represent less than one-third of our facilities. This translates to trends in operating income that often do not correspond with changes in revenues and expenses. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years. Accordingly, we review several types of information in order to monitor and analyze USPI’s results of operations, including:

•	The results of operations of USPI’s unconsolidated affiliates

•	USPI’s average ownership share in the facilities we operate; and

•	Facility operating indicators, such as systemwide revenue growth, same store revenue growth, and same store operating margins

Our Consolidated and Unconsolidated Results

The following table shows USPI’s results of operations and the results of operations of USPI’s unconsolidated affiliates (in thousands).

	Three Months Ended June 30
	2011		2010		Variance to Prior Year
	USPI as		USPI as		USPI as
	Reported		Reported		Reported
	Under	Unconsolidated	Under	Unconsolidated	Under	Unconsolidated
	GAAP	Affiliates	GAAP	Affiliates	GAAP	Affiliates

Revenues:
Net patient service revenues	$130,983	$371,852	$126,236	$325,077	$4,747	$46,775
Management and contract service revenues	17,791	—	15,831	—	1,960	—
Other income	2,276	2,439	1,123	1,761	1,153	678

Total revenues	151,050	374,291	143,190	326,838	7,860	47,453
Equity in earnings of unconsolidated affiliates	20,101	—	18,219	—	1,882	—
Operating expenses:
Salaries, benefits, and other employee costs	41,009	88,676	37,416	74,545	3,593	14,131
Medical services and supplies	24,759	88,085	23,881	76,632	878	11,453
Other operating expenses	23,879	75,949	23,225	67,480	654	8,469
General and administrative expenses	11,113	—	9,119	—	1,994	—
Provision for doubtful accounts	2,287	9,742	2,425	8,073	(138)	1,669
Net (gain) loss on deconsolidations, disposals and impairments	(1,979)	(215)	277	(65)	(2,256)	(150)
Depreciation and amortization	7,545	15,723	7,482	13,844	63	1,879

Total operating expenses	108,613	277,960	103,825	240,509	4,788	37,451

Operating income	62,538	96,331	57,584	86,329	4,954	10,002
Interest income	192	88	78	91	114	(3)
Interest expense	(16,936)	(8,223)	(17,490)	(6,628)	554	(1,595)
Other	(192)	26	20	167	(212)	(141)

Total other expense, net	(16,936)	(8,109)	(17,392)	(6,370)	456	(1,739)

Income before income taxes	45,602	88,222	40,192	79,959	5,410	8,263
Income tax expense	(10,700)	(1,582)	(9,496)	(1,343)	(1,204)	(239)

Income from continuing operations	34,902	86,640	30,696	78,616	4,206	8,024
Discontinued operations, net of tax	166	—	326	—	(160)	—

Net income	35,068	$86,640	31,022	$78,616	4,046	$8,024

Less: Net income attributable to noncontrolling interests	(17,282)		(15,135)		(2,147)

Net income attributable to USPI’s common stockholder	$17,786		$15,887		$1,899

USPI’s equity in earnings of unconsolidated affiliates		$20,101		$18,219		$1,882

	Six Months Ended June 30
	2011		2010		Variance to Prior Year
	USPI as		USPI as		USPI as
	Reported		Reported		Reported
	Under	Unconsolidated	Under	Unconsolidated	Under	Unconsolidated
	GAAP	Affiliates	GAAP	Affiliates	GAAP	Affiliates

Revenues:
Net patient service revenues	$258,649	$717,545	$246,684	$618,369	$11,965	$99,176
Management and contract service revenues	35,067	—	30,960	—	4,107	—
Other income	4,425	5,003	3,417	3,169	1,008	1,834

Total revenues	298,141	722,548	281,061	621,538	17,080	101,010
Equity in earnings of unconsolidated affiliates	38,033	—	32,507	—	5,526	—
Operating expenses:
Salaries, benefits, and other employee costs	80,470	173,553	74,679	146,766	5,791	26,787
Medical services and supplies	49,177	167,883	48,307	145,843	870	22,040
Other operating expenses	47,711	151,575	45,280	130,986	2,431	20,589
General and administrative expenses	20,893	—	17,668	—	3,225	—
Provision for doubtful accounts	4,034	17,190	4,307	14,477	(273)	2,713
Net (gain) loss on deconsolidations, disposals and impairments	(2,478)	(185)	593	(105)	(3,071)	(80)
Depreciation and amortization	14,873	31,457	14,786	26,823	87	4,634

Total operating expenses	214,680	541,473	205,620	464,790	9,060	76,683

Operating income	121,494	181,075	107,948	156,748	13,546	24,327
Interest income	364	188	442	192	(78)	(4)
Interest expense	(34,141)	(16,016)	(35,464)	(12,852)	1,323	(3,164)
Other	(120)	12	355	(321)	(475)	333

Total other expense, net	(33,897)	(15,816)	(34,667)	(12,981)	770	(2,835)

Income before income taxes	87,597	165,259	73,281	143,767	14,316	21,492
Income tax expense	(20,567)	(3,697)	(17,142)	(3,155)	(3,425)	(542)

Income from continuing operations	67,030	161,562	56,139	140,612	10,891	20,950
Discontinued operations, net of tax	(529)	—	529	—	(1,058)	—

Net income	66,501	$161,562	56,668	$140,612	9,833	$20,950

Less: Net income attributable to noncontrolling interests	(32,994)		(28,770)		(4,224)

Net income attributable to USPI’s common stockholder	$33,507		$27,898		$5,609

USPI’s equity in earnings of unconsolidated affiliates		$38,033		$32,507		$5,526

The following table provides other information regarding our unconsolidated affiliates (dollars in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Long-term debt	$418,010	$295,343	$418,010	$295,343
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	22.8%	22.8%	23.0%	22.6%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	25.7%	24.8%	25.7%	24.8%
Unconsolidated facilities operated at period end	132	112	132	112

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total pre-tax income of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about USPI’s involvement in equity method investments.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This is a non-GAAP measure but management believes it provides further useful information about USPI’s involvement in equity method investments.

As shown above, USPI’s net patient service revenues for the three and six months ended June 30, 2011 increased $4.7 million and $12.0 million, respectively, compared to the corresponding prior year periods. The net patient service revenues of USPI’s unconsolidated affiliates increased $46.8 million and $99.2 million for the three and six months ended June 30, 2011, respectively, as compared to the corresponding prior year periods. These variances are analyzed more extensively below under “Revenues,” but in general they reflect the fact that the revenues of our unconsolidated facilities, which largely represent the facilities we operate under our primary business model of partnering with physicians and a hospital partner, are growing at a faster rate than the revenues of our consolidated facilities. In addition to the underlying growth rates at these facilities, we continue to shift more of our facilities into our primary business model, which usually moves them from the consolidated to the unconsolidated group. Once netted with expenses, these increased revenues at our unconsolidated affiliates, resulted in their earning $21.0 million more in net income on year-to-date basis than in the corresponding prior year period. Our share of that increase, based on our ownership levels in these facilities, was $5.5 million, and is classified within equity in earnings of unconsolidated affiliates in our consolidated statement of income.

Our Ownership Interests in the Facilities We Operate

Our earnings are predominantly driven by our investments in the facilities we operate, so we focus on those businesses’ growth rates together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in the U.S. surgical facilities we operate is as follows:

	Six Months		Six Months
	Ended	Year Ended	Ended
	June 30,	December 31,	June 30,
	2011	2010	2010

Unconsolidated (equity method)(1)	23.0%	21.7%	22.6%
Consolidated facilities(2)	45.7%	46.7%	47.0%
Total(3)	29.1%	28.2%	29.3%

(1)	Computed for unconsolidated facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate pre-tax income of U.S. surgical facilities we account for under the equity method.

(2)	Computed for consolidated facilities by dividing (a) the aggregate net income of U.S. surgical facilities we operate less our total noncontrolling interests in income of consolidated subsidiaries by (b) the aggregate net income of our consolidated U.S. surgical facilities.

(3)	Computed in total by dividing our share of the facilities’ net income, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income of our U.S. surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our increased focus on partnering our facilities with not-for-profit health systems in addition to physicians generally leads to our accounting for more facilities under the equity method (unconsolidated) as reflected in our number of unconsolidated facilities increasing by 23 from January 1, 2010 to June 30, 2011, while our number of consolidated facilities decreased by one. We generally have a lower ownership percentage in an equity method facility as compared to a consolidated facility.

Revenues

Our consolidated net revenues increased 6% during both the three and six months ended June 30, 2011, respectively, as compared to the corresponding prior year periods. The table below quantifies several significant items impacting year over year growth.

	Three Months Ended
	June 30, 2011
	USPI as Reported	Unconsolidated
	Under GAAP	Affiliates

Total revenues, three months ended June 30, 2010	$143,190	$326,838
Add: Revenue from acquired facilities	4,248	20,642
Less: Revenue of disposed facilities	—	(2,312)
Less: Revenue of deconsolidated facilities	(3,277)	3,277
Impact of exchange rate	2,322	—

Adjusted base period	146,483	348,445
Increase from operations	2,434	24,717
Non-facility based revenue	2,133	1,129

Total revenues, three months ended June 30, 2011	$151,050	$374,291

	Six Months Ended
	June 30, 2011
	USPI as Reported	Unconsolidated
	Under GAAP	Affiliates

Total revenues, six months ended June 30, 2010	$281,061	$621,538
Add: Revenue from acquired facilities	8,778	41,727
Less: Revenue of disposed facilities	—	(2,312)
Less: Revenue of deconsolidated facilities	(6,335)	6,335
Impact of exchange rate	2,960	—

Adjusted base period	286,464	667,288
Increase from operations	7,933	52,282
Non-facility based revenue	3,744	2,978

Total revenues, six months ended June 30, 2011	$298,141	$722,548

As shown above, the most significant sources of revenue growth were from operational growth and acquisitions.

Facility Growth

Our systemwide revenues grew 12% and 13% in the three and six months ended June 30, 2011 as compared to the corresponding prior year period. This growth is comprised of a 6% and 7% increase in the three and six months ended June 30, 2011, respectively, in the net revenues of our same store facilities, which are those facilities we operated in both periods, and revenues of newly acquired facilities.

Same store growth was driven most heavily by an increase in the average complexity of our cases, which resulted in higher average revenues per case, and also by a 1% increase in the number of cases performed at our U.S. facilities. Our U.K. facilities admissions decreased due largely to fewer referrals from the National Health Service (NHS) and a decrease in self-pay business, but the overall impact on revenues was more than offset by a shift to higher-paying cases and a stronger British pound. The self-pay business is generally considered more susceptible to changes in general economic conditions, as the cost is borne entirely by the patient rather than shared with private insurers or borne by the NHS.

The following table summarizes our same store facility revenue growth rates, as compared to the three and six months ended June 30, 2010:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2011

United States facilities:
Net revenue	6%	7%
Surgical cases	1%	1%
Net revenue per case(1)	5%	6%
United Kingdom facilities:
Adjusted admissions	(3)%	(4)%
Net revenue using actual exchange rates	11%	8%
Net revenue using constant exchange rates(2)	2%	3%
All same store facilities:
Net revenue using actual exchange rates	6%	7%

(1)	Our overall domestic same store growth in net revenue per case for the three and six months ended June 30, 2011, was favorably impacted by the 7% and 8% growth, respectively, at our thirteen same store hospitals, which on average perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. The net revenue per case growth at our ambulatory surgery centers was 3% during the second quarter of 2011.

(2)	Calculated using 2011 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

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

Consistent with this strategy, our net overall number of facilities increased by 19 from June 30, 2010 to June 30, 2011, while the net increase in facilities partnered with not-for-profit hospitals and local physicians increased by 20. Our facility that is under construction at June 30, 2011 also involves a hospital partner. We continue to explore affiliating more facilities with hospital partners, especially for facilities in markets where we already operate other facilities with a hospital partner. The following table summarizes the facilities we operated as of June 30, 2011 and 2010:

	June 30,
	2011	2010

United States facilities(1):
With a hospital partner	134	114
Without a hospital partner	52	54

Total U.S. facilities	186	168
United Kingdom facilities	5	4

Total facilities operated	191	172

Change from June 30, 2010:
De novo (newly constructed)	5
Acquisition	24
Disposals(2)	(10)

Total increase in number of facilities	19

(1)	At June 30, 2011, physicians own a portion of all but one of these facilities.

(2)	We sold our ownership interests in facilities in Orlando, Florida; Templeton, California; Houston, Texas; Richmond, Virginia; Flint, Michigan; Fort Worth, Texas and Lawton, Oklahoma. We merged three of our surgery centers into two locations in the Dallas, Texas area.

Facility Operating Margins

Same store U.S. facility operating margins increased 40 basis points for the six months ended June 30, 2011 as compared to the corresponding prior year period. The increase was due to higher case volumes, more complex cases, and improvement in the management of operating expenses. Continuing a trend we have experienced in recent years, the year-over-year change in the operating margins of facilities partnered with a not-for-profit healthcare system was more favorable than the change experienced by the facilities that do not have a hospital partner. The facilities partnered with a health system are, on average, younger than our other facilities. Younger facilities’ margins grow more rapidly on average than more mature facilities, which generally have higher margins but with less growth. The pattern of our acquisition and development activity can also affect this relationship over time.

Our U.K. facilities, which comprise five of our 191 facilities at June 30, 2011, experienced a decrease in overall facility margins in the three and six months ended June 30, 2011 as compared to the prior year period, largely due to the reduction in NHS and self-pay business described above.

The following table summarizes the year-over-year changes in our same store facility operating margins (see footnote 1 below), comparing the three and six months ended June 30, 2011 to the three and six months ended June 30, 2010:

	Three Months			Six Months
	Ended			Ended
	June 30,	Increase		June 30,	Increase
	2011	(Decrease)		2011	(Decrease)

United States facilities:
With a hospital partner	26.4%	40	bps	25.7%	90	bps
Without a hospital partner	31.3%	(250	) bps	31.8%	(100	) bps
Total U.S. facilities	27.2%	(30	) bps	26.7%	40	bps
United Kingdom facilities(2)	19.6%	(390	) bps	21.6%	(280	) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	Calculated using 2011 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business. In addition, the $1.0 million unfavorable impact of a payment of value-added tax in the first quarter of 2010 has been excluded from U.K. same store facility operating margins.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

As discussed more fully in “Revenues,” our consolidated revenues increased by $7.9 million, or 5.5%, to $151.1 million for the three months ended June 30, 2011 from $143.2 million for the three months ended June 30, 2010. A portion of the increase, approximately $2.4 million, was driven by operations resulting from case growth and higher net revenue per case. Acquisitions of facilities increased revenues $4.2 million. Other factors, including the favorable impact of a weaker U.S. dollar, and a decrease in revenues resulting from our selling a portion of our interest in two facilities (causing us to deconsolidate them), drove the remaining net increase in revenues.

Equity in earnings of unconsolidated affiliates increased by $1.9 million, or 10.3%, to $20.1 million for the three months ended June 30, 2011 from $18.2 million for the three months ended June 30, 2010. This increase in equity in earnings was primarily driven by acquisitions of equity method investments in facilities and deconsolidations of facilities we already operated, which together increased equity in earnings by $2.1 million. Other factors included $0.5 million from growth in our existing facilities and start-up losses of $0.7 million from recently opened facilities. The number of facilities we account for under the equity method increased by 20 from June 30, 2010 to June 30, 2011.

Depreciation and amortization was $7.5 million for both the three months ended June 30, 2011 and June 30, 2010. Depreciation and amortization, as a percentage of revenues, decreased slightly to 5.0% for the three months ended June 30, 2011 from 5.2% for the three months ended June 30, 2010.

Operating income increased $5.0 million, or 8.6%, to $62.5 million for the three months ended June 30, 2011 from $57.6 million for the three months ended June 30, 2010, and increased as a percentage of revenues to 41.2% from 40.2%, respectively. These increases were driven by the increases in revenues of our facilities and equity in earnings of unconsolidated affiliates described above, and additionally from net gains on disposals of four facilities. These factors also drove the increase in net income attributable to USPI’s common stockholder.

Interest expense, net of interest income, decreased $0.7 million to $16.7 million for the three months ended June 30, 2011 as compared to $17.4 million for the three months ended June 30, 2010. The decrease is primarily due to lower overall debt balances at June 30, 2011.

Provision for income taxes was $10.7 million for the three months ended June 30, 2011 compared to $9.5 million for the three months ended June 30, 2010. Our effective tax rates (based on pretax earnings attributable to USPI’s stockholder) were 37.8% and 37.9% for the three months ended June 30, 2011 and 2010, respectively.

The increase in revenues of our consolidated facilities, as described above, drove an increase in our consolidated subsidiaries’ net income. As most of our consolidated businesses include owners besides us, an increase in the earnings of these businesses resulted in an increase in net income attributable to noncontrolling interests.

Overall, while our facilities average operating income margin decreased slightly in the second quarter of 2011 as compared to the second quarter of 2010, the increase in revenues at these facilities described, together with earnings from acquired facilities and gains from selling interests in four facilities, resulted in higher net income attributable to USPI’s common stockholder during the second quarter of 2011 as compared to the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

As discussed more fully in “Revenues,” our consolidated revenues increased by $17.1 million, or 6.1%, to $298.1 million for the six months ended June 30, 2011 from $281.1 million for the six months ended June 30, 2010. A portion of the increase, approximately $7.9 million, was driven by operations resulting from case growth and higher net revenue per case. Acquisitions of facilities increased revenues $8.8 million. Other factors, including the favorable impact of a weaker U.S. dollar, and a decrease in revenues resulting from our selling a portion of our interest in two facilities (causing us to deconsolidate them), drove the remaining net increase in revenues.

Equity in earnings of unconsolidated affiliates increased by $5.5 million, or 17.0% to $38.0 million for the six months ended June 30, 2011 from $32.5 million for the six months ended June 30, 2010. This increase in equity in earnings was primarily driven by acquisitions of equity method investments in facilities and deconsolidations of facilities we already operated, which together increased equity in earnings by $3.7 million. Other factors included $2.5 million from growth in our existing facilities and start-up losses of $0.7 million from recently opened facilities. The number of facilities we account for under the equity method increased by 20 from June 30, 2010 to June 30, 2011.

Depreciation and amortization increased $0.1 million, or 0.6%, to $14.9 million for the six months ended June 30, 2011 from $14.8 million for the six months ended June 30, 2010. Depreciation and amortization, as a percentage of revenues, decreased slightly to 5.0% for the six months ended June 30, 2011 from 5.3% for the six months ended June 30, 2010.

Operating income increased $13.5 million, or 12.5%, to $121.5 million for the six months ended June 30, 2011 from $107.9 million for the six months ended June 30, 2010, and increased as a percentage of revenues to 40.8% from 38.4%, respectively. These increases were driven by the increases in revenues of our facilities and equity in earnings of unconsolidated affiliates described above, and additionally from net gains on disposals of four facilities. Operating income was negatively affected during the first half of 2010 by a $1.0 million expense due to the British tax authority changing its position on a value-added tax (VAT) refund awarded to our U.K. subsidiary in the second quarter of 2009. These factors also drove the increase in net income attributable to USPI’s common stockholder.

Interest expense, net of interest income, decreased $1.2 million to $33.8 million for the six months ended June 30, 2011 from $35.0 million for the six months ended June 30, 2010. A portion of the decrease is due to lower market interest rates and debt balances at June 30, 2011 as compared to June 30, 2010. The decrease is primarily due to a $0.8 million interest expense related to the VAT noted above, whereas in the first quarter of 2010, we recorded a $0.8 million expense as the British tax authority reclaimed the amount.

Provision for income taxes was $20.6 million for the six months ended June 30, 2011 compared to $17.1 million for the six months ended June 30, 2010. Our effective tax rates (based on pretax earnings attributable to USPI’s stockholder) were 37.7% and 38.5% for the six months ended June 30, 2011 and 2010, respectively.

The increase in revenues of our consolidated facilities, as described above, drove an increase in our consolidated subsidiaries’ net income. As most of our consolidated businesses include owners besides us, an increase in the earnings of these businesses resulted in an increase in net income attributable to noncontrolling interests.

Overall, our facilities average operating income margin increased slightly during the six months ended June 30, 2011 as compared to the corresponding prior year period, so the increase in revenues at these facilities described, together with earnings from acquired facilities and gains from selling interests in four facilities and the $1.8 million prior year expense related to the VAT assessment described above, resulted in higher net income attributable to USPI’s common stockholder during the first half of 2011 as compared to the first half of 2010.

Liquidity and Capital Resources

Cash Flows

During the six months ended June 30, 2011, the Company generated $72.7 million of cash flows from operating activities as compared to $76.4 million during the six months ended June 30, 2010. Cash flows from operating activities decreased $3.7 million, or 5%, from the prior year period, primarily as a result of our growth in earnings being more than offset by increased federal tax payments. Our federal tax payments in the first half of 2010 were lower due to our still having significant net operating loss carryforwards to apply.

During the six months ended June 30, 2011, the Company’s net cash used in investing activities was $16.7 million, consisting primarily of $13.3 million used for purchases of property and equipment. Approximately $6.2 million of property and equipment purchases were related to ongoing development projects, and the remaining $7.1 million represented purchases of equipment at existing facilities. Net cash used in financing activities for the six months ended June 30, 2011 totaled $54.6 million and resulted primarily from net payments on long-term debt of $29.6 million, distributions to noncontrolling interests of $32.6 million and a net increase in cash held on behalf of noncontrolling interests of $6.3 million.

Cash and cash equivalents were $61.7 million at June 30, 2011 as compared to $60.3 million at December 31, 2010, and the net working capital deficit was $77.3 million at June 30, 2011 as compared to $100.2 million at December 31, 2010. The overall negative working capital position at June 30, 2011 and December 31, 2010 is primarily the result of $122.6 million and $116.1 million due to affiliates, respectively, associated with our practice of holding our unconsolidated facilities’ cash. As discussed below, we have sufficient availability under our credit facility, together with our operating cash flows, to service our obligations.

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

We may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we currently pay quarterly commitment fees of 0.50% per annum on the daily-unused commitment of the revolving credit facility. We also currently pay a quarterly participation fee of 2.13% per annum related to outstanding letters of credit. At June 30, 2011, we had $505.8 million of debt outstanding under the credit facility at a weighted average interest rate of approximately 3.6%. At June 30, 2011, we had $83.4 million available for borrowing under the revolving credit facility, representing the facility’s $85.0 million capacity, net of $1.6 million of outstanding letters of credit.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of June 30, 2011.

Senior subordinated notes

Also in connection with the merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest) or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. To date, we have paid all interest payments in cash. At June 30, 2011, we had $437.5 million of Notes outstanding. The Notes are unsecured senior subordinated obligations of our company; however, the Notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of June 30, 2011.

United Kingdom borrowings

In April 2007, we entered into an amended and restated credit agreement, which covered our existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional Term Loan B facility of £10 million, which was drawn in April 2007. In March 2008, we further amended our U.K. Agreement to provide for a £2.0 million Term Loan C facility. We borrowed the entire £2.0 million in March 2008 to acquire property adjacent to one of our hospitals in London. In June 2009, we renewed our overdraft facility. Under the renewal, we must pay a commitment fee of 0.5% per annum on the unused portion of the overdraft facility each quarter. Excluding availability on the overdraft facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At June 30, 2011, we had approximately £32.4 million ($52.0 million) outstanding under the U.K. credit facility at a weighted average interest rate of approximately 2.5%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are required on the Term Loan A, which began in June 2007, and approximate $4.8 million in the first and second year, $6.4 million in the third and fourth year; $8.0 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and matures in 2013. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million), which began in June 2008 and continue through its maturity date of February 2013 when the final payment of £0.5 million ($0.8 million) is due. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We believe we were in compliance with these covenants as of June 30, 2011.

We also have the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million ($4.0 million). We borrowed against the facility in June 2010 and November 2010 and have £1.3 million

($2.1 million) outstanding at June 30, 2011. The terms of the borrowings require monthly principal and interest payments over 48 months. We have pledged capital assets as collateral against these borrowings.

Contractual Cash Obligations

Our contractual cash obligations as of June 30, 2011 are summarized as follows:

	Payments Due by Period
		Within	Years	Years	Beyond
Contractual Cash Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)

Long-term debt obligations:
Senior secured credit facility(1)	$505,813	$5,265	$500,548	$—	$—
Senior subordinated notes, due 2017(1)	240,000	—	—	—	240,000
Senior subordinated toggle notes, due 2017(1)	197,515	—	—	—	197,515
U.K. credit facility(1)	51,986	12,224	39,762	—	—
Other debt at operating subsidiaries(1)	24,634	5,700	9,152	4,421	5,361
Interest on long-term debt obligations(2)	291,361	60,245	114,136	79,958	37,022
Capitalized lease obligations(3)	38,675	4,922	9,547	5,732	18,474
Operating lease obligations	84,307	14,186	23,005	15,766	31,350

Total contractual cash obligations	$1,434,291	$102,542	$696,150	$105,877	$529,722

(1)	Scheduled principal payments

(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the June 30, 2011 rates applicable to each debt instrument and also gives effect to the interest rate swaps designated in a cash flow hedging relationship against portions of the U.K. credit facility and senior secured credit facility in the U.S.

(3)	Includes related principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have noncontrolling investors who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $46.0 million at June 30, 2011, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was 45% at June 30, 2011. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At June 30, 2011, the total debt on the balance sheets of our unconsolidated affiliates was approximately $418.0 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 26% at June 30, 2011. USPI or one of its wholly owned subsidiaries had collectively guaranteed $36.1 million of the $418.0 million in total debt of our unconsolidated affiliates as of June 30, 2011. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $13.7 million as of June 30, 2011. Of the total $49.8 million of guarantees related to unconsolidated affiliates, approximately $8.7 million represents guarantees of obligations of five facilities which have been sold. We have full recourse to the buyers with respect to the $8.7 million related to the sold facilities. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

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

Our U.K. subsidiary has expanded our Parkside hospital, already our largest facility. Located outside London in the Wimbledon area, this facility’s expansion cost approximately £11.1 million ($17.8 million). The expansion of the outpatient clinic was completed in August 2010 and the refurbishment of a portion of the hospital was completed in the second quarter of 2011. A £17.0 million ($27.3 million) refurbishment and extension program has begun at our Holly House hospital and is due to be completed by late 2012. This expansion will provide three new operating rooms, an endoscopy suite, ten additional patient rooms, an eight bed day unit and six additional physician offices.

Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our company, in the amount of $0.5 million and $1.0 million for both the three month and six months ended June 30, 2011 and 2010, respectively. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At June 30, 2011, we had approximately $4.5 million accrued related to such management fee, of which $0.3 million is included in other current liabilities and $4.2 million is included in other long-term liabilities in the accompanying consolidated balance sheet.

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

As further discussed in Note 6 to the accompanying consolidated financial statements, in order to manage interest rate risk related to a portion of our variable-rate U.K. debt, on February 29, 2008, we entered into an interest rate swap agreement for a notional amount of £20.0 million. The interest rate swap required us to pay 4.99% and we received interest at a variable rate of three-month GBP-LIBOR. The interest rate swap matured in March 2011.

We entered into a new interest swap effective March 31, 2011 for a notional amount of £18.0 million ($28.9 million). The interest rate swap requires us to pay 1.45% and to receive interest at a variable rate of three-month GBP-LIBOR (currently 0.83%), and is reset quarterly. No collateral is required under the interest rate swap agreement. As of June 30, 2011, the rate under our swap agreement was unfavorable compared to the market. The swap matures in June 2012.

Additionally, effective July 24, 2008, in order to manage interest rate risk related to a portion of our variable-rate U.S. Term Loan B, we entered into an interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap requires us to pay 3.6525% and to receive interest at a variable rate of three-month USD-LIBOR (0.27% at June 30, 2011), which is paid and reset on a quarterly basis. No collateral is required under the interest rate swap agreement. As of June 30, 2011, the rate under our swap agreement was unfavorable compared to the market. The interest rate swap expired in July 2011.

At June 30, 2011, the fair values of U.K. and U.S. interest rate swaps were current liabilities of approximately $0.2 million and $0.5 million, respectively. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the model were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost we would have to pay to transfer the obligation to a market participant with similar credit risk.

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At June 30, 2011, $691.1 million of our outstanding debt was in fixed rate instruments and the remaining $328.9 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $3.3 million.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings that might have a material adverse impact on the Company.

ITEM 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.1	Indenture governing 8 7/8% Senior Subordinated Notes due 2017 and 9 1/4%/10% Senior Subordinated Toggle Notes due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.2	Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (v) Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

By:	/s/ Mark A. Kopser
Mark A. Kopser
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2011

By:	/s/ J. Anthony Martin
J. Anthony Martin
Vice President, Corporate Controller,
and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.1	Indenture governing 8 7/8% Senior Subordinated Notes due 2017 and 9 1/4%/10% Senior Subordinated Toggle Notes due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.2	Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2010, (v) Consolidated Statement of Changes in Equity for the three and six months ended June 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.