Form 10-Q
period 2011-09-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2011-11-02
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

The number of shares of Common Stock of the Registrant outstanding at November 1, 2011 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX
Note: Items 1A, 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
United Surgical Partners International, Inc.:

We have reviewed the consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of September 30, 2011, the related consolidated statements of income, comprehensive income (loss) and changes in equity for the three-month and nine-month periods ended September 30, 2011 and 2010, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/  KPMG LLP

Dallas, Texas
November 1, 2011

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands — except share data)

ASSETS
Cash and cash equivalents	$55,926	$60,253
Accounts receivable, net of allowance for doubtful accounts of $7,908 and $7,481, respectively	48,336	50,082
Other receivables	15,177	15,242
Inventories of supplies	8,778	9,191
Deferred tax asset, net	11,050	14,961
Prepaids and other current assets	22,239	14,682

Total current assets	161,506	164,411
Property and equipment, net	203,132	202,260
Investments in unconsolidated affiliates	419,313	393,561
Goodwill	1,288,305	1,268,663
Intangible assets, net	327,878	319,213
Other assets	21,436	24,631

Total assets	$2,421,570	$2,372,739

LIABILITIES AND EQUITY
Accounts payable	$24,887	$23,488
Accrued salaries and benefits	24,391	26,153
Due to affiliates	129,840	116,104
Accrued interest	16,552	8,714
Current portion of long-term debt	23,840	22,386
Other current liabilities	54,113	67,815

Total current liabilities	273,623	264,660
Long-term debt, less current portion	1,018,207	1,047,440
Other long-term liabilities	27,996	26,615
Deferred tax liability, net	140,486	131,205

Total liabilities	1,460,312	1,469,920
Noncontrolling interests — redeemable (Note 4)	98,838	81,668
Commitments and contingencies (Note 11)
Equity:
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized; issued and outstanding	—	—
Additional paid-in capital	771,385	784,573
Accumulated other comprehensive loss	(60,961)	(66,351)
Retained earnings	117,328	68,535

Total USPI stockholder’s equity	827,752	786,757
Noncontrolling interests — nonredeemable (Note 4)	34,668	34,394

Total equity	862,420	821,151

Total liabilities and equity	$2,421,570	$2,372,739

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
	(Unaudited — in thousands)

Revenues:
Net patient service revenues	$129,493	$123,499
Management and contract service revenues	17,807	16,176
Other revenues	2,158	1,717

Total revenues	149,458	141,392
Equity in earnings of unconsolidated affiliates	18,684	17,247
Operating expenses:
Salaries, benefits, and other employee costs	41,589	39,027
Medical services and supplies	24,680	23,571
Other operating expenses	24,694	27,568
General and administrative expenses	11,807	9,626
Provision for doubtful accounts	2,845	1,964
Net (gain) loss on deconsolidations, disposals and impairments	(1,271)	(57)
Depreciation and amortization	7,169	7,342

Total operating expenses	111,513	109,041

Operating income	56,629	49,598
Interest income	167	211
Interest expense	(15,674)	(17,205)
Other, net	5	367

Total other expense, net	(15,502)	(16,627)

Income from continuing operations before income taxes	41,127	32,971
Income tax expense	(9,253)	(7,095)

Income from continuing operations	31,874	25,876
Discontinued operations, net of tax (Note 2):
Income from discontinued operations	10	281
Gain on disposal of discontinued operations	—	—

Total earnings from discontinued operations	10	281

Net income	31,884	26,157
Less: Net income attributable to noncontrolling interests	(16,598)	(14,309)

Net income attributable to USPI’s common stockholder	$15,286	$11,848

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$15,276	$11,527
Earnings from discontinued operations, net of tax	10	321

Net income attributable to USPI’s common stockholder	$15,286	$11,848

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Income

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
	(Unaudited — in thousands)

Revenues:
Net patient service revenues	$388,141	$370,184
Management and contract service revenues	52,874	47,136
Other revenues	6,583	5,134

Total revenues	447,598	422,454
Equity in earnings of unconsolidated affiliates	56,718	49,754
Operating expenses:
Salaries, benefits, and other employee costs	122,060	113,707
Medical services and supplies	73,857	71,878
Other operating expenses	72,405	72,847
General and administrative expenses	32,700	27,295
Provision for doubtful accounts	6,878	6,271
Net (gain) loss on deconsolidations, disposals and impairments	(3,749)	536
Depreciation and amortization	22,042	22,128

Total operating expenses	326,193	314,662

Operating income	178,123	157,546
Interest income	531	653
Interest expense	(49,815)	(52,669)
Other, net	(114)	723

Total other expense, net	(49,398)	(51,293)

Income from continuing operations before income taxes	128,725	106,253
Income tax expense	(29,821)	(24,238)

Income from continuing operations	98,904	82,015
Discontinued operations, net of tax (Note 2):
Income from discontinued operations	10	810
Loss on disposal of discontinued operations	(529)	—

Total earnings (loss) from discontinued operations	(519)	810

Net income	98,385	82,825
Less: Net income attributable to noncontrolling interests	(49,592)	(43,079)

Net income attributable to USPI’s common stockholder	$48,793	$39,746

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$49,316	$38,869
Earnings (loss) from discontinued operations, net of tax	(523)	877

Net income attributable to USPI’s common stockholder	$48,793	$39,746

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (loss)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
	(Unaudited — in thousands)

Net income	$31,884	$26,157
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,230)	11,857
Unrealized gain on interest rate swaps, net of tax	342	792

Total other comprehensive income (loss)	(6,888)	12,649

Comprehensive income	24,996	38,806
Less: Comprehensive income attributable to noncontrolling interests	(16,598)	(14,309)

Comprehensive income attributable to USPI’s common stockholder	$8,398	$24,497

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
	(Unaudited — in thousands)

Net income	$98,385	$82,825
Other comprehensive income (loss):
Foreign currency translation adjustments	2,867	(6,294)
Unrealized gain on interest rate swaps, net of tax	2,523	2,210

Total other comprehensive income (loss)	5,390	(4,084)

Comprehensive income	103,775	78,741
Less: Comprehensive income attributable to noncontrolling interests	(49,592)	(43,079)

Comprehensive income attributable to USPI’s common stockholder	$54,183	$35,662

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statement of Changes in Equity
For the Three Months and Nine Months Ended September 30, 2011

		USPI’s Common Stockholder
						Accumulated
					Additional	Other		Noncontrolling
		Comprehensive	Outstanding		Paid-in	Comprehensive	Retained	Interests
	Total	Income	Shares	Par Value	Capital	Loss	Earnings	Non-Redeemable
	(Unaudited — in thousands, except share amounts)

Balance, December 31, 2010	$821,151	$—	100	$—	$784,573	$(66,351)	$68,535	$34,394
Distributions to noncontrolling interests	(1,578)	—	—	—	—	—	—	(1,578)
Purchases of noncontrolling interests	(23)	—	—	—	4	—	—	(27)
Sales of noncontrolling interests	(2,052)	—	—	—	(2,324)	—	—	272
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	450	—	—	—	450	—	—	—
Comprehensive income:
Net income	17,329	15,721	—	—	—	—	15,721	1,608
Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax	1,251	1,251	—	—	—	1,251	—	—
Foreign currency translation adjustments	9,509	9,509	—	—	—	9,509	—	—

Other comprehensive income	10,760	10,760	—	—	—	—	—	—

Comprehensive income	28,089	$26,481	—	—	—	—	—	1,608

Balance, March 31, 2011	846,037		100	—	782,703	(55,591)	84,256	34,669
Distributions to noncontrolling interests	(2,654)	—	—	—	—	—	—	(2,654)
Purchases of noncontrolling interests	(1,086)	—	—	—	(483)	—	—	(603)
Sales of noncontrolling interests	(9,715)	—	—	—	(10,124)	—	—	409
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	352	—	—	—	352	—	—	—
Comprehensive income:
Net income	20,027	17,786	—	—	—	—	17,786	2,241
Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax	930	930	—	—	—	930	—	—
Foreign currency translation adjustments	588	588	—	—	—	588	—	—

Other comprehensive income	1,518	1,518	—	—	—	—	—	—

Comprehensive income	21,545	$19,304	—	—	—	—	—	2,241

Balance, June 30, 2011	854,479		100	—	772,448	(54,073)	102,042	34,062
Distributions to noncontrolling interests	(1,624)	—	—	—	—	—	—	(1,624)
Purchases of noncontrolling interests	(517)	—	—	—	(517)	—	—	—
Sales of noncontrolling interests	(540)	—	—	—	(813)	—	—	273
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	267	—	—	—	267	—	—	—
Comprehensive income:
Net income	17,243	15,286	—	—	—	—	15,286	1,957
Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax	342	342	—	—	—	342	—	—
Foreign currency translation adjustments	(7,230)	(7,230)	—	—	—	(7,230)	—	—

Other comprehensive income	(6,888)	(6,888)	—	—	—	—	—	—

Comprehensive income	10,355	$8,398	—	—	—	—	—	1,957

Balance, September 30, 2011	$862,420		100	$—	$771,385	$(60,961)	$117,328	$34,668

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statement of Changes in Equity
For the Three Months and Nine Months Ended September 30, 2010

		USPI’s Common Stockholder
						Accumulated
					Additional	Other		Noncontrolling
		Comprehensive	Outstanding		Paid-in	Comprehensive	Retained	Interests
	Total	Income (Loss)	Shares	Par Value	Capital	Income (Loss)	Earnings	Nonredeemable
	(Unaudited — in thousands, except share amounts)

Balance, December 31, 2009	$798,003	$—	100	$—	$789,505	$(58,845)	$27,292	$40,051
Distributions to noncontrolling interests	(1,702)	—	—	—	—	—	—	(1,702)
Purchases of noncontrolling interests	(88)	—	—	—	(28)	—	—	(60)
Sales of noncontrolling interests	(2,797)	—	—	—	(2,950)	—	—	153
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	532	—	—	—	532	—	—	—
Comprehensive income (loss):
Net income	13,518	12,011	—	—	—	—	12,011	1,507
Other comprehensive loss:
Unrealized gain on interest rate swaps, net of tax	300	300	—	—	—	300	—	—
Foreign currency translation adjustments	(14,588)	(14,588)	—	—	—	(14,588)	—	—

Other comprehensive loss	(14,288)	(14,288)	—	—	—	—	—	—

Comprehensive income (loss)	(770)	$(2,277)	—	—	—	—	—	1,507

Balance, March 31, 2010	793,178		100	—	787,059	(73,133)	39,303	39,949
Distributions to noncontrolling interests	(1,450)	—	—	—	—	—	—	(1,450)
Purchases of noncontrolling interests	(142)	—	—	—	(115)	—	—	(27)
Sales of noncontrolling interests	(919)	—	—	—	(1,496)	—	—	577
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	452	—	—	—	452	—	—	—
Dividend to USPI Holdings/USPI Group Holdings	(850)	—	—	—	—	—	(850)	—
Comprehensive income:
Net income	17,058	15,887	—	—	—	—	15,887	1,171
Other comprehensive loss:
Unrealized gain on interest rate swaps, net of tax	1,118	1,118	—	—	—	1,118	—	—
Foreign currency translation adjustments	(3,563)	(3,563)	—	—	—	(3,563)	—	—

Other comprehensive income	(2,445)	(2,445)	—	—	—	—	—	—

Comprehensive income	14,613	$13,442	—	—	—	—	—	1,171

Balance, June 30, 2010	804,882		100	—	785,900	(75,578)	54,340	40,220
Distributions to noncontrolling interests	(1,565)	—	—	—	—	—	—	(1,565)
Purchases of noncontrolling interests	(75)	—	—	—	(283)	—	—	208
Sales of noncontrolling interests	(1,279)	—	—	—	(1,228)	—	—	(51)
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	478	—	—	—	478	—	—	—
Comprehensive income:
Net income	12,976	11,848	—	—	—	—	11,848	1,128
Other comprehensive income:
Unrealized gain on interest rate swaps, net of tax	792	792	—	—	—	792	—	—
Foreign currency translation adjustments	11,857	11,857	—	—	—	11,857	—	—

Other comprehensive income	12,649	12,649	—	—	—	—	—	—

Comprehensive income	25,625	$24,497	—	—	—	—	—	1,128

Balance, September 30, 2010	$828,066		100	$—	$784,867	$(62,929)	$66,188	$39,940

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
	(Unaudited — in thousands)

Cash flows from operating activities:
Net income	$98,385	$82,825
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (earnings) from discontinued operations	519	(810)
Provision for doubtful accounts	6,878	6,271
Depreciation and amortization	22,042	22,128
Net (gain) loss on deconsolidations, disposals and impairments	(3,749)	536
Amortization of debt issue costs and discount	2,677	2,429
Deferred income tax expense	11,317	14,054
Equity in earnings of unconsolidated affiliates, net of distributions received	5,904	7,633
Equity-based compensation	1,008	1,263
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(3,121)	(268)
Other receivables	787	(1,990)
Inventories of supplies, prepaids and other current assets	(2,601)	3,107
Accounts payable and other current liabilities	(2,576)	(731)
Long-term liabilities	2,900	1,350

Net cash provided by operating activities	140,370	137,797

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(65,266)	(15,005)
Proceeds from sale of businesses and equity interests	13,315	9,953
Purchases of property and equipment	(22,050)	(27,963)
Purchases of marketable securities, net	(4,820)	—
Returns of capital from unconsolidated affiliates	1,197	870
Decrease (increase) in deposits and notes receivable	2,324	(1,132)

Net cash used in investing activities	(75,300)	(33,277)

Cash flows from financing activities:
Proceeds from long-term debt	12,958	13,032
Payments on long-term debt	(45,720)	(29,094)
(Decrease) increase in cash held on behalf of unconsolidated affiliates and other	13,584	(21,246)
Sales of noncontrolling interests, net	531	1,200
Distributions to noncontrolling interests	(50,691)	(44,927)

Net cash used in financing activities	(69,338)	(81,035)

Cash flows from discontinued operations:
Operating cash flows	—	4,338
Investing cash flows	—	(1,471)
Financing cash flows	—	(699)

Net cash provided by discontinued operations	—	2,168

Effect of exchange rate changes on cash and cash equivalents	(59)	183

Net (decrease) increase in cash and cash equivalents	(4,327)	25,836
Cash and cash equivalents at beginning of period	60,253	34,890

Cash and cash equivalents at end of period	$55,926	$60,726

Supplemental information:
Interest paid	$39,385	$42,624
Income taxes paid	28,955	13,071
Non-cash transactions:
Assets acquired under capital lease obligations	$5,291	$12,562

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a)	Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of ambulatory surgery centers, surgical hospitals and related businesses in the United States and the United Kingdom. At September 30, 2011, the Company, headquartered in Dallas, Texas, operated 204 short-stay surgical facilities. Of these 204 facilities, the Company consolidates the results of 61 and accounts for 143 under the equity method. The Company operates in two countries, with 199 of its 204 facilities located in the United States of America; the remaining five facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At September 30, 2011, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 138 of the Company’s 199 U.S. facilities and also providing a framework for the construction or acquisition of additional facilities in the future.

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

The table below summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2010

Revenues	$—	$575	$7,398	$21,390
Income from discontinued operations before income taxes	$15	$15	$432	$1,247
Income tax expense	(5)	(5)	(151)	(437)

Income from discontinued operations	$10	$10	$281	$810

Loss on disposal of discontinued operations before income taxes	$—	$(902)	$—	$—
Income tax benefit	—	373	—	—

Total loss from disposal of discontinued operations	$—	$(529)	$—	$—

During the nine months ended September 30, 2011, the Company sold five facilities it operated through unconsolidated affiliates and terminated its contracts to manage them. The resulting gains and losses are classified within “Net (gain) loss on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income. Equity method investments that are sold do not represent discontinued operations under GAAP. These transactions are summarized below

Date	Facility Location	Proceeds	Gain (loss)

April 2011	Richmond, Virginia	$0.6 million	$0.2 million
May 2011	Flint, Michigan	1.1 million	0.4 million
May 2011	Fort Worth, Texas	0.7 million	(0.1 million	)
June 2011	Lawton, Oklahoma	1.7 million	0.8 million
September 2011	Cleveland, Ohio	1.2 million	0.2 million

Total		$5.3 million	$1.5 million

(3)	Business Combinations and Investments in Unconsolidated Affiliates

The Company acquires interests in existing surgery centers from third parties and invests in new facilities that it develops in partnership with hospital partners and local physicians. Some of these transactions result in the Company controlling the acquired entity and meet the GAAP definition of a business combination. The financial results of acquired entities are included in the Company’s consolidated financial statements beginning on the acquisition’s effective date.

Effective September 1, 2011, the Company completed the acquisition of 100% of the equity interests in Titan Health Corporation (Titan), a privately-held, Sacramento, California-based owner and operator of surgery centers. Titan has an equity investment in 14 surgery centers, nine of which are located in markets in which the Company already operates. The Company paid cash totaling approximately $43.4 million, net of $5.0 million of cash acquired, and subject to certain purchase price adjustments set forth in the purchase agreement. The purchase price was allocated to Titan’s tangible and identifiable intangible assets and liabilities based upon preliminary estimates

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

of fair value, with the remainder allocated to goodwill. The Company funded the purchase using cash on hand. The Company incurred approximately $1.7 million in acquisition and severance costs, of which $0.4 million is included in “general and administrative expenses” and the remaining $1.3 million is included in “salaries, benefits, and other employee costs” in the accompanying consolidated statements of income.

The following is a summary of the assets acquired and liabilities assumed in the acquisition of Titan (in thousands):

Purchase price allocated	$48,419

Estimated fair value of net tangible assets acquired:
Cash	$4,952
Other current assets	909
Investments in affiliates	24,979
Property and equipment and other noncurrent assets	515
Current liabilities	(1,656)
Long term liabilities	(1,737)

Net tangible assets acquired	27,962
Intangible assets acquired	10,157
Goodwill	10,300

Total purchase price	$48,419

The goodwill recorded in conjunction with the Titan acquisition was allocated to the Company’s United States reporting unit and the Company expects that none of the goodwill will be deductible for income tax purposes. Indefinite-lived intangibles of $10.2 million relate to long-term management contracts and are not subject to amortization.

The following table presents the unaudited pro forma results as if the acquisition of Titan had occurred on January 1 of each year. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on the dates indicated, nor is it indicative of the future operating results of the Company. The pro forma results include acquisition and severance costs of approximately $1.7 million.

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
	(In thousands)

Total revenues	$450,121	$425,511
Net income attributable to USPI’s common stockholder	$50,914	$39,640

In April and September 2011, the Company obtained control of two separate facilities in which it already had ownership due to changes in the voting rights of the facilities. Although no consideration was transferred, US GAAP requires the transactions to be accounted for as business combinations and requires adjusting the carrying value of the Company’s existing ownership to its fair value. As a result, the Company recorded gains totaling $1.1 million in the three months ended September 30, 2011 and $1.7 million in the nine months ended September 30, 2011, which are included in “Net (gain) loss on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations. The pro forma operating results for these acquisitions is not material.

The Company’s facilities are generally operated through separate legal entities in which the Company holds an equity interest. Other investors generally include physicians who utilize the facility and, in a majority of cases, a

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

local not-for-profit health system. The Company controls 61 of these entities and therefore consolidates their results. However, the Company accounts for an increasing majority (143 of its 204 facilities at September 30, 2011) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity. The majority of these investments are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in thousands, except number of facilities, reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010

Unconsolidated facilities operated at period-end	143	114	143	114
Income statement information:
Revenues	$378,644	$329,882	$1,100,997	$951,420
Operating expenses:
Salaries, benefits, and other employee costs	89,960	77,875	263,513	224,641
Medical services and supplies	88,194	76,520	256,077	222,362
Other operating expenses	88,021	78,592	256,786	224,055
Loss (gain) on asset disposals, net	(100)	1,042	(479)	937
Depreciation and amortization	17,286	13,813	48,743	40,636

Total operating expenses	283,361	247,842	824,640	712,631

Operating income	95,283	82,040	276,357	238,789
Interest expense, net	(8,883)	(6,431)	(24,711)	(19,090)
Other, net	(1)	(7)	10	(328)

Income before income taxes	$86,399	$75,602	$251,656	$219,371

Balance sheet information:
Current assets	$307,475	$261,874	$307,475	$261,874
Noncurrent assets	613,027	439,402	613,027	439,402
Current liabilities	178,421	146,095	178,421	146,095
Noncurrent liabilities	435,795	305,316	435,795	305,316

The Company regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

facilities under development. During the nine months ended September 30, 2011, these transactions resulted in a net cash outflow of approximately $14.0 million, which is summarized as follows:

Effective Date	Facility Location	Amount

Investments
January 2011	Dallas, Texas(1)	$1.3 million
January 2011	Rancho Mirage, California(2)	0.5 million
January 2011	Edinburgh, Scotland(3)	1.1 million
March 2011	Plano, Texas(4)	1.9 million
March 2011	Oklahoma City, Oklahoma(5)	1.2 million
September 2011	Various(6)	14.3 million

20.3 million
Sales
September 2011	Dallas, Texas(7)	1.6 million
Various	Various(8)	4.7 million

6.3 million

Total		$14.0 million

(1)	Represents additional capital the Company contributed to a joint venture with one of the Company’s not-for-profit hospital partners, which the joint venture used to acquire an equity interest in this facility. The Company already was providing management services to the facility. The remainder of this facility is owned by local physicians.

(2)	Acquisition of additional equity interest in a surgical facility in which the Company already held an investment. This facility is jointly owned with physicians and continued to be accounted for under the equity method.

(3)	Acquisition of a 50% noncontrolling interest in diagnostic and surgery facility in which the Company had no previous involvement.

(4)	Represents additional capital the Company contributed to a joint venture with one of the Company’s not-for-profit hospital partners, which the joint venture used to acquire an equity interest in this facility. The remainder of this facility is owned by local physicians. The Company also acquired the right to manage this facility.

(5)	Represents additional capital the Company contributed to a facility in which it holds an equity interest.

(6)	Through negotiations with each facility’s other owners, the Company acquired additional ownership in six of Titan’s facilities. These facilities are jointly owned with local physicians and one facility also has a hospital partner.

(7)	A hospital partner obtained ownership in this entity, which is also owned with local physicians. Additionally, this hospital partner is a related party (Note 10).

(8)	Represents the net receipt related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

(4)	Noncontrolling Interests

The Company controls and therefore consolidates the results of 61 of its 204 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the nine months ended September 30, 2011, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $2.5 million and $3.1 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2010

Net income attributable to USPI’s common stockholder	$15,286	$48,793	$11,848	$39,746
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(813)	(13,261)	(1,228)	(5,674)
Decrease in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	(517)	(996)	(283)	(426)

Net transfers to noncontrolling interests	(1,330)	(14,257)	(1,511)	(6,100)

Change in equity from net income attributable to USPI and transfers to noncontrolling interests	$13,956	$34,536	$10,337	$33,646

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Upon the occurrence of certain fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership structure illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions have been classified outside of equity and are carried as “noncontrolling interests — redeemable” on the Company’s consolidated balance sheets. The activity for quarters ending through September 30, 2011 and 2010 is summarized below (in thousands):

2011
Noncontrolling
Interests —
Redeemable

Balance, December 31, 2010	$81,668
Net income attributable to noncontrolling interests	14,104
Distributions to noncontrolling interests	(13,939)
Purchases of noncontrolling interests	(145)
Sales of noncontrolling interests	3,187

Balance, March 31, 2011	84,875
Net income attributable to noncontrolling interests	15,041
Distributions to noncontrolling interests	(14,471)
Purchases of noncontrolling interests	(291)
Sales of noncontrolling interests	12,510
Acquisition of new business	984

Balance, June 30, 2011	98,648
Net income attributable to noncontrolling interests	14,641
Distributions to noncontrolling interests	(16,425)
Purchases of noncontrolling interests	(492)
Sales of noncontrolling interests	1,009
Acquisition of new business	1,457

Balance, September 30, 2011	$98,838

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

The consolidated financial statements include the financial statements of USPI and its wholly-owned and controlled subsidiaries. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights. At September 30, 2011, the Company consolidated one entity in accordance with this accounting guidance.

This entity operates and manages seven surgical facilities in the Houston, Texas area. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company has loaned the entity funds to purchase surgical facilities, but the Company does not have full recourse to the entity’s other owner with respect to repayment of the loans. As the entity earns management fees and receives cash distributions of earnings from the surgical facilities, a portion of those proceeds are used to repay the loans prior to being eligible for distribution to the entity’s other owner. At September 30, 2011 and 2010, $7.4 million and $8.4 million, respectively, of such advances are outstanding and are included in other long-term assets. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the nine months ended September 30, 2011 or 2010. At September 30, 2011 and 2010, the total assets of this entity were $79.6 million and $65.1 million, and the total liabilities owed to third parties were $19.3 million and $20.5 million, respectively. Such amounts are included in the accompanying consolidated balance sheets.

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

The Company entered into a new interest swap effective March 31, 2011 for a notional amount of £18.0 million ($28.1 million). The interest rate swap requires the Company to pay 1.45% and to receive interest at a variable rate of three-month GBP-LIBOR (currently 0.95%), and is reset quarterly. No collateral is required under the interest rate swap agreement. The swap matures in June 2012.

In order to manage the Company’s interest rate risk related to a portion of its variable-rate senior secured credit facility, effective July 24, 2008, the Company entered into a three-year interest rate swap agreement for a notional amount of $200.0 million. The interest rate swap required the Company to pay 3.6525% and it received interest at a variable rate of three-month USD-LIBOR. The swap matured in July 2011.

The proceeds from the swaps are used to settle the Company’s interest obligations on the hedged portion of the variable rate debt, which has the overall outcome of the Company paying and expensing a fixed rate of interest on the hedged debt.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. The Company designated the interest rate swaps as cash flow hedges of certain of its variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and would be classified as interest expense in the Company’s consolidated statements of income. The Company recorded no expense related to ineffectiveness for the three and nine months ended September 30, 2011 or 2010. For the three and nine months ended September 30, 2011, the Company reclassified $0.5 million and $4.2 million, respectively, out of other comprehensive income to interest expense related to the swaps. For the three and nine months ended September 30, 2010, the Company reclassified $1.9 million and $5.9 million, respectively, out of other comprehensive income to interest expense related to the

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

swaps. During the remaining term of the U.K. swap, if current interest rates remain at September 30, 2011 levels, the Company will record approximately $0.1 million more interest expense than if it had not entered into the interest rate swap.

At September 30, 2011 and 2010, the fair values of the U.K. interest rate swap were approximately $0.1 million and $0.6 million (both recorded in other current liabilities), respectively, with the offset to other comprehensive income. At September 30, 2010, the fair value of the U.S. interest rate swap was approximately $5.1 million (recorded in other current liabilities), respectively, with the offset to other comprehensive income. During the three and nine months ended September 30, 2011, the amounts, net of taxes, recorded in other comprehensive income related to the interest rate swaps were $0.3 million and $2.5 million, respectively. During the three and nine months ended September 30, 2010, the amounts, net of taxes, recorded in other comprehensive income related to the interest rate swaps were $0.8 million and $2.2 million, respectively.

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

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for the traded debt securities. At September 30, 2011, the aggregate carrying amount and estimated fair value of long-term debt were each $1.0 billion. At September 30, 2010, the aggregate carrying amount and estimated fair value of long-term debt were each $1.1 billion.

The Company purchased $4.8 million of marketable securities, primarily corporate bonds and U.S. Treasury securities, during the nine months ended September 30, 2011, which are included in other current assets on the accompanying consolidated balance sheet. The Company has designated these securities as available-for-sale. At September 30, 2011, the carrying value of such securities approximates fair value. The fair value of these securities are classified within Level 2 of the valuation hierarchy, and are based on closing market prices of the investments when applicable, or alternatively, valuations utilizing market data and other observable inputs.

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

Total equity-based compensation included in the accompanying consolidated statements of income, classified by line item, is as follows (in thousands):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2010

Salaries, benefits and other employee costs	$80	$326	$147	$421
General and administrative expenses	163	682	285	842
Discontinued operations	—	—	28	120

Expense before income tax benefit	243	1,008	460	1,383
Income tax benefit	(30)	(178)	(92)	(287)

Total equity-based compensation expense, net of tax	$213	$830	$368	$1,096

Total equity-based compensation, included in the accompanying consolidated statements of income, classified by type of award, is as follows (in thousands):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2010

Share awards	$123	$721	$332	$993
Stock options	120	287	128	390

Expense before income tax benefit	243	1,008	460	1,383
Income tax benefit	(30)	(178)	(92)	(287)

Total equity-based compensation expense, net of tax	$213	$830	$368	$1,096

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

(9)	Segment Disclosures

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

	United	United
Three Months Ended September 30, 2011	States	Kingdom	Total

Net patient service revenues	$102,297	$27,196	$129,493
Other revenues	19,965	—	19,965

Total revenues	$122,262	$27,196	$149,458

Depreciation and amortization	$5,226	$1,943	$7,169
Operating income	53,754	2,875	56,629
Net interest expense	(15,165)	(342)	(15,507)
Income tax expense	(8,717)	(536)	(9,253)
Total assets	2,086,803	334,767	2,421,570
Capital expenditures	7,230	4,816	12,046

	United	United
Nine Months Ended September 30, 2011	States	Kingdom	Total

Net patient service revenues	$305,345	$82,796	$388,141
Other revenues	59,457	—	59,457

Total revenues	$364,802	$82,796	$447,598

Depreciation and amortization	$15,946	$6,096	$22,042
Operating income	166,506	11,617	178,123
Net interest expense	(47,928)	(1,356)	(49,284)
Income tax expense	(27,291)	(2,530)	(29,821)
Total assets	2,086,803	334,767	2,421,570
Capital expenditures	13,582	13,759	27,341

	United	United
Three Months Ended September 30, 2010	States	Kingdom	Total

Net patient service revenues	$98,386	$25,113	$123,499
Other revenues	17,893	—	17,893

Total revenues	$116,279	$25,113	$141,392

Depreciation and amortization	$5,490	$1,852	$7,342
Operating income	45,771	3,827	49,598
Net interest expense	(16,425)	(569)	(16,994)
Income tax expense	(6,289)	(806)	(7,095)
Total assets	2,018,663	331,996	2,350,659
Capital expenditures	11,327	7,326	18,653

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

	United	United
Nine Months Ended September 30, 2010	States	Kingdom	Total

Net patient service revenues	$293,909	$76,275	$370,184
Other revenues	52,270	—	52,270

Total revenues	$346,179	$76,275	$422,454

Depreciation and amortization	$16,875	$5,253	$22,128
Operating income	145,563	11,983	157,546
Net interest expense	(49,576)	(2,440)	(52,016)
Income tax expense	(21,822)	(2,416)	(24,238)
Total assets	2,018,663	331,996	2,350,659
Capital expenditures	22,153	18,372	40,525

(10)	Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million and $1.5 million in both the three months and nine months ended September 30, 2011 and 2010, respectively. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At September 30, 2011, the Company had approximately $5.0 million accrued related to such management fee, of which $0.5 million is included in other current liabilities and $4.5 million is included in other long-term liabilities in the accompanying consolidated balance sheet.

In September 2011, Baylor Health Care System (Baylor) acquired ownership in a facility from the Company for $1.6 million. Baylor’s Chief Executive Officer is a member of the Company’s board of directors. The Company believes that the sales price was the same as if it had been negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

(11)	Commitments and Contingencies

As of September 30, 2011, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $74.8 million. Of the total, $17.8 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $48.1 million of the remaining $57.0 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $8.9 million represents a guarantee of the obligations of four facilities which have been sold. The Company has full recourse to the buyers with respect to these amounts.

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

The Company has entered into letters of intent with various entities regarding possible joint venture, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation. On October 31, 2011, the Company borrowed $16.0 million on its revolving credit facility to fund expected acquisitions.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Balance Sheets:

		Non-Participating	Consolidation	Consolidated
As of September 30, 2011	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$47,547	$8,379	$—	$55,926
Accounts receivable, net	—	48,336	—	48,336
Other receivables	24,289	27,375	(36,487)	15,177
Inventories of supplies	802	7,976	—	8,778
Prepaids and other current assets	30,384	2,905	—	33,289

Total current assets	103,022	94,971	(36,487)	161,506
Property and equipment, net	19,202	183,591	339	203,132
Investments in unconsolidated affiliates	1,025,833	—	(606,520)	419,313
Goodwill and intangible assets, net	924,157	346,512	345,514	1,616,183
Other assets	88,400	397	(67,361)	21,436

Total assets	$2,160,614	$625,471	$(364,515)	$2,421,570

LIABILITIES AND EQUITY
Liabilities and Equity
Current liabilities:
Accounts payable	$4,263	$20,624	$—	$24,887
Accrued expenses and other	225,513	34,527	(35,144)	224,896
Current portion of long-term debt	5,593	19,529	(1,282)	23,840

Total current liabilities	235,369	74,680	(36,426)	273,623
Long-term debt, less current portion	938,054	81,212	(1,059)	1,018,207
Other long-term liabilities	159,439	9,401	(358)	168,482
Parent’s equity	827,752	435,861	(435,861)	827,752
Noncontrolling interests	—	24,317	109,189	133,506

Total liabilities and equity	$2,160,614	$625,471	$(364,515)	$2,421,570

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
As of December 31, 2010	Guarantors	Investees	Adjustments	Total

ASSETS
Current assets:
Cash and cash equivalents	$60,186	$67	$—	$60,253
Accounts receivable, net	—	50,082		50,082
Other receivables	27,313	45,146	(57,217)	15,242
Inventories of supplies	685	8,506	—	9,191
Prepaids and other current assets	27,477	2,166	—	29,643

Total current assets	115,661	105,967	(57,217)	164,411
Property and equipment, net	24,343	177,803	114	202,260
Investments in unconsolidated affiliates	1,010,592	—	(617,031)	393,561
Goodwill and intangible assets, net	904,108	342,777	340,991	1,587,876
Other assets	91,151	2,602	(69,122)	24,631

Total assets	$2,145,855	$629,149	$(402,265)	$2,372,739

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,684	$21,804	$—	$23,488
Accrued expenses and other	236,835	37,868	(55,917)	218,786
Current portion of long-term debt	4,932	19,751	(2,297)	22,386

Total current liabilities	243,451	79,423	(58,214)	264,660
Long-term debt, less current portion	966,999	82,732	(2,291)	1,047,440
Other long-term liabilities	148,648	9,692	(520)	157,820
Parent’s equity	786,757	432,261	(432,261)	786,757
Noncontrolling interests	—	25,041	91,021	116,062

Total liabilities and equity	$2,145,855	$629,149	$(402,265)	$2,372,739

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Income:

		Non-Participating	Consolidation	Consolidated
For the Nine Months Ended September 30, 2011	Guarantors	Investees	Adjustments	Total

Revenues	$78,097	$386,826	$(17,325)	$447,598
Equity in earnings of unconsolidated affiliates	104,313	2,284	(49,879)	56,718
Operating expenses, excluding depreciation and amortization	56,341	263,329	(15,519)	304,151
Depreciation and amortization	5,071	16,858	113	22,042

Operating income	120,998	108,923	(51,798)	178,123
Interest expense, net	(44,890)	(4,394)	—	(49,284)
Other income (expense), net	(196)	265	(183)	(114)

Income from continuing operations before income taxes	75,912	104,794	(51,981)	128,725
Income tax expense	(26,600)	(3,221)	—	(29,821)

Income from continuing operations	49,312	101,573	(51,981)	98,904
Loss from discontinued operations, net of tax	(519)	(2)	2	(519)

Net income	48,793	101,571	(51,979)	98,385
Less: Net income attributable to noncontrolling interests	—	(11,640)	(37,952)	(49,592)

Net income attributable to Parent	$48,793	$89,931	$(89,931)	$48,793

		Non-Participating	Consolidation	Consolidated
For the Nine Months Ended September 30, 2010	Guarantors	Investees	Adjustments	Total

Revenues	$70,892	$367,651	$(16,089)	$422,454
Equity in earnings of unconsolidated affiliates	95,913	1,744	(47,903)	49,754
Operating expenses, excluding depreciation and amortization	56,676	252,635	(16,777)	292,534
Depreciation and amortization	5,422	16,549	157	22,128

Operating income	104,707	100,211	(47,372)	157,546
Interest expense, net	(45,825)	(6,101)	(90)	(52,016)
Other income (expense), net	726	(3)	—	723

Income from continuing operations before income taxes	59,608	94,107	(47,462)	106,253
Income tax expense	(20,672)	(3,566)	—	(24,238)

Income from continuing operations	38,936	90,541	(47,462)	82,015
Earnings from discontinued operations, net of tax	810	592	(592)	810

Net income	39,746	91,133	(48,054)	82,825
Less: Net income attributable to noncontrolling interests	—	(8,571)	(34,508)	(43,079)

Net income attributable to Parent	$39,746	$82,562	$(82,562)	$39,746

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Cash Flows:

		Non-Participating	Consolidation	Consolidated
For the Nine Months Ended September 30, 2011	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$48,793	$101,571	$(51,979)	$98,385
Loss (earnings) on discontinued operations	519	2	(2)	519
Changes in operating and intercompany assets and liabilities and noncash items included in net income	25,261	6,616	9,589	41,466

Net cash provided by operating activities	74,573	108,189	(42,392)	140,370
Cash flows from investing activities:
Purchases of property and equipment, net	(2,318)	(19,732)	—	(22,050)
Purchases and sales of new businesses and equity interests, net	(50,681)	(1,270)	—	(51,951)
Other items, net	(47)	19,333	(20,585)	(1,299)

Net cash used in investing activities	(53,046)	(1,669)	(20,585)	(75,300)
Cash flows from financing activities:
Long-term borrowings, net	(28,949)	(6,068)	2,255	(32,762)
Purchases and sales of noncontrolling interests, net	531	—	—	531
Distributions to noncontrolling interests	—	(93,083)	42,392	(50,691)
Increase in cash held on behalf of noncontrolling interest holders and other	(5,748)	1,002	18,330	13,584

Net cash used in financing activities	(34,166)	(98,149)	62,977	(69,338)
Effect of exchange rate changes on cash	—	(59)	—	(59)

Net increase (decrease) in cash	(12,639)	8,312	—	(4,327)
Cash at the beginning of the period	60,186	67	—	60,253

Cash at the end of the period	$47,547	$8,379	$—	$55,926

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

		Non-Participating	Consolidation	Consolidated
For the Nine Months Ended September 30, 2010	Guarantors	Investees	Adjustments	Total

Cash flows from operating activities:
Net income	$39,746	$91,133	$(48,054)	$82,825
Loss (earnings) on discontinued operations	(810)	(592)	592	(810)
Changes in operating and intercompany assets and liabilities and noncash items included in net income	27,881	21,481	6,420	55,782

Net cash provided by operating activities	66,817	112,022	(41,042)	137,797
Cash flows from investing activities:
Purchases of property and equipment, net	(3,288)	(24,675)	—	(27,963)
Purchases and sales of new businesses and equity interests, net	(5,052)	—	—	(5,052)
Other items, net	(3,775)	4,353	(840)	(262)

Net cash used in investing activities	(12,115)	(20,322)	(840)	(33,277)
Cash flows from financing activities:
Long-term borrowings, net	(8,949)	(8,261)	1,148	(16,062)
Purchases and sales of noncontrolling interests, net	850	350	—	1,200
Distributions to noncontrolling interests	—	(85,969)	41,042	(44,927)
Increase in cash held on behalf of noncontrolling interest holders and other	(25,599)	4,661	(308)	(21,246)

Net cash used in financing activities	(33,698)	(89,219)	41,882	(81,035)
Net cash provided by discontinued operations	—	2,168	—	2,168
Effect of exchange rate changes on cash	—	183	—	183

Net increase in cash	21,004	4,832	—	25,836
Cash at the beginning of the period	27,430	7,460	—	34,890

Cash at the end of the period	$48,434	$12,292	$—	$60,726

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements.” Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness; general economic and business conditions; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into or renew managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States (U.S.) and the United Kingdom (U.K.); the efforts of insurers, healthcare providers and others to contain healthcare costs; the impact of healthcare reform; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses, and other health care professionals and other personnel; the availability of suitable acquisition and development opportunities and the length of time it takes to complete acquisitions and developments; our ability to integrate new and acquired businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks and uncertainties discussed in this Quarterly Report on Form 10-Q. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements.

Overview

We operate ambulatory surgery centers and surgical hospitals in the United States and the United Kingdom. As of September 30, 2011, we operated 204 facilities, consisting of 199 in the United States and five in the United Kingdom. Fourteen of our 199 U.S. facilities are surgical hospitals. All but two of our 199 U.S. facilities includes local physician owners, and 138 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of the majority of our existing facilities, our agreements with these healthcare systems provide a framework for the construction or acquisition of additional facilities in the future. Both facilities we are currently constructing include a hospital partner. We have opened four de novo facilities during 2011. We opened our newest facility, a surgical hospital in Phoenix, Arizona, in June 2011. This facility is a joint venture between us and our hospital partner.

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

Due in large part to our partnerships with physician and hospital partners, we do not consolidate 143 of the 204 facilities in which we have ownership interests. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding USPI’s financial performance because these revenues are the basis for calculating the Company’s management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for USPI’s equity in earnings of unconsolidated affiliates. In addition, USPI discloses growth rates and operating margins (both consolidated and unconsolidated) for the facilities that were operational in both the current and prior year periods, a group the Company refers to as same store facilities.

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

Dispositions

During the nine months ended September 30, 2011, we sold five facilities we operated through unconsolidated affiliates and terminated our contracts to manage them. The resulting gains and losses are classified within “Net (gain) loss on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income. Equity method investments that are sold do not represent discontinued operations under GAAP. These transactions are summarized below:

Date	Facility Location	Proceeds	Gain (loss)

April 2011	Richmond, Virginia	$0.6 million	$0.2 million
May 2011	Flint, Michigan	1.1 million	0.4 million
May 2011	Fort Worth, Texas	0.7 million	(0.1 million	)
June 2011	Lawton, Oklahoma	1.7 million	0.8 million
September 2011	Cleveland, Ohio	1.2 million	0.2 million

Total		$5.3 million	$1.5 million

Acquisitions, Equity Investments and Development Projects

As part of our growth strategy, we acquire interests in existing surgical facilities and invest in new facilities that we develop in partnership with hospital partners and local physicians. Some of these transactions result in our controlling the acquired entity (business combinations). In September 2011, we acquired 100% the equity interests of Titan Healthcare Corporation (Titan), a privately-held, Sacramento, California-based owner and operator of surgery centers. Titan has an equity investment in 14 surgery centers, nine of which are located in markets in which we already operate. We paid cash totaling approximately $43.4 million, net of $5.0 million of cash acquired, and subject to certain purchase price adjustments set forth in the purchase agreement. The Company funded the purchase using cash on hand. The Company incurred approximately $1.7 million in acquisition and severance costs, of which $0.4 million is included in “general and administrative expenses” and the remaining $1.3 million is included in “salaries, benefits, and other employee costs” in the accompanying consolidated statements of income.

In April and September 2011, we obtained control of two separate facilities in which we already had ownership due to changes in the voting rights of the facilities. Although no consideration was transferred, US GAAP requires the transactions to be accounted for as business combinations and requires adjusting the carrying value of our existing ownership to its fair value. As a result, we recorded gains totaling $1.1 million in the three months ended September 30, 2011 and $1.7 million in the nine months ended September 30, 2011, which are included in “Net (gain) loss on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations.

We also regularly engage in the purchase and sale of equity interests with respect to facilities we are constructing or already operate. When those transactions involve our investments in unconsolidated affiliates but do not involve a change of control, the cash flow impact is classified within investing activities. During the nine months ended September 30, 2011, these transactions resulted in a net cash outflow of approximately $14.0 million, which is summarized below:

Effective Date	Facility Location	Amount

Investments
January 2011	Dallas, Texas(1)	$1.3 million
January 2011	Rancho Mirage, California(2)	0.5 million
January 2011	Edinburgh, Scotland(3)	1.1 million
March 2011	Plano, Texas(4)	1.9 million
March 2011	Oklahoma City, Oklahoma(5)	1.2 million
September 2011	Various(6)	14.3 million

20.3 million
Sales
September 2011	Dallas, Texas(7)	1.6 million
Various	Various(8)	4.7 million

6.3 million

Total		$14.0 million

(1)	Represents additional capital we contributed to a joint venture with one of our not-for-profit hospital partners, which the joint venture used to acquire an equity interest in this facility. We already were providing management services to the facility. The remainder of this facility is owned by local physicians.

(2)	Acquisition of additional equity interest in a surgical facility in which we already held an investment. This facility is jointly owned with physicians and continued to be accounted for under the equity method.

(3)	Acquisition of a 50% noncontrolling interest in diagnostic and surgery facility in which we had no previous involvement.

(4)	Represents additional capital we contributed to a joint venture with one of our not-for-profit hospital partners, which the joint venture used to acquire an equity interest in this facility. The remainder of this facility is owned by local physicians. We also acquired the right to manage this facility.

(5)	Represents additional capital we contributed to a facility in which we hold an equity interest.

(6)	Through negotiations with each facility’s other owners, we acquired additional ownership in six of Titan’s facilities. These facilities are jointly owned with local physicians and one facility also has a hospital partner.

(7)	A hospital partner obtained ownership in this entity, which is also owned with local physicians. Additionally, this hospital partner is a related party.

(8)	Represents the net cash received in various other purchases and sales of equity interests and contributions of cash to equity method investees.

We control and therefore consolidate the results of 61 of our 204 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the nine months ended September 30, 2011, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $2.5 million and $3.1 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $14.3 million decrease to our additional paid-in capital during the nine months ended September 30, 2011.

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenues of the facilities that we consolidate for financial reporting purposes, which are those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control.

•	management and contract service revenues, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and administrative services to physicians and hospitals. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net patient service revenues	87%	87%	87%	88%
Management and contract service revenues	12	12	12	11
Other revenues	1	1	1	1

Total revenues	100%	100%	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. As a percent of our total revenues, these revenues did not significantly change compared to prior year periods.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010

Management of surgical facilities	$15,212	$13,236	$45,083	$38,855
Contract services provided to other healthcare providers	2,595	2,940	7,791	8,281

Total management and contract service revenues	$17,807	$16,176	$52,874	$47,136

As described above, our primary business is the operation of surgical facilities.

The following table summarizes our revenues by operating segment:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010

United States	82%	82%	82%	82%
United Kingdom	18	18	18	18

Total	100%	100%	100%	100%

Results of Operations

The following table summarizes certain consolidated statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
USPI	2011	2010	2011	2010

Total revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	12.5	12.3	12.7	11.8
Operating expenses, excluding depreciation and amortization	(69.8)	(71.9)	(68.0)	(69.2)
Depreciation and amortization	(4.8)	(5.3)	(4.9)	(5.3)

Operating income	37.9	35.1	39.8	37.3
Interest and other expense, net	(10.4)	(11.8)	(11.0)	(12.1)

Income from continuing operations before income taxes	27.5	23.3	28.8	25.2
Income tax expense	(6.2)	(5.0)	(6.7)	(5.8)

Income from continuing operations	21.3	18.3	22.1	19.4
Earnings (loss) from discontinued operations, net of tax	—	0.2	(0.1)	0.2

Net income	21.3	18.5	22.0	19.6
Less: Net income attributable to noncontrolling interests	(11.1)	(10.1)	(11.1)	(10.2)

Net income attributable to USPI’s common stockholder	10.2%	8.4%	10.9%	9.4%

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for 143 of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (amounts are expressed as a percentage of unconsolidated affiliates’ revenues, and reflect 100% of the investees’ results on an aggregated basis):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
USPI’s Unconsolidated Affiliates	2011	2010	2011	2010

Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	(70.3)	(70.9)	(70.5)	(70.6)
Depreciation and amortization	(4.5)	(4.2)	(4.4)	(4.3)

Operating income	25.2	24.9	25.1	25.1
Interest and other expense, net	(2.4)	(2.0)	(2.3)	(2.1)

Income before income taxes	22.8	22.9	22.8	23.0
Income tax expense	(0.6)	(0.6)	(0.5)	(0.5)

Net income	22.2%	22.3%	22.3%	22.5%

Executive Summary

Our strategy continues to include growing the profits of our existing facilities, developing new facilities with hospital partners, and adding other facilities through acquisition. Our operating results in the three and nine months ended September 30, 2011 reflect 6% and 7% same store facility revenue growth as compared to the corresponding periods in 2010, and our overall business also grew as a result of our operating 30 more facilities in 2011, largely as a result of acquisitions made during the second half of 2010 and our acquisition of Titan in September 2011. These growth drivers, together with various gains, losses and expenses related to our acquisition and disposal activity, resulted in a 14% and 13% increase in operating income compared to the three and nine months ended September 30,

2010, respectively. During the first nine months of 2011, we acquired an equity method investment in a diagnostic and surgery center in Edinburgh, Scotland and an equity interest in a surgical facility in the Dallas/Fort Worth area with a local hospital partner. We have also opened four new facilities during 2011.

Continuing a trend experienced in recent quarters, USPI’s revenue growth in the third quarter of 2011 of 6% was significantly less than our systemwide revenue growth of 12%, primarily due to our continuing to add more equity method facilities as compared to consolidated facilities. Our systemwide revenues include all facilities that we operate; USPI’s revenues only include consolidated facilities, which represent less than one-third of our facilities. Accounting for more of our facilities under the equity method is a direct result of deploying our primary U.S. business strategy of jointly owning our facilities with prominent local physicians and a hospital partner. In carrying out this strategy during the period from January 1, 2010 to September 30, 2011, our number of equity method facilities increased from 109 to 143 while our consolidated facility count increased from 60 to 61, driven by our acquisition and disposal activity.

Our net earnings from a facility, whether consolidated or equity method, are driven by the same factors: the facility’s underlying profits and revenues and our ownership percentage. Accordingly, to assess USPI’s overall operating results we often utilize systemwide and same store measures, which include all facilities. These measures were positive in the first nine months of 2011, with same store revenues increasing 7% (largely corresponding to USPI’s revenue growth of 6%) and systemwide revenues increasing 13%, a product of same store growth plus a net increase of 35 facilities since the beginning of 2010. U.S. facility operating margins, were slightly higher in the third quarter of 2011, and remained slightly higher overall for the nine months ended September 30, 2011 as compared to the first nine months of 2010. Overall, these operational factors, together with acquisition and disposal activities, resulted in USPI’s operating income margin increasing to 37.9% for the third quarter of 2011 compared to 35.1% in the third quarter of 2010.

As noted above, operating income increased 14% and 13% for the three and nine months ended September 30, 2011 as compared to the corresponding prior year period. Operating income was significantly impacted by several amounts not directly related to our facilities’ operating results in both 2011 and 2010. Excluding the amounts, shown below, operating income increased 6% and operating income margins were flat, for the three months ended September 30, 2011, and operating income and operating income margins increased 8% and 90 basis points, for the nine months ended September 30, 2011 (in millions):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2011	2010	2010

De novo start-up losses	$1.8	$2.9	$0.1	$0.1
Titan acquisition costs	1.6	1.7	—	—
Net (gain) loss on deconsolidations, disposals and impairments	(1.3)	(3.7)	(0.1)	0.5
VAT assessment(1)	—	—	—	1.0
Expense related to previous acquisition	—	—	6.0	6.0

Total impact on operating income	$2.1	$0.9	$6.0	$7.6

(1)	Represents a $1.0 million expense due to the British tax authority changing its position on a value-added tax (VAT) refund awarded to our U.K. subsidiary in the second quarter of 2009. We are appealing this decision.

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

•	our share of each facility’s net income or loss, which is computed by multiplying the facility’s net income or loss times the percentage of each facility’s equity interests owned by us; and

•	management services revenues, computed as a percentage of each facility’s net revenues (usually net of bad debt expense).

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a growing majority of our facilities (currently 143 of our 204 facilities), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method, i.e., as an unconsolidated affiliate. We control the remaining 61 of our facilities and account for these investments as consolidated subsidiaries.

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

For unconsolidated affiliates, our consolidated statements of income reflect our earnings in only two line items:

•	equity in earnings of unconsolidated affiliates: our share of the net income of each facility, which represents the facilities’ net income or loss multiplied by the percentage of the facility’s outstanding equity interests owned by us; and

•	management and administrative services revenues: income we earn in exchange for managing the day-to-day operations of each facility, usually quantified as a percentage of each facility’s net revenues less bad debt expense.

In summary, USPI’s operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but USPI’s individual revenue and expense line items only contain consolidated businesses, which represent less than one-third of our facilities. This translates to trends in operating income that often do not correspond with changes in revenues and expenses. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years. Accordingly, we review several types of information in order to monitor and analyze USPI’s results of operations, including:

•	The results of operations of USPI’s unconsolidated affiliates

•	USPI’s average ownership share in the facilities we operate; and

•	Facility operating indicators that include both consolidated and unconsolidated facilities, such as systemwide revenue growth, same store revenue growth, and same store operating margins

Our Consolidated and Unconsolidated Results

The following table shows USPI’s results of operations and the results of operations of USPI’s unconsolidated affiliates (in thousands).

	Three Months Ended September 30
	2011		2010		Variance to Prior Year
	USPI as		USPI as		USPI as
	Reported		Reported		Reported
	Under	Unconsolidated	Under	Unconsolidated	Under	Unconsolidated
	GAAP	Affiliates	GAAP	Affiliates	GAAP	Affiliates

Revenues:
Net patient service revenues	$129,493	$375,568	$123,499	$328,152	$5,994	$47,416
Management and contract service revenues	17,807	—	16,176	—	1,631	—
Other income	2,158	3,076	1,717	1,730	441	1,346

Total revenues	149,458	378,644	141,392	329,882	8,066	48,762
Equity in earnings of unconsolidated affiliates	18,684	—	17,247	—	1,437	—
Operating expenses:
Salaries, benefits, and other employee costs	41,589	89,960	39,027	77,875	2,562	12,085
Medical services and supplies	24,680	88,194	23,571	76,520	1,109	11,674
Other operating expenses	24,694	79,033	27,568	69,665	(2,874)	9,368
General and administrative expenses	11,807	—	9,626	—	2,181	—
Provision for doubtful accounts	2,845	8,988	1,964	8,927	881	61
Net (gain) loss on deconsolidations, disposals and impairments	(1,271)	(100)	(57)	1,042	(1,214)	(1,142)
Depreciation and amortization	7,169	17,286	7,342	13,813	(173)	3,473

Total operating expenses	111,513	283,361	109,041	247,842	2,472	35,519

Operating income	56,629	95,283	49,598	82,040	7,031	13,243
Interest income	167	97	211	88	(44)	9
Interest expense	(15,674)	(8,980)	(17,205)	(6,519)	1,531	(2,461)
Other	5	(1)	367	(7)	(362)	6

Total other expense, net	(15,502)	(8,884)	(16,627)	(6,438)	1,125	(2,446)

Income before income taxes	41,127	86,399	32,971	75,602	8,156	10,797
Income tax expense	(9,253)	(2,219)	(7,095)	(1,993)	(2,158)	(226)

Income from continuing operations	31,874	84,180	25,876	73,609	5,998	10,571
Discontinued operations, net of tax	10	—	281	—	(271)	—

Net income	31,884	$84,180	26,157	$73,609	5,727	$10,571

Less: Net income attributable to noncontrolling interests	(16,598)		(14,309)		(2,289)

Net income attributable to USPI’s common stockholder	$15,286		$11,848		$3,438

USPI’s equity in earnings of unconsolidated affiliates		$18,684		$17,247		$1,437

	Nine Months Ended September 30
	2011		2010		Variance to Prior Year
	USPI as		USPI as		USPI as
	Reported		Reported		Reported
	Under	Unconsolidated	Under	Unconsolidated	Under	Unconsolidated
	GAAP	Affiliates	GAAP	Affiliates	GAAP	Affiliates

Revenues:
Net patient service revenues	$388,141	$1,093,113	$370,184	$946,521	$17,957	$146,592
Management and contract service revenues	52,874	—	47,136	—	5,738	—
Other income	6,583	7,884	5,134	4,899	1,449	2,985

Total revenues	447,598	1,100,997	422,454	951,420	25,144	149,577
Equity in earnings of unconsolidated affiliates	56,718	—	49,754	—	6,964	—
Operating expenses:
Salaries, benefits, and other employee costs	122,060	263,513	113,707	224,641	8,353	38,872
Medical services and supplies	73,857	256,077	71,878	222,362	1,979	33,715
Other operating expenses	72,405	230,608	72,847	200,652	(442)	29,956
General and administrative expenses	32,700	—	27,295	—	5,405	—
Provision for doubtful accounts	6,878	26,178	6,271	23,403	607	2,775
Net (gain) loss on deconsolidations, disposals and impairments	(3,749)	(479)	536	937	(4,285)	(1,416)
Depreciation and amortization	22,042	48,743	22,128	40,636	(86)	8,107

Total operating expenses	326,193	824,640	314,662	712,631	11,531	112,009

Operating income	178,123	276,357	157,546	238,789	20,577	37,568
Interest income	531	285	653	281	(122)	4
Interest expense	(49,815)	(24,996)	(52,669)	(19,371)	2,854	(5,625)
Other	(114)	10	723	(328)	(837)	338

Total other expense, net	(49,398)	(24,701)	(51,293)	(19,418)	1,895	(5,283)

Income before income taxes	128,725	251,656	106,253	219,371	22,472	32,285
Income tax expense	(29,821)	(5,917)	(24,238)	(5,149)	(5,583)	(768)

Income from continuing operations	98,904	245,739	82,015	214,222	16,889	31,517
Discontinued operations, net of tax	(519)	—	810	—	(1,329)	—

Net income	98,385	$245,739	82,825	$214,222	15,560	$31,517

Less: Net income attributable to noncontrolling interests	(49,592)		(43,079)		(6,513)

Net income attributable to USPI’s common stockholder	$48,793		$39,746		$9,047

USPI’s equity in earnings of unconsolidated affiliates		$56,718		$49,754		$6,964

The following table provides other information regarding our unconsolidated affiliates (dollars in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010

Long-term debt	$443,043	$290,230	$443,043	$290,230
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	21.6%	22.8%	22.5%	22.7%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	26.0%	25.3%	26.0%	25.3%
Unconsolidated facilities operated at period end	143	114	143	114

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as USPI’s equity in earnings of unconsolidated affiliates divided by the total pre-tax income of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about USPI’s involvement in equity method investments.

(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This is a non-GAAP measure but management believes it provides further useful information about USPI’s involvement in equity method investments.

As shown above, USPI’s net patient service revenues for the three and nine months ended September 30, 2011 increased $6.0 million and $18.0 million, respectively, compared to the corresponding prior year periods. The net patient service revenues of USPI’s unconsolidated affiliates increased $47.4 million and $146.6 million for the three and nine months ended September 30, 2011, respectively, as compared to the corresponding prior year periods. These variances are analyzed more extensively below under “Revenues,” but in general they reflect the fact that the revenues of our unconsolidated facilities, which largely represent the facilities we operate under our primary business model of partnering with physicians and a hospital partner, are growing at a faster rate than the revenues of our consolidated facilities. In addition to the underlying growth rates at these facilities, we continue to shift more of our facilities into our primary business model, which usually moves them from the consolidated to the unconsolidated group. Once netted with expenses, these increased revenues at our unconsolidated affiliates, resulted in their earning $31.5 million more in net income on year-to-date basis than in the corresponding prior year period. Our share of that increase, aggregated based on our ownership level in each facility, was $7.0 million, and is classified within equity in earnings of unconsolidated affiliates in our consolidated statement of income.

Our Ownership Interests in the Facilities We Operate

Our earnings are predominantly driven by our investments in the facilities we operate, so we focus on those businesses’ growth rates together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in the U.S. surgical facilities we operate is as follows:

	Nine Months		Nine Months
	Ended	Year Ended	Ended
	September 30,	December 31,	September 30,
	2011	2010	2010

Unconsolidated (equity method)(1)	22.5%	21.7%	22.7%
Consolidated facilities(2)	44.9%	46.7%	47.5%
Total(3)	28.4%	28.2%	29.4%

(1)	Computed for unconsolidated facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate pre-tax income of U.S. surgical facilities we account for under the equity method.

(2)	Computed for consolidated facilities by dividing (a) the aggregate net income of U.S. surgical facilities we operate less our total noncontrolling interests in income of consolidated subsidiaries by (b) the aggregate net income of our consolidated U.S. surgical facilities.

(3)	Computed in total by dividing our share of the facilities’ net income, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income of our U.S. surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our increased focus on partnering our facilities with not-for-profit health systems in addition to physicians generally leads to our accounting for more facilities under the equity method (unconsolidated) as reflected in our number of unconsolidated facilities increasing by 34 from January 1, 2010 to September 30, 2011, while our number of consolidated facilities increased by five. We generally have a lower ownership percentage in an equity method facility as compared to a consolidated facility.

Revenues

Our consolidated net revenues increased 6% during both the three and nine months ended September 30, 2011, respectively, as compared to the corresponding prior year periods. The table below quantifies several significant items impacting year over year growth.

	Three Months Ended
	September 30, 2011
	USPI as Reported	Unconsolidated
	Under GAAP	Affiliates

Total revenues, three months ended September 30, 2010	$141,392	$329,882
Add: Revenue from acquired facilities	4,255	22,303
Less: Revenue of disposed facilities	—	(3,237)
Less: Revenue of deconsolidated facilities	(3,411)	3,411
Impact of exchange rate	936	—

Adjusted base period	143,172	352,359
Increase from operations	4,469	22,501
Non-facility based revenue	1,817	3,784

Total revenues, three months ended September 30, 2011	$149,458	$378,644

	Nine Months Ended
	September 30, 2011
	USPI as Reported	Unconsolidated
	Under GAAP	Affiliates

Total revenues, nine months ended September 30, 2010	$422,454	$951,420
Add: Revenue from acquired facilities	10,615	62,443
Less: Revenue of disposed facilities	—	(6,628)
Less: Revenue of deconsolidated facilities	(9,747)	9,747
Impact of exchange rate	3,896	—

Adjusted base period	427,218	1,016,982
Increase from operations	12,402	75,318
Non-facility based revenue	7,978	8,697

Total revenues, nine months ended September 30, 2011	$447,598	$1,100,997

As shown above, the most significant sources of revenue growth were from operational growth and acquisitions, with more acquisitions and other growth in the revenues of our unconsolidated facilities as compared to our consolidated facilities.

Facility Growth

Our systemwide revenues grew 12% and 13% in the three and nine months ended September 30, 2011 as compared to the corresponding prior year period. This growth is comprised of a 6% and 7% increase in the three and nine months ended September 30, 2011, respectively, in the net revenues of our same store facilities, which are those facilities we operated in both periods, and revenues of newly acquired facilities.

Year-to-date same store growth continues to be driven most heavily by an increase in the average complexity of our cases, which has resulted in higher average revenues per case, and also by a 1% increase in the number of cases performed at our U.S. facilities. Our U.K. facilities admissions decreased due largely to fewer referrals from the National Health Service (NHS) and a decrease in self-pay business, but the overall impact on revenues was more than offset by a shift to higher-paying cases and a stronger British pound. The self-pay business is generally considered more susceptible to changes in general economic conditions, as the cost is borne entirely by the patient rather than shared with private insurers or borne by the NHS.

The following table summarizes our same store facility revenue growth rates, as compared to the three and nine months ended September 30, 2010:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2011

United States facilities:
Net revenue	6%	7%
Surgical cases	—%	1%
Net revenue per case(1)	6%	6%
United Kingdom facilities:
Adjusted admissions	—%	(3)%
Net revenue using actual exchange rates	8%	8%
Net revenue using constant exchange rates(2)	4%	3%
All same store facilities:
Net revenue using actual exchange rates	6%	7%

(1)	Our overall domestic same store growth in net revenue per case for the three and nine months ended September 30, 2011, was favorably impacted by the 5% and 7% growth, respectively, at our thirteen same store hospitals, which on average perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. The net revenue per case growth at our ambulatory surgery centers was 4% during the third quarter of 2011.

(2)	Calculated using 2011 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

Joint Ventures With Not-For-Profit Hospitals

The addition of new facilities continues to be more heavily weighted to U.S. surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures both through construction of new facilities (denovos) and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact.

Consistent with this strategy, our net overall number of facilities increased by 30 from September 30, 2010 to September 30, 2011, while the net increase in facilities partnered with not-for-profit hospitals and local physicians increased by 21. Both facilities that are under construction at September 30, 2011 also involve a hospital partner. We continue to explore affiliating more facilities with hospital partners, especially for facilities in markets where we already operate other facilities with a hospital partner. The following table summarizes the facilities we operated as of September 30, 2011 and 2010:

	September 30,
	2011	2010

United States facilities(1):
With a hospital partner	138	117
Without a hospital partner	61	53

Total U.S. facilities	199	170
United Kingdom facilities	5	4

Total facilities operated	204	174

Change from September 30, 2010:
De novo (newly constructed)	4
Acquisition	36
Disposals(2)	(10)

Total increase in number of facilities	30

(1)	At September 30, 2011, physicians own a portion of all but two of these facilities.

(2)	We sold our ownership interests in facilities in Orlando, Florida; Templeton, California; Houston, Texas; Richmond, Virginia; Flint, Michigan; Fort Worth, Texas; Cleveland, Ohio and Lawton, Oklahoma. We merged two of our surgery centers into one location in the Dallas, Texas area.

Facility Operating Margins

Same store U.S. facility operating margins increased 40 basis points for the nine months ended September 30, 2011 as compared to the corresponding prior year period. The increase was due to slightly higher case volumes, more complex cases, and improvement in the management of operating expenses. Continuing a trend we have experienced in recent years, the year-over-year change in the operating margins of facilities partnered with a not-for-profit healthcare system was more favorable than the change experienced by the facilities that do not have a hospital partner. The facilities partnered with a health system are, on average, younger than our other facilities. Younger facilities’ margins grow more rapidly on average than more mature facilities, which generally have higher margins but with less growth. The pattern of our acquisition and development activity can also affect this relationship over time.

Our U.K. facilities, which comprise five of our 204 facilities at September 30, 2011, experienced a decrease in overall facility margins in the three and nine months ended September 30, 2011 as compared to the prior year period, largely due to the reduction in NHS and self-pay business described above.

The following table summarizes the year-over-year changes in our same store facility operating margins (see footnote 1 below), comparing the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2010:

	Three Months			Nine Months
	Ended			Ended
	September 30,	Increase		September 30,	Increase
	2011	(Decrease)		2011	(Decrease)

United States facilities:
With a hospital partner	26.0%	100	bps	25.7%	80	bps
Without a hospital partner	30.2%	(220	) bps	31.7%	(130	) bps
Total U.S. facilities	26.7%	40	bps	26.7%	40	bps
United Kingdom facilities(2)	16.9%	(480	) bps	20.1%	(340	) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations in either the U.S. or the U.K. because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

(2)	Calculated using 2011 exchange rates for both periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business. In addition, the $1.0 million unfavorable impact of a payment of value-added tax in the first quarter of 2010 has been excluded from U.K. same store facility operating margins.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

As discussed more fully in “Revenues,” our consolidated revenues increased by $8.1 million, or 5.7%, to $149.5 million for the three months ended September 30, 2011 from $141.4 million for the three months ended September 30, 2010. A portion of the increase, approximately $4.5 million, was driven by operations resulting from higher net revenue per case. Acquisitions of facilities increased revenues $4.3 million. Other factors, including the favorable impact of a weaker U.S. dollar, and a decrease in revenues resulting from our selling a portion of our interest in two facilities (causing us to deconsolidate them), drove the remaining net increase in revenues.

Equity in earnings of unconsolidated affiliates increased by $1.4 million, or 8.3%, to $18.7 million for the three months ended September 30, 2011 from $17.2 million for the three months ended September 30, 2010. This increase in equity in earnings was primarily driven by acquisitions of equity method investments in facilities and deconsolidations of facilities we already operated, which together increased equity in earnings by $1.8 million. Other factors included $1.4 million from growth in our existing facilities and start-up losses of $1.8 million from recently opened facilities. The number of facilities we account for under the equity method increased by 29 from September 30, 2010 to September 30, 2011.

Depreciation and amortization was $7.2 million and $7.3 million for the three months ended September 30, 2011 and September 30, 2010, respectively. Depreciation and amortization, as a percentage of revenues, decreased slightly to 4.8% for the three months ended September 30, 2011 from 5.3% for the three months ended September 30, 2010.

Operating income increased $7.0 million, or 14.2%, to $56.6 million for the three months ended September 30, 2011 from $49.6 million for the three months ended September 30, 2010, and increased as a percentage of revenues to 37.9% from 35.1%, respectively. As further discussed in the “Executive Summary,” operating income was significantly impacted during 2011 and 2010 by several items the largest of which are Titan transaction costs and de novo start-up losses during the three months ended September 30, 2011 and a $6.0 million expense related to a previous acquisition for the three months ended September 30, 2010. Excluding these items, operating income increased 6% and operating margins were flat for the three months ended September 30, 2011 as compared to prior year. The increase was driven by the increases in revenues of our facilities and equity in earnings of unconsolidated affiliates described above, offset by increases in transaction related costs.

Interest expense, net of interest income, decreased $1.5 million to $15.5 million for the three months ended September 30, 2011 as compared to $17.0 million for the three months ended September 30, 2010. The decrease is primarily due to the expiration of the U.S. interest rate swap in July 2011.

Provision for income taxes was $9.3 million for the three months ended September 30, 2011 compared to $7.1 million for the three months ended September 30, 2010. Our effective tax rates (based on pretax earnings attributable to USPI’s stockholder) were 37.7% and 38.0% for the three months ended September 30, 2011 and 2010, respectively.

The increase in revenues of our consolidated facilities, as described above, drove an increase in our consolidated subsidiaries’ net income. As most of our consolidated businesses include owners besides us, an increase in the earnings of these businesses resulted in an increase in net income attributable to noncontrolling interests.

Overall, while our facilities average operating income margin increased slightly in the third quarter of 2011 as compared to the third quarter of 2010, the increase in revenues at these facilities described, together with earnings from acquired facilities and a gain from consolidating one facility, resulted in higher net income attributable to USPI’s common stockholder during the third quarter of 2011 as compared to the third quarter of 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

As discussed more fully in “Revenues,” our consolidated revenues increased by $25.1 million, or 6.0%, to $447.6 million for the nine months ended September 30, 2011 from $422.5 million for the nine months ended September 30, 2010. A portion of the increase, approximately $12.4 million, was driven by operations resulting from case growth and higher net revenue per case. Acquisitions of facilities increased revenues $10.6 million. Other factors, including the favorable impact of a weaker U.S. dollar, and a decrease in revenues resulting from our selling a portion of our interest in two facilities (causing us to deconsolidate them), drove the remaining net increase in revenues.

Equity in earnings of unconsolidated affiliates increased by $7.0 million, or 14.0% to $56.7 million for the nine months ended September 30, 2011 from $49.8 million for the nine months ended September 30, 2010. This increase in equity in earnings was primarily driven by acquisitions of equity method investments in facilities and deconsolidations of facilities we already operated, which together increased equity in earnings by $4.9 million. Other factors included $4.7 million from growth in our existing facilities and start-up losses of $2.8 million from recently opened facilities. The number of facilities we account for under the equity method increased by 29 from September 30, 2010 to September 30, 2011.

Depreciation and amortization decreased $0.1 million to $22.0 million for the nine months ended September 30, 2011 from $22.1 million for the nine months ended September 30, 2010. Depreciation and amortization, as a percentage of revenues, decreased slightly to 4.9% for the nine months ended September 30, 2011 from 5.3% for the nine months ended September 30, 2010.

Operating income increased $20.6 million, or 13.1%, to $178.1 million for the nine months ended September 30, 2011 from $157.5 million for the nine months ended September 30, 2010, and increased as a percentage of revenues to 39.8% from 37.3%, respectively. As further discussed in the “Executive Summary,” operating income was significantly impacted during 2011 and 2010 by several items the largest of which are Titan transaction costs and de novo start-up losses during the nine months ended September 30, 2011 and a $6.0 million expense related to a previous acquisition for the nine months ended September 30, 2010. Excluding these items, operating income increased 8% and operating margins improved 90 basis points for the nine months ended September 30, 2011 as compared to prior year. These increases were driven by the increases in revenues of our facilities and equity in earnings of unconsolidated affiliates described above, offset by increases in transaction related costs.

Interest expense, net of interest income, decreased $2.7 million to $49.3 million for the nine months ended September 30, 2011 from $52.0 million for the nine months ended September 30, 2010. The decrease is primarily due the expiration of the U.S. interest rate swap in July 2011 and to a $0.8 million interest expense related to a VAT assessment, whereas in the first quarter of 2010, we recorded a $0.8 million expense as the British tax authority reclaimed the amount.

Provision for income taxes was $29.8 million for the nine months ended September 30, 2011 compared to $24.2 million for the nine months ended September 30, 2010. Our effective tax rates (based on pretax earnings attributable to USPI’s stockholder) were 37.7% and 38.4% for the nine months ended September 30, 2011 and 2010, respectively.

The increase in revenues of our consolidated facilities, as described above, drove an increase in our consolidated subsidiaries’ net income. As most of our consolidated businesses include owners besides us, an increase in the earnings of these businesses resulted in an increase in net income attributable to noncontrolling interests.

Overall, our facilities average operating income margin increased during the nine months ended September 30, 2011 as compared to the corresponding prior year period, so the increase in revenues at these facilities described, together with earnings from acquired facilities and gains from selling interests in five facilities, gain on consolidation of two facilities and the $1.8 million prior year expense related to the VAT assessment by the British tax authority, resulted in higher net income attributable to USPI’s common stockholder during 2011 as compared to the corresponding period in 2010.

Liquidity and Capital Resources

Cash Flows

During the nine months ended September 30, 2011, the Company generated $140.4 million of cash flows from operating activities as compared to $137.8 million during the nine months ended September 30, 2010. Cash flows from operating activities increased $2.6 million, or 1.9%, from the prior year period, primarily as a result of our 19% growth in net income being mostly offset by increased federal tax payments. Our federal tax payments in the first half of 2010 were lower due to our still having significant net operating loss carryforwards to apply.

During the nine months ended September 30, 2011, our net cash used in investing activities was $75.3 million. We spent $65.3 million acquiring businesses or other equity investments and received proceeds of $13.3 million from sales and partial sales of these types of investments. In addition, we invested $27.3 million for purchases of property and equipment, which includes $5.3 million of equipment acquired under capital lease arrangements. Approximately $15.4 million of property and equipment purchases were related to ongoing development projects, and the remaining $11.9 million represented purchases of equipment at existing facilities. Net cash used in financing activities for the nine months ended September 30, 2011 totaled $69.3 million and resulted primarily from net payments on long-term debt of $32.8 million, distributions to noncontrolling interests of $50.7 million, partially offset by a net increase in cash held on behalf of noncontrolling interests of $13.6 million.

Cash and cash equivalents were $55.9 million at September 30, 2011 as compared to $60.3 million at December 31, 2010, and the net working capital deficit was $112.1 million at September 30, 2011 as compared to $100.2 million at December 31, 2010. The overall negative working capital position at September 30, 2011 and December 31, 2010 is primarily the result of $129.8 million and $116.1 million due to affiliates, respectively, associated with our practice of holding our unconsolidated facilities’ cash. As discussed below, we have sufficient availability under our credit facility, together with our operating cash flows, to service our obligations.

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

We may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we currently pay quarterly commitment fees of 0.50% per annum on the daily-unused commitment of the revolving credit facility. We also currently pay a quarterly participation fee of 2.13% per annum related to outstanding letters of credit. At September 30, 2011, we had $504.5 million of debt outstanding under the credit facility at a weighted average interest rate of approximately 2.2%. At September 30, 2011, we had $83.4 million available for borrowing under the revolving credit facility, representing the facility’s $85.0 million capacity, net of $1.6 million of outstanding letters of credit. On October 31, 2011, we borrowed $16.0 million on our revolving credit facility to fund expected acquisitions.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of September 30, 2011.

Senior subordinated notes

Also in connection with the merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest) or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. To date, we have paid all interest payments in cash. At September 30, 2011, we had $437.5 million of Notes outstanding. The Notes are unsecured senior subordinated obligations of our company; however, the Notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of September 30, 2011.

United Kingdom borrowings

In April 2007, we entered into an amended and restated credit agreement, which covered our existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional Term Loan B facility of £10 million, which was drawn in April 2007. In March 2008, we further amended our U.K. Agreement to provide for a £2.0 million Term Loan C facility. We borrowed the entire

£2.0 million in March 2008 to acquire property adjacent to one of our hospitals in London. In September 2011, we renewed our overdraft facility and added a new £10.0 million revolving credit facility to assist in funding the expansion of Holly House hospital. Under the renewal, we must pay a commitment fee of 0.5% per annum on the unused portion of the overdraft facility and 1.10% per annum on the unused revolving credit facility each quarter. Excluding availability on the overdraft facility and revolving credit facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At September 30, 2011, we had £32.6 million ($50.9 million) outstanding under the U.K. credit facility, including £2.8 million ($4.3 million) on the revolving credit facility at a weighted average interest rate of approximately 2.7%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are required on the Term Loan A, which began in June 2007, and approximate $4.7 million in the first and second year, $6.2 million in the third and fourth year; $7.8 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and matures in 2013. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million), which began in June 2008 and continue through its maturity date of February 2013 when the final payment of £0.5 million ($0.8 million) is due. No principal payments are due on the revolving credit facility until its maturity in February 2013. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We believe we were in compliance with these covenants as of September 30, 2011.

We also have the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million ($3.9 million). We borrowed against the facility in June 2010 and November 2010 and have £1.2 million ($1.8 million) outstanding at September 30, 2011. The terms of the borrowings require monthly principal and interest payments over 48 months. We have pledged capital assets as collateral against these borrowings.

Contractual Cash Obligations

Our contractual cash obligations as of September 30, 2011 are summarized as follows:

	Payments Due by Period
		Within	Years	Years	Beyond
Contractual Cash Obligations	Total	1 Year	2 and 3	4 and 5	5 Years
	(In thousands)

Long-term debt obligations:
Senior secured credit facility(1)	$504,496	$5,170	$499,326	$—	$—
Senior subordinated notes, due 2017(1)	240,000	—	—	—	240,000
Senior subordinated toggle notes, due 2017(1)	197,515	—	—	—	197,515
U.K. credit facility(1)	50,912	10,168	40,744	—	—
Other debt at operating subsidiaries(1)	25,904	5,997	9,499	4,972	5,436
Interest on long-term debt obligations(2)	257,422	52,647	97,780	79,926	27,069
Capitalized lease obligations(3)	38,034	4,768	9,499	5,932	17,835
Operating lease obligations	87,188	14,853	23,899	16,713	31,723

Total contractual cash obligations	$1,401,471	$93,603	$680,747	$107,543	$519,578

(1)	Scheduled principal payments

(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the September 30, 2011 rates applicable to each debt instrument and also gives effect to the interest rate swap designated in a cash flow hedging relationship against a portion of the U.K. credit facility.

(3)	Includes related principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have noncontrolling investors who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $47.3 million at September 30, 2011, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was 45% at September 30, 2011. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At September 30, 2011, the total debt on the balance sheets of our unconsolidated affiliates was approximately $443.0 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was 26% at September 30, 2011. USPI or one of its wholly owned subsidiaries had collectively guaranteed $43.9 million of the $443.0 million in total debt of our unconsolidated affiliates as of September 30, 2011. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $13.1 million as of September 30, 2011. Of the total $57.0 million of guarantees related to unconsolidated affiliates, approximately $8.9 million represents guarantees of obligations of four facilities which have been sold. We have full recourse to the buyers with respect to the $8.9 million related to the sold facilities. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

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

Our U.K. subsidiary has expanded our Parkside hospital, already our largest facility. Located outside London in the Wimbledon area, this facility’s expansion cost approximately £11.1 million ($17.3 million). The expansion of the outpatient clinic was completed in August 2010 and the refurbishment of a portion of the hospital was completed in the second quarter of 2011. A £17.0 million ($26.6 million) refurbishment and extension program has begun at our Holly House hospital and is due to be completed by late 2012. This expansion will provide three new operating rooms, an endoscopy suite, ten additional patient rooms, an eight bed day unit and six additional physician offices.

Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our company, in the amount of $0.5 million and $1.5 million for both the three month and nine months ended September 30, 2011 and 2010, respectively. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At September 30, 2011, we had approximately $5.0 million accrued related to such management fee, of which $0.5 million is included in other current liabilities and $4.5 million is included in other long-term liabilities in the accompanying consolidated balance sheet.

In September 2011, Baylor Health Care System (Baylor) acquired ownership in a facility from us for $1.6 million. Baylor’s Chief Executive Officer is a member of our board of directors. We believe that the sales price was the same as if it had been negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

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

We entered into a new interest swap effective March 31, 2011 for a notional amount of £18.0 million ($28.1 million). The interest rate swap requires us to pay 1.45% and to receive interest at a variable rate of three-month GBP-LIBOR (currently 0.95%), and is reset quarterly. No collateral is required under the interest rate swap agreement. As of September 30, 2011, the rate under our swap agreement was unfavorable compared to the market. The swap matures in June 2012.

At September 30, 2011, the fair value of U.K. interest rate swap was a current liability of approximately $0.1 million. The estimated fair value of the interest rate swap was determined using present value models of the contractual payments. Inputs to the model were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost we would have to pay to transfer the obligation to a market participant with similar credit risk.

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At September 30, 2011, $691.5 million of our outstanding debt was in fixed rate instruments and the remaining $327.3 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $3.3 million.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings that might have a material adverse impact on the Company.

ITEM 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.1	Indenture governing 8 7/8% Senior Subordinated Notes due 2017 and 9 1/4%/10% Senior Subordinated Toggle Notes due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.2	Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (v) Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

By:	/s/ Mark A. Kopser
Mark A. Kopser
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2011

By:	/s/ J. Anthony Martin
J. Anthony Martin
Vice President, Corporate Controller,
and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.1	Indenture governing 8 7/8% Senior Subordinated Notes due 2017 and 9 1/4%/10% Senior Subordinated Toggle Notes due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
4.2	Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (v) Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.