Form 10-K
period 2011-12-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2012-03-02
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

As of March 2, 2012, 100 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

None.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

2011 ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness; general economic and business conditions, including without limitation the condition of the financial markets, both nationally and internationally; foreign currency fluctuations; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into or renew managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States (U.S.) and the United Kingdom (U.K.); the efforts of insurers, healthcare providers and others to contain healthcare costs; the impact of healthcare reform; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses and other healthcare professionals and other personnel; the availability of suitable acquisition and development opportunities and the length of time it takes to complete acquisitions and developments; our ability to integrate new and acquired businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks and uncertainties discussed in this Annual Report on Form 10-K. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements.

PART I

Item 1.     Business

General

United Surgical Partners International, Inc. (together with its subsidiaries, the “Company” or “USPI”, unless otherwise indicated or the context otherwise requires, the terms “we,” “us,” “our” and similar terms refer to USPI and its subsidiaries) owns and operates short stay surgical facilities including surgery centers and hospitals in the United States and the United Kingdom. We focus on providing high quality surgical facilities that meet the needs of patients, physicians and payors better than hospital-based and other outpatient surgical facilities. We believe that our facilities (1) enhance the quality of care and the healthcare experience of patients, (2) offer a strategic approach for physicians that provides significant administrative, clinical and economic benefits to physicians, (3) offer a strategic approach for our health system partners to expand capacity and access within the markets they serve, and (4) offer an efficient and low cost alternative for payors. We acquire and develop our facilities through the formation of strategic relationships with physicians and not-for-profit healthcare systems to better access and serve the communities in our markets. Our operating model is efficient and scalable, and we have adapted it to each of our markets. We believe that our acquisition and development strategy and operating model enable us to continue to grow by taking advantage of highly-fragmented markets and an increasing demand for short stay surgery.

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

As of December 31, 2011 we operated 206 facilities, consisting of 200 in the United States and six in the United Kingdom. Of the 200 U.S. facilities, 138 are jointly owned with major not-for-profit healthcare systems. Due in large part to our partnerships with physicians and not-for-profit healthcare systems, we do not consolidate the financial results of 141 of the 206 facilities in which we have ownership, meaning that while we record a share of their net profit within our operating income, we do not include their revenues and expenses in the consolidated revenue and expense line items of our consolidated financial statements.

Our consolidated revenues increased from $576.7 million in 2010 to $609.6 million in 2011. In addition to our consolidated revenues, we also review an internal operating measure called systemwide revenue growth, which includes both consolidated and unconsolidated facilities. Our systemwide revenues grew 13% during 2011. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding USPI’s financial performance because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for USPI’s equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating margins for the facilities that were operational in both the current and prior year periods, a group we refer to as same store facilities.

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

In addition to these technological and other clinical advancements, a changing payor environment has contributed to the growth of outpatient surgery relative to all surgery performed. Government programs, private insurance companies, managed care organizations and self-insured employers have implemented cost containment measures to limit increases in healthcare expenditures, including procedure reimbursement. These cost containment measures have contributed to the significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective alternate sites, including surgery centers. We believe that surgery performed at a surgery center is generally less expensive than hospital-based outpatient surgery because of lower facility development costs, more efficient staffing and space utilization and a specialized operating environment focused on quality of care and cost containment.

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

United Kingdom

The United Kingdom provides government-funded healthcare to all of its residents through the National Health Service. However, due to funding and capacity limitations, the demand for healthcare services exceeds the public system’s capacity. In response to these shortfalls, private healthcare networks and private insurance companies have developed in the United Kingdom. Approximately 11% of the U.K. population has private insurance to cover elective surgical procedures, and another segment of the population pays for elective procedures from personal funds. For the year ended December 31, 2011, in the United Kingdom, we derived 67% of our revenues from private insurance, 24% from self-pay patients, who typically arrange for payment prior to surgery being performed, 5% from government payors, and 4% from other payors.

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

Expand our presence in existing markets

One of the key elements of our business strategy is to grow selectively in markets in which we already operate facilities. We believe that selective acquisitions and development of new facilities in existing markets allow us to leverage our existing knowledge of these markets and to improve operating efficiencies. In particular, our experience has been that newly developed facilities in markets where we already have a presence and a not-for-profit hospital partner is one of the best uses of our invested capital.

Expand selectively in new markets

We may continue to enter targeted markets by acquiring and developing surgical facilities. In the United States, we expect we will often undertake these activities in conjunction with a local not-for-profit healthcare system or hospital. We typically target the acquisition or development of multi-specialty centers that perform high volume, non-emergency, lower risk procedures requiring lower capital and operating costs than hospitals. In addition, we will also consider the acquisition of multi-facility companies.

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

Enhance operating efficiencies

Once we acquire a new facility in the U.S., we integrate it into our existing network by implementing a specific action plan to support the local management team, design growth strategies and incorporate the new facility into our group purchasing contracts. We also implement our systems and protocols to improve operating efficiencies and contain costs. Our most important operational tool is our management system “Every Day Giving Excellence,” which we refer to as USPI’s EDGE. This proprietary measurement system allows us to track our clinical, service and financial performance, best practices and key indicators in each of our facilities. Our goal is to use USPI’s EDGE to ensure that we provide each of the patients using our facilities with high quality healthcare, offer physicians a superior work environment and eliminate inefficiencies. Using USPI’s EDGE, we track and monitor our performance in areas such as (1) providing surgeons the equipment, supplies and surgical support they need, (2) starting cases on time, (3) minimizing turnover time between cases, and (4) providing efficient case and personnel schedules. USPI’s EDGE compiles and organizes the specified information on a daily basis and is easily accessed over the Internet by our facilities on a secure basis. The information provided by USPI’s EDGE enables our employees, facility administrators and management to analyze trends over time and share processes and best practices among our facilities. In addition, the information is used as an evaluative tool by our administrators and as a budgeting and planning tool by our management. USPI’s EDGE is now deployed in substantially all of our U.S. facilities. In addition to continuing to invest in USPI’s EDGE, we are currently investing in other tools that will allow us to better manage our facilities.

Operations

Operations in the United States

Our operations in the United States consist primarily of our ownership and management of surgery centers. As of December 31, 2011, we had ownership interests in 186 surgery centers and 14 surgical hospitals. We also own interests in and expect to operate two more surgical facilities that are currently under construction, and have numerous other potential projects in various stages of consideration, which may result in our adding additional facilities during 2012. Both of the facilities under construction include a not-for-profit hospital partner. Approximately 8,800 physicians have privileges to use our facilities. Our surgery centers are licensed outpatient surgery centers, and our surgical hospitals are licensed as hospitals. Each of our facilities is generally equipped and staffed for multiple surgical specialties and located in freestanding buildings or medical office buildings. Our average surgery center has approximately 12,000 square feet of space with three operating rooms, as well as ancillary areas for preparation, recovery, reception and administration. Our surgery center facilities range from a 2,000 square foot, one operating room facility to a 33,000 square foot, nine operating room facility. Our surgery centers are normally open weekdays from 7:00 a.m. to approximately 5:00 p.m. or until the last patient is discharged. We estimate that a surgery center with three operating rooms can accommodate up to 4,500 procedures per year. Our surgical hospitals average 60,000 square feet of space with seven operating rooms, ranging in size from 30,000 to 167,000 square feet and having from four to eleven operating rooms.

Our surgery center support staff typically consists of registered nurses, operating room technicians, an administrator who supervises the day-to-day activities of the surgery center, and a small number of office staff. Each center also has appointed a medical director, who is responsible for supervising the quality of medical care provided at the center. Use of our surgery centers is generally limited to licensed physicians, podiatrists and oral surgeons who are also on the medical staff of a local accredited hospital. Each center maintains a peer review committee consisting of physicians who use our facilities and who review the professional credentials of physicians applying for surgical privileges.

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

Generally, our surgical facilities are limited partnerships, limited liability partnerships or limited liability companies in which ownership interests are also held by local physicians who are on the medical staff of the facilities. Our ownership interests in the facilities range from 5% to 100%, with our average ownership being approximately 28%. Our partnership and limited liability company agreements typically provide for the monthly or quarterly pro rata distribution of cash equal to net profits from operations, less amounts held in reserve for expenses and working capital. Our facilities derive their operating cash flow by collecting a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. Our billing systems estimate revenue and generate contractual adjustments based on a fee schedule for approximately 90% of the total cases performed at our facilities. For the remaining cases, the contractual allowance is estimated based on the historical collection percentages of each facility by payor group. The historical collection percentage is updated quarterly for each facility. We estimate each patient’s financial obligation prior to the date of service. We request payment of that obligation at the time of service. Any amounts not collected at the time of service are subject to our normal collection and reserve policy. We also have a management agreement with each of the facilities under which we provide day-to-day management services for a management fee that is typically a percentage of the net revenues of the facility.

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

Strategic Relationships

A key element of our business strategy is to pursue strategic relationships with not-for-profit healthcare systems (hospital partners) in selected markets. Of our 200 U.S. facilities, 138 are jointly-owned with not-for-profit healthcare systems. Our strategy involves developing these relationships in three primary ways. One way is by adding new facilities in existing markets with our existing hospital partners. An example of this is our relationship with the Baylor Health Care System (Baylor) in Dallas, Texas. Our joint ventures with Baylor own a network of 30 surgical facilities that serve the approximately six million people in the Dallas / Fort Worth area. These joint ventures have added new facilities each year since their inception in 1999, including three during 2011. Another example of a growing single-market relationship is our network of facilities in Houston, Texas with Memorial Hermann Healthcare System, with whom we opened our first facility in 2003 and with whom we now operate 20 facilities.

A second way we develop these relationships is through expansion into new markets, both with existing hospital partners and with new partners. In 2011, we entered into a new hospital partner relationship in New Jersey and also gained two new hospital partners in Pennsylvania. A good long-term example of this strategy is our relationship with Ascension Health, with whom we initially owned a single facility in Nashville, Tennessee and now have a total of 21 facilities in four states. Similarly, with Dignity Health (formerly known as Catholic Healthcare West) we began with one facility, which was in a suburb of Las Vegas, Nevada. This relationship has expanded to a total of 17 facilities, including seven in various California markets, eight in the Phoenix, Arizona market and two in the Las Vegas area.

A third way we develop our strategic relationships with not-for-profit healthcare systems is by adding them as co-owners of facilities that we have previously operated without them as partners. During 2010 and 2011 we completed transactions of this nature to expand our joint ventures with Baylor, Memorial Hermann, and Dignity Health. We expect to add a not-for-profit hospital partner in the future to some of the remaining 62 facilities that do not yet have such a partner.

Operations in the United Kingdom

We operate three hospitals and an oncology center in greater London and in December 2011 acquired a fourth hospital, Claremont Hospital, in the city of Sheffield. In January 2011, we acquired an ownership interest in a diagnostic and surgery center in Edinburgh, Scotland, and at the end of December 2011, we increased our ownership to 90% and now have a controlling interest in the facility.

Parkside Hospital, located in Wimbledon, a suburb southwest of London, has 78 registered acute care beds, including four high dependency beds and four operating rooms, one of which is a dedicated endoscopy suite and an outpatient surgery unit. Parkside also has its own on-site pathology laboratory which provides services to the on-site cancer treatment center. The imaging department, which has been extensively upgraded in the past five years, has two MRI scanners, a CT scanner, and two X-ray screening rooms, plus mammography, dental and ultrasound services available. Over 500 surgeons, anesthesiologists, and physicians have admitting privileges to the hospital. Parkside’s key specialties include orthopedics, oncology, gynecology, neurosurgery, ear-nose-throat, endoscopy and general surgery. The expansion of Parkside’s outpatient clinic was completed in August 2010, and the refurbishment of a portion of the hospital was completed in the second quarter of 2011. Parkside Hospital is developing satellite clinics to extend its market and one in Putney (southwest London) opened in February 2012.

Cancer Centre London opened in August 2003. In 2010, we partnered with local physicians who own a 25% ownership in the facility, which has a state of the art equipment designed to provide a wide range of cancer treatments. The pre-treatment and planning suite houses a dedicated CT scanner, which, along with the linear accelerators and virtual simulation software, is linked to the department’s planning system. The centre provides inverse planned intensity-modulated radiation therapy (IMRT). The facility has its own pharmacy aseptic suite which provides chemotherapy to the day case unit at the hospital. The facility also has a nuclear medicine unit.

Holly House Hospital, located in a suburb northeast of London near Essex, has 55 registered acute care beds, including the ability to provide high dependency care. The hospital has three operating rooms and its own on-site pathology laboratory and pharmacy. A diagnostic suite houses MRI and CT scanners, X-ray screening rooms, mammography, ultrasound, and other imaging services. Approximately 300 surgeons, anesthesiologists, and physicians have admitting privileges at the hospital, and there are well-established orthopedic, cosmetic, in vitro fertilization, and general surgery practices. We have started a refurbishment and expansion program at Holly House which is due to be completed by late 2012. This expansion will provide three new operating rooms, an endoscopy suite, ten additional patient rooms, an eight bed day unit, and six additional consulting rooms.

Highgate Hospital is a 32 bed acute care hospital located in the affluent Highgate area of London. The hospital has an established cosmetic surgery business and additional practices including endoscopy and general surgery. Approximately 200 surgeons, anesthesiologists, and physicians have admitting privileges at the hospital.

Claremont Hospital has 41 beds, 11 consulting rooms and three operating rooms. The hospital provides a wide range of services and includes a day surgery unit, endoscopy suite, critical care beds and a full diagnostic suite including MRI and CT. Approximately 275 surgeons and physicians have admitting and practicing privileges and they cover a wide range of specialties including orthopedics, neurosurgery, general surgery and sports medicine.

The Edinburgh Clinic offers outpatient surgeries through its one operating and recovery room. The clinic also provides a wide range of imaging services including MRI, CT, general x-ray and ultrasound. Over 60 surgeons and physicians have practicing privileges.

Case Mix

The following table sets forth the percentage of internally reported revenues from our U.S. and U.K. facilities for the year ended December 31, 2011 from each of the following specialties:

Specialty	U.S.	U.K.
Orthopedic	45%	26%
Pain management	11	1
Gynecology	3	7 (1)
General surgery	6	14
Ear, nose and throat	7	2
Gastrointestinal	9	2
Cosmetic surgery	3	14
Ophthalmology	8	1
Other	8	33

Total	100%	100%

(1)	Also includes in vitro fertilization.

Payor Mix

The following table sets forth the percentage of the internally reported revenues from our U.S. and U.K. facilities for the year ended December 31, 2011 from each of the following payors:

Payor	U.S.	U.K.
Private insurance	75%	67%
Self-pay	2	24
Government	18 (1)	5
Other	5	4

Total	100%	100%

(1)	The percentage of our U.S. revenue attributable to government payors is approximately 16% for Medicare and 2% for Medicaid.

The following table sets forth information relating to the not-for-profit healthcare systems with which we were affiliated as of December 31, 2011:

Healthcare System	Healthcare System’s Geographical Focus	Number of Facilities Operated with USPI
Single Market Systems:
Baylor Health Care System	Dallas/Fort Worth, Texas	30
Centura Health	Colorado	4
Cookeville Regional Medical Center	Middle Tennessee	1
Covenant Health	Eastern Tennessee	2
INTEGRIS Health	Oklahoma	2
Kennedy Health System	New Jersey	1
Legacy Health System	Portland, Oregon	2
Liberty Health	Jersey City, New Jersey	1
McLaren Health Care Corporation	Michigan	4
Memorial Hermann Healthcare System	Houston, Texas	20

Healthcare System	Healthcare System’s Geographical Focus	Number of Facilities Operated with USPI
Meridian Health System	New Jersey	6
Monongahela Valley Hospital	Pittsburgh, Pennsylvania	1
Mountain States Health Alliance	Northeast Tennessee	1
North Kansas City Hospital	Kansas City, Missouri	3
NorthShore University Health System	Chicago, Illinois	4
Penn State Hershey Health System	Hershey, Pennsylvania	1
Scripps Health	San Diego, California	1
St. John Health System	Oklahoma	1
St. John’s Mercy Healthcare	Missouri	1
The Christ Hospital	Cincinnati, Ohio	1
Williamson Medical Center	Franklin, Tennessee	1
Multi-Market Systems:
Adventist Health System:	12 states(a)	1
Adventist Hinsdale Hospital	Hinsdale, Illinois
Ascension Health:	19 states and D.C.(b)	21
Carondelet Health System (2 facilities)	Blue Springs, Missouri
St. Thomas Health Services System (14 facilities)	Middle Tennessee
St. Vincent Health (1 facility)	Indiana
Seton Healthcare Network (4 facilities)	Austin, Texas
Bon Secours Health System:	Six states(c)	4
Bon Secours Health Center at Virginia Beach	Virginia Beach, Virginia
Mary Immaculate Hospital	Newport News, Virginia
Maryview Medical Center	Suffolk, Virginia
St. Mary’s Hospital	Richmond, Virginia
Catholic Health Partners:	Two states(d)
Humility of Mary Health (1 facility)	Canfield, Ohio	1
Dignity Health:	California, Arizona and Nevada	17
Mercy Hospital of Folsom (1 facility)	Sacramento, California
Mercy Medical Center (3 facilities)	Redding, California
Mercy San Juan Medical Center (1 facility)	Roseville, California
Sierra Nevada Memorial Hospital (1 facility)	Grass Valley, California
St. Joseph’s Hospital and Medical Center (6 facilities) and Arizona Orthopedic Surgical Hospital (2 facilities)	Phoenix, Arizona
St. Joseph’s Medical Center (1 facility)	Stockton, California
St. Rose Dominican Hospital (2 facilities)	Las Vegas, Nevada
CHRISTUS Health:	Six states(e)	3
CHRISTUS Health Central Louisiana (1 facility)	Alexandria, Louisiana
CHRISTUS Spohn Health System (2 facilities)	Corpus Christi, Texas
Providence Health System:	Five states(f)	2
Providence Holy Cross Health Center	Santa Clarita, California
Providence Holy Cross Medical Center	Mission Hills, California
SSM Healthcare:	Four states(g)
SSM St. Clare Health System	St. Louis, Missouri	1

Totals		138

(a)	Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Missouri, North Carolina, Tennessee, Texas, West Virginia, and Wisconsin.

(b)

Alabama, Arkansas, Arizona, Connecticut, District of Columbia, Georgia, Florida, Idaho, Illinois, Indiana, Kansas, Louisiana, Maryland, Michigan, Missouri, New York, Tennessee, Texas, Washington, and Wisconsin.

(c)	Florida, Kentucky, Maryland, New York, South Carolina, and Virginia

(d)	Kentucky and Ohio

(e)	Arkansas, Georgia, Louisiana, Missouri, New Mexico, and Texas.

(f)	Alaska, California, Montana, Oregon, and Washington.

(g)	Illinois, Missouri, Oklahoma and Wisconsin.

Facilities

The following table sets forth information relating to the facilities that we operated as of December 31, 2011:

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
	United States
	Atlanta
	East West Surgery Center, Austell, Georgia	9/1/00	(1)	3	78%
	Lawrenceville Surgery Center, Lawrenceville, Georgia	8/1/01		2	15
	Northwest Georgia Surgery Center, Marietta, Georgia	11/1/00	(1)	3	15
	Orthopaedic South Surgical Center, Morrow, Georgia	11/28/03		2	15
	Resurgens Surgical Center, Atlanta, Georgia	10/1/98	(1)	4	48
	Roswell Surgery Center, Roswell, Georgia	10/1/00	(1)	3	15
	Austin
*	Cedar Park Surgery Center, Cedar Park, Texas	11/22/05		2	26
*	Medical Park Tower Surgery Center, Austin, Texas	8/27/10		5	37
*	Northwest Surgery Center, Austin, Texas	5/30/07		6	29
	Texan Surgery Center, Austin, Texas	6/1/03		3	55
*	Williamson Surgery Center, Round Rock, Texas	5/12/11		4	26
	Chicago
*	Hinsdale Surgical Center, Hinsdale, Illinois	5/1/06		4	22
*	Same Day Surgery 25 East, Chicago, Illinois	10/15/04		4	45
*	Same Day Surgery Elmwood Park, Elmwood Park, Illinois	10/15/04		3	33
*	Same Day Surgery North Shore, Evanston, Illinois	10/15/04		2	39
*	Same Day Surgery River North, Chicago, Illinois	10/15/04		4	34
	Corpus Christi
*	Corpus Christi Outpatient Surgery Center, Corpus Christi, Texas	5/1/02		5	29
*	Shoreline Surgery Center, Corpus Christi, Texas	7/1/06		4	30
	Dallas/Fort Worth
*	Baylor Medical Center at Frisco, Frisco, Texas(2)	9/30/02		11	25
*	Baylor Medical Center at Trophy Club, Trophy Club, Texas(2)	5/3/04		6	34
*	Baylor Medical Center at Uptown, Dallas, Texas(2)	4/1/03		5	17
*	Baylor Orthopedic and Spine Hospital at Arlington, Arlington, Texas(2)	2/22/10		6	25
*	Baylor Surgicare at Arlington, Arlington, Texas	2/1/99		6	26
*	Baylor Surgicare at Bedford, Bedford, Texas	12/18/98		5	32
*	Baylor Surgicare at Carrollton, Carrollton, Texas	7/1/10		2	26
*	Baylor Surgicare, Dallas, Texas	6/1/99		6	34
*	Baylor Surgicare at Denton, Denton, Texas	2/1/99		4	25
*	Baylor Surgicare at Ennis, Ennis, Texas	11/1/10	(5)	3	26
*	Baylor Surgicare at Fort Worth I and II, Fort Worth, Texas	7/13/04		4	25
*	Baylor Surgicare at Garland, Garland, Texas	2/1/99		2	30
*	Baylor Surgicare at Granbury, Granbury, Texas	2/1/09		4	25

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
*	Baylor Surgicare at Grapevine, Grapevine, Texas	2/16/02		4	29
*	Baylor Surgicare at Heath, Rockwall, Texas	11/1/04		3	26
*	Baylor Surgicare at Lewisville, Lewisville, Texas	9/16/02		6	37
*	Baylor Surgicare at Mansfield, Mansfield, Texas	5/1/10		5	26
*	Baylor Surgicare at North Garland, Garland, Texas	5/1/05		6	26
*	Baylor Surgicare at Oakmont, Fort Worth, Texas	10/15/02		4	25
*	Baylor Surgicare at Plano, Plano, Texas	10/1/07		1	26
*	Baylor Surgicare at Plano Parkway, Plano, Texas	3/1/11		1	26
*	Baylor Surgical Hospital at Fort Worth, Fort Worth, Texas(2)	12/18/98		8	36
*	Irving-Coppell Surgical Hospital, Irving, Texas(2)	10/20/03		5	9
*	Lone Star Endoscopy, Keller, Texas	11/1/10		1	26
*	North Central Surgical Center, Dallas, Texas(2)	12/12/05		10	18
*	North Texas Surgery Center, Dallas, Texas	12/18/98		4	33
*	Park Cities Surgery Center, Dallas, Texas	6/9/03		4	25
*	Rockwall Surgery Center, Rockwall, Texas	09/1/06		3	38
*	Tuscan Surgery Center at Las Colinas, Irving, Texas	12/1/10		1	26
*	Valley View Surgery Center, Dallas, Texas	12/18/98		4	32
	Denver
*	Crown Point Surgical Center, Parker, Colorado	10/1/08		4	43
*	Flatirons Surgery Center, Boulder, Colorado	12/1/10		3	28
	Greenwood Ambulatory Surgery Center, Greenwood Village, Colorado	9/1/11	(6)	—	43
*	Harvard Park Surgery Center, Denver Colorado	1/1/09		3	31
	Northwest Regional Ambulatory Surgery Center, Westminster, Colorado	9/1/11	(6)	1	41
*	Summit View Surgery Center, Littleton, Colorado	1/1/09		3	33
	Houston
*	Doctors Outpatient Surgicenter, Pasadena, Texas	9/1/99		5	41
*	Kingsland Surgery Center, Katy, Texas	12/31/08		4	28
*	KSF Orthopaedic Surgery Center, Houston, Texas	5/1/07		3	44
*	Memorial Hermann Specialty Hospital Kingwood, Kingwood, Texas(2)	9/1/07		6	25
*	Memorial Hermann Surgery Center — Katy, Katy, Texas	1/19/07		4	10
*	Memorial Hermann Surgery Center — Memorial Village, Houston, Texas	12/1/2010		4	11
*	Memorial Hermann Surgery Center — Northwest, Houston, Texas	9/1/04		5	10
*	Memorial Hermann Surgery Center — Richmond, Richmond, Texas	12/31/09		2	26
*	Memorial Hermann Surgery Center — Southwest, Houston, Texas	9/21/06		6	10
*	Memorial Hermann Surgery Center — Sugar Land, Sugar Land, Texas	9/21/06		4	10
*	Memorial Hermann Surgery Center — Texas Medical Center, Houston, Texas	1/17/07		5	18
*	Memorial Hermann Surgery Center — The Woodlands, The Woodlands, Texas	8/9/05		4	12
*	Memorial Hermann Surgery Center — West Houston , Houston, Texas	4/19/06	(4)	5	25
*	Memorial Hermann Surgery Center — Woodlands Parkway, Houston Texas	12/31/10		4	28
*	North Houston Endoscopy and Surgery, Houston, Texas	10/1/08		2	26
*	Memorial Hermann Endoscopy Center North Freeway, Houston, Texas	10/1/10		1	28
*	Sugar Land Surgical Hospital, Sugar Land, Texas(2)	12/28/02		4	13

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
*	TOPS Surgical Specialty Hospital, Houston, Texas(2)	7/1/99		7	44
*	United Surgery Center — Southeast, Houston, Texas	9/1/99		3	30
	Kansas City
*	Briarcliff Surgery Center, Kansas City, Missouri	6/1/05		2	27
*	Creekwood Surgery Center, Kansas City, Missouri	7/29/98		4	37
*	Liberty Surgery Center, Liberty, Missouri	6/1/05		2	30
*	Saint Mary’s Surgical Center, Blue Springs, Missouri	5/1/05		4	26
*	Midwest Physicians Surgery Center, Lee’s Summit Missouri	11/1/10	(5)	—	26
	Knoxville
*	Parkwest Surgery Center, Knoxville, Tennessee	7/26/01		5	22
*	Physician’s Surgery Center of Knoxville, Knoxville, Tennessee	1/1/08		5	26
	Las Vegas
*	Durango Outpatient Surgery Center, Las Vegas, Nevada	12/9/08		4	29
*	Parkway Surgery Center, Henderson, Nevada	8/3/98		5	28
	Los Angeles
	Coast Surgery Center of South Bay, Torrance, California	12/18/01		3	24
	Pacific Endo-Surgical Center, Torrance, California	8/1/03		1	55
*	San Fernando Valley Surgery Center, Mission Hills, California	11/1/04		4	26
	San Gabriel Valley Surgical Center, West Covina, California	11/16/01		3	47
*	Santa Clarita Ambulatory Surgery Center, Santa Clarita, California	3/7/06		3	30
	The Center for Ambulatory Surgical Treatment, Los Angeles, California	11/14/02		4	40
	Michigan
*	Clarkston Surgery Center, Clarkston, Michigan	6/1/09		4	36
*	Genesis Surgery Center, Lansing, Michigan	11/1/06		4	23
*	Lansing Surgery Center, Lansing, Michigan	11/1/06		4	23
	Matrix Surgery Center, Saginaw, Michigan	9/1/11	(6)	3	44
*	Utica Surgery and Endoscopy Center, Utica, Michigan	4/1/07		3	33
	Nashville
*	Baptist Ambulatory Surgery Center, Nashville, Tennessee	3/1/98	(1)	6	29
*	Baptist Plaza Surgicare, Nashville, Tennessee	12/3/03		9	28
*	Center for Spinal Surgery, Nashville, Tennessee(2)	12/31/08		6	20
*	Eye Surgery Center of Nashville, Nashville, Tennessee	11/1/10	(5)	1	26
*	Franklin Endoscopy Center, Franklin, Tennessee	11/1/10	(5)	—	26
*	Lebanon Endoscopy Center, Lebanon, Tennessee	11/1/10	(5)	—	26
*	Middle Tennessee Ambulatory Surgery Center, Murfreesboro, Tennessee	7/29/98		4	42
*	Mid-State Endoscopy Center, Murfreesboro, Tennessee	4/6/11		2	15
*	Northridge Surgery Center, Nashville, Tennessee	4/19/06	(4)	5	31
*	Patient Partners Surgery Center, Gallatin, Tennessee	11/1/10	(5)	2	13
*	Physicians Pavilion Surgery Center, Smyrna, Tennessee	7/29/98		4	49
*	Saint Thomas Surgicare, Nashville, Tennessee	7/15/02		5	33
*	Tennessee Sports Medicine Surgery Center, Mt. Juliet, Tennessee	11/1/10	(5)	4	13
*	Williamson Surgery Center, Franklin, Tennessee	11/1/10	(5)	3	20
	New Jersey
*	Central Jersey Surgery Center, Eatontown, New Jersey	11/1/04		3	35
*	Lakewood Surgery Center, Lakewood, New Jersey	9/1/11	(6)	2	36
	Millennium Surgical Center, Cherry Hill, New Jersey	9/1/11	(6)	4	12
*	Ambulatory Surgery Center, Jersey City, New Jersey	6/9/11		3	25
	Metropolitan Surgery Center, Hackensack, New Jersey	11/1/11		2	51
*	Northern Monmouth Regional Surgery Center, Manalapan, New Jersey	7/10/06		4	39
	Surgical Specialists at Princeton, Princeton, New Jersey	9/1/11	(6)	3	15

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
*	Select Surgical Center at Kennedy, Sewell, New Jersey	10/29/09		3	24
*	Shore Outpatient Surgicenter, Lakewood, New Jersey	11/1/04		3	44
*	Shrewsbury Surgery Center, Shrewsbury, New Jersey	4/1/99		4	14
	Suburban Endoscopy Services, Verona, New Jersey	4/19/06	(4)	2	51
*	Toms River Surgery Center, Toms River, New Jersey	3/15/02		4	20
	Oklahoma City
*	Oklahoma Center for Orthopedic MultiSpecialty Surgery, Oklahoma City, Oklahoma(2)	8/2/04		4	24
*	Southwest Orthopaedic Ambulatory Surgery Center, Oklahoma City, Oklahoma	8/2/04		2	24
	Phoenix
*	Arizona Orthopedic Surgical Hospital, Chandler, Arizona(2)	5/19/04		6	37
*	Desert Ridge Outpatient Surgery Center, Phoenix, Arizona	3/30/07		4	28
*	Metro Surgery Center, Phoenix, Arizona	4/19/06	(4)	4	63
*	OASIS Hospital, Phoenix, Arizona(2)	6/27/11		8	50
	Physicians Surgery Center of Tempe, Tempe, Arizona	4/19/06	(4)	2	10
*	St. Joseph’s Outpatient Surgery Center, Phoenix, Arizona	9/2/03		8	28
*	Surgery Center of Peoria, Peoria, Arizona	4/19/06	(4)	3	30
*	Surgery Center of Scottsdale, Scottsdale, Arizona	4/19/06	(4)	4	26
	Surgery Center of Gilbert, Gilbert, Arizona	4/19/06	(4)	3	22
*	Warner Outpatient Surgery Center, Chandler, Arizona	7/1/99		4	35
	Pennsylvania
*	Hershey Outpatient Surgery Center	9/1/11	(6)	7	28
	Gamma Surgery Center, Pittsburgh, Pennsylvania	9/1/11	(6)	2	51
*	Southwestern Ambulatory Surgery Center, Pittsburgh, Pennsylvania	9/1/11	(6)	4	24
	Portland
	Cascade Spine Center, Tualatin, Oregon	9/1/11	(6)	—	20
*	East Portland Surgical Center, Portland, Oregon	12/31/09		4	30
*	Northwest Surgery Center, Portland, Oregon	12/1/08		3	26
	Redding
*	Court Street Surgery Center, Redding, California	4/19/06	(4)	2	32
*	Mercy Surgery Center, Redding, California	3/1/08		4	32
*	Redding Surgery Center, Redding, California	4/19/06	(4)	2	32
	Sacramento
*	Folsom Outpatient Surgery Center, Folsom, California	6/1/05		2	31
*	Grass Valley Surgery Center, Grass Valley, California	7/1/10		2	23
	Pain Diagnostic and Treatment Center, Sacramento, California	9/1/11	(6)	1	51
*	Roseville Surgery Center, Roseville, California	7/1/06		2	28
	San Antonio
	Alamo Heights Surgery Center, San Antonio, Texas	12/1/04		3	68
	San Antonio Endoscopy Center, San Antonio, Texas	5/1/05		1	53
	San Diego
*	Scripps Encinitas Surgery Center, Encinitas, California	2/6/08		3	20
	Encinitas Surgery Center, Encinitas, California	12/30/11		—	51
	St. Louis
	Advanced Surgical Care, Creve Coeur, Missouri	1/1/06		2	57
	Chesterfield Surgery Center, Chesterfield, Missouri	1/1/06		2	65
	Frontenac Surgery and Spine Care Center, Frontenac, Missouri	5/1/07		2	38
	Gateway Endoscopy Center, St. Louis, Missouri	5/1/10		—	50
	Manchester Surgery Center, St. Louis, Missouri	2/1/07		3	62
	Mason Ridge Surgery Center, St. Louis, Missouri	2/1/07		2	57
	Mid Rivers Surgery Center, Saint Peters, Missouri	1/1/06		2	64

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
	Old Tesson Surgery Center, St. Louis, Missouri	8/1/08		3	61
	Olive Surgery Center, St. Louis, Missouri	1/1/06		2	62
	Riverside Ambulatory Surgery Center, Florissant, Missouri	8/1/06		2	37
	South County Outpatient Endoscopy Services, St. Louis, Missouri	10/1/08		2	35
*	SSM St. Clare Surgical Center, Fenton, Missouri	10/23/09		3	22
*	St. Louis Surgical Center, Creve Coeur, Missouri	4/1/10		7	20
	Sunset Hills Surgery Center, St. Louis, Missouri	1/1/06		2	66
	The Ambulatory Surgical Center of St. Louis, Bridgeton, Missouri	8/1/06		2	66
	Twin Cities Ambulatory Surgery Center, St. Louis, Missouri	9/1/08		2	59
	Webster Surgery Center, Webster Groves, Missouri	3/1/07		2	31
	Virginia
*	Bon Secours Surgery Center at Harbour View, Suffolk, Virginia	11/12/07		6	21
*	Bon Secours Surgery Center at Virginia Beach, Virginia Beach, Virginia	5/30/07		2	23
*	Mary Immaculate Ambulatory Surgical Center, Newport News, Virginia	7/19/04		3	16
*	St. Mary’s Ambulatory Surgery Center, Richmond, Virginia	11/29/06		4	13
	Surgi-Center of Central Virginia, Fredericksburg, Virginia	11/29/01		4	75
	Additional Markets
*	Beaumont Surgical Affiliates, Beaumont, Texas	4/19/06	(4)	6	29
	Chattanooga Pain Center, Chattanooga, Tennessee	9/1/11	(6)	3	43
	Chico Surgery Center, Chico, California	4/19/06	(4)	3	80
*	CHRISTUS Cabrini Surgery Center, Alexandria, Louisiana	6/22/07		4	23
	Day-Op Center of Long Island, Mineola, New York(3)	12/4/98		4	100
	Destin Surgery Center, Destin, Florida	9/25/02		2	58
	Hope Square Surgical Center, Rancho Mirage, California	11/1/10	(5)	2	51
*	Mountain Empire Surgery Center, Johnson City, Tennessee	2/20/00	(1)	4	18
	New Horizons Surgery Center, Marion, Ohio	4/19/06	(4)	2	12
	New Mexico Orthopaedic Surgery Center, Albuquerque, New Mexico	2/29/00	(1)	6	51
	North Haven Surgery Center, North Haven, Connecticut	9/1/11	(6)	1	23
	Physicians Surgery Center of Chattanooga, Chattanooga, Tennessee	11/1/10	(5)	4	54
	Reading Endoscopy Center, Wyomissing, Pennsylvania	11/1/10	(5)	—	51
	Reading Surgery Center, Wyomissing, Pennsylvania	7/1/04		3	25
	Redmond Surgery Center, Redmond, Oregon	4/19/06	(4)	2	71
*	St. Joseph’s Surgery Center, Stockton, California	2/1/09		6	5
*	Surgery Center of Canfield, Canfield, Ohio	4/19/06	(4)	3	25
	Surgery Center of Columbia, Columbia, Missouri	8/1/06		2	59
	Surgery Center of Fort Lauderdale, Fort Lauderdale, Florida	11/1/04		4	51
	SurgiCenter of Baltimore, Owings Mills, Maryland	11/1/10	(5)	5	43
*	Terre Haute Surgical Center, Terre Haute, Indiana	12/19/07		2	23
	Teton Outpatient Services, Jackson, Wyoming	8/1/98	(1)	2	50
*	The Christ Hospital Spine Surgery Center, Cincinnati, Ohio	12/31/09		3	26
	Titusville Center for Surgical Excellence, Titusville, Florida	9/1/11	(6)	2	31
	Tri-City Orthopaedic Center, Richland, Washington(3)	4/19/06	(4)	2	17
*	Tullahoma Surgery Center, Tullahoma, Tennessee	12/31/10		2	26
*	Tulsa Surgery Center, Tulsa, Oklahoma	10/1/09		4	25
*	Upper Cumberland Physician Surgery Center, Cookeville, Tennessee	11/1/10	(5)	2	11
	University Surgical Center, Winter Park, Florida	10/15/98		3	57
	Victoria Ambulatory Surgery Center, Victoria, Texas	4/19/06	(4)	2	59

Facility	Date of Acquisition or Affiliation	Number of Operating Rooms	Percentage Owned by USPI
United Kingdom
Cancer Centre London, Wimbledon	8/1/03	—	75
Holly House Hospital, Essex	4/6/00	3	100
Highgate Private Clinic, Highgate	4/29/03	3	100
Parkside Hospital, Wimbledon	4/6/00	4	100
The Claremont Hospital, Sheffield	12/30/11	3	100
The Edinburgh Clinic, Edinburgh	1/1/11	1	90

*	Facilities jointly owned with not-for-profit hospital systems.

(1)	Indicates date of acquisition by OrthoLink Physician Corporation. We acquired OrthoLink in February 2001.

(2)	Surgical hospitals, all of which are licensed and equipped for overnight stays.

(3)	Operated through a consulting and administrative agreement.

(4)	Indicates the date of our acquisition of Surgis.

(5)	Indicates the date of our acquisition of HealthMark.

(6)	Indicates the date of our acquisition of Titan.

We lease the majority of the facilities where our various surgery centers and surgical hospitals conduct their operations. Our leases have initial terms ranging from five to twenty years and most of the leases contain options to extend the lease period, in some cases for up to ten additional years.

Our corporate headquarters is located in a suburb of Dallas, Texas. We currently lease approximately 90,000 square feet of space at 15305 Dallas Parkway, Addison, Texas. The lease expires in October 2020.

Our administrative office in the United Kingdom is located in London. We currently lease 2,300 square feet. The lease expires in November 2013.

We also lease approximately 40,000 square feet of total additional space in Brentwood, Tennessee; Chicago, Illinois; Houston, Texas; St. Louis, Missouri; Denver, Colorado; and Pasadena, California for regional offices. These leases expire between November 2012 and March 2021.

Acquisitions and Development

The following table sets forth information relating to facilities that are currently under construction at December 31, 2011:

Facility Location	Hospital Partner	Type	Expected Opening Date	Number of Operating Rooms
Pittsburgh, Pennsylvania	West Penn	Surgery center	Q1’12	3
St. Louis, Missouri	SSM	Surgery center	Q4’12	3

We also have additional projects under development. It is possible that some of these projects, as well as other projects which are in various stages of negotiation with both current and prospective joint venture partners, will result in our operating additional facilities sometime in 2012. While our history suggests that many of these projects will culminate with the opening of a profitable surgical facility, we can provide no assurance that any of these projects will reach that stage or will be successful thereafter.

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

In the United Kingdom, we face competition from both the National Health Service and other privately operated hospitals. Across the United Kingdom, a large number of private hospitals are owned by the four largest hospital operators. In addition, the two largest payors account for over half of the privately insured market. We believe our hospitals can effectively compete in this market due to location and specialty mix of our facilities. Our hospitals also have a higher portion of self-pay business than the overall market. Although self-pay business is not influenced by the private insurers, it is more dramatically affected by a downturn in the economy.

Employees

As of December 31, 2011, we employed approximately 11,000 people, 7,000 of whom are full-time employees and 4,000 of whom are part-time employees. Of these employees, we employ approximately 9,500 in the United States and 1,500 in the United Kingdom. The physicians that affiliate with us and use our facilities are not our employees. However, we generally offer the physicians the opportunity to purchase equity interests in the facilities they use.

Professional and General Liability Insurance

In the United States, we maintain professional and general liability insurance through a wholly-owned captive insurance company. We make premium payments to the captive insurance company and accrue for claims costs based on actuarially predicted ultimate losses and the captive insurance company then pays administrative fees and the insurance claims. We also maintain business interruption, property damage and umbrella insurance with third-party providers. The governing documents of each of our surgical facilities require physicians who conduct surgical procedures at those facilities to maintain stated amounts of insurance. In the United Kingdom, we maintain general public insurance, malpractice insurance and property and business interruption insurance. Our insurance policies are generally subject to annual renewals. We believe that we will be able to renew current policies or otherwise obtain comparable insurance coverage at reasonable rates. However, we have no control over the insurance markets and can provide no assurance that we will economically be able to maintain insurance similar to our current policies.

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

Healthcare Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or the Acts, were signed into law on March 23, 2010 and March 30, 2010, respectively, although a majority of the measures contained in the Acts do not take effect until 2014. The Acts are intended to provide coverage and access to substantially all Americans, to increase the quality of care provided and to reduce the rate of growth in healthcare expenditures. The changes include, among other things, expanding Medicare’s use of value-based purchasing programs, tying facility payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, reducing Medicare and Medicaid payments, expanding Medicare and Medicaid eligibility, requiring many health plans (including Medicare) to cover, without cost-sharing, certain preventative services, and expanding access to health insurance. The Acts also place limitations on the Stark Law exception that allows physicians to invest in hospitals if the physicians’ investments are in the entire hospital and not just a department of the hospital (the “whole hospital exception”). Among other things, the Acts prohibit hospitals from increasing the percentages of the total value of the ownership interests held in the hospital by physicians after March 23, 2010, as well as place restrictions on the ability of a hospital subject to the whole hospital exception to add operating rooms, procedure rooms and beds. The Acts provide for additional enforcement tools, cooperation between agencies, and funding for enforcement. It is difficult to predict the impact the Acts will have on our operations given the delay in implementing regulation, pending court challenges, and possible amendment or repeal of elements of the Acts. The Acts mandate reductions in reimbursement, such as adjustments to the hospital inpatient and outpatient prospective payment system market basket updates and productivity adjustments to Medicare’s annual inflation updates, which became effective in 2010 or will be effective in 2012.

The Acts make several significant changes to healthcare fraud and abuse laws, provide additional enforcement tools to the government, increase cooperation between agencies by establishing mechanisms for the sharing of information and enhance criminal and administrative penalties for non-compliance. For example, the Acts (i) provide $350 million in increased federal funding over the next 10 years to fight healthcare fraud, waste and abuse; (ii) expand the scope of the recovery audit contractor program to include Medicaid and Medicare Advantage plans; (iii) authorize the Department of Health and Human Services, in consultation with the Office of Inspector General, to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” (iv) provide Medicare contractors with additional flexibility to conduct random prepayment reviews; and (iv) strengthen the rules for returning overpayments made by governmental health programs, including expanding False Claims Act liability to extend to failures to timely repay identified overpayments.

As a result of the Acts, we also expect enhanced scrutiny of healthcare providers’ compliance with state and federal regulations, infection control standards and other quality control measures. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient. Several commercial payors also do not reimburse providers for certain preventable adverse events. The Acts also contain a number of provisions that are intended to improve the quality of care that is provided to Medicare and Medicaid beneficiaries. For example, beginning July 1, 2011, the Acts prohibit Medicaid programs from using federal funds to reimburse providers for the costs of care needed to treat hospital acquired conditions (“HACs”). Beginning in federal fiscal year 2015, the Acts mandate a 1% reduction in Medicare payments for hospitals that were in the highest quartile of national risk-adjusted HAC rates for the previous federal fiscal year. In addition, the Acts require CMS to conduct a study on whether to expand Medicare’s HAC policy to ASCs. Therefore, we could be subject to greater reduction in Medicare or Medicaid reimbursement in the future if such policy is expanded to ASCs.

In addition, federal law authorizes CMS to require ambulatory surgery centers to submit data on certain quality measures. CMS did not implement the quality measure reporting requirement in 2011, but effective October 1, 2012, CMS will require ASCs to report data on certain quality measures or face a two percentage point reduction in their annual reimbursement rates. In addition, effective October 1, 2012, Medicare will offer incentive payments to hospitals for delivering high-quality care through a value-based purchasing program. The incentives will be funded through a one percent deduction in the base operating diagnosis-related group payments for hospitals’ discharges. The reductions will increase over subsequent years. Hospitals must meet or exceed a baseline score on a set of predetermined clinical and patient experience measures. With regard to ambulatory surgery centers, the Department of Health and Human Services submitted a report to Congress in April 2011 outlining the Department’s plan to implement a value-based purchasing program. While the report describes efforts to improve quality and payment efficiency in ambulatory surgery centers and examines the steps required to design and implement an ambulatory surgery center valued-based program, Congress has not yet authorized CMS to implement a valued-based program for ambulatory surgery centers.

Accountable Care Organizations

On October 31, 2011, CMS issued its final regulations for Accountable Care Organizations, or ACOs, which were created under the Acts and intended to allow providers, including hospitals, physicians and other designated professionals and suppliers to coordinate care for Medicare beneficiaries. This shared savings program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve certain savings benchmarks and quality performance standards will be eligible to share in a portion of the amounts saved by the Medicare program. The final regulations detail certain key characteristics of an ACO, including the scope and length of an ACO’s contract with CMS, the required governance of an ACO, the assignment of Medicare beneficiaries to an ACO, the payment models under which an ACO can share in cost savings, and the quality and other reporting requirements expected of an ACO. Under the regulations, patient and provider participation in ACOs will be voluntary. We will continue to monitor developments with the implementation of the ACO regulations and their effect on our business in order to react accordingly.

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

Our healthcare facilities also are subject to state licensing requirements for medical providers. Our facilities have licenses to operate as ASCs in the states in which they operate. Our surgical facilities that are licensed as ASCs must meet all applicable requirements for ASCs. In addition, even though our surgical facilities that are licensed as hospitals primarily provide surgical services, they must meet all applicable requirements for hospital licensure. To assure continued compliance with these regulations, governmental and other authorities periodically inspect our surgical facilities. The failure to comply with these regulations could result in the suspension or revocation of a facility’s license. In addition, based on the specific operations of our surgical facilities, some of these facilities maintain a pharmacy license, a controlled substance registration, and a clinical laboratory certification waiver, as required by applicable law.

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

Our U.S. healthcare facilities receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc., nationwide commissions which establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. Generally, our healthcare facilities must be in operation for at least six months before they are eligible for accreditation. As of December 31, 2011, all of our eligible healthcare facilities had been accredited by either the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc. or are in the process of applying for such accreditation. Many managed care companies and third-party payors require our facilities to be accredited in order to be considered a participating provider under their health plans.

Medicare and Medicaid Participation in Short Stay Surgical Facilities

Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 or older or who are disabled. Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low income persons. Each state Medicaid program has the option to determine coverage and payment rates for surgical services furnished in hospitals and in ASCs. All of the states in which we currently operate cover Medicaid surgical facility services provided in these settings; however, these states may not continue to cover short stay surgical facility services and states into which we expand our operations may not cover or continue to cover short stay surgical facility services.

A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the years ended December 31, 2011, 2010 and 2009, Medicare and Medicaid payments comprised 33%, 31%, and 28%, respectively, of our domestic case volumes. These payments represented, however, a significantly lower percentage of our overall revenues due to the lower reimbursement provided by government payors in comparison to private payors. For example, Medicare and Medicaid contributed approximately 16% and 2% respectively of our 2011 domestic patient service revenues despite the fact that governmental payors represented a total of 33% of our domestic case volume during 2011.

In order to participate in the Medicare program, our facilities (known to Medicare as “providers”) must satisfy provider enrollment requirements as well as regulatory conditions of participation (“COPs”) for hospitals and conditions for coverage (“CFCs”) for ASCs. Each facility can meet its COPs or CFCs requirements through accreditation with the Joint Commission on Accreditation of Healthcare Organizations or other CMS-approved accreditation organizations, or through direct surveys by CMS. All of our short stay surgical facilities in the United States are enrolled in Medicare and certified to participate in the Medicare program or, with respect to newly acquired or developed facilities, are awaiting enrollment and certification to participate in the Medicare program. We have established systems to ensure our facilities’ compliance with their enrollment obligations, including certain ongoing reporting obligations. In addition, we have implemented ongoing quality assurance activities to monitor and to ensure our facilities’ compliance with their COPs or CFCs. Any failure by a facility to maintain compliance with its enrollment obligations, COPs or CFCs could result in the loss of the facility’s

Medicare billing privileges and provider agreement. The loss of Medicare billing privileges results in the termination of the facility’s enrollment in the Medicare program and may preclude the facility from re-enrolling in the Medicare program for up to three years. In addition, federal regulations require states to deny Medicaid program enrollment or to terminate Medicaid program enrollment for any facility that has been terminated from Medicare or any other state’s Medicaid program. Conversely, federal regulations permit CMS to revoke Medicare billing privileges when a state Medicaid agency terminates, revokes, or suspends a facility’s Medicaid enrollment or billing privileges.

CMS also requires hospitals to disclose physician ownership to patients. Congress now requires written disclosures of physician ownership interests to hospital patients, on the hospital’s website and in any advertising. Federal legislation also imposes a requirement that any hospital that does not have 24/7 physician coverage inform patients of this fact and receive signed acknowledgments from the patients of the disclosure. A hospital’s provider agreement may be terminated if it fails to make such disclosures. We believe all of our facilities meet their disclosure obligations.

Medicare’s payment for short-stay surgical procedures, whether performed in a hospital or an ASC, is based upon a prospectively determined fixed payment amount. For most covered surgical procedures, the payment rate is the product of the relative weight determined for the procedure and a conversion factor and then adjusted for variations in labor costs across geographic areas. The hospital outpatient prospective payment system conversion factor is generally higher than the conversion factor set for procedures in ASCs. As a result, Medicare payment rates for a procedure are typically lower in ASCs than in hospital surgical facilities. Congress requires Medicare to update the conversion factor used to determine payment rates under the hospital outpatient prospective payment system and the ASC payment methodology annually. Medicare’s annual update to the hospital outpatient prospective payment system is equal to the hospital inpatient market basket percentage increase; the ASC annual payment update is based on the Consumer Price Index. Medicare thus uses a lower inflationary factor for ASC payments than for hospital surgical facilities. There is no certainty that the annual update in a given year will equal or exceed the update in the previous year. In addition, starting in calendar year 2011 for ASCs and in calendar year 2012 for hospitals, the annual update applicable to our facilities will be reduced by a productivity adjustment. The amount of that reduction is based on the projected nationwide productivity gains over the preceding 10 years. To determine the projection, Medicare uses the Bureau of Labor Statistics 10-year moving average of changes in specified economy-wide productivity.

Our hospitals and ASCs are subject to other payment adjustments. Since calendar year 2008 Medicare has required hospitals to report specified hospital outpatient quality measures in order to avoid reduction in their annual payment updates. In November 2011, CMS introduced a quality reporting program for ASCs which, beginning on October 1, 2012, requires ASCs to report data on quality measures as well. Like hospitals, ASCs that fail to report on the required measures in any year will face reductions in their Medicare payment rates in a subsequent year. In addition, Congress has authorized CMS to establish a value-based purchasing program for Medicare hospital services. CMS has implemented value-based purchasing for hospital inpatient services but has not yet done so for hospital outpatient services. Similarly, Congress has directed CMS to develop a plan to implement a value-based purchasing program for payments to ASCs, although Congress still must provide statutory authority to implement such a program for ASCs. Failure be any of our facilities to meet Medicare’s quality measures and any performance standards implemented under value-based purchasing regulations may adversely affect such facilities’ net revenues from the Medicare program.

The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. There is no certainty that the amount of Medicaid or Medicare payments we have received in prior years will continue at current levels. Both the Medicaid and Medicare programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our short stay surgical facilities. The ultimate impact of the changes in Medicare reimbursement will depend on a number of factors, including the procedure mix at our facilities and our ability to realize an increased procedure volume.

Utilization Review

Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of diagnosis related group classifications and the appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided or assess fines and also have the authority to recommend to the U.S. Department of Health and Human Services that a provider which is in substantial noncompliance with the standards of the quality improvement organization be excluded from participation in the Medicare program.

Federal Anti-Kickback Statute and Medicare Fraud and Abuse Laws

State and federal laws regulate relationships among providers of healthcare services, including employment or service contracts and investment relationships. These restrictions include a federal criminal law, referred to herein as the anti-kickback statute, that prohibits offering, paying, soliciting or receiving, directly or indirectly, any form of remuneration in return for:

•	referring an individual to a person for furnishing, or arranging for the furnishing of, any service or item payable under a federal healthcare program, including Medicare or Medicaid, or

•

purchasing, leasing or ordering, or arranging for or recommending purchasing, leasing or ordering, any good, facility, service or item for which payment may be made in whole or in part by a federal healthcare program, including Medicare or Medicaid.

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

Our partnerships and limited liability companies that are providers of services under the Medicare and Medicaid programs, and their respective partners and members, are subject to the anti-kickback statute. A number of the relationships that we have established with physicians and other healthcare providers do not fit within any of the statutory exceptions or safe harbor regulations issued by the Office of the Inspector General. All of the 200 surgical facilities in the United States in which we hold an ownership interest are owned by partnerships or limited liability companies, and 197 include as partners or members physicians who perform surgical or other procedures at the facilities. Because physician investors in our surgical facilities are in a position to generate referrals to the facilities, the distribution of available cash to those investors could come under scrutiny under the anti-kickback statute.

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

For multi-specialty ambulatory surgery centers, for example, if all of the investors are (i) physicians who are in a position to refer patients directly to the entity and perform procedures on such referred patients, (ii) group practices composed exclusively of such physicians, or (iii) investors who are not employed by the entity or by any investor, are not in a position to provide items or services to the entity or any of its investors and are not in a position to make or influence referrals directly to the entity or any of its investors, the following standards must be met:

(1) the terms on which an investment interest is offered to an investor must not be related to the previous or expected volume of referrals, services furnished, or the amount of business otherwise generated from that investor to the entity;

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

(4) the entity or any investor (or other individual or entity acting on behalf of the entity or any investor) must not loan funds to or guarantee a loan for an investor if the investor uses any part of such loan to obtain the investment interest;

(5) the amount of payment to an investor in return for the investment must be directly proportional to the amount of the capital investment (including the fair market value of any pre-operational services rendered) of that investor;

(6) all ancillary services for federal health care program beneficiaries performed at the entity must be directly and integrally related to primary procedures performed at the entity, and none may be separately billed to Medicare or other federal health care programs; and

(7) the entity and any physician investors must treat patients receiving medical benefits or assistance under any federal health care program in a nondiscriminatory manner.

Similar standards apply to each of the remaining three categories of ambulatory surgery centers set forth in the regulations. In particular, each of the four categories includes the requirement that no ownership interests be held by a non-physician or non-hospital investor if that investor is (a) employed by the center or another investor, (b) in a position to provide items or services to the center or any of its other investors, or (c) in a position to make or influence referrals directly or indirectly to the center or any of its investors.

Because one of our subsidiaries is an investor in each partnership or limited liability company that owns one of our ambulatory surgery centers, and since this subsidiary provides management and other services to the surgery center, our arrangements with physician investors do not fit within the specific terms of the ambulatory surgery center safe harbor or any other safe harbor. We cannot assure you that the OIG would view our activities favorably even though we strive to achieve compliance with the remaining elements of the safe harbor.

In addition, although we typically contractually require that each physician-investor utilize the ASC as an extension of his or her practice, i.e. that such physician-investor meet the quantitative requirements of the surgery center safe harbor because we do not control the medical practices of our physician investors or control where they perform surgical procedures, it is possible that the quantitative tests described above will not be met, or that other conditions of the surgery center safe harbor will not be met. Accordingly, while the surgery center safe harbor is helpful in establishing that a physician’s investment in a surgery center should be considered an extension of the physician’s practice and not as a prohibited financial relationship, we can give no assurances that these ownership interests will not be challenged under the anti-kickback statute. In an effort to monitor our compliance with the safe harbor’s extension of practice requirement, we have implemented an internal certification process, which tracks each physician’s annual extension of practice certification. While this process provides support for physician compliance with the safe harbor’s quantitative tests, we can give no assurance of such compliance. However, we believe that our arrangements involving physician ownership interests in our ambulatory surgery centers do not fall within the activities prohibited by the anti-kickback statute.

With regard to our hospitals, the Office of Inspector General has not adopted any safe harbor regulations under the anti-kickback statute for physician investments in hospitals. All but one of our hospitals is held in partnership with physicians who are in a position to refer patients to the hospital. There can be no assurances that these relationships will not be found to violate the anti-kickback statute or that there will not be regulatory or legislative changes that prohibit physician ownership of hospitals.

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

In addition, the Medicare Patient and Program Protection Act of 1987, as amended by the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), and the Balanced Budget Act of 1997, impose civil monetary penalties and exclusion from state and federal healthcare programs on providers who commit violations of the Medicare fraud and abuse laws. Pursuant to the enactment of HIPAA, as of June 1, 1997, the Secretary of the U.S. Department of Health and Human Services may, and in some cases must, exclude individuals and entities that the Secretary determines have “committed an act” in violation of the Medicare fraud and abuse laws or improperly filed claims in violation of the Medicare fraud and abuse laws from participating in any federal healthcare program, HIPAA also expanded the Secretary’s authority to exclude a person involved in fradulent activity from participating in a program providing health benefits, whether directly or indirectly, in whole or in part, by the U.S. government. Additionally, under HIPAA, individuals who hold a direct or indirect ownership or controlling interest in an entity that is found to violate the Medicare fraud and abuse laws may also be excluded from Medicare and Medicaid and other federal and state healthcare programs if the individual knew or should have known, or acted with deliberate ignorance or reckless disregard of, the truth of falsity of the information of the activity leading to the conviction or exclusion of the entity, or where the individual is an officer or managing employee of such entity. This standard does not require that specific intent to defraud be proven by the Office of the Inspector General of the U.S. Department of Health and Human Services; however, the Office of the Inspector General will apply a series of factors enumerated in a guidance document issued in 2010 to determine whether exclusion is warranted. Under HIPAA it is also a crime to defraud any commercial healthcare benefit program.

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

Fourteen of our U.S. facilities are hospitals rather than ambulatory surgery centers, and physicians invest directly in thirteen of our fourteen hospitals. We believe that the physician investments in our hospitals fall within the whole hospital exception and are therefore permitted under the Stark Law. The whole hospital exception applies to physician ownership of a hospital, provided such ownership is in the whole hospital and the physician is authorized to perform services at the hospital. Physician investments in our facilities licensed as hospitals meet this requirement. However, changes to the whole hospital exception have been the subject of recent regulatory action and legislation. Changes in the Acts include:

•	a prohibition on hospitals from having any physician ownership unless the hospital already had physician ownership and a Medicare provider agreement in effect as of December 31, 2010;

•	a limitation on the maximum aggregate percentage of total physician ownership in the hospital to the aggregate percentage of physician ownership as of March 23, 2010;

•

a prohibition on expanding the aggregate number of beds, operating rooms, and procedure rooms for which the hospital is licensed as of March 23, 2010, unless the hospital obtains an exception from the Secretary of the Department of Health and Human Services;

•	a requirement that return on investment be proportionate to the investment by each investor;

•	restrictions on preferential treatment of physician versus non-physician investors;

•

a requirement for written disclosures of physician ownership interest to the hospital’s patients and on the hospital’s website and in any advertising, along with annual reports to the government detailing such interests;

•	a prohibition on the hospital or other investors from providing financing to physician investors;

•	a requirement that any hospital that does not have 24/7 physician coverage inform patients of this fact and receive signed acknowledgement from the patients of the disclosure; and

•	a prohibition on “grandfathered” status for any physician owned hospital that converted from an ambulatory surgery center to a hospital on or after March 23, 2010 (of which we have none).

We cannot predict whether other proposed amendments to the whole hospital exception will be included in any future legislation or if Congress will adopt any similar provisions that would prohibit or otherwise restrict physicians from holding ownership interests in hospitals. The Acts could have an adverse effect on our financial condition and results of operations. See “Risk Factors — Healthcare Reform has restricted our ability to operate our domestic surgical hospitals.”

In addition to the physician ownership in our surgical facilities, we have other financial relationships with potential referral sources that potentially could be scrutinized under the fraud and abuse laws. We have entered into personal service agreements, such as medical director agreements, with physicians at our hospitals and ASCs. We believe that our agreements with referral sources satisfy the requirements of the applicable exceptions to the fraud and abuse laws and have implemented formal compliance programs designed to safeguard against overbilling. However, we cannot assure you that the Office of the Inspector General would find our compliance programs to be adequate or that our agreements with referral sources would be found to comply with the fraud and abuse laws.

False and Other Improper Claims

The federal government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs. Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes. The government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances. For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge. The government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care was substandard.

Over the past several years, the government has accused an increasing number of healthcare providers of violating the federal False Claims Act. The False Claims Act prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the U.S. government for payment. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Because our facilities perform hundreds of similar procedures a year for which they are paid by Medicare, and there is a relatively long statute of limitations (of up to ten years), a billing error or cost reporting error could result in significant penalties under the False Claims Act. Additionally, anti-kickback statute or Stark Law claims can be “bootstrapped” to claims under the False Claims Act on the theory that, when a provider submits a claim to a federal healthcare program, the claim includes an explicit or implicit certification that the provider is in compliance with the Medicare Act, which would require compliance with other laws, including the anti-kickback statute and the Stark Law. As a result of this “bootstrap” theory, the U.S. government can collect additional civil penalties under the False Claims Act for claims that have been “tainted” by the anti-kickback or Stark Law violation. In addition, civil penalties may be imposed by the Office of the Inspector General of the U.S. Department of Health and Human Services and a provider can be found liable for violating the False Claims Act for the failure to report and return an overpayment within 60 days of identifying the overpayment or, in certain circumstances, by the date a corresponding cost report is due, whichever is later.

Under the “qui tam,” or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the federal government. Such private parties, often referred to as relators, are entitled to share in the amounts recovered by the government through trial or settlement. Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that a healthcare company, like us, will have to defend a false claims action, pay fines or face exclusion from the Medicare and Medicaid programs as a result of an investigation resulting from a whistleblower complaint. Although we believe that our operations materially comply with both federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit, or may otherwise be challenged or scrutinized by governmental authorities. Providers found liable for False Claims Act violations are subject to damages of up to three times the actual damage sustained by the government plus mandatory civil monetary penalties between $5,500 and $11,000 for each separate false claim. A determination that we have violated these laws could have a material adverse effect on us.

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

Health Information Security and Privacy Practices

We are subject to HIPAA and the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was enacted as part of the American Recovery and Reinvestment Act of 2009. The regulations promulgated under HIPAA contain, among other measures, provisions that require many organizations, including us, to employ systems and procedures designed to protect the privacy and security of each patient’s individual healthcare information. Among the standards that the Department of Health and Human Services has adopted pursuant to HIPAA are standards for the following:

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

Signed into law on February 17, 2009, the HITECH Act broadened the scope of the HIPAA privacy and security regulations. Among other things, the HITECH Act extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. Under the HITECH Act, the U.S. Department of Health and Human Services is required to conduct periodic compliance audits of covered entities and their business associates. Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and the HITECH Act has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. The HITECH Act increased the amount of civil penalties, with penalties now ranging up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. In addition, the HITECH Act authorized state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

In addition to HIPAA, many states have enacted their own security and privacy provisions concerning a patient’s health information. These state privacy provisions will control whenever they provide more stringent privacy protections than HIPAA. Therefore, a healthcare facility could be required to meet both federal and state privacy provisions if it is located in a state with strict privacy protections.

Adoption of Electronic Health Records

ARRA also includes provisions designed to increase the use of Electronic Health Records (“EHR”) by both physicians and hospitals. Beginning with 2011 and extending through 2016, eligible hospitals may receive reimbursement incentives based upon successfully demonstrating “meaningful use” of certified EHR technology. Beginning in 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in reimbursements. On July 13, 2010, HHS released final meaningful use regulations. We are currently implementing EHR at our hospitals and intend to comply with the EHR meaningful use requirements, but we did not comply in time to qualify for available incentive payments in 2011. Implementation of EHR may result in additional costs in the future, although this may be largely offset by the reimbursement incentives we will receive.

Audits

Our facilities will be subject to federal audits to validate the accuracy of Medicare and Medicaid program submitted claims. If these audits identify overpayments, we could be required to pay a substantial rebate of prior years’ payments subject to various administrative appeal rights. The federal government contracts with third-party recovery audit contractors (“RACs”) to identify overpayment and underpayments for services through post-payment reviews of Medicare providers and suppliers. The Acts expand the RAC program’s scope to include managed Medicare and to include Medicaid claims by requiring all states to establish programs to contract with RACs by December 31, 2010. In addition, the federal government employs Medicaid integrity contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The Acts increase federal funding for the MIC program for federal fiscal year 2011 and later years. Similarly, Medicare zone program integrity contractors (“ZPICs”) target claims for potential fraud and abuse. Additionally, Medicare administrative contractors (“MACs”) must ensure they pay the right amount for covered and correctly coded services rendered to eligible beneficiaries by legitimate providers. However, potential liability from future federal or state audits could ultimately exceed established reserves, and any excess could potentially be substantial.

Corporate Practice of Medicine

Several states have laws and/or regulations that prohibit corporations and other entities from employing physicians and practicing medicine for a profit or that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, particular providers for medical products and services. Possible sanctions for violation of these restrictions include loss of license and civil and criminal penalties. In addition, agreements between the corporation and the physician may be considered void and unenforceable. These statutes and/or regulations vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We do not expect these state corporate practice of medicine proscriptions to significantly affect our operations. Many states also have laws and regulations which prohibit payments for referral of patients and fee-splitting with physicians.

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

Regulatory Compliance Program

It is our policy to conduct our business with integrity and in compliance with the law. We have in place and continue to enhance a company-wide compliance program that focuses on regulatory compliance including billing, reimbursement, cost reporting practices and contractual arrangements with referral sources.

Our regulatory compliance program is intended to maintain high standards of conduct applicable to the conduct of our business and that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under the regulatory compliance program, every employee receives legal compliance and ethics training upon hire and annually thereafter. In addition, we regularly monitor our ongoing compliance efforts and develop and implement policies and procedures designed to foster compliance with the law. The program also includes a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations through our independent compliance hotline. In addition, we perform excluded parties background checks of employees upon hire, annually thereafter and as otherwise required by state law. We believe our compliance program is consistent with standard industry practices. However, we cannot provide any assurances that our compliance program will detect all violations of law or protect against qui tam suits or government enforcement actions.

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

While there is no specific anti-kickback legislation in the United Kingdom that is unique to the medical profession, general criminal legislation prohibits bribery and corruption. Our hospitals in the United Kingdom do not pay commissions to or share profits with referring physicians who invoice patients or insurers directly for fees relating to the provision of their services, although we have explored the possibility of syndicating ownership in certain facilities in the U.K. with physicians. Hospitals in the United Kingdom are required to register with the Healthcare Commission pursuant to the Care Standards Act 2000, as amended by the Health and Social Care (Community Health and Standards) Act 2003, which provides for regular inspections of the facility by representatives of the Healthcare Commission. Beginning April 1, 2009, these registration and inspection functions transferred to the Care Quality Commission established under the Health and Social Care Act 2008. Hospitals are also required to comply with the Private and Voluntary Health Care (England) Regulations 2001. The operation of a hospital without registration is a criminal offense. Under the Misuse of Drugs Act 1971, the supply, possession or production of controlled drugs without a license from the Secretary of State is a criminal offense. The Data Protection Act 1998 requires hospitals to register as “data controllers.” The processing of personal data, such as patient information and medical records, without prior registration or maintaining an inaccurate registration is a criminal offense. We believe that our operations in the United Kingdom are in material compliance with the laws referred to in this paragraph.

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

We have a substantial amount of indebtedness. As of December 31, 2011, we had $1.07 billion of total indebtedness and a total indebtedness to total capitalization percentage ratio of approximately 55%.

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

We are significantly leveraged and will continue to have significant indebtedness in the future. Our acquisition and development program requires substantial capital resources, estimated to range from $80.0 million to $110.0 million per year over the next three years, although the range could be exceeded if we identify attractive multi-facility acquisition opportunities. The operations of our existing surgical facilities also require ongoing capital expenditures. We believe that our cash on hand, cash flows from operations and available borrowings under our revolving credit facility will be sufficient to fund our acquisition and development activities in 2012, but if we identify favorable acquisition and development opportunities that require additional resources, we may be required to incur additional indebtedness in order to pursue these opportunities. However, we may be unable to obtain sufficient financing on terms satisfactory to us, or at all. In that event, our acquisition and development activities would have to be curtailed or eliminated and our financial results could be adversely affected.

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

Our surgical facilities face competition for patients from other healthcare providers.

The healthcare business is highly competitive, and competition among hospitals and other healthcare providers for patients has intensified in recent years. Generally, other facilities in the local communities served by our facilities provide services similar to those offered by our surgery centers and surgical hospitals. In addition, the number of freestanding surgical hospitals and surgery centers in the geographic areas in which we operate has increased significantly, and many of these facilities operate under different reimbursement models than we have traditionally seen. As a result, most of our surgery centers and surgical hospitals operate in a highly competitive environment. Some of the hospitals that compete with our facilities are owned by governmental agencies or not-for-profit corporations supported by endowments, charitable contributions and/or tax revenues and can finance capital expenditures and operations on a tax-exempt basis. Our surgery centers and surgical hospitals are facing increasing competition from unaffiliated physician-owned surgery centers and surgical hospitals for market share in high margin services and for quality physicians and personnel. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our surgery centers and surgical hospitals, we may experience an overall decline in patient volume.

The current state of the economy and future economic conditions may adversely impact our business.

The U.S. economy continues to experience difficult conditions. Burdened by economic constraints and higher patient deductibles, patients have delayed or canceled non-emergency surgical procedures. Although we have taken steps to minimize the impact of these conditions, it is difficult to predict the degree to which our business will continue to be impacted by such conditions or the course of the economy in the future.

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

If any of our existing health care facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under Medicare or Medicaid.

The construction and operation of healthcare facilities are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-sitting and compliance with building codes and environmental protection. Additionally, such facilities are subject to periodic inspection by government authorities to assure their continued compliance with these various standards.

All of our facilities are deemed certified, meaning that they are accredited, properly licensed under the relevant state laws and regulations and certified under the Medicare program or are in the process of applying for such accreditation, licensing or certification. The effect of maintaining certified facilities is to allow such facilities to participate in the Medicare and Medicaid programs. We believe that all of our healthcare facilities are in material compliance with applicable federal, state, local and other relevant regulations and standards. However, should any of our healthcare facilities lose their deemed certified status and thereby lose certification under the Medicare or Medicaid programs, such facilities would be unable to receive reimbursement from either of those programs and our business could be materially adversely affected.

Failure to comply with federal and state statutes and regulations relating to patient privacy and electronic data security could negatively impact our financial results.

There are currently numerous federal and state statutes and regulations that address patient privacy concerns and federal standards that address the maintenance of the security of electronically maintained or transmitted electronic health information and the format of transmission of such information in common healthcare financing information exchanges. These provisions are intended to enhance patient privacy and the effectiveness and efficiency of healthcare claims and payment transactions. In particular, the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 required us to implement new systems and to adopt business procedures for transmitting healthcare information and for protecting the privacy and security of individually identifiable information.

We believe that we are in material compliance with existing state and federal regulations relating to patient privacy, security and with respect to the format for electronic healthcare transactions. However, if we fail to comply with the federal privacy, security and transactions and code sets regulations, we could incur significant civil and criminal penalties. Failure to comply with state laws related to privacy could, in some cases, also result in civil fines and criminal penalties.

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

We may be subject to actions for false and other improper claims.

Federal and state government agencies, as well as private payors, have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of the cost reporting and billing practices of healthcare organizations and their quality of care and financial relationships with referral sources. In addition, the Office of the Inspector General of the U.S. Department of Health and Human Services, and the U.S. Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse.

The U.S. government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs and other federal and state healthcare programs. Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes, as well as penalties under the anti-fraud provisions of HIPAA. The U.S. government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances. For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge. The government has also taken the position that claming payment for low-quality services is a violation of these statutes if the claimant should have known that the care was substandard. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) further expanded the scope of the False Claims Act to create liability for knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government and FERA, along with statutory provisions found in the Acts, created federal False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or, in certain cases, the date by which a corresponding cost report is due, whichever is later. Although we believe that our operations comply with both federal and state laws, that may nevertheless be the subject of a whistleblower lawsuit or may otherwise be challenged or scrutinized by government authorities. A determination that we have violated these laws could have a material adverse effect on our financial condition or results of operations.

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

In addition, the Office of the Inspector General of the Department of Health and Human Services and the Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. In its 2012 Work Plan, the office of the Inspector General states its intent to review the safety and quality of care for Medicare beneficiaries having surgeries and procedures in ambulatory surgery centers and hospital outpatient departments. We have not received any related audit letters to date. Moreover, another trend impacting healthcare providers is the increased use of the federal False Claims Act, particularly by individuals who bring actions under that law. Such “qui tam” or “whistleblower” actions allow private individuals to bring actions on behalf of the government alleging that a healthcare provider has defrauded the federal government. If the government intervenes and prevails in the action, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil monetary penalties of between $5,500 and $11,000 for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may pursue the action independently. Additionally, some states have adopted similar whistleblower and false claims provisions. Although companies in the healthcare industry have been, and may continue to be, subject to qui tam actions, we are unable to predict the impact of such actions on our business, financial position or results of operations.

If laws governing the corporate practice of medicine or fee-splitting change, we may be required to restructure some of our domestic relationships which may result in significant costs to us and divert other resources.

The laws of various domestic jurisdictions in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians (i.e., sharing a percentage of professional fees). The interpretation and enforcement of these laws vary significantly from state to state. We are not required to obtain a license to practice medicine in any jurisdiction in which we own or operate a surgery center or surgical hospital because our facilities are not engaged in the practice of medicine. The physicians who utilize our facilities are individually licensed to practice medicine. In most instances, the physicians and physician group practices performing medical services at our facilities do not have investment or business relationships with us other than through the physicians’ ownership interests in the partnerships or limited liability companies that own and operate our facilities and the service agreements we have with some of those physicians.

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

At this time, we are not aware of any regulatory amendments or proposed changes that would trigger this obligation. Typically, our partnership and limited liability company agreements allow us to use shares of our common stock as consideration for the purchase of a physician’s ownership interest. The use of shares of our common stock for that purpose would dilute the ownership interests of our common stockholders. In the event that we are required to purchase all of the physicians’ ownership interests and our common stock does not maintain a sufficient valuation, we could be required to use our cash resources for the acquisitions, the total cost of which we estimate to be up to approximately $568.0 million at December 31, 2011. The creation of these obligations and the possible termination of our affiliation with these physicians could have a material adverse effect on us.

Healthcare reform has restricted our ability to operate our domestic surgical hospitals.

The Acts provide, among other things: (i) a prohibition on hospitals from having any physician ownership unless the hospital already had physician ownership and a Medicare provider agreement in effect on December 31, 2010; (ii) a limitation on the maximum percentage of total physician ownership in the hospital to the percentage of physician ownership as of March 23, 2010; (iii) a requirement for written disclosures of physician ownership interests, along with an annual report to the government detailing such ownership; and (iv) restrictions on the ability of a hospital subject to the whole hospital exception to add operating rooms, procedure rooms and beds.

Thirteen of our existing hospitals were grandfathered at the dates of enactment of the Acts, although they are largely prohibited from expanding their physical plants. Our fourteenth hospital does not have any physician ownership. If future legislation were to be enacted by Congress that prohibits physician referrals to hospitals in which the physicians own an interest, or that otherwise further limits physician ownership in existing facilities, our financial condition and results of operations could be materially adversely affected.

If we become subject to significant legal actions, we could be subject to substantial uninsured liabilities.

In recent years, physicians, surgery centers, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice or related legal theories. Many of these actions involve large monetary claims and significant defense costs. In particular, since the majority of our hospitals maintain emergency departments, there is an increased risk of claims at these facilities because of the nature of the cases seen in the emergency departments. We do not employ any of the physicians who conduct surgical procedures at our facilities and the governing documents of each of our facilities require physicians who conduct surgical procedures at our facilities to maintain stated amounts of insurance. Additionally, to protect us from the cost of these claims, we maintain (through a captive insurance company) professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe to be appropriate for our operations. Although we have excess coverage beyond our captive, we are effectively self-insured up to the excess. If we become subject to claims, however, our insurance coverage may not cover all claims against us or continue to be available at adequate levels of insurance. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, we could be adversely affected.

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

We are highly dependent on our senior management, including Donald E. Steen, who is our chairman, and William H. Wilcox, who is our chief executive officer and Brett P. Brodnax, who is our president and chief development officer. Although we have employment agreements with Mr. Steen, Mr. Wilcox and Mr. Brodnax and other senior managers, we do not maintain “key man” life insurance policies on any of our officers. Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient numbers of qualified management or other personnel could have a material adverse effect on us.

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

We provide for bad debts principally based upon the aging of accounts receivable and use specific identification to write-off amounts against our allowance for doubtful accounts, without differentiation between payor sources. Our U.S. allowance for doubtful accounts at December 31, 2011 and 2010, represented approximately 17% and 15% of our U.S. accounts receivable balance, respectively. Due to the difficulty in assessing future trends, we could be required to increase our provisions for doubtful accounts. A deterioration in the collectability of these accounts could adversely affect our collection of accounts receivable, cash flows and results of operations.

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

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are wholly-owned by USPI Holdings, Inc., which is wholly-owned by USPI Group Holdings, Inc., both of which are privately owned corporations. There is no public trading market for our equity securities or those of USPI Holdings, Inc. or USPI Group Holdings, Inc. As of March 2, 2012, there were 109 holders of USPI Group Holdings, Inc. common stock.

Payment of dividends is restricted under our senior secured credit facility and senior secured U.K. credit facility and the indenture governing our senior subordinated notes, except for limited circumstances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities — Dividend Payment.” Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operation, capital requirements, restrictions contained in current and future financing instruments and other factors that our board of directors deems relevant.

Item 6.     Selected Financial Data

The selected consolidated statement of operations data set forth below for the years ended December 31, 2011, 2010, 2009 and 2008, (Successor), the periods January 1 through April 18, 2007 (Predecessor) and April 19 through December 31, 2007 (Successor), and the consolidated balance sheet data at December 31, 2011, 2010, 2009, 2008 and 2007 (Successor) are derived from our consolidated financial statements.

The historical results presented below are not necessarily indicative of results to be expected for any future period. The comparability of the financial and other data included in the table is affected by the U.K. goodwill impairment in 2011, our merger transaction in 2007, loss on early retirement of debt in 2007 and various acquisitions completed during the years presented. In addition, the results of operations of subsidiaries sold by us have been reclassified to “discontinued operations” for all data presented in the table below except for the “consolidated balance sheet data.” For a more detailed explanation of this financial data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

	Successor					Predecessor
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from April 19 through December 31, 2007	Period from January 1 through April 18, 2007
Consolidated Statements of Operations Data:
Total revenues	$609,586	$576,665	$593,475	$615,098	$435,699	$185,169
Equity in earnings of unconsolidated affiliates	82,752	69,916	61,771	47,042	23,867	9,906
Operating expenses excluding depreciation and amortization	(521,745)	(406,266)	(425,786)	(431,731)	(300,937)	(156,227)
Depreciation and amortization	(29,462)	(29,799)	(31,165)	(32,305)	(23,765)	(11,301)

Operating income	141,131	210,516	198,295	198,104	134,864	27,547
Other income (expense):
Interest income	583	798	2,741	3,278	3,255	967
Interest expense	(65,308)	(70,038)	(70,353)	(84,916)	(67,553)	(9,394)
Loss on early retirement of debt	—	—	—	—	—	(2,435)
Other, net	(73)	708	373	32	72	(67)

Income from continuing operations before income taxes	76,333	141,984	131,056	116,498	70,638	16,618
Income tax benefit (expense)	(56,729)	(32,328)	879	(22,667)	(14,588)	(4,433)

Income from continuing operations	19,604	109,656	131,935	93,831	56,050	12,185
Earnings (loss) from discontinued operations, net of tax	(519)	(7,003)	1,453	(1,179)	(2,146)	(786)

Net income	19,085	102,653	133,388	92,652	53,904	11,399
Less: Net income attributable to noncontrolling interests	(69,929)	(60,560)	(63,722)	(55,138)	(45,175)	(18,548)

Net income (loss) attributable to USPI’s common stockholders	$(50,844)	$42,093	$69,666	$37,514	$8,729	$(7,149)

Other Data:
Number of facilities operated as of the end of period(a):
Consolidated	65	58	60	62	61	64
Equity method	141	130	109	102	94	85
Management contract only	—	1	—	—	—	—

Total	206	189	169	164	155	149

Cash flows from operating activities	$184,114	$169,064	$180,610	$142,119	$109,933	$47,177

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Working capital (deficit)	$(121,909)	$(100,249)	$(113,016)	$(38,838)	$(12,569)
Cash and cash equivalents	41,822	60,253	34,890	49,435	76,758
Total assets	2,393,498	2,372,739	2,325,392	2,268,163	2,277,393
Total debt	1,068,456	1,069,826	1,071,528	1,097,947	1,098,062
Noncontrolling interests — redeemable	106,668	81,668	63,865	51,961	52,769
Total equity	767,871	821,151	798,003	806,217	837,100

(a)	Not derived from audited financial statements.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report.

Overview

We operate ambulatory surgery centers and surgical hospitals in the United States and the United Kingdom. As of December 31, 2011, we operated 206 facilities, consisting of 200 in the United States and six in the United Kingdom. All but three of our 200 U.S. facilities include local physician owners, and 138 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of the majority of our existing facilities, our agreements with these healthcare systems provide a framework for the planning and construction of additional facilities in the future. Both facilities we are currently developing include a hospital partner.

Our U.S. facilities, consisting of ambulatory surgery centers and surgical hospitals, specialize in non-emergency surgical cases. Due in part to advancements in medical technology, the volume and complexity of surgical cases performed in an outpatient setting has steadily increased over the past two decades. Our facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. All but six of our facilities are located in the U.S., where we have focused increasingly on adding facilities with hospital partners, which we believe improves the long-term profitability and potential of our facilities.

In the United Kingdom, we operate four hospitals, an oncology clinic and a diagnostic and surgery center which supplement the services provided by the government-sponsored healthcare system. Our patients choose to receive care at private facilities primarily because of waiting lists to receive diagnostic procedures or elective surgery at government-sponsored facilities and pay us either from personal funds or through private insurance, which is offered by some employers as a benefit to their employees. Since acquiring our first two facilities in the United Kingdom in 2000, we have expanded selectively by acquiring a third facility and increasing the capacity and services offered at each facility, including the construction of an oncology clinic near the campus of one of our hospitals. In January 2011, we acquired an equity interest in a diagnostic and surgery center located in Edinburgh, Scotland and acquired a controlling interest in this facility in December 2011. In addition, in December 2011, we acquired 100% of The Claremont Hospital in Sheffield, England.

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

Due in large part to our partnerships with physician and hospital partners, we do not consolidate 141 of the 206 facilities in which we have ownership interests. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated facilities. While revenues of our unconsolidated facilities are not recorded as revenues of USPI, we believe the information is important in understanding our financial performance because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating margins (both consolidated and unconsolidated) for the facilities that were operational in both the current and prior year periods, a group that we refer to as same store facilities.

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

Consolidation

We generally own less than 100% of each U.S. facility we operate. As discussed in “Results of Operations,” local physicians invest in all but three of our U.S. facilities. A majority of our facilities also include a hospital partner. We generally have a leadership role in these facilities through a significant voting and economic interest and a contract to manage each facility’s operations, but the degree of control we have varies from facility to facility. Accordingly, as of December 31, 2011, we consolidated the financial results of 65 of the facilities we operate and account for 141 under the equity method.

Our consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries, and other investees over which we have control or of which we are the primary beneficiary. Investments in companies that we neither control nor are the primary beneficiary, but over whose operations we have the ability to exercise significant influence (including some investees in which we have less than 20% ownership), are accounted for under the equity method. We also consider the relevant sections of the Financial Accounting Standards Board’s Accounting Standards Codification, Topic 810, Consolidation to determine if we are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights. At December 31, 2011, we consolidated one entity as a result of being its primary beneficiary. See further discussion in Note 5 to the consolidated financial statements.

Accounting for an investment as consolidated versus equity method has no impact on our net income (loss) or stockholder’s equity in any accounting period, but it does impact individual balances within the consolidated statement of operations and consolidated balance sheet. Under either consolidation or equity method accounting, our results of operations include our share, generally corresponding to our ownership percentage, of the underlying facility’s net income or loss.

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

Our revenue recognition policies are consistent with these criteria. Approximately 90% of our facilities’ surgical cases are performed under contracted or government mandated fee schedules or discount arrangements. The patient service revenues recorded for these cases are recorded at the contractually defined amount at the time of billing. We estimate the remaining revenue based on historical collections, and adjustments to these estimates in subsequent periods have not had a material impact in any period presented. If the discount percentage used in estimating revenues for the cases not billed pursuant to fee schedules were changed by 1%, our 2011 after-tax net income would change by approximately $0.2 million. The collection cycle for patient services revenue is relatively short, typically ranging from 30 to 60 days depending upon payor and geographic norms, which allows us to evaluate our estimates frequently. Our revenues earned under management and other service contracts are typically based upon objective formulas driven by an entity’s financial performance and are generally earned and paid monthly.

Our accounts receivable are comprised of receivables in both the United Kingdom and the United States. As of December 31, 2011, approximately 30% of our total accounts receivable were attributable to our U.K. business. Because our U.K. facilities only treat patients who have a demonstrated ability to pay, our U.K. patients arrange for payment prior to treatment and our bad debt expense in the U.K. is low. In 2011, U.K. bad debt expense was approximately $0.2 million, as compared to our total U.K. revenues of $110.4 million. Our average days sales outstanding in the U.K. were 46 and 38 as of December 31, 2011 and 2010, respectively. The lower DSO in 2010 was related to the receipt of several payments made by large payors on December 31, 2010.

Our U.S. accounts receivable were approximately 70% of our total accounts receivable as of December 31, 2011. In 2011, uninsured or self-pay revenues only accounted for 2% of our U.S. revenue and approximately 6% of our accounts receivable balance was comprised of amounts owed from patients, including the patient portion of amounts covered by insurance. Insurance revenues (including government payors) accounted for 98% of our 2011 U.S. revenue and approximately 94% of our accounts receivable balance was comprised of amounts owed from contracted payors. Our U.S. facilities primarily perform surgery that is scheduled in advance by physicians who have already seen the patient. As part of our internal control processes, we verify benefits, obtain insurance authorization, calculate patient financial responsibility and notify the patient of their responsibility, usually prior to surgery. The nature of our business is such that we do not have any significant receivables that are pending approval from third-party payors. We also focus our collection efforts on aged accounts receivable. However, due to complexities involved in insurance reimbursements and inherent limitations in verification procedures, our business will always have some level of bad debt expense. In both 2011 and 2010, our bad debt expense attributable to U.S. revenue was approximately 2%. In addition, as of both December 31, 2011 and 2010, our average days sales outstanding in the U.S. were 33 days. The aging of our U.S. accounts receivable at December 31, 2011 was 63% less than 60 days old, 12% between 60 and 120 days and 25% over 120 days old. Our U.S. bad debt allowance at December 31, 2011 and 2010 represented approximately 17% and 15% of our U.S. accounts receivable balance, respectively.

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

Income Taxes

Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the bases of those assets and liabilities as reported in our consolidated balance sheets. This estimation process requires that we evaluate the need to accrue deferred tax liabilities or for a valuation allowance against deferred tax assets, based on factors such as historical financial information, expected timing of future events, the probability of expected future taxable income and available tax planning opportunities. While we recognized the benefit of the majority of our deferred tax assets in 2009, we still carry a valuation allowance against deferred tax assets that have restrictions as to use and are not considered more likely than not to be realized. If our estimates related to the above items change significantly, we may need to alter the amount of our valuation allowance in the future through a favorable or unfavorable adjustment to net income.

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

To determine the fair value of our goodwill reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples and/or data from third-party valuation specialists. The factor most sensitive to change with respect to our discounted cash flow analyses is the estimated future cash flows of each reporting unit which is, in turn, sensitive to our estimates of future revenue growth and margins for these businesses. If actual revenue growth and/or margins are lower than our expectations, the impairment test results could differ. We base our fair value estimates on assumptions we believe to be reasonable and consistent with market participant assumptions, but that are unpredictable and inherently uncertain. The provisions of the accounting standard for goodwill require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

Based on the results of our annual goodwill impairment testing performed in the 4th quarter of 2011, our U.S. reporting unit’s estimated fair value substantially exceeds its carrying value. However, due primarily to declining market values of businesses similar to our U.K. operations as well as general economic conditions affecting the demand for our services in this market, we recorded a $107.0 million goodwill impairment charge related to our U.K. reporting unit. We believe the decrease in market values of hospitals and other businesses in the U.K. is driven by adverse conditions in U.K. and European capital markets, which have reduced the availability of capital for acquisitions and expansion of existing operations. In late 2011, numerous news reports indicated a growing belief that weakness in the region’s capital markets was deeper and affected more countries than previously thought. Eurozone members agreed to double their commitment to the primary Eurozone bailout fund, pursued stricter budget measures for member states, and sought additional funding from outside the region. Near the end of 2011, ratings agencies downgraded several additional Eurozone members. In addition to the weakening capital markets, our self-pay business, which represents 24% of our U.K. revenues, decreased in the second half of 2011. We believe this is attributable to the persistence of poor overall economic conditions in the U.K., which has reduced the amount of healthcare purchased by individuals as a supplement to care provided by the National Health Service or funded with private insurance. Self-pay business, which represents 24% of the Company’s U.K. revenues, is often more elective in nature in the U.K. and is generally considered more susceptible to changes in general economic conditions, as the cost of service is borne entirely by a patients who must demonstrate ability to pay at the time of service. While fair value estimates have inherent limitations, we believe our estimates to be reasonable at December 31, 2011. After the impairment charge, at December 31, 2011 goodwill associated with our U.K. reporting unit is $113.5 million and goodwill associated with our U.S. reporting unit is $1.1 billion.

The fair value of an indefinite-lived intangible asset is compared to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for indefinite-lived intangible assets are estimated based on market multiples and discounted cash flow models which have been derived based on our experience in acquiring surgical facilities, market participant assumptions and third-party valuations we have obtained with respect to such transactions.

Merger Transaction

USPI had publicly traded equity securities from June 2001 through April 2007. Pursuant to an Agreement and Plan of Merger (the merger) dated as of January 7, 2007, between an affiliate of Welsh, Carson, Anderson & Stowe X, L.P. (Welsh Carson), USPI became a wholly owned subsidiary of USPI Holdings, Inc. on April 19, 2007. USPI Holdings is a wholly owned subsidiary of USPI Group Holdings, Inc. (Parent), which is owned by an investor group that includes affiliates of Welsh Carson, members of our management and other investors.

Acquisitions, Equity Investments and Development Projects

We acquire interests in existing surgery facilities from third parties and invest in new facilities that we develop in partnership with hospital partners and local physicians. Some of these transactions result in our controlling the acquired entity and meeting the GAAP definition of a business combination. The financial results of acquired entities are included in our consolidated financial statements beginning on the acquisition’s effective date. During the year ended December 31, 2011, we obtained control of the following entities:

Effective Date	Facility Location	Amount
Investments
December 2011	Sheffield, England(1)	$23.1 million
December 2011	Edinburgh, Scotland(2)	0.9 million
December 2011	San Diego, California(3)	3.3 million
September 2011	Various(4)	43.4 million
September 2011	Rancho Mirage, California(5)	—
April 2011	Destin, Florida(5)	—

Total		$70.7 million

(1)	Acquisition of 100% of a hospital in which we previously had no involvement.

(2)	Acquisition of a controlling interest in a diagnostic and surgical facility in which we already held an ownership interest. The remainder of the facility is owned by local physicians.

(3)	Acquisition of a controlling interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with local physicians.

(4)

We acquired 100% of the equity interests in Titan Health Corporation (Titan), a privately-held, Sacramento, California-based owner and operator of ambulatory surgery centers. Titan has an equity investment in 14 surgery centers, nine of which are located in markets in which we already operate. Local physicians have ownership in all but one of the 14 facilities, and hospital partners have invested in three of these facilities. The purchase price noted above is net of approximately $5.0 million of cash acquired.

(5)

We obtained control of two separate facilities in which we already had ownership due to changes in the voting rights of the facilities. Although no consideration was transferred, GAAP requires the transactions to be accounted for as business combinations, including adjusting the carrying value of our existing ownership to its fair value. As a result, we recorded gains totaling $1.8 million for the year ended December 31, 2011, which are included in “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations.

We also regularly engage in the purchase and sale of equity interests with respect to our investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the year ended December 31, 2011, these transactions resulted in a net cash outflow of approximately $39.1 million, which is summarized as follows:

Effective Date	Facility Location	Amount
Investments
December 2011	Hackensack, New Jersey(1)	$23.7 million
September 2011	Various(2)	14.3 million
March 2011	Plano, Texas(3)	1.9 million
March 2011	Oklahoma City, Oklahoma(4)	1.2 million
January 2011	Dallas, Texas(5)	1.3 million
January 2011	Rancho Mirage, California(6)	0.5 million
January 2011	Edinburgh, Scotland(7)	1.1 million

44.0 million

Sales
August 2011	Dallas, Texas(8)	1.6 million
Various	Various(9)	3.3 million

4.9 million

Total		$39.1 million

(1)	Acquisition of an equity interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with local physicians.

(2)

Through negotiations with each facility’s other owners, we acquired additional ownership in six of Titan’s facilities. These facilities are jointly owned with local physicians and one facility also has a hospital partner.

(3)

Represents additional capital we contributed to a joint venture with one of our not-for-profit hospital partners, which the joint venture used to acquire an equity interest in this facility. The remainder of this facility is owned by local physicians. We also acquired the right to manage this facility.

(4)	Represents additional capital we contributed to a facility in which we hold an equity interest.

(5)

Represents additional capital we contributed to a joint venture with one of our not-for-profit hospital partners, which the joint venture used to acquire an equity interest in this facility. We were already providing management services to the facility. The remainder of this facility is owned by local physicians.

(6)

Acquisition of additional equity interest in a surgical facility in which we already held an investment. This facility is jointly owned with physicians and continued to be accounted for under the equity method until we obtained control in September 2011.

(7)

Acquisition of a 50% noncontrolling interest in diagnostic and surgery facility in which we had no previous involvement. We obtained control of this entity by acquiring an additional 40% of it in December 2011.

(8)	A hospital partner obtained ownership in this entity, which is also owned with local physicians. Additionally, this hospital partner is a related party.

(9)	Represents the net receipt related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These types of transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the year ended December 31, 2011, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $3.7 million and $4.2 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $7.7 million decrease to our additional paid-in capital during the year ended December 31, 2011.

During the year ended December 31, 2010, we obtained control (business combinations) of the following entities:

Effective Date	Facility Location	Amount
Investments
December 2010	Houston, Texas(1)	$ 9.0 million
December 2010	Reading, Pennsylvania(2)	1.1 million
November 2010	Various(3)	31.1 million
October 2010	Houston, Texas(1)	2.4 million
May 2010	St. Louis, Missouri(4)	4.6 million

Total		$48.2 million

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

Effective Date	Facility Location	Amount
Investments
December 2010	Irving, Texas(1)	$1.9 million
December 2010	Boulder, Colorado(2)	4.7 million
December 2010	Houston, Texas(2)	0.9 million
December 2010	Chattanooga, Tennessee(3)	2.6 million
December 2010	Kansas City, Missouri(4)	1.2 million
December 2010	Nashville, Tennessee(5)	13.4 million
November 2010	Keller, Texas(1)	4.6 million
July 2010	Carrollton, Texas(1)	0.8 million

Effective Date	Facility Location	Amount
July 2010	Sacramento, California(2)	1.5 million
May 2010	Mansfield, Texas(1)	0.4 million
April 2010	Destin, Florida(3)	1.3 million
April 2010	St. Louis, Missouri(6)	0.4 million

33.7 million
Sales(7)
December 2010	Phoenix, Arizona(8)	4.1 million
June 2010	Cincinnati, Ohio(9)	7.9 million
Various	Various(10)	0.4 million

12.4 million

Total		$21.3 million

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

Discontinued Operations and Other Dispositions

Sales of consolidated subsidiaries in which we have no continuing involvement are classified as discontinued operations, as are consolidated subsidiaries that are held for sale. The gains or losses on these transactions are classified within discontinued operations in our consolidated statements of operations. Also, we have reclassified our historical results of operations to remove the operations of these entities from our revenues and expenses, collapsing the historical net income or loss from these operations into a single line within discontinued operations.

Discontinued operations were as follows:

Date	Facility Location	Proceeds	Gain (Loss)
December 2010	Nashville, Tennessee	$32.5 million	$2.8 million
December 2010	Orlando, Florida	—	(2.0 million	)
December 2010	Templeton, California(1)	—	(1.9 million	)
December 2010	Houston, Texas(1)	—	(0.2 million	)

Total		$32.5 million	$(1.3 million	)

(1)

These investments were written down to estimated fair value less costs to sell at December 31, 2010. We received cash proceeds of $1.9 million in February 2011 related to the sale of these two facilities.

Equity method investments that are sold do not represent discontinued operations under GAAP. During the year ended December 31, 2011, we sold six facilities we operated through unconsolidated affiliates and terminated our contracts to manage them. The resulting gains and losses are classified within “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations. These transactions are summarized below

Date	Facility Location	Proceeds	Gain (loss)
December 2011	Caldwell, Idaho	$1.0 million	$0.1 million
September 2011	Cleveland, Ohio	1.2 million	0.2 million
June 2011	Lawton, Oklahoma	1.7 million	0.6 million
May 2011	Flint, Michigan	1.1 million	0.4 million
May 2011	Fort Worth, Texas	0.7 million	(0.1 million	)
April 2011	Richmond, Virginia	0.6 million	0.2 million

Total		$6.3 million	$1.4 million

We did not sell any equity method investments during 2010. During 2009, we completed sales of investments in six facilities operated through unconsolidated affiliates, including our equity ownership in these entities as well as the related rights to manage the facilities. Gains and losses on the disposals of these investments are classified within “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations. These transactions are summarized below:

Date	Facility Location	Proceeds (Costs)		Loss
December 2009	Oxnard, California	$0.3 million		$(0.3 million	)
December 2009	Baton Rouge, Louisiana	(5.1 million	)	(8.2 million	)
September 2009	San Antonio, Texas	—		(2.6 million	)
July 2009	Cleveland, Ohio	1.0 million		—
February 2009	Las Cruces, New Mexico	—		—
February 2009	East Brunswick, New Jersey	0.7 million		(2.6 million	)

Total		$(3.1 million	)	$(13.7 million	)

In 2010, we sold approximately 50% of our ownership interests in an entity that was developing and constructing a new hospital for one of our unconsolidated affiliates. We received $3.1 million in cash related to this sale.

In addition to the sales of ownership interests noted above, we sold controlling interests to various hospital partners during 2010 and 2009 which are described below, as part of our strategy for partnering with these systems. We sold no controlling interests to hospital partners during 2011. Our continuing involvement as an equity method investor and manager of the facilities precludes classification of these transactions as discontinued operations. Gains and losses are classified within “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations.

Date	Facility Location	Proceeds	Gain (Loss)
December 2010	Phoenix, Arizona(1)	$0.6 million	$(1.5 million	)
December 2010	Dallas, Texas(2)	—	1.6 million

Total		$0.6 million	$0.1 million

December 2009	Dallas, Texas(3)	$1.2 million	$0.3 million
July 2009	Oklahoma City, Oklahoma(4)	0.2 million	0.1 million
March 2009	Phoenix, Arizona(5)	0.1 million	(8.2 million	)

Total		$1.5 million	$(7.8 million	)

(1)	A hospital partner acquired a portion of our interest in this facility and shares control of it with us.

(2)	We previously controlled this facility but now share control with physician partners due to a change in the entity’s governing documents.

(3)	The hospital partner acquired a controlling interest from us in this transaction. Additionally, this hospital partner is a related party.

(4)	We and the other owners of a facility consolidated by us agreed to merge the facility into another entity in which we hold an investment accounted for under the equity method.

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

Sources of Revenue

Revenues primarily include the following:

•

net patient service revenues of the facilities that we consolidate for financial reporting purposes, which are those in which we have ownership interests of greater than 50% or otherwise maintain effective control or for which we are otherwise the primary beneficiary;

•

management and contract service revenues, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and contracted services to other healthcare providers. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus are eliminated in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Years Ended December 31,
	2011	2010	2009
Net patient service revenues	87%	88%	88%
Management and contract service revenues	12	11	10
Other revenues	1	1	2

Total revenues	100%	100%	100%

As a percentage of total revenues, net patient service revenues decreased to 87% of our total revenues in 2011 from 88% of our total revenues for the years ended December 31, 2010 and 2009. As we execute our strategy of partnering with not-for-profit healthcare systems, more of our business is being conducted through unconsolidated affiliates. With respect to unconsolidated facilities, we do not include the facilities’ net patient service revenues in our revenues; instead, our consolidated financial statements reflect revenues we earn for our management and contract services as noted below. Our share of the revenues, net of expenses of unconsolidated facilities, is reported in our consolidated financial statements as “equity in earnings of unconsolidated affiliates,” which is displayed between revenues and operating expenses. The percentage of our U.S. facilities we account for under the equity method was 71%, 70%, and 64% at December 31, 2011, 2010, and 2009, respectively.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Years Ended December 31,
	2011	2010	2009
Management of surgical facilities	$61,584	$53,934	$46,438
Contract services provided to other healthcare providers	10,529	10,904	11,888

Total management and contract service revenues	$72,113	$64,838	$58,326

The following table summarizes our revenues by operating segment:

	Years Ended December 31,
	2011	2010	2009
United States	82%	82%	82%
United Kingdom	18	18	18

Total	100%	100%	100%

Results of Operations

The following table summarizes certain consolidated statements of operations items expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
USPI	2011	2010	2009
Total revenues	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	13.6	12.1	10.4
Operating expenses, excluding depreciation and amortization	(85.6)	(70.5)	(71.7)
Depreciation and amortization	(4.8)	(5.1)	(5.3)

Operating income	23.2	36.5	33.4
Interest and other expense, net	(10.6)	(11.9)	(11.3)

Income from continuing operations before income taxes	12.6	24.6	22.1
Income tax benefit (expense)	(9.3)	(5.6)	0.1

Income from continuing operations	3.3	19.0	22.2
Earnings (loss) from discontinued operations, net of tax	(0.1)	(1.2)	0.2

Net income	3.2	17.8	22.4
Less: Net income attributable to noncontrolling interests	(11.5)	(10.5)	(10.7)

Net income (loss) attributable to USPI’s common stockholder	(8.3)%	7.3%	11.7%

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for 141 of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (amounts are expressed as a percentage of unconsolidated affiliates revenues, and represent 100% of the investees’ results on an aggregated basis):

	Years Ended December 31,
USPI’s Unconsolidated Affiliates	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	(69.8)	(69.7)	(69.6)
Depreciation and amortization	(4.3)	(4.2)	(4.3)

Operating income	25.9	26.1	26.1
Interest expense, net	(2.2)	(1.9)	(2.1)
Other, net	—	—	0.4

Income before income taxes	23.7	24.2	24.4
Income tax expense	(0.5)	(0.6)	(0.6)

Net income	23.2%	23.6%	23.8%

Executive Summary

Our strategy continues to focus on growing the profits of our existing facilities, acquiring existing facilities, and developing new facilities with hospital partners. We added 23 facilities and sold six facilities during 2011 and operated 206 facilities at year-end, up from 189 at the end of 2010. Consistent with our primary strategy, we continued to focus on partnering both existing facilities and newly acquired or constructed facilities with a not-for-profit health system (hospital partner). The number of facilities with hospital partners increased by six during 2011.

Our operating results for the year ended December 31, 2011, reflect 6% U.S. same store facility revenue growth as compared to 2010, and our overall business also grew as a result of our operating more facilities in 2011, largely as a result of acquisitions made during the second half of 2010 and our acquisition of Titan in September 2011. Continuing a trend experienced in recent years, our consolidated revenue growth in 2011 (also 6%) was significantly less than our systemwide revenue growth of 13%, primarily due to our continuing to add more equity method facilities than consolidated facilities. Our systemwide revenues include all facilities that we operate; our revenues only include consolidated facilities, which represent less than one-third of our facilities. Accounting for more of our facilities under the equity method is a direct result of deploying our primary U.S. business strategy of jointly owning our facilities with prominent local physicians and a hospital partner. In carrying out this strategy during the period from January 1, 2010 to December 31, 2011, our number of equity method facilities increased from 109 to 141 while our consolidated facility count increased from 60 to 65.

Our net earnings from a facility, whether consolidated or equity method, are driven by the same factors: the facility’s underlying profits and revenues and our ownership percentage. Accordingly, to assess our overall operating results we often utilize systemwide and same store measures, which include all facilities. These measures were positive in 2011, with same store revenues increasing 6% (equal to our revenue growth of 6%) and systemwide revenues increasing 13%, a product of same store growth plus a net increase of 37 facilities since the beginning of 2010. Overall, these operational factors, together with acquisition and disposal activities, and excluding the U.K. goodwill impairment charge described in “Critical Accounting Policies and Estimates,” resulted in our operating income margin increasing to 40.7% during 2011 as compared to 36.5% in 2010.

Operating income decreased 33% during 2011 as compared to 2010. Operating income was significantly impacted by several amounts not directly related to our facilities’ operating results in 2011, 2010 and 2009. Excluding the amounts shown below, operating income increased 10% and operating income margins increased 150 basis points during 2011. During 2010, excluding the amounts shown below, operating income and margin were up 2% and 180 basis points, respectively.

In Millions	2011	2010	2009
Goodwill impairment	$107.0	$—	$—
Net gains (losses) on deconsolidations, disposals and impairments(1)	(1.5)	10.1	29.2
De novo start-up losses	4.0	0.1	—
Expense related to previous acquisition and facility purchase option	—	6.0	—
Acquisition costs	2.7	3.3	—
VAT assessment(2)	—	1.0	(1.0)

Total impact on operating income	$112.2	$20.5	$28.2

(1)	Of the 2010 amount, $3.7 million is classified within equity in earnings of unconsolidated affiliates.

(2)	U.K. taxing authority awarded us a value-added tax refund in 2009 but reversed its position in 2010. We are appealing the decision.

Also affecting comparability of the years 2009-2011 were the 2009 recognition of a $31.2 million tax benefit reflecting our expected utilization of the majority of its U.S. deferred tax assets and the 2011 accrual of a $13.2 million deferred U.S. income tax liability with respect to our foreign operations. We are now considering potential transactions that could result in a repatriation of our U.K. subsidiaries earnings and as a result no longer qualify for excluding U.S. income tax from our tax provision with respect to our current and prior U.K. earnings.

In addition to our consolidated operating income margin, we supplementally focus on U.S. same store facility level operating income margins (which include both consolidated and equity method facilities) as important indicators of our business because the net earnings and cash flows we derive from our facilities are the same whether they are reflected in our individual revenue and expense line items (consolidated facilities) or on a net basis within our equity in earnings of unconsolidated affiliates (unconsolidated facilities). These margins were in aggregate up 30 basis points in 2011 compared to 2010.

As noted above, we continued to acquire and develop facilities in 2011, acquiring 19 existing facilities and opening four newly constructed facilities. Our development strategy continues to focus most heavily on markets in which we have a significant presence with prominent local physicians and often a hospital partner, but we also invest capital selectively in new U.S. markets and in our U.K. operations, including the acquisition of two U.K. facilities in 2011. Pursuing this strategy also leads us to deconsolidate or divest of centers from time to time, as we did in 2009, 2010 and 2011.

Our Business and Key Measures

We operate surgical facilities in partnership with local physicians and, in the majority of cases, a not-for-profit health system partner. We hold an ownership interest in each facility, operating each through a separate legal entity owned by us, the health systems and physicians. We operate each facility on a day-to-day basis through a management services contract. Our sources of earnings from each facility consist of:

•	our share of each facility’s net income or loss, which is computed by multiplying the facility’s net income or loss times the percentage of each facility’s equity interests owned by us; and

•	management services revenues, computed as a percentage of each facility’s net revenues (often net of bad debt expense).

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a majority of our facilities (currently 141 of our 206 facilities), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method, i.e., as an unconsolidated affiliate. We control the other 65 facilities and account for these investments as consolidated subsidiaries.

Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our consolidated statements of operations reflect, within each revenue and expense line item, 100% of the revenues and expenses of each subsidiary, after the elimination of intercompany amounts. The net profit attributable to owners other than us is classified within “net income attributable to noncontrolling interests.”

For unconsolidated affiliates, our consolidated statements of operations reflect our earnings in only two line items:

•

equity in earnings of unconsolidated affiliates: our share of the net income or loss of each facility, which is based on the facilities’ net income or loss and the percentage of the facility’s outstanding equity interests owned by us; and

•

management and administrative services revenues: income we earn in exchange for managing the day-to-day operations of each facility, usually quantified as a percentage of each facility’s net revenues less bad debt expense.

In summary, our operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but our individual revenue and expense line items only contain consolidated businesses, which represent less than one-third of our operations. This translates to trends in operating income that often do not correspond with changes in our revenues and expenses. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years during the ongoing deployment of our strategy to partner with not-for-profit health systems. Accordingly, we supplementally review several types of information in order to monitor and analyze our results of operations, including:

•	The results of operations of our unconsolidated affiliates

•	Our average ownership share in the facilities we operate; and

•	Facility operating indicators, such as systemwide revenue growth, same store revenue growth, and same store operating margins

Our Consolidated and Unconsolidated Results

The following table shows our results of operations and the results of operations of our unconsolidated affiliates.

	Year Ended December 31,
	2011		2010		Variance to Prior Year
	USPI As Reported Under GAAP	Unconsolidated Affiliates	USPI As Reported Under GAAP	Unconsolidated Affiliates	USPI As Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$528,563	$1,527,069	$504,765	$1,322,393	$23,798	$204,676
Management and contract service revenues	72,113	—	64,838	—	7,275	—
Other income	8,910	10,961	7,062	6,648	1,848	4,313

Total revenues	609,586	1,538,030	576,665	1,329,041	32,921	208,989
Equity in earnings of unconsolidated affiliates	82,752	—	69,916	—	12,836	—
Operating expenses:
Salaries, benefits, and other employee costs	165,083	360,519	156,213	309,698	8,870	50,821
Medical services and supplies	99,559	360,148	97,940	310,770	1,619	49,378
Other operating expenses	98,246	314,768	99,075	273,649	(829)	41,119
General and administrative expenses	43,710	—	38,202	—	5,508	—
Provision for doubtful accounts	9,648	37,899	8,458	31,396	1,190	6,503
Goodwill impairment	107,028	—	—	—	107,028	—
Net (gains) losses on deconsolidations, disposals and impairments	(1,529)	(309)	6,378	1,025	(7,907)	(1,334)
Depreciation and amortization	29,462	66,608	29,799	55,216	(337)	11,392

Total operating expenses	551,207	1,139,633	436,065	981,754	115,142	157,879

Operating income	141,131	398,397	210,516	347,287	(69,385)	51,110
Interest income	583	382	798	378	(215)	4
Interest expense	(65,308)	(34,101)	(70,038)	(26,008)	4,730	(8,093)
Other, net	(73)	(15)	708	(200)	(781)	185

Total other expense, net	(64,798)	(33,734)	(68,532)	(25,830)	3,734	(7,904)

Income from continuing operations before income taxes	76,333	364,663	141,984	321,457	(65,651)	43,206
Income tax (expense) benefit	(56,729)	(8,367)	(32,328)	(7,562)	(24,401)	(805)

Income from continuing operations	19,604	356,296	109,656	313,895	(90,052)	42,401
Earnings (loss) from discontinued operations, net	(519)	—	(7,003)	—	6,484	—

Net income	19,085	$356,296	102,653	$313,895	(83,568)	$42,401

Less: Net income attributable to noncontrolling interests	(69,929)		(60,560)		(9,369)

Net income (loss) attributable to USPI	$(50,844)		$42,093		$(92,937)

USPI’s equity in earnings of unconsolidated affiliates		$82,752		$69,916		$12,836

	Year Ended December 31,
	2010		2009		Variance to Prior Year
	USPI As Reported Under GAAP	Unconsolidated Affiliates	USPI As Reported Under GAAP	Unconsolidated Affiliates	USPI As Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$504,765	$1,322,393	$523,899	$1,171,242	$(19,134)	$151,151
Management and contract service revenues	64,838	—	58,326	—	6,512	—
Other income	7,062	6,648	11,250	6,872	(4,188)	(224)

Total revenues	576,665	1,329,041	593,475	1,178,114	(16,810)	150,927
Equity in earnings of unconsolidated affiliates	69,916	—	61,771	—	8,145	—
Operating expenses:
Salaries, benefits, and other employee costs	156,213	309,698	160,278	277,053	(4,065)	32,645
Medical services and supplies	97,940	310,770	99,510	271,663	(1,570)	39,107
Other operating expenses	99,075	273,649	89,347	243,241	9,728	30,408
General and administrative expenses	38,202	—	38,769	—	(567)	—
Provision for doubtful accounts	8,458	31,396	8,720	28,528	(262)	2,868
Net (gains) losses on deconsolidations, disposals and impairments	6,378	1,025	29,162	(7)	(22,784)	1,032
Depreciation and amortization	29,799	55,216	31,165	50,251	(1,366)	4,965

Total operating expenses	436,065	981,754	456,951	870,729	(20,886)	111,025

Operating income	210,516	347,287	198,295	307,385	12,221	39,902
Interest income	798	378	2,741	456	(1,943)	(78)
Interest expense	(70,038)	(26,008)	(70,353)	(24,850)	315	(1,158)
Other	708	(200)	373	4,572	335	(4,772)

Total other expense, net	(68,532)	(25,830)	(67,239)	(19,822)	(1,293)	(6,008)

Income from continuing operations before income taxes	141,984	321,457	131,056	287,563	10,928	33,894
Income tax benefit (expense)	(32,328)	(7,562)	879	(6,860)	(33,207)	(702)

Income from continuing operations	109,656	313,895	131,935	280,703	(22,279)	33,192
Earnings (loss) from discontinued operations	(7,003)	—	1,453	—	(8,456)	—

Net income	102,653	$313,895	133,388	$280,703	(30,735)	$33,192

Less: Net income attributable to noncontrolling interests	(60,560)		(63,722)		3,162

Net income attributable to USPI	$42,093		$69,666		$(27,573)

USPI’s equity in earnings of unconsolidated affiliates		$69,916		$61,771		$8,145

The following table provides other information regarding our unconsolidated affiliates (in thousands):

	Years Ended December 31,
	2011	2010	2009
Long-term debt of USPI’s unconsolidated facilities	$440,582	$330,578	$271,781
USPI’s equity in earnings of unconsolidated affiliates	82,752	69,916	61,771
USPI’s imputed weighted average ownership percentage based on affiliates’ pretax income(1)	22.7%	21.7%	21.5%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	24.2%	23.8%	25.4%
Unconsolidated facilities operated at period end	141	130	109

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

As shown above, our consolidated net patient service revenues for the year ended December 31, 2011 increased $23.8 million compared to the prior year, and the net patient service revenues of our unconsolidated affiliates increased $204.7 million. These variances are analyzed more extensively in the “Revenues” section, but in general they reflect the fact that we are conducting more of our operations through unconsolidated affiliates. The increase in revenues of these unconsolidated affiliates, net of their expenses, led to the affiliates earning $42.4 million more compared to the prior year. The affiliates’ increase in net income, once allocated to USPI and the affiliates’ other investors, led to our equity in earnings of unconsolidated affiliates increasing by $12.8 million, which represents nearly 35% of the increase in our operating income from 2010 to 2011. Our consolidated net patient service revenues for the year ended December 31, 2010 decreased $19.1 million compared to the prior year, and the net patient service revenues of our unconsolidated affiliates increased $151.2 million. The increase in revenues of these unconsolidated affiliates, net of their expenses, led to the affiliates earning $33.2 million more compared to the prior year. The affiliates’ increase in net income, once allocated to our and the affiliates’ other investors, led to our equity in earnings of unconsolidated affiliates increasing by $8.1 million, which represents nearly 67% of the increase in our operating income from 2009 to 2010.

Our Ownership Interests in the Facilities We Operate

Our earnings are primarily driven by our investments in the facilities we operate, so we focus on those businesses’ performance together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in the U.S. surgical facilities we operate is as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Unconsolidated facilities(1)	22.7%	21.7%	21.5%
Consolidated facilities(2)	44.1%	46.7%	48.1%
Total(3)	28.2%	28.2%	29.4%

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

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our increased focus on partnering our facilities with hospital partners in addition to physicians generally leads to our accounting for more facilities under the equity method (unconsolidated), and we have moved three facilities from consolidated to unconsolidated during 2010 and four facilities during 2009. Accordingly, our consolidated financial statements show decreases in revenues and most expense line items compared to the respective prior year. However, since our average ownership in our facilities, as shown in the table above, did not significantly change from the respective prior year, our success in growing our facilities’ profits (whether consolidated or unconsolidated) translated to increases in our operating income in 2011, 2010 and 2009.

While our ownership interests remained higher for consolidated facilities than for unconsolidated facilities, our average ownership in our consolidated facilities decreased the past two years. During 2011 the decrease was due primarily to the levels of ownership we negotiated in our acquisition and development activities being lower than our overall average. During 2010 the decrease was caused primarily by our earnings in one market, in which our ownership is higher than average, decreasing more than our other markets.

Revenues

Our consolidated net revenues increased approximately 6% during the year ended December 31, 2011, as compared to the year ended December 31, 2010. The table below quantifies several significant items impacting year over year growth.

	Year Ended December 31, 2011
	USPI as Reported Under GAAP	Unconsolidated Affiliates
Total revenues, year ended December 31, 2010	$576,665	$1,329,041
Add: revenue from acquired facilities and de novos	17,010	105,820
Less: revenue of disposed facilities	—	(12,364)
Less: revenue of deconsolidated facilities	(13,569)	13,569
Impact of exchange rate	3,728	—

Adjusted base year	583,834	1,436,066
Increase from operations	16,860	97,652
Non-facility based revenue	8,892	4,312

Total revenues, year ended December 31, 2011	$609,586	$1,538,030

The reason for the discrepancy between revenue growth and income growth is the increased proportion of our business being conducted through unconsolidated affiliates. Growing the volume and profits of unconsolidated facilities has relatively little impact on our consolidated revenues, but our share of their increasing net income (equity in earnings of unconsolidated affiliates, which grew by 18%, 13% and 31% in 2011, 2010 and 2009, respectively) is reflected in our operating income and net income. Accordingly, as described above, we supplementally focus on our systemwide results in order to understand the source of our growth in income. Our systemwide revenues, which include revenues of facilities we account for under the equity method as well as facilities we consolidate, grew by rates more commensurate with our overall income growth: 13%, 7% and 9% during the years ended December 31, 2011, 2010 and 2009, respectively. Acquisitions were a significant component of the 2011 increase in revenues at consolidated and unconsolidated facilities. As shown above, acquisitions added $17.0 million and $105.8 million to revenues for consolidated and unconsolidated affiliates, respectively. Revenue also increased due to operations for both types of facilities driven by modest volume growth and a shift to more complex surgical cases and the resulting increased revenue per case. The stronger British pound as compared to the U.S. dollar increased consolidated revenues approximately $3.7 million for the year ended December 31, 2011.

Facility Growth

While systemwide revenue growth was partially driven by acquisitions and development of new facilities, another significant component continued to be the results of facilities that have been open for more than one year (same store facilities). This group of facilities experienced revenue growth of 6% and 5% during 2011 and 2010, respectively. The growth in these facilities was driven more by increases in net revenue per case than by increases in volume. While some of this shift reflects increases in rates we negotiate with payors, we believe a more significant portion of the increase is driven by the type of cases we performed, which continue to shift to more complex cases on average. Our U.S. case volumes increased 1% during 2011 as compared to flat case growth in 2010. We believe that several factors, including changes to health insurance plans to require more patient responsibility for healthcare expenses and a generally soft economy, may be adversely affecting our case volume.

Our United Kingdom facilities’ revenues, when measured in local currency (or constant exchange rate), increased 4% during 2011 as compared to 2010. Our U.K. facilities admissions decreased due largely to a decline in cosmetic surgery cases and a decrease in self-pay business, but the overall impact on revenues was more than offset by a shift to higher-paying cases. While self-pay business represents only 2% of our U.S. business, it represents 24% of our U.K. business. Self-pay business is generally considered more susceptible to changes in general economic conditions, as the cost of care is borne entirely by the patient rather than shared with private insurers or borne by the National Health Service. The strengthening of the British Pound versus the U.S. dollar caused an increase (approximately $3.7 million) in reported revenues during 2011 as compared to 2010.

The following table summarizes our same store facility growth rates, as compared to the corresponding prior year period:

	Years Ended December 31,
	2011	2010	2009
United States facilities:
Net revenue	6%	5%	8%
Surgical cases	1%	—%	2%
Net revenue per case(1)	5%	5%	5%
United Kingdom facilities:
Adjusted admissions	(2)%	(5)%	(5)%
Net revenue using actual exchange rates	7%	(2)%	(14)%
Net revenue using constant exchange rates(2)	4%	(1)%	2%
All same store facilities:
Net revenue using actual exchange rates	6%	5%	6%

(1)

Our overall domestic same store growth in net revenue per case for 2011 was favorably impacted by the 6% growth at our thirteen same store surgical hospitals, which on average perform more complex cases and thus earn a higher average net revenue per case than ambulatory surgery centers. The net revenue per case growth at our ambulatory surgery centers was 3% during 2011.

(2)

Calculated using constant exchange rates for all periods. Although this computation represents a non-GAAP measure, we believe that using a constant currency translation rate more accurately reflects the trend of the business.

Joint Ventures with Not-for-Profit Hospitals

Our acquisition and development activities continue to emphasize expanding our relationships with existing hospital partners and identifying new hospital partners. We expand our relationships with hospital partners in a variety of ways, including acquiring facilities with them, constructing new facilities (de novos) on or near their campuses, and adding them as equity investors to facilities we already own with local physicians.

During 2009 and 2010 this strategy translated to our operating more hospital-partnered facilities and fewer facilities without a hospital partners. During 2011, we completed the majority of our acquisition activity during the last four months of the year, and initially fewer than half of the acquired facilities include hospital partners as investors. We believe there are opportunities to add hospital partners to some of these facilities in the future.

Both facilities under construction at December 31, 2011, involve a hospital partner, and we continue to explore affiliating more facilities with hospital partners, especially when we already have other hospital partnered facilities in a given market.

The following table summarizes the facilities we operated as of December 31, 2011, 2010, and 2009:

	2011	2010	2009
United States facilities(1):
With a hospital partner	138	132	109
Without a hospital partner	62	53	56

Total U.S. facilities	200	185	165
United Kingdom facilities	6	4	4

Total facilities operated	206	189	169

Change from prior year-end:
De novo (newly constructed)	4	2	4
Acquisition	19	25	7
Disposals(2)	(6)	(7)	(6)

Total increase in number of facilities	17	20	5

(1)	At December 31, 2011, physicians own a portion of all but three of these facilities.

(2)

During 2011, we sold our ownership interests in facilities in Richmond Virginia; Caldwell, Idaho; Flint, Michigan; Fort Worth, Texas; Cleveland, Ohio; and Lawton, Oklahoma. During 2010, we merged two of our Dallas-area surgery centers into one location, and also merged two of our Ohio surgery centers into one location. We sold our ownership interests in a facility in Orlando, Florida during 2010 and classified a facility in Templeton, California and Houston, Texas as held for sale at December 31, 2010 (sold in February 2011). During 2009, we sold our ownership interests in facilities in East Brunswick, New Jersey; Cleveland, Ohio; San Antonio, Texas; Baton Rouge, Louisiana; and Oxnard, California. We also merged one of our surgery centers into one of our surgical hospitals in Oklahoma.

Facility Operating Margins

Same store U.S. facility operating margins increased 30 basis points for the year ended December 31, 2011 as compared to 2010. The increase was due to slightly higher case volumes, more complex cases, and improvement in the management of operating expenses. Continuing a trend we have experienced in recent years, the year-over-year change in the operating margins of facilities partnered with a hospital partner was more favorable (or, in the case of 2010, less unfavorable) than the change experienced by the facilities that do not have a hospital partner. The facilities partnered with a hospital partner are, on average, younger than our other facilities. Younger facilities’ margins grow more rapidly on average than more mature facilities, which generally have higher margins but with less growth. The pattern of our acquisition and development activity can also affect this relationship over time.

In 2010, our U.S. facility operating margins decreased 60 basis points. The decrease was broad-based, and was largely due to lower case volumes early in the year that were not offset by a proportionate decrease in operating expenses. Following the pattern of same facility revenues, and driven by similar factors, margins improved during the year, recovering from a 240 basis point drop in year-over-year margins for the first quarter of 2010 to finish the year down 60 basis points on a full year basis, due to an improvement each quarter ending with a fourth quarter that was up 60 basis points over prior year.

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

Our U.K. facilities, which including a facility acquired at year-end, comprise six of our 206 facilities at December 31, 2011, experienced a decrease in overall facility margins in 2011 as compared to 2010, largely due to a reduction in the NHS and self-pay business described above.

The following table summarizes our year-over-year increases (decreases) in same store operating margins (see footnote 1 below):

	Year Ended December 31,
	2011		2010		2009
United States facilities:
With a hospital partner	80	bps	(40	) bps	340	bps
Without a hospital partner	(110)		(120)		20
Total U.S. facilities	30		(60)		250
United Kingdom facilities(2)	(330	) bps	(110	) bps	(160	) bps

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

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

As discussed more fully in “Revenues,” our consolidated revenues increased by $32.9 million, or 5.7%, to $609.6 million for the year ended December 31, 2011 from $576.7 million for the year ended December 31, 2010. Slightly more than half of the increase, or approximately $16.9 million, was driven by operations of facilities owned during both years, which experienced slight case growth and higher net revenue per case. Acquisitions of facilities increased revenues by $17.0 million. Other factors, including the favorable impact of a weaker U.S. dollar, and a decrease in revenues resulting from our selling a portion of our interest in two facilities (causing us to deconsolidate them), had minimal net impact.

Equity in earnings of unconsolidated affiliates increased by $12.8 million, or 18.4%, to $82.8 million for the year ended December 31, 2011 from $69.9 million for the year ended December 31, 2010. This increase was driven by $13.5 million growth in our existing facilities. Other factors include acquisitions of equity method investments in facilities and deconsolidations of facilities we already operated, which together increased equity in earnings by $3.7 million, which was offset by start-up losses of $4.4 million from recently opened facilities. The number of facilities we account for under the equity method increased by 11 from December 31, 2010 to December 31, 2011.

Operating income decreased $69.4 million, or 33.0%, to $141.1 million for the year ended December 31, 2011 from $210.5 million for the year ended December 31, 2010, and decreased as a percentage of revenues to 23.2% from 36.5%, respectively. As further discussed in the “Executive Summary,” operating income was significantly impacted during 2011 and 2010 by several items. Excluding these items, operating income increased 10% and operating margins improved 150 basis points as compared to 2010. These increases were driven by increases in revenues of our facilities and equity in earnings of unconsolidated affiliates described above.

Interest expense, net of interest income, decreased $4.5 million to $64.7 million for the year ended December 31, 2011 from $69.2 million for the year ended December 31, 2010. The decrease is primarily due to the expiration of the U.S. interest rate swap in July 2011. In addition, 2010 was negatively affected by a $0.8 million interest expense related to a UK VAT assessment as the British tax authority reclaimed the amount.

Provision for income taxes was $56.7 million for the year ended December 31, 2011 as compared $32.3 million for the year ended December 31, 2010. During 2011, our effective tax rate was significantly increased by the U.K. goodwill impairment, which is not deductible in the computation of income tax. In addition, at December 31, 2011, we no longer qualified for excluding U.S. income tax from its provision with respect to our U.K. earnings and accordingly accrued a $13.2 million deferred tax liability.

Total loss from discontinued operations was $0.5 million for the year ended December 31, 2011 as compared to a loss of $7.0 million for the year ended December 31, 2010. We sold two entities in 2010 and designated two others as held for sale at December 31, 2010; these two facilities were sold in February 2011. The 2011 loss of $0.5 million represents the activity of the two entities sold during 2011 and final adjustment to the loss on their disposal. Because these entities are classified as discontinued operations, our consolidated statements of operations and the year over year comparisons reflect the historical results of their operations in discontinued operations for all periods presented.

Net income attributable to noncontrolling interests increased $9.4 million, or 15.5%, to $69.9 million for the year ended December 31, 2011 from $60.6 million for the year ended December 31, 2010. The increase in revenues of our consolidated facilities, as described above, drove an increase in our consolidated subsidiaries’ net income. As most of our consolidated businesses include owners besides us, an increase in the earnings of these businesses resulted in an increase in net income attributable to noncontrolling interests.

Net income decreased $90.1 million, or 82.1%, to $19.6 million for the year ended December 31, 2011 as compared to $102.7 million for the year ended December 31, 2010. Net income (loss) attributable to USPI’s common stockholder decreased $92.9 million, or 63.8% to a net loss of $50.8 million for the year ended December 31, 2011 as compared to net income of $42.1 million for the year ended December 31, 2010. While our facilities’ revenues and operating income margins increased during 2011 and we acquired additional facilities, this growth was more than offset by the goodwill impairment charge.

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

Equity in earnings of unconsolidated affiliates increased by $8.1 million, or 13.2%, to $69.9 million for the year ended December 31, 2010 from $61.8 million for the year ended December 31, 2009. Excluding an impairment charge we recorded on an equity method investment during 2010 of $3.7 million, our equity in earnings increased 19%, driven by the growth in revenues of our unconsolidated affiliates.

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

Total (loss) gain from discontinued operations was a loss of $7.0 million for the year ended December 31, 2010 as compared to earnings of $1.5 million for the year ended December 31, 2009. The $7.0 million represents loss from discontinued operations of $0.2 million and a loss on disposal of discontinued operations of $6.8 million. We sold two entities in 2010 and designated two others as held for sale. Because these entities are classified as discontinued operations, our consolidated statements of operations and the year over year comparisons reflect the historical results of their operations in discontinued operations for all periods presented.

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

Liquidity and Capital Resources

	Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$184,114	$169,064	$180,610
Net cash used in investing activities	(137,355)	(72,040)	(85,829)
Net cash used in financing activities	(64,689)	(73,999)	(111,247)

Overview

At December 31, 2011, we had cash and cash equivalents totaling $41.8 million, as compared to $60.3 million at December 31, 2010. A more detailed discussion of changes in our liquidity follows.

Operating Activities

Our cash flows from operating activities were $184.1 million, $169.1 million, and $180.6 million in the years ended December 31, 2011, 2010, and 2009, respectively. Operating cash flows in 2011 increased $15.1 million, or 8.9%, as compared to 2010 primarily as a result of the higher operating cash flows of our facilities being partially offset by our making $11.4 million of federal tax payments during 2011 that related to the 2010 tax year. Operating cash flows in 2010 were lower than 2009 by $11.5 million, or 6.4%, primarily due to the Company utilizing U.S. net operating loss carryforwards to settle the bulk of its U.S. federal tax liability in 2009.

A significant element of our cash flows from operating activities is the collection of patient receivables and the timing of payments to our vendors and service providers. Collections efforts for patient receivables are conducted primarily by our personnel at each facility or in centralized service centers for some metropolitan areas with multiple facilities. These collection efforts are facilitated by our patient accounting system, which prompts individual account follow-up through a series of phone calls and/or collection letters written 30 days after a procedure is billed and at 30 day intervals thereafter. Bad debt reserves are established in increasing percentages by aging category based on historical collection experience. Generally, the entire amount of all accounts remaining uncollected 180 days after the date of service are written off as bad debt and sent to an outside collection agency. Net amounts received from collection agencies are recorded as recoveries of bad debts. Our operating cash flows, including changes in accounts payable and other current liabilities, are impacted by the timing of payments to our vendors. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. In 2011, 2010 and 2009, we did not make any significant changes to our payment timing to our vendors.

Our net working capital deficit was $121.9 million at December 31, 2011 as compared to a net working capital deficit of $100.2 million in the prior year. The overall negative working capital position at December 31, 2011 and 2010 is primarily the result of $139.6 million and $116.1 million due to affiliates associated with our cash management system being employed for our unconsolidated facilities. As discussed further below, we have sufficient availability under our revolving credit agreement, together with our expected future operating cash flows, to service our obligations.

Investing Activities

During the years ended December 31, 2011, 2010 and 2009, respectively, our net cash used for investing activities was $137.4 million, $72.0 million and $85.8 million, respectively. The majority of the cash used in our investing activities relates to our purchases of businesses, incremental investment in unconsolidated affiliates and purchases of property and equipment. The cash used in investing activities was funded primarily from cash on hand as well as draws upon the revolving feature of our senior secured credit facility.

Acquisitions and Sales

During the year ended December 31, 2011, we invested $103.4 million, net of cash acquired, for the purchase and sales of businesses and investments in unconsolidated affiliates. These 2011 transactions are described earlier in this Item 7 under the captions “Acquisitions, Equity Investments and Development Projects” and “Discontinued Operations and Other Dispositions.” These transactions are summarized below:

Effective Date	Facility Location	Amount
Investments
December 2011	Sheffield, England	$23.1million
December 2011	Edinburgh, Scotland	2.0 million
December 2011	San Diego, California	3.3 million
December 2011	Hackensack, New Jersey	23.7 million
September 2011	Various (Titan and Titan buy-ups)	57.7 million
March 2011	Plano, Texas	1.9 million
March 2011	Oklahoma City, Oklahoma	1.2 million
January 2011	Dallas, Texas	1.3 million
January 2011	Rancho Mirage, California	0.5 million
Various	Various	4.2 million

118.9 million
Sales
December 2011	Caldwell, Idaho	1.0 million
September 2011	Cleveland, Ohio	1.2 million
August 2011	Dallas, Texas	1.6 million
June 2011	Lawton, Oklahoma	1.7 million
May 2011	Flint, Michigan	1.1 million
May 2011	Fort Worth, Texas	0.7 million
April 2011	Richmond, Virginia	0.6 million
February 2011	Templeton, California	0.4 million
February 2011	Houston, Texas	1.5 million
Various	Various	5.7million

15.5million

Total		$103.4 million

During the years 2010 and 2009, we invested $33.3 million and $59.5 million, respectively (all net of cash acquired) to make similar acquisitions. These transactions are summarized in this Item 7 under the caption “Acquisitions, Equity Investments and Development Projects.”

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

Property and Equipment/Facilities under Development

During the year ended December 31, 2011, we added $50.5 million in property and equipment, which includes $17.0 million of property and equipment acquired under capital lease arrangements. Approximately $31.8 million of the property and equipment purchases related to expansion and development projects, and the remaining $18.7 million primarily represents purchase of equipment at existing facilities. During the year ended December 31, 2010, approximately $21.3 million of the property and equipment purchases related to expansion and development projects, and the remaining $18.7 million primarily represents purchase of equipment at existing facilities. We added $29.7 million of property and equipment in the year 2009, of which $14.7 million related to expansion and development projects and the remaining $15.0 million related to purchases at existing facilities.

At December 31, 2011, we and our affiliates had two surgical facilities under construction in the United States. Costs to develop a short-stay surgical facility, which include construction, equipment and initial operating losses, vary depending on the range of specialties that will be undertaken at the facility. Our affiliates have budgeted a total of approximately $11.0 million for development costs for the projects under construction. Development costs are typically funded with approximately 50% debt at the entity level with the remainder provided as equity from the owners of the entity. Additionally, as each of these facilities becomes operational, each will have obligations associated with debt and capital lease arrangements.

Generally, we estimate that we will add 15 to 20 facilities per year through a combination of acquisition and de novo projects. This strategy will continue to require substantial capital resources, which for this number of facilities we would estimate to range from $80.0 million to $110.0 million per year over the next three years. If we identify strategic acquisition opportunities that are larger than usual for us, then these amounts could increase greatly.

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

Financing Activities

Cash flows used in financing activities were $64.7 million, $74.0 million and $111.2 million in the years ended December 31, 2011, 2010 and 2009, respectively. Historically, our cash flows from financing activities have been received through proceeds from long-term debt, offset by payments on long-term debt, as well as proceeds received from the issuance of our common stock. We also manage the cash of our unconsolidated affiliates. Cash distributions to noncontrolling interests (the other investors in the facilities we operate) are also a large component of our financing activities and were $67.9 million, $59.0 million and $63.6 million in the years ended December 31, 2011, 2010 and 2009, respectively.

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

We may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, we currently pay 0.50% per annum on the daily-unused commitment of the revolving credit facility. We also currently pay a quarterly participation fee of 2.13% per annum related to outstanding letters of credit. At December 31, 2011, we had $519.2 million of debt outstanding under the credit facility at a weighted average interest rate of approximately 2.3%. At December 31, 2011, we had $67.4 million available for borrowing under the revolving credit facility, representing the facility’s $85.0 million capacity, net of the $16.0 million outstanding balance at December 31, 2011 and $1.6 million of outstanding letters of credit.

The credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock, the capital stock of each of our wholly owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned foreign subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of December 31, 2011.

Senior subordinated notes

Also in connection with the merger, we issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, we may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest) or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. To date, we have paid all interest payments in cash. During 2009, we repurchased approximately $2.5 million in principal amount of the senior subordinated toggle notes in the open market. At December 31, 2011, we had $437.5 million of Notes outstanding. The Notes are unsecured senior subordinated obligations of our Company; however, the Notes are guaranteed by all of our current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants as of December 31, 2011.

On or after May 1, 2012, we may redeem all or a part of the Notes at a redemption price (expressed as a percentage of principal amount) plus accrued and unpaid interest. The redemption prices range from approximately 104% in 2012 to 100% in 2015 and thereafter.

United Kingdom borrowings

In April 2007, we entered into an amended and restated credit agreement, which covered our existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional Term Loan B facility of £10 million, which was drawn in April 2007. In March 2008, we further amended our U.K. Agreement to provide for a £2.0 million Term Loan C facility. We borrowed the entire £2.0 million in March 2008 to acquire property adjacent to one of our hospitals in London. In September 2011, we renewed our overdraft facility and added a new £10.0 million revolving credit facility to assist in funding the expansion of Holly House hospital. Under the renewal, we must pay a commitment fee of 0.5% per annum on the unused portion of the overdraft facility and 1.10% per annum on the unused revolving credit facility each quarter. Excluding availability on the overdraft facility and revolving credit facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At December 31, 2011, we had £32.7 million ($50.9 million) outstanding under the U.K. credit facility, including £4.0 million ($6.2 million) on the revolving credit facility at a weighted average interest rate of approximately 2.7%.

Interest on the borrowings is based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. Quarterly principal payments are required on the Term Loan A, which began in June 2007, and approximate $4.7 million in the first and second year, $6.2 million in the third and fourth year; $7.8 million in the fifth year, with the remainder due in the sixth year after the April 2007 closing. The Term Loan B does not require any principal payments prior to maturity and matures in 2013. The Term Loan C requires quarterly principal payments of approximately £0.1 million ($0.2 million), which began in June 2008 and continue through its maturity date of February 2013 when the final payment of £0.5 million ($0.8 million) is due. No principal payments are due on the revolving credit facility until its maturity in February 2013. The borrowings are guaranteed by certain of our subsidiaries in the United Kingdom with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contains various restrictive covenants, including financial covenants that limit our ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on our assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock. We believe we were in compliance with these covenants as of December 31, 2011.

We also have the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million ($3.9 million). We borrowed against the facility in June 2010 and November 2010 and have £1.1 million ($1.7 million) outstanding at December 31, 2011. The terms of the borrowings require monthly principal and interest payments over 48 months. We have pledged capital assets as collateral against these borrowings.

Purchases and Sales of Noncontrolling Interests

During 2011, 2010 and 2009, we purchased and sold a net of $0.5 million, $1.1 million and $2.1 million of noncontrolling interests. Transactions with noncontrolling interests in which we do not lose control of an entity are classified as financing activities. These transactions represent equity transactions because they are between us (or our subsidiaries) and noncontrolling interests.

Contractual Cash Obligations

Our contractual cash obligations as of December 31, 2011 are summarized as follows:

	Payments Due by Period
Contractual Cash Obligations	Total	Within 1 Year	Years 2 and 3	Years 4 and 5	Beyond 5 Years
	(In thousands)
Long term debt obligations:
Senior secured credit facility(1)	$519,180	$5,265	$513,915	$—	$—
Senior subordinated notes, due 2017(1)	240,000	—	—	—	240,000
Senior subordinated toggle notes, due 2017(1)	197,515	—	—	—	197,515
U.K. credit facility(1)	50,864	10,392	40,472	—	—
Other debt at operating subsidiaries(1)	30,185	5,683	11,618	7,315	5,569
Interest on long-term debt obligations(2)	245,512	52,849	95,617	79,984	17,062
Capitalized lease obligations(3)	51,264	6,962	11,052	7,305	25,945
Operating lease obligations	79,481	14,724	23,449	16,566	24,742

Total contractual cash obligations	$1,414,001	$95,875	$696,123	$111,170	$510,833

(1)	Scheduled principal payments.

(2)

Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the December 31, 2011 rates applicable to each debt instrument and also gives effect to the interest rate swap designated in a cash flow hedging relationship against a portion of the U.K. credit facility.

(3)	Includes principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have noncontrolling interest holders who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $56.9 million at December 31, 2011, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was approximately 51% at December 31, 2011. As further discussed below, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements.

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

A £19.0 million ($29.5 million) refurbishment and extension program has begun at our Holly House hospital in the U.K. and is due to be completed by late 2012. This expansion will provide three new operating rooms, an endoscopy suite, ten additional patient rooms, an eight bed day unit and six additional physician offices.

Off-Balance Sheet Arrangements

As a result of our strategy of partnering with physicians and not-for-profit health systems, we do not own controlling interests in the majority of our facilities. We account for 141 of our 206 surgical facilities under the equity method. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At December 31, 2011, the total debt on the balance sheets of our unconsolidated affiliates was approximately $440.6 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was approximately 24% at December 31, 2011. USPI or one of its wholly-owned subsidiaries had collectively guaranteed $42.8 million of the $440.6 million in total debt of our unconsolidated affiliates as of December 31, 2011. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $12.5 million as of December 31, 2011. Of the total $55.3 million of guarantees related to unconsolidated affiliates, approximately $8.7 million represents guarantees of obligations of four facilities which have been sold. We have full recourse to the buyers with respect to the $8.7 million related to the sold facilities. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

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

Related Party Transactions

We have entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3% to 8%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $60.0 million, $52.1 million, and $45.2 million in 2011, 2010, and 2009, respectively, and are included in management and contract service revenues in our consolidated statements of operations.

We regularly engage in purchases and sales of ownership interests in our facilities. We operate 30 surgical facilities in partnership with the Baylor Healthcare System (Baylor) and local physicians in the Dallas/Fort Worth area. Baylor’s Chief Executive Officer is a member of our board of directors. The following table summarizes transactions with Baylor during 2011 and 2009. We had no such transactions in 2010. We believe that the sale prices were approximately the same as if they had been negotiated on an arms’ length basis, and the prices equaled the value assigned by an external appraiser who valued the businesses immediately prior to the sale.

Date	Facility Location	Proceeds	Gain

August 2011	Dallas, Texas(1)	$1.6 million	$	— million
December 2009	Dallas, Texas(2)	$1.2 million		$0.3 million
December 2009	Fort Worth, Texas(3)	2.4 million		0.1 million

Total		$3.6 million		$0.4 million

(1)	Baylor acquired a controlling interest in this facility. We continue to account for this facility under the equity method of accounting.

(2)	Baylor acquired a controlling interest in a facility from us, which transferred control of the facility to Baylor. We now account for this facility under the equity method of accounting.

(3)	Baylor acquired a controlling interest in two facilities. We continue to account for these facilities under the equity method of accounting.

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our company, in the amount of $2.0 million for the years ended December 31, 2011, 2010 and 2009. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At December 31, 2011, we had approximately $5.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $4.7 million is included in other long term liabilities in the accompanying consolidated balance sheet. At December 31, 2010, we had approximately $4.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $3.7 million is included in other long term liabilities in the accompanying consolidated balance sheet.

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

As further discussed in Note 10 to the accompanying consolidated financial statements, in order to manage interest rate risk related to a portion of our variable-rate U.K. debt, we entered into an interest swap effective March 31, 2011 for a notional amount of £18.0 million ($28.0 million). The interest rate swap requires us to pay 1.45% and to receive interest at a variable rate of three-month GBP-LIBOR (currently 1.1%), and is reset quarterly. No collateral is required under the interest rate swap agreement. As of December 31, 2011, the rate under our swap agreement was unfavorable compared to the market. The swap matures in June 2012.

At December 31, 2011, the fair value of U.K. interest rate swap was a current liability of approximately $0.1 million. The estimated fair value of the interest rate swap was determined using a present value model of the contractual payments. Inputs to the model were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost we would have to pay to transfer the obligation to a market participant with similar credit risk.

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At December 31, 2011, $511.7 million of our outstanding debt was in fixed rate instruments and the remaining $526.1 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $5.3 million.

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

In December 2011, one of our U.S. subsidiaries loaned our U.K. subsidiary £15.0 million to fund the purchase of a hospital in Sheffield, England. In order to protect the Company against foreign currency fluctuations, in January 2012, we entered into a forward contract with a bank to lock in the receipt of $21.5 million when the loan is due on May 31, 2012.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our reports filed with the Commission. There have been no significant changes in our internal controls which could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design and testing of the operational effectiveness of the Company’s internal control over financial reporting. USPI acquired several subsidiaries and equity method investments during 2011. Accordingly, management’s evaluation excluded the operations of the following subsidiaries and equity method investments acquired during 2011, with total assets of approximately

$101.2 million and approximately $2.5 million of revenues included in the Company’s consolidated financial statements as of December 31, 2011:

•	Titan Health Corporation

•	USP Bergen, Inc.

•	USP Encinitas Endoscopy, Inc.

•	Aspen Healthcare, Ltd. (Investment in Claremont Hospital)

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

Item 9B.     Other Information

None.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Executive officers of USPI are elected annually by the board of directors and serve until their successors are duly elected and qualified. Directors are elected by USPI’s stockholders and serve until their successors are duly elected and qualified. There are no arrangements or understandings between any officer or director and any other person pursuant to which any officer or director was, or is to be, selected as an officer, director, or nominee for officer or director. There are no family relationships among any of our executive officers or directors. The names, ages as of March 2, 2012, and positions of the executive officers and directors of USPI are listed below along with their relevant business experience.

Name	Age	Position(s)
Donald E. Steen	65	Chairman of the Board
William H. Wilcox	60	Chief Executive Officer and Director
Brett P. Brodnax	47	President and Chief Development Officer
Mark A. Kopser	47	Executive Vice President and Chief Financial Officer
Niels P. Vernegaard	55	Executive Vice President and Chief Operating Officer
Philip A. Spencer	42	Senior Vice President, Business Development
Joel T. Allison	64	Director
Michael E. Donovan	35	Director
John C. Garrett, M.D.	69	Director
D. Scott Mackesy	43	Director
James Ken Newman	68	Director
Boone Powell, Jr.	75	Director
Paul B. Queally	47	Director
Raymond A. Ranelli	64	Director

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

William H. Wilcox joined USPI as its president and a director in September 1998. Mr. Wilcox has served as USPI’s chief executive officer since April 2004 and is a member of the executive committee. Mr. Wilcox served as president and chief executive officer of United Dental Care, Inc. from 1996 until joining USPI. Mr. Wilcox served as president of the Surgery Group of HCA and president and chief executive officer of the Ambulatory Surgery Division of HCA from 1994 until 1996. Prior to that time, Mr. Wilcox also previously served as the chief operating officer and a director of Medical Care International, Inc. Mr. Wilcox, through his intimate knowledge of the operational, financial and strategic development of USPI and his experience in the healthcare industry, provides the board with a valuable perspective into the opportunities and challenges facing the Company.

Brett P. Brodnax serves as the president and chief development officer of USPI. Prior to joining USPI in December 1999, Mr. Brodnax was an assistant vice president of the Baylor Health Care System (Baylor) from 1990 until 1999. Mr. Brodnax also served as a director of AmeriPath, Inc. from January 2005 until May 2007.

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

James Ken Newman has served on our board since May 2005 and is a member of the audit and compliance committee. Mr. Newman served as president and chief executive officer of Horizon Health Corporation from May 2003 until its sale in June 2007 and as chairman of the board from February 1992 until June 2007. From July 1989 until September 1997, he served as president of Horizon Health and from July 1989 until October 1998, he also served as chief executive officer of Horizon Health. Mr. Newman is a member of the board of directors of Telescape Communications, Inc. and Springstone, Inc. Mr. Newman’s leadership and experience in the healthcare industry helps the board better assess the challenges and opportunities facing USPI.

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

Raymond A. Ranelli joined our board in May 2007 and serves as the chairman of the audit and compliance committee. Mr. Ranelli retired from PricewaterhouseCoopers in 2003 where he was a partner for over 20 years. Mr. Ranelli held several positions at PricewaterhouseCoopers including Vice Chairman and Global Leader of the Financial Advisory Services practice. Mr. Ranelli is also a director of United Vision Logistics, Ozburn-Hessey Logistics, K2M, Inc. and Syniverse Technologies, Inc. Mr. Ranelli possesses in-depth, practical knowledge of financial and accounting principles, having served in the financial services sector for over 20 years and serving on other boards and committees. This background, along with his past experience as a certified public accountant, is important to his role as chairman of the audit and compliance committee.

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

Base Salary

Base salaries for our named executive officers are established based on the scope of their responsibilities and their prior relevant experience, taking into account competitive market compensation paid by other companies in our industry for similar positions and the overall market demand for such executives at the time of hire. A named executive officer’s base salary is also determined by reviewing the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy. Base salaries are reviewed annually and may be increased for merit reasons, based on the executive’s success in meeting or exceeding individual performance objectives. Additionally, we may adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities. Based on these factors base salaries for our named executive officers were set as follows effective June 1, 2011: $625,000 for Mr. Wilcox, $525,000 for Mr. Brodnax, $383,000 for Mr. Kopser, $340,000 for Mr. Spencer and $448,000 for Mr. Vernegaard.

Annual Bonus

Our compensation program includes eligibility for an annual incentive cash bonus. The compensation committee assesses the level of the named executive officer’s achievement of meeting individual goals, as well as that officer’s contribution towards our long-term, Company-wide goals. The amount of the cash bonus depends primarily on the Company meeting budgeted EBITDA goals, with a target bonus for each named executive officer generally set as a percentage of base salary. Target bonuses for the named executive officers were set at 50% of base salary for 2011, except for Mr. Wilcox whose target bonus was set at 75% of base salary for 2011. Based on the Company’s EBITDA performance compared to budget in 2011, all named executive officers received a bonus of 15% of their base salaries, except for Mr. Wilcox whose bonus was 18% of his base salary.

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

Long-Term Equity Incentives

We believe that equity-based awards allow us to reward named executive officers for their sustained contributions to the Company. We also believe that equity awards reward continued employment by a named executive officer, with an associated benefit to us of employee continuity and retention. We believe that equity awards provide management with a strong link to long-term corporate performance and the creation of stockholder value. The compensation committee has the authority to grant shares of restricted stock and options to purchase shares of certain classes of common and preferred equity securities of our Parent. The compensation committee does not award equity awards according to a prescribed formula or target. Instead, the compensation committee takes into account the individual’s position, scope of responsibility, ability to affect profits and the individual’s historic and recent performance and the value of the awards in relation to other elements of the individual executive’s total compensation. In connection with Mr. Brodnax’s promotion to the additional position of President effective June 1, 2011, he was granted options to purchase 1,000,000 shares of the Company’s common stock. These options vest ratably over four years and have an exercise price of $1.85 per share, equal to the compensation committee’s estimate of fair value on the date of grant. No other equity awards were granted to the Company’s named executive officers in 2011. For a further description of the Company’s equity-based plan, see “Restricted Stock and Option Plan” below.

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

We also make available to our named executive officers certain perquisites and other benefits that we believe are reasonable and consistent with the perquisites that would be available to them at companies with whom we compete for experienced senior management. The primary perquisite we currently provide to named executive officers as well as certain other select members of the management team is access to a Deferred Compensation Plan (“DCP”) through which the individuals can voluntarily defer up to 75% of their base salary and 100% of their bonus. We match fifty percent of the first ten percent of compensation voluntarily deferred under this plan. Additionally, in 2011 we contributed $200,000 and $75,000 respectively to Messrs. Wilcox’s and Vernegaard’s DCP accounts.

Compensation Committee Report

The compensation committee of USPI has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee

Paul B. Queally, Chairman
D. Scott Mackesy

Summary Compensation Table for 2011

The following table sets forth the total remuneration paid by us for each of the last three fiscal years to the named executive officers.

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation	Change in Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
William H. Wilcox	2011	$614,583	$110,625	(2)	$—	$—	—	$90,781	$245,279	(3)	$1,061,268
President, Chief	2010	600,000	150,000	(2)	—	—	—	147,624	273,866	(3)	1,171,490
Executive Officer and	2009	600,000	750,000	(2)	—	—	—	243,983	264,350	(3)	1,858,332
Director

Brett P. Brodnax	2011	466,250	69,938	(4)	—	750,000	—	6,638	35,463	(3)	1,328,289
President and	2010	384,000	96,000	(4)	—	—	—	78,887	40,860	(3)	599,747
Chief Development Officer	2009	384,000	288,000	(4)	—	—	—	129,867	38,050	(3)	839,917

Mark A. Kopser	2011	372,583	55,887	(2)	—	—	—	(2,118)	30,454	(3)	456,806
Executive Vice President	2010	358,000	89,500	(2)	—	—	—	39,159	38,591	(3)	525,250
and Chief Financial Officer	2009	358,000	268,500	(2)	—	—	—	81,803	35,546	(3)	743,849

Philip A. Spencer	2011	333,750	50,063	(5)	—	—	—	1,419	19,756	(3)	404,988
Senior Vice President,	2010	325,000	81,250	(2)	—	—	—	3,505	23,600	(3)	433,355
Business Development	2009	139,167	104,375		380,000	—	—	—	2,505	(3)	626,047

Niels P. Vernegaard	2011	439,667	65,950	(2)	—	—	—	8,920	109,633	(3)	624,170
Executive Vice President	2010	428,000	107,000	(2)	—	—	—	74,782	119,700	(3)	729,482
and Chief Operating Officer	2009	428,000	321,000	(2)	—	—	—	91,422	116,039	(3)	956,461

(1)

We account for the cost of stock-based and option-based compensation awarded under the 2007 Equity Incentive Plan adopted by our Parent under which the cost of equity awards to employees is measured by the aggregate grant date fair value of the awards on their grant date calculated in accordance with the FASB’s Accounting Standards Codification Topic 718. No forfeitures occurred during 2009, 2010 or 2011. Assumptions used in calculation of these amounts are included in Note 14 to our consolidated audited financial statements for the fiscal year ended December 31, 2011, included in this Annual Report on Form 10-K.

(2)	Ninety percent of the amount shown was paid in cash and ten percent was deferred at our named executive officers’ election pursuant to USPI’s Deferred Compensation Plan (the “DCP”).

(3)	Includes discretionary contributions to the named executive officers’ DCP and matching contributions to the named executive officers’ DCP and 401(k) accounts as follows:

	Discretionary Contribution to DCP	Matching Contribution 401(k)	Matching Contribution DCP
Mr. Wilcox
2011	$200,000	$7,350	$37,929
2010	200,000	7,350	66,516
2009	200,000	7,350	57,000

Mr. Brodnax
2011	—	7,350	28,113
2010	—	7,350	33,510
2009	—	7,350	30,700

Mr. Kopser
2011	—	7,350	23,104
2010	—	7,350	31,241
2009	—	7,350	28,196

Mr. Spencer
2011	—	7,350	12,406
2010	—	7,350	16,250
2009	—	2,505	—

Mr. Vernegaard
2011	75,000	7,350	27,283
2010	75,000	7,350	37,350
2009	75,000	7,350	33,689

(4)	Fifty percent of the amount shown was paid in cash and fifty percent was deferred at Mr. Brodnax’s election pursuant to the DCP.

(5)	Ninety-five percent of the amount shown was paid in cash and five percent was deferred at our named executive officers’ election pursuant to the DCP.

Grant of Plan-Based Awards

The following table shows the plan-based awards granted to the named executive officers during 2011.

Name	Grant Date		All Other Options Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
William H. Wilcox	—		—		—	—
Brett P. Brodnax	6/1/2011	(1)	1,000,000	(2)	$1.85	$750,000
Mark A. Kopser	—		—		—	—
Philip A. Spencer	—		—		—	—
Niels P. Vernegaard	—		—		—	—

(1)	Mr. Brodnax received an option award under the 2007 Equity Incentive Plan in connection with his promotion to President of the Company.

(2)	Mr. Brodnax’s options vest 25% per year over four years and have an eight-year contractual life.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by our named executive officers as of December 31, 2011.

			Option Awards				Stock Awards
	Grant Date		Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Shares that have not Vested		Fair Value of Shares that have not Vested(4)
Name			(Exerciseable)	(Unexerciseable)
William H. Wilcox	4/19/2007	(1)	—	—	—	—	2,375,000	(5)	$6,436,250
	4/19/2007	(1)	—	—	—	—	495,536	(6)	1,342,903
Brett P. Brodnax	4/19/2007	(1)	—	—	—	—	950,000	(5)	2,574,500
	4/19/2007	(1)	—	—	—	—	275,853	(6)	747,562
	6/1/2011	(2)	—	1,000,000	$1.85	6/1/2019	—		—
Mark A. Kopser	4/19/2007	(1)	—	—	—	—	850,000	(5)	2,303,500
	4/19/2007	(1)	—	—	—	—	220,683	(6)	598,051
Philip A. Spencer	8/28/2009	(3)	—	—	—	—	250,000	(5)	677,500
			—	—	—	—	—		—
Niels P. Vernegaard	4/19/2007	(1)	—	—	—	—	850,000	(5)	2,303,500
	4/19/2007	(1)	—	—	—	—	245,203	(6)	664,500

(1)	Upon consummation of the merger, our named executive officers received new stock awards under the 2007 Equity Incentive Plan.

(2)	Mr. Brodnax received an option award under the 2007 Equity Incentive Plan in connection with his promotion to President of the Company.

(3)	Mr. Spencer received a stock award upon joining the Company.

(4)

Because there is no active trading market for our common stock, we rely on members of the compensation committee and Welsh Carson to determine in good faith the fair value of our common stock. As of December 31, 2011, this value was determined to be $2.71 per share of common stock. Neither USPI, USPI Holdings, Inc. nor USPI Group Holdings, Inc. has any class of equity securities registered under Section 12 of the Exchange Act.

(5)	The restrictions with respect to these shares will lapse on April 19, 2015; provided however, that such restrictions may lapse sooner if certain internal rate of return targets are met.

(6)

The restrictions with respect to such shares will lapse upon a change of control or other exit event provided that Welsh Carson shall have disposed of all of its shares of our Parent acquired in connection with the merger and received its cost basis in such shares plus a return of at least 100%.

Option Exercises and Stock Values

The following table shows all stock options exercised during 2011 and the value realized upon exercise, and all stock awards vested during 2011 and the value realized upon vesting.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
William H. Wilcox	N/A	$—	593,750	$1,098,738
Brett P. Brodnax	N/A	—	237,500	439,375
Mark A. Kopser	N/A	—	212,500	393,125
Philip A. Spencer	N/A	—	125,000	231,250
Niels P. Vernegaard	N/A	—	212,500	393,125

(1)

Because there is no active trading market for our common stock, we rely on members of the compensation committee and Welsh Carson to determine in good faith the fair value of our common stock. As of April 19, 2011, this value was determined to be $1.85 per share of common stock. Neither USPI, USPI Holdings, Inc. nor USPI Group Holdings, Inc. has any class of equity securities registered under Section 12 of the Exchange Act.

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

Nonqualified Deferred Compensation

The following table shows certain information regarding the named executive officers’ DCP accounts as of December 31, 2011.

	2011 Activity				Aggregate Balance at December 31, 2011
Name	Executive Contribution	USPI Contribution	Aggregate Earnings	Aggregate Withdrawals/ Distributions
William H. Wilcox	$75,858	$237,929	$90,781	$361,037	$2,597,929
Brett P. Brodnax	94,625	28,113	6,638	536,619	318,287
Mark A. Kopser	46,208	23,104	(2,118)	192,636	250,527
Philip A. Spencer	24,812	12,406	1,419	—	90,893
Niels P. Vernegaard	54,567	102,283	8,920	—	1,181,314

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

The initial term of our employment agreement with William H. Wilcox was for two years from April 18, 2007. Thereafter, Mr. Wilcox’s employment agreement automatically renews for additional two-year terms unless at least 30 days prior to the end of a two-year term, USPI or Mr. Wilcox gives notice that it or he does not wish to extend the agreement. Mr. Wilcox is paid a base salary of $625,000 per year, subject to increase from time to time with the possibility of a bonus, determined by the compensation committee in its sole discretion.

The initial term of our employment agreements with Mark A. Kopser and Brett P. Brodnax was for one year from April 18, 2007 to April 18, 2008. Thereafter, each agreement automatically renews for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or the executive gives notice that it or he does not wish to extend the agreement. Mr. Kopser is paid a base salary of $383,000 per year and Mr. Brodnax, $525,000 per year, and each is subject to increase from time to time with the possibility of a bonus, determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Niels P. Vernegaard was for two years from April 18, 2007. Thereafter, Mr. Vernegaard’s employment agreement automatically renews for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or Mr. Vernegaard gives notice that it or he does not wish to extend the agreement. Mr. Vernegaard is paid a base salary of $448,000 per year, subject to increase from time to time with the possibility of a bonus determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Philip A. Spencer is for three years from July 29, 2009. Thereafter, Mr. Spencer’s employment agreement automatically renews for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or Mr. Spencer gives notice that it or he does not wish to extend the agreement. Mr. Spencer is paid a base salary of $340,000 per year, subject to increase from time to time with the possibility of a bonus determined by the compensation committee in its sole discretion.

Each of the employment agreements with our named executive officers also provides that if the executive is terminated for cause, or if he terminates his employment agreement without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of his termination. In addition, if we terminate the employment without cause or upon failure to renew his employment agreement, or if he terminates his employment for certain enumerated good reasons, we will (i) continue to pay him his base salary at the rate in effect on the date of his termination for twelve months; (ii) continue his health insurance benefits for 12 months following his date of termination (24 months for Mr. Wilcox) or the economic equivalent thereof if such continuation is not permissible under the terms of our health insurance plan; and (iii) pay him a good faith estimate of the bonus he would have received had he remained employed through the end of the fiscal year in which his termination occurred. Our obligations set forth in items (i) to (iii) above are conditioned on the executive signing a release of claims and the continued performance of his continuing obligations under his employment agreement.

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

Potential Payments Upon Termination or Change of Control

The following table sets forth for each named executive officer potential post-employment payments and payments on a change in control and assumes that the triggering event took place on December 31, 2011.

Name	Cash Severance Payment		Accrued Bonus(1)(2)	Benefits(3)		Accelerated Vesting upon Change of Control(4)
William H. Wilcox	$1,300,000	(5)	$110,625	$14,088	(5)	$7,779,153
Brett P. Brodnax	525,000	(6)	69,938	6,744	(6)	3,322,062
Mark A. Kopser	383,000	(6)	55,887	9,108	(6)	2,901,551
Philip A. Spencer	340,000	(6)	50,063	9,108	(6)	677,500
Niels P. Vernegaard	448,000	(6)	65,950	7,944	(6)	2,968,000

(1)	Amounts are based on the bonus amount paid with respect to 2011.

(2)	Amounts will be paid at such time as annual bonuses are payable to other executive and officers of USPI in accordance with USPI’s normal payroll practices.

(3)

Amounts consist of the cost to continue to pay such named executive officer’s health insurance benefits for the designated term or the economic equivalent thereof if such continuation is not permissible under the terms of the USPI’s health insurance plan.

(4)

Pursuant to the restricted stock award agreements with our named executive officers, all unvested restricted shares of our Parent’s common stock will vest in full upon a change of control if, as a result of such change of control, Welsh Carson shall have disposed of all of its shares of our Parent acquired in connection with the merger and received its cost basis in such shares plus a return of at least 100%. A change of control is not defined to include an initial public offering of our stock. In the event such restricted shares do not vest on such change of control, then such restricted shares shall be forfeited upon the closing of such change of control transaction. The results in this column are the result of multiplying the total possible number of restricted shares of our Parent’s common stock that vest upon a change of control by $2.71 per share. Because there is no active trading market for our common stock, we rely on members of the compensation committee and Welsh Carson to determine in good faith the fair value of our common stock. As of December 31, 2011, this value was determined to be $2.71 per share of common stock. Neither USPI, USPI Holdings, Inc. nor USPI Group Holdings, Inc. has any class of equity securities registered under Section 12 of the Exchange Act.

(5)	Amounts to be paid over twenty-four months.

(6)	Amounts to be paid over twelve months.

Director Compensation

The chairman and members of our board of directors who are also officers or employees of USPI, affiliates of Welsh Carson and Mr. Allison do not receive compensation for their services as directors. At Mr. Allison’s direction, his compensation for his service as a director are paid to his employer Baylor. The other directors (“non- employee directors”) receive cash compensation in the amount of $30,000 per year and are eligible to participate in our group insurance benefits. If a non-employee director elects to participate, the director will pay the full cost of such benefits. Non-employee directors also receive the following for all meetings attended: $2,500 per board meeting, $1,250 per telephonic meeting, $3,000 per audit committee meeting and $1,000 per other committee meeting. In addition, the audit committee chairman is paid a retainer of $20,000 per year.

The following table sets forth the compensation paid to our non-employee directors in 2011.

2011 Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total
Joel T. Allison	$—	$—	$—	$—
John C. Garrett, M.D.	46,500	74,000	18,500	139,000
James Ken Newman	46,500	74,000	18,500	139,000
Boone Powell, Jr.	37,500	74,000	18,500	130,000
Raymond A. Ranelli	65,250	74,000	18,500	157,750

(1)

We account for the cost of stock-based compensation awarded under the 2007 Equity Incentive Plan adopted by our Parent under which the cost of equity awards to employees is measured by the aggregate grant date fair value of the awards on their grant date calculated in accordance with the FASB’s Accounting Standards Codification Topic 718. No forfeitures occurred during 2011. On July 1, 2011 a grant of 40,000 restricted shares was made to each of Parent’s non-employee directors. The shares vest 25% per year over four years. These restricted shares were valued at $1.85 per share equal to the fair value per share of common stock as determined by the compensation committee. Assumptions used in calculation of these amounts are included in Note 14 to our consolidated audited financial statements for the fiscal year ended December 31, 2011, included in this Annual Report on Form 10-K.

(2)	Non-employee directors were issued a cash stipend of $18,500 in connection with the stock awards issued in July 2011.

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

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors consists of Messrs. Queally (Chairman) and Mackesy. None of such persons are officers or employees or former officers or employees of the Company. None of the executive officers of the Company served as a member of the compensation committee of any other company during 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

USPI does not issue any of its equity securities in conjunction with an equity compensation plan. See Item 11, “Executive Compensation- Restricted Stock and Option Plan,” for a discussion of Parent’s equity compensation plan.

All of the issued and outstanding stock of USPI is owned by Holdings, which in turn is wholly-owned by Parent. The following table sets forth information as of March 2, 2012, with respect to the beneficial ownership of the capital stock of our Parent by (i) our chief executive officer and each of the other named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our Parent’s outstanding capital stock.

Name of Beneficial Owner(1)	Common Shares Beneficially Owned	Percent of Outstanding Common Shares	Participating Preferred Shares Beneficially Owned	Percent of Outstanding Participating Preferred Shares
Welsh, Carson, Anderson & Stowe(2)	136,448,356	86.1%	17,326,775	96.3%
California State Teacher’s Retirement System(3)	22,183,099	14.0%	2,816,901	15.7%
CPP Investment Board (USRE II) Inc.(4)	26,619,718	16.8%	3,380,282	18.8%
Silvertech Investment PTE Ltd(5)	8,873,239	5.6%	1,126,761	6.3%
Donald E. Steen(6)	1,421,127	*	78,873	*
William H. Wilcox(7)	6,488,790	4.1%	157,746	*
Brett P. Brodnax(8)	2,388,811	1.5%	27,042	*
Mark A. Kopser(9)	2,364,345	1.5%	56,338	*
Niels P. Vernegaard(10)	2,007,194	1.3%	7,872	*
Philip A. Spencer(11)	500,000	*	—	*
Joel T. Allison	—	—	—	—
Michael E. Donovan(12)(13)	80,000	*	—	—
John C. Garrett, M.D.(13)	213,095	*	16,901	*
D. Scott Mackesy(12)(13)	80,000	*	—	—
James K. Newman(13)	257,463	*	22,535	*
Boone Powell, Jr.(13)	151,001	*	9,016	*
Paul B. Queally(12)(14)	255,457	*	22,281	*
Raymond A. Ranelli(13)	137,363	*	7,885	*
All directors and executive officers as a group(15)	16,344,646	10.3%	406,489	2.3%

*	Less than one percent

(1)	Unless otherwise indicated, the principal executive offices of each of the beneficial owners identified are located at 15305 Dallas Parkway, Suite 1600, Addison, Texas 77001.

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

(13)	Includes 80,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement.

(14)

Includes (A) an aggregate 3,090 common shares and 393 preferred shares owned by certain trusts established for the benefit of Mr. Queally’s children for which, in each case, Mr. Queally acts as a trustee and has voting and investment power over such shares and (B) 80,000 common shares which are subject to restrictions on transfer set forth in a restricted stock awards agreement.

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

Other Arrangements

We have entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3% to 8%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $60.0 million, $52.1 million, and $45.2 million in 2011, 2010 and 2009, respectively, and are included in management and contract service revenue in our consolidated statements of operations.

We regularly engage in purchases and sales of ownership interests in our facilities. We operate 30 surgical facilities in partnership with the Baylor Health Care System (Baylor) and local physicians in the Dallas/Fort Worth area. Baylor’s Chief Executive Officer is a member of our board of directors. The following table summarizes transactions with Baylor during 2011 and 2009. We had no such transactions in 2010. We believe that the sale prices were approximately the same as if they had been negotiated on an arms’ length basis, and the prices equaled the value assigned by an external appraiser who valued the businesses immediately prior to the sale.

Date	Facility Location		Proceeds	Gain
August 2011	Dallas, Texas	(1)	$1.6 million	$	— million
December 2009	Dallas, Texas	(2)	$1.2 million		$0.3 million
December 2009	Fort Worth, Texas	(3)	2.4 million		0.1 million

Total			$3.6 million		$0.4 million

(1)	Baylor acquired a controlling interest in this facility. We continue to account for this facility under the equity method of accounting.

(2)	Baylor acquired a controlling interest in a facility from us, which transferred control of the facility to Baylor. We now account for this facility under the equity method of accounting.

(3)	Baylor acquired a controlling interest in two facilities. We continue to account for these facilities under the equity method of accounting.

Additionally, we derived approximately 3% of our revenues and approximately 46% of our equity in earnings of unconsolidated affiliates in 2011 from our joint venture with Baylor.

Marc Steen, the son of Donald E. Steen, is employed by USPI as Vice President, Development. During 2011, Marc Steen earned approximately $206,500 in salary and bonus. Additionally, $84,736 of relocation expenses were paid by USPI on behalf of Marc Steen.

Blake Allison, the son of Joel T. Allison, is employed by USPI as a Vice President. During 2011, Blake Allison earned approximately $170,000 in salary and bonus. Additionally, $32,311 of relocation expenses were paid by USPI on behalf of Blake Allison.

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

ITEM 14.     Principal Accounting Fees and Services

The following table shows the aggregate fees billed by KPMG LLP, our independent registered public accounting firm, during the years ended December 31, 2011 and 2010:

Description of Fees	2011	2010
Audit Fees(1)	$1,655,000	$1,489,640
Audit Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	403,980	332,250

	$2,058,980	$1,821,890

(1)

Audit Fees.    Includes fees billed for professional services rendered for the audit of our annual financial statements included in our Form 10-K, reviews of our quarterly financial statements included in Forms 10-Q, audits of subsidiaries, reviews of our other filings with the SEC, and other research work necessary to comply with generally accepted accounting standards for the years ended December 31, 2011 and 2010.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements are filed as part of this Form 10-K:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Comprehensive Income (Loss)	F-5

Consolidated Statements of Changes in Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8

(2) Financial Statement Schedule — Schedule II	S-1

(3) The following consolidated financial statements of Texas Health Ventures Group, L.L.C. and Subsidiaries are presented pursuant to Rule 3-09 of Regulation S-X:

Report of Independent Auditors	3

Consolidated Balance Sheets as of June 30, 2011 and 2010	4

Consolidated Statements of Income for the years ended June 30, 2011 and 2010	5

Consolidated Statements of Changes in Equity for the years ended June 30, 2011 and 2010	6

Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010	7

Notes to Consolidated Financial Statements	8

Report of Independent Auditors	27

Consolidated Balance Sheets as of June 30, 2010 and 2009	28

Consolidated Statements of Income for the years ended June 30, 2010 and 2009	29

Consolidated Statements of Changes in Equity for the years ended June 30, 2010 and 2009	30

Consolidated Statements of Cash Flows for the years ended June 30, 2010 and 2009	31

Notes to Consolidated Financial Statements	32

(4) Exhibits	IV-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Surgical Partners International, Inc.:

We have audited the accompanying consolidated balance sheets of United Surgical Partners International, Inc. (the Company) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years in the three year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Surgical Partners International, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Dallas, Texas

March 2, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Surgical Partners International, Inc.:

We have audited United Surgical Partners International, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Surgical Partners International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, United Surgical Partners International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

United Surgical Partners International, Inc. acquired several subsidiaries and equity method investments during 2011, and management excluded from its assessment of the effectiveness of United Surgical Partners International, Inc.’s internal control over financial reporting as of December 31, 2011, the Company’s internal control over financial reporting associated with total assets of $101.2 million and $2.5 million of revenues included in the consolidated financial statements of United Surgical Partners International, Inc. and subsidiaries as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of United Surgical Partners International, Inc. also excluded an evaluation of the internal control over financial reporting of those subsidiaries and equity method investments which are listed below:

•	Titan Health Corporation

•	USP Bergen, Inc.

•	USP Encinitas Endoscopy, Inc.

•	Aspen Healthcare, Ltd. (Investment in Claremont Hospital)

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years in the three year period ended December 31, 2011 and our report dated March 2, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Dallas, Texas

March 2, 2012

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
	(In thousands, except share amounts)
ASSETS
Cash and cash equivalents (Note 1)	$41,822	$60,253
Accounts receivable, net of allowance for doubtful accounts of $8,576 and $7,481, respectively	58,057	50,082
Other receivables (Note 6)	10,499	15,242
Inventories of supplies	10,117	9,191
Deferred tax asset, net (Note 13)	14,704	14,961
Prepaids and other current assets (Note 1)	20,129	14,682

Total current assets	155,328	164,411
Property and equipment, net (Note 7)	235,321	202,260
Investments in unconsolidated affiliates (Note 3)	444,734	393,561
Goodwill (Note 8)	1,209,345	1,268,663
Intangible assets, net (Note 8)	327,140	319,213
Other assets	21,630	24,631

Total assets	$2,393,498	$2,372,739

LIABILITIES AND EQUITY
Accounts payable	$28,765	$23,488
Accrued salaries and benefits	24,405	26,153
Due to affiliates	139,628	116,104
Accrued interest	6,671	8,714
Current portion of long-term debt (Note 9)	25,487	22,386
Other current liabilities	52,281	67,815

Total current liabilities	277,237	264,660
Long-term debt, less current portion (Note 9)	1,042,969	1,047,440
Other long-term liabilities	30,807	26,615
Deferred tax liability, net (Note 13)	167,946	131,205

Total liabilities	1,518,959	1,469,920
Noncontrolling interests — redeemable (Note 4)	106,668	81,668
Commitments and contingencies (Notes 4 and 16)
Equity (Note 14):
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	778,030	784,573
Accumulated other comprehensive loss, net of tax	(63,033)	(66,351)
Retained earnings	17,691	68,535

Total USPI stockholder’s equity	732,688	786,757
Noncontrolling interests — nonredeemable (Note 4)	35,183	34,394

Total equity	767,871	821,151

Total liabilities and equity	$2,393,498	$2,372,739

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands)
Revenues:
Net patient service revenues	$528,563	$504,765	$523,899
Management and contract service revenues	72,113	64,838	58,326
Other revenues	8,910	7,062	11,250

Total revenues	609,586	576,665	593,475
Equity in earnings of unconsolidated affiliates	82,752	69,916	61,771
Operating expenses:
Salaries, benefits, and other employee costs	165,083	156,213	160,278
Medical services and supplies	99,559	97,940	99,510
Other operating expenses	98,246	99,075	89,347
General and administrative expenses	43,710	38,202	38,769
Provision for doubtful accounts	9,648	8,458	8,720
Goodwill impairment (Note 8)	107,028	—	—
Net (gains) losses on deconsolidations, disposals and impairments (Notes 2 and 8)	(1,529)	6,378	29,162
Depreciation and amortization	29,462	29,799	31,165

Total operating expenses	551,207	436,065	456,951

Operating income	141,131	210,516	198,295
Interest income	583	798	2,741
Interest expense	(65,308)	(70,038)	(70,353)
Other, net	(73)	708	373

Total other expense, net	(64,798)	(68,532)	(67,239)

Income from continuing operations before income taxes	76,333	141,984	131,056
Income tax benefit (expense) (Note 13)	(56,729)	(32,328)	879

Income from continuing operations	19,604	109,656	131,935
Discontinued operations, net of tax (Note 2):
Income (loss) from discontinued operations	10	(221)	1,453
Loss on disposal of discontinued operations	(529)	(6,782)	—

Total earnings (loss) from discontinued operations	(519)	(7,003)	1,453

Net income	19,085	102,653	133,388
Less: Net income attributable to noncontrolling interests	(69,929)	(60,560)	(63,722)

Net income (loss) attributable to USPI’s common stockholder	$(50,844)	$42,093	$69,666

Amounts attributable to USPI’s common stockholder:
Income (loss) from continuing operations, net of tax	$(50,321)	$49,123	$68,023
Earnings (loss) from discontinued operations, net of tax	(523)	(7,030)	1,643

Net income (loss) attributable to USPI’s common stockholder	$(50,844)	$42,093	$69,666

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands)
Net income	$19,085	$102,653	$133,388
Other comprehensive income (loss):
Foreign currency translation adjustments	1,314	(11,638)	21,967
Unrealized gain on interest rate swaps, net of tax	2,560	3,408	3,894
Pension adjustments, net of tax	(556)	724	(698)

Total other comprehensive income (loss)	3,318	(7,506)	25,163

Comprehensive income	22,403	95,147	158,551
Less: Comprehensive income attributable to noncontrolling interests	(69,929)	(60,560)	(63,722)

Comprehensive income (loss) attributable to USPI’s common stockholder	$(47,526)	$34,587	$94,829

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

		USPI Common Stockholder
	Total	Comprehensive Income (Loss)	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests — Nonredeemable
	(In thousands, except share amounts)
Balance, December 31, 2008	$806,217		100	$—	$801,902	$(84,008)	$46,243	$42,080
Distributions to noncontrolling interests	(5,749)		—	—	—	—	—	(5,749)
Purchases of noncontrolling interests	(3,814)		—	—	(8,411)	—	—	4,597
Sales of noncontrolling interests	(6,062)		—	—	(5,922)	—	—	(140)
Deconsolidation of subsidiaries	(6,682)		—	—	—	—	—	(6,682)
Payment of common stock dividend	(88,617)		—	—	—	—	(88,617)	—
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	1,936		—	—	1,936	—	—	—
Comprehensive income (loss):
Net income	75,611	$69,666	—	—	—	—	69,666	5,945
Other comprehensive income:
Foreign currency translation adjustments	21,967	21,967	—	—	—	21,967	—	—
Unrealized gain on interest rate swaps, net of tax	3,894	3,894	—	—	—	3,894	—	—
Pension liability adjustment, net of tax	(698)	(698)	—	—	—	(698)	—	—

Other comprehensive income	25,163	25,163	—	—	—	—	—	—

Comprehensive income	100,774	$94,829	—	—	—	—	—	5,945

Balance, December 31, 2009	798,003		100	—	789,505	(58,845)	27,292	40,051
Distributions to noncontrolling interests	(5,710)		—	—	—	—	—	(5,710)
Purchases of noncontrolling interests	(123)		—	—	(452)	—	—	329
Sales of noncontrolling interests	(6,096)		—	—	(6,774)	—	—	678
Deconsolidation of subsidiaries	(6,621)		—	—	—	—	—	(6,621)
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	2,294		—	—	2,294	—	—	—
Dividend to USPI Holdings, Inc/USPI Group Holdings, Inc.	(850)		—	—	—	—	(850)	—
Comprehensive income (loss):
Net income	47,760	$42,093	—	—	—	—	42,093	5,667
Other comprehensive income:
Foreign currency translation adjustments	(11,638)	(11,638)	—	—	—	(11,638)	—	—
Unrealized gain on interest rate swaps, net of tax	3,408	3,408	—	—	—	3,408	—	—
Pension liability adjustment, net of tax	724	724	—	—	—	724	—	—

Other comprehensive loss	(7,506)	(7,506)	—	—	—	—	—	—

Comprehensive income	40,254	$34,587	—	—	—	—	—	5,667

Balance, December 31, 2010	821,151		100	—	784,573	(66,351)	68,535	34,394
Distributions to noncontrolling interests	(8,163)		—	—	—	—	—	(8,163)
Purchases of noncontrolling interests	(1,145)		—	—	(473)	—	—	(672)
Sales of noncontrolling interests	(6,139)		—	—	(7,220)	—	—	1,081
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	1,150		—	—	1,150	—	—	—
Comprehensive income (loss):
Net income (loss)	(42,301)	$(50,844)	—	—	—	—	(50,844)	8,543
Other comprehensive income:
Foreign currency translation adjustments	1,314	1,314	—	—	—	1,314	—	—
Unrealized gain on interest rate swaps, net of tax	2,560	2,560	—	—	—	2,560	—	—
Pension liability adjustment, net of tax	(556)	(556)	—	—	—	(556)	—	—

Other comprehensive income	3,318	3,318	—	—	—	—	—	—

Comprehensive income (loss)	(38,983)	$(47,526)	—	—	—	—	—	8,543

Balance, December 31, 2011	$767,871		100	$—	$778,030	$(63,033)	$17,691	$35,183

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands)
Cash flows from operating activities:
Net income	$19,085	$102,653	$133,388
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (earnings) from discontinued operations	519	7,003	(1,453)
Provision for doubtful accounts	9,648	8,458	8,720
Depreciation and amortization	29,462	29,799	31,165
Amortization of debt issue costs and discount	3,618	3,348	3,337
Deferred income taxes	30,093	8,290	(10,401)
Goodwill impairment	107,028	—	—
Net (gains) loss on deconsolidations, disposals and impairments	(1,529)	6,378	29,162
Equity in earnings of unconsolidated affiliates, net of distributions received	435	1,265	(6,951)
Equity-based compensation	1,237	1,694	1,695
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(12,118)	(5,416)	(7,780)
Other receivables	3,963	(3,304)	(1,491)
Inventories of supplies, prepaids and other assets	(711)	4,386	(3,607)
Accounts payable and other current liabilities	(12,688)	1,545	2,561
Other long-term liabilities	6,072	2,965	2,265

Net cash provided by operating activities	184,114	169,064	180,610

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(118,869)	(83,676)	(59,549)
Proceeds from sales of businesses and equity interests, net	15,532	50,377	22
Purchases of property and equipment	(33,540)	(40,035)	(29,704)
Purchases of marketable securities, net	(4,820)	—	—
Returns of capital from unconsolidated affiliates	1,744	1,193	2,894
Decrease in deposits and notes receivable	2,598	101	508

Net cash used in investing activities	(137,355)	(72,040)	(85,829)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	30,911	38,974	5,600
Payments on long-term debt	(51,311)	(40,126)	(25,670)
Net equity contribution from USPI Group Holdings, Inc. and other	(102)	72	(39)
(Purchases) sales of noncontrolling interests, net	510	1,086	(2,067)
Payment of common stock dividend	—	(850)	(88,617)
(Decrease) increase in cash held on behalf of unconsolidated affiliates	23,167	(14,166)	63,101
Distributions to noncontrolling interests	(67,864)	(58,989)	(63,555)

Net cash used in financing activities	(64,689)	(73,999)	(111,247)

Cash flows of discontinued operations:
Operating cash flows	—	4,339	4,602
Investing cash flows	—	(1,471)	(2,099)
Financing cash flows	—	(699)	(778)

Net cash provided by discontinued operations	—	2,169	1,725

Effect of exchange rate changes on cash	(501)	169	196

Net (decrease) increase in cash and cash equivalents	(18,431)	25,363	(14,545)
Cash and cash equivalents at beginning of period	60,253	34,890	49,435

Cash and cash equivalents at end of period	$41,822	$60,253	$34,890

Supplemental information:
Interest paid, net of amounts capitalized	$63,870	$69,331	$70,920
Income taxes paid	33,128	16,955	8,060
Non-cash transactions:
Assets acquired under capital lease obligations	$16,983	$13,481	$2,985

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(1)	Summary of Significant Accounting Policies and Practices

(a)    Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and operation of ambulatory surgery centers, surgical hospitals and related businesses in the United States and Europe. At December 31, 2011 the Company, headquartered in Dallas, Texas, operated 206 short-stay surgical facilities. Of these 206 facilities, the Company consolidates the results of 65 and accounts for 141 under the equity method. The Company operates in two countries, with 200 of its 206 facilities located in the United States of America; the remaining six facilities are located in the United Kingdom. The majority of the Company’s U.S. facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At December 31, 2011, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 138 of the Company’s 200 U.S. facilities and also providing a framework for the planning and construction of additional facilities in the future. All but three of the Company’s U.S. facilities include physician owners.

Global Healthcare Partners Limited (Global), a USPI subsidiary incorporated in England, manages and owns three surgical hospitals, an oncology clinic in the greater London area, a hospital in Sheffield, England and a diagnostic and surgery center in Edinburgh, Scotland.

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

The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights. At December 31, 2011 and 2010, the Company consolidated one such entity (Note 5).

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

The Company’s wholly-owned insurance subsidiary maintains certain balances in cash and cash equivalents that are used in connection with its retained professional and general liability risks and are not designated for general corporate purposes. At December 31, 2011 and 2010, these cash and cash equivalents balances were $6.4 million and $6.0 million, respectively.

(f)    Marketable Securities

At December 31, 2011, the Company had $4.8 million of marketable securities (included in other current assets), which are held by the Company’s wholly-owned insurance subsidiary. These investments are used in connection with its retained professional and general liability risks and are not designed for general corporate purposes. The marketable securities consist of U.S. Treasury and corporate debt, are classified as available-for-sale and are recorded at fair value on the consolidated balance sheet. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. These amounts are not material for the year ended December 31, 2011. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Premiums and discounts on debt securities are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

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

(n)    Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations in which the Company operates. The Company provides for bad debts principally based upon the aging of accounts receivable and uses specific identification to write off amounts against its allowance for doubtful accounts. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2011 and 2010. The Company has a risk of incurring losses if such allowances are not adequate.

(o)    Investments and Equity in Earnings of Unconsolidated Affiliates

Investments in unconsolidated companies in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. The Company’s ownership in these entities range from 5% to 71%. Certain investments in unconsolidated companies in which the Company owns a majority interest are not consolidated due to the substantive participating rights of the minority owners.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Equity in earnings of unconsolidated affiliates consists of the Company’s share of the profits or losses generated from its noncontrolling equity investments in 141 surgical facilities. Because these operations are central to the Company’s business strategy, equity in earnings of unconsolidated affiliates is classified as a component of operating income in the accompanying consolidated statements of operations. The Company has contracts to manage these facilities, which results in the Company having an active role in the operations of these facilities and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities.

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

(2)    Discontinued Operations and Other Dispositions

Sales of consolidated subsidiaries in which the Company has no continuing involvement are classified as discontinued operations, as are consolidated subsidiaries that are held for sale. The gains or losses on these transactions are classified within discontinued operations in our consolidated statements of operations. Also, the Company has reclassified its historical results of operations to remove the operations of these entities from its revenues and expenses, collapsing the net income or loss from these operations into a single line within discontinued operations.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(2)

These investments were written down to estimated fair value less costs to sell at December 31, 2010. The Company received cash proceeds of $1.9 million in February 2011 related to the sale of these two facilities. The assets and liabilities of these entities were not material.

The table below summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues	$575	$29,180	$28,889
Income (loss) from discontinued operations before income taxes	$15	$(340)	$2,235
Income tax (expense) benefit	(5)	119	(782)

Income (loss) from discontinued operations	$10	$(221)	$1,453

Loss on disposal of discontinued operations before income taxes	$(902)	$(1,332)	$—
Income tax (expense) benefit	373	(5,450)	—

Total loss from disposal of discontinued operations	$(529)	$(6,782)	$—

Equity method investments that are sold do not represent discontinued operations under GAAP. During 2011 and 2009, the Company completed sales of investments in twelve facilities operated through unconsolidated affiliates, including its equity ownership in these entities as well as the related rights to manage the facilities. The Company did not sell any equity method investments during 2010. Gains and losses on the disposals of these investments are classified within “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations. These transactions are summarized below:

Date	Facility Location	Proceeds (Costs)		Gain (Loss)
December 2011	Caldwell, Idaho	$1.0 million		$0.1 million
September 2011	Cleveland, Ohio	1.2 million		0.2 million
June 2011	Lawton, Oklahoma	1.7 million		0.6 million
May 2011	Flint, Michigan	1.1 million		0.4 million
May 2011	Fort Worth, Texas	0.7 million		(0.1 million	)
April 2011	Richmond, Virginia	0.6 million		0.2 million

Total		$6.3 million		$1.4 million

December 2009	Oxnard, California	$0.3 million		$(0.3 million	)
December 2009	Baton Rouge, Louisiana	(5.1 million	)	(8.2 million	)
September 2009	San Antonio, Texas	—		(2.6 million	)
July 2009	Cleveland, Ohio	1.0 million		—
February 2009	Las Cruces, New Mexico	—		—
February 2009	East Brunswick, New Jersey	0.7 million		(2.6 million	)

Total		$(3.1 million	)	$(13.7 million	)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company from time to time surrenders control of an entity but retains a noncontrolling interest (classified within “investments in unconsolidated affiliates”). These types of transactions result in a gain or loss, computed as the difference between (a) the sales proceeds and fair value of the retained investment and (b) the Company’s carrying value of the investment prior to the transaction. Gains or losses for such transactions are classified within “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations. The Company’s continuing involvement as an equity method investor and manager of the facilities precludes classification of these transactions as discontinued operations. Fair values for the retained noncontrolling interests are estimated based on market multiples and discounted cash flow models which have been derived from the Company’s experience in acquiring surgical facilities and third-party valuations it has obtained with respect to such transactions.

During the years ended December 31, 2010, and 2009, the Company surrendered control of, but retained an equity method investment in, five entities as summarized below. The Company did not surrender control of any entities during 2011.

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

During the year ended December 31, 2011, the Company obtained control of the following entities:

Effective Date	Facility Location	Amount
Investments
December 2011	Sheffield, England(1)	$23.1 million
December 2011	Edinburgh, Scotland(2)	0.9 million
December 2011	San Diego, California(3)	3.3 million
September 2011	Various(4)	43.4 million
September 2011	Rancho Mirage, California(5)	—
April 2011	Destin, Florida(5)	—

Total		$70.7 million

(1)	Acquisition of 100% of a hospital in which the Company previously had no involvement.

(2)	Acquisition of a controlling interest in a diagnostic and surgical facility in which the Company already held an ownership interest. The remainder of the facility is owned by local physicians.

(3)	Acquisition of a controlling interest in and right to manage a surgical facility in which the Company previously had no involvement. This facility is jointly owned with local physicians.

(4)

As further discussed below, the Company acquired 100% of the equity interests in Titan Health Corporation. (Titan). Titan has an equity investment in 14 ambulatory surgery centers, nine of which are located in markets in which the Company already operates. Local physicians have ownership in all but one of the 14 facilities, and hospital partners have invested in three of these facilities. The purchase price noted above is net of approximately $5.0 million of cash acquired.

(5)

The Company obtained control of two separate facilities in which it already had ownership due to changes in the voting rights of the facilities. Although no consideration was transferred, US GAAP requires the transactions to be accounted for as business combinations and requires adjusting the carrying value of the Company’s existing ownership to its fair value. As a result, the Company recorded gains totaling $1.8 million for the year ended December 31, 2011, which are included in “Net (gain) loss on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations.

Effective September 1, 2011, the Company completed the acquisition of 100% of the equity interests in Titan, a privately-held, Sacramento, California-based owner and operator of surgery centers. The Company paid cash totaling approximately $43.4 million, net of $5.0 million of cash acquired, and subject to certain purchase price adjustments set forth in the purchase agreement. The purchase price was allocated to Titan’s tangible and identifiable intangible assets and liabilities based upon estimates of fair value, with the remainder allocated to goodwill. The Company funded the purchase using cash on hand. The Company incurred approximately $2.6 million in acquisition and severance costs, of which $0.6 million is included in “general and administrative expenses” and the remaining $2.0 million is included in “salaries, benefits, and other employee costs” in the accompanying consolidated statements of operations.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the assets acquired and liabilities assumed in the acquisition of Titan (in thousands):

Purchase price allocated	$48,419

Estimated fair value of net tangible assets acquired:
Cash	$4,952
Other current assets	909
Investments in affiliates	25,188
Property and equipment and other noncurrent assets	515
Current liabilities	(542)
Long term liabilities	(2,220)

Net tangible assets acquired	28,802
Intangible assets acquired	9,412
Goodwill	10,205

Total purchase price	$48,419

The goodwill recorded in conjunction with the Titan acquisition was allocated to the Company’s United States reporting unit and the Company expects that none of the goodwill will be deductible for income tax purposes. Indefinite-lived intangibles of $9.4 million relate to long-term management contracts and are not subject to amortization.

Effective December 30, 2011, the Company completed the acquisition of 100% of the assets of The Claremont Hospital (Claremont), an acute care hospital located in Sheffield, England. The Company paid cash totaling approximately £14.9 million ($23.1 million), and subject to certain purchase price adjustments set forth in the purchase agreement. The purchase price was allocated to Claremont’s tangible and assets and liabilities based upon preliminary estimates of fair value, with the remainder allocated to goodwill. The Company funded the purchase using cash on hand. The Company incurred approximately $0.1 million in acquisition costs, which are included in “general and administrative expenses” in the accompanying consolidated statements of operations.

The following is a summary of the assets acquired and liabilities assumed in the acquisition of Claremont (in thousands):

Purchase price allocated	$23,084

Estimated fair value of net tangible assets acquired:
Accounts receivable	$2,277
Inventory	515
Other current assets	275
Property and equipment	13,707
Current liabilities	(3,190)
Long term liabilities	(701)

Net tangible assets acquired	12,883
Goodwill	10,201

Total purchase price	$23,084

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The goodwill recorded in conjunction with the Claremont acquisition was allocated to the Company’s United Kingdom reporting unit, and the Company expects all of goodwill will be deductible for income tax purposes.

The following table presents the unaudited pro forma results as if the acquisitions of Titan and Claremont had occurred on January 1 of each year. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisitions had been completed on the dates indicated, nor is it indicative of the future operating results of the Company. The pro forma results include acquisition and severance costs of approximately $2.7 million. The adjustments to arrive at pro forma operating results for the other business combinations noted above are not material.

	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
Total revenues	$631,490	$596,795
Net income (loss) attributable to USPI’s common stockholder	$(48,226)	$43,617

The Company controls 65 of its entities and therefore consolidates their results. However, the Company accounts for an increasing majority (141 of its 200 U.S. facilities at December 31, 2011) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity. The majority of these investments are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	2011	2010	2009
Unconsolidated facilities operated at year-end	141	130	109
Income statement information:
Revenues	$1,538,030	$1,329,041	$1,178,114
Operating expenses:
Salaries, benefits, and other employee costs	360,519	309,698	277,053
Medical services and supplies	360,148	310,770	271,663
Other operating expenses	352,667	305,045	271,769
Loss (gain) on asset disposals, net	(309)	1,025	(7)
Depreciation and amortization	66,608	55,216	50,251

Total operating expenses	1,139,633	981,754	870,729

Operating income	398,397	347,287	307,385
Interest expense, net	(33,719)	(25,630)	(24,394)
Other, net	(15)	(200)	4,572

Income before income taxes	$364,663	$321,457	$287,563

Balance sheet information:
Current assets	$333,203	$303,627	$264,944
Noncurrent assets	613,114	495,765	412,977
Current liabilities	192,802	177,909	152,081
Noncurrent liabilities	438,523	343,007	283,951

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company’s equity method investment in Texas Health Ventures Group, L.L.C., is considered significant to the Company’s 2011 consolidated financial statements under regulations of the SEC. As a result, the Company has filed Texas Health Ventures Group, L.L.C.’s consolidated financial statements with this Form 10-K for the required periods.

During 2010, the Company recorded an impairment on one of its equity method investments due to the decline in the fair value of the investment being other than temporary. The impairment was approximately $3.7 million and is recorded within “Equity in earnings of unconsolidated affiliates” in the accompanying consolidated statement of operations.

The Company also regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the year ended December 31, 2011, these transactions resulted in a cash outflow of approximately $39.1 million, which is summarized as follows:

Effective Date	Facility Location	Amount
Investments
December 2011	Hackensack, New Jersey(1)	$23.7 million
September 2011	Various(2)	14.3 million
March 2011	Plano, Texas(3)	1.9 million
March 2011	Oklahoma City, Oklahoma(4)	1.2 million
January 2011	Dallas, Texas(5)	1.3 million
January 2011	Rancho Mirage, California(6)	0.5 million
January 2011	Edinburgh, Scotland(7)	1.1 million

44.0 million
Sales
August 2011	Dallas, Texas(8)	1.6 million
Various	Various(9)	3.3 million

4.9 million

Total		$39.1 million

(1)	Acquisition of an equity interest in and right to manage a surgical facility in which the Company previously had no involvement. This facility is jointly owned with local physicians.

(2)

Through negotiations with each facility’s other owners, the Company acquired additional ownership in six of Titan’s facilities. These facilities are jointly owned with local physicians and one facility also has a hospital partner.

(3)

Represents additional capital the Company contributed to a joint venture with one of its not-for-profit hospital partners, which the joint venture used to acquire an equity interest in this facility. The remainder of this facility is owned by local physicians. The Company also acquired the right to manage this facility.

(4)	Represents additional capital the Company contributed to a facility in which it holds an equity interest.

(5)

Represents additional capital the Company contributed to a joint venture with one of its not-for-profit hospital partners, which the joint venture used to acquire an equity interest in this facility. The Company was already providing management services to the facility. The remainder of this facility is owned by local physicians.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(6)

Acquisition of additional equity interest in a surgical facility in which the Company already held an investment. This facility is jointly owned with physicians and continued to be accounted for under the equity method until the Company obtained control in September 2011.

(7)

Acquisition of a 50% noncontrolling interest in diagnostic and surgery facility in which the Company had no previous involvement. The Company obtained control of this entity by acquiring an additional 40% of it in December 2011.

(8)	A hospital partner obtained ownership in this entity, which is also owned with local physicians. Additionally, this hospital partner is a related party (Note 12).

(9)	Represents the net receipt related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

(4)	Noncontrolling Interests

The Company controls and therefore consolidates the results of 65 of its 206 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the year ended December 31, 2011, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $3.7 million and $4.2 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Net income (loss) attributable to USPI’s common stockholder	$(50,844)	$42,093	$69,666
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(7,220)	(6,774)	(5,922)
Decrease in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	(473)	(452)	(8,411)

Net transfers to noncontrolling interests	(7,693)	(7,226)	(14,333)

Change in equity from net income (loss) attributable to USPI and transfers to non-controlling interests	$(58,537)	$34,867	$55,333

Upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated U.S. subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions, and the

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

income attributable to those interests, are not included as part of the Company’s equity and are carried as noncontrolling interests-redeemable on the Company’s consolidated balance sheets. The activity for the years ended December 31, 2011, 2010 and 2009 is summarized below (in thousands):

Noncontrolling Interests — Redeemable
Balance, December 31, 2008	$51,961
Net income attributable to noncontrolling interests	57,777
Distributions to noncontrolling interests	(57,807)
Purchases of noncontrolling interests	(2,519)
Sales of noncontrolling interests	12,403
Deconsolidation of noncontrolling interests and other	2,050

Balance, December 31, 2009	63,865
Net income attributable to noncontrolling interests	54,893
Distributions to noncontrolling interests	(53,485)
Purchases of noncontrolling interests	(2,180)
Sales of noncontrolling interests	9,984
Deconsolidation of noncontrolling interests and other	8,591

Balance, December 31, 2010	81,668
Net income attributable to noncontrolling interests	61,386
Distributions to noncontrolling interests	(59,701)
Purchases of noncontrolling interests	(1,951)
Sales of noncontrolling interests	18,422
Acquisition of new businesses	6,844

Balance, December 31, 2011	$106,668

(5)	Other Investments

The consolidated financial statements include the financial statements of USPI and subsidiaries the Company effectively controls, usually indicated by majority ownership. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights. At December 31, 2011 and 2010, the Company consolidated one such entity.

This entity operates and manages seven surgical facilities in the Houston, Texas area. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company has lent the entity funds to purchase surgical facilities, but the Company does not have full recourse to the entity’s other owner with respect to repayment of the loans. As the entity earns management fees and receives cash distributions of earnings from the surgical facilities, a portion of those proceeds are used to repay the loans prior to being eligible for distribution to the entity’s other owner. At December 31, 2011 and 2010, $7.2 million and $8.1 million, respectively, of such advances are outstanding and are included in other long-term assets. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the years ended December 31, 2011 or 2010. At December 31, 2011 and 2010, the total assets of this entity were $81.1 million and $82.3 million, and the total liabilities owed to third parties were $19.3 million and $22.6 million, respectively. Such amounts are included in the accompanying consolidated balance sheets.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(6)	Other Receivables

Other receivables consist primarily of amounts receivable for services performed and funds advanced under management and administrative service agreements. As discussed in Note 12, many of the entities to which the Company provides management and administrative services are related parties, due to the Company being an investor in those facilities. At December 31, 2011 and 2010, the amounts receivable from related parties, which are included in other receivables on the Company’s consolidated balance sheet, totaled $6.0 million and $6.2 million, respectively.

(7)	Property and Equipment

At December 31, 2011 and 2010, property and equipment consisted of the following (in thousands):

	Estimated Useful Lives	2011	2010
Land	—	$33,156	$29,379
Buildings and leasehold improvements	7-50 years	164,808	135,631
Equipment	3-15 years	131,541	118,709
Furniture and fixtures	4-10 years	5,335	4,563
Construction in progress	—	16,219	7,248

		351,059	295,530
Accumulated depreciation		(115,738)	(93,270)

Net property and equipment		$235,321	$202,260

At December 31, 2011 and 2010, assets recorded under capital lease arrangements, included in property and equipment, consisted of the following (in thousands):

	2011	2010
Land and buildings	$21,087	$16,955
Equipment and furniture	16,939	15,666

	38,026	32,621
Accumulated amortization	(10,725)	(10,450)

Net property and equipment under capital leases	$27,301	$22,171

(8)	Goodwill and Intangible Assets

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

The Company completed the required annual impairment tests during 2011, 2010 and 2009. No impairment losses were identified in any reporting unit as a result of these goodwill impairment tests during 2010 or 2009. No impairment loss was identified in the U.S. reporting unit during 2011.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company recorded a goodwill impairment charge related to its United Kingdom (U.K.) reporting unit in 2011. The first step in the two-step impairment test for goodwill indicated that the fair value of the Company’s U.K. reporting unit was less than the carrying value of the unit’s net assets. Therefore, the Company performed the second step of the test to compute the amount of the impairment. The amount of the impairment is the excess of the goodwill’s carrying value over its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any identifiable intangible assets, whether or not previously recognized) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The Company determined the fair value of the reporting unit using discounted estimated future cash flows as well as a market approach that compared the U.K. reporting unit’s earnings and revenue multiples to those of comparable public companies. The inputs to the cash flow models are Level 3 inputs under the GAAP fair value hierarchy due to the use of significant unobservable inputs, such as estimates of future annual revenues, margins and long-term growth.

As a result of this test, the Company recognized a goodwill impairment charge of $107.0 million at December 31, 2011. The impairment primarily results from worsening conditions in the U.K. and European capital markets toward the end of 2011 leading to generally lower business valuations and poor overall economic conditions reducing the amount of healthcare purchased by individuals as a supplement to care provided by the National Health Service or funded with private insurance. Self-pay business, which represents 24% of the Company’s U.K. revenues, is often more elective in nature in the U.K. and is generally considered more susceptible to changes in general economic conditions, as the cost of service is borne entirely by patients who must demonstrate ability to pay at the time of service.

As a result of impairment testing performed on the Company’s indefinite-lived management contracts, the Company recorded impairment losses on two contracts in 2011, six contracts in 2010 and three contracts in 2009. These losses totaled approximately $1.2 million, $5.9 million and $5.7 million, respectively, and were primarily triggered by a reduction in the Company’s expected earnings under the contracts. Fair values for indefinite-lived intangible assets are estimated based on market multiples and discounted cash flow models which have been derived from the Company’s experience in acquiring surgical facilities, market participant assumptions and third-party valuations it has obtained with respect to such transactions. The inputs used in these models are Level 3 inputs, which under GAAP, are significant unobservable inputs. Inputs into these models include expected revenue growth, expected gross margins and discount factors. Such expense is recorded in “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations.

The following is a summary of changes in the carrying amount of goodwill by operating segment and reporting unit for the years ended December 31, 2011 and 2010 (in thousands):

	United States	United Kingdom	Total
Balance at December 31, 2009	$1,064,139	$215,152	$1,279,291
Additions	27,474	—	27,474
Disposals	(27,820)	—	(27,820)
Other	—	(10,282)	(10,282)

Balance at December 31, 2010	1,063,793	204,870	1,268,663
Additions	32,034	13,408	45,442
Goodwill impairment	—	(107,028)	(107,028)
Other	—	2,268	2,268

Balance at December 31, 2011	$1,095,827	$113,518	$1,209,345

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

The following is a summary of intangible assets at December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Management and other service contracts	$17,277	$(9,926)	$7,351
Other	30,494	(15,011)	15,483

Total	$47,771	$(24,937)	$22,834

Indefinite Useful Lives
Management contracts			304,306

Total intangible assets			$327,140

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Management and other service contracts	$17,242	$(7,856)	$9,386
Other	30,405	(11,580)	18,825

Total	$47,647	$(19,436)	$28,211

Indefinite Useful Lives
Management contracts			291,002

Total intangible assets			$319,213

Amortization expense from continuing operations related to intangible assets with definite useful lives was $2.1 million and $2.0 million for the year ended December 31, 2011 and 2010, respectively. The amortization of debt issuance costs, which is included within interest expense, was $3.6 million and $3.3 million in for the year ended December 31, 2011 and 2010, respectively.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table provides estimated amortization expense, including amounts that will be classified within interest expense, related to intangible assets with definite useful lives for each of the years in the five-year period ending December 31, 2016 (in thousands):

2012	$5,715
2013	5,664
2014	4,279
2015	3,848
2016	2,353

(9)	Long-term Debt

At December 31, 2011 and 2010 long-term debt consisted of the following (in thousands):

	2011	2010
Senior secured credit facility	$519,180	$533,445
U.K. senior credit agreement	50,864	49,981
Senior subordinated notes	437,515	437,515
Notes payable to financial institutions	30,185	22,347
Capital lease obligations (Note 11)	30,712	26,538

Total long-term debt	1,068,456	1,069,826
Current portion	(25,487)	(22,386)

Long-term debt, less current portion	$1,042,969	$1,047,440

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

The Company may request additional tranches of term loans or additional commitments to the revolving credit facility in an aggregate amount not exceeding $150.0 million, subject to certain conditions. Interest rates on the credit facility are based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, the Company currently pays 0.50% per annum on the daily-unused commitment of the revolving credit facility. The Company also currently pays a quarterly participation fee of 2.13% per annum related to outstanding letters of credit. At December 31, 2011, the Company had $519.2 million of debt outstanding under the credit facility at a weighted average interest rate of approximately 2.3%. At December 31, 2011, the Company had $67.4 million available for borrowing under the revolving credit facility, representing the facility’s $85.0 million capacity, net of the $16.0 million outstanding balance at December 31, 2011 and $1.6 million of outstanding letters of credit.

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

Fees paid for unused portions of the senior secured credit facility were approximately $0.4 million in each of the years ended December 31, 2011 and 2010 and $0.5 million for the year ended December 31, 2009. These amounts are included within interest expense in the Company’s consolidated statements of operations.

(b)    Senior subordinated notes

Also in connection with the merger, the Company issued $240.0 million of 8 7/8% senior subordinated notes and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (together, the Notes), all due in 2017. Interest on the Notes is payable on May 1 and November 1 of each year, which commenced on November 1, 2007. All interest payments on the senior subordinated notes are payable in cash. The initial interest payment on the toggle notes was payable in cash. For any interest period after November 1, 2007 through November 1, 2012, the Company may pay interest on the toggle notes (i) in cash, (ii) by increasing the principal amount of the outstanding toggle notes or by issuing payment-in-kind notes (PIK Interest) or (iii) by paying interest on half the principal amount of the toggle notes in cash and half in PIK Interest. PIK Interest is paid at 10% and cash interest is paid at 9 1/4% per annum. To date, the Company has paid all interest payments in cash. During 2009, the Company repurchased approximately $2.5 million in principal amount of the senior subordinated toggle notes in the open market. At December 31, 2011, the Company had $437.5 million of Notes outstanding. The Notes are unsecured senior subordinated obligations of the Company; however, the Notes are guaranteed by all of its current and future direct and indirect wholly-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit its ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock.

On or after May 1, 2012, the Company may redeem all or a part of the Notes at a redemption price (expressed as a percentage of principal amount) plus accrued and unpaid interest. The redemption prices range from approximately 104% in 2012 to 100% in 2015 and thereafter.

(c)    United Kingdom borrowings

In April 2007, the Company entered into an amended and restated credit agreement, which covered its existing overdraft facility and term loan facility (Term Loan A). This agreement provides a total overdraft facility of £2.0 million, and an additional Term Loan B facility of £10 million, which was drawn in April 2007. In March 2008, the Company further amended its U.K. Agreement to provide for a £2.0 million Term Loan C facility. The Company borrowed the entire £2.0 million in March 2008 to acquire property adjacent to one of its hospitals in London. In September 2011, the Company renewed its overdraft facility and added a new £10.0 million revolving credit facility to assist in funding the expansion of Holly House hospital. Under the renewal, the Company must pay a commitment fee of 0.5% per annum on the unused portion of the overdraft facility and 1.10% per annum on the unused revolving credit facility each quarter. Excluding availability on the overdraft

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

facility and revolving credit facility, no additional borrowings can be made under the Term Loan A, B or C facilities. At December 31, 2011, the Company had £32.7 million ($50.9 million) outstanding under the U.K. credit facility, including £4.0 million ($6.2 million) on the revolving credit facility at a weighted average interest rate of approximately 2.7%.

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

The Company also has the ability to borrow under a capital asset finance facility in the U.K. of up to £2.5 million ($3.9 million). The Company borrowed against the facility in June 2010 and November 2010 and have £1.1 million ($1.7 million) outstanding at December 31, 2011. The terms of the borrowings require monthly principal and interest payments over 48 months. The Company has pledged capital assets as collateral against these borrowings.

(d)    Other Long-term Debt

The Company and its subsidiaries have notes payable to financial institutions and other parties of $30.2 million, which mature at various dates through 2018 and accrue interest at fixed and variable rates ranging from 4.4% to 8.8%. Capital lease obligations in the carrying amount of $30.7 million are secured by underlying real estate and equipment and have implicit interest rates ranging from 1.6% to 19.2%.

The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2011 are as follows (in thousands): 2012, $25,487; 2013, $72,516; 2014, $499,665; 2015, $5,538; 2016, $4,876 and thereafter, $460,374.

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for traded debt securities. At December 31, 2011, the aggregate carrying amount and estimated fair value of long-term debt was $1.1 billion and $1.0 billion, respectively. At December 31, 2010, the aggregate carrying amount and estimated fair value of long-term debt was $1.1 billion.

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

In order to manage the Company’s interest rate risk related to a portion of its variable-rate U.K. debt, on February 29, 2008, the Company entered into an interest rate swap agreement for a notional amount of £20.0 million. The interest rate swap required the Company to pay 4.99% and it received interest at a variable rate of three-month GBP-LIBOR. The interest rate swap matured in March 2011. The Company entered into a new interest swap effective March 31, 2011 for a notional amount of £18.0 million ($28.1 million). The interest rate swap requires the Company to pay 1.45% and to receive interest at a variable rate of three-month GBP-LIBOR (currently 1.1%), and is reset quarterly. No collateral is required under the interest rate swap agreement. The swap matures in June 2012.

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

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. The Company designated the interest rate swaps as cash flow hedges of certain of its variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and would be classified as interest expense in the Company’s consolidated statements of operations. The Company recorded no expense

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

related to ineffectiveness for the years ended December 31, 2011, 2010 or 2009. For the years ended December 31, 2011, 2010 and 2009, the Company reclassified $4.2 million, $7.9 million and $6.4 million, respectively, out of other comprehensive income to interest expense related to the swaps. Through the expiration date of the U.K. swap, if current interest rates remain at December 31, 2011 levels, the Company will record approximately $0.1 million more interest expense than if it had not entered into the interest rate swap.

At December 31, 2011, the fair value of the U.K. interest rate swap was $0.1 million and was included in other current liabilities in the accompanying 2011 consolidated balance sheet, with the offset to other comprehensive income (loss). At December 31, 2010, the fair values of the U.K. and U.S. interest rate swaps were current liabilities of $0.3 million and $3.6 million, respectively and were included in other current liabilities in the accompanying 2010 consolidated balance sheet, with the offset to other comprehensive income (loss). During the years ended December 31, 2011, 2010 and 2009, the amounts, net of taxes, recorded in other comprehensive income (loss) related to the interest rate swaps were $2.6 million, $3.4 million and $3.9 million, respectively. The estimated fair value of the interest rate swaps was determined using present value models of the contractual payments. Inputs to the models were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost the Company would have to pay to transfer the obligations to a market participant with similar credit risk. The interest rate swap agreements are classified within Level 2 of the valuation hierarchy.

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

Minimum future payments under noncancelable leases, with remaining terms in excess of one year as of December 31, 2011 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31,
2012	$6,962	$14,724
2013	6,544	12,758
2014	4,508	10,691
2015	3,856	9,033
2016	3,449	7,533
Thereafter	25,945	24,742

Total minimum lease payments	51,264	$79,481

Amount representing interest	(20,552)

Present value of minimum lease payments	$30,712

Total rent expense from continuing operations under operating leases was $16.1 million, $15.8 million and $16.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(12)    Related Party Transactions

The Company has entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3% to 8%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $60.0 million, $52.1 million and $45.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Such amounts are included in management and contract service revenues in the accompanying consolidated statements of operations.

As discussed in Notes 3 and 4, the Company regularly engages in purchases and sales of ownership interests in its facilities. The Company operates 30 surgical facilities in partnership with the Baylor Healthcare System (Baylor) and local physicians in the Dallas/Fort Worth area. Baylor’s Chief Executive Officer is a member of the Company’s board of directors. The following table summarizes transactions with Baylor during 2011 and 2009. The Company did not sell any ownership interests in facilities to Baylor in 2010. The Company believes that the sale prices were approximately the same as if they had been negotiated on an arms’ length basis, and the prices equaled the value assigned by an external appraiser who valued the businesses immediately prior to the sale.

Date	Facility Location	Proceeds	Gain
August 2011	Dallas, Texas(1)	$1.6 million	$	— million
December 2009	Dallas, Texas(2)	$1.2 million		$0.3 million
December 2009	Fort Worth, Texas(3)	2.4 million		0.1 million

Total		$3.6 million		$0.4 million

(1)	Baylor acquired a controlling interest in this facility. The Company continues to account for this facility under the equity method of accounting.

(2)	Baylor acquired a controlling interest in a facility from the Company, which transferred control of the facility to Baylor.

(3)	Baylor acquired a controlling interest in two facilities. The Company continues to account for these facilities under the equity method of accounting.

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $2.0 million for the years ended December 31, 2011, 2010 and 2009. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At December 31, 2011, the Company had approximately $5.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $4.7 million is included in other long term liabilities in the accompanying consolidated balance sheet. At December 31, 2010, the Company had approximately $4.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $3.7 million is included in other long term liabilities in the accompanying consolidated balance sheet.

(13)    Income Taxes

The components of income (loss) from continuing operations before income taxes were as follows (in thousands):

	2011	2010	2009
Domestic	$170,565	$129,174	$112,508
Foreign	(94,232)	12,810	18,548

	$76,333	$141,984	$131,056

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Income tax expense (benefit) attributable to income from continuing operations consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2011:
U.S. federal	$19,151	$28,396	$47,547
State and local	4,155	1,418	5,573
Foreign	3,330	279	3,609

Net income tax expense	$26,636	$30,093	$56,729

	Current	Deferred	Total
Year ended December 31, 2010:
U.S. federal	$17,024	$7,726	$24,750
State and local	3,880	627	4,507
Foreign	3,134	(63)	3,071

Net income tax expense	$24,038	$8,290	$32,328

	Current	Deferred	Total
Year ended December 31, 2009:
U.S. federal	$1,260	$(9,859)	$(8,599)
State and local	3,144	—	3,144
Foreign	5,118	(542)	4,576

Net income tax expense (benefit)	$9,522	$(10,401)	$(879)

Income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations is as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Computed “expected” tax expense	$26,717	$49,694	$45,870
Increase (reduction) in income taxes resulting from:
Book income of consolidated entities attributable to noncontrolling interests	(24,424)	(21,195)	(22,303)
Differences between U.S. financial reporting and foreign statutory reporting	120	(218)	(152)
State tax expense, net of federal benefit	3,970	2,979	1,824
Nondeductible goodwill and impairment charge	37,674	1,366	6,338
Deferred income taxes on foreign earnings	13,202	—	—
Removal of foreign tax rate differential	(989)	(982)	(1,211)
Valuation allowance	—	—	(31,193)
Other	459	684	(52)

Total	$56,729	$32,328	$(879)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below (in thousands).

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss and other tax carryforwards	$6,635	$8,276
Accrued expenses	11,027	11,687
Bad debts/reserves	3,323	3,334
Interest rate swaps	13	1,359
Capitalized costs and other	1,287	1,605

Total deferred tax assets	22,285	26,261
Valuation allowance	(820)	(685)

Total deferred tax assets, net	$21,465	$25,576

Deferred tax liabilities:
Basis difference of acquisitions	$171,367	$139,362
Accelerated depreciation	1,933	1,126
Capitalized interest and other	1,407	1,332

Total deferred tax liabilities	$174,707	$141,820

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

In conjunction with Welsh Carson’s acquisition of the Company in April 2007, which increased the Company’s debt, caused the Company to generate U.S. taxable losses, and reduced the likelihood of the Company generating U.S. taxable income, the Company established a valuation allowance against its U.S. deferred tax assets. Subsequent to the acquisition, the Company continued to establish a full valuation allowance against newly generated U.S. deferred tax assets and has continuously assessed the likelihood of the assets being realized at a future date. During the third quarter of 2009, the Company determined, based on factors such as those described above, including recent favorable operating trends, expected future taxable income, and other factors, that it is more likely than not that the majority of these assets, which include net operating loss carryforwards and other items, will be realized in the future. Accordingly, the Company’s results of operations for 2009 include an income tax benefit of $31.2 million related to the reversal of a majority of the Company’s valuation allowance against its deferred tax assets. The Company still carries a valuation allowance totaling $0.8 million against certain of its deferred tax assets, which relates to deferred tax assets that have restrictions as to use and are not considered more likely than not to be realized. It the Company’s estimates related to the above items change significantly, the Company may need to alter the amount of its valuation allowance in the future through a favorable or unfavorable adjustment to net income.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2011, the Company had federal net operating loss carryforwards for U.S. federal income tax purposes of approximately $16.6 million. The Company’s ability to offset future taxable income with these carryforwards would begin to be forfeited in 2022, if unused. The Company does not believe that it is more likely than not that it will be able to generate state taxable income in future periods to utilize its net operating loss carryforwards and other deferred tax assets.

The Company’s U.K. operations have no net operating loss carryforwards or other deferred tax assets. These operations continued to be profitable in 2011, and the Company therefore has accrued the related income tax expense. At December 31, 2011, the Company is now considering potential transactions that could result in the repatriation of its U.K. subsidiaries’ earnings and as a result no longer qualified for excluding U.S. income tax from its provision with respect to its current and prior U.K. earnings and accordingly accrued a $13.2 million deferred tax liability.

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

The Company’s parent, USPI Group Holdings, Inc. (Parent), granted stock options and nonvested share awards to certain employees and members of the board of directors. These awards were granted pursuant to the 2007 Equity Incentive Plan (the Plan) which was adopted by Parent’s board of directors. The board of directors or a designated administrator has the sole authority to determine which individuals receive grants, the type of grant to be received, the vesting period and all other option terms. Stock options granted generally have a term not to exceed eight years. A maximum of 20,726,523 shares of stock may be delivered under the Plan. As 7,541,875 shares had been delivered under the Plan at December 31, 2011, 13,184,648 remained available for delivery, with 15,565,207 having been granted at December 31, 2011.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Total equity-based compensation included in the consolidated statements of operations, classified by line item, is as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Salaries, benefits and other employee costs	$404	$566	$548
General and administrative expenses	833	1,128	1,016
Other operating expenses	—	—	131
Discontinued operations	—	474	256

Expense before income tax benefit	1,237	2,168	1,951
Income tax benefit	(206)	(494)	(389)

Total equity-based compensation expense, net of tax	$1,031	$1,674	$1,562

Total equity-based compensation, included in the consolidated statements of operations, classified by type of award, is as follows (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Share awards	$835	$1,331	$1,215
Stock options	402	837	605
Warrants	—	—	131

Expense before income tax benefit	1,237	2,168	1,951
Income tax benefit	(206)	(494)	(389)

Total equity-based compensation expense, net of tax	$1,031	$1,674	$1,562

Total unrecognized compensation related to nonvested awards of stock options and nonvested shares was $12.6 million at December 31, 2011 of which $3.8 million is expected to be recognized over a weighted average period of approximately three years. The remaining $8.8 million relates to restricted share awards exchanged in conjunction with the merger and will be expensed only upon the occurrence of a change in control or other qualified exit event.

During the years ended December 31, 2011 and 2010, the Company received immaterial cash proceeds from the exercise of stock options. No stock options were exercised during the year ended December 31, 2009.

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

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Assumptions:
Expected life in years	4.82	4.82	4.82
Risk-free interest rates	0.93-2.35%	1.35-2.59%	2.09%
Dividend yield	0.0%	0.0%	0.0%
Volatility	45.16%	45.16%	45.16%
Weighted average grant-date fair value	$0.75	$0.65	$0.37

Stock option activity during the year ended December 31, 2011 was as follows:

Stock Options	Number of Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	4,675	$0.68	4.9	$5,480
Additional grants	1,740	1.85	—	—
Exercised	(122)	0.38	—	—
Forfeited or expired	(136)	1.43	—	—

Outstanding at December 31, 2011	6,157	$0.99	4.9	$10,591

Exercisable at December 31, 2011	3,810	$0.54	3.6	$8,269

Share Awards

On April 19, 2007, Parent granted nonvested share awards to certain company employees. The first tranche (50%) of the share awards vested 25% over four years, while the second tranche (50%) vests 100% in April 2015, but can vest earlier upon the occurrence of a qualified exit event and Company performance. An additional grant was made to Parent’s board of directors in August 2007 and July 2011. The nonvested shares granted to the board of directors vests 25% each year over four years. The grant made to the board of directors in August 2007 is now fully vested. The value of such share awards is equal to the share price on the date of grant.

Additionally, in conjunction with the merger, Parent cancelled 379,000 restricted share awards of the Company’s predecessor. These share awards were replaced with 2,212,957 nonvested shares of Parent. This cancellation and exchange was accounted for as a modification. The replacement awards vest only upon the occurrence of a change in control or other exit event as defined in the award agreement and Company performance. As a result of the modification, approximately $8.8 million of unamortized compensation cost related to the Predecessor awards will only be expensed upon the occurrence of a change in control or qualified exit event, and the completion of the derived service period. At December 31, 2011, 2,212,957 of these share awards were outstanding and unvested.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The grants of nonvested share awards, excluding the awards exchanged concurrent with the merger, during the year ended December 31, 2011 are summarized as follows:

Nonvested Shares	Number of Shares (000)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	8,937	$0.49
Additional grants	320	1.85
Vested	(1,887)	0.51
Forfeited	(175)	1.62

Nonvested at December 31, 2011	7,195	$0.52

The weighted average grant-date fair value per share award was $1.85, $1.62 and $0.76 for the years ended December 31, 2011, 2010 and 2009, respectively. The total fair value of shares which vested during the years ended December 31, 2011, 2010 and 2009 was approximately $3.5 million, $3.0 million and $1.7 million, respectively.

Warrants

During 2009, Parent granted warrants to a not-for-profit healthcare system (hospital partner) that holds ownership in some of the Company’s facilities. The warrants are to purchase Parent’s common stock and were fully vested and non-forfeitable at the date of grant but contain exercise restrictions. Because the warrants are fully vested, the expense associated with them was recorded upon grant within other operating expenses at a fair value determined using the Black-Scholes formula. The assumptions included an expected life equal to the contractual life of approximately 8 1/2 years; a risk free interest rate of 2.7%; a dividend yield of 0.0%; and an estimated volatility of approximately 58%. In this grant, the hospital partner received 333,330 warrants with an exercise price of $3.00 per share, of which 55,555 were exercisable immediately; the exercise restrictions on additional tranches of 55,555 warrants lapse each December 1 which began in 2009 and ends in 2013. At December 31, 2011, 222,220 warrants are exercisable. Because the warrants are fully vested, the expense associated with these warrants was recorded upon grant within “other operating expenses.”

During 2008, one of the Company’s hospital partners, Baylor, was granted 666,666 warrants to purchase Parent’s common stock for $3.00 per share. The warrants are fully vested and nonforfeitable but contain exercise restrictions. The exercise restrictions on 111,111 warrants lapse each December 31 which began in 2008 and ends in 2013. The warrants have a contractual life of ten years. The total fair value of the warrants was approximately $0.3 million and was determined using the Black Scholes formula. The assumptions included an expected life equal to the contractual life of the warrants; a risk free interest rate of 3.5%, a dividend yield of 0.0%; and an estimated volatility of approximately 59%. Because the warrants are fully vested, the expense associated with these warrants was recorded upon grant within “other operating expenses.” Baylor’s Chief Executive Officer is a member of the Company’s Board of Directors (Note 12). At December 31, 2011, 444,444 warrants are exercisable.

During 2007, Parent granted a total of 2,333,328 warrants to purchase its common stock to four of the Company’s hospital partners. The exercise price of the warrants was $3.00 per share. All of the warrants are fully vested and non-forfeitable but contain exercise restrictions. Of the 2,333,328 warrants outstanding at December 31, 2011, 1,777,774 warrants are exercisable and a portion of the remaining 555,554 warrants will

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

become exercisable in 2012 and become fully exercisable by 2013. The warrants have a contractual life of eight to ten years. The total fair value of the warrants was approximately $1.1 million and was determined using the Black Scholes formula. The assumptions included an expected life equal to the contractual life of each warrant; a risk free interest rate of 3.6% to 4.6%; a dividend yield of 0.0%; and an estimated volatility of approximately 59%. Because the warrants are fully vested, the expense associated with these warrants was recorded upon grant within “other operating expenses.”

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

	United States	United Kingdom	Total
Year Ended December 31, 2011
Net patient service revenues	$418,155	$110,408	$528,563
Other revenues	81,023	—	81,023

Total revenues	$499,178	$110,408	$609,586

Depreciation and amortization	$21,177	$8,285	$29,462
Goodwill impairment	—	107,028	107,028
Operating income (loss)	233,659	(92,528)	141,131
Net interest expense	(63,021)	(1,704)	(64,725)
Income tax expense	(53,120)	(3,609)	(56,729)
Total assets	2,114,249	279,249	2,393,498
Capital expenditures	32,178	18,345	50,523

	United States	United Kingdom	Total
Year Ended December 31, 2010
Net patient service revenues	$402,049	$102,716	$504,765
Other revenues	71,900	—	71,900

Total revenues	$473,949	$102,716	$576,665

Depreciation and amortization	$22,493	$7,306	$29,799
Operating income	194,610	15,906	210,516
Net interest expense	(66,144)	(3,096)	(69,240)
Income tax expense	(29,257)	(3,071)	(32,328)
Total assets	2,051,144	321,595	2,372,739
Capital expenditures	31,149	22,367	53,516

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	United States	United Kingdom	Total
Year Ended December 31, 2009
Net patient service revenues	$418,802	$105,097	$523,899
Other revenues	69,576	—	69,576

Total revenues	$488,378	$105,097	$593,475

Depreciation and amortization	$24,432	$6,733	$31,165
Operating income	178,176	20,119	198,295
Net interest expense	(66,041)	(1,571)	(67,612)
Income tax benefit (expense)	5,455	(4,576)	879
Total assets	2,000,087	325,305	2,325,392
Capital expenditures	20,296	12,393	32,689

(16)    Commitments and Contingencies

(a)    Financial Guarantees

As of December 31, 2011, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $76.4 million. Of the total, $21.1 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $46.6 million of the remaining $55.3 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $8.7 million primarily represents guarantees of the obligations of four facilities which have been sold. The Company has full recourse to the buyers with respect to these amounts.

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

(c)    Self Insurance and Professional Liability Claims

The Company is self-insured for certain losses related to health and workers’ compensation claims, although it obtains third-party insurance coverage to limit its exposure to these claims. The Company estimates its self-insured liabilities using a number of factors including historical claims experience, an estimate of incurred but not reported claims, demographic factors, severity factors and actuarial valuations. The Company believes that

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the accruals established at December 31, 2011, which were estimated based on actual employee health claim patterns, adequately provide for its exposure under this arrangement. The Company’s potential for losses related to professional and general liability is managed through a wholly-owned insurance captive.

(d)    Employee Benefit Plans

The Company’s eligible U.S. employees may choose to participate in the United Surgical Partners International, Inc. 401(k) Plan under which the Company may elect to make contributions that match from zero to 100% of participants’ contributions. Charges to expense under this plan were $2.2 million for the year ended December 31, 2011 and $2.0 million in each of the years ended December 31, 2010 and 2009.

One of the Company’s U.K. subsidiaries, which the Company acquired in 2000, has obligations remaining under a defined benefit pension plan that originated in 1991 and was closed to new participants at the end of 1998. The plan’s overall strategy is to outperform the CAPS Pooled Fund Median over rolling three year periods. To implement this strategy the plan invests in a wide diversification of asset types and fund strategies. The target allocations for plan assets are approximately 79% equity securities, 14% bonds and 7% to all other types of investments. At December 31, 2011, the plan had 59 participants, plan assets of $10.5 million, an accumulated pension benefit obligation of $13.7 million, and a projected benefit obligation of $13.7 million. At December 31, 2010, the plan had 59 participants, plan assets of $10.4 million, an accumulated pension benefit obligation of $13.1 million, and a projected benefit obligation of $13.1 million. Pension expense for the years ended December 31, 2011, 2010 and 2009 was $0.4 million, $0.5 million and $0.5 million, respectively.

At December 31, 2011, the estimated fair value of U.K.’s pension plan assets by asset type was: $8.2 million — equities; $1.4 million — bonds; $0.7 million — cash; and $0.3 million of other investments, which are primarily mutual funds invested in real estate properties. At December 31, 2010, the estimated fair value of U.K.’s pension plan assets by asset type was: $8.6 million — equities; $1.0 million — bonds; $0.5 million — cash; and $0.3 million of other investments, which are primarily mutual funds invested in real estate properties. The estimated fair value of equities, bonds and cash are calculated using Level 1 inputs. The estimated fair value of property mutual funds are based on Level 3 inputs. There was no significant activity within the Level 3 investments during 2011 or 2010.

The Company’s Deferred Compensation Plan covers select members of management as determined by its Compensation Committee. Under the plan, eligible employees may contribute a portion of their salary and annual bonus on a pretax basis. The plan is a non-qualified plan; therefore, the associated liabilities are included in the Company’s consolidated balance sheets as of December 31, 2011 and 2010. In addition, the Company maintains an irrevocable grantor’s trust to hold assets that fund benefit obligations under the plan, including corporate-owned life insurance policies. The cash surrender value of such policies is included in the consolidated balance sheets in other noncurrent assets and totaled $10.7 million and $11.0 million at December 31, 2011 and 2010, respectively. The Company’s obligations related to the plan were $13.2 million and $13.1 million, at December 31, 2011 and 2010, respectively, of which $0.7 million and $2.3 million in 2011 and 2010, respectively, are included in accrued salaries and benefits with the remaining amounts included in other long-term liabilities. Total expense under the plan for the years ended December 31, 2011, 2010 and 2009 was $1.2 million, $0.8 million and $0.3 million, respectively.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(e)    Employment Agreements

The Company entered into employment agreements dated April 19, 2007 with Donald E. Steen and William H. Wilcox. The agreement with Mr. Steen, who serves as the Company’s Chairman provides for annual base compensation of $312,500 (as of December 31, 2011), subject to increases approved by the board of directors, a performance bonus based on the sole discretion of the Company’s Board of Directors, and his continued employment until April 19, 2013. After April 19, 2013, the contract automatically renews for additional one year terms unless terminated by either party.

The agreement with Mr. Wilcox, the Company’s Chief Executive Officer, provides for annual base compensation of $625,000 (as of December 31, 2011), subject to increases approved by the board of directors, and Mr. Wilcox is eligible for a performance bonus based on the sole discretion of the Company’s Board of Directors. The agreement renews automatically for two-year terms unless terminated by either party.

At December 31, 2011, the Company has employment agreements with 17 other senior managers which generally include one year terms and renew automatically for additional one year terms unless terminated by either party. The total annual base compensation under these agreements is $5.5 million as of December 31, 2011, subject to increases approved by the board of directors, and performance bonuses of up to a total of $3.7 million per year.

(17)    Subsequent Events

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

Condensed Consolidating Balance Sheets:

As of December 31, 2011	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$36,198	$5,624	$—	$41,822
Accounts receivable, net	—	58,057	—	58,057
Other receivables	44,627	52,122	(86,250)	10,499
Inventories of supplies	737	9,380	—	10,117
Prepaids and other current assets	32,248	2,585	—	34,833

Total current assets	113,810	127,768	(86,250)	155,328
Property and equipment, net	23,705	211,296	320	235,321
Investments in affiliates	952,116	—	(507,382)	444,734
Goodwill and intangible assets, net	930,186	251,882	354,417	1,536,485
Other assets	88,206	511	(67,087)	21,630

Total assets	$2,108,023	$591,457	$(305,982)	$2,393,498

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,789	$26,976	$—	$28,765
Accrued expenses and other	227,790	79,603	(84,408)	222,985
Current portion of long-term debt	5,595	21,193	(1,301)	25,487

Total current liabilities	235,174	127,772	(85,709)	277,237
Long-term debt, less current portion	952,717	91,038	(786)	1,042,969
Other long-term liabilities	187,444	11,618	(309)	198,753
Parent’s equity	732,688	335,461	(335,461)	732,688
Noncontrolling interests	—	25,568	116,283	141,851

Total liabilities and equity	$2,108,023	$591,457	$(305,982)	$2,393,498

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2010	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$60,186	$67	$—	$60,253
Accounts receivable, net	—	50,082	—	50,082
Other receivables	27,313	45,146	(57,217)	15,242
Inventories of supplies	685	8,506	—	9,191
Prepaids and other current assets	27,477	2,166	—	29,643

Total current assets	115,661	105,967	(57,217)	164,411
Property and equipment, net	24,343	177,803	114	202,260
Investments in affiliates	1,010,592	—	(617,031)	393,561
Goodwill and intangible assets, net	904,108	342,777	340,991	1,587,876
Other assets	91,151	2,602	(69,122)	24,631

Total assets	$2,145,855	$629,149	$(402,265)	$2,372,739

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,684	$21,804	$—	$23,488
Accrued expenses and other	236,835	37,868	(55,917)	218,786
Current portion of long-term debt	4,932	19,751	(2,297)	22,386

Total current liabilities	243,451	79,423	(58,214)	264,660
Long-term debt, less current portion	966,999	82,732	(2,291)	1,047,440
Other long-term liabilities	148,648	9,692	(520)	157,820
Parent’s equity	786,757	432,261	(432,261)	786,757
Noncontrolling interests	—	25,041	91,021	116,062

Total liabilities and equity	$2,145,855	$629,149	$(402,265)	$2,372,739

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations:

Year Ended December 31, 2011	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$106,481	$526,904	$(23,799)	$609,586
Equity in earnings of unconsolidated affiliates	40,164	3,073	39,515	82,752
Operating expenses, excluding depreciation and amortization	79,067	464,619	(21,941)	521,745
Depreciation and amortization	6,635	22,695	132	29,462

Operating income	60,943	42,663	37,525	141,131
Interest expense, net	(58,835)	(5,890)	—	(64,725)
Other income (expense), net	(155)	265	(183)	(73)

Income from continuing operations before income taxes	1,953	37,038	37,342	76,333
Income tax expense	(52,278)	(4,451)	—	(56,729)

Income (loss) from continuing operations	(50,325)	32,587	37,342	19,604
Loss from discontinued operations, net of tax	(519)	(2)	2	(519)

Net income (loss)	(50,844)	32,585	37,344	19,085
Less: Net income attributable to noncontrolling interests	—	(16,978)	(52,951)	(69,929)

Net income (loss) attributable to Parent	$(50,844)	$15,607	$(15,607)	$(50,844)

Year Ended December 31, 2010	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$97,463	$501,505	$(22,303)	$576,665
Equity in earnings of unconsolidated affiliates	132,846	2,116	(65,046)	69,916
Operating expenses, excluding depreciation and amortization	86,521	342,690	(22,945)	406,266
Depreciation and amortization	7,249	22,346	204	29,799

Operating income	136,539	138,585	(64,608)	210,516
Interest expense, net	(61,205)	(7,945)	(90)	(69,240)
Other income (expense), net	708	—	—	708

Income from continuing operations before income taxes	76,042	130,640	(64,698)	141,984
Income tax expense	(26,946)	(5,382)	—	(32,328)

Income from continuing operations	49,096	125,258	(64,698)	109,656
Loss from discontinued operations, net of tax	(7,003)	(533)	533	(7,003)

Net income	42,093	124,725	(64,165)	102,653
Less: Net income attributable to noncontrolling interests	—	(12,879)	(47,681)	(60,560)

Net income attributable to Parent	$42,093	$111,846	$(111,846)	$42,093

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2009	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$96,861	$519,293	$(22,679)	$593,475
Equity in earnings of unconsolidated affiliates	133,230	2,413	(73,872)	61,771
Operating expenses, excluding depreciation and amortization	101,711	346,489	(22,414)	425,786
Depreciation and amortization	7,380	23,409	376	31,165

Operating income	121,000	151,808	(74,513)	198,295
Interest expense, net	(60,386)	(7,221)	(5)	(67,612)
Other income (expense), net	384	(11)	—	373

Income from continuing operations before income taxes	60,998	144,576	(74,518)	131,056
Income tax benefit (expense)	7,215	(6,336)	—	879

Income from continuing operations	68,213	138,240	(74,518)	131,935
Earnings from discontinued operations, net of tax	1,453	996	(996)	1,453

Net income	69,666	139,236	(75,514)	133,388
Less: Net income attributable to noncontrolling interests	—	(11,128)	(52,594)	(63,722)

Net income attributable to Parent	$69,666	$128,108	$(128,108)	$69,666

Condensed Consolidating Statements of Comprehensive Income (Loss):

Year Ended December 31, 2011	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income (loss)	$(50,844)	$32,585	$37,344	$19,085
Other comprehensive income:
Foreign currency translation adjustments	1,314	1,314	(1,314)	1,314
Unrealized gain on interest rate swaps, net of tax	2,560	204	(204)	2,560
Pension adjustments, net of tax	(556)	(556)	556	(556)

Total other comprehensive income	3,318	962	(962)	3,318

Comprehensive income (loss)	(47,526)	33,547	36,382	22,403
Less: Comprehensive income attributable to noncontrolling interests	—	(16,978)	(52,951)	(69,929)

Comprehensive income (loss) attributable to Parent	$(47,526)	$16,569	$(16,569)	$(47,526)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2010	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$42,093	$124,725	$(64,165)	$102,653
Other comprehensive income:
Foreign currency translation adjustments	(11,638)	(11,638)	11,638	(11,638)
Unrealized gain on interest rate swaps, net of tax	3,408	780	(780)	3,408
Pension adjustments, net of tax	724	724	(724)	724

Total other comprehensive income	(7,506)	(10,134)	10,134	(7,506)

Comprehensive income	34,587	114,591	(54,031)	95,147
Less: Comprehensive income attributable to noncontrolling interests	—	(12,879)	(47,681)	(60,560)

Comprehensive income attributable to Parent	$34,587	$101,712	$(101,712)	$34,587

Year Ended December 31, 2009	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$69,666	$139,236	$(75,514)	$133,388
Other comprehensive income:
Foreign currency translation adjustments	21,967	21,967	(21,967)	21,967
Unrealized gain on interest rate swaps, net of tax	3,894	108	(108)	3,894
Pension adjustments, net of tax	(698)	(698)	698	(698)

Total other comprehensive income	25,163	21,377	(21,377)	25,163

Comprehensive income	94,829	160,613	(96,891)	158,551
Less: Comprehensive income attributable to noncontrolling interests	—	(11,128)	(52,594)	(63,722)

Comprehensive income attributable to Parent	$94,829	$149,485	$(149,485)	$94,829

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of USPI Stockholder’s Equity:

	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Balance, December 31, 2009	$757,952	$412,362	$(412,362)	$757,952
Net income	42,093	124,725	(64,165)	102,653
Net income attributable to noncontrolling interests	—	(12,879)	(47,681)	(60,560)
Contribution related to equity award grants by USPI Group Holdings, Inc.	2,294	527	(527)	2,294
Acquisitions and contributions	(452)	36,090	(36,090)	(452)
Disposals and deconsolidations	(6,774)	(5,857)	5,857	(6,774)
Distributions	—	(112,573)	112,573	—
Dividend on common stock	(850)	—	—	(850)
Foreign currency translation and other	(7,506)	(10,134)	10,134	(7,506)

Balance, December 31, 2010	786,757	432,261	(432,261)	786,757
Net income (loss)	(50,844)	32,585	37,344	19,085
Net income attributable to noncontrolling interests	—	(16,978)	(52,951)	(69,929)
Contribution related to equity award grants by USPI Group Holdings, Inc.	1,150	—	—	1,150
Acquisitions and contributions	(473)	6,218	(6,218)	(473)
Disposals and deconsolidations	(7,220)	3,049	(3,049)	(7,220)
Distributions	—	(122,636)	122,636	—
Foreign currency translation and other	3,318	962	(962)	3,318

Balance, December 31, 2011	$732,688	$335,461	$(335,461)	$732,688

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows:

Year Ended December 31, 2011	Guarantor	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(50,844)	$32,585	$37,344	$19,085
Loss on discontinued operations	519	2	(2)	519
Changes in operating and intercompany assets and liabilities and noncash items included in net income	137,984	118,640	(92,114)	164,510

Net cash provided by (used in) operating activities	87,659	151,227	(54,772)	184,114
Cash flows from investing activities:
Purchases of property and equipment, net	(7,955)	(25,585)	—	(33,540)
Purchases of new businesses and equity interests, net	(77,881)	(25,456)	—	(103,337)
Other items, net	(23,113)	12,009	10,626	(478)

Net cash used in investing activities	(108,949)	(39,032)	10,626	(137,355)
Cash flows from financing activities:
Long-term borrowings, net	(14,265)	(8,644)	2,509	(20,400)
Purchases and sales of noncontrolling interests, net	510	—	—	510
Distributions to noncontrolling interests	—	(122,636)	54,772	(67,864)
Decrease in cash held on behalf of noncontrolling interest holders and other	11,057	25,143	(13,135)	23,065

Net cash provided by (used in) financing activities	(2,698)	(106,137)	44,146	(64,689)

Effect of exchange rate changes on cash	—	(501)	—	(501)

Net increase (decrease) in cash	(23,988)	5,557	—	(18,431)
Cash at the beginning of the period	60,186	67	—	60,253

Cash at the end of the period	$36,198	$5,624	$—	$41,822

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2010	Guarantor	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$42,093	$124,725	$(64,165)	$102,653
Loss on discontinued operations	7,003	533	(533)	7,003
Changes in operating and intercompany assets and liabilities and noncash items included in net income	17,222	31,072	11,114	59,408

Net cash provided by (used in) operating activities	66,318	156,330	(53,584)	169,064
Cash flows from investing activities:
Purchases of property and equipment, net	(5,437)	(34,598)	—	(40,035)
Purchases of new businesses and equity interests, net	(21,698)	(11,601)	—	(33,299)
Other items, net	(9,306)	(2,350)	12,950	1,294

Net cash used in investing activities	(36,441)	(48,549)	12,950	(72,040)
Cash flows from financing activities:
Long-term borrowings, net	14,735	(20,400)	4,513	(1,152)
Purchases and sales of noncontrolling interests, net	737	349	—	1,086
Distributions to noncontrolling interests	—	(112,573)	53,584	(58,989)
Dividend payment on common stock	(850)	—	—	(850)
Decrease in cash held on behalf of noncontrolling interest holders and other	(11,743)	15,112	(17,463)	(14,094)

Net cash provided by (used in) financing activities	2,879	(117,512)	40,634	(73,999)

Net cash provided by discontinued operations	—	2,169	—	2,169
Effect of exchange rate changes on cash	—	169	—	169

Net increase (decrease) in cash	32,756	(7,393)	—	25,363
Cash at the beginning of the period	27,430	7,460	—	34,890

Cash at the end of the period	$60,186	$67	$—	$60,253

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2009	Guarantor	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$69,666	$139,236	$(75,514)	$133,388
Income from discontinued operations	(1,453)	(996)	996	(1,453)
Changes in operating and intercompany assets and liabilities and noncash items included in net income	(1,582)	30,074	20,183	48,675

Net cash provided by (used in) operating activities	66,631	168,314	(54,335)	180,610
Cash flows from investing activities:
Purchases of property and equipment, net	(5,139)	(24,565)	—	(29,704)
Purchases of new businesses and equity interests, net	(57,625)	(11,816)	9,914	(59,527)
Other items, net	3,837	(10,668)	10,233	3,402

Net cash used in investing activities	(58,927)	(47,049)	20,147	(85,829)
Cash flows from financing activities:
Long-term borrowings, net	(2,750)	(18,905)	1,585	(20,070)
Purchases and sales of noncontrolling interests, net	(4,662)	2,595	—	(2,067)
Distributions to noncontrolling interests	—	(117,890)	54,335	(63,555)
Dividend payment on common stock	(88,617)	—	—	(88,617)
Increase in cash held on behalf of noncontrolling interest holders and other	73,730	11,064	(21,732)	63,062

Net cash used in financing activities	(22,299)	(123,136)	34,188	(111,247)

Net cash provided by discontinued operations	—	1,725	—	1,725
Effect of exchange rate changes on cash	—	196	—	196

Net increase (decrease) in cash	(14,595)	50	—	(14,545)
Cash at the beginning of the period	42,025	7,410	—	49,435

Cash at the end of the period	$27,430	$7,460	$—	$34,890

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(19)    Selected Quarterly Financial Data (Unaudited)

	2011 Quarters
	First	Second	Third	Fourth
Net revenues	$147,090	$151,050	$149,458	$161,988
Income (loss) from continuing operations	32,126	34,902	31,874	(79,298)
Net income attributable to noncontrolling interests	(15,712)	(17,282)	(16,598)	(20,337)
Net income (loss) attributable to USPI’s common stockholder	15,721	17,786	15,286	(99,637)

	2010 Quarters
	First	Second	Third	Fourth
Net revenues	$137,871	$143,190	$141,392	$154,212
Income from continuing operations	25,442	30,697	25,875	27,642
Net income attributable to noncontrolling interests	(13,635)	(15,135)	(14,309)	(17,481)
Net income attributable to USPI’s common stockholder	12,011	15,887	11,848	2,347

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including case volumes, interest rates, acquisitions, changes in contracts, the timing of price changes, and financing activities. The Company has also completed acquisitions and opened new facilities throughout 2010 and 2011, all of which significantly affect the comparability of net income from quarter to quarter. In addition, the Company recorded a $107.0 million goodwill impairment charged related to its U.K. reporting unit in the fourth quarter of 2011.

(2)    Financial Statement Schedule

The following financial statement schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Balance at Beginning of Period	Additions Charged to:				Balance at End of Period
		Costs and Expenses	Other Accounts	Deductions(2)	Other Items(3)
	(In thousands)
Year ended December 31, 2009(1)	$11,544	$8,958	$—	$(10,149)	$(2,193)	$8,160
Year ended December 31, 2010(1)	8,160	8,458	—	(8,742)	(395)	7,481
Year ended December 31, 2011(1)	7,481	9,648	—	(9,130)	577	8,576

Valuation allowance for deferred tax assets

	Balance at Beginning of Period	Additions Charged to:				Balance at End of Period
		Costs and Expenses	Other Accounts(4)	Deductions(5)	Other Items
	(In thousands)
Year ended December 31, 2009	$38,558	$—	$—	$(31,193)	$(4,082)	$3,283
Year ended December 31, 2010	3,283	—	—	—	(2,598)	685
Year ended December 31, 2011	685	—	—	—	135	820

(1)	Includes amounts related to companies disposed of in 2009 through 2011.

(2)	Accounts written off.

(3)	Balances from entities that were deconsolidated and other.

(4)	Recorded to goodwill

(5)	Reversal of deferred tax asset allowance (Note 13), recorded as a reduction of income tax expense.

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

S-1

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Consolidated Financial Statements

Years Ended June 30, 2011 and 2010

(With Independent Auditors’ Report Thereon)

1

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2011 AND 2010

REPORT OF INDEPENDENT AUDITORS

To the Board of Managers

Texas Health Ventures Group, L.L.C.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in equity, and of cash flows present fairly, in all material respects, the financial position of Texas Health Ventures Group, L.L.C and Subsidiaries (the “Company”) at June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

October 5, 2011

Dallas, Texas

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS —

JUNE 30, 2011 AND 2010

	2011	2010
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash	$1,085	$522
Funds due from United Surgical Partners, Inc.	46,538	43,709
Patient receivables, net of allowance for doubtful accounts of $10,523 and $12,560 at June 30, 2011 and 2010, respectively	57,894	48,468
Supplies	10,531	8,903
Prepaid and other current assets	3,076	2,096

Total current assets	119,124	103,698
PROPERTY AND EQUIPMENT, net (Note 2)	199,922	170,428
OTHER LONG-TERM ASSETS:
Investments in unconsolidated affiliates (Note 4)	2,298	1,871
Goodwill and intangible assets, net (Note 6)	174,036	143,915
Other	575	1,051

Total assets	$495,955	$420,963

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,996	$16,335
Accrued expenses and other	21,187	16,504
Current portion of long-term obligations (Note 7)	16,339	12,887

Total current liabilities	55,522	45,726
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION (Note 7)	164,747	142,709
OTHER LIABILITIES	14,424	14,540

Total liabilities	234,693	202,975
COMMITMENTS AND CONTINGENCIES (Notes 7, 8, 9 and 10)
NONCONTROLLING INTERESTS — REDEEMABLE	49,251	30,352
EQUITY:
Members’ equity	194,810	172,091
Noncontrolling interests — nonredeemable	17,201	15,545

Total equity	212,011	187,636

Total liabilities and equity	$495,955	$420,963

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

(In thousands)

	2011	2010
REVENUES:
Net patient service revenue	$578,825	$478,973
Management and royalty fee income (Note 9)	601	600
Other income	802	517

Total revenues	580,228	480,090

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES (Note 4)	1,199	1,100

OPERATING EXPENSES:
Salaries, benefits, and other employee costs	127,628	102,498
Medical services and supplies	139,517	120,017
Management and royalty fees (Note 9)	23,785	19,181
Professional fees	4,072	3,348
Other operating expenses	80,658	65,665
Provision for doubtful accounts	15,636	15,283
Depreciation and amortization	24,536	19,635

Total operating expenses	415,832	345,627

Operating income	165,595	135,563
NONOPERATING INCOME (EXPENSES):
Interest expense	(15,998)	(13,680)
Interest income (Note 9)	235	338
Other income (expense), net	(271)	31

Income before income taxes	149,561	122,252
INCOME TAXES	(3,661)	(3,009)

Net income	145,900	119,243
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS — Redeemable	(71,501)	(57,886)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS — Nonredeemable	(4,833)	(4,444)

Net income attributable to the Company	$69,566	$56,913

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

(In thousands)

	Equity				Noncontrolling Interests — Nonredeemable
	Total	USP	BUMC	Total
Balance at June 30, 2009	$209,603	$97,100	$97,491	$194,591	$15,012
Net income	61,357	28,400	28,513	56,913	4,444
Distributions to members	(87,059)	(41,368)	(41,534)	(82,902)	(4,157)
Contributions from members	4,766	2,238	2,247	4,485	281
Purchase of noncontrolling interests	495	(95)	(96)	(191)	686
Sales of noncontrolling interests	(1,526)	(402)	(403)	(805)	(721)

Balance at June 30, 2010	187,636	85,873	86,218	172,091	15,545
Net income	74,399	34,713	34,853	69,566	4,833
Distributions to members	(68,266)	(31,727)	(31,855)	(63,582)	(4,684)
Contributions from members	17,859	8,912	8,947	17,859	—
Purchase of noncontrolling interests	653	(583)	(585)	(1,168)	1,821
Sales of noncontrolling interests	(270)	22	22	44	(314)

Balance at June 30, 2011	$212,011	$97,210	$97,600	$194,810	$17,201

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

(In thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,900	$119,243
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	15,636	15,283
Depreciation and amortization	24,536	19,635
Amortization of debt issue costs	9	5
Equity in earnings of unconsolidated affiliates, net of distributions received	(427)	(183)
Changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(22,931)	(20,815)
Due to/from affiliates, net	—	(3,119)
Supplies, prepaids, and other assets	(2,058)	(835)
Accounts payable and accrued expenses	3,789	2,829

Net cash provided by operating activities	164,454	132,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of new businesses and equity interests, net of cash received of $1,862 and $1,506 for 2011 and 2010, respectively	(20,000)	1,506
Purchases of property and equipment	(11,898)	(16,842)
Sales of property and equipment	—	100
Change in deposits and notes receivables	330	43
Change in funds due from United Surgical Partners, Inc.	(2,219)	26,229

Net cash (used in) provided by investing activities	(33,787)	11,036

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	$3,093	$9,988
Payments on long-term obligations	(17,067)	(17,703)
Distributions to noncontrolling interest owners	(70,644)	(61,361)
Purchases of noncontrolling interests	(1,969)	(1,838)
Sales of noncontrolling interests	2,206	2,944
Contributions from members	17,859	—
Distributions to members	(63,582)	(82,902)

Net cash used in financing activities	(130,104)	(150,872)

INCREASE (DECREASE) IN CASH	563	(7,793)
CASH, beginning of period	522	8,315

CASH, end of period	$1,085	$522

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$15,917	$13,397
Cash paid for income taxes	3,143	2,816
Noncash transactions:
Noncash assets contributed by Members (Note 3)	—	4,766
Assets acquired under capital leases	36,271	25,339

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

FOR THE YEAR ENDED JUNE 30, 2011 AND 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Texas Health Ventures Group, L.L.C. and subsidiaries (THVG or the Company), a Texas limited liability company, was formed on January 21, 1997, for the primary purpose of developing, acquiring, and operating ambulatory surgery centers and related entities. Prior to June 29, 2008, Baylor Health Services (BHS), a Texas nonprofit corporation that is a controlled affiliate of Baylor Health Care System (BHCS), a Texas nonprofit corporation, owned 50.1% interest in THVG. On June 29, 2008, BHS distributed 49% of its existing 50.1% interest in THVG to Baylor University Medical Center (BUMC), a Texas nonprofit corporation whose sole member is BHCS. THVG is ultimately a subsidiary of BHCS through the combined ownership by BUMC and BHS (collectively referred to herein as Baylor). USP North Texas, Inc. (USP), a Texas corporation and subsidiary of United Surgical Partners International, Inc. (USPI), owns 49.9% of THVG. On June 30, 2009, BHS assigned its 1.1% remaining interest to BUMC. THVG’s fiscal year ends June 30. THVG’s subsidiaries’ fiscal years end December 31; however, the financial information of these subsidiaries included in these consolidated financial statements is as of and for the twelve months ended June 30, 2011 and 2010.

THVG owns equity interests in and operates ambulatory surgery centers, surgical hospitals, and related businesses in the Dallas/Fort Worth, Texas, metropolitan area. At June 30, 2011, THVG operated thirty-two facilities (the Facilities) under management contracts, thirty-one of which are consolidated for financial reporting purposes and one of which is accounted for under the equity method. In addition, THVG holds equity method investments in two partnerships that each own the real estate used by two of the Facilities.

THVG has been funded by capital contributions from its members and by cash distributions from the Facilities. The board of managers, which is controlled by Baylor, initiates requests for capital contributions. The Facilities’ operating agreements provide that cash flows available for distribution will be distributed at least quarterly to THVG and other owners of the Facilities.

THVG’s operating agreement provides that the board of managers determine, on at least a quarterly basis, if THVG should make a cash distribution based on a comparison of THVG’s excess cash on hand versus current and anticipated needs, including, without limitation, needs for operating expenses, debt service, acquisitions, and a reasonable contingency reserve. The terms of THVG’s operating agreement provide that any distributions, whether driven by operating cash flows or by other sources, such as the distribution of noncash assets or distributions in the event THVG liquidates, are to be shared according to each member’s overall ownership level in THVG. Those ownership levels were 50.1% for BUMC and 49.9% for USP as of June 30, 2011 and 2010.

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

Cash Equivalents

THVG considers all highly liquid instruments with original maturities when purchased of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2011 or 2010.

Patient Receivables

Patient receivables are stated at estimated net realizable value. Significant concentrations of patient receivables at June 30, 2011 and 2010 include:

	2011	2010
Commercial and managed care providers	68%	64%
Government-related programs	12%	18%
Self-pay patients	20%	18%

	100%	100%

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

Intangible Assets and Goodwill

Intangible assets consist of costs in excess of net assets acquired (goodwill), costs associated with the purchase of management service contract rights, and other intangibles. Most of these assets have indefinite lives. Accordingly, these assets are not amortized but are instead tested for impairment annually or more frequently if changing circumstances warrant. The amount by which the carrying amount would exceed fair value identified in a test for impairment would be recorded as an impairment loss in the consolidated statements of income. No such impairment was identified in 2011 or 2010. THVG amortizes intangible assets with definite useful lives over their respective useful lives to the estimated residual values and reviews them for impairment in the same manner as long-lived assets, as discussed below.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. In the event of impairment, measurement of the amount of impairment may be based on appraisal, fair values of similar assets or estimates of future discounted cash flows resulting from use and ultimate disposition of the asset. No such impairment was identified in 2011 or 2010.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs (Level 3), depending on the nature of the item being valued. The Company does not have financial assets and liabilities measured at fair value on a recurring basis at June 30, 2011. The carrying amounts of cash, funds due from United Surgical Partners, Inc., accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

The fair value of the Company’s long-term debt is determined by estimation of the discounted future cash flows of the debt at rates currently quoted or offered to a comparable company for similar debt instruments of comparable maturities by its lenders. At June 30, 2011, the aggregate carrying amount and estimated fair value of long-term debt were $43,435,000 and $42,786,000, respectively. At June 30, 2010, the aggregate carrying amount and estimated fair value of long term debt were $41,174,000 and $38,705,000, respectively.

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

Net patient service revenue from the Medicare and Medicaid programs accounted for approximately 14% and 12% of total net patient service revenue in 2011 and 2010, respectively.

Net patient service revenue from managed care contracts accounted for approximately 82% of net patient service revenue in both 2011 and 2010.

Net patient service revenue from private payors accounted for approximately 4% and 6% of total net patient service revenue in 2011 and 2010, respectively.

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

The Texas franchise tax applies to all THVG entities for any tax reports filed on or after January 1, 2008 and is reflected in the accompanying consolidated statements of income. Under the revised law, the tax is calculated on a margin base and is therefore reflected in THVG’s consolidated statements of income for the years ended June 30, 2011 and 2010 as income tax expense.

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

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of June 30, 2011 and 2010, THVG had no material gross unrecognized tax benefits. THVG files a partnership income tax return in the U.S. federal jurisdiction and a franchise tax return in the state of Texas. THVG is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2006. THVG has identified Texas as a “major” state taxing jurisdiction. THVG does not expect or anticipate a significant change over the next twelve months in the unrecognized tax benefits.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Recently Issued Accounting Pronouncements

In July 2011, The Financial Accounting Standards Board (FASB) issued ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.” This ASU requires certain health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. For public entities, this ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for the first annual period ending after December 15, 2012, and interim and annual periods thereafter, with early adoption permitted. The amendments to the presentation of the provision for bad debts related to patient service revenue in the statement of operations should be applied retrospectively to all prior periods presented. The disclosures required by the amendments in this Update should be provided for the period of adoption and subsequent reporting periods. THVG has not yet completed the process of evaluating the impact this ASU will have on its financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early application permitted in an entity’s financial statements that have not yet been issued. THVG plans to adopt this ASU during its fiscal year ending June 30, 2012.

Reclassifications

Certain reclassifications were made to the 2010 financial statements to conform to the 2011 presentation.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

2.	PROPERTY AND EQUIPMENT

At June 30, 2011 and 2010, property and equipment and related accumulated depreciation and amortization consisted of the following (in thousands):

	Estimated Useful Lives	2011	2010
Land	—	$607	$612
Buildings and leasehold improvements	5-25 years	178,370	145,242
Equipment	3-15 years	95,470	80,515
Furniture and fixtures	5-15 years	16,124	12,730
Construction in progress		723	3,441

		291,294	242,540
Less accumulated depreciation and amortization		(91,372)	(72,112)

Net property and equipment		$199,922	$170,428

At June 30, 2011 and 2010, assets recorded under capital lease arrangements included in property and equipment consisted of the following (in thousands):

	2011	2010
Buildings	$131,639	$105,186
Equipment and furniture	14,705	14,773

	146,344	119,959
Less accumulated amortization	(31,955)	(23,893)

Net property and equipment under capital leases	$114,389	$96,066

3.	CAPITAL CONTRIBUTIONS BY MEMBERS

As discussed in Note 1, THVG receives part of its funding through cash and capital contributions from its members. During 2010, THVG received noncash capital contributions consisting primarily of investments in partnerships that operate surgery centers in the Dallas/Fort Worth area. These noncash capital contributions, including THVG’s ownership in the investee, are as follows (in thousands):

Investee	Ownership Percentage	Net Assets Contributed	Effective Date
DeSoto Surgicare Partners, Ltd. (DeSoto)	50.1%	$1,684	December 1, 2009
Physicians Surgical Center of Fort Worth, L.L.P. (FW Physicians)	50.13%	3,082	December 31, 2009

USP previously had a controlling interest in DeSoto and had an equity method investment in FW Physicians through another subsidiary. On the effective dates listed above, USP sold 25.1% interest in Desoto and 25.12% interest in FW Physicians to Baylor. Through the contributions of USP and Baylor, THVG obtained control of DeSoto and FW Physicians, and accounted for the acquisitions as business combinations in accordance with ASC 805. THVG recorded the contributions from Baylor at predecessor basis, as they were common control transactions between a parent and subsidiary. In this transaction, Baylor’s predecessor basis is the same as fair value since the transfer happened at the same time of the business combination for Baylor. THVG recorded the contributions from USP at fair value, based on an appraisal, as USP is a noncontrolling interest holder.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Concurrent with the contributions, THVG began managing the operations of these facilities. The results of these transactions are included in THVG’s consolidated results of operations from the date of contribution.

REMAINDER OF PAGE INTENTIONALY LEFT BLANK

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The assets acquired and liabilities assumed resulting from the above contributions are summarized as follows (in thousands):

	DeSoto	FW Physicians
Current assets	$649	$1,732
Property and equipment	2,678	2,180
Goodwill — Parent	402	2,547
Goodwill — Noncontrolling interests	—	372
Other noncurrent asset	3	—

Total assets acquired	3,732	6,831
Current liabilities	1,154	1,556
Long-term debt	178	250

Total liabilities assumed	1,332	1,806
Noncontrolling interests	716	1,943

Net assets acquired	$1,684	$3,082

REMAINDER OF PAGE INTENTIONALY LEFT BLANK

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

4.	INVESTMENTS IN SUBSIDIARIES AND UNCONSOLIDATED AFFILIATES

THVG’s investments in consolidated subsidiaries and unconsolidated affiliates consisted of the following:

Legal Name	Facility	City	Percentage Owned
			June 30, 2011		June 30, 2010
Consolidated subsidiaries (1):
Bellaire Outpatient Surgery Center, L.L.P.	Bellaire Surgery Center	Fort Worth	50.1%		50.1%
Dallas Surgical Partners, L.L.C.	Baylor Surgicare	Dallas	62.6		62.6
Dallas Surgical Partners, L.L.C.	Texas Surgery Center	Dallas	62.6	(2)	62.6
Dallas Surgical Partners, L.L.C.	Physicians Day Surgery Center	Dallas	62.6	(2)	62.6
Denton Surgicare Partners, Ltd.	Baylor Surgicare at Denton	Denton	50.1		50.1
Frisco Medical Center, L.L.P.	Baylor Medical Center at Frisco	Frisco	50.2		50.3
Garland Surgicare Partners, Ltd.	Baylor Surgicare at Garland	Garland	50.1		50.1
Grapevine Surgicare Partners, Ltd.	Baylor Surgicare at Grapevine	Grapevine	51.1		50.1
Lewisville Surgicare Partners, Ltd.	Baylor Surgicare at Lewisville	Lewisville	51.8		52.4
MSH Partners, L.L.C.	Mary Shiels Hospital	Dallas	31.7		31.7
North Central Surgical Center, L.L.P.	North Central Surgery Center	Dallas	32.2		32.2
North Garland Surgery Center, L.L.P.	North Garland Surgery Center	Garland	52.8		51.6
Rockwall/Heath Surgery Center, L.L.P.	Baylor Surgicare at Heath	Heath	50.4		50.2
Trophy Club Medical Center, L.P.	Trophy Club Medical Center	Fort Worth	50.3		51.2
Valley View Surgicare Partners, Ltd.	Baylor Surgicare at Valley View	Dallas	50.1		50.1
Fort Worth Surgicare Partners, Ltd.	Baylor Surgical Hospital of Fort Worth	Fort Worth	50.1		50.1
Arlington Surgicare Partners, Ltd.	Surgery Center of Arlington	Arlington	50.1		50.1
Rockwall Ambulatory Surgery Center, L.L.P.	Rockwall Surgery Center	Rockwall	50.1		50.1
Baylor Surgicare at Plano, L.L.C.	Baylor Surgicare at Plano	Plano	50.1		50.1
Metroplex Surgicare Partners, Ltd.	Metroplex Surgicare	Bedford	50.1		50.1
Arlington Orthopedic and Spine Hospitals, LLC	Arlington Hospital	Arlington	50.1		50.1
Baylor Surgicare at Granbury, LLC	Granbury Surgical Plaza	Granbury	51.8		51.8
Physicians Center of Fort Worth, L.L.P.	Baylor Surgicare at Fort Worth I & II	Fort Worth	50.8		50.1
DeSoto Surgicare, Ltd.	North Texas Surgery Center	Desoto	52.3		50.1
Baylor Surgicare at Mansfield, L.L.C.	Baylor Surgicare at Mansfield	Mansfield	51.0		51.0
Metrocrest Surgery Center, L.L.C.	Baylor Surgicare at Carrollton	Carrollton	51.0		—
Baylor Surgicare of Duncanville, L.L.C.	Baylor Surgicare at Duncanville	Duncanville	57.8		—
Lone Star Endoscopy Center, L.L.C.	Lone Star Endoscopy	Keller Endo	51.0		—
Tuscan Surgery Center, L.L.C.	Tuscan Surgery Center at Las Colinas	Las Colinas	51.0		—
Baylor Surgicare at Ennis, L.L.C.	Baylor Surgicare at Ennis	Ennis	51.0		—
Baylor Surgicare at Plano Parkway, L.L.C.	Baylor Surgicare at Plano Parkway	Plano	51.0		—
Unconsolidated affiliates:
Denton Surgicare Real Estate, Ltd.	(3)	n/a	49.0		49.0
Irving-Coppell Surgical Hospital, L.L.P.	Irving-Coppell Surgical Hospital	Irving	18.9		18.3
MCSH Real Estate Investors, Ltd.	(3)	n/a	2.0		2.0

(1)	List excludes holding companies, which are wholly owned by the Company and hold the Company’s investments in the Facilities.

(2)	Merged into Baylor Surgicare.

(3)	These entities are not surgical facilities and do not have ownership in any surgical facilities.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the fiscal years ended June 30, 2011 and 2010, THVG acquired the equity interests of the following surgery centers:

Legal Name	Purchase Price (In thousands)	Effective Date	Percentage Acquired
Fiscal year ended June 30, 2011
Metrocrest Surery Center, L.P. (Carrollton)	$4,003	July 1, 2010	51%
Baylor Surgicare of Duncanville, LLC (Duncanville)	$626	November 1, 2010	50.1%
Lone Star Endoscopy Center, L.L.C. (Keller Endo)	$7,549	November 1, 2010	51%
Tuscan Surgery at Las Colinas, L.L.C. (Las Colinas)	$3,192	December 1, 2010	51%
Baylor Surgicare at Ennis, L.L.C. (Ennis)	$3,341	January 1, 2011	51%
Baylor Surgicare at Plano Parkway, L.L.C. (Plano Parkway)	$3,151	March 1, 2011	51%
Fiscal year ended June 30, 2010
Baylor Surgicare at Mansfield, LLC (Mansfield)	No consideration	May 1, 2010	51%

Carrollton, Duncanville, Keller Endo, Las Colinas, Ennis, Plano Parkway, and Mansfield like other facilities in which THVG invests, are operated by Baylor and USP through THVG, as described in Note 9.

REMAINDER OF PAGE INTENTIONALY LEFT BLANK

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the recorded values of the assets acquired and liabilities assumed at the dates of acquisition (in thousands):

	5/1/10 Mansfield	7/1/10 Carrollton	11/1/10 Duncanville	11/1/10 Keller Endo	12/1/10 Las Colinas	1/1/11 Ennis	3/1/11 Plano Parkway
Cash and cash equivalents	$791	$46	$192	$337	$85	$534	$686
Current assets	275	420	469	412	301	893	342
Property and equipment	1,305	722	599	1,627	822	1,792	139
Goodwill — parent	1,705	3,450	317	7,142	2,797	2,865	2,592
Goodwill — noncontrolling interests	1,638	1,968	97	4,253	1,566	1,629	1,537
Long-term assets	—	—	—	—	13	—	—

Total assets acquired	5,714	6,606	1,674	13,771	5,584	7,713	5,296

Current liabilities	2,202	4,106	568	527	409	2,250	71
Long-term liabilities	950	—	13	—	—	—	—
Long-term debt	2,562	—	61	1,044	36	36	—

Total liabilities assumed	5,714	4,106	642	1,571	445	2,286	71

Noncontrolling interest-redeemable	—	2,500	406	4,651	1,947	2,086	2,074

Net assets acquired	$—	$—	$626	$7,549	$3,192	$3,341	$3,151

The acquisitions were accounted for in accordance with ASC 805 and the acquisition method was applied. The acquisitions were recorded at fair value, which resulted in goodwill for the parent and noncontrolling interest holders. Fair values for noncontrolling interest holders are estimated based on market multiples and discounted cash flow models which have been derived from the Company’s experience in acquiring surgical facilities, market participant assumptions and third party valuations it has obtained with respect to such transactions. The inputs used in these models are Level 3 inputs, which under GAAP, are significant unobservable inputs. Inputs into these models include expected revenue growth, expected gross margins and discount factors.

The results of these acquisitions are included in THVG’s consolidated statements of income from the dates of acquisition. Total acquisition costs included in professional fees on THVG’s consolidated statement of income were $575,000 and $175,000 for 2011 and 2010, respectively.

5.	NONCONTROLLING INTERESTS

The Company controls and therefore consolidates the results of 31 of its 32 facilities at June 30, 2011. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the fiscal year ended June 30, 2011, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $1,969,000 and $2,206,000, respectively. During the fiscal year ended June 30, 2010, the Company purchased $1,838,000 and $2,944,000, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to the Company’s equity. The impact of these transactions is summarized as follows (in thousands):

	Year Ended June 30, 2011	Year Ended June 30, 2010
Net income attributable to the Company	$69,566	$56,913
Net transfers to the noncontrolling interests:
Decrease in the Company’s equity for losses incurred related to sales of subsidiaries’ equity interests	(1,168)	(805)
Increase (decrease) in the Company’s equity for losses incurred related to purchases of subsidiaries’ equity interests	44	(192)

Net transfers to noncontrolling interests	(1,124)	(997)

Change in equity from net income attributable to the Company and net transfers to noncontrolling interests	$68,442	$55,916

REMAINDER OF PAGE INTENTIONALY LEFT BLANK

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As further described in Note 1, upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. As a result, these noncontrolling interests are not included as part of the Company’s equity and are carried as noncontrolling interests-redeemable on the Company’s consolidated balance sheets. The activity in noncontrolling interests-redeemable for the years ended June 30, 2011 and 2010 is summarized below (in thousands):

Balance, June 30, 2009	$24,400
Net income attributable to noncontrolling interests	57,886
Distributions to noncontrolling interests	(57,204)
Purchases of noncontrolling interests	(1,860)
Sales of noncontrolling interests	4,471
Noncontrolling interests attributable to business combinations	2,659

Balance, June 30, 2010	30,352
Net income attributable to noncontrolling interests	71,501
Distributions to noncontrolling interests	(65,960)
Purchases of noncontrolling interests	(2,781)
Sales of noncontrolling interests	2,475
Noncontrolling interests attributable to business combinations	13,664

Balance, June 30, 2011	$49,251

6.	GOODWILL AND INTANGIBLE ASSETS

At June 30, 2011 and 2010, goodwill and intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	2011	2010
Goodwill — parent	$159,820	$140,707
Goodwill — noncontrolling interests	13,014	2,010
Other intangible assets	1,202	1,198

Total	$174,036	$143,915

REMAINDER OF PAGE INTENTIONALY LEFT BLANK

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of changes in the carrying amount of goodwill for the years ended June 30, 2011 and 2010 (in thousands):

	Parent	Noncontrolling Interests
Balance, June 30, 2009	136,119	—
Additions:
Contribution of DeSoto	402	—
Contribution of FW Physicians	2,547	372
Acquisition of Mansfield	1,705	1,638
Other	(66)	—

Balance, June 30, 2010	140,707	2,010
Additions:
Acquisition of Carrollton	3,450	1,968
Acquisition of Duncanville	317	97
Acquisition of Keller Endo	7,142	4,253
Acquisition of Las Colinas	2,797	1,566
Acquisition of Ennis	2,865	1,629
Acquisition of Plano Parkway	2,592	1,537
Other	(50)	(47)

Balance, June 30, 2011	$159,820	$13,014

Goodwill additions resulting from business combinations are recorded and assigned to the parent and noncontrolling interests.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. The agreements underlying THVG’s management contract assets have no determinable termination date and, consequently, the related intangible assets have indefinite useful lives. The carrying amount of THVG’s management contract was approximately $1,150,000, at both June 30, 2011 and 2010. Goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment at least annually. No impairment was identified in 2011 or 2010.

REMAINDER OF PAGE INTENTIONALY LEFT BLANK

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

7.	LONG-TERM OBLIGATIONS

At June 30, 2011 and 2010, long-term obligations consisted of the following (in thousands):

	2011	2010
Capital lease obligations (Note 8)	$137,651	$114,422
Notes payable to financial institutions	43,435	41,174

Total long-term obligations	181,086	155,596
Less current portion	(16,339)	(12,887)

Long-term obligations, less current portion	$164,747	$142,709

The aggregate maturities of notes payable for each of the five years subsequent to June 30, 2011 and thereafter are as follows (in thousands):

2012	$13,455
2013	8,651
2014	6,623
2015	5,448
2016	6,613
Thereafter	2,645

Total long-term obligations	$43,435

The Facilities have notes payable to financial institutions which mature at various dates through 2031 and accrue interest at fixed and variable rates ranging from 4% to 9%. Each note is collateralized by certain assets of the respective Facility.

Capital lease obligations are collateralized by underlying real estate or equipment and have interest rates ranging from 2% to 13%.

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

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Minimum future payments under noncancelable leases with remaining terms in excess of one year as of June 30, 2011 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending June 30:
2012	$17,636	$14,707
2013	17,434	12,724
2014	16,938	11,667
2015	17,238	11,502
2016	17,225	10,776
Thereafter	213,039	72,254

Total minimum lease payments	299,510	$133,630

Amount representing interest	(161,859)

Total principal payments	$137,651

Total rent expense under operating leases was approximately $18,080,000 and $14,702,000 for the years ended June 30, 2011 and 2010, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.

9.	RELATED-PARTY TRANSACTIONS

THVG operates the Facilities under management and royalty contracts, and THVG in turn is managed by Baylor and USP, resulting in THVG incurring management and royalty fee expense payable to Baylor and USP in amounts equal to the management and royalty fee income THVG receives from the Facilities. THVG’s management and royalty fee income from the facilities it consolidates for financial reporting purposes eliminates in consolidation with the facilities’ expense and therefore is not included in THVG’s consolidated revenues. THVG’s management and royalty fee income from facilities which are not consolidated was approximately $601,000 and $600,000 for the years ended June 30, 2011 and 2010, respectively, and is included in the consolidated revenues of THVG.

The management and royalty fee expense to Baylor and USP was approximately $23,785,000 and $19,181,000 for the years ended June 30, 2011 and 2010, respectively, and is reflected in operating expenses in THVG’s consolidated statements of income. Of the total, 64.3% and 34.0% represent management fees payable to USP and Baylor, respectively, and 1.7% represents royalty fees payable to Baylor.

Under the management and royalty agreements, the Facilities pay THVG an amount ranging from 4.5% to 7% of their net patient service revenue less provision for doubtful accounts annually, subject, in some cases, to an annual cap.

In addition, a subsidiary of USPI frequently pays bills on behalf of THVG and has custody of substantially all of THVG’s excess cash, paying THVG and the Facilities interest income on the net balance at prevailing market rates. Amounts held by USPI on behalf of THVG and the facilities totaled $46,538,000 and $43,709,000 at June 30, 2011 and 2010, respectively. The interest income amounted to $235,000 and $338,000 for the years ended June 30, 2011 and 2010, respectively.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

10.	COMMITMENTS AND CONTINGENCIES

Financial Guarantees

THVG guarantees portions of the indebtedness of its investees to third-parties, which could potentially require THVG to make maximum aggregate payments totaling approximately $12,166,000. Of the total, $8,758,000 relates to the obligations of seven consolidated subsidiaries whose obligations are included in THVG’s consolidated balance sheet and related disclosures, $2,123,000 relates to obligations of three consolidated subsidiaries under operating leases whose obligations are not included in THVG’s consolidated balance sheet and related disclosures and the remaining $1,285,000 relates to the obligations of an unconsolidated affiliated company whose obligations are not included in THVG’s consolidated balance sheet and related disclosures. These arrangements (a) consist of guarantees of real estate and equipment financing, (b) are collateralized by all or a portion of the investees’ assets, (c) require payments by THVG in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2020, or earlier if certain performance targets are met, and (e) provide no recourse for THVG to recover any amounts from third-parties. The fair value of the guarantee liability was not material to the consolidated financial statements and, therefore, no amounts were recorded at June 30, 2011 related to these guarantees. When THVG incurs guarantee obligations that are disproportionately greater than the guarantees provided by the investee’s other owners, THVG charges the investee a fair market value fee based on the value of the contingent liability THVG is assuming.

Litigation and Professional Liability Claims

In their normal course of business, the Facilities are subject to claims and lawsuits relating to patient treatment. THVG believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements. USPI, on behalf of THVG and each of the Facilities, maintains professional liability insurance that provides coverage on a claims-made basis of $1,000,000 per incident and $11,000,000 in annual aggregate amount with retroactive provisions upon policy renewal. Certain of THVG’s insurance policies have deductibles and contingent premium arrangements. THVG believes that the expense recorded through June 30, 2011, which was estimated based on historical claims, adequately provides for its exposure under these arrangements. Additionally, from time to time, THVG may be named as a party to other legal claims and proceedings in the ordinary course of business. THVG is not aware of any such claims or proceedings that have more than a remote chance of having a material adverse impact on THVG.

11.	SUBSEQUENT EVENTS

THVG regularly engages in exploratory discussions or enters into letters of intent with various entities regarding possible joint ventures, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation.

Effective August 1, 2011, Duncanville merged into DeSoto with DeSoto being the surviving company. In addition, USP sold 25.1% interest in Park Cities Surgery Center, LLC (Park Cities) to Baylor for $1.2 million. Through the contributions of USP and Baylor, THVG obtained control of Park Cities.

THVG has performed an evaluation of subsequent events through October 5, 2011, which is the date the consolidated financials statements were available to be issued.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Consolidated Financial Statements

Years Ended June 30, 2010 and 2009

(With Independent Auditors’ Report Thereon)

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2010 AND 2009

26

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

Dallas, Texas

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

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

						Noncontrolling Interests — Nonredeemable
		Members’ Equity
	Total	USP	BHS	BUMC	Total
	(In thousands)
Balance at June 30, 2008	$174,532	$79,798	$1,760	$78,360	$159,918	$14,614
Net income	54,902	25,434	604	24,975	51,013	3,889
Distributions to members	(19,934)	(8,132)	(222)	(7,986)	(16,340)	(3,594)
Purchase of noncontrolling interests	353	—	—	—	—	353
Sale of noncontrolling interests	(250)	—	—	—	—	(250)
Assign remaining BHS 1.1% interest in THVG to BUMC, effective June 30, 2009	—	—	(2,142)	2,142	—	—

Balance at June 30, 2009	209,603	97,100	—	97,491	194,591	15,012
Net income	61,357	28,400	—	28,513	56,913	4,444
Distributions to members	(87,059)	(41,368)	—	(41,534)	(82,902)	(4,157)
Contributions	4,766	2,238	—	2,247	4,485	281
Purchase of noncontrolling interests	495	(95)	—	(96)	(191)	686
Sales of noncontrolling interests	(1,526)	(402)	—	(403)	(805)	(721)

Balance at June 30, 2010	$187,636	$85,873	$—	$86,218	$172,091	$15,545

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

Revenue Recognition

THVG has agreements with third-party payors that provide for payments to THVG at amounts different from its established rates. Payment arrangements include prospectively-determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors, and others for services rendered, including estimated contractual adjustments under reimbursement agreements with third-party payors. Contractual adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. These contractual adjustments are related to the Medicare and Medicaid programs, as well as managed care contracts.

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

As discussed in Note 1, THVG receives part of its funding through cash and capital contributions from its members. During 2010, THVG received noncash capital contributions consisting primarily of investments in partnerships that operate surgery centers in the Dallas/Fort Worth area. These noncash capital contributions, including THVG’s ownership in the investee, are as follows (in thousands):

Investee	Ownership Percentage	Net Assets Contributed	Effective Date
DeSoto Surgicare Partners, Ltd. (DeSoto)	50.1%	$1,684	December 1, 2009
Physicians Surgical Center of Fort Worth, L.L.P. (FW Physicians)	50.13%	3,082	December 31, 2009

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

The assets acquired and liabilities assumed resulting from the above contributions are summarized as follows (in thousands):

	DeSoto	FW Physicians
Current assets	$649	$1,732
Property and equipment	2,678	2,180
Goodwill — Parent	402	2,547
Goodwill — Noncontrolling interests	—	372
Other noncurrent asset	3	—

Total assets acquired	3,732	6,831
Current liabilities	1,154	1,556
Long-term debt	178	250

Total liabilities assumed	1,332	1,806
Noncontrolling interests	716	1,943

Net assets acquired	$1,684	$3,082

4.	INVESTMENTS IN SUBSIDIARIES AND UNCONSOLIDATED AFFILIATES

THVG’s investments in consolidated subsidiaries and unconsolidated affiliates consisted of the following:

			Percentage Owned
Legal Name	Facility	City	June 30, 2010	June 30, 2009
Consolidated subsidiaries(1):
Bellaire Outpatient Surgery Center, L.L.P.	Bellaire Surgery Center	Fort Worth	50.1%	50.1%
Dallas Surgical Partners, L.L.C.	Baylor Surgicare	Dallas	62.6	62.6
Dallas Surgical Partners, L.L.C.	Texas Surgery Center	Dallas	62.6	62.6
Dallas Surgical Partners, L.L.C.	Physicians Day Surgery Center	Dallas	62.6	62.6
Denton Surgicare Partners, Ltd.	Baylor Surgicare at Denton	Denton	50.1	50.1
Frisco Medical Center, L.L.P.	Baylor Medical Center at Frisco	Frisco	50.3	50.1
Garland Surgicare Partners, Ltd.	Baylor Surgicare at Garland	Garland	50.1	50.1
Grapevine Surgicare Partners, Ltd.	Baylor Surgicare at Grapevine	Grapevine	50.1	50.3
Lewisville Surgicare Partners, Ltd.	Baylor Surgicare at Lewisville	Lewisville	52.4	53.1
MSH Partners, L.L.C.	Mary Shiels Hospital	Dallas	31.7	42.4
North Central Surgical Center, L.L.P.	North Central Surgery Center	Dallas	32.2	32.2

TEXAS HEALTH VENTURES GROUP, L.L.C.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

			Percentage Owned
Legal Name	Facility	City	June 30, 2010	June 30, 2009
North Garland Surgery Center, L.L.P.	North Garland Surgery Center	Garland	51.6	52.4
Rockwall/Heath Surgery Center, L.L.P.	Baylor Surgicare at Heath	Heath	50.2	50.1
Trophy Club Medical Center, L.P.	Trophy Club Medical Center	Fort Worth	51.2	52.5
Valley View Surgicare Partners, Ltd.	Baylor Surgicare at Valley View	Dallas	50.1	50.1
Fort Worth Surgicare Partners, Ltd.	Baylor Surgical Hospital of Fort Worth	Fort Worth	50.1	50.2
Arlington Surgicare Partners, Ltd.	Surgery Center of Arlington	Arlington	50.1	50.1
Rockwall Ambulatory Surgery Center, L.L.P.	Rockwall Surgery Center	Rockwall	50.1	50.1
Baylor Surgicare at Plano, L.L.C.	Baylor Surgicare at Plano	Plano	50.1	50.1
Metroplex Surgicare Partners, Ltd.	Metroplex Surgicare	Bedford	50.1	50.1
Arlington Orthopedic and Spine Hospitals, LLC	Arlington Hospital	Arlington	50.1	50.1
Baylor Surgicare at Granbury, LLC	Granbury Surgical Plaza	Granbury	51.8	50.6
Physicians Center of Fort Worth, L.L.P.	Baylor Surgicare at Fort Worth I & II	Fort Worth	50.1	—
DeSoto Surgicare, Ltd.	North Texas Surgery Center	Desoto	50.1	—
Baylor Surgicare at Mansfield, L.L.C.	Baylor Surgicare at Mansfield	Mansfield	51.0	—
Unconsolidated affiliates:
Denton Surgicare Real Estate, Ltd.	(2)	n/a	49.0	49.0
Irving-Coppell Surgical Hospital, L.L.P.	Irving-Coppell Surgical Hospital	Irving	18.3	8.3
MCSH Real Estate Investors, Ltd.	(2)	n/a	2.0	2.0

(1)	List excludes holding companies, which are wholly owned by the Company and hold the Company’s investments in the Facilities.

(2)	These entities are not surgical facilities and do not have ownership in any surgical facilities.

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

The following table summarizes the recorded values of the assets acquired and liabilities assumed at the dates of acquisition (in thousands):

	2010 Mansfield	2009 Granbury Surgical Plaza
Current assets	$1,066	$2,454
Property and equipment	1,305	2,847
Goodwill — parent	1,705	3,916
Goodwill — noncontrolling interests	1,638	—
Long-term assets	—	14

Total assets acquired	5,714	9,231

Current liabilities	2,202	882
Long-term liabilities	950	1,776
Long-term debt	2,562	5,768

Total liabilities assumed	5,714	8,426

Net assets acquired	$—	$805

TEXAS HEALTH VENTURES GROUP, L.L.C.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The acquisition of Mansfield was accounted for in accordance with ASC 805 and the acquisition method was applied. The acquisition was recorded at fair value, which resulted in goodwill for the parent and noncontrolling interest holders. Fair values for noncontrolling interest holders are estimated based on market multiples and discounted cash flow models which have been derived from the Company’s experience in acquiring surgical facilities, market participant assumptions and third-party valuations it has obtained with respect to such transactions. The inputs used in these models are Level 3 inputs, which under GAAP, are significant unobservable inputs. Inputs into these models include expected revenue growth, expected gross margins and discount factors.

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

Balance, June 30, 2008	$15,296
Net income attributable to noncontrolling interests	52,870
Distributions to noncontrolling interests	(49,564)
Purchases of noncontrolling interests	(1,701)
Sales of noncontrolling interests	4,990
Noncontrolling interests attributable to business combinations	2,509

Balance, June 30, 2009	24,400

Net income attributable to noncontrolling interests	57,886
Distributions to noncontrolling interests	(57,204)
Purchases of noncontrolling interests	(1,860)
Sales of noncontrolling interests	4,471
Noncontrolling interests attributable to business combinations	2,659

Balance, June 30, 2010	$30,352

6.	GOODWILL AND INTANGIBLE ASSETS

At June 30, 2010 and 2009, goodwill and intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	2010	2009
Goodwill — parent	$140,707	$136,119
Goodwill — noncontrolling interests	2,010	—
Other intangible assets	1,198	1,184

Total	$143,915	$137,303

The following is a summary of changes in the carrying amount of goodwill for the years ended June 30, 2010 and 2009 (in thousands):

	Parent	Noncontrolling Interests
Balance, June 30, 2008	$130,137	$—
Additions:
Acquisition of Granbury	3,916	—
Purchase of additional interests in USPD	1,121	—
Additional contribution from BHS for the Metroplex acquisition	107	—
Other	838	—

Balance, June 30, 2009	136,119	—
Additions:
Contribution of DeSoto	402	—
Contribution of FW Physicians	2,547	372
Acquisition of Mansfield	1,705	1,638
Other	(66)	—

Balance, June 30, 2010	$140,707	$2,010

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

The following is a summary of other intangible assets at June 30, 2010 and 2009 (in thousands):

	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Total
Definite useful lives:
Debt issue costs	$104	$(55)	$49
Indefinite useful lives:
Management contracts	1,149	—	1,149

Total intangible assets	$1,253	$(55)	$1,198

	June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Total
Definite useful lives:
Debt issue costs	$84	$(50)	$34
Indefinite useful lives:
Management contracts	1,150	—	1,150

Total intangible assets	$1,234	$(50)	$1,184

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

Minimum future payments under noncancelable leases with remaining terms in excess of one year as of June 30, 2010 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending June 30:
2011	$15,276	$12,992
2012	14,936	12,649
2013	14,536	11,060
2014	14,192	10,377
2015	14,506	10,435
Thereafter	180,738	78,524

Total minimum lease payments	254,184	$136,037

Amount representing interest	(139,760)

Total principal payments	$114,424

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

4.1

Indenture governing 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinated Toggle Note due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee. (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)

4.2

Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)

10.1

Credit Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending., Inc. and UBS Securities LLC, as Co-Documentation Agents.(1)

10.2

Amendment No. 1 to that certain Credit Agreement dated as of April 19, 2007, among United Surgical Partners International, Inc., USPI Holdings, Inc., as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending, Inc. and UBS Securities LLC, as Co-Documentation Agents (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on August 20, 2009 and incorporated herein by reference).(1)

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

10.5	Amendment to Employment Agreement, dated as of November 14, 2011, by and between the Company and Donald E. Steen.(2)(3)

10.6

Employment Agreement, dated as of April 19, 2007, by and between the Company and William H. Wilcox (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

Exhibit Number	Description

10.7

Employment Agreement, dated as of April 19, 2007, by and between the Company and Brett P. Brodnax (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.8

Employment Agreement, dated as of April 19, 2007, by and between the Company and Niels P. Vernegaard (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.9

Employment Agreement, dated as of April 19, 2007, by and between the Company and Mark A. Kopser (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.10

Employment Agreement, dated as of April 21, 2009, by and between the Company and Philip A. Spencer. (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 25, 2011 and incorporated herein by reference).(1)(3)

10.11	USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (No. 333-144337) and incorporated herein by reference).(1)(3)

10.12

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

10.14

Form of Indemnification Agreement between United Surgical Partners International, Inc. and its directors and officers (previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).(1)(3)

21.1	List of the Company’s subsidiaries.(2)

24.1	Power of Attorney — Donald E. Steen(2)

24.2	Power of Attorney — Joel T. Allison(2)

24.3	Power of Attorney — Michael E. Donovan(2)

24.4	Power of Attorney — John C. Garrett, M.D.(2)

24.5	Power of Attorney — D. Scott Mackesy(2)

24.6	Power of Attorney — James Ken Newman(2)

24.7	Power of Attorney — Boone Powell, Jr.(2)

24.8	Power of Attorney — Paul B. Queally(2)

24.9	Power of Attorney — Raymond A. Ranelli(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

Exhibit Number	Description

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statement of Changes in Equity for the years ended December 31, 2011, 2010 and 2009and (iv) Notes to Consolidated Financial Statements.(4)

(1)	Previously filed.

(2)	Filed herewith.

(3)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.

(4)

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
Chief Executive Officer and Director

Date: March 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

* Donald E. Steen	Chairman of the Board	March 2, 2012

/s/ William H. Wilcox William H. Wilcox	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2012

/s/ Mark A. Kopser Mark A. Kopser	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2012

/s/ J. Anthony Martin J. Anthony Martin	Vice President, Corporate Controller And Chief Accounting Officer (Principal Accounting Officer)	March 2, 2012

* Joel T. Allison	Director	March 2, 2012

* Michael E. Donovan	Director	March 2, 2012

* John C. Garrett, M.D.	Director	March 2, 2012

* D. Scott Mackesy	Director	March 2, 2012

* James Ken Newman	Director	March 2, 2012

* Boone Powell, Jr.	Director	March 2, 2012

Signature	Title	Date

* Paul B. Queally	Director	March 2, 2012

* Raymond A. Ranelli	Director	March 2, 2012

*

John J. Wellik, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

By:	/s/ John J. Wellik
John J. Wellik
Attorney-in-fact

Date: March 2, 2012

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

4.1

Indenture governing 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinated Toggle Note due 2017, among the Company, the Guarantors named therein and U.S. Bank National Association, as trustee. (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)

4.2

Form of 8 7/8% Senior Subordinated Note due 2017 and 9 1/4%/10% Senior Subordinate Toggle Note due 2017 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)

10.1

Credit Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending., Inc. and UBS Securities LLC, as Co-Documentation Agents.(1)

10.2

Amendment No. 1 to that certain Credit Agreement dated as of April 19, 2007, among United Surgical Partners International, Inc., USPI Holdings, Inc., as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending, Inc. and UBS Securities LLC, as Co-Documentation Agents (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on August 20, 2009 and incorporated herein by reference).(1)

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

10.5	Amendment to Employment Agreement, dated as of November 14, 2011, by and between the Company and Donald E. Steen.(2)(3)

10.6

Employment Agreement, dated as of April 19, 2007, by and between the Company and William H. Wilcox (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

Exhibit Number	Description

10.7

Employment Agreement, dated as of April 19, 2007, by and between the Company and Brett P. Brodnax (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.8

Employment Agreement, dated as of April 19, 2007, by and between the Company and Niels P. Vernegaard (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.9

Employment Agreement, dated as of April 19, 2007, by and between the Company and Mark A. Kopser (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.10

Employment Agreement, dated as of April 21, 2009, by and between the Company and Philip A. Spencer. (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 25, 2011 and incorporated herein by reference).(1)(3)

10.11	USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (No. 333-144337) and incorporated herein by reference).(1)(3)

10.12

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

10.14

Form of Indemnification Agreement between United Surgical Partners International, Inc. and its directors and officers (previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).(1)(3)

21.1	List of the Company’s subsidiaries.(2)

24.1	Power of Attorney — Donald E. Steen(2)

24.2	Power of Attorney — Joel T. Allison(2)

24.3	Power of Attorney — Michael E. Donovan(2)

24.4	Power of Attorney — John C. Garrett, M.D.(2)

24.5	Power of Attorney — D. Scott Mackesy(2)

24.6	Power of Attorney — James Ken Newman(2)

24.7	Power of Attorney — Boone Powell, Jr.(2)

24.8	Power of Attorney — Paul B. Queally(2)

24.9	Power of Attorney — Raymond A. Ranelli(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

Exhibit Number	Description

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statement of Changes in Equity for the years ended December 31, 2011, 2010 and 2009and (iv) Notes to Consolidated Financial Statements.(4)

(1)	Previously filed.

(2)	Filed herewith.

(3)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.

(4)

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