Form 10-Q
period 2012-09-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2012-11-06
CIK 1101723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of Common Stock of the Registrant outstanding at November 5, 2012 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note:     Items 1A, 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Surgical Partners International, Inc.:

We have reviewed the consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of September 30, 2012, the related consolidated statements of income, comprehensive income and changes in equity for the three-month and nine-month periods ended September 30, 2012 and 2011, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. This interim financial information is the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended not presented herein; and in our report dated March 2, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Dallas, Texas

November 5, 2012

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands — except share data)
ASSETS
Cash and cash equivalents	$63,086	$41,822
Available for sale securities (Note 8)	10,591	4,815
Accounts receivable, net of allowance for doubtful accounts of $8,427 and $8,576, respectively	36,868	58,057
Other receivables	14,238	10,499
Inventories of supplies	7,382	10,117
Deferred tax asset, net	12,918	14,704
Prepaids and other current assets	14,719	15,314

Total current assets	159,802	155,328
Property and equipment, net	121,741	235,321
Investments in unconsolidated affiliates	452,778	444,734
Goodwill	1,131,943	1,209,345
Intangible assets, net	343,992	327,140
Other assets	23,973	21,630

Total assets	$2,234,229	$2,393,498

LIABILITIES AND EQUITY
Accounts payable	$16,905	$28,765
Accrued salaries and benefits	22,343	24,405
Due to affiliates	149,249	139,628
Accrued interest	20,033	6,671
Current portion of long-term debt	18,202	25,487
Other current liabilities	39,595	52,281

Total current liabilities	266,327	277,237
Long-term debt, less current portion	1,312,588	1,042,969
Other long-term liabilities	28,812	30,807
Deferred tax liability, net	161,513	167,946

Total liabilities	1,769,240	1,518,959
Noncontrolling interests — redeemable (Note 4)	139,455	106,668
Commitments and contingencies (Note 11)
Equity (Note 9):
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized; issued and outstanding	—	—
Additional paid-in capital	290,908	778,030
Accumulated other comprehensive income (loss)	90	(63,033)
Retained earnings (deficit)	(1,510)	17,691

Total USPI stockholder’s equity	289,488	732,688
Noncontrolling interests — nonredeemable (Note 4)	36,046	35,183

Total equity	325,534	767,871

Total liabilities and equity	$2,234,229	$2,393,498

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
	(Unaudited — in thousands)
Revenues:
Net patient service revenues	$106,886	$102,296
Management and contract service revenues	19,138	17,807
Other revenues	2,281	2,158

Total revenues	128,305	122,261
Equity in earnings of unconsolidated affiliates	22,118	18,890
Operating expenses:
Salaries, benefits, and other employee costs	32,999	31,461
Medical services and supplies	20,184	18,888
Other operating expenses	21,838	19,879
General and administrative expenses	9,326	10,456
Provision for doubtful accounts	2,001	2,758
Net loss (gain) on deconsolidations, disposals and impairments	2,233	(1,271)
Depreciation and amortization	5,746	5,226

Total operating expenses	94,327	87,397

Operating income	56,096	53,754
Interest income	170	143
Interest expense	(23,260)	(15,308)
Loss on early retirement of debt	(23)	—
Other, net	34	6

Total other expense, net	(23,079)	(15,159)

Income from continuing operations before income taxes	33,017	38,595
Income tax expense	(6,394)	(8,717)

Income from continuing operations	26,623	29,878
Discontinued operations, net of tax (Note 2):
Income (loss) from discontinued operations	(2)	2,006
Gain on disposal of discontinued operations	—	—

Total earnings (loss) from discontinued operations	(2)	2,006

Net income	26,621	31,884
Less: Net income attributable to noncontrolling interests	(16,638)	(16,598)

Net income attributable to USPI’s common stockholder	$9,983	$15,286

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$9,984	$13,355
Earnings (loss) from discontinued operations, net of tax	(1)	1,931

Net income attributable to USPI’s common stockholder	$9,983	$15,286

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(Unaudited — in thousands)
Revenues:
Net patient service revenues	$320,818	$305,345
Management and contract service revenues	58,063	52,874
Other revenues	6,839	6,583

Total revenues	385,720	364,802
Equity in earnings of unconsolidated affiliates	66,207	56,923
Operating expenses:
Salaries, benefits, and other employee costs	99,649	92,536
Medical services and supplies	58,882	56,289
Other operating expenses	62,925	58,495
General and administrative expenses	30,008	28,959
Provision for doubtful accounts	6,314	6,743
Net loss (gain) on deconsolidations, disposals and impairments	660	(3,749)
Depreciation and amortization	17,409	15,946

Total operating expenses	275,847	255,219

Operating income	176,080	166,506
Interest income	472	467
Interest expense	(62,034)	(48,396)
Loss on early retirement of debt	(37,981)	—
Other, net	(748)	(114)

Total other expense, net	(100,291)	(48,043)

Income from continuing operations before income taxes	75,789	118,463
Income tax expense	(10,343)	(27,291)

Income from continuing operations	65,446	91,172
Discontinued operations, net of tax (Note 2):
Income from discontinued operations	3,434	7,742
Loss on disposal of discontinued operations	—	(529)

Total earnings from discontinued operations	3,434	7,213

Net income	68,880	98,385
Less: Net income attributable to noncontrolling interests	(51,666)	(49,592)

Net income attributable to USPI’s common stockholder	$17,214	$48,793

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$13,834	$41,769
Earnings from discontinued operations, net of tax	3,380	7,024

Net income attributable to USPI’s common stockholder	$17,214	$48,793

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
	(Unaudited — in thousands)
Net income	$26,621	$31,884
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(7,246)
Unrealized gain on available-for-sale securities, net of tax	37	16
Unrealized gain on interest rate swaps, net of tax	—	342

Total other comprehensive income (loss)	37	(6,888)

Comprehensive income	26,658	24,996
Less: Comprehensive income attributable to noncontrolling interests	(16,638)	(16,598)

Comprehensive income attributable to USPI’s common stockholder	$10,020	$8,398

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(Unaudited — in thousands)
Net income	$68,880	$98,385
Other comprehensive income:
Foreign currency translation adjustments	4,938	2,831
Unrealized loss on foreign currency contract, net of tax	(560)	—
Unrealized gain on available-for-sale securities, net of tax	48	36
Unrealized gain on interest rate swaps, net of tax	15	2,523
Reclassification due to spin-off of U.K. subsidiary:
Foreign currency translation adjustments	58,682	—

Total other comprehensive income	63,123	5,390

Comprehensive income	132,003	103,775
Less: Comprehensive income attributable to noncontrolling interests	(51,666)	(49,592)

Comprehensive income attributable to USPI’s common stockholder	$80,337	$54,183

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the Three Months and Nine Months Ended September 30, 2012

	USPI’s Common Stockholder
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests Non-Redeemable	Total
	(Unaudited — in thousands, except share amounts)
Balance, December 31, 2011	100	$—	$778,030	$(63,033)	$17,691	$35,183	$767,871
Distributions to noncontrolling interests	—	—	—	—	—	(3,511)	(3,511)
Purchases of noncontrolling interests	—	—	(103)	—	—	(86)	(189)
Sales of noncontrolling interests	—	—	(16,064)	—	—	584	(15,480)
Contribution related to equity award grants by Parent and other	—	—	366	—	—	—	366
Net income	—	—	—	—	18,724	1,990	20,714
Other comprehensive income	—	—	—	4,404	—	—	4,404

Balance, March 31, 2012	100	—	762,229	(58,629)	36,415	34,160	774,175
Distributions to noncontrolling interests	—	—	—	—	—	(3,063)	(3,063)
Purchases of noncontrolling interests	—	—	713	—	—	(129)	584
Sales of noncontrolling interests	—	—	(464)	—	—	403	(61)
Contribution related to equity award grants by Parent and other	—	—	575	—	—	—	575
Spin-off of U.K. subsidiary (Note 2)	—	—	(193,320)	—		(523)	(193,843)
Dividend to Parent’s equity holders (Note 9)	—	—	(278,043)	—	(36,415)	—	(314,458)
Net income (loss)	—	—	—	—	(11,493)	1,980	(9,513)
Other comprehensive income	—	—	—	58,682	—	—	58,682

Balance, June 30, 2012	100	—	291,690	53	(11,493)	32,828	313,078
Distributions to noncontrolling interests	—	—	—	—	—	(2,155)	(2,155)
Purchases of noncontrolling interests	—	—	(372)	—	—	(29)	(401)
Sales of noncontrolling interests	—	—	(276)	—	—	3,281	3,005
Contribution related to equity award grants by Parent and other	—	—	(134)	—	—	—	(134)
Net income	—	—	—	—	9,983	2,121	12,104
Other comprehensive income	—	—	—	37	—	—	37

Balance, September 30, 2012	100	$—	$290,908	$90	$(1,510)	$36,046	$325,534

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the Three Months and Nine Months Ended September 30, 2011

	USPI’s Common Stockholder
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests Non-Redeemable	Total
	(Unaudited — in thousands, except share amounts)
Balance, December 31, 2010	100	$—	$784,573	$(66,351)	$68,535	$34,394	$821,151
Distributions to noncontrolling interests	—	—	—	—	—	(1,578)	(1,578)
Purchases of noncontrolling interests	—	—	4	—	—	(27)	(23)
Sales of noncontrolling interests	—	—	(2,324)	—	—	272	(2,052)
Contribution related to equity award grants by Parent and other	—	—	450	—	—	—	450
Net income	—	—	—	—	15,721	1,608	17,329
Other comprehensive income	—	—	—	10,760	—	—	10,760

Balance, March 31, 2011	100	—	782,703	(55,591)	84,256	34,669	846,037
Distributions to noncontrolling interests	—	—	—	—	—	(2,654)	(2,654)
Purchases of noncontrolling interests	—	—	(483)	—	—	(603)	(1,086)
Sales of noncontrolling interests	—	—	(10,124)	—	—	409	(9,715)
Contribution related to equity award grants by Parent and other	—	—	352	—	—	—	352
Net income	—	—	—	—	17,786	2,241	20,027
Other comprehensive income	—	—	—	1,518	—	—	1,518

Balance, June 30, 2011	100	—	772,448	(54,073)	102,042	34,062	854,479
Distributions to noncontrolling interests	—	—	—	—	—	(1,624)	(1,624)
Purchases of noncontrolling interests	—	—	(517)	—	—	—	(517)
Sales of noncontrolling interests	—	—	(813)	—	—	273	(540)
Contribution related to equity award grants by Parent and other	—	—	267	—	—	—	267
Net income	—	—	—	—	15,286	1,957	17,243
Other comprehensive income	—	—	—	(6,888)	—	—	(6,888)

Balance, September 30, 2011	100	$—	$771,385	$(60,961)	$117,328	$34,668	$862,420

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(Unaudited — in thousands)
Cash flows from operating activities:
Net income	$68,880	$98,385
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from discontinued operations	(3,434)	(7,213)
Loss on early retirement of debt	37,981	—
Provision for doubtful accounts	6,314	6,743
Depreciation and amortization	17,409	15,946
Net loss (gain) on deconsolidations, disposals and impairments	660	(3,749)
Amortization of debt issue costs and discount	2,973	2,593
Deferred income tax	(9,252)	11,331
Equity in earnings of unconsolidated affiliates, net of distributions received	(3,285)	5,694
Equity-based compensation	1,188	1,008
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	134	(383)
Other receivables	(6,537)	(937)
Inventories of supplies, prepaids and other current assets	(2,494)	(2,328)
Accounts payable and other current liabilities	17,810	(3,292)
Long-term liabilities	1,516	2,699

Net cash provided by operating activities	129,863	126,497

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(38,994)	(63,996)
Proceeds from sale of businesses and equity interests	2,341	13,315
Purchases of property and equipment	(14,587)	(8,291)
Purchases of marketable securities, net	(5,768)	(4,820)
Returns of capital from unconsolidated affiliates	4,347	1,197
Decrease in deposits and notes receivable	2,129	2,324

Net cash used in investing activities	(50,532)	(60,271)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	788,764	5,002
Payments on long-term debt	(535,727)	(37,429)
Increase in cash held on behalf of unconsolidated affiliates and other	9,336	13,584
Sales of noncontrolling interests, net	5,783	531
Payment of common stock dividend	(314,458)	—
Distributions to noncontrolling interests	(58,546)	(50,571)

Net cash used in financing activities	(104,848)	(68,883)

Cash flows from discontinued operations:
Operating cash flows	5,101	13,872
Investing cash flows	(11,383)	(15,029)
Financing cash flows	53,142	(454)
Effect of exchange rate changes on cash and cash equivalents	(79)	(59)

Net cash provided by (used in) discontinued operations	46,781	(1,670)

Net increase (decrease) in cash and cash equivalents	21,264	(4,327)
Cash and cash equivalents at beginning of period	41,822	60,253

Cash and cash equivalents at end of period	$63,086	$55,926

Supplemental information:
Interest paid — continuing operations	$45,734	$37,955
Income taxes paid — continuing operations	18,593	26,834
Interest paid — discontinued operations	772	1,430
Income taxes paid — discontinued operations	1,989	2,121
Non-cash transactions:
Spin-off of U.K. subsidiary	$(193,843)	$—
Assets acquired under capital lease obligations	9,073	5,291

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a) Description of Business

United Surgical Partners International, Inc., a Delaware Corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and management of ambulatory surgery centers, surgical hospitals and related businesses. At September 30, 2012, the Company, headquartered in Dallas, Texas, operated 203 short-stay surgical facilities. Of these 203 facilities, the Company consolidates the results of 59 and accounts for 144 under the equity method. The majority of the Company’s facilities are jointly owned with local physicians and a not-for-profit healthcare system that has other healthcare businesses in the region. At September 30, 2012, the Company had agreements with not-for-profit healthcare systems providing for joint ownership of 142 of the Company’s 203 facilities and also providing a framework for the construction or acquisition of additional facilities in the future. All but two of the Company’s facilities include physician owners. Prior to April 3, 2012, the Company operated seven facilities in the United Kingdom. On April 3, 2012, the Company distributed the stock of its U.K. subsidiary to the Company’s parent, USPI Group Holdings, Inc., equity holders. Subsequent to April 3, 2012, the Company has no further ownership in the U.K. operations. The Company’s former U.K. operations have now been classified as “discontinued operations” in its historical results of operations.

The Company is subject to changes in government legislation that could impact Medicare, Medicaid, and other government reimbursement levels and is also subject to increased levels of managed care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s December 31, 2011 Form 10-K. It is management’s opinion that the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

The Company operates in one reportable business segment, the ownership and operation of surgical facilities in the United States.

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

The Company classifies formerly consolidated subsidiaries in which it has no continuing involvement and consolidated subsidiaries that are held for sale as discontinued operations. The gains or losses on the disposal of these subsidiaries are classified within discontinued operations in the Company’s consolidated statements of income. The Company has also reclassified the historical financial results of these subsidiaries to remove the operations of these entities from the Company’s revenues and expenses, collapsing the net income or loss from these operations into a single line within discontinued operations.

Discontinued operations consist primarily of the Company’s former U.K. operations. On April 3, 2012, the Company distributed the stock of its U.K. subsidiary to its Parent’s equity holders. Subsequent to April 3, 2012, the Company has no ownership in the U.K. operations. Because GAAP requires spin-off transactions to be accounted for at carrying value, there was no gain or loss recorded on the spin-off of the U.K. operations.

Discontinued operations also include two investments in surgery centers that were designated as held for sale at December 31, 2010 and were sold in February 2011. The estimated net loss on disposal of these operations was recorded in the fourth quarter of 2010 and adjusted in 2011.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The table below summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenues	$—	$36,528	$27,196	$83,371
Income (loss) from discontinued operations before income taxes	$(3)	$4,701	$2,547	$10,277
Income tax benefit (expense)	1	(1,267)	(541)	(2,535)

Income (loss) from discontinued operations	$(2)	$3,434	$2,006	$7,742

Loss on disposal of discontinued operations before income taxes	$—	$—	$—	$(902)
Income tax benefit	—	—	—	373

Total loss from disposal of discontinued operations	$—	$—	$—	$(529)

(3)	Investments in Unconsolidated Affiliates and Business Combination

The Company’s facilities are generally operated through separate legal entities in which the Company holds an equity interest. Other investors generally include physicians who utilize the facility and, in a majority of cases, a local not-for-profit health system.

The Company controls 59 of these entities and therefore consolidates their results. However, the Company accounts for a majority (144 of its 203 facilities at September 30, 2012) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity. The majority of these investments are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in thousands, except number of facilities, reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Unconsolidated facilities operated at period-end	144	143	144	143
Income statement information:
Revenues	$416,929	$378,644	$1,254,082	$1,100,997
Operating expenses:
Salaries, benefits, and other employee costs	98,842	89,960	294,750	263,513
Medical services and supplies	106,081	88,194	310,012	256,077
Other operating expenses	97,972	88,021	290,839	256,786
Net gain on asset disposals	(7,026)	(100)	(6,496)	(479)
Depreciation and amortization	17,944	17,286	54,342	48,743

Total operating expenses	313,813	283,361	943,447	824,640

Operating income	103,116	95,283	310,635	276,357
Interest expense, net	(8,341)	(8,883)	(26,165)	(24,711)
Other, net	385	(1)	399	10

Income before income taxes	$95,160	$86,399	$284,869	$251,656

Balance sheet information:
Current assets	$313,714	$307,475	$313,714	$307,475
Noncurrent assets	578,332	613,027	578,332	613,027
Current liabilities	196,990	178,421	196,990	178,421
Noncurrent liabilities	407,333	435,795	407,333	435,795

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

The Company regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the nine months ended September 30, 2012, these transactions resulted in a net cash outflow of approximately $19.6 million, which is summarized as follows:

Effective Date	Facility Location	Amount
Investments
February 2012	Midland, Texas(1)	$3.0 million
March 2012	Chandler, Arizona(1)	0.8 million
September 2012	New Jersey(2)	12.3 million
Various	Various(3)	3.5 million

Total		$19.6 million

(1)

Acquisition of a noncontrolling interest in and right to manage a surgical facility in which the Company previously had no involvement. The facility is jointly owned with a hospital partner and local physicians.

(2)

Acquisition of a noncontrolling interest in and right to manage two surgical facilities in Hackensack and Paramus, New Jersey, respectively, in which the Company previously had no involvement. The facilities are jointly owned with a hospital partner and local physicians.

(3)	Represents the net payment related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

Effective June 1, 2012, the Company acquired an additional 44% ownership in a surgical facility in New Jersey in which it already had an equity method investment and the right to manage. As a result of the transaction, the Company now controls the facility and began consolidating its operating results effective June 1, 2012. The Company paid cash totaling $17.1 million, which is subject to certain purchase price adjustments set forth in the purchase agreement. The purchase price was allocated to the facility’s tangible assets and liabilities based upon preliminary estimates of fair value, with the remainder to goodwill. The Company funded the purchase using cash on hand. The adjustments to arrive at pro forma operating results for this acquisition are not material. The Company recorded a gain of approximately $0.2 million as a result of adjusting the carrying value of its existing ownership to fair value as required by GAAP. The gain is included in “Net loss (gain) on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income.

(4)	Noncontrolling Interests

The Company controls and therefore consolidates the results of 59 of its 203 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the nine months ended September 30, 2012, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $1.9 million and $7.7 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net income attributable to USPI’s common stockholder	$9,983	$17,2144	$15,286	$48,793
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(276)	(16,804)	(813)	(13,261)
(Decrease) increase in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	(372)	238	(517)	(996)

Net transfers to noncontrolling interests	(648)	(16,566)	(1,330)	(14,257)

Increase in equity from net income attributable to USPI and transfers to noncontrolling interests	$9,335	$648	$13,956	$34,536

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Upon the occurrence of certain fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership structure illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions have been classified outside of equity and are carried as “noncontrolling interests — redeemable” on the Company’s consolidated balance sheets. The activity for the three and nine months ended September 30, 2012 and 2011 is summarized below (in thousands):

2012 Noncontrolling Interests — Redeemable
Balance, December 31, 2011	$106,668
Net income attributable to noncontrolling interests	15,690
Distributions to noncontrolling interests	(17,151)
Purchases of noncontrolling interests	(349)
Sales of noncontrolling interests	20,186
Acquisition of new business	3,908

Balance, March 31, 2012	128,952
Net income attributable to noncontrolling interests	15,368
Distributions to noncontrolling interests	(16,155)
Purchases of noncontrolling interests	(5,909)
Sales of noncontrolling interests	983
Acquisition of new business	12,387

Balance, June 30, 2012	135,626
Net income attributable to noncontrolling interests	14,517
Distributions to noncontrolling interests	(16,552)
Purchases of noncontrolling interests	(335)
Sales of noncontrolling interests	2,015
Acquisition of new business	4,184

Balance, September 30, 2012	$139,455

2011 Noncontrolling Interests — Redeemable
Balance, December 31, 2010	$81,668
Net income attributable to noncontrolling interests	14,104
Distributions to noncontrolling interests	(13,939)
Purchases of noncontrolling interests	(145)
Sales of noncontrolling interests	3,187

Balance, March 31, 2011	84,875
Net income attributable to noncontrolling interests	15,041
Distributions to noncontrolling interests	(14,471)
Purchases of noncontrolling interests	(291)
Sales of noncontrolling interests	12,510
Acquisition of new business	984

Balance, June 30, 2011	98,648
Net income attributable to noncontrolling interests	14,641
Distributions to noncontrolling interests	(16,425)
Purchases of noncontrolling interests	(492)
Sales of noncontrolling interests	1,009
Acquisition of new business	1,457

Balance, September 30, 2011	$98,838

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

(5)	Long-term Debt

On April 3, 2012, the Company amended its senior secured credit facility, issued new senior unsecured notes, redeemed all validly tendered outstanding notes pursuant to the previously announced tender offer and consent solicitation, deposited funds with the trustee to redeem the remaining outstanding notes (which have since all been redeemed), and distributed the stock of its U.K. subsidiary to the equity holders of the Company’s parent, USPI Group Holdings, Inc (Parent).

The amended credit facility provided a new term loan and modified the terms of the Company’s existing term loan. The amended credit facility provided for borrowings up to $958.2 million, consisting of $144.9 million in non-extended term loans maturing in April 2014; $313.3 million in extended term loans maturing in April 2017; $375.0 million in new term loans maturing in April 2019; and $125.0 million under a revolving facility maturing in April 2017. In conjunction with the amendment to the credit facility, the Company repaid $16.0 million that was outstanding on its existing revolver and repaid $45.0 million of its existing term loan. The non-extended, extended and new term loans each require quarterly principal payments of 0.25% of the outstanding balance as of April 3, 2012 with the remaining balances due in 2014 for the non-extended term loans, in 2017 for the extended term loans and in 2019 for the new term loan. No principal payments are required on the revolving credit facility until its maturity in 2017. At September 30, 2012, the Company had $828.4 million outstanding under the amended credit facility at a weighted average interest rate of approximately 5.1%. At September 30, 2012, the Company had $123.4 million available for borrowing under the revolving credit facility, representing the facility’s $125.0 million capacity, net of the $1.6 million of outstanding letters of credit.

Interest rates on the amended credit facility are based on the prime rate or LIBOR plus a margin of 1.00% to 4.75%. Additionally, the Company pays 0.50% per annum on the daily-unused commitment of the new revolving credit facility. The Company also pays a quarterly participation fee of 2.13% per annum related to outstanding letters of credit.

The amended credit facility is guaranteed by USPI Holdings, Inc. and its current and future directly and indirectly 100%-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of USPI’s capital stock, and the capital stock of each of USPI’s wholly owned domestic subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of the Company’s subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock.

On May 1, 2012, the Company completed the redemption of all of its remaining $240.0 million 8 7/8% senior subordinated notes and $200.0 million 9 1/4%/10% senior subordinated toggle notes, which was funded by the Company’s issuance of $440.0 million 9.0% senior notes due 2020 (the Notes). Interest on the Notes is payable on April 1 and October 1 of each year, and commenced on October 1, 2012. The Notes are unsecured senior obligations of the Company; however, the Notes are guaranteed by all of the Company’s current and future directly and indirectly 100%-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sells assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. At September 30, 2012, the Company had $440.0 million of Notes outstanding.

(6)	Other Investments

The consolidated financial statements include the financial statements of USPI and its wholly-owned and controlled subsidiaries. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights. At September 30, 2012, the Company consolidated one entity in accordance with this accounting guidance.

This entity operates and manages seven surgical facilities in the Houston, Texas area. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company is able to make the decisions that are most significant to the operations of the entity and has provided all of the funding for the entity, which the entity has used to acquire surgical facilities. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the nine months ended September 30, 2012 or 2011. At September 30, 2012 and 2011, the total assets of this entity were $78.7 million and $79.6 million, and the total liabilities owed to third parties were $17.2 million and $19.3 million, respectively. Such amounts are included in the accompanying consolidated balance sheets.

(7)	Derivatives

In December 2011, one of the Company’s U.S. subsidiaries loaned its U.K. subsidiary £15.0 million to fund the purchase of a hospital in Sheffield, England. In order to protect the Company against foreign currency fluctuations, in January 2012, the Company entered into a foreign currency contract with a bank to lock in the receipt of $21.5 million at the loan’s due date of May 31, 2012. This contract qualified for hedge accounting, and therefore the contract was recorded at fair value on the Company’s consolidated balance sheet, with the offset to other comprehensive income (loss). Due to the spin-off of the Company’s U.K. subsidiary, the contract was settled on April 4, 2012, and resulted in a payment to the bank of approximately $0.9 million.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

(8)	Fair Value of Financial Instruments

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

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for the traded debt securities. At September 30, 2012, the aggregate carrying amount and estimated fair value of long-term debt were $1.3 billion and $1.4 billion, respectively. At September 30, 2011, the aggregate carrying amount and estimated fair value of long-term debt were each $1.0 billion. The fair value of debt is classified within Level 2 of the valuation hierarchy.

At September 30, 2012 and 2011, the Company had approximately $10.6 million and $4.8 million, respectively, of marketable securities, which are held by the Company’s wholly-owned insurance subsidiary. These investments are used in connection with its retained professional and general liability risks and are not available for general corporate purposes. The marketable securities consist of U.S. Treasury and corporate debt, are classified as available-for-sale and are recorded at fair value on the consolidated balance sheet. The fair value of these securities are classified within Level 2 of the valuation hierarchy, and are based on closing market prices of the investments when applicable, or alternatively, valuations utilizing market data and other observable inputs.

(9)	Equity

On April 3, 2012, the Company paid a cash dividend of approximately $314.5 million to its Parent’s equity holders. Also, on April 3, 2012, the Company distributed the stock of its U.K. subsidiary to its Parent’s equity holders.

The Company accounts for equity-based compensation, such as stock options and other stock-based awards to employees and directors, at fair value. The fair value of the compensation is measured at the date of grant and recognized as expense over the recipient’s requisite service period.

The Company’s equity-based compensation consists primarily of stock options and restricted stock granted by parent to certain employees and members of the board of directors. The fair value of stock options was estimated at the date of grant using the Black-Scholes formula based on assumptions derived from historical experience.

Total equity-based compensation, included in the accompanying consolidated statements of income, classified by line item, is as follows (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Salaries, benefits and other employee costs	$131	$314	$80	$326
General and administrative expenses	220	681	163	682
Other operating expenses	—	193	—	—

Expense before income tax benefit	351	1,188	243	1,008
Income tax benefit	(28)	(190)	(30)	(178)

Total equity-based compensation expense, net of tax	$323	$998	$213	$830

Total equity-based compensation, included in the accompanying consolidated statements of income, classified by type of award, is as follows (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Share awards	$111	$409	$123	$721
Stock options	240	586	120	287
Warrants	—	193	—	—

Expense before income tax benefit	351	1,188	243	1,008
Income tax benefit	(28)	(190)	(30)	(178)

Total equity-based compensation expense, net of tax	$323	$998	$213	$830

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

(10)	Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million and $1.5 million in both the three months and nine months ended September 30, 2012 and 2011, respectively. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At September 30, 2012, the Company had approximately $6.0 million accrued related to such management fee, of which $0.5 million is included in other current liabilities and $5.5 million is included in other long-term liabilities in the accompanying consolidated balance sheet.

(11)	Commitments and Contingencies

As of September 30, 2012, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $67.9 million. Of the total, $21.5 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $38.3 million of the remaining $46.4 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $8.1 million represents a guarantee of the obligations of four facilities which have been sold. The Company has full recourse to the buyers with respect to these amounts.

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

(13)	Condensed Consolidating Financial Statements

The following information is presented as required by regulations of the Securities and Exchange Commission (SEC) in connection with the Company’s Notes that have been registered with the SEC. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services.

The Notes were issued in a private offering on April 3, 2012 and were subsequently registered as publicly traded securities through a Form S-4 declared effective by the SEC on September 5, 2012. The exchange offer was completed in October 2012. The Notes are unsecured obligations of the Company; however, the Notes are guaranteed by all of its current and future direct and indirect 100%-owned domestic subsidiaries. USPI, which issued the Notes, does not have independent assets or operations. USPI’s investees in which USPI owns less than 100% are not guarantors of the obligation. The financial positions and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship at the end of the period presented. Consolidation adjustments include purchase accounting entries for investments in which the Company’s ownership percentage in non-participating investees is not high enough to permit the application of pushdown accounting.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Balance Sheets:

As of September 30, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$60,605	$2,481	$—	$63,086
Available for sale securities	10,591	—	—	10,591
Accounts receivable, net	—	36,868	—	36,868
Other receivables	17,615	23,111	(26,488)	14,238
Inventories of supplies	774	6,608	—	7,382
Prepaids and other current assets	26,286	1,351	—	27,637

Total current assets	115,871	70,419	(26,488)	159,802
Property and equipment, net	29,446	91,839	456	121,741
Investments in unconsolidated affiliates	877,057	—	(424,279)	452,778
Goodwill and intangible assets, net	947,419	139,736	388,780	1,475,935
Other assets	23,522	890	(439)	23,973

Total assets	$1,993,315	$302,884	$(61,970)	$2,234,229

LIABILITIES AND EQUITY

Liabilities and Equity
Current liabilities:
Accounts payable	$6,297	$10,608	$—	$16,905
Accrued expenses and other	241,543	15,594	(25,917)	231,220
Current portion of long-term debt	8,661	10,630	(1,089)	18,202

Total current liabilities	256,501	36,832	(27,006)	266,327
Long-term debt, less current portion	1,261,321	51,474	(207)	1,312,588
Other long-term liabilities	186,005	4,866	(546)	190,325
Parent’s equity	289,488	184,871	(184,871)	289,488
Noncontrolling interests	—	24,841	150,660	175,501

Total liabilities and equity	$1,993,315	$302,884	$(61,970)	$2,234,229

As of December 31, 2011	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS

Current assets:
Cash and cash equivalents	$36,198	$5,624	$—	$41,822
Available for sale securities	4,815	—	—	4,815
Accounts receivable, net	—	58,057	—	58,057
Other receivables	44,627	52,122	(86,250)	10,499
Inventories of supplies	737	9,380	—	10,117
Prepaids and other current assets	27,433	2,585	—	30,018

Total current assets	113,810	127,768	(86,250)	155,328
Property and equipment, net	23,705	211,296	320	235,321
Investments in unconsolidated affiliates	952,116	—	(507,382)	444,734
Goodwill and intangible assets, net	930,186	251,882	354,417	1,536,485
Other assets	88,206	511	(67,087)	21,630

Total assets	$2,108,023	$591,457	$(305,982)	$2,393,498

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$1,789	$26,976	$—	$28,765
Accrued expenses and other	227,790	79,603	(84,408)	222,985
Current portion of long-term debt	5,595	21,193	(1,301)	25,487

Total current liabilities	235,174	127,772	(85,709)	277,237
Long-term debt, less current portion	952,717	91,038	(786)	1,042,969
Other long-term liabilities	187,444	11,618	(309)	198,753
Parent’s equity	732,688	335,461	(335,461)	732,688
Noncontrolling interests	—	25,568	116,283	141,851

Total liabilities and equity	$2,108,023	$591,457	$(305,982)	$2,393,498

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Income:

For the Nine Months Ended September 30, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$83,432	$320,401	$(18,113)	$385,720
Equity in earnings of unconsolidated affiliates	104,768	2,787	(41,348)	66,207
Operating expenses, excluding depreciation and amortization	63,035	212,975	(17,572)	258,438
Depreciation and amortization	5,230	12,088	91	17,409

Operating income	119,935	98,125	(41,980)	176,080
Interest expense, net	(57,856)	(3,706)	—	(61,562)
Loss on early retirement of debt	(37,981)	—	—	(37,981)
Other income (expense), net	(760)	(388)	400	(748)

Income from continuing operations before income taxes	23,338	94,031	(41,580)	75,789
Income tax expense	(9,558)	(785)	—	(10,343)

Income from continuing operations	13,780	93,246	(41,580)	65,446
Earnings from discontinued operations, net of tax	3,434	3,212	(3,212)	3,434

Net income	17,214	96,458	(44,792)	68,880
Less: Net income attributable to noncontrolling interests	—	(12,547)	(39,119)	(51,666)

Net income attributable to Parent	$17,214	$83,911	$(83,911)	$17,214

For the Nine Months Ended September 30, 2011	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$78,097	$304,032	$(17,327)	$364,802
Equity in earnings of unconsolidated affiliates	96,581	2,489	(42,147)	56,923
Operating expenses, excluding depreciation and amortization	56,341	198,453	(15,521)	239,273
Depreciation and amortization	5,071	10,762	113	15,946

Operating income	113,266	97,306	(44,066)	166,506
Interest expense, net	(44,890)	(3,039)	—	(47,929)
Other income (expense), net	(196)	265	(183)	(114)

Income from continuing operations before income taxes	68,180	94,532	(44,249)	118,463
Income tax expense	(26,600)	(691)	—	(27,291)

Income from continuing operations	41,580	93,841	(44,249)	91,172
Earnings from discontinued operations, net of tax	7,213	7,730	(7,730)	7,213

Net income	48,793	101,571	(51,979)	98,385
Less: Net income attributable to noncontrolling interests	—	(11,640)	(37,952)	(49,592)

Net income attributable to Parent	$48,793	$89,931	$(89,931)	$48,793

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Comprehensive Income:

For the Nine Months Ended September 30, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$17,214	$96,458	$(44,792)	$68,880
Other comprehensive income:
Foreign currency translation adjustments	4,938	4,938	(4,938)	4,938
Unrealized gain on available for sale securities, net of tax	48	—	—	48
Unrealized loss on foreign currency contract, net of tax	(560)	—	—	(560)
Unrealized gain on interest rate swap, net of tax	15	15	(15)	15
Reclassification due to spin-off of U.K. subsidiary:
Foreign currency translation adjustments	58,682	58,682	(58,682)	58,682

Total other comprehensive income	63,123	63,635	(63,635)	63,123

Comprehensive income	80,337	160,093	(108,427)	132,003
Comprehensive income attributable to noncontrolling interests	—	(12,547)	(39,119)	(51,666)

Comprehensive income attributable to Parent	$80,337	$147,546	$(147,546)	$80,337

For the Nine Months Ended September 30, 2011	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$48,793	$101,571	$(51,979)	$98,385
Other comprehensive income:
Foreign currency translation adjustments	2,831	2,831	(2,831)	2,831
Unrealized gain on available for sale securities, net of tax	36	—	—	36
Unrealized gain on interest rate swap, net of tax	2,523	168	(168)	2,523

Total other comprehensive income	5,390	2,999	(2,999)	5,390

Comprehensive income	54,183	104,570	(54,978)	103,775
Comprehensive income attributable to noncontrolling interests	—	(11,640)	(37,952)	(49,592)

Comprehensive income attributable to Parent	$54,183	$92,930	$(92,930)	$54,183

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited) — (Continued)

Condensed Consolidating Statements of Cash Flows:

For the Nine Months Ended September 30, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$17,214	$96,458	$(44,792)	$68,880
Earnings on discontinued operations	(3,434)	(3,212)	3,212	(3,434)
Loss on early retirement of debt	37,981	—	--00	37,981
Changes in operating and intercompany assets and liabilities and noncash items included in net income	20,059	8,621	(2,244)	26,436

Net cash provided by operating activities	71,820	101,867	(43,824)	129,863
Cash flows from investing activities:
Purchases of property and equipment, net	(9,279)	(5,308)	—	(14,587)
Purchases and sales of new businesses and equity interests, net	(36,428)	(225)	—	(36,653)
Other items, net	1,148	6,322	(6,762)	708

Net cash (used in) provided by investing activities	(44,559)	789	(6,762)	(50,532)
Cash flows from financing activities:
Long-term borrowings, net	255,312	(3,065)	790	253,037
Purchases and sales of noncontrolling interests, net	5,783	—	—	5,783
Distributions to noncontrolling interests	—	(102,146)	43,600	(58,546)
Payment of common stock dividend	(314,458)	—	—	(314,458)
Increase in cash held on behalf of noncontrolling interest holders and other	3,015	349	5,972	9,336

Net cash used in financing activities	(50,348)	(104,862)	50,362	(104,848)

Net cash provided by (used in) discontinued operations	47,494	(937)	224	46,781

Net increase (decrease) in cash	24,407	(3,143)	—	21,264
Cash at the beginning of the period	36,198	5,624	—	41,822

Cash at the end of the period	$60,605	$2,481	$—	$63,086

For the Nine Months Ended September 30, 2011	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$48,793	$101,571	$(51,979)	$98,385
Earnings on discontinued operations	(7,213)	(7,730)	7,730	(7,213)
Changes in operating and intercompany assets and liabilities and noncash items included in net income	32,994	475	1,856	35,325

Net cash provided by operating activities	74,574	94,316	(42,393)	126,497
Cash flows from investing activities:
Purchases of property and equipment, net	(2,318)	(5,973)	—	(8,291)
Purchases and sales of new businesses and equity interests, net	(50,681)	—	—	(50,681)
Other items, net	1,315	19,334	(21,948)	(1,299)

Net cash used in investing activities	(51,684)	13,361	(21,948)	(60,271)
Cash flows from financing activities:
Long-term borrowings, net	(28,949)	(5,733)	2,255	(32,427)
Purchases and sales of noncontrolling interests, net	531	—	—	531
Distributions to noncontrolling interests	—	(92,964)	42,393	(50,571)
Increase in cash held on behalf of noncontrolling interest holders and other	(5,748)	(361)	19,693	13,584

Net cash used in financing activities	(34,166)	(99,058)	64,341	(68,883)
Net cash provided by (used in) discontinued operations	(1,363)	(307)	—	(1,670)

Net (decrease) increase in cash	(12,639)	8,312	—	(4,327)
Cash at the beginning of the period	60,186	67	—	60,253

Cash at the end of the period	$47,547	$8,379	$—	$55,926

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness; general economic and business conditions, including without limitation the condition of the financial markets; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into or renew managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States; the efforts of insurers, healthcare providers and others to contain healthcare costs; the impact of healthcare reform; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses and other healthcare professionals and other personnel; the availability of suitable acquisition and development opportunities and the length of time it takes to complete acquisitions and developments; our ability to integrate new and acquired businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks and uncertainties discussed in this Annual Report on Form 10-K. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements.

Overview

We operate ambulatory surgery centers and surgical hospitals across the United States. Prior to April 3, 2012, we also owned and operated private healthcare facilities in the United Kingdom. On April 3, 2012, we declared a stock dividend which distributed our investment in our U.K. subsidiary to the equity holders of our parent, USPI Group Holdings, Inc (Parent), and as a result we no longer own or operate facilities in the United Kingdom. Our U.K. operations are now classified as “discontinued operations” in our historical results of operations.

As of September 30, 2012, we operated 203 facilities. All but two of our 203 facilities include local physician owners, and 142 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of the majority of our existing facilities, our agreements with these healthcare systems provide a framework for the construction or acquisition of additional facilities in the future. The two facilities we are currently developing both include hospital partners. During the first nine months of 2012, we acquired equity interests in a surgical facility in Midland, Texas, a surgical facility in Chandler, Arizona, and two facilities in New Jersey, all of which have a hospital partner, as does our newest facility, a surgical center in Pittsburgh, Pennsylvania which opened in March 2012.

Our facilities, consisting of ambulatory surgery centers and surgical hospitals, specialize in non-emergency surgical cases. Due in part to advancements in medical technology, the volume and complexity of surgical cases performed in an outpatient setting has steadily increased over the past three decades. Our facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. In recent years we have focused on partnering our facilities with hospital partners, which we believe improves the long-term profitability and potential of our facilities.

Prior to April 3, 2012, we operated and owned four hospitals, an oncology clinic, a diagnostic and surgery center and an eye clinic in the United Kingdom, which supplement the services provided by the government-sponsored healthcare system. Patients at these facilities choose to receive care at private facilities primarily because of the long wait to receive diagnostic procedures or elective surgery at government-sponsored facilities and pay us either from personal funds or through private insurance, which is offered by some employers as a benefit to their employees. In 2011, we acquired a controlling interest in a diagnostic and surgery center located in Edinburgh, Scotland and a hospital in Sheffield, England. In March 2012, we acquired an eye clinic in Solihull, England. As described above, we have had no ownership in the U.K. operations since April 3, 2012.

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

Due in large part to our partnerships with physician and hospital partners, we do not consolidate 144 of the 203 facilities in which we have ownership interests. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding our financial performance because these revenues are the basis for calculating the Company’s management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates and a significant component of our operating cash flows. In addition, we disclose growth rates and operating margins (both consolidated and unconsolidated) for the facilities that were operational in both the current and prior year periods, a group we refer to as same store facilities.

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

Our determination of whether to consolidate an entity in which we hold an investment, account for it under the equity method, or carry it at cost has a significant impact on our consolidated financial statements because of the typical business model under which we operate, where the majority of the facilities we operate are partially owned by hospital partners, physicians, and other parties. These quarterly consolidated financial statements have been prepared using the same consolidation policy as that used in our latest audited consolidated financial statements.

We also consider our accounting policy regarding intangible assets to be a critical accounting policy given the significance of intangible assets as compared to the total assets of our company. There have been no significant changes in our application of GAAP to intangible assets since the preparation of our latest audited consolidated financial statements.

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

Spin-off of United Kingdom Operations

Until April 3, 2012, we operated in two countries, the United States of America and the United Kingdom. On April 3, 2012, we distributed the stock of our U.K. subsidiary to our Parent’s equity holders. Subsequent to April 3, 2012, we have no further ownership in the U.K. operations. Our former U.K. operations have now been classified as “discontinued operations” in our historical results of operations. Because GAAP requires spin-off transactions to be accounted for at carrying value, there was no gain or loss reported as a result of the spin-off.

Equity Investments and Development Projects

Our strategy includes the acquisition of ownership interests in surgical facilities and the development of new facilities. In addition to the initial transaction to acquire a facility, we also engage in transactions to acquire additional ownership in a facility we already operate or to sell a portion of our interest in a facility to a physician or hospital partner. When those transactions involve our investments in unconsolidated affiliates but do not involve a change of control, the cash flow impact is classified within investing activities. During the nine months ended September 30, 2012, these transactions resulted in a net cash outflow of approximately $19.6 million, which is summarized below:

Effective Date	Facility Location	Amount
Investments
February 2012	Midland, Texas(1)	$3.0 million
March 2012	Chandler, Arizona(1)	0.8 million
September 2012	New Jersey(2)	12.3 million
Various	Various(3)	3.5 million

Total		$19.6 million

(1)

Acquisition of a noncontrolling interest in and right to manage a surgical facility in which the Company previously had no involvement. The facility is jointly owned with a hospital partner and local physicians.

(2)

Acquisition of a noncontrolling interest in and right to manage two surgical facilities in Hackensack and Paramus, New Jersey, respectively, in which we previously had no involvement. The facilities are jointly owned with a hospital partner and local physicians.

(3)	Represents the net payment related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

Effective June 1, 2012, we acquired an additional 44% ownership in a surgical facility in New Jersey in which we already had an equity method investment and the rights to manage. As a result of the transaction, we now control the facility and began consolidating its operating results effective June 1, 2012. We paid cash totaling $17.1 million, which is subject to certain purchase price adjustments set forth in the purchase agreement. We recorded a gain of approximately $0.2 million as a result of adjusting the carrying value of its existing ownership to fair value as required by GAAP. The gain is included in “Net loss (gain) on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income.

We control and therefore consolidate the results of 59 of our 203 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the nine months ended September 30, 2012, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $1.9 million and $7.7 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $16.6 million decrease to our additional paid-in capital during the nine months ended September 30, 2012.

Sources of Revenue

Revenues primarily include the following:

•

net patient service revenues of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control or for which we are otherwise the primary beneficiary;

•

management and contract service revenues, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing contracted services to other healthcare providers. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net patient service revenues	83%	84%	83%	84%
Management and contract service revenues	15	15	15	14
Other revenues	2	1	2	2

Total revenues	100%	100%	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. As a percent of our total revenues, these revenues did not significantly change compared to prior year periods.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Management of surgical facilities	$16,461	$15,212	$50,154	$45,083
Contract services provided to other healthcare providers	2,677	2,595	7,909	7,791

Total management and contract service revenues	$19,138	$17,807	$58,063	$52,874

As described above, our primary business is the operation of surgical facilities.

Results of Operations

The following table summarizes certain consolidated statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
USPI	2012	2011	2012	2011
Total revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	17.2	15.5	17.2	15.6
Operating expenses, excluding depreciation and amortization	(69.0)	(67.2)	(67.0)	(65.6)
Depreciation and amortization	(4.5)	(4.3)	(4.5)	(4.4)

Operating income	43.7	44.0	45.7	45.6
Interest and other expense, net	(18.0)	(12.4)	(26.0)	(13.1)

Income from continuing operations before income taxes	25.7	31.6	19.7	32.5
Income tax expense	(5.0)	(7.2)	(2.7)	(7.5)

Income from continuing operations	20.7	24.4	17.0	25.0
Earnings from discontinued operations, net of tax	—	1.7	0.9	2.0

Net income	20.7	26.1	17.9	27.0
Less: Net income attributable to noncontrolling interests	(12.9)	(13.6)	(13.4)	(13.6)

Net income attributable to USPI’s common stockholder	7.8%	12.5%	4.5%	13.4%

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for 144 of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (amounts are expressed as a percentage of unconsolidated affiliates’ revenues, and reflect 100% of the investees’ results on an aggregated basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
USPI’s Unconsolidated Affiliates	2012	2011	2012	2011
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	(71.0)	(70.3)	(70.9)	(70.5)
Depreciation and amortization	(4.3)	(4.5)	(4.3)	(4.4)

Operating income	24.7	25.2	24.8	25.1
Interest and other expense, net	(1.9)	(2.4)	(2.1)	(2.3)

Income before income taxes	22.8	22.8	22.7	22.8
Income tax expense	(0.6)	(0.6)	(0.5)	(0.5)

Net income	22.2%	22.2%	22.2%	22.3%

Executive Summary

Our strategy continues to include growing the profits of our existing facilities, developing new facilities with hospital partners, and adding other facilities through acquisition. Our operating results for the three and nine months ended September 30, 2012 reflect 5% and 6% same store facility revenue growth as compared to the corresponding periods in 2011. The increases are due in part to a 2% and 3% increase in our same store case volumes for the three months and nine months ended September 30, 2012, respectively, and our overall business also grew as a result of our operating more facilities in 2012, largely as a result of acquisitions made during the second half of 2011. These growth drivers resulted in a 4% and 6% increase in operating income for the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011. The third quarter of 2012 had one fewer day of operations for our facilities than the third quarter of 2011, which we believe contributed to our case volume and revenues growing more slowly than in earlier quarters of the year and to our facilities’ operating income margins decreasing. In addition to growing our existing facilities, we operated more facilities in 2012. During the first nine months of 2012, we acquired equity interests in a surgical facility in Midland, Texas, a surgical facility in Chandler, Arizona, and two facilities in New Jersey, all of which have a hospital partner, as does our newest facility, a surgical center in Pittsburgh, Pennsylvania which opened in March 2012.

Continuing a trend experienced in recent years, our consolidated revenue growth of 5% in the third quarter of 2012 as compared to the corresponding period in 2011 was less than our systemwide revenue growth of 9%, primarily due to our continuing to add more equity method facilities as compared to consolidated facilities. Our systemwide revenues include all facilities that we operate; our revenues only include consolidated facilities, which represent less than one-third of our facilities. Accounting for more of our facilities under the equity method is a direct result of deploying our primary business strategy of jointly owning our facilities with prominent local physicians and often a hospital partner. In carrying out this strategy during the period from January 1, 2011 to September 30, 2012, our number of equity method facilities increased from 130 to 144 while our consolidated facility count increased from 54 to 59, driven by our acquisition and disposal activity.

Our net earnings from a facility, whether consolidated or equity method, are driven by the same factors: the facility’s underlying profits and revenues and our ownership percentage. Accordingly, to assess our overall operating results we often utilize systemwide and same store measures, which include all facilities. These measures were positive in the third quarter of 2012, with same store revenues increasing 5% and systemwide revenues increasing 9% as compared to the corresponding prior year period, a product of same store growth and a net increase of 14 facilities since the beginning of 2011.

As discussed in more detail below, we completed several significant financing and equity transactions on April 3, 2012, including the payment of a $314.5 million cash dividend, the spin-off of our U.K. operations and the refinancing of a substantial portion of our outstanding debt.

Our Business and Key Measures

We operate surgical facilities in partnership with local physicians and, in the majority of facilities, a not-for-profit health system partner. We hold an ownership interest in each facility, each being operated through a separate legal entity owned by physicians, the health systems and us. We operate each facility on a day-to-day basis through a management services contract. Our sources of earnings from each facility consist of:

•	our share of each facility’s net income or loss, which is computed by multiplying the facility’s net income or loss times the percentage of each facility’s equity interests owned by us; and

•	management services revenues, computed as a percentage of each facility’s net revenues (often net of bad debt expense).

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a growing majority of our facilities (currently 144 of our 203 facilities), this influence does not represent control of the facility; we account for our investments in these facilities under the equity method, i.e., as unconsolidated affiliates. We control the remaining 59 of our facilities and account for these investments as consolidated subsidiaries.

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

In summary, our operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but our individual revenue and expense line items only contain consolidated businesses, which represent less than one-third of our facilities. This translates to trends in operating income that often do not correspond with changes in revenues and expenses. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years. Accordingly, we review several types of information in order to monitor and analyze our results of operations, including:

•	The results of operations of our unconsolidated affiliates

•	Our average ownership share in the facilities we operate; and

•	Facility operating indicators, such as systemwide revenue growth, same store revenue growth, and same store operating margins.

Our Consolidated and Unconsolidated Results

The following table shows our results of operations and the results of operations of our unconsolidated affiliates (in thousands).

	Three Months Ended September 30
	2012		2011		Variance to Prior Year
	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$106,886	$414,572	$102,296	$375,568	$4,590	$39,004
Management and contract service revenues	19,138	—	17,807	—	1,331	—
Other income	2,281	2,357	2,158	3,076	123	(719)

Total revenues	128,305	416,929	122,261	378,644	6,044	38,285
Equity in earnings of unconsolidated affiliates	22,118	—	18,890	—	3,228	—
Operating expenses:
Salaries, benefits, and other employee costs	32,999	98,842	31,461	89,960	1,538	8,882
Medical services and supplies	20,184	106,081	18,888	88,194	1,296	17,887
Other operating expenses	21,838	86,170	19,879	79,033	1,959	7,137
General and administrative expenses	9,326	—	10,456	—	(1,130)	—
Provision for doubtful accounts	2,001	11,802	2,758	8,988	(757)	2,814
Net (gain) loss on deconsolidations, disposals and impairments	2,233	(7,026)	(1,271)	(100)	3,504	(6,926)
Depreciation and amortization	5,746	17,944	5,226	17,286	520	658

Total operating expenses	94,327	313,813	87,397	283,361	6,930	30,452

Operating income	56,096	103,116	53,754	95,283	2,342	7,833
Interest income	170	87	143	97	27	(10)
Interest expense	(23,260)	(8,428)	(15,308)	(8,980)	(7,952)	552
Loss on early retirement of debt	(23)	—	—	—	(23)	—
Other	34	385	6	(1)	28	386

Total other expense, net	(23,079)	(7,956)	(15,159)	(8,884)	(7,920)	928

Income before income taxes	33,017	95,160	38,595	86,399	(5,578)	8,761
Income tax expense	(6,394)	(2,326)	(8,717)	(2,219)	2,323	(107)

Income from continuing operations	26,623	92,834	29,878	84,180	(3,255)	8,654
Discontinued operations, net of tax	(2)	—	2,006	—	(2,008)	—

Net income	26,621	$92,834	31,884	$84,180	(5,263)	$8,654

Less: Net income attributable to noncontrolling interests	(16,638)		(16,598)		(40)

Net income attributable to USPI’s common stockholder	$9,983		$15,286		$(5,303)

USPI’s equity in earnings of unconsolidated affiliates		$22,118		$18,890		$3,228

	Nine Months Ended September 30
	2012		2011		Variance to Prior Year
	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$320,818	$1,245,868	$305,345	$1,093,113	$15,473	$152,755
Management and contract service revenues	58,063	—	52,874	—	5,189	—
Other income	6,839	8,214	6,583	7,884	256	330

Total revenues	385,720	1,254,082	364,802	1,100,997	20,918	153,085
Equity in earnings of unconsolidated affiliates	66,207	—	56,923	—	9,284	—
Operating expenses:
Salaries, benefits, and other employee costs	99,649	294,750	92,536	263,513	7,113	31,237
Medical services and supplies	58,882	310,012	56,289	256,077	2,593	53,935
Other operating expenses	62,925	256,112	58,495	230,608	4,430	25,504
General and administrative expenses	30,008	—	28,959	—	1,049	—
Provision for doubtful accounts	6,314	34,727	6,743	26,178	(429)	8,549
Net (gain) loss on deconsolidations, disposals and impairments	660	(6,496)	(3,749)	(479)	4,409	(6,017)
Depreciation and amortization	17,409	54,342	15,946	48,743	1,463	5,599

Total operating expenses	275,847	943,447	255,219	824,640	20,628	118,807

Operating income	176,080	310,635	166,506	276,357	9,574	34,278
Interest income	472	253	467	285	5	(32)
Interest expense	(62,034)	(26,418)	(48,396)	(24,996)	(13,638)	(1,422)
Loss on early retirement of debt	(37,981)	—	—	—	(37,981)	—
Other	(748)	399	(114)	10	(634)	389

Total other expense, net	(100,291)	(25,766)	(48,043)	(24,701)	(52,248)	(1,065)

Income before income taxes	75,789	284,869	118,463	251,656	(42,674)	33,213
Income tax expense	(10,343)	(5,940)	(27,291)	(5,917)	16,948	(23)

Income from continuing operations	65,446	278,929	91,172	245,739	(25,726)	33,190
Discontinued operations, net of tax	3,434	—	7,213	—	(3,779)	—

Net income	68,880	$278,929	98,385	$245,739	(29,505)	$33,190

Less: Net income attributable to noncontrolling interests	(51,666)		(49,592)		(2,074)

Net income attributable to USPI’s common stockholder	$17,214		$48,793		$(31,579)

USPI’s equity in earnings of unconsolidated affiliates		$66,207		$56,923		$9,284

The following table provides other information regarding our unconsolidated affiliates (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Long-term debt	$410,635	$443,043	$410,635	$443,043
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	23.2%	21.6%	23.2%	22.5%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	26.4%	26.0%	26.4%	26.0%
Unconsolidated facilities operated at period end	144	143	144	143

(1)

Our weighted average percentage ownership in our unconsolidated affiliates is calculated as our equity in earnings of unconsolidated affiliates divided by the total pre-tax income of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about our involvement in equity method investments.

(2)

Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership USPI held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This is a non-GAAP measure but management believes it provides further useful information about our involvement in equity method investments.

As shown above, USPI’s net patient service revenues for the three and nine months ended September 30, 2012 increased $4.6 million and $15.5 million, respectively, compared to the corresponding prior year periods. The net patient service revenues of our unconsolidated affiliates increased $39.0 million and $152.8 million for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding prior year periods. These variances are analyzed more extensively below under “Revenues,” but in general they reflect the fact that the revenues of our unconsolidated facilities, which largely represent the facilities we operate under our primary business model of partnering with physicians and a hospital partner, are growing at a faster rate than the revenues of our consolidated facilities. In addition to the underlying growth rates at these facilities, we continue to shift more of our facilities into our primary business model, which frequently results in their moving from the consolidated to the unconsolidated group. Once netted with expenses, these increased revenues at our unconsolidated affiliates resulted in their earning $33.2 million more in net income on year-to-date basis than in the corresponding prior year period. Our share of that increase, based on our ownership levels in these facilities, was $9.3 million.

Our Ownership Interests in the Facilities We Operate

Our earnings are predominantly driven by our investments in the facilities we operate, so we focus on those businesses’ growth rates together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in the surgical facilities we operate is as follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011	Nine Months Ended September 30, 2011
Unconsolidated (equity method)(1)	23.2%	22.7%	22.5%
Consolidated facilities(2)	42.6%	44.1%	44.9%
Total(3)	27.9%	28.2%	28.4%

(1)

Computed for unconsolidated facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate pre-tax income of surgical facilities we account for under the equity method.

(2)

Computed for consolidated facilities by dividing (a) the aggregate net income of surgical facilities we operate less our total noncontrolling interests in income of consolidated subsidiaries by (b) the aggregate net income of our consolidated surgical facilities.

(3)

Computed in total by dividing our share of the facilities’ net income, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income of our surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our increased focus on partnering our facilities with not-for-profit health systems in addition to physicians generally leads to our accounting for more facilities under the equity method (unconsolidated) as reflected in our number of unconsolidated facilities increasing by 14 from January 1, 2011 to September 30, 2012, while our number of consolidated facilities increased by five. We generally have a lower ownership percentage in an equity method facility as compared to a consolidated facility.

Revenues

Our consolidated net revenues increased 5% and 6% during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding prior year periods. The table below quantifies several significant items impacting year over year growth.

	Three Months Ended September 30, 2012
	USPI as Reported Under GAAP	Unconsolidated Affiliates
Total revenues, three months ended September 30, 2011	$122,261	$378,644
Add: Revenue from acquired facilities	5,929	14,862
Less: Revenue of disposed facilities	—	(706)

Adjusted base period	128,190	392,800
(Decrease) increase from operations	(1,339)	24,848
Non-facility based revenue	1,454	(719)

Total revenues, three months ended September 30, 2012	$128,305	$416,929

	Nine Months Ended September 30, 2012
	USPI as Reported Under GAAP	Unconsolidated Affiliates
Total revenues, nine months ended September 30, 2011	$364,802	$1,100,997
Add: Revenue from acquired facilities	15,728	53,742
Less: Revenue of disposed facilities	—	(8,695)

Adjusted base period	380,530	1,146,044
(Decrease) increase from operations	(255)	107,708
Non-facility based revenue	5,445	330

Total revenues, nine months ended September 30, 2012	$385,720	$1,254,082

As shown above, the most significant source of revenue growth for consolidated facilities has been acquisitions. The majority of the growth in the revenues of our unconsolidated affiliates was from operations, with acquisitions comprising the remainder.

Facility Growth

Our systemwide revenues grew 9% and 12% in the three and nine months ended September 30, 2012 as compared to the corresponding prior year period. This growth is comprised of a 5% and 6% increase in the three and nine months ended September 30, 2012, respectively, in the net revenues of our same store facilities, which are those facilities we operated in both periods, and additionally of the revenues of newly acquired facilities.

Same store revenue growth was driven by a 2% and 3% increase in surgical cases in the three months and nine months ended September 30, 2012, respectively. In addition, our same store revenues were higher in the current year due to a favorable shift in types and complexity of cases performed as compared to the prior year period, which increased our net revenue per case. The third quarter of 2012 had one fewer day of operations than the corresponding prior year period, which we believe adversely affected our case volumes.

The following table summarizes our same store facility revenue growth rates, as compared to the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net revenue	5%	6%
Surgical cases	2%	3%
Net revenue per case	3%	3%

Joint Ventures With Not-For-Profit Hospitals

The addition of new facilities continues to be more heavily weighted to surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures through construction of new facilities (de novos), acquisitions of facilities and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact.

While this strategy has generally led to our adding more facilities with hospital partners than without hospital partners, our acquisition of Titan Health Corporation in September 2011 altered this pattern with respect to the past twelve months. By September 30, 2012, only three of the 14 facilities Titan operated have hospital partners. As with past multi-facility acquisitions we have completed, we believe we will have opportunities to add a hospital partner to more of the Titan facilities in the future, and we also continue to explore affiliating more of our other facilities with hospital partners. Often these affiliations are initiated in markets where we already operate other facilities with a hospital partner, but we also affiliate our facilities with new partners. The following table summarizes the facilities we operated as of September 30, 2012 and 2011:

	September 30,
	2012	2011
United States facilities(1):
With a hospital partner	142	138
Without a hospital partner	61	61

Total U.S. facilities	203	199
United Kingdom facilities(2)	—	5

Total facilities operated	203	204

Change from September 30, 2011:
De novo (newly constructed)	1
Acquisition	9
Disposals/Mergers(2)	(11)

Total decrease in number of facilities	(1)

(1)	At September 30, 2012, physicians own a portion of all but two of these facilities.
(2)

We sold our ownership interests in a facility in Caldwell, Idaho and Franklin, Tennessee. In addition, we merged two facilities into existing facilities in Redding, California and Houston, Texas. On April 3, 2012, we distributed the stock of our U.K. subsidiary to our Parent’s equity holders. As a result, we no longer have any ownership in the U.K. operations.

Facility Operating Margins

Same store facility operating margins decreased 220 basis points and 100 basis points for the three and nine months ended September 30, 2012, respectively, as compared to the corresponding prior year period. As noted in earlier sections, the third quarter of 2012 had one fewer day of operations than the third quarter of 2011, which we believe had an adverse effect on our case volume, causing revenues to grow at a slower rate than our facilities’ operating expenses, some of which do not fluctuate based on case volumes.

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

The following table summarizes the year-over-year changes in our same store facility operating margins (see footnote 1 below), comparing the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2012	(Decrease)		Nine Months Ended September 30, 2012	(Decrease)
Facilities:
With a hospital partner	23.5%	(170	) bps	24.9%	(50	) bps
Without a hospital partner	27.4%	(460	) bps	29.7%	(330	) bps
Total facilities	24.2%	(220	) bps	25.8%	(100	) bps

(1)

Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for USPI’s operations because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

As more fully discussed in “Revenues,” our consolidated revenues increased by $6.0 million, or 4.9%, to $128.3 million for the three months ended September 30, 2012 from $122.3 million for the three months ended September 30, 2011. Most of the increase, approximately $5.9 million, was due to acquisitions.

Equity in earnings of unconsolidated affiliates increased by $3.2 million, or 17.1%, to $22.1 million for the three months ended September 30, 2012 from $18.9 million for the three months ended September 30, 2011. The increase in equity in earnings includes our share of an investee’s gain on the sale of real estate ($2.4 million) and was additionally driven by our acquisitions of equity method investments in facilities, which increased equity in earnings by approximately $0.6 million. The growth in our existing facilities increased equity in earnings by $0.2 million. The number of facilities we account for under the equity method increased by two from September 30, 2011 to September 30, 2012.

Depreciation and amortization increased $0.5 million or 10.0%, to $5.7 million for the three months ended September 30, 2012 from $5.2 million for the three months ended September 30, 2011. Depreciation and amortization, as a percentage of revenues, increased slightly to 4.5% for the three months ended September 30, 2012 from 4.3% for the three months ended September 30, 2011.

Operating income increased $2.3 million, or 4.4%, to $56.1 million for the three months ended September 30, 2012 from $53.8 million for the three months ended September 30, 2011. These increases were driven by the increases in revenues of our facilities and equity in earnings of unconsolidated affiliates described above, but decreases in operating margins at our facilities resulted in our operating income decreasing as a percentage of revenues to 43.7% from 44.0% for the three months ended September 30, 2012 and 2011, respectively

Interest expense, net of interest income, increased $7.9 million to $23.1 million for the three months ended September 30, 2012 as compared to $15.2 million for the three months ended September 30, 2011. The increase is due to higher overall debt balances and interest rates at September 30, 2012 due to the refinancing we completed on April 3, 2012.

Provision for income taxes was $6.4 million for the three months ended September 30, 2012 compared to $8.7 million for the three months ended September 30, 2011. Our effective tax rates (based on pretax earnings attributable to USPI’s stockholder) were 39.0% and 39.6% for the three months ended September 30, 2012 and 2011, respectively.

The increase in revenues of our consolidated facilities, as described above, drove an increase in our consolidated subsidiaries’ net income. As most of our consolidated businesses include owners besides us, an increase in the earnings of these businesses resulted in an increase in net income attributable to noncontrolling interests.

Overall, while our revenues and operating income increased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, the additional interest expense resulting from our refinancing in April 2012 caused our overall net income to decrease.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

As more fully discussed in “Revenues,” our consolidated revenues increased by $20.9 million, or 5.7%, to $385.7 million for the nine months ended September 30, 2012 from $364.8 million for the nine months ended September 30, 2011. The majority of the increase, approximately $15.7 million, was due to acquisitions.

Equity in earnings of unconsolidated affiliates increased by $9.3 million, or 16.3% to $66.2 million for the nine months ended September 30, 2012 from $56.9 million for the nine months ended September 30, 2012. The increase in equity in earnings was driven by growth in our existing facilities of $4.9 million. In addition, our acquisitions of equity method investments in facilities increased equity in earnings by approximately $2.0 million and equity in earnings was also positively affected by $2.4 million, our portion of a gain on the sale of real estate by one of our investees.

Depreciation and amortization increased $1.5 million, or 9.2%, to $17.4 million for the nine months ended September 30, 2012 from $15.9 million for the nine months ended September 30, 2011. Depreciation and amortization, as a percentage of revenues, increased slightly to 4.5% for the nine months ended September 30, 2012 from 4.4% for the nine months ended September 30, 2011.

Operating income increased $9.6 million, or 5.7%, to $176.1 million for the nine months ended September 30, 2012 from $166.5 million for the nine months ended September 30, 2012, and increased as a percentage of revenues to 45.7% from 45.6%, respectively. These increases were driven by the increases in revenues of our facilities and equity in earnings of unconsolidated affiliates described above, which was partially offset by fees paid in conjunction with our refinancing and dividend payment in April 2012, and by the effect of our facilities’ operating margins being lower in the current year period.

Interest expense, net of interest income, increased $13.6 million, or 28.4% to $61.6 million for the nine months ended September 30, 2012 from $47.9 million for the nine months ended September 30, 2011. The increase is due to higher overall debt balances and interest rates at September 30, 2012 due to the refinancing we completed on April 3, 2012.

We incurred a loss on the early retirement of debt of $38.0 million during the nine months ended September 30, 2012 as a result of the refinancing we completed on April 3, 2012. The amount is the result of a premium paid to retire our previously outstanding bonds, finance and legal fees and the write-off of debt issuance costs.

Provision for income taxes was $10.3 million for the nine months ended September 30, 2012 compared to $27.3 million for the nine months ended September 30, 2011. Our effective tax rates (based on pretax earnings attributable to USPI’s stockholder) were 42.9% and 39.6% for the nine months ended September 30, 2012 and 2011, respectively. The higher effective rate for the current year has resulted from discrete items including refinancing costs incurred during the nine months ended September 30, 2012. Over the full year 2012, our effective tax rate is expected to be closer to statutory rates. This expectation could change if we undertake other transactions whose tax effects differ from our existing activities.

The increase in revenues of our consolidated facilities, as described above, drove an increase in our consolidated subsidiaries’ net income. As most of our consolidated businesses include owners besides us, an increase in the earnings of these businesses resulted in an increase in net income attributable to noncontrolling interests.

Overall, while our revenues and operating income increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, the expenses related to our refinancing and the higher interest expense resulting from our increased indebtedness caused a decrease in our net income as compared to the prior year period.

Liquidity and Capital Resources

Cash Flows

During the nine months ended September 30, 2012, the Company generated $129.9 million of cash flows from operating activities as compared to $126.5 million during the nine months ended September 30, 2011. Cash flows from operating activities increased $3.4 million, or 2.7%, from the prior year period, primarily as a result of our increased operating income. The higher debt balance that resulted from our April 2012 refinancing transactions led to $13.6 million more interest expense during the nine months ended September 30, 2012 compared to the prior year period, but due to the payment schedules we only paid $7.8 million more interest in the current year period, and this increase in cash payments was offset by a decrease in federal tax payments, primarily due to a significant payment we made in 2011 as a result of a gain on our December 2010 disposal of an endoscopy business.

During the nine months ended September 30, 2012, the Company’s net cash used in investing activities was $50.5 million, consisting of $36.7 million for net purchases of new businesses and equity interests, $5.8 million for the purchase of marketable securities and $14.6 million used for purchases of property and equipment, which excludes $9.1 million of property and equipment acquired under capital lease arrangements. Approximately $14.2 million of property and equipment purchases were related to ongoing development projects, and the remaining $9.5 million represented purchases of equipment at existing facilities. Net cash used in financing activities for the nine months ended September 30, 2012 totaled $104.8 million, which is comprised of a cash dividend paid of approximately $314.5 million to our Parent’s equity holders on April 3, 2012, offset by net proceeds on long-term debt of $253.0 million due to our debt refinancing on April 3, 2012, distributions to noncontrolling interests of $58.5 million and a net increase in cash held on behalf of noncontrolling interests of $9.3 million.

Cash and cash equivalents were $63.1 million at September 30, 2012 as compared to $41.8 million at December 31, 2011, and the net working capital deficit was $106.5 million at September 30, 2012 as compared to $121.9 million at December 31, 2011. The overall negative working capital position at September 30, 2012 and December 31, 2011 is primarily the result of $149.2 million and $139.6 million due to affiliates, respectively, associated with our practice of holding our unconsolidated facilities’ cash. As discussed below, we have sufficient availability under our credit facility, together with our operating cash flows, to service our obligations.

Debt

We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations and borrowings under our $125.0 million revolving credit facility. We believe that funds generated by operations and funds available under the revolving credit facility will be sufficient to meet working capital requirements over at least the next 12 months. However, in the future, we may have to incur additional debt or issue additional debt or equity securities from time to time. We may be unable to obtain sufficient financing on satisfactory terms or at all.

On April 3, 2012, we amended our existing credit facility, issued new senior unsecured notes, redeemed all validly tendered outstanding notes pursuant to the previously announced tender offer and consent solicitation, and deposited funds with the trustee to redeem the remaining outstanding notes (which have since all been redeemed). In addition, we distributed the stock of our U.K. subsidiary to our Parent’s equity holders. As a result of the spin-off, we no longer have any ownership in the U.K operations.

The amended credit facility provides a new term loan and modifies the terms of our existing term loan. The amended credit facility provides borrowings up to $958.2 million, consisting of $144.9 million in non-extended term loans maturing in April 2014; $313.3 million in extended term loans maturing in April 2017; $375.0 million in a new term loan maturing in April 2019; and $125.0 million under the new revolving facility maturing in April 2017. In conjunction with the amendment to the credit facility, we repaid $16.0 million that was outstanding on our existing revolver and also repaid $45.0 million of our existing term loan. The non-extended, extended and new term loans each require quarterly principal payments of 0.25% of the outstanding balance as of April 3, 2012 with the remaining balances due in 2014 for the non-extended term loans, in 2017 for the extended term loans and in 2019 for the new term loan. No principal payments are required on the revolving credit facility until its maturity in 2017. At September 30, 2012, we had $123.4 million available for borrowing under the revolving credit facility, representing the facility’s $125.0 million capacity, net of the $1.6 million of outstanding letters of credit.

Interest rates on the amended credit facility are based on the prime rate or LIBOR plus a margin of 1.00% to 4.75%. Additionally, we pay 0.50% per annum on the daily-unused commitment of the new revolving credit facility. We also pay a quarterly participation fee of 2.13% per annum related to outstanding letters of credit.

The amended credit facility is guaranteed by USPI Holdings, Inc. and its current and future direct and indirect 100%-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock and the capital stock of each of our wholly owned domestic subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at September 30, 2012.

On May 1, 2012, we completed the redemption of all our remaining $240.0 million 8 7/8% senior subordinated notes and $200.0 million 9 1/4%/10% senior subordinated toggle notes, which was funded by our issuance of $440.0 million 9.0% senior notes due 2020 (the Notes). Interest on the Notes is payable on April 1 and October 1 of each year, and commenced on October 1, 2012. The Notes are unsecured senior obligations of our company; however, the Notes are guaranteed by all of our current and future direct and indirect 100%-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sells assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at September 30, 2012.

Contractual Cash Obligations

Our contractual cash obligations as of September 30, 2012 are summarized as follows:

	Payments Due by Period
Contractual Cash Obligations	Total	Within 1 Year	Years 2 and 3	Years 4 and 5	Beyond 5 Years
	(In thousands)
Long-term debt obligations:
Amended senior secured credit facility – new term loan(1)	$373,125	$3,750	$7,500	$7,500	$354,375
Amended senior secured credit facility — non-extended term loan(1)	144,428	1,444	142,984	—	—
Amended senior secured credit facility — extended term loan(1)	310,874	3,124	6,249	301,501	—
Senior unsecured notes(1)	440,000	—	—	—	440,000
Other debt at operating subsidiaries(1)	36,326	7,096	9,246	5,970	14,014
Interest on long-term debt obligations(2)	531,776	83,243	159,870	153,207	135,456
Capitalized lease obligations(3)	44,546	5,380	8,739	6,928	23,499
Operating lease obligations	73,716	13,889	22,263	16,618	20,946

Total contractual cash obligations	$1,954,791	$117,926	$356,851	$491,724	$988,290

(1)	Scheduled principal payments
(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the September 30, 2012 rates applicable to each debt instrument.
(3)	Includes principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have noncontrolling investors who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $62.4 million at

September 30, 2012, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was approximately 45% at September 30, 2012. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At September 30, 2012, the total debt on the balance sheets of our unconsolidated affiliates was approximately $410.2 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was approximately 26% at September 30, 2012. USPI or one of its wholly owned subsidiaries had collectively guaranteed $31.4 million of the $410.2 million in total debt of our unconsolidated affiliates as of September 30, 2012. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $15.0 million as of September 30, 2012. Of the total $46.4 million of guarantees related to unconsolidated affiliates, approximately $8.1 million represents guarantees of obligations of four facilities which have been sold. We have full recourse to the buyers with respect to the $8.1 million related to the sold facilities. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our company, in the amount of $0.5 million and $1.5 million for both the three month and nine months ended September 30, 2012 and 2011, respectively. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At September 30, 2012, we had approximately $6.0 million accrued related to such management fee, of which $0.5 million is included in other current liabilities and $5.5 million is included in other long-term liabilities in the accompanying consolidated balance sheet.

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

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At September 30, 2012, $476.3 million of our outstanding debt was in fixed rate instruments and the remaining $828.4 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $8.3 million.

Until April 3, 2012, our United Kingdom revenues were a significant portion of our total revenues. As discussed previously, on April 3, 2012, we distributed the stock of our U.K. subsidiary to our parent company’s preferred stockholders. We were exposed to risks associated with operating internationally, including foreign currency exchange risk and taxes and regulatory changes. Our United Kingdom facilities operated in a natural hedge to a large extent because both expenses and revenues were denominated in the local currency. Additionally, our borrowings in the United Kingdom were denominated in the local currency. Historically, the cash generated from our operations in the United Kingdom was utilized within that country to finance development and acquisition activity as well as for repayment of debt denominated in the local currency. Accordingly, we have not generally utilized financial instruments to hedge our foreign currency exchange risk, except as described below.

In December 2011, one of our U.S. subsidiaries loaned our former U.K. subsidiary £15.0 million to fund the purchase of a hospital in Sheffield, England. In order to protect us against foreign currency fluctuations, in January 2012, we entered into a forward contract with a bank to lock in the receipt of $21.5 million when the loan was due on May 31, 2012. In conjunction with the spin-off noted above, our U.K. subsidiary fully repaid the £15.0 million loan on April 3, 2012. As a result, we settled the forward contract on April 4, 2012 which resulted in a payment to the bank for approximately $0.9 million.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (v) Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements.

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

Date: November 5, 2012

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (v) Consolidated Statement of Changes in Equity for the three and nine months ended September 30, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements.

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