Form 10-K
period 2012-12-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2013-02-26
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

As of February 26, 2013, 100 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

None.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

2012 ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness; general economic and business conditions, including without limitation the condition of the financial markets, demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into or renew managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States (U.S.); the efforts of insurers, healthcare providers and others to contain healthcare costs; the impact of healthcare reform; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses and other healthcare professionals and other personnel; the availability of suitable acquisition and development opportunities and the length of time it takes to complete acquisitions and developments; our ability to integrate new and acquired businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks and uncertainties discussed in this Annual Report on Form 10-K. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements.

PART I

Item 1.    Business

General

United Surgical Partners International, Inc. (together with its subsidiaries, the “Company” or “USPI”, unless otherwise indicated or the context otherwise requires, the terms “we,” “us,” “our” and similar terms refer to USPI and its subsidiaries) owns and operates short stay surgical facilities including surgery centers and hospitals. We focus primarily on providing high quality surgical facilities that meet the needs of patients, physicians and payors better than hospital-based and other outpatient surgical facilities. We believe that our facilities (1) enhance the quality of care and the healthcare experience of patients, (2) offer a strategic approach for physicians that provides significant administrative, clinical and economic benefits to physicians, (3) offer a strategic approach for our health system partners to expand capacity and access within the markets they serve, and (4) offer an efficient and low cost alternative for payors, employers and other financing organizations. We acquire and develop our facilities through the formation of strategic relationships with physicians and not-for-profit healthcare systems to better access and serve the communities in our markets. Our operating model is efficient and scalable, and we have adapted it to each of our markets. We believe that our acquisition and development strategy and operating model enable us to continue to grow by taking advantage of highly-fragmented markets, an increasing demand for short stay surgery and a need by both our health system partners and physician partners to facilitate strategic networks to meet the needs of the evolving healthcare landscape.

Since physicians are critical to the direction of healthcare, we have developed our operating model to encourage physicians to affiliate with us and to use our facilities as an extension of their practices. We operate our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols with the goal of increasing physician productivity. We believe that our focus on physician satisfaction, combined with providing high quality healthcare in a friendly and convenient environment for patients, will continue to increase the number of procedures performed at our facilities each year.

As of December 31, 2012 we operated 213 facilities, Of the 213 facilities, 145 are jointly owned with major not-for-profit healthcare systems (hospital partners). Due in large part to our partnerships with physicians and hospital partners, we do not consolidate the financial results of 149 of the 213 facilities in which we have ownership, meaning that while we record a share of their net profit within our operating income, we do not include their revenues and expenses in the consolidated revenue and expense line items of our consolidated financial statements. Until April 3, 2012, we also had ownership in seven facilities in the United Kingdom. On April 3, 2012, we distributed the stock of our U.K. subsidiary to our parent’s (USPI Group Holdings, Inc.) equity holders. Subsequent to April 3, 2012, we have had no further ownership in the U.K. operations.

Our consolidated revenues increased 8% from $499.2 million in 2011 to $540.2 million in 2012. In addition to our consolidated revenues, we also review an internal operating measure called systemwide revenue growth, which includes both consolidated and unconsolidated facilities. Our systemwide revenues grew 12% during 2012. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding USPI’s financial performance because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for USPI’s equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating margins for the facilities that were operational in both the current and prior year periods, a group we refer to as same store facilities.

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

Available Information

We file annual, quarterly and current reports with the Securities and Exchange Commission (SEC). You may read and copy any document that we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. You may also call the SEC at 1-800-SEC-0330 for information on the operation of the public reference room. Our SEC filings are also available to you free of charge at the SEC’s web site at http://www.sec.gov. We also maintain a web site at http://www.uspi.com that includes links to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports are available on our website without charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Information on our web site is not deemed incorporated by reference into this Form 10-K.

Industry Overview

We believe many physicians and patients prefer surgery centers and surgical hospitals over general acute care hospitals. We believe that this is due to the non-emergency nature of the procedures performed at our facilities, which allows physicians to schedule their time more efficiently and therefore increase the number of surgeries they can perform in a given amount of time. In addition, outpatient facilities usually provide physicians with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases. While surgery centers and surgical hospitals generally perform scheduled surgeries, large acute care hospitals generally provide a broad range of services, including high priority and emergency procedures. Medical emergencies often demand the unplanned use of operating rooms and result in the postponement or delay of scheduled surgeries, disrupting physicians’ practices and inconveniencing patients. Surgery centers and surgical hospitals are designed to improve physician work environments and improve physician efficiency. In addition, many physicians choose to perform surgery in facilities like ours because their patients prefer the comfort of a less institutional atmosphere and the convenience of simplified admissions and discharge procedures.

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

In addition to these technological and other clinical advancements, a changing payor environment has contributed to the growth of outpatient surgery relative to all surgery performed. Government programs, private insurance companies, managed care organizations and self-insured employers have implemented cost containment measures to limit increases in healthcare expenditures, including procedure reimbursement. In addition, as self-funded employers are looking to curb annual increases in premiums, they continue to shift additional financial responsibility to patients through higher co-payments, higher deductibles and higher premium contributions. These cost containment measures have contributed to the significant shift in the delivery of healthcare services away from traditional inpatient hospitals to more cost-effective alternate sites, including surgery centers. We believe that surgery performed at a surgery center is generally less expensive than hospital-based outpatient surgery because of lower facility development costs, more efficient staffing and space utilization and a specialized operating environment focused on quality of care and cost containment.

Today, large healthcare systems generally offer both inpatient and outpatient surgery on site. In connection with the implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or the Acts, the associated healthcare reform activities and the expected transition to more connected, value-based care management models, there is a rise in consolidation activities within the industry with certain payors expanding into the provider space along with an increase in hospital mergers and acquisitions. In addition, a number of not-for-profit healthcare systems have begun to expand their portfolios of facilities and services by entering into strategic relationships with specialty operators of surgery centers in order to expand capacity and access in the markets they serve. These strategic relationships enable not-for-profit healthcare systems to offer patients, physicians and payors the cost advantages, convenience and other benefits of outpatient surgery in a freestanding facility and, and in certain markets, establish networks needed to manage the full continuum of care for a defined population. Further, these relationships allow the not-for-profit healthcare systems to focus their attention and resources on their core business without the challenge of acquiring, developing and operating these facilities.

Our Business Strategy

Our goal is to steadily increase our revenues and cash flows. The key elements of our business strategy are to:

•	attract and retain, and pursue strategic relationships with top quality surgeons and other physicians;

•	expand our presence in existing markets and assist with the development of integrated networks in certain markets;

•	pursue strategic relationships with leading not-for-profit healthcare systems;

•	expand selectively in new markets; and

•	enhance operating efficiencies and the healthcare experience of patients.

Attract and retain top quality surgeons and other physicians

Since physicians are critical to the direction of healthcare, we have developed our operating model to encourage physicians to affiliate with us and to use our facilities as an extension of their practices. We believe we attract physicians because we design our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols to increase physician productivity and promote their professional and financial success. We believe this focus on physicians, combined with providing safe, high quality healthcare in a friendly and convenient environment for patients, will continue to increase case volumes at our facilities. In addition, we generally offer physicians the opportunity to purchase equity interests in the facilities they use as an extension of their practices. We believe this opportunity attracts quality physicians to our facilities and ownership increases the physicians’ involvement in facility operations, enhancing quality of patient care, increasing productivity and reducing costs.

Expand our presence in existing markets

One of the key elements of our business strategy is to grow selectively in markets in which we already operate facilities. We believe that selective acquisitions and development of new facilities in existing markets allow us to leverage our existing knowledge of these markets and to improve operating efficiencies. In particular, our experience has been that newly developed facilities in markets where we already have a presence and a not-for-profit hospital partner is one of the best uses of our capital. In addition, in certain markets, we believe that we can leverage the infrastructure in place to assist our strategic partners with the development of integrated networks needed to meet the needs of the evolving healthcare landscape.

Pursue strategic relationships with not-for-profit healthcare systems

Through strategic relationships with us, not-for-profit healthcare systems can benefit from our operating expertise, create a new cash flow opportunity with limited capital expenditures and develop the ambulatory components of a network needed for patient retention and care management across the continuum. We believe that these relationships also allow not-for-profit healthcare systems to attract and retain physicians and secure alignment needed for new delivery system objectives, create new access points to support their missions or ministries, and improve their hospital operations by focusing on their core business. We also believe that strategic relationships with these healthcare systems help us to more quickly develop relationships with physicians, communities, payors, employers and other financing organizations. Generally, the healthcare systems with which we develop relationships have strong local market positions and excellent reputations that we use in branding our facilities. In addition, our relationships with not-for-profit healthcare systems enhance our acquisition and development efforts by (1) providing opportunities to acquire facilities the systems may own, (2) providing access to physicians already affiliated with the systems, (3) attracting additional physicians to affiliate with newly developed facilities, and (4) encouraging physicians who own facilities to consider a strategic relationship with us.

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

Upon identifying a target facility, we conduct clinical, financial, legal and compliance, operational, technology and systems reviews of the facility and conduct interviews with the facility’s management, affiliated physicians and staff. Once we acquire or develop a facility, we focus on implementing our proprietary systems and protocols, USPI’s EDGE, to increase case volume and improve operating efficiencies.

Enhance operating efficiencies and the healthcare experience of patients

Once we acquire a new facility, we integrate it into our existing network by implementing a specific action plan to support the local management team, design growth strategies and incorporate the new facility into our group purchasing contracts. We also implement our systems and protocols to improve operating efficiencies and contain costs. Our most important operational tool is our management system “Every Day Giving Excellence,” which we refer to as USPI’s EDGE. This proprietary process management and measurement system allows us to track our clinical, service and financial performance, best practices and key indicators in each of our facilities. Our goal is to use USPI’s EDGE to ensure that we provide each of the patients using our facilities with high quality healthcare, offer physicians a superior work environment and eliminate inefficiencies. Using USPI’s EDGE, we track and monitor our performance in areas such as (1) providing surgeons the equipment, supplies and surgical support they need, (2) starting cases on time, (3) minimizing turnover time between cases, and (4) providing efficient case and personnel schedules. USPI’s EDGE compiles and organizes the specified information on a daily basis and is easily accessed over the Internet by our facilities on a secure basis. The information provided by USPI’s EDGE enables our medical staffs, employees, facility administrators and management to analyze trends over time and share processes and best practices among our facilities. USPI’s EDGE is now deployed in substantially all of our facilities. In addition to continuing to invest in USPI’s EDGE, we have also invested in decision support, market analysis and training tools that will allow us to better manage our facilities. During 2012, we also began deploying an electronic health record (EHR) system. By December 31, 2012, we had installed an EHR system at two of our hospitals and plan to deploy EHR systems at all twelve of our remaining hospitals during 2013. We expect to use our experience with that system to develop an electronic health record strategy for our surgery centers.

Operations

Our operations consist primarily of our ownership and management of surgery centers. As of December 31, 2012, we had ownership interests in 199 surgery centers and 14 surgical hospitals. We also own interests in and expect to operate one surgical facility that was under construction at December 31, 2012, and have numerous other potential projects in various stages of consideration, which may result in our adding additional facilities during 2013. Approximately 9,000 physicians have privileges to use our facilities. Our surgery centers are licensed outpatient surgery centers, and our surgical hospitals are licensed as hospitals. Each of our facilities is generally equipped and staffed for multiple surgical specialties and located in freestanding buildings or medical office buildings. Our average surgery center has approximately 12,000 square feet of space with three operating rooms, as well as ancillary areas for preparation, recovery, reception and administration. Our surgery center facilities range from a 2,000 square foot, one operating room facility to a 33,000 square foot, nine operating room facility. Our surgery centers are normally open weekdays from 7:00 a.m. to approximately 5:00 p.m. or until the last patient is discharged. We estimate that a surgery center with three operating rooms can accommodate up to 4,500 procedures per year. Our surgical hospitals have from six to 68 beds and average 60,000 square feet of space with seven operating rooms, ranging in size from 30,000 to 167,000 square feet and having from four to eleven operating rooms.

Our surgery center support staff typically consists of registered nurses, operating room technicians, an administrator who supervises the overall activities and strategies of the surgery center, and a small number of office staff. Each center also has appointed a medical director, who is responsible for supervising the quality of medical care provided at the center. Use of our surgery centers is generally limited to licensed physicians, podiatrists and oral surgeons who are also on the medical staff of a local accredited hospital. Each center maintains a peer review committee consisting of physicians who use our facilities and who review the professional credentials of physicians applying for surgical privileges.

All of our surgical facilities are accredited by either The Joint Commission on Accreditation of Healthcare Organizations or by the Accreditation Association for Ambulatory Healthcare or are in the process of applying for such accreditation. We believe that accreditation is the quality benchmark for managed care organizations. Many managed care organizations will not contract with a facility until it is accredited. We believe that our historical performance in the accreditation process reflects our commitment to providing high quality care in our surgical facilities.

Generally, our surgical facilities are limited partnerships, limited liability partnerships or limited liability companies in which ownership interests are also held by local physicians who are on the medical staff of the facilities. Our ownership interests in the facilities range from 5% to 100%, with our average ownership being approximately 29%. Our partnership and limited liability company agreements typically provide for the monthly or quarterly pro rata distribution of cash equal to net profits from operations, less amounts held in reserve for expenses and working capital. Our facilities derive their operating cash flow by collecting a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. Our billing systems estimate revenue and generate contractual adjustments based on a fee schedule for approximately 90% of the total cases performed at our facilities. For the remaining cases, the contractual allowance is estimated based on the historical collection percentages of each facility by payor group. The historical collection percentage is updated quarterly for each facility. We estimate each patient’s financial obligation prior to the date of service. We request payment of that obligation at the time of service. Any amounts not collected at the time of service are subject to our normal collection and reserve policy. We also have a management agreement with each of the facilities under which we provide day-to-day management services for a management fee that is typically a percentage of the net revenues of the facility.

Our business depends upon the efforts and success of the physicians who provide medical services at our facilities and the strength of our relationships with these physicians. Our business could be adversely affected by the loss of our relationship with, or a reduction in use of our facilities by, a key physician or group of physicians. The physicians that affiliate with us and use our facilities are not our employees, except in a limited number of circumstances. However, we generally offer the physicians the opportunity to purchase equity interests in the facilities they use.

Strategic Relationships

A key element of our business strategy is to pursue strategic relationships with hospital partners in selected markets. Of our 213 facilities, 145 are jointly-owned with hospital partners. Our strategy involves developing these relationships in three primary ways. One way is by adding new facilities in existing markets with our existing hospital partners. An example of this is our relationship with the Baylor Health Care System (Baylor) in Dallas, Texas. Our joint ventures with Baylor own a network of 30 surgical facilities that serve the approximately six million people in the Dallas / Fort Worth area. Another example of a growing single-market relationship is our network of facilities in Houston, Texas with Memorial Hermann Healthcare System, with whom we opened our first facility in 2003 and with whom we now operate 19 facilities.

A second way we develop these relationships is through expansion into new markets, both with existing hospital partners and with new partners. In 2012, we entered into new hospital partner relationships in Midland, Texas; Hackensack, New Jersey and also gained two new hospital partners in Pennsylvania. A good long-term example of this strategy is our relationship with Ascension Health, with whom we initially owned a single facility in Nashville, Tennessee and now have a total of 22 facilities in four states. Similarly, with Dignity Health we began with one facility, which was in a suburb of Las Vegas, Nevada. This relationship has expanded to a total of 18 facilities, including seven in various California markets, nine in the Phoenix, Arizona market and two in the Las Vegas area.

A third way we develop our strategic relationships with hospital partners is by adding them as co-owners of facilities that we have previously operated without them as partners. During 2012, we completed a transaction of this nature with a new hospital partner in St. Louis, Missouri. During 2010 and 2011 we completed transactions of this nature to expand our joint ventures with Baylor, Memorial Hermann, and Dignity Health. We expect to add a hospital partner in the future to some of the remaining 68 facilities that do not yet have such a partner.

Case Mix

The following table sets forth the percentage of internally reported revenues from our facilities for the year ended December 31, 2012 from each of the following specialties:

Specialty
Orthopedic	44%
Pain management	11
Gynecology	3
General surgery	5
Ear, nose and throat	7
Gastrointestinal	10
Cosmetic surgery	3
Ophthalmology	8
Other	9

Total	100%

Payor Mix

The following table sets forth the percentage of the internally reported revenues from our facilities for the year ended December 31, 2012 from each of the following payors:

Payor
Private insurance	78%
Self-pay	2
Government	19 (1)
Other	1

Total	100%

(1)	The percentage of our revenue attributable to government payors is approximately 17% for Medicare and 2% for Medicaid.

The following table sets forth information relating to the hospital partners with which we were affiliated as of December 31, 2012:

Healthcare System	Healthcare System’s Geographical Focus	Number of Facilities Operated with USPI
Single Market Systems:
Baylor Health Care System	Dallas/Fort Worth, Texas	30
Centura Health	Colorado	4
Cookeville Regional Medical Center	Middle Tennessee	1
Covenant Health	Eastern Tennessee	2
Einstein Healthcare Network	Philadelphia, Pennsylvania	1
Hackensack University Medical Center	Hackensack, New Jersey	2
INTEGRIS Health	Oklahoma	2
Kennedy Health System	New Jersey	1
Legacy Health System	Portland, Oregon	2
Liberty Health	Jersey City, New Jersey	1
McLaren Health Care Corporation	Michigan	4
Memorial Hermann Healthcare System	Houston, Texas	19
Meridian Health System	New Jersey	6
Midland Memorial Hospital	Midland, Texas	1
Monongahela Valley Hospital	Pittsburgh, Pennsylvania	1
Mountain States Health Alliance	Northeast Tennessee	1
North Kansas City Hospital	Kansas City, Missouri	3
NorthShore University Health System	Chicago, Illinois	4
Our Lady of the Lake Regional Medical Center	Covington (New Orleans), Louisiana	1
Penn State Hershey Health System	Hershey, Pennsylvania	1
Scripps Health	San Diego, California	1
St. John Health System	Oklahoma	1
St. John’s Mercy Healthcare	Missouri	1
St. Luke’s Episcopal – Presbyterian Hospitals	St. Louis, Missouri	1
The Christ Hospital	Cincinnati, Ohio	1
West Penn Allegheny Health System	Pennsylvania	1
Multi-Market Systems:
Adventist Health System:	12 states(a)	1
Adventist Hinsdale Hospital	Hinsdale, Illinois

Healthcare System	Healthcare System’s Geographical Focus	Number of Facilities Operated with USPI
Ascension Health:	19 states and D.C.(b)	22
Carondelet Health System (2 facilities)	Blue Springs, Missouri
St. Thomas Health Services System (15 facilities)	Middle Tennessee
St. Vincent Health (1 facility)	Indiana
Seton Healthcare Network (4 facilities)	Austin, Texas
Bon Secours Health System:	Six states(c)	4
Bon Secours Health Center at Virginia Beach	Virginia Beach, Virginia
Mary Immaculate Hospital	Newport News, Virginia
Maryview Medical Center	Suffolk, Virginia
St. Mary’s Hospital	Richmond, Virginia
Catholic Health Partners:	Two states(d)
Humility of Mary Health	Canfield, Ohio	1
Dignity Health:	California, Arizona and Nevada	18
Mercy Hospital of Folsom (1 facility)	Sacramento, California
Mercy Medical Center (2 facilities)	Redding, California
Mercy San Juan Medical Center (1 facility)	Roseville, California
Sierra Nevada Memorial Hospital (1 facility)	Grass Valley, California
St. Joseph’s Hospital and Medical Center (7 facilities) and Arizona Orthopedic Surgical Hospital (2 facilities)	Phoenix, Arizona
St. Joseph’s Medical Center (2 facilities)	Stockton, California
St. Rose Dominican Hospital (2 facilities)	Las Vegas, Nevada
CHRISTUS Health:	Six states(e)	3
CHRISTUS Health Central Louisiana (1 facility)	Alexandria, Louisiana
CHRISTUS Spohn Health System (2 facilities)	Corpus Christi, Texas
Providence Health System:	Five states(f)	2
Providence Holy Cross Health Center	Santa Clarita, California
Providence Holy Cross Medical Center	Mission Hills, California
SSM Healthcare:	Four states(g)
SSM St. Clare Health System	St. Louis, Missouri	1

Totals		145

(a)	Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Missouri, North Carolina, Tennessee, Texas, West Virginia, and Wisconsin.

(b)

Alabama, Arkansas, Arizona, Connecticut, District of Columbia, Georgia, Florida, Idaho, Illinois, Indiana, Kansas, Louisiana, Maryland, Michigan, Missouri, New York, Tennessee, Texas, Washington, and Wisconsin.

(c)	Florida, Kentucky, Maryland, New York, South Carolina, and Virginia

(d)	Kentucky and Ohio

(e)	Arkansas, Georgia, Louisiana, Missouri, New Mexico, and Texas.

(f)	Alaska, California, Montana, Oregon, and Washington.

(g)	Illinois, Missouri, Oklahoma and Wisconsin.

Facilities

The following table sets forth information relating to the facilities that we operated as of December 31, 2012:

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
	United States
	Atlanta
	East West Surgery Center, Austell, Georgia	9/1/00	(1)	3	77%
	Lawrenceville Surgery Center, Lawrenceville, Georgia	8/1/01		2	15
	Northwest Georgia Surgery Center, Marietta, Georgia	11/1/00	(1)	3	15
	Orthopaedic South Surgical Center, Morrow, Georgia	11/28/03		2	15
	Resurgens Surgical Center, Atlanta, Georgia	10/1/98	(1)	4	48
	Roswell Surgery Center, Roswell, Georgia	10/1/00	(1)	3	15
	Austin
*	Cedar Park Surgery Center, Cedar Park, Texas	11/22/05		2	26
*	Medical Park Tower Surgery Center, Austin, Texas	8/27/10		5	34
*	Northwest Surgery Center, Austin, Texas	5/30/07		6	27
	Texan Surgery Center, Austin, Texas	6/1/03		3	55
*	Williamson Surgery Center, Round Rock, Texas	5/12/11		4	26
	Chicago
*	Hinsdale Surgical Center, Hinsdale, Illinois	5/1/06		4	22
*	Same Day Surgery 25 East, Chicago, Illinois	10/15/04		4	45
*	Same Day Surgery Elmwood Park, Elmwood Park, Illinois	10/15/04		3	33
*	Same Day Surgery North Shore, Evanston, Illinois	10/15/04		2	27
*	Same Day Surgery River North, Chicago, Illinois	10/15/04		4	34
	Corpus Christi
*	Corpus Christi Outpatient Surgery Center, Corpus Christi, Texas	5/1/02		5	28
*	Shoreline Surgery Center, Corpus Christi, Texas	7/1/06		4	30
	Dallas/Fort Worth
*	Baylor Medical Center at Frisco, Frisco, Texas(2)	9/30/02		11	25
*	Baylor Medical Center at Trophy Club, Trophy Club, Texas(2)	5/3/04		6	34
*	Baylor Medical Center at Uptown, Dallas, Texas(2)	4/1/03		5	17
*	Baylor Orthopedic and Spine Hospital at Arlington, Arlington, Texas(2)	2/22/10		6	25
*	Baylor Surgicare at Arlington, Arlington, Texas	2/1/99		6	26
*	Baylor Surgicare at Bedford, Bedford, Texas	12/18/98		5	33
*	Baylor Surgicare at Carrollton, Carrollton, Texas	7/1/10		2	26
*	Baylor Surgicare, Dallas, Texas	6/1/99		6	32
*	Baylor Surgicare at Denton, Denton, Texas	2/1/99		4	25
*	Baylor Surgicare at Ennis, Ennis, Texas	11/1/10	(5)	3	26
*	Baylor Surgicare at Fort Worth I and II, Fort Worth, Texas	7/13/04		4	25
*	Baylor Surgicare at Garland, Garland, Texas	2/1/99		2	30
*	Baylor Surgicare at Granbury, Granbury, Texas	2/1/09		4	25
*	Baylor Surgicare at Grapevine, Grapevine, Texas	2/16/02		4	29

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
*	Baylor Surgicare at Heath, Rockwall, Texas	11/1/04		3	26
*	Baylor Surgicare at Lewisville, Lewisville, Texas	9/16/02		6	38
*	Baylor Surgicare at Mansfield, Mansfield, Texas	5/1/10		5	26
*	Baylor Surgicare at North Garland, Garland, Texas	5/1/05		6	26
*	Baylor Surgicare at Oakmont, Fort Worth, Texas	10/15/02		4	25
*	Baylor Surgicare at Plano, Plano, Texas	10/1/07		1	27
*	Baylor Surgicare at Plano Parkway, Plano, Texas	3/1/11		1	26
*	Baylor Surgical Hospital at Fort Worth, Fort Worth, Texas(2)	12/18/98		8	36
*	Irving-Coppell Surgical Hospital, Irving, Texas(2)	10/20/03		5	9
*	Lone Star Endoscopy, Keller, Texas	11/1/10		1	26
*	North Central Surgical Center, Dallas, Texas(2)	12/12/05		10	18
*	North Texas Surgery Center, Dallas, Texas	12/18/98		4	33
*	Park Cities Surgery Center, Dallas, Texas	6/9/03		4	25
*	Rockwall Surgery Center, Rockwall, Texas	09/1/06		3	38
	Specialty Surgery Center of Fort Worth, Fort Worth, Texas	11/8/12	(7)	3	65
	Surgery Center of Richardson, Richardson, Texas	11/8/12	(7)	5	76
*	Tuscan Surgery Center at Las Colinas, Irving, Texas	12/1/10		1	27
*	Valley View Surgery Center, Dallas, Texas	12/18/98		4	32
	Denver
*	Crown Point Surgical Center, Parker, Colorado	10/1/08		4	42
*	Flatirons Surgery Center, Boulder, Colorado	12/1/10		3	27
	Greenwood Ambulatory Surgery Center, Greenwood Village, Colorado	9/1/11	(6)	—	43
*	Harvard Park Surgery Center, Denver Colorado	1/1/09		3	29
	Northwest Regional Ambulatory Surgery Center, Westminster, Colorado	9/1/11	(6)	1	41
*	Summit View Surgery Center, Littleton, Colorado	1/1/09		3	33
	Houston
*	Doctors Outpatient Surgicenter, Pasadena, Texas	9/1/99		5	43
*	Kingsland Surgery Center, Katy, Texas	12/31/08		4	31
*	Memorial Hermann Specialty Hospital Kingwood, Kingwood, Texas(2)	9/1/07		6	25
*	Memorial Hermann Surgery Center — Katy, Katy, Texas	1/19/07		4	10
*	Memorial Hermann Surgery Center — Memorial Village, Houston, Texas	12/1/2010		4	11
*	Memorial Hermann Surgery Center — Northwest, Houston, Texas	9/1/04		5	10
*	Memorial Hermann Surgery Center — Richmond, Richmond, Texas	12/31/09		2	26
*	Memorial Hermann Surgery Center — Southwest, Houston, Texas	9/21/06		6	9
*	Memorial Hermann Surgery Center — Sugar Land, Sugar Land, Texas	9/21/06		4	10
*	Memorial Hermann Surgery Center — Texas Medical Center, Houston, Texas	1/17/07		5	18
*	Memorial Hermann Surgery Center — The Woodlands, The Woodlands, Texas	8/9/05		4	12
*	Memorial Hermann Surgery Center — West Houston , Houston, Texas	4/19/06	(4)	5	25
*	Memorial Hermann Surgery Center — Woodlands Parkway, Houston Texas	12/31/10		4	26
*	North Houston Endoscopy and Surgery, Houston, Texas	10/1/08		2	26
*	Memorial Hermann Endoscopy Center North Freeway, Houston, Texas	10/1/10		1	28

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
	Physicians Surgery Center of Houston, Houston, Texas	11/8/12	(7)	5	93
*	Sugar Land Surgical Hospital, Sugar Land, Texas(2)	12/28/02		4	13
*	TOPS Surgical Specialty Hospital, Houston, Texas(2)	7/1/99		7	44
*	United Surgery Center — Southeast, Houston, Texas	9/1/99		3	29
	Kansas City
*	Briarcliff Surgery Center, Kansas City, Missouri	6/1/05		2	26
*	Creekwood Surgery Center, Kansas City, Missouri	7/29/98		4	33
*	Liberty Surgery Center, Liberty, Missouri	6/1/05		2	29
*	Saint Mary’s Surgical Center, Blue Springs, Missouri	5/1/05		4	26
*	Midwest Physicians Surgery Center, Lee’s Summit Missouri	11/1/10	(5)	—	26
	Knoxville
*	Parkwest Surgery Center, Knoxville, Tennessee	7/26/01		5	22
*	Physician’s Surgery Center of Knoxville, Knoxville, Tennessee	1/1/08		5	26
	Las Vegas
*	Durango Outpatient Surgery Center, Las Vegas, Nevada	12/9/08		4	30
*	Parkway Surgery Center, Henderson, Nevada	8/3/98		5	25
	Los Angeles
	Coast Surgery Center of South Bay, Torrance, California	12/18/01		3	25
	Pacific Endo-Surgical Center, Torrance, California	8/1/03		1	55
*	San Fernando Valley Surgery Center, Mission Hills, California	11/1/04		4	29
	San Gabriel Valley Surgical Center, West Covina, California	11/16/01		3	47
*	Santa Clarita Ambulatory Surgery Center, Santa Clarita, California	3/7/06		3	31
	The Center for Ambulatory Surgical Treatment, Los Angeles, California	11/14/02		4	34
	Michigan
*	Clarkston Surgery Center, Clarkston, Michigan	6/1/09		4	39
*	Genesis Surgery Center, Lansing, Michigan	11/1/06		4	33
*	Lansing Surgery Center, Lansing, Michigan	11/1/06		4	33
	Matrix Surgery Center, Saginaw, Michigan	9/1/11	(6)	3	44
*	Utica Surgery and Endoscopy Center, Utica, Michigan	4/1/07		3	34
	Nashville
*	Baptist Ambulatory Surgery Center, Nashville, Tennessee	3/1/98	(1)	6	29
*	Baptist Plaza Surgicare, Nashville, Tennessee	12/3/03		9	30
*	Center for Spinal Surgery, Nashville, Tennessee(2)	12/31/08		6	20
*	Clarksville Surgery Center, Clarksville, Tennessee	10/1/12		3	28
*	Eye Surgery Center of Nashville, Nashville, Tennessee	11/1/10	(5)	1	26
*	Franklin Endoscopy Center, Franklin, Tennessee	11/1/10	(5)	—	26
*	Lebanon Endoscopy Center, Lebanon, Tennessee	11/1/10	(5)	—	26
*	Middle Tennessee Ambulatory Surgery Center, Murfreesboro, Tennessee	7/29/98		4	42
*	Mid-State Endoscopy Center, Murfreesboro, Tennessee	4/6/11		2	15
*	Northridge Surgery Center, Nashville, Tennessee	4/19/06	(4)	5	31
*	Patient Partners Surgery Center, Gallatin, Tennessee	11/1/10	(5)	2	30
*	Physicians Pavilion Surgery Center, Smyrna, Tennessee	7/29/98		4	49
*	Saint Thomas Surgicare, Nashville, Tennessee	7/15/02		5	34
*	Tennessee Sports Medicine Surgery Center, Mt. Juliet, Tennessee	11/1/10	(5)	4	13
	New Jersey
*	Central Jersey Surgery Center, Eatontown, New Jersey	11/1/04		3	30
*	Endoscopy Center of Bergen County, Paramus, New Jersey	9/1/12		4	26
*	Hackensack Endoscopy Center, Hackensack, New Jersey	9/1/12		2	26

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
*	Lakewood Surgery Center, Lakewood, New Jersey	9/1/11	(6)	2	36
	Millennium Surgical Center, Cherry Hill, New Jersey	9/1/11	(6)	4	51
*	Ambulatory Surgery Center, Jersey City, New Jersey	6/9/11		3	25
	Metropolitan Surgery Center, Hackensack, New Jersey	11/1/11		2	51
*	Northern Monmouth Regional Surgery Center, Manalapan, New Jersey	7/10/06		4	44
	Surgical Specialists at Princeton, Princeton, New Jersey	9/1/11	(6)	3	15
*	Select Surgical Center at Kennedy, Sewell, New Jersey	10/29/09		3	23
*	Shore Outpatient Surgicenter, Lakewood, New Jersey	11/1/04		3	44
*	Shrewsbury Surgery Center, Shrewsbury, New Jersey	4/1/99		4	14
	Suburban Endoscopy Services, Verona, New Jersey	4/19/06	(4)	2	51
*	Toms River Surgery Center, Toms River, New Jersey	3/15/02		4	15
	Oklahoma City
*	Oklahoma Center for Orthopedic MultiSpecialty Surgery, Oklahoma City, Oklahoma(2)	8/2/04		4	22
*	Southwest Orthopaedic Ambulatory Surgery Center, Oklahoma City, Oklahoma	8/2/04		2	22
	Phoenix
*	Arizona Orthopedic Surgical Hospital, Chandler, Arizona(2)	5/19/04		6	38
*	Chandler Endoscopy Center, Chandler, Arizona	3/1/12		1	26
*	Desert Ridge Outpatient Surgery Center, Phoenix, Arizona	3/30/07		4	28
*	Metro Surgery Center, Phoenix, Arizona	4/19/06	(4)	4	63
*	OASIS Hospital, Phoenix, Arizona(2)	6/27/11		8	50
	Physicians Surgery Center of Tempe, Tempe, Arizona	4/19/06	(4)	2	10
*	St. Joseph’s Outpatient Surgery Center, Phoenix, Arizona	9/2/03		8	26
*	Surgery Center of Peoria, Peoria, Arizona	4/19/06	(4)	3	30
*	Surgery Center of Scottsdale, Scottsdale, Arizona	4/19/06	(4)	4	26
	Surgery Center of Gilbert, Gilbert, Arizona	4/19/06	(4)	3	20
	Tempe New Day Surgery Center	11/8/12	(7)	2	89
*	Warner Outpatient Surgery Center, Chandler, Arizona	7/1/99		4	30
	Pennsylvania
*	Einstein Montgomery Surgery Center, East Norriton, Pennsylvania	12/21/12		4	15
*	Hershey Outpatient Surgery Center, Hershey, Pennsylvania	9/1/11	(6)	7	28
	Gamma Surgery Center, Pittsburgh, Pennsylvania	9/1/11	(6)	2	51
*	Peters Township Surgery Center, McMurray, Pennsylvania	3/19/12		3	24
	Reading Endoscopy Center, Wyomissing, Pennsylvania	11/1/10	(5)	—	51
	Reading Surgery Center, Wyomissing, Pennsylvania	7/1/04		3	25
*	Southwestern Ambulatory Surgery Center, Pittsburgh, Pennsylvania	9/1/11	(6)	4	20
	Portland
	Cascade Spine Center, Tualatin, Oregon	9/1/11	(6)	—	20
*	East Portland Surgical Center, Portland, Oregon	12/31/09		4	31
*	Northwest Surgery Center, Portland, Oregon	12/1/08		3	26
	Redding
*	Court Street Surgery Center, Redding, California	4/19/06	(4)	2	32
*	Mercy Surgery Center, Redding, California	3/1/08		4	32
	Sacramento
*	Folsom Outpatient Surgery Center, Folsom, California	6/1/05		2	30
*	Grass Valley Surgery Center, Grass Valley, California	7/1/10		2	23
	Pain Diagnostic and Treatment Center, Sacramento, California	9/1/11	(6)	1	52
*	Roseville Surgery Center, Roseville, California	7/1/06		2	28

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
	San Antonio
	Alamo Heights Surgery Center, San Antonio, Texas	12/1/04		3	67
	San Antonio Endoscopy Center, San Antonio, Texas	5/1/05		1	53
	Turning Point Specialty Surgery Center, San Antonio, Texas	11/8/12	(7)	2	85
	San Diego
*	Scripps Encinitas Surgery Center, Encinitas, California	2/6/08		3	20
	Encinitas Surgery Center, Encinitas, California	12/30/11		—	51
	St. Louis
	Advanced Surgical Care, Creve Coeur, Missouri	1/1/06		2	45
	Chesterfield Surgery Center, Chesterfield, Missouri	1/1/06		2	65
	Frontenac Surgery and Spine Care Center, Frontenac, Missouri	5/1/07		2	36
*	Gateway Endoscopy Center, St. Louis, Missouri	5/1/10		—	35
	Manchester Surgery Center, St. Louis, Missouri	2/1/07		3	55
	Mason Ridge Surgery Center, St. Louis, Missouri	2/1/07		2	57
	Mid Rivers Surgery Center, Saint Peters, Missouri	1/1/06		2	67
	Old Tesson Surgery Center, St. Louis, Missouri	8/1/08		3	61
	Olive Surgery Center, St. Louis, Missouri	1/1/06		2	61
	Riverside Ambulatory Surgery Center, Florissant, Missouri	8/1/06		2	37
	South County Outpatient Endoscopy Services, St. Louis, Missouri	10/1/08		2	35
*	SSM St. Clare Surgical Center, Fenton, Missouri	10/23/09		3	21
*	St. Louis Surgical Center, Creve Coeur, Missouri	4/1/10		7	34
	Sunset Hills Surgery Center, St. Louis, Missouri	1/1/06		2	66
	The Ambulatory Surgical Center of St. Louis, Bridgeton, Missouri	8/1/06		2	66
	Twin Cities Ambulatory Surgery Center, St. Louis, Missouri	9/1/08		2	59
	Webster Surgery Center, Webster Groves, Missouri	3/1/07		2	32
	Virginia
*	Bon Secours Surgery Center at Harbour View, Suffolk, Virginia	11/12/07		6	22
*	Bon Secours Surgery Center at Virginia Beach, Virginia Beach, Virginia	5/30/07		2	24
*	Mary Immaculate Ambulatory Surgical Center, Newport News, Virginia	7/19/04		3	16
*	St. Mary’s Ambulatory Surgery Center, Richmond, Virginia	11/29/06		4	13
	Surgi-Center of Central Virginia, Fredericksburg, Virginia	11/29/01		4	62
	Additional Markets
*	Ambulatory Surgery Center of Stockton, Stockton, California	12/28/12		3	26
*	Beaumont Surgical Affiliates, Beaumont, Texas	4/19/06	(4)	6	15
	Chattanooga Pain Center, Chattanooga, Tennessee	9/1/11	(6)	3	43
	Chico Surgery Center, Chico, California	4/19/06	(4)	3	61
*	CHRISTUS Cabrini Surgery Center, Alexandria, Louisiana	6/22/07		4	22
	Day-Op Center of Long Island, Mineola, New York(3)	12/4/98		4	100
	Destin Surgery Center, Destin, Florida	9/25/02		2	59
	Effingham Ambulatory Surgery Center, Effingham, Illinois	12/31/12		5	49
	Hope Square Surgical Center, Rancho Mirage, California	11/1/10	(5)	2	51
	MedPlex Outpatient Surgery Center, Birmingham, Alabama	11/1/10	(5)	4	22
*	Mountain Empire Surgery Center, Johnson City, Tennessee	2/20/00	(1)	4	18
	New Horizons Surgery Center, Marion, Ohio	4/19/06	(4)	2	12
	New Mexico Orthopaedic Surgery Center, Albuquerque, New Mexico	2/29/00	(1)	6	51
	North Haven Surgery Center, North Haven, Connecticut	9/1/11	(6)	1	23

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
*	Our Lady of the Lake Pontchartrain Surgery Center, Covington, Louisiana	12/31/12		2	27
	Physicians Surgery Center of Chattanooga, Chattanooga, Tennessee	11/1/10	(5)	4	58
	Redmond Surgery Center, Redmond, Oregon	4/19/06	(4)	2	71
*	St. Joseph’s Surgery Center, Stockton, California	2/1/09		6	5
*	Surgery Center of Canfield, Canfield, Ohio	4/19/06	(4)	3	26
	Surgery Center of Columbia, Columbia, Missouri	8/1/06		2	59
	Surgery Center of Fort Lauderdale, Fort Lauderdale, Florida	11/1/04		4	51
	SurgiCenter of Baltimore, Owings Mills, Maryland	11/1/10	(5)	5	45
*	Terre Haute Surgical Center, Terre Haute, Indiana	12/19/07		2	23
	Teton Outpatient Services, Jackson, Wyoming	8/1/98	(1)	2	50
*	Texas Surgical Center, Midland, Texas	2/1/12		2	26
*	The Christ Hospital Spine Surgery Center, Cincinnati, Ohio	12/31/09		3	26
	Titusville Center for Surgical Excellence, Titusville, Florida	9/1/11	(6)	2	31
	Tri-City Orthopaedic Center, Richland, Washington(3)	4/19/06	(4)	2	17
*	Tullahoma Surgery Center, Tullahoma, Tennessee	12/31/10		2	26
*	Tulsa Surgery Center, Tulsa, Oklahoma	10/1/09		4	25
*	Upper Cumberland Physician Surgery Center, Cookeville, Tennessee	11/1/10	(5)	2	11
	University Surgical Center, Winter Park, Florida	10/15/98		3	69
	Victoria Ambulatory Surgery Center, Victoria, Texas	4/19/06	(4)	2	59

*	Facilities jointly owned with hospital partners.

(1)	Indicates date of acquisition by OrthoLink Physician Corporation. We acquired OrthoLink in February 2001.

(2)	Surgical hospitals, all of which are licensed and equipped for overnight stays.

(3)	Operated through a consulting and administrative agreement.

(4)	Indicates the date of our acquisition of Surgis.

(5)	Indicates the date of our acquisition of HealthMark.

(6)	Indicates the date of our acquisition of Titan.

(7)	Indicates the date of our acquisition of AIGB Holdings, Inc. (True Results)

We lease the majority of the facilities where our various surgery centers and surgical hospitals conduct their operations. Our leases have initial terms ranging from five to twenty years and most of the leases contain options to extend the lease period, in some cases for up to ten additional years.

Our corporate headquarters is located in a suburb of Dallas, Texas. We currently lease approximately 100,000 square feet of space at 15305 Dallas Parkway, Addison, Texas. The lease expires in October 2020.

We also lease approximately 45,000 square feet of total additional space in Brentwood, Tennessee; Chicago, Illinois; Houston, Texas; St. Louis, Missouri; Denver, Colorado; and Pasadena, California for regional offices. These leases expire between July 2013 and March 2021.

Acquisitions and Development

The following table sets forth information relating to the facility that was under construction at December 31, 2012:

Facility Location	Hospital Partner	Type	Expected Opening Date	Number of Operating Rooms
St. Louis, Missouri	SSM	Surgery center	Q1’13	3

The facility in St. Louis opened in February 2013. We also have additional projects under development. It is possible that some of these projects, as well as other projects which are in various stages of negotiation with both current and prospective joint venture partners, will result in our operating additional facilities sometime in 2013. While our history suggests that many of these projects will culminate with the opening or acquisition of a profitable surgical facility, we can provide no assurance that any of these projects will reach that stage or will be successful thereafter.

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

There are several companies, both public and private, that acquire and develop freestanding multi-specialty surgery centers and surgical hospitals. Some of these competitors have greater resources than we do. The principal competitive factors that affect our ability and the ability of our competitors to acquire surgery centers and surgical hospitals are price, experience, reputation and access to capital. Further, many physician groups develop surgery centers without a corporate partner, and this presents a competitive threat to our company.

Employees

As of December 31, 2012, we employed approximately 10,000 people, 6,500 of whom are full-time employees and 3,500 of whom are part-time employees. The physicians that affiliate with us and use our facilities are not our employees, except in a limited number of circumstances. However, we generally offer the physicians the opportunity to purchase equity interests in the facilities they use.

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

Healthcare Reform

The Acts were signed into law on March 23, 2010 and March 30, 2010, respectively, and were largely upheld as constitutional by the Supreme Court on June 28, 2012. However, a majority of the measures contained in the Acts do not take effect until 2014. The Acts are intended to provide coverage and access to substantially all Americans, to increase the quality of care provided and to reduce the rate of growth in healthcare expenditures. The changes include, among other things, expanding Medicare’s use of value-based purchasing programs, tying facility payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, reducing Medicare and Medicaid payments, expanding Medicaid eligibility, requiring many health plans (including Medicare) to cover, without cost-sharing, certain preventative services, and expanding access to health insurance. The Acts also place limitations on the Stark Law exception that allows physicians to invest in hospitals if the physicians’ investments are in the entire hospital and not just a department of the hospital (the “whole hospital exception”). Among other things, the Acts prohibit hospitals from increasing the percentages of the total value of the ownership interests held in the hospital by physicians after March 23, 2010, as well as place restrictions on the ability of a hospital subject to the whole hospital exception to add operating rooms, procedure rooms and beds. The Acts provide for additional enforcement tools, cooperation between agencies, and funding for enforcement. It is difficult to predict the impact the Acts will have on our operations given the delay in implementing regulation, pending court challenges, and possible amendment or repeal of elements of the Acts. The Acts mandate reductions in reimbursement, such as adjustments to the hospital inpatient and outpatient prospective payment system market basket updates and productivity adjustments to Medicare’s annual inflation updates, which became effective in 2010 and 2012. Further, additional cuts to Medicare and Medicaid payments are expected as Congress continues to grapple with the U.S. fiscal crisis: already hospitals and other health care providers will see a $30.0 billion reduction in spending, including reductions to Medicare and Medicaid payments.

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

As a result of the Acts, we also expect enhanced scrutiny of healthcare providers’ compliance with state and federal regulations, infection control standards and other quality control measures. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient. Several commercial payors also do not reimburse providers for certain preventable adverse events. The Acts also contain a number of provisions that are intended to improve the quality of care that is provided to Medicare and Medicaid beneficiaries. For example, beginning July 1, 2011, the Acts prohibited Medicaid programs from using federal funds to reimburse providers for the costs of care needed to treat hospital acquired conditions (“HACs”). Beginning in federal fiscal year 2015, the Acts mandate a 1% reduction in Medicare payments for hospitals that were in the highest quartile of national risk-adjusted HAC rates for the previous federal fiscal year. In addition, the Acts require CMS to conduct a study on whether to expand Medicare’s HAC policy to ASCs. Therefore, we could be subject to greater reduction in Medicare or Medicaid reimbursement in the future if such policy is expanded to ASCs.

In addition, federal law authorizes CMS to require ambulatory surgery centers to submit data on certain quality measures. CMS did not implement the quality measure reporting requirement in 2011, but effective

October 1, 2012, CMS required ASCs to report data on certain quality measures or face a two percentage point reduction in their annual reimbursement rates. In addition, effective October 1, 2012, Medicare began offering incentive payments to hospitals for delivering high-quality care through a value-based purchasing program. The incentives will be funded through a one percent deduction in the base operating diagnosis-related group payments for hospitals’ discharges. The reductions will increase over subsequent years. Hospitals must meet or exceed a baseline score on a set of predetermined clinical and patient experience measures. With regard to ambulatory surgery centers, the Department of Health and Human Services submitted a report to Congress in April 2011 outlining the Department’s plan to implement a value-based purchasing program. While the report describes efforts to improve quality and payment efficiency in ambulatory surgery centers and examines the steps required to design and implement an ambulatory surgery center valued-based program, Congress has not yet authorized CMS to implement a valued-based program for ambulatory surgery centers.

Accountable Care Organizations

On October 31, 2011, CMS issued its final regulations for Accountable Care Organizations (“ACOs”), which were created under the Acts and intended to allow providers, including hospitals, physicians and other designated professionals and suppliers to coordinate care for Medicare beneficiaries. This shared savings program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve certain savings benchmarks and quality performance standards will be eligible to share in a portion of the amounts saved by the Medicare program. The final regulations detail certain key characteristics of an ACO, including the scope and length of an ACO’s contract with CMS, the required governance of an ACO, the assignment of Medicare beneficiaries to an ACO, the payment models under which an ACO can share in cost savings, and the quality and other reporting requirements expected of an ACO. Under the regulations, patient and provider participation in ACOs will be voluntary. We will continue to monitor developments with the implementation of the ACO regulations and their effect on our business in order to react accordingly.

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

Our healthcare facilities receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc., nationwide commissions which establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. Generally, our healthcare facilities must be in operation for at least six months before they are eligible for accreditation. As of December 31, 2012, all of our eligible healthcare facilities had been accredited by either the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc. or are in the process of applying for such accreditation. Many managed care companies and third-party payors require our facilities to be accredited in order to be considered a participating provider under their health plans.

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

A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the years ended December 31, 2012, 2011 and 2010, Medicare and Medicaid comprised 35%, 33%, and 31%, respectively, of our case volumes. These payments represented, however, a significantly lower percentage of our overall revenues due to the lower reimbursement provided by government payors in comparison to private payors. For example, Medicare and Medicaid contributed approximately 17% and 2% respectively of our 2012 patient service revenues despite the fact that governmental payors represented a total of 35% of our case volume during 2012.

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

Medicare’s payment for short-stay surgical procedures, whether performed in a hospital or an ASC, is based upon a prospectively determined fixed payment amount. For most covered surgical procedures, the payment rate is the product of the relative weight determined for the procedure and a conversion factor and then adjusted for variations in labor costs across geographic areas. The hospital outpatient prospective payment system conversion factor is generally higher than the conversion factor set for procedures in ASCs. As a result, Medicare payment rates for a procedure are typically lower in ASCs than in hospital surgical facilities. Congress requires Medicare to update the conversion factor used to determine payment rates under the hospital outpatient prospective payment system and the ASC payment methodology annually. Medicare’s annual update to the hospital outpatient prospective payment system is equal to the hospital inpatient market basket percentage increase; the ASC annual payment update is based on the Consumer Price Index. Medicare thus uses a lower inflationary factor for ASC payments than for hospital surgical facilities. There is no certainty that the annual update in a given year will equal or exceed the update in the previous year. In addition, starting in calendar year 2011 for ASCs and in calendar year 2012 for hospitals, the annual update applicable to our facilities has been reduced by a productivity adjustment. The amount of that reduction is based on the projected nationwide productivity gains over the preceding 10 years. To determine the projection, Medicare uses the Bureau of Labor Statistics 10-year moving average of changes in specified economy-wide productivity.

Medicare’s payments for physician services under the physician fee schedule are updated annually based in part on the sustainable growth rate, or SGR, formula, which weighs factors such as health care costs and gross domestic product. Economic projections released by the Congressional Budget Office on August 22, 2012 assume a twenty-seven percent (27%) reduction in physician payments in January 2013. Since 2003, Congress has overridden scheduled reductions. As part of the American Taxpayer Relief Act of 2012, which became law on January 2, 2013, Congress again acted to defer any reductions in the SGR formula through 2013, but Congress would be required to act again to defer future reductions. The 2013 deferment is paid for through Medicare and Medicaid payment reductions of $30 billion to hospitals and other providers. As Congress continues to debate the U.S. debt ceiling, additional cuts to Medicare and Medicaid are expected. Additional reductions in Medicare reimbursement could have a negative impact on various factors that affect the profitability of USPI, such as the number of overall procedures performed at the ASCs.

Our hospitals and ASCs are subject to other payment adjustments. Since calendar year 2008, Medicare has required hospitals to report specified hospital outpatient quality measures in order to avoid reduction in their annual payment updates. In November 2011, CMS introduced a quality reporting program for ASCs which, beginning on October 1, 2012, requires ASCs to report data on quality measures as well. Like hospitals, ASCs that fail to report on the required measures in any year will face reductions in their Medicare payment rates in a subsequent year. In addition, Congress has authorized CMS to establish a value-based purchasing program for

Medicare hospital services. CMS has implemented value-based purchasing for hospital inpatient services but has not yet done so for hospital outpatient services. Similarly, Congress has directed CMS to develop a plan to implement a value-based purchasing program for payments to ASCs, although Congress still must provide statutory authority to implement such a program for ASCs. Failure by any of our facilities to meet Medicare’s quality measures and any performance standards implemented under value-based purchasing regulations may adversely affect such facilities’ net revenues from the Medicare program.

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

Our partnerships and limited liability companies that are providers of services under the Medicare and Medicaid programs, and their respective partners and members, are subject to the anti-kickback statute. A number of the relationships that we have established with physicians and other healthcare providers do not fit within any of the statutory exceptions or safe harbor regulations issued by the Office of the Inspector General. All of the 211 surgical facilities in which we hold an ownership interest are owned by partnerships or limited liability companies, and 211 include as partners or members physicians who perform surgical or other procedures at the facilities. Because physician investors in our surgical facilities are in a position to generate referrals to the facilities, the distribution of available cash to those investors could come under scrutiny under the anti-kickback statute.

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

(3) at least one third of the Medicare-eligible outpatient surgery procedures performed by each physician investor for the previous fiscal year or previous twelve-month period must be performed at the ambulatory surgery center in which the investment is made;

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

In addition, although we typically contractually require that each physician-investor utilize the ASC as an extension of his or her practice, i.e. that such physician-investor meet the quantitative requirements of the surgery center safe harbor because we do not control the medical practices of our physician investors or control where they perform surgical procedures, it is possible that the quantitative tests described above will not be met, or that other conditions of the surgery center safe harbor will not be met. Accordingly, while the surgery center safe harbor is helpful in establishing that a physician’s investment in a surgery center should be considered an extension of the physician’s practice and not as a prohibited financial relationship, we can give no assurances that these ownership interests will not be challenged under the anti-kickback statute. In an effort to monitor our compliance with the safe harbor’s extension of practice requirement, we have implemented an attestation process, which tracks physicians’ annual extension of practice certification. While this process provides support for physician compliance with the safe harbor’s quantitative tests, we can give no assurance of such compliance. However, we believe that our arrangements involving physician ownership interests in our ambulatory surgery centers do not fall within the activities prohibited by the anti-kickback statute.

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

In addition, the Medicare Patient and Program Protection Act of 1987, as amended by the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), and the Balanced Budget Act of 1997, impose civil monetary penalties and exclusion from state and federal healthcare programs on providers who commit violations of the Medicare fraud and abuse laws. Pursuant to the enactment of HIPAA, as of June 1, 1997, the Secretary of the U.S. Department of Health and Human Services may, and in some cases must, exclude individuals and entities that the Secretary determines have “committed an act” in violation of the Medicare fraud and abuse laws or improperly filed claims in violation of the Medicare fraud and abuse laws from participating in any federal healthcare program, HIPAA also expanded the Secretary’s authority to exclude a person involved in fraudulent activity from participating in a program providing health benefits, whether directly or indirectly, in whole or in part, by the U.S. government. Additionally, under HIPAA, individuals who hold a direct or indirect ownership or controlling interest in an entity that is found to violate the Medicare fraud and abuse laws may also be excluded from Medicare and Medicaid and other federal and state healthcare programs if the individual knew or should have known, or acted with deliberate ignorance or reckless disregard of, the truth or falsity of the information of the activity leading to the conviction or exclusion of the entity, or where the individual is an officer or managing employee of such entity. This standard does not require that specific intent to defraud be proven by the Office of the Inspector General of the U.S. Department of Health and Human Services; however, the Office of the Inspector General will apply a series of factors enumerated in a guidance document issued in 2010 to determine whether exclusion is warranted. Under HIPAA it is also a crime to defraud any commercial healthcare benefit program.

Federal Physician Self-Referral Law

The Stark Law prohibits any physician from referring patients to any entity for the furnishing of certain “designated health services” otherwise payable by Medicare or Medicaid, if the physician or an immediate family member has a financial relationship such as an ownership interest or compensation arrangement with the entity that furnishes services to Medicare beneficiaries, unless an exception applies. Persons who violate the Stark Law are subject to potential civil money penalties of up to $15,000 for each bill or claim submitted in violation of the Stark Law and up to $100,000 for each “circumvention scheme” they are found to have entered into, and potential exclusion from the Medicare and Medicaid programs. In addition, the Stark Law requires the denial (or, refund, as the case may be) of any Medicare and Medicaid payments received for designated health services that result from a prohibited referral.

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

Fourteen of our facilities are hospitals rather than ambulatory surgery centers, and physicians invest directly in thirteen of our fourteen hospitals. We believe that the physician investments in our hospitals fall within the whole hospital exception and are therefore permitted under the Stark Law. The whole hospital exception applies to physician ownership of a hospital, provided such ownership is in the whole hospital and the physician is authorized to perform services at the hospital. Physician investments in our facilities licensed as hospitals meet this requirement. However, changes to the whole hospital exception have been the subject of recent regulatory action and legislation. Changes in the Acts include:

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

•

a requirement for written disclosures of physician ownership interests to the hospital’s patients and on the hospital’s website and in any advertising, along with annual reports to the government detailing such interests;

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

We cannot predict whether other proposed amendments to the whole hospital exception will be included in any future legislation or if Congress will adopt any similar provisions that would prohibit or otherwise restrict physicians from holding ownership interests in hospitals. The Acts could have an adverse effect on our financial condition and results of operations. See “Risk Factors — Healthcare Reform has restricted our ability to operate our surgical hospitals.”

In addition to the physician ownership in our surgical facilities, we have other financial relationships with potential referral sources that potentially could be scrutinized under the fraud and abuse laws. We have entered into personal service agreements, such as medical director agreements, with physicians at our hospitals and ASCs. We believe that our agreements with referral sources satisfy the requirements of the applicable exceptions to the fraud and abuse laws and we have implemented formal compliance programs designed to safeguard against overbilling. However, we cannot assure you that the Office of the Inspector General would find our compliance programs to be adequate or that our agreements with referral sources would be found to comply with the fraud and abuse laws.

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

Health Information Security and Privacy Practices

We are subject to HIPAA and the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was enacted as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”). The regulations promulgated under HIPAA contain, among other measures, provisions that require many organizations, including us, to employ systems and procedures designed to protect the privacy and security of each patient’s individual healthcare information. Among the standards that the Department of Health and Human Services has adopted pursuant to HIPAA are standards for the following:

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

The Department of Health and Human Services has also published a rule establishing standards for the privacy of individually identifiable health information, with which we are in material compliance. These privacy standards apply to all health plans, all healthcare clearinghouses and many healthcare providers, including healthcare providers that transmit health information in an electronic form in connection with certain standard transactions. We are a covered entity under the final rule. The privacy standards protect individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed, and, as of a final rule promulgated by the Department of Health and Human Services on January 25, 2013, by our business associates on any subcontractor to which such information is disclosed. Under the January 25, 2013, final rule, we must conform all of our contracts with business associates to certain established standards by September 23, 2014. The rule further requires certain revisions to our notices of privacy practices, redistribution of these policies to our patients, and for us to provide our patients with access to an electronic copy of their health records, upon request. A violation of the privacy standards could result in civil money penalties (which amounts are described below) and the federal rules also provide for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.

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

Signed into law on February 17, 2009, the HITECH Act broadened the scope of the HIPAA privacy and security regulations. Among other things, the HITECH Act extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. Under the HITECH Act, the U.S. Department of Health and Human Services is required to conduct periodic compliance audits of covered entities and their business associates. Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and the HITECH Act has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. The HITECH Act increased the amount of civil penalties, with penalties now ranging up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. Under the final rule promulgated by the Department of Health and Human Services on January 25, 2013, civil monetary penalties may not be imposed for violations where the covered entity did not know or, after exercising reasonable diligence, could not have known that the violation had occurred, if the covered entity corrects the violation within 30 days. In addition, the HITECH Act authorized state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

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

Adoption of Electronic Health Records

ARRA also includes provisions designed to increase the use of Electronic Health Records (“EHR”) by both physicians and hospitals. Beginning with 2011 and extending through 2016, eligible hospitals may receive reimbursement incentives based upon successfully demonstrating “meaningful use” of certified EHR technology. Beginning in 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in reimbursements. On July 13, 2010, HHS released final meaningful use regulations and on August 23, 2012, CMS released final rules on the Stage 2 meaningful use criteria. We are currently implementing EHR at our hospitals and intend to comply with the EHR meaningful use requirements, but we did not comply in time to qualify for available incentive payments in 2012. Implementation of EHR may result in additional costs in the future, although this may be largely offset by the reimbursement incentives we will receive.

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

In addition, healthcare reform may contribute to increased physician employment with hospitals, which could weaken our relationships with these physicians. The creation of ACOs in the Acts may cause physicians to accept employment to become part of a network that includes an ACO. In addition, the Acts’ focus on investing in infrastructure to increase efficiencies may further contribute to shifting physicians’ practice patterns from private practice to employment with hospitals and ACOs. ACOs that achieve quality performance standards established by the Department of Health and Human Services will be eligible to share in a portion of the amounts saved by the Medicare program. Because an individual physician may view the costs associated with investing in technology and processes to increase efficiencies as too large to bear individually, the physician may turn to employment as a means to participate in the Medicare savings and the capital investments required by the Acts. Physicians who accept employment may be restricted from owning interests in or utilizing our facilities.

If we fail to effectively and timely implement electronic health record systems, our operations could be adversely affected.

As required by ARRA, the Secretary of HHS has developed and implemented an incentive payment program for eligible hospitals and health care professionals that adopt and meaningfully use certified EHR technology. We have incurred and will continue to incur both capital costs and operating expenses in order to implement our certified EHR technology and meet meaningful use requirements. These expenses are ongoing and are projected to continue over all stages of implementation of meaningful use. The timing of expenses will not correlate with the receipt of the incentive payments and the recognition of incentive income. If our eligible hospitals are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. In addition, although the ARRA incentive payment program does not apply to surgery centers, we have not yet determined an EHR solution for our surgery center facilities. As physicians become more integrated with EHR in their practices, we could incur additional capital costs and operating expenses in connection with implementing new technologies at our surgery centers.

Our revenues may be reduced by changes in payment methods or rates under the Medicare or Medicaid programs.

The Department of Health and Human Services and the states in which we perform surgical procedures for Medicaid patients may revise the Medicare and Medicaid payment methods or rates in the future. Any such changes could have a negative impact on the reimbursements we receive for our surgical services from the Medicare program and the state Medicaid programs. In addition, the Acts’ requirement that the Department of Health and Human Services develop a value-based purchasing program for ambulatory surgery centers may further impact Medicare reimbursement of ambulatory surgery centers or increase our operating costs in order to satisfy the value-based standards. The Acts’ creation of a bundled payment initiative, under which organizations enter into payment arrangements that include financial and performance accountability for episodes of care, may impact our Medicare reimbursement as organizations develop and implement this new reimbursement model. The ultimate impact of the changes in Medicare reimbursement will depend on a number of factors, including the procedure mix at our facilities, our ability to demonstrate our high quality of care, our potential participation with other organizations in new payment programs and our ability to realize an increased procedure volume.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

We have a substantial amount of indebtedness. As of December 31, 2012, we had $1.5 billion of total indebtedness and a total indebtedness to total capitalization percentage ratio of approximately 78%.

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

•	increases vulnerability to adverse general economic or industry conditions;

•	limits flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;

•	makes us and our subsidiaries more vulnerable to increases in interest rates, as borrowings under our amended senior secured credit facilities are at variable rates;

•

limits our and our subsidiaries’ ability to obtain additional financing in the future for working capital or other purposes, such as raising the funds necessary to repurchase our senior unsecured notes upon the occurrence of specified changes of control, or

•	places us at a competitive disadvantage compared to our competitors that have less indebtedness.

Our significant indebtedness could limit our flexibility.

We are significantly leveraged and will continue to have significant indebtedness in the future. Our acquisition and development program requires substantial capital resources, estimated to range from $80.0 million to $110.0 million per year over the next three years, although the range could be exceeded if we identify attractive multi-facility acquisition opportunities. The operations of our existing surgical facilities also require ongoing capital expenditures. We believe that our cash on hand, cash flows from operations and available borrowings under our revolving credit facility will be sufficient to fund our acquisition and development activities in 2013, but if we identify favorable acquisition and development opportunities that require additional resources, we may be required to incur additional indebtedness in order to pursue these opportunities. However, we may be unable to obtain sufficient financing on terms satisfactory to us, or at all. In that event, our acquisition and development activities would have to be curtailed or eliminated and our financial results could be adversely affected.

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

The indenture governing our senior notes includes similar restrictions. Our amended senior secured credit facility also requires us to comply with a financial covenant with respect to the revolving credit facility that becomes more restrictive over time. Our and our subsidiaries’ ability to comply with these covenants and ratios may be affected by events beyond our control. A breach of any covenant or required financial ratio could result in a default under the senior secured credit facilities. In the event of any default under the senior secured credit facilities, the applicable lenders could elect to terminate borrowing commitments and declare all borrowings and accrued interest and fees to be due and payable, to require us to apply all available cash to repay these borrowings or to prevent us from making or permitting subsidiaries to make distributions or dividends, the proceeds of which are used by us to make debt service payments on our senior subordinated notes, any of which would be an event of default under the notes.

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

Our business depends in part upon the efforts and success of our not-for-profit healthcare system partners and the strength of our relationships with those healthcare systems. Our business could be adversely affected by any damage to those healthcare systems’ reputations or to our relationships with them. We may not be able to maintain our existing agreements on terms and conditions favorable to us or enter into relationships with additional not-for-profit healthcare systems. Our relationships with not-for-profit healthcare systems and the joint venture agreements that represent these relationships are structured to comply with current revenue rulings published by the Internal Revenue Service as well as case law relevant to joint ventures between for-profit and not-for-profit healthcare entities. Material changes in these authorities could adversely affect our relationships with not-for-profit healthcare systems. If we are unable to maintain our existing arrangements on terms favorable to us or enter into relationships with additional not-for-profit healthcare systems, we may be unable to implement our business strategies successfully.

If we and our not-for-profit healthcare system partners are unable to successfully negotiate contracts and maintain satisfactory relationships with managed care organizations or other third-party payors, our revenues may decrease.

Our competitive position has been, and will continue to be, affected by initiatives undertaken during the past several years by major purchasers of healthcare services, including federal and state governments, insurance companies and employers, to revise payment methods and monitor healthcare expenditures in an effort to contain healthcare costs. As a result of these initiatives, managed care companies such as health maintenance and preferred provider organizations, which offer prepaid and discounted medical service packages, represent a growing segment of healthcare payors, the effect of which has been to reduce the growth of healthcare facility margins and revenue.

As an increasing percentage of patients become subject to healthcare coverage arrangements with managed care payors, we believe that our success will continue to depend upon our and our not-for-profit healthcare system partners’ ability to negotiate favorable contracts on behalf of our facilities with managed care organizations, employer groups and other private third-party payors. We have structured our ventures with not-for-profit healthcare system partners in a manner we believe to be consistent with applicable regulatory requirements. If applicable regulatory requirements were interpreted to require changes to our existing arrangements, or if we are unable to enter into these arrangements on satisfactory terms in the future, we could be adversely affected. Many of these payors already have existing provider structures in place and may not be able or willing to change their provider networks. We could also experience a material adverse effect to our operating results and financial condition as a result of the termination of existing third-party payor contracts.

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

Our surgical facilities may be negatively impacted by weather and other factors beyond our control.

The results of operations of our surgical facilities may be adversely impacted by adverse weather conditions, including hurricanes, or other factors beyond our control that cause disruption of patient scheduling, displacement of our patients, employees and physician partners and force certain of our surgical facilities to close temporarily. In certain markets, we have a large concentration of surgical facilities that could be simultaneously affected by adverse weather conditions or events. In addition, an unexpected shortage in supplies used in our surgical procedures could increase the cost to perform cases or lead to rescheduling or possible cancelations, which in turn could negatively impact our financial performance. Our future financial and operating results may be adversely affected by weather and other factors that disrupt the operation of our surgical facilities.

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

The construction and operation of healthcare facilities are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection. Additionally, such facilities are subject to periodic inspection by government authorities to assure their continued compliance with these various standards.

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

We are subject to many laws and regulations at the federal, state and local government levels in the jurisdictions in which we operate. These laws and regulations require that our healthcare facilities meet various licensing, certification and other requirements, including those relating to:

•	physician ownership of our facilities;

•	the adequacy of medical care, equipment, personnel, operating policies and procedures;

•	building codes;

•	licensure, certification and accreditation;

•	billing for services;

•	handling of medication;

•	maintenance and protection of records; and

•	environmental protection.

We believe that we are in material compliance with applicable laws and regulations. However, if we fail or have failed to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored healthcare programs. A number of initiatives have been proposed during the past several years to reform various aspects of the healthcare system in the United States. In the future, different interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. Current or future legislative initiatives or government regulation may have a material adverse effect on our operations or reduce the demand for our services.

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

Although we believe that our business arrangements do not violate the anti-kickback statute, a government agency or a private party may assert a contrary position. Additionally, new federal or state laws may be enacted that would cause our relationships with the physician investors to become illegal or result in the imposition of penalties against us or our facilities. If any of our business arrangements with physician investors were deemed to violate the anti-kickback statute or similar laws, or if new federal or state laws were enacted rendering these arrangements illegal, our business could be adversely affected.

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

The U.S. federal physician self-referral law, commonly referred to as the “Stark Law,” prohibits a physician from making a referral for a “designated health service” to an entity to furnish an item or service payable under Medicare if the physician or a member of the physician’s immediate family has a financial relationship with the entity such as an ownership interest or compensation arrangement, unless an exception applies. The list of designated health services under the Stark Law does not include ambulatory surgery services as such. However, some of the designated health services are among the types of services furnished by our facilities.

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

The U.S. government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs and other federal and state healthcare programs. Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes, as well as penalties under the anti-fraud provisions of the HIPAA. The U.S. government is applying its criminal, civil and administrative penalty statutes in an ever-expanding range of circumstances. For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge. The government has also taken the position that claiming payment for low-quality services is a violation of these statutes if the claimant should have known that the care was substandard. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) further expanded the scope of the False Claims Act to create liability for knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government and FERA, along with statutory provisions found in the Acts, created federal False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of the identification of the overpayment or, in certain cases, the date by which a corresponding cost report is due, whichever is later. Although we believe that our operations comply with both federal and state laws, they may nevertheless be the subject of a whistleblower lawsuit or may otherwise be challenged or scrutinized by governmental authorities. A determination that we have violated these laws could have a material adverse effect on our financial condition or results of operations.

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

In addition, the Office of the Inspector General of the Department of Health and Human Services and the Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. In its 2013 Work Plan, the office of the Inspector General states its intent to review the safety and quality of care for Medicare beneficiaries having surgeries and procedures in ambulatory surgery centers and hospital outpatient departments. We have not received any related audit letters to date. Moreover, another trend impacting healthcare providers is the increased use of the federal False Claims Act, particularly by individuals who bring actions under that law. Such “qui tam” or “whistleblower” actions allow private individuals to bring actions on behalf of the government alleging that a healthcare provider has defrauded the federal government. If the government intervenes and prevails in the action, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil monetary penalties of between $5,500 and $11,000 for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may pursue the action independently. Additionally, some states have adopted similar whistleblower and false claims provisions. Although companies in the healthcare industry have been, and may continue to be, subject to qui tam actions, we are unable to predict the impact of such actions on our business, financial position or results of operations.

If laws governing the corporate practice of medicine or fee-splitting change, we may be required to restructure some of our relationships which may result in significant costs to us and divert other resources.

The laws of various jurisdictions in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians (i.e., sharing a percentage of professional fees). The interpretation and enforcement of these laws vary significantly from state to state. We are not required to obtain a license to practice medicine in any jurisdiction in which we own or operate a surgery center or surgical hospital because our facilities are not engaged in the practice of medicine. The physicians who utilize our facilities are individually licensed to practice medicine. In most instances, the physicians and physician group practices performing medical services at our facilities do not have investment or business relationships with us other than through the physicians’ ownership interests in the partnerships or limited liability companies that own and operate our facilities and the service agreements we have with some of those physicians.

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

If regulations change, we may be obligated to purchase some or all of the ownership interests of the physicians affiliated with us.

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

At this time, we are not aware of any regulatory amendments or proposed changes that would trigger this obligation. Typically, our partnership and limited liability company agreements allow us to use shares of our common stock as consideration for the purchase of a physician’s ownership interest. The use of shares of our common stock for that purpose would dilute the ownership interests of our common stockholders. In the event that we are required to purchase all of the physicians’ ownership interests and our common stock does not maintain a sufficient valuation, we could be required to use our cash resources for the acquisitions, the total cost of which we estimate to be up to approximately $623.5 million at December 31, 2012. The creation of these obligations and the possible termination of our affiliation with these physicians could have a material adverse effect on us.

Healthcare reform has restricted our ability to operate our surgical hospitals.

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

We are highly dependent on our senior management, including Donald E. Steen, who is our chairman, William H. Wilcox, who is our chief executive officer and Brett P. Brodnax, who is our president and chief development officer. Although we have employment agreements with Mr. Steen, Mr. Wilcox and Mr. Brodnax and other senior managers, we do not maintain “key man” life insurance policies on any of our officers. Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient numbers of qualified management or other personnel could have a material adverse effect on us.

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

We provide for bad debts principally based upon the aging of accounts receivable and use specific identification to write-off amounts against our allowance for doubtful accounts, without differentiation between payor sources. Our allowance for doubtful accounts at December 31, 2012 and 2011, represented approximately 16% and 17% of our accounts receivable balance, respectively. Due to the difficulty in assessing future trends, we could be required to increase our provisions for doubtful accounts. A deterioration in the collectability of these accounts could adversely affect our collection of accounts receivable, cash flows and results of operations.

We may have a special legal responsibility to the holders of ownership interests in the entities through which we own surgical facilities, and that responsibility may prevent us from acting solely in our own best interests or the interests of our stockholders.

Our ownership interests in surgery centers and surgical hospitals generally are held through partnerships or limited liability companies. We typically maintain an interest in a partnership or limited liability company in which physicians or physician practice groups also hold interests. As general partner or manager of these entities, we may have a special responsibility, known as a fiduciary duty, to manage these entities in the best interests of the other owners. We also have a duty to operate our business for the benefit of our stockholders. As a result, we may encounter conflicts between our responsibility to the other owners and our responsibility to our stockholders. For example, we have entered into management agreements to provide management services to our facilities in exchange for a fee. Disputes may arise as to the nature of the services to be provided or the amount of the fee to be paid. In these cases, we are obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests. Disputes may also arise between us and our affiliated physicians with respect to a particular business decision or regarding the interpretation of the provisions of the applicable partnership or limited liability company agreement. If we are unable to resolve a dispute on terms favorable or satisfactory to us, our business may be adversely affected.

We do not have exclusive control over the distribution of revenues from some of our operating entities and may be unable to cause all or a portion of the revenues of these entities to be distributed.

All of the surgical facilities in which we have ownership interests are partnerships or limited liability companies in which we own, directly or indirectly, ownership interests. Our partnership, and limited liability company agreements, which are typically with the physicians who perform procedures at our surgical facilities, usually provide for the monthly or quarterly pro-rata cash distribution of net profits from operations, less amounts to satisfy obligations such as the entities’ non-recourse debt and capitalized lease obligations, operating expenses and working capital. The creditors of each of these partnerships and limited liability companies are entitled to payment of the entities’ obligations to them, when due and payable, before ordinary cash distributions or distributions in the event of liquidation, reorganization or insolvency may be made. We generally control the entities that function as the general partner of the partnerships or the managing member of the limited liability companies through which we conduct operations. However, we do not have exclusive control in some instances over the amount of net revenues distributed from some of our operating entities. If we are unable to cause sufficient revenues to be distributed from one or more of these entities, our relationships with the physicians who have an interest in these entities may be damaged and we could be adversely affected. We may not be able to resolve favorably any dispute regarding revenue distribution or other matters with a healthcare system with which we share control of one of these entities. Further, the failure to resolve a dispute with these healthcare systems could cause the entity we jointly control to be dissolved.

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

We are wholly-owned by USPI Holdings, Inc., which is wholly-owned by USPI Group Holdings, Inc., both of which are privately owned corporations. There is no public trading market for our equity securities or those of USPI Holdings, Inc. or USPI Group Holdings, Inc. As of February 26, 2013, there were 256 holders of USPI Group Holdings, Inc. common stock.

Payment of dividends is restricted under our amended senior secured credit facility and the indenture governing our senior notes, except for limited circumstances. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing Activities — Dividend Payment.” Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operation, capital requirements, restrictions contained in current and future financing instruments and other factors that our board of directors deems relevant.

Item 6.     Selected Financial Data

The selected consolidated statement of operations data set forth below for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 and the consolidated balance sheet data at December 31, 2012, 2011, 2010, 2009, and 2008 are derived from our consolidated financial statements.

The historical results presented below are not necessarily indicative of results to be expected for any future period. The comparability of the financial and other data included in the table is affected by our debt refinancing in April 2012, the U.K. goodwill impairment in 2011 (now presented in discontinued operations), and various acquisitions completed during the years presented. In addition, the results of operations of subsidiaries sold by us, including the spin-off of our U.K. subsidiary in April 2012 have been reclassified to “discontinued operations” for all data presented in the table below except for the “consolidated balance sheet data.” For a more detailed explanation of this financial data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Consolidated Statements of Operations Data:
Total revenues	$540,235	$499,178	$473,949	$488,378	$493,066
Equity in earnings of unconsolidated affiliates	96,393	83,137	69,916	61,771	47,042
Operating expenses excluding depreciation and amortization	(367,439)	(327,479)	(326,762)	(347,542)	(341,987)
Depreciation and amortization	(23,955)	(21,177)	(22,493)	(24,431)	(25,480)

Operating income	245,234	233,659	194,610	178,176	172,641
Other income (expense):
Interest income	676	516	742	1,729	3,237
Interest expense	(85,934)	(63,537)	(66,886)	(67,770)	(79,701)
Loss on early retirement of debt	(37,450)	—	—	—	—
Other, net	(613)	(73)	708	373	32

Income from continuing operations before income taxes	121,913	170,565	129,174	112,508	96,209
Income tax benefit (expense)	(21,502)	(39,918)	(29,257)	5,455	(17,215)

Income from continuing operations	100,411	130,647	99,917	117,963	78,994
Earnings (loss) from discontinued operations, net of tax	3,073	(111,562)	2,736	15,425	13,658

Net income	103,484	19,085	102,653	133,388	92,652
Less: Net income attributable to noncontrolling interests	(72,693)	(69,929)	(60,560)	(63,722)	(55,138)

Net income (loss) attributable to USPI’s common stockholder	$30,791	$(50,844)	$42,093	$69,666	$37,514

Other Data:
Number of facilities operated as of the end of period(a):
Consolidated	64	59	54	56	59
Equity method	149	141	130	109	102
Management contract only	—	—	1	—	—

Total	213	200	185	165	161

Cash flows from operating activities	$180,313	$164,667	$148,318	$162,019	$123,573

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Working capital (deficit)	$(102,432)	$(121,909)	$(100,249)	$(113,016)	$(38,838)
Cash and cash equivalents	51,203	41,822	60,253	34,890	49,435
Total assets	2,360,749	2,393,498	2,372,739	2,325,392	2,268,163
Total debt	1,479,534	1,068,456	1,069,826	1,071,528	1,097,947
Noncontrolling interests — redeemable	153,399	106,668	81,668	63,865	51,961
Total equity	271,987	767,871	821,151	798,003	806,217

(a)	Not derived from audited financial statements; excludes U.K. facilities.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report.

Overview

We operate ambulatory surgery centers and surgical hospitals across the United States. Prior to April 3, 2012, we also owned and operated private healthcare facilities in the United Kingdom (U.K.). On April 3, 2012, we declared a stock dividend which distributed our investment in our U.K. subsidiary to the equity holders of our parent, USPI Group Holdings, Inc. (Parent), and as a result, we no longer own or operate facilities in the U.K. Our U.K. operations are now classified as “discontinued operations” in our historical results of operations.

As of December 31, 2012, we operated 213 facilities. All but two of our 213 facilities include local physician owners, and 145 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of the majority of our existing facilities, our agreements with these healthcare systems provide a framework for the planning and construction of additional facilities in the future. During 2012, we acquired facilities with existing hospital partners in Arizona, Tennessee and California, and we acquired facilities with new hospital partners in Texas, New Jersey and Louisiana. Our newest facility, a surgical center in Philadelphia, Pennsylvania, which opened in December 2012, also has a hospital partner.

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

Prior to April 3, 2012, we operated and owned four hospitals, an oncology clinic, a diagnostic and surgery center and an eye clinic in the U.K., which supplement the services provided by the government-sponsored healthcare system. Patients at these facilities choose to receive care at private facilities primarily because of the long wait to receive diagnostic procedures or elective surgery at government-sponsored facilities and pay us either from personal funds or through private insurance, which is offered by some employers as a benefit to their employees. In 2011, we acquired a controlling interest in a diagnostic and surgery center located in Edinburgh, Scotland and a hospital in Sheffield, England. In March 2012, we acquired an eye clinic in Solihull, England. As described above, we have had no ownership in the U.K. operations since April 3, 2012.

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

Due in large part to our partnerships with physician and hospital partners, we do not consolidate 149 of the 213 facilities in which we have ownership interests. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated facilities. While revenues of our unconsolidated facilities are not recorded as revenues of USPI, we believe the information is important in understanding our financial performance because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating margins (both consolidated and unconsolidated) for the facilities that were operational in both the current and prior year periods, a group that we refer to as same store facilities.

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

Consolidation

We generally own less than 100% of each facility we operate. As discussed in “Results of Operations,” local physicians have invested in all but two of our facilities. A majority of our facilities also include a hospital partner. We generally have a leadership role in these facilities through a significant voting and economic interest and a contract to manage each facility’s operations, but the degree of control we have varies from facility to facility. Accordingly, as of December 31, 2012, we consolidated the financial results of 64 of the facilities we operate and accounted for 149 under the equity method.

Our consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries, and other investees over which we have control or of which we are the primary beneficiary. Investments in companies that we neither control nor are the primary beneficiary, but over whose operations we have the ability to exercise significant influence (including some investees in which we have less than 20% ownership), are accounted for under the equity method. We also consider the relevant sections of the Financial Accounting Standards Board’s Accounting Standards Codification, Topic 810, Consolidation to determine if we are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights. See further discussion in Note 5 to our consolidated financial statements.

Accounting for an investment as consolidated versus equity method has no impact on our net income (loss) or total equity in any accounting period, but it does impact individual balances within the consolidated statement of operations and consolidated balance sheet. Under either consolidation or equity method accounting, our results of operations include our share, generally corresponding to our ownership percentage, of the underlying facility’s net income or loss.

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

The patient service revenues recorded for these cases are recorded at the contractually defined amount at the time of billing. We estimate the remaining revenue based on historical collections, and adjustments to these estimates in subsequent periods have not had a material impact in any period presented. If the discount percentage used in estimating revenues for the cases not billed pursuant to fee schedules were changed by 1%, our 2012 after-tax net income would change by approximately $0.2 million. The collection cycle for patient services revenue is relatively short, typically ranging from 30 to 60 days depending upon payor and geographic norms, which allows us to evaluate our estimates frequently. Our revenues earned under management and other service contracts are typically based upon objective formulas driven by an entity’s financial performance and are generally earned and paid monthly.

In 2012, uninsured or self-pay revenues only accounted for 2% of our revenue and approximately 14% of our accounts receivable balance was comprised of amounts owed from patients, including the patient portion of amounts covered by insurance. Insurance revenues (including government payors) accounted for 98% of our 2012 revenue and approximately 86% of our accounts receivable balance was comprised of amounts owed from contracted payors. Our facilities primarily perform surgery that is scheduled in advance by physicians who have already seen the patient. As part of our internal control processes, we verify benefits, obtain insurance authorization, calculate patient financial responsibility and notify the patient of their responsibility, usually prior to surgery. The nature of our business is such that we do not have any significant receivables that are pending approval from third-party payors. We also focus our collection efforts on aged accounts receivable. However, due to complexities involved in insurance reimbursements and inherent limitations in verification procedures, our business will always have some level of bad debt expense. In both 2012 and 2011, our bad debt expense was approximately 2% of revenue. In addition, as of both December 31, 2012 and 2011, our average days sales outstanding were 35 days and 33 days, respectively. The aging of our accounts receivable at December 31, 2012 was 62% less than 60 days old, 13% between 60 and 120 days and 25% over 120 days old. Our bad debt allowance at December 31, 2012 and 2011 represented approximately 16% and 17% of our accounts receivable balance, respectively.

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

Goodwill and Intangible Assets

Given the significance of our intangible assets as a percentage of our total assets, we also consider our accounting policy regarding goodwill and intangible assets to be a critical accounting policy. Consistent with GAAP, we do not amortize goodwill or indefinite-lived intangibles but rather test them for impairment annually or more often when circumstances change in a manner that indicates they may be impaired. Impairment tests occur at the reporting unit level for goodwill. Historically, our reporting units were defined as our operating segments (United States and United Kingdom). Due to the spin-off of our U.K. subsidiary in April 2012, we now operate in one segment and test goodwill within one reporting unit. Our intangible assets consist primarily of indefinite-lived rights to manage individual surgical facilities. The values of these rights are tested individually. Intangible assets with definite lives primarily consist of rights to provide management and other contracted services to surgical facilities, hospitals, and physicians. These assets are amortized over their estimated useful lives, and the portfolios are tested for impairment when circumstances change in a manner that indicates their carrying values may not be recoverable.

To determine the fair value of our goodwill reporting unit, we generally use a present value technique (discounted cash flow) corroborated by market multiples and/or data from third-party valuation specialists. The factor most sensitive to change with respect to our discounted cash flow analyses is the estimated future cash flows of the reporting unit which is, in turn, sensitive to our estimates of future revenue growth and margins for the business. If actual revenue growth and/or margins are lower than our expectations, the impairment test results could differ. We base our fair value estimates on assumptions we believe to be reasonable and consistent with market participant assumptions, but that are unpredictable and inherently uncertain. The provisions of the accounting standard for goodwill require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

Based on the results of our annual goodwill impairment testing performed in the 4th quarter of 2012, our reporting unit’s estimated fair value substantially exceeds its carrying value.

In 2011, we recorded a $107.0 million goodwill impairment charge related to our former U.K. reporting unit, due primarily to declining market values of businesses similar to our U.K. operations as well as general economic conditions which affected the demand for our services in this market. Due to the spin-off of our U.K. subsidiary in April 2012, this impairment charge is now included within “discontinued operations” in our consolidated statement of operations.

In tests for impairment of indefinite-lived intangible assets, the fair value of the asset is compared to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized. Fair values for indefinite-lived intangible assets are estimated based on market multiples and discounted cash flow models which have been derived based on our experience in acquiring surgical facilities, market participant assumptions and third-party valuations we have obtained with respect to such transactions.

Merger Transaction

We had publicly traded equity securities from June 2001 through April 2007. Pursuant to an Agreement and Plan of Merger (the merger) dated as of January 7, 2007, between an affiliate of Welsh, Carson, Anderson & Stowe X, L.P. (Welsh Carson), we became a wholly owned subsidiary of USPI Holdings, Inc. on April 19, 2007. USPI Holdings is a wholly owned subsidiary of USPI Group Holdings, Inc. (Parent), which is owned by an investor group that includes affiliates of Welsh Carson, members of our management and other investors.

Acquisitions, Equity Investments and Development Projects

We acquire interests in existing surgery facilities from third parties and invest in new facilities that we develop in partnership with hospital partners and local physicians. Some of these transactions result in our controlling the acquired entity and meet the GAAP definition of a business combination. The financial results of acquired entities are included in our consolidated financial statements beginning on the acquisition’s effective date. During the year ended December 31, 2012, we obtained control of the following entities:

Effective Date	Facility Location	Amount
Investments
November 2012	Various(1)	$65.4 million
November 2012	Hackensack, New Jersey(2)	0 million
October 2012	Clarksville, Tennessee(3)	4.6 million
June 2012	Cherry Hill, New Jersey(4)	17.1 million

Total		$87.1 million

(1)

As further discussed below, we acquired 100% of the equity interests of AIGB Holdings, Inc. (True Results). True Results has an equity investment in five surgery centers, all of which are located in markets in which we already operate. The purchase price noted above is net of approximately $5.8 million of cash acquired.

(2)

We obtained control of this facility in which we already had ownership due to changes in the voting rights of the facility. Although no consideration was transferred, GAAP requires the transaction to be accounted for as a business combination and requires adjusting the carrying value of our existing ownership to its fair value. As a result, we recorded a loss totaling approximately $6.5 million for the year ended December 31, 2012, which is included in “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations.

(3)	Acquisition of a controlling interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with local physicians and a hospital partner.

(4)

Acquisition of a controlling interest in a surgical facility in which we already had an equity method investment and the right to manage. This facility is jointly owned with local physicians. We recorded a gain of approximately $0.2 million as a result of adjusting the carrying value of our existing ownership to fair value as required by GAAP. The gain is included in “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations.

Effective November 8, 2012, we completed the acquisition of 100% of the equity interests in True Results, a privately-held, Dallas, Texas-based owner and operator of surgery centers specializing in weight loss services. We paid cash totaling approximately $65.4 million, which is net of $5.8 million of cash acquired, subject to certain purchase price adjustments set forth in the purchase agreement. We funded the purchase using cash on hand and by drawing on our revolving credit facility. We incurred approximately $0.7 million in acquisition costs, which are included in “general and administrative expenses” in the accompanying consolidated statements of operations.

In January 2013, we contributed two of the surgery centers acquired in the True Results acquisition to a joint venture with one of our hospital partners, Baylor Healthcare System (Baylor). Baylor, which is a related party, paid us approximately $9.0 million for a ownership interests in the two surgery centers, which we believe approximates fair value as if it had been negotiated on an arms’ length basis. We continue to account for these facilities under the equity method.

We also regularly engage in the purchase and sale of equity interests with respect to our investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the year ended December 31, 2012, these transactions resulted in a net cash outflow of approximately $54.5 million, which is summarized as follows

Effective Date	Facility Location	Amount
Investments
December 2012	Effingham, Illinois(1)	$23.4 million
December 2012	Covington, Louisiana(2)	9.2 million
December 2012	Stockton, California(2)	0.7 million
September 2012	New Jersey(3)	12.3 million
March 2012	Chandler, Arizona(2)	0.8 million
February 2012	Midland, Texas(2)	3.0 million
Various	Various(4)	5.1 million

Total		$54.5 million

(1)	Acquisition of a noncontrolling interest in and right to manage a surgical facility in which we previously had no involvement. The facility is jointly owned with local physicians.

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

(4)	Represents the net payment related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

We control and therefore consolidate 64 of our 213 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These types of transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the year ended December 31, 2012, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $4.0 million and $8.8 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $17.1 million decrease to our additional paid-in capital during the year ended December 31, 2012.

During the year ended December 31, 2011, we obtained control of the following entities:

Effective Date	Facility Location	Amount
Investments
December 2011	San Diego, California(1)	$3.3 million
September 2011	Various(2)	43.4 million
September 2011	Rancho Mirage, California(3)	—
April 2011	Destin, Florida(3)	—

Total — continuing operations		46.7 million
December 2011	Sheffield, England(4)	23.1 million
December 2011	Edinburgh, Scotland(5)	0.9 million

Total — discontinued operations		24.0 million

Total		$70.7 million

(1)	Acquisition of a controlling interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with local physicians.

(2)	We acquired 100% of the equity interests in Titan Health Corporation (Titan). The purchase price noted above is net of approximately $5.0 million of cash acquired.

(3)

We obtained control of two separate facilities in which we already had ownership due to changes in the voting rights of the facilities. Although no consideration was transferred, GAAP requires the transactions to be accounted for as business combinations and requires adjusting the carrying value of our existing ownership to its fair value. As a result, we recorded gains totaling $1.8 million for the year ended December 31, 2011, which are included in “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations.

(4)	Acquisition of 100% of a hospital in which we previously had no involvement. This hospital was purchased by our former U.K. subsidiary which was spun-off on April 3, 2012.

(5)

Acquisition of a controlling interest in a diagnostic and surgical facility in which we already held an ownership interest. The remainder of the facility is owned by local physicians. This facility was purchased by our former U.K. subsidiary which was spun-off on April 3, 2012.

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

Effective Date	Facility Location	Amount
Investments
December 2011	Hackensack, New Jersey(1)	$23.7 million
September 2011	Various(2)	14.3 million
March 2011	Plano, Texas(3)	1.9 million
March 2011	Oklahoma City, Oklahoma(4)	1.2 million
January 2011	Dallas, Texas(5)	1.3 million
January 2011	Rancho Mirage, California(6)	0.5 million

Total — continuing operations		42.9 million
January 2011 — discontinued operations	Edinburgh, Scotland(7)	1.1 million

Sales
August 2011	Dallas, Texas(8)	1.6 million
Various	Various(9)	3.3 million

4.9 million

Total		$39.1 million

(1)	Acquisition of an equity interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with local physicians.

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

(7)

Acquisition of a 50% noncontrolling interest in diagnostic and surgery facility in which we had no previous involvement. We obtained control of this entity by acquiring an additional 40% of it in December 2011. This facility was purchased by our former U.K. subsidiary which was spun-off on April 3, 2012.

(8)

A hospital partner obtained ownership in this entity, which is also owned with local physicians. Additionally, this hospital partner is a related party (Note 12 of our consolidated financial statements).

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

Discontinued Operations and Other Dispositions

We classify formerly consolidated subsidiaries in which we have no continuing involvement and consolidated subsidiaries that are held for sale as discontinued operations. The gains or losses on these transactions are classified within discontinued operations in our consolidated statements of operations. We have also reclassified our historical results of operations to remove the operations of these entities from our revenues and expenses, collapsing the historical net income or loss from these operations into a single line within discontinued operations.

Discontinued operations are as follows:

Date	Facility Location	Proceeds	Gain (Loss)
April 2012	United Kingdom(1)	$—	$—

December 2010	Nashville, Tennessee(2)	$32.5 million	$2.8 million
December 2010	Orlando, Florida	—	(2.0 million	)
December 2010	Templeton, California(3)	—	(1.9 million	)
December 2010	Houston, Texas(3)	—	(0.2 million	)

Total		$32.5 million	$(1.3 million	)

(1)

On April 3, 2012, we distributed the stock of our U.K. subsidiary to our Parent’s equity holders. Subsequent to April 3, 2012, we have no ownership in the U.K. operations. Because GAAP requires spin-off transactions to be accounted for at carrying value, there was no gain or loss recorded on the spin-off of the U.K. operations.

(2)	We sold an endoscopy service business that was based in Nashville, Tennessee.

(3)

These investments were written down to estimated fair value less costs to sell at December 31, 2010. We received cash proceeds of $1.9 million in February 2011 related to the sale of these two facilities. The assets and liabilities of these entities were not material.

Equity method investments that are sold do not represent discontinued operations under GAAP. The resulting gains and losses are classified within “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations. During the year ended December 31, 2012, we sold one facility we operated through an unconsolidated affiliate and terminated our contract to manage it. We received proceeds of $0.5 million and recorded a gain of approximately $0.3 million related to the sale transaction.

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

In addition to the sales of ownership interests noted above, we sold controlling interests to various hospital partners during 2010 which are described below, as part of our strategy for partnering with these systems. We sold no controlling interests to hospital partners during 2012 or 2011. Our continuing involvement as an equity method investor and manager of the facilities precludes classification of these transactions as discontinued operations. Gains and losses are classified within “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations.

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

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Years Ended December 31,
	2012	2011	2010
Net patient service revenues	84%	84%	85%
Management and contract service revenues	15	14	14
Other revenues	1	2	1

Total revenues	100%	100%	100%

As a percentage of total revenues, net patient service revenues remained at 84% of our total revenues in 2012 and 2011 from 85% of our total revenues for the years ended December 31, 2010. As we execute our strategy of partnering with not-for-profit healthcare systems, the majority of our business is being conducted through unconsolidated affiliates. With respect to unconsolidated facilities, we do not include the facilities’ net patient service revenues in our revenues; instead, our consolidated financial statements reflect revenues we earn for our management and contract services as noted below. Our share of the revenues, net of expenses of unconsolidated facilities, is reported in our consolidated financial statements as “equity in earnings of unconsolidated affiliates,” which is displayed between revenues and operating expenses. The percentage of our facilities we account for under the equity method was 70%, 71%, and 70% at December 31, 2012, 2011, and 2010, respectively.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Years Ended December 31,
	2012	2011	2010
Management of surgical facilities	$68,660	$61,584	$53,934
Contract services provided to other healthcare providers	10,778	10,529	10,904

Total management and contract service revenues	$79,438	$72,113	$64,838

Results of Operations

The following table summarizes certain consolidated statements of operations items expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
USPI	2012	2011	2010
Total revenues	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	17.8	16.7	14.8
Operating expenses, excluding depreciation and amortization	(68.0)	(65.6)	(68.9)
Depreciation and amortization	(4.4)	(4.3)	(4.8)

Operating income	45.4	46.8	41.1
Interest and other expense, net	(22.8)	(12.6)	(13.8)

Income from continuing operations before income taxes	22.6	34.2	27.3
Income tax expense	(4.0)	(8.0)	(6.2)

Income from continuing operations	18.6	26.2	21.1
Earnings (loss) from discontinued operations, net of tax	0.6	(22.4)	0.6

Net income	19.2	3.8	21.7
Less: Net income attributable to noncontrolling interests	(13.5)	(14.0)	(12.8)

Net income (loss) attributable to USPI’s common stockholder	5.7%	(10.2)%	8.9%

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for 149 of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (amounts are expressed as a percentage of unconsolidated affiliates’ revenues, and represent 100% of the investees’ results on an aggregated basis):

	Years Ended December 31,
USPI’s Unconsolidated Affiliates	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	(70.2)	(69.8)	(69.7)
Depreciation and amortization	(4.1)	(4.3)	(4.2)

Operating income	25.7	25.9	26.1
Interest expense, net	(2.0)	(2.2)	(1.9)
Other, net	—	—	—

Income before income taxes	23.7	23.7	24.2
Income tax expense	(0.5)	(0.5)	(0.6)

Net income	23.2%	23.2%	23.6%

Executive Summary

Our strategy continues to focus on growing the profits of our existing facilities, acquiring existing facilities, and developing new facilities with hospital partners. We operated 213 facilities at year-end, up from 206 (including six U.K. facilities) at the end of 2011, largely as a result of our acquiring 15 facilities, opening two new facilities, and spinning off our U.K. subsidiary to our Parent’s equity holders effective April 3, 2012. Consistent with our primary strategy, we continued to focus on partnering both existing facilities and newly acquired or constructed facilities with a not-for-profit health system (hospital partner). The number of facilities with hospital partners increased by seven during 2012. We also refinanced a significant portion of our debt during 2012 and paid cash dividends totaling $384.4 million to our Parent.

Our net earnings from a facility, whether consolidated or equity method, are driven by the same factors: the facility’s underlying profits and revenues and our ownership percentage. Accordingly, to assess our overall operating results we often utilize systemwide and same store measures, which include all facilities. Our operating results for the year ended December 31, 2012, reflect 6% same store facility revenue growth as compared to 2011, and our overall business also grew as a result of our operating more facilities in 2012, largely as a result of acquisitions made during 2012 and our acquisition of Titan in September 2011. Continuing a trend experienced in recent years, our consolidated revenue growth in 2012 of 8% was less than our systemwide revenue growth of 12%, primarily due to our continuing to add more equity method facilities than consolidated facilities. Our systemwide revenues include all facilities that we operate; our revenues only include consolidated facilities, which represent less than one-third of our facilities. Accounting for the majority of our facilities under the equity method is a direct result of deploying our primary business strategy of jointly owning our facilities with prominent local physicians and a hospital partner. In carrying out this strategy during the period from January 1, 2011 to December 31, 2012, our number of equity method facilities increased from 130 to 149 while our consolidated facility count increased from 54 to 64.

Operating income increased 5% and operating income margin decreased 140 basis points during 2012 as compared to 2011. Operating income was significantly impacted by several amounts not directly related to our facilities’ operating results in 2012, 2011 and 2010. Excluding the amounts shown below, operating income increased 7% and operating income margin decreased 40 basis points during 2012. During 2011, excluding the amounts shown below, operating income and margin were up 12% and 270 basis points, respectively.

In Millions	2012	2011	2010
Net gains (losses) on deconsolidations, disposals and impairments(1)	$7.6	$(1.5)	$10.1
Transaction expenses	3.0	2.6	2.9
De novo start-up losses	0.5	4.0	0.1
Expense related to previous acquisition and facility purchase option	—	—	6.0

Total impact on operating income	$11.1	$5.1	$19.1

(1)	Of the 2010 amount, $3.7 million is classified within equity in earnings of unconsolidated affiliates.

In addition to our consolidated operating income margin, we also focus on same store facility level operating income margins (which include both consolidated and equity method facilities) as important indicators of our business because the net earnings and cash flows we derive from our facilities are the same whether they are reflected in our individual revenue and expense line items (consolidated facilities) or on a net basis within our equity in earnings of unconsolidated affiliates (unconsolidated facilities). These margins were in aggregate down 80 basis points in 2012 compared to 2011 in part due to the underperformance of the Titan facilities we acquired in 2011.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a majority of our facilities (currently 149 of our 213 facilities), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method, i.e., as an unconsolidated affiliate. We control the other 64 facilities and account for these investments as consolidated subsidiaries.

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

In summary, our operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but our individual revenue and expense line items only contain consolidated businesses, which represent less than one-third of our operations. This translates to trends in operating income that often do not correspond with changes in our revenues and expenses. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years during the ongoing deployment of our strategy to partner with not-for-profit health systems. Accordingly, we supplementally review several types of information in order to monitor and analyze our results of operations, including:

•	The results of operations of our unconsolidated affiliates

•	Our average ownership share in the facilities we operate; and

•	Facility operating indicators, such as systemwide revenue growth, same store revenue growth, and same store operating margins

Our Consolidated and Unconsolidated Results

The following table shows our results of operations and the results of operations of our unconsolidated affiliates.

	Year Ended December 31,
	2012		2011		Variance to Prior Year
	USPI As Reported Under GAAP	Unconsolidated Affiliates	USPI As Reported Under GAAP	Unconsolidated Affiliates	USPI As Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$451,598	$1,721,559	$418,155	$1,527,069	$33,443	$194,490
Management and contract service revenues	79,438	—	72,113	—	7,325	—
Other income	9,199	10,346	8,910	10,961	289	(615)

Total revenues	540,235	1,731,905	499,178	1,538,030	41,057	193,875
Equity in earnings of unconsolidated affiliates	96,393	—	83,137	—	13,256	—
Operating expenses:
Salaries, benefits, and other employee costs	138,020	401,521	125,143	360,519	12,877	41,002
Medical services and supplies	83,546	429,516	76,721	360,148	6,825	69,368
Other operating expenses	87,173	344,921	79,707	314,768	7,466	30,153
General and administrative expenses	41,434	—	38,028	—	3,406	—
Provision for doubtful accounts	9,678	45,306	9,409	37,899	269	7,407
Net (gains) losses on deconsolidations, disposals and impairments	7,588	(6,280)	(1,529)	(309)	9,117	(5,971)
Depreciation and amortization	23,955	72,027	21,177	66,608	2,778	5,419

Total operating expenses	391,394	1,287,011	348,656	1,139,633	42,738	147,378

Operating income	245,234	444,894	233,659	398,397	11,575	46,497
Interest income	676	350	516	382	160	(32)
Interest expense	(85,934)	(34,901)	(63,537)	(34,101)	(22,397)	(800)
Loss on early retirement of debt	(37,450)	—	—	—	(37,450)	—
Other, net	(613)	426	(73)	(15)	(540)	441

Total other expense, net	(123,321)	(34,125)	(63,094)	(33,734)	(60,227)	(391)

Income from continuing operations before income taxes	121,913	410,769	170,565	364,663	(48,652)	46,106
Income tax expense	(21,502)	(8,576)	(39,918)	(8,367)	18,416	(209)

Income from continuing operations	100,411	402,193	130,647	356,296	(30,236)	45,897
Earnings (loss) from discontinued operations, net	3,073	—	(111,562)	—	114,635	—

Net income	103,484	$402,193	19,085	$356,296	84,399	$45,897

Less: Net income attributable to noncontrolling interests	(72,693)		(69,929)		(2,764)

Net income (loss) attributable to USPI	$30,791		$(50,844)		$81,635

USPI’s equity in earnings of unconsolidated affiliates		$96,393		$83,137		$13,256

	Year Ended December 31,
	2011		2010		Variance to Prior Year
	USPI As Reported Under GAAP	Unconsolidated Affiliates	USPI As Reported Under GAAP	Unconsolidated Affiliates	USPI As Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$418,155	$1,527,069	$402,049	$1,322,393	$16,106	$204,676
Management and contract service revenues	72,113	—	64,838	—	7,275	—
Other income	8,910	10,961	7,062	6,648	1,848	4,313

Total revenues	499,178	1,538,030	473,949	1,329,041	25,229	208,989
Equity in earnings of unconsolidated affiliates	83,137	—	69,916	—	13,221	—
Operating expenses:
Salaries, benefits, and other employee costs	125,143	360,519	118,838	309,698	6,305	50,821
Medical services and supplies	76,721	360,148	75,341	310,770	1,380	49,378
Other operating expenses	79,707	314,768	84,026	273,649	(4,319)	41,119
General and administrative expenses	38,028	—	33,762	—	4,266	—
Provision for doubtful accounts	9,409	37,899	8,417	31,396	992	6,503
Net (gains) losses on deconsolidations, disposals and impairments	(1,529)	(309)	6,378	1,025	(7,907)	(1,334)
Depreciation and amortization	21,177	66,608	22,493	55,216	(1,316)	11,392

Total operating expenses	348,656	1,139,633	349,255	981,754	(599)	157,879

Operating income	233,659	398,397	194,610	347,287	39,049	51,110
Interest income	516	382	742	378	(226)	4
Interest expense	(63,537)	(34,101)	(66,886)	(26,008)	3,349	(8,093)
Other	(73)	(15)	708	(200)	(781)	185

Total other expense, net	(63,094)	(33,734)	(65,436)	(25,830)	2,342	(7,904)

Income from continuing operations before income taxes	170,565	364,663	129,174	321,457	41,391	43,206
Income tax expense	(39,918)	(8,367)	(29,257)	(7,562)	(10,661)	(805)

Income from continuing operations	130,647	356,296	99,917	313,895	30,730	42,401
Earnings (loss) from discontinued operations	(111,562)	—	2,736	—	(114,298)	—

Net income	19,085	$356,296	102,653	$313,895	(83,568)	$42,401

Less: Net income attributable to noncontrolling interests	(69,929)		(60,560)		(9,369)

Net income (loss) attributable to USPI	$(50,844)		$42,093		$(92,937)

USPI’s equity in earnings of unconsolidated affiliates		$83,137		$69,916		$13,221

The following table provides other information regarding our unconsolidated affiliates (in thousands):

	Years Ended December 31,
	2012	2011	2010
Long-term debt of USPI’s unconsolidated facilities	$407,172	$440,582	$330,578
USPI’s equity in earnings of unconsolidated affiliates	96,393	82,752	69,916
USPI’s imputed weighted average ownership percentage based on affiliates’ pretax income(1)	23.5%	22.7%	21.7%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	26.2%	26.1%	23.8%
Unconsolidated facilities operated at period end	149	141	130

(1)

Our weighted average percentage ownership in our unconsolidated affiliates is calculated as our equity in earnings of unconsolidated affiliates divided by the total net income (loss) of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about our involvement in unconsolidated affiliates.

(2)

Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership we held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This is a non-GAAP measure but management believes it provides further useful information about our involvement in unconsolidated affiliates.

One of our unconsolidated affiliates, Texas Health Ventures Group, L.L.C., is considered significant to our consolidated financial statements under regulations of the SEC. As a result, we have filed Texas Health Ventures Group, L.L.C.’s consolidated financial statements with this Form 10-K for the appropriate periods.

As shown above, our consolidated net patient service revenues for the year ended December 31, 2012 increased $33.4 million compared to the prior year, and the net patient service revenues of our unconsolidated affiliates increased $194.5 million. These variances are analyzed more extensively in the “Revenues” section, but in general they reflect the fact that we are conducting more of our operations through unconsolidated affiliates. The increase in revenues of these unconsolidated affiliates, net of their expenses, led to the affiliates earning $45.9 million more compared to the prior year. The affiliates’ increase in net income, once allocated to USPI and the affiliates’ other investors, led to our equity in earnings of unconsolidated affiliates increasing by $13.3 million. Our consolidated net patient service revenues for the year ended December 31, 2011 increased $16.1 million compared to the prior year, and the net patient service revenues of our unconsolidated affiliates increased $204.7 million. The increase in revenues of these unconsolidated affiliates, net of their expenses, led to the affiliates earning $42.4 million more compared to the prior year. The affiliates’ increase in net income, once allocated to our and the affiliates’ other investors, led to our equity in earnings of unconsolidated affiliates increasing by $13.2 million.

Our Ownership Interests in the Facilities We Operate

Our earnings are primarily driven by our investments in the facilities we operate, so we focus on those businesses’ performance together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in the surgical facilities we operate is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Unconsolidated facilities(1)	23.5%	22.7%	21.7%
Consolidated facilities(2)	44.2%	44.1%	46.7%
Total(3)	28.5%	28.2%	28.2%

(1)

Computed for unconsolidated facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income of surgical facilities we account for under the equity method.

(2)

Computed for consolidated facilities by dividing (a) the aggregate net income (loss) of surgical facilities we operate less our total minority interests in income (loss) of consolidated subsidiaries by (b) the aggregate net income of our consolidated surgical facilities.

(3)

Computed in total by dividing our share of the facilities’ net income (loss), defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income of our surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our focus on partnering our facilities with hospital partners in addition to physicians generally leads to our accounting for more facilities under the equity method (unconsolidated) as reflected in our number of unconsolidated facilities increasing by 19 from January 1, 2011 to December 31, 2012, while our number of consolidated facilities increased by ten. We generally have a lower ownership percentage in an equity method facility as compared to a consolidated facility.

Revenues

Our consolidated net revenues increased approximately 8% during the year ended December 31, 2012, as compared to the year ended December 31, 2011. The table below quantifies several significant items impacting year over year growth.

	Year Ended December 31, 2012
	USPI as Reported Under GAAP	Unconsolidated Affiliates
Total revenues, year ended December 31, 2011	$499,178	$1,538,030
Add: revenue from acquired facilities	33,429	61,772
Less: revenue of disposed facilities	—	(9,432)

Adjusted base year	532,607	1,590,370
Increase from operations	7,339	142,150
Non-facility based revenue	289	(615)

Total revenues, year ended December 31, 2012	$540,235	$1,731,905

As shown above, the majority of the increase in our consolidated revenues resulted from acquisitions, but on a systemwide basis (including both consolidated and unconsolidated facilities) the biggest component of our growth was in facilities we operated in both years, which grew by $142.1 million for unconsolidated facilities and $7.3 million for consolidated facilities. This relationship illustrates the reason our growth in income often outpaces our growth in revenues: growing the volume and profits of unconsolidated facilities has relatively little impact on our consolidated revenues, but our share of their increasing net income (equity in earnings of unconsolidated affiliates, which grew by 16%, 19% and 13% in 2012, 2011 and 2010, respectively) is reflected in our operating income and net income. Accordingly, as described above, we supplementally focus on our systemwide results in order to understand the source of our growth in income. Our systemwide revenues, which include revenues of facilities we account for under the equity method as well as facilities we consolidate, grew by 12%, 13% and 8% during the years ended December 31, 2012, 2011 and 2010, respectively. Acquisitions were also a significant component of the 2012 increase in revenues at both consolidated and unconsolidated facilities. As shown above, acquisitions added $33.4 million and $61.8 million to revenues for consolidated and unconsolidated affiliates, respectively.

Facility Growth

While systemwide revenue growth was partially driven by acquisitions and development of new facilities, the majority of the growth was driven by facilities that have been open for more than one year (same store facilities). Same store case volume, which had been largely flat in 2010 and 2011, was 3% for 2012. However, a majority of this growth was not in our higher reimbursement specialties and payors, so the overall 6% growth in same store revenues was similar to the 6% and 5% experienced in 2011 and 2010, respectively. While some of our increases in net revenue per case from year to year reflect increases in rates we negotiate with payors, we believe a more significant portion of the increase is driven by the type of cases we perform, which on average continues to shift to more complex cases. We believe that several factors, including changes to health insurance plans to require more patient responsibility for healthcare expenses and a generally soft economy, may be adversely affecting our case volumes.

The following table summarizes our same store facility growth rates, as compared to the corresponding prior year period:

	Years Ended December 31,
	2012	2011	2010
Facilities:
Net revenue	6%	6%	5%
Surgical cases	3%	1%	—%
Net revenue per case	3%	5%	5%

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

While this strategy has generally led to our adding more facilities with hospital partners than without hospital partners, our acquisition of Titan Health Corporation in September 2011 altered this pattern with respect to the past twelve months. At December 31, 2012, only three of the 14 facilities Titan operated have hospital partners. We continue to explore affiliating more of our facilities with hospital partners. Often these affiliations are initiated in markets where we already operate other facilities with a hospital partner, but we also affiliate our facilities with new partners.

The following table summarizes the facilities we operated as of December 31, 2012, 2011, and 2010:

	2012	2011	2010
United States facilities(1):
With a hospital partner	145	138	132
Without a hospital partner	68	62	53

Total U.S. facilities	213	200	185
United Kingdom facilities(2)	—	6	4

Total facilities operated	213	206	189

Change from prior year-end:
De novo (newly constructed)	2	4	2
Acquisition	15	19	25
Disposals(2)	(10)	(6)	(7)

Total increase in number of facilities	7	17	20

(1)	At December 31, 2012, physicians own a portion of all but two of these facilities.

(2)

During 2012, we sold our ownership interests in a facility in Nashville, Tennessee. We also merged two Houston-area facilities into one location and two of our Redding, California facilities into one location. On April 3, 2012, we spun off our U.K. subsidiary, which operated seven facilities, to our Parent’s equity holders. During 2011, we sold our ownership interests in facilities in Richmond Virginia; Caldwell, Idaho; Flint, Michigan; Fort Worth, Texas; Cleveland, Ohio; and Lawton, Oklahoma. During 2010, we merged two of our Dallas-area surgery centers into one location, and also merged two of our Ohio surgery centers into one location. We sold our ownership interests in a facility in Orlando, Florida during 2010 and classified a facility in Templeton, California and Houston, Texas as held for sale at December 31, 2010 (sold in February 2011).

Facility Operating Margins

Same store facility operating margins decreased 80 basis points for the year ended December 31, 2012 as compared to 2011 in part due to the underperformance of the Titan facilities we acquired in 2011. Continuing a trend we have experienced in recent years, the year-over-year change in the operating margins of facilities partnered with a hospital partner was more favorable (or, in the case of 2010 and 2012, less unfavorable) than the change experienced by the facilities that do not have a hospital partner. We believe this is due in part to our hospital-partnered facilities having more stable reimbursement rates and in many cases more stable referral patterns. Consistent with this belief, our hospital-partnered facilities’ operating margins were only down 20 basis points in 2012, as compared to 300 basis points for the facilities that do not have hospital partners. Only three of the 14 Titan facilities have a hospital partner. The pattern of our acquisition and development activity can also affect this relationship over time.

In 2010, our facility operating margins decreased 60 basis points. The decrease was broad-based, and was largely due to lower case volumes early in the year that were not offset by a proportionate decrease in operating expenses. Following the pattern of same store revenues, and driven by similar factors, margins improved during the year, recovering from a 240 basis point drop in year-over-year margins for the first quarter of 2010 to finish the year down 60 basis points on a full year basis, due to an improvement each quarter ending with a fourth quarter that was up 60 basis points over prior year.

This improvement continued into 2011, with same store facility operating margins increasing 30 basis points for the year ended December 31, 2011 as compared to 2010. The increase was due to slightly higher case volumes, more complex cases, and improvement in the management of operating expenses.

The following table summarizes our year-over-year increases (decreases) in same store operating margins (see footnote 1 below):

	Year Ended December 31,
	2012		2011		2010
With a hospital partner	(20)	bps	80	bps	(40)	bps
Without a hospital partner	(300)		(110)		(120)
Total facilities	(80)		30		(60)

(1)

Operating margin is calculated as operating income divided by total net revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for our operations because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

As discussed more fully in “Revenues,” our consolidated revenues increased by $41.1 million, or 8.2%, to $540.2 million for the year ended December 31, 2012 from $499.2 million for the year ended December 31, 2011. The majority of the increase, approximately $33.4 million, was due to acquisitions.

Equity in earnings of unconsolidated affiliates increased by $13.3 million, or 15.9%, to $96.4 million for the year ended December 31, 2012 from $83.1 million for the year ended December 31, 2011. The increase in equity in earnings was driven by growth in our existing facilities of $9.9 million. In addition, our acquisitions of equity method investments in facilities increased equity in earnings by approximately $1.0 million and equity in earnings was also positively affected by our $2.4 million share of a gain on the sale of real estate by one of our investees.

Depreciation and amortization increased $2.8 million, or 13.1% to $24.0 million for the year ended December 31, 2012 from $21.2 million for the year ended December 31, 2011. Depreciation and amortization, as a percentage of revenues, increased slightly to 4.4% for the year ended December 31, 2012 from 4.3% for the year ended December 31, 2011.

Operating income increased $11.6 million, or 5.0%, to $245.2 million for the year ended December 31, 2012 from $233.7 million for the year ended December 31, 2011, and decreased as a percentage of revenues to 45.4% from 46.8%, respectively. The increase was driven by the increases of revenues of our facilities and equity in earnings of unconsolidated affiliates described above, which was partially offset by the effect of our facilities’ lower operating margins costs of acquisitions, and by fees paid in conjunction with our dividend payments in April and December 2012. As further discussed in the “Executive Summary,” operating income was significantly impacted during 2012 and 2011 by several items. Excluding these items, operating income increased 7% and operating margins decreased 40 basis points as compared to 2011.

Interest expense, net of interest income, increased $22.2 million to $85.3 million for the year ended December 31, 2012 from $63.0 million for the year ended December 31, 2011. The increase is due to higher overall debt balances and interest rates at December 31, 2012 due to the refinancing we completed in April 2012.

We incurred a loss on the early retirement of debt of $37.5 million during the year ended December 31, 2012, as a result of the refinancing we completed on April 3, 2012. The amount consists of a premium paid to retire our previously outstanding bonds, finance and legal fees, and the write-off of debt issuance costs.

Provision for income taxes was $21.5 million for the year ended December 31, 2012 as compared $39.9 million for the year ended December 31, 2011. Our effective tax rates for the years ended December 31, 2012 and 2011 were approximately 44% and 40%, respectively.

Total income from discontinued operations was $3.7 million for the year ended December 31, 2012 as compared to a loss of $111.6 million for the year ended December 31, 2011. On April 3, 2012, we spun-off our

U.K. subsidiary to the equity holders of our Parent. As a result, the historical results of our U.K. operations are now classified as discontinued operations. The $3.7 million of income in 2012 is primarily related to our U.K. operations before the spin-off. In 2011, the driver of the $111.0 million loss from discontinued operations was the $107.0 million goodwill impairment charge we recorded in December 2011 related to our U.K. operations.

Net income attributable to noncontrolling interests increased $2.8 million, or 4.0%, to $72.7 million for the year ended December 31, 2012 from $69.9 million for the year ended December 31, 2011. The increase in revenues of our consolidated facilities, as described above, drove an increase in our consolidated subsidiaries’ net income. As most of our consolidated businesses include owners besides us, an increase in the earnings of these businesses resulted in an increase in net income attributable to noncontrolling interests.

Net income increased $84.4 million to $103.5 million for the year ended December 31, 2012 as compared to $19.1 million for the year ended December 31, 2011. Net income (loss) attributable to USPI’s common stockholder increased $81.6 million to a net income of $30.8 million for the year ended December 31, 2012 as compared to a net loss of $50.8 million for the year ended December 31, 2011. While our facilities’ revenues and operating income increased during 2012 and we acquired additional facilities, the biggest factor in our improvement in net income is that we recorded the $107.0 million U.K. impairment loss in 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

As discussed more fully in “Revenues,” our consolidated revenues increased by $25.2 million, or 5.3%, to $499.2 million for the year ended December 31, 2011 from $473.9 million for the year ended December 31, 2010. Slightly more than half of the increase, or approximately $12.9 million, was driven by operations of facilities owned during both years, which experienced slight case growth and higher net revenue per case. Acquisitions of facilities increased revenues by $17.0 million. Other factors, including a decrease in revenues resulting from our selling a portion of our interest in two facilities (causing us to deconsolidate them), had minimal net impact.

Equity in earnings of unconsolidated affiliates increased by $13.2 million, or 18.9%, to $83.1 million for the year ended December 31, 2011 from $69.9 million for the year ended December 31, 2010. This increase was driven by $13.5 million growth in our existing facilities. Other factors include acquisitions of equity method investments in facilities and deconsolidations of facilities we already operated, which together increased equity in earnings by $3.7 million, which was offset by start-up losses of $4.0 million from recently opened facilities. The number of facilities we account for under the equity method increased by 11 from December 31, 2010 to December 31, 2011.

Operating income increased $39.0 million, or 20.1%, to $233.7 million for the year ended December 31, 2011 from $194.6 million for the year ended December 31, 2010, and increased as a percentage of revenues to 46.8% from 41.1%, respectively. As further discussed in the “Executive Summary,” operating income was significantly impacted during 2011 and 2010 by several items. Excluding these items, operating income increased 12% and operating margins improved 270 basis points as compared to 2010. These increases were driven by increases in revenues of our facilities and equity in earnings of unconsolidated affiliates described above.

Interest expense, net of interest income, decreased $3.1 million to $63.0 million for the year ended December 31, 2011 from $66.1 million for the year ended December 31, 2010. The decrease is primarily due to the expiration of the U.S. interest rate swap in July 2011.

Provision for income taxes was $39.9 million for the year ended December 31, 2011 as compared $29.3 million for the year ended December 31, 2010. Our effective tax rate for the years ended December 31, 2011 and 2010 was approximately 40% and 43%, respectively.

Total loss from discontinued operations was $111.6 million for the year ended December 31, 2011 as compared to earnings of $2.7 million for the year ended December 31, 2010. On April 3, 2012, we spun-off our U.K. subsidiary to the equity holders of our Parent. As a result, the historical results of our U.K operations are now classified as discontinued operations. The primary driver of the $111.0 million loss from discontinued operations was the $107.0 million goodwill impairment charge we recorded in December 2011 related to our U.K. operations. We sold two entities in 2010 and designated two others as held for sale at December 31, 2010; these two facilities were sold in February 2011. The 2011 loss of $0.5 million represents the activity of the two entities sold during 2011 and final adjustment to the loss on their disposal. Because these entities are classified as discontinued operations, our consolidated statements of operations and the year over year comparisons reflect the historical results of their operations in discontinued operations for all periods presented.

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

Net income decreased $83.6 million, or 81.4%, to $19.1 million for the year ended December 31, 2011 as compared to $102.7 million for the year ended December 31, 2010. Net income (loss) attributable to USPI’s common stockholder decreased $92.9 million to a net loss of $50.8 million for the year ended December 31, 2011 as compared to net income of $42.1 million for the year ended December 31, 2010. While our facilities’ revenues and operating income margins increased during 2011 and we acquired additional facilities, this growth was more than offset by the goodwill impairment charge.

Liquidity and Capital Resources

At December 31, 2012, we had cash and cash equivalents totaling $51.2 million, as compared to $41.8 million at December 31, 2011.

	Years Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$180,313	$164,667	$148,318
Net cash used in investing activities	(160,907)	(93,555)	(51,502)
Net cash used in financing activities	(42,960)	(64,208)	(67,917)
Net cash (used in) provided by discontinued operations	32,935	(25,335)	(3,536)

Overview

As discussed in more detail below, we completed several significant financing and equity transactions in April 2012, including the payment of a $314.5 million cash dividend, the spin-off of our U.K. operations and the refinancing of a substantial portion of our outstanding debt. Additionally, in December 2012, we borrowed $150.0 million in a new term loan and paid a cash dividend of $69.9 million.

Operating Activities

Our cash flows from operating activities were $180.3 million, $164.7 million, and $148.3 million in the years ended December 31, 2012, 2011, and 2010, respectively. Operating cash flows in 2012 increased $15.6 million, or 9.5% as compared to 2011. Operating cash flows in 2011 increased $16.3 million, or 11.0%, as compared to 2010 primarily as a result of the higher operating cash flows of our facilities being partially offset by our making $11.4 million of federal tax payments during 2011 that related to the 2010 tax year. The timing of these tax payments had a favorable impact when comparing our 2012 cash flows to 2011.

A significant element of our cash flows from operating activities is the collection of patient receivables and the timing of payments to our vendors and service providers. Collections efforts for patient receivables are conducted primarily by our personnel at each facility or in centralized service centers for some metropolitan areas with multiple facilities. These collection efforts are facilitated by our patient accounting system, which prompts individual account follow-up through a series of phone calls and/or collection letters written 30 days after a procedure is billed and at 30 day intervals thereafter. Bad debt reserves are established in increasing percentages by aging category based on historical collection experience. Generally, the entire amount of all accounts remaining uncollected 180 days after the date of service are written off as bad debt and sent to an outside collection agency. Net amounts received from collection agencies are recorded as recoveries of bad debts. Our operating cash flows, including changes in accounts payable and other current liabilities, are impacted by the timing of payments to our vendors. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. In 2012, 2011 and 2010, we did not make any significant changes to our payment timing to our vendors.

Our net working capital deficit was $102.4 million at December 31, 2012 as compared to a net working capital deficit of $121.9 million in the prior year. The overall negative working capital position at December 31, 2012 and 2011 is primarily the result of $155.4 million and $139.6 million due to affiliates associated with our cash management system being employed for our unconsolidated facilities. We hold our unconsolidated facilities’ cash until these amounts are distributed to our partners, typically on a monthly or quarterly basis. As discussed further below, we have sufficient availability under our new credit agreement, together with our expected future operating cash flows, to service our obligations.

Investing Activities

During the years ended December 31, 2012, 2011 and 2010, respectively, our net cash used for investing activities was $160.9 million, $93.6 million and $51.5 million, respectively. The majority of the cash used in our investing activities relates to our purchases of businesses, incremental investment in unconsolidated affiliates and purchases of property and equipment. The cash used in investing activities was funded primarily from cash on hand as well as draws upon the revolving feature of our amended senior secured credit facility.

Acquisitions and Sales

During the year ended December 31, 2012, we invested $141.2 million, net of cash acquired, for the purchase and sales of businesses and investments in unconsolidated affiliates. These 2012 transactions are described earlier in this Item 7 under the captions “Acquisitions, Equity Investments and Development Projects” and “Discontinued Operations and Other Dispositions.” These transactions are summarized below:

Effective Date	Facility Location	Amount
Investments
December 2012	Effingham, Illinois	$23.4 million
December 2012	Covington, Louisiana	9.2 million
December 2012	Stockton, California	0.7 million
November 2012	Various (True Results)	65.4 million
October 2012	Clarksville, Tennessee	4.6 million
September 2012	Hackensack and Paramus, New Jersey	12.3 million
June 2012	Cherry Hill, New Jersey	17.1 million
March 2012	Chandler, Arizona	0.8 million
February 2012	Midland, Texas	3.0 million
Various	Various	7.2 million

143.7 million
Sales
July 2012	Franklin, Tennessee	0.5 million
Various	Various	2.0 million

2.5 million

Total		$141.2 million

During the years 2011 and 2010, we invested $103.4 million, of which $25.1 million is classified as discontinued operations, and $33.3 million, respectively (all net of cash acquired) to make similar acquisitions. These transactions are summarized in this Item 7 under the caption “Acquisitions, Equity Investments and Development Projects.”

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

Property and Equipment/Facilities under Development

During the year ended December 31, 2012, we added $20.2 million in property and equipment, and an additional $10.5 million under capital lease arrangements. Approximately $17.5 million of the additions related to expansion and development projects, and the remaining $13.2 million primarily represents purchase of equipment at existing facilities. During the year ended December 31, 2011, we added $15.2 million in property and equipment, and an additional $17.0 million of property and equipment acquired under capital lease arrangements. Approximately $19.0 million of the additions related to expansion and development projects, and the remaining $13.2 million primarily represents purchase of equipment at existing facilities. During the year ended December 31, 2010, approximately $8.7 million of the property and equipment purchases related to expansion and development projects, and the remaining $11.0 million primarily represents purchase of equipment at existing facilities.

Our growth strategy (through both acquisition and de novo projects) will continue to require substantial capital resources, which we estimate to range from $80.0 million to $110.0 million per year over the next three years. If we identify strategic opportunities that are larger than usual for us, then these amounts could increase.

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

Financing Activities

Cash flows used in financing activities were $43.0 million, $64.2 million and $67.9 million in the years ended December 31, 2012, 2011 and 2010, respectively. Historically, our cash flows from financing activities have been received through proceeds from long-term debt, offset by payments on long-term debt, as well as proceeds received from the issuance of our common stock. We also manage the cash of our unconsolidated affiliates. During 2012, our financing activities include net proceeds on the issuance of long-term debt of $397.2 million, which was offset by payment of cash dividends of $384.4 million. Additionally, cash distributions to noncontrolling interests (the other investors in the facilities we operate) are also a large component of our financing activities and were $77.8 million, $67.8 million and $59.0 million in the years ended December 31, 2012, 2011 and 2010, respectively. We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations and borrowings under our $125.0 million revolving credit facility, under which we had $123.4 million available at December 31, 2012. We believe that funds generated by operations and funds available under the revolving credit facility will be sufficient to meet working capital requirements over at least the next 12 months. However, in the future, we may have to incur additional debt or issue additional debt or equity securities from time to time. We may be unable to obtain sufficient financing on satisfactory terms or at all.

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

Debt

As noted above, in April 2012 we amended our existing credit facility, issued new senior unsecured notes, redeemed all validly tendered outstanding notes pursuant to the previously announced tender offer and consent solicitation, and deposited funds with the trustee to redeem the remaining outstanding notes (which have since all been redeemed). In addition, we distributed the stock of our U.K. subsidiary to our Parent’s equity holders. As a result of the spin-off, we no longer have any ownership in the U.K operations.

The amended credit facility provides borrowings consisting of $144.4 million in non-extended term loans maturing in April 2014; $312.4 million in extended term loans maturing in April 2017; $375.0 million in a new term loan maturing in April 2019; and $125.0 million under the new revolving facility maturing in April 2017. In conjunction with the amendment to the credit facility, we repaid $16.0 million that was outstanding on our existing revolver and also repaid $45.0 million of our existing term loan. The extended and new term loans each require quarterly principal payments of 0.25% of the outstanding balance as of April 3, 2012 with the remaining balances due in 2014 for the non-extended term loans, in 2017 for the extended term loans and in 2019 for the new term loan. No principal payments are required on the revolving credit facility until its maturity in 2017. Interest rates on the amended credit facility are based on LIBOR plus a margin of 2.00% to 4.75%. Additionally, we pay 0.50% per annum on the daily-unused commitment of the new revolving credit facility. We also pay a quarterly participation fee of 2.13% per annum related to outstanding letters of credit.

In December 2012, we borrowed an additional $150.0 million in new term loans under the amended credit facility. This borrowing requires quarterly principal payments of 0.25% of the outstanding balance and matures in April 2019.

At December 31, 2012, we had $976.3 million outstanding under the amended credit facility at a weighted average interest rate of approximately 5.2%. At December 31, 2012, we had $123.4 million available for borrowing under the revolving credit facility, representing the revolving facility’s $125.0 million capacity, net of $1.6 million of outstanding letters of credit.

The amended credit facility is guaranteed by USPI Holdings, Inc. and its current and future directly and indirectly wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock and the capital stock of each of our wholly owned domestic subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at December 31, 2012.

On May 1, 2012, we completed the redemption of all of the remaining $240.0 million of our 8 7/8% senior subordinated notes and $200.0 million of our 9 1/4%/10% senior subordinated toggle notes, which was funded by our issuance of $440.0 million of the 9.0% senior unsecured notes due in April 2020. Interest on the outstanding notes is payable on April 1 and October 1 of each year, and commenced on October 1, 2012. At December 31, 2012, we had $440.0 million of the senior unsecured notes outstanding. The senior notes are unsecured senior obligations of our company; however, the senior unsecured notes are guaranteed by all of our current and future direct and indirect 100%-owned domestic subsidiaries. Additionally, the senior unsecured notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sells assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at December 31, 2012.

Contractual Cash Obligations

Our contractual cash obligations as of December 31, 2012 are summarized as follows:

	Payments Due by Period
Contractual Cash Obligations	Total	Within 1 Year	Years 2 and 3	Years 4 and 5	Beyond 5 Years
	(In thousands)
Long term debt obligations:
Amended senior secured credit facility – new term loan(1)	$521,818	$5,231	$10,463	$10,463	$495,661
Amended senior secured credit facility – non-extended term loan(1)	144,428	—	144,428	—	—
Amended senior secured credit facility – extended term loan(1)	310,092	3,124	6,249	300,719	—
Senior unsecured notes (1)	440,000	—	—	—	440,000
Other debt at operating subsidiaries(1)	37,891	6,779	9,566	8,021	13,525
Interest on long-term debt obligations(2)	566,224	92,081	176,472	166,344	131,327
Capitalized lease obligations(3)	43,189	5,339	8,270	6,931	22,649
Operating lease obligations	87,107	16,427	26,478	20,303	23,899

Total contractual cash obligations	$2,150,749	$128,981	$381,926	$512,781	$1,127,061

(1)	Scheduled principal payments.

(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the December 31, 2012 rates applicable to each debt instrument.

(3)	Includes principal and interest.

In February 2013, we further amended our senior secured credit facility and borrowed $150.0 million, which was used to repay the non-extended term loan of $144.4 million and related fees and expenses. The new term loan matures in April 2019. The amendment also changed the interest rate charged on the term loans to LIBOR plus a margin of 3.50% to 3.75%.

Our contractual cash obligations subsequent to the February 2013 amendment may be summarized as follows:

	Payments Due by Period
Contractual Cash Obligations	Total	Within 1 Year	Years 2 and 3	Years 4 and 5	Beyond 5 Years
	(In thousands)
Long term debt obligations:
Amended senior secured credit facility – new term loan(1)	$521,818	$5,231	$10,463	$10,463	$495,661
Amended senior secured credit facility – February 2013 term loan(1)	150,000	1,500	3,000	3,000	142,500
Amended senior secured credit facility – extended term loan(1)	310,092	3,124	6,249	300,719	—
Senior unsecured notes (1)	440,000	—	—	—	440,000
Other debt at operating subsidiaries(1)	37,891	6,779	9,566	8,021	13,525
Interest on long-term debt obligations(2)	552,873	90,747	170,487	159,559	132,080
Capitalized lease obligations(3)	43,189	5,339	8,270	6,931	22,649
Operating lease obligations	87,107	16,427	26,478	20,303	23,899

Total contractual cash obligations	$2,142,970	$129,147	$234,513	$508,996	$1,270,314

(1)	Scheduled principal payments.

(2)

Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the December 31, 2012 rates applicable to each debt instrument plus the new LIBOR margins as amended in February 2013.

(3)	Includes principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have noncontrolling interest holders who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $63.2 million at December 31, 2012, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was approximately 45% at December 31, 2012. As further discussed below, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements.

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

Purchases and Sales of Noncontrolling Interests

During 2012, 2011 and 2010, we purchased and sold a net of $4.8 million, $0.5 million and $0.7 million of noncontrolling interests. Transactions with noncontrolling interests in which we do not lose control of an entity are classified as financing activities. These transactions represent equity transactions because they are between us (or our subsidiaries) and noncontrolling interests

Dividend Payments

On April 3, 2012 and December 17, 2012, we paid cash dividends of approximately $314.5 million and $69.9 million, respectively, to our Parent’s equity holders.

Off-Balance Sheet Arrangements

As a result of our strategy of partnering with physicians and not-for-profit health systems, we do not own controlling interests in the majority of our facilities. We account for 149 of our 213 surgical facilities under the equity method. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At December 31, 2012, the total debt on the balance sheets of our unconsolidated affiliates was approximately $407.2 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was approximately 26% at December 31, 2012. USPI or one of its wholly-owned subsidiaries had collectively guaranteed $30.5 million of the $407.2 million in total debt of our unconsolidated affiliates as of December 31, 2012. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $15.3 million as of December 31, 2012. Of the total $45.8 million of guarantees related to unconsolidated affiliates, approximately $8.0 million represents guarantees of obligations of four facilities which have been sold. We have full recourse to the buyers with respect to the $8.0 million related to the sold facilities. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

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

Related Party Transactions

We have entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3% to 8%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $67.6 million, $60.0 million, and $52.1 million in 2012, 2011, and 2010, respectively, and are included in management and contract service revenues in our consolidated statements of operations.

We regularly engage in purchases and sales of ownership interests in our facilities. We operate 30 surgical facilities in partnership with the Baylor Healthcare System (Baylor) and local physicians in the Dallas/Fort Worth area. Baylor’s Chief Executive Officer is a member of our board of directors. The following table summarizes transactions with Baylor during 2011. We had no such transactions in 2012 or 2010. We believe that the sale price was approximately the same as if it had been negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

Date	Facility Location		Proceeds	Gain

August 2011	Dallas, Texas	(1)	$1.6 million	$	— million

(1)	Baylor acquired a controlling interest in this facility. We continue to account for this facility under the equity method of accounting.

In January 2013, we contributed two of the surgery centers acquired in the True Results acquisition to a joint venture with Baylor. Baylor paid us approximately $9.0 million for ownership interests in the two surgery centers, which we believe approximates fair value as if it had been negotiated on an arms’ length basis.

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our company, in the amount of $2.0 million for the years ended December 31, 2012, 2011 and 2010. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At December 31, 2012, we had approximately $6.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $5.7 million is included in other long term liabilities in our consolidated balance sheet. At December 31, 2011, we had approximately $5.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $4.7 million is included in other long term liabilities in our consolidated balance sheet.

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

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At December 31, 2012, $477.9 million of our outstanding debt was in fixed rate instruments and the remaining $976.3 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $9.8 million.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our reports filed with the Commission. There have been no significant changes in our internal controls which could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design and testing of the operational effectiveness of the Company’s internal control over financial reporting. USPI acquired several subsidiaries and equity method investments during 2012. Accordingly, management’s evaluation excluded the operations of the following subsidiaries and equity method investments acquired during 2012, with total assets of approximately

$129.3 million and approximately $11.8 million of revenues included in the Company’s consolidated financial statements as of December 31, 2012:

•	AIGB Holdings, Inc.

•	USP Effingham, Inc.

•	USP Louisiana, Inc.

•	USP New Jersey, Inc. (Investments in Endoscopy Center of Hackensack, LLC and Paramus Endoscopy, LLC)

•	USP Sacramento, Inc. (Investment in Stockton Outpatient Surgery Center, LLC)

•	USP Tennessee, Inc. (Investment in Clarksville Surgery Center, LLC)

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Item 9B.     Other Information

Effective December 31, 2012, Boone Powell, Jr. retired from our board of directors.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Executive officers of USPI are elected annually by the board of directors and serve until their successors are duly elected and qualified. Directors are elected by USPI’s stockholders and serve until their successors are duly elected and qualified. There are no arrangements or understandings between any officer or director and any other person pursuant to which any officer or director was, or is to be, selected as an officer, director, or nominee for officer or director. There are no family relationships among any of our executive officers or directors. The names, ages as of February 26, 2013, and positions of the executive officers and directors of USPI are listed below along with their relevant business experience.

Name	Age	Position(s)
Donald E. Steen	66	Chairman of the Board
William H. Wilcox	61	Chief Executive Officer and Director
Brett P. Brodnax	48	President and Chief Development Officer
Mark A. Kopser	48	Executive Vice President and Chief Financial Officer
Niels P. Vernegaard	56	Executive Vice President and Chief Operating Officer
Philip A. Spencer	43	Executive Vice President, Business Development
Joel T. Allison	65	Director
Michael E. Donovan	36	Director
John C. Garrett, M.D.	70	Director
D. Scott Mackesy	44	Director
James Ken Newman	69	Director
Paul B. Queally	48	Director
Raymond A. Ranelli	65	Director

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

Brett P. Brodnax serves as the president and chief development officer of USPI. Prior to joining USPI in December 1999, Mr. Brodnax was an assistant vice president of the Baylor Health Care System (Baylor) from 1990 until 1999. Mr. Brodnax currently serves as a director of K2M, Inc. and also served as a director of AmeriPath, Inc. from January 2005 until May 2007.

Mark A. Kopser serves as the executive vice president and chief financial officer of USPI. Prior to joining USPI in May 2000, Mr. Kopser served as chief financial officer for the International Division of HCA from 1997 until 2000 and as chief financial officer for the London Division of HCA from 1992 until 1996. Effective with the filing of this Annual Report on Form 10-K, and as further described in the Company’s Current Report on Form 8-K filed with the Commission on January 21, 2013, Mr. Kopser will resign as Chief Financial Officer of the Company to assume the position of Chief Executive Officer of the Company’s former European business, which the Company spun-off in April 2012. Jason B. Cagle, currently the Company’s Senior Vice President, General Counsel and Head of Acquisitions, will assume the role of Chief Financial Officer of the Company upon the effectiveness of Mr. Kopser’s resignation.

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

D. Scott Mackesy joined our board, executive committee and compensation committee in April 2007. Mr. Mackesy is a general partner of Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare industry and is a managing member of the general partner of Welsh, Carson, Anderson & Stowe X, L.P. Prior to joining Welsh Carson, Mr. Mackesy was a research analyst at Morgan Stanley, where he was responsible for coverage of the healthcare services industry. He is a member of the board of directors of several private companies. Mr. Mackesy, through his lengthy and broad focus on the healthcare industry, offers the board greater insight into industry dynamics as well as investment and acquisition strategies.

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

Raymond A. Ranelli joined our board in May 2007 and serves as the chairman of the audit and compliance committee. Mr. Ranelli retired from PricewaterhouseCoopers in 2003 where he was a partner for over 20 years. Mr. Ranelli held several positions at PricewaterhouseCoopers including Vice Chairman and Global Leader of the Financial Advisory Services practice. Mr. Ranelli is also a director of United Vision Logistics, Ozburn-Hessey Logistics, K2M, Inc., Syniverse Technologies, Inc. and Peak 10. Mr. Ranelli possesses in-depth, practical knowledge of financial and accounting principles, having served in the financial services sector for over 20 years and serving on other boards and committees. This background, along with his past experience as a certified public accountant, is important to his role as chairman of the audit and compliance committee.

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

Item 11.     Executive Compensation

Overview

This compensation discussion and analysis describes the material elements of compensation awarded to named executive officers for our 2012 fiscal year. It should be read in conjunction with the Summary Compensation Table, related tables and the narrative disclosure. Unless otherwise specifically noted, the information contained in this section is stated as of December 31, 2012.

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

Base Salary

Base salaries for our named executive officers are established based on the scope of their responsibilities and their prior relevant experience, taking into account competitive market compensation paid by other companies in our industry for similar positions and the overall market demand for such executives at the time of hire. A named executive officer’s base salary is also determined by reviewing the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy. Base salaries are reviewed annually and may be increased for merit reasons, based on the executive’s success in meeting or exceeding individual performance objectives. Additionally, we may adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities. Based on these factors base salaries for our named executive officers were set as follows effective June 1, 2012: $635,000 for Mr. Wilcox, $535,000 for Mr. Brodnax, $346,000 for Mr. Spencer and $458,000 for Mr. Vernegaard. Mr. Kopser’s base salary was set at $450,000 effective July 1, 2012 with $ 57,000 of that reimbursed to the Company by European Surgical Partners Limited.

Annual Bonus

Our compensation program includes eligibility for an annual incentive cash bonus. The compensation committee assesses the level of the named executive officer’s achievement of meeting individual goals, as well as that officer’s contribution towards our long-term, Company-wide goals. The amount of the cash bonus depends primarily on the Company meeting budgeted EBITDA goals, with a target bonus for each named executive officer generally set as a percentage of base salary. Target bonuses for the named executive officers were set at 50% of base salary for 2012, except for Mr. Wilcox whose target bonus was set at 75% of base salary for 2012. Based on the Company’s EBITDA performance compared to budget in 2012, all named executive officers received a bonus of 23% of their base salaries, except for Mr. Wilcox whose bonus was 22% of his base salary and Mr. Spencer whose bonus was 27% of his base salary.

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

Long-Term Equity Incentives

We believe that equity-based awards allow us to reward named executive officers for their sustained contributions to the Company. We also believe that equity awards reward continued employment by a named executive officer, with an associated benefit to us of employee continuity and retention. We believe that equity awards provide management with a strong link to long-term corporate performance and the creation of stockholder value. The compensation committee has the authority to grant shares of restricted stock and options to purchase shares of certain classes of common and preferred equity securities of our Parent. The compensation committee does not award equity awards according to a prescribed formula or target. Instead, the compensation committee takes into account the individual’s position, scope of responsibility, ability to affect profits and the individual’s historic and recent performance and the value of the awards in relation to other elements of the individual executive’s total compensation. No equity awards were granted to the Company’s named executive officers in 2012. For a further description of the Company’s equity-based plan, see “Restricted Stock and Option Plan” below.

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

We also make available to our named executive officers certain perquisites and other benefits that we believe are reasonable and consistent with the perquisites that would be available to them at companies with whom we compete for experienced senior management. The primary perquisite we currently provide to named executive officers as well as certain other select members of the management team is access to a Deferred Compensation Plan (“DCP”) through which the individuals can voluntarily defer up to 75% of their base salary and 100% of their bonus. We match fifty percent of the first ten percent of compensation voluntarily deferred under this plan. Additionally, in 2012 we contributed $200,000 and $75,000 respectively to Messrs. Wilcox’s and Vernegaard’s DCP accounts.

Compensation Committee Report

The compensation committee of USPI has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee

Paul B. Queally, Chairman
D. Scott Mackesy

Summary Compensation Table for 2012

The following table sets forth the total remuneration paid by us for each of the last three fiscal years to the named executive officers.

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation	Change in Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
William H. Wilcox	2012	$630,823	$138,577	(2)	$—	$—	$—	$160,687	$7,896,292	(3)	$8,826,379
Chief Executive Officer	2011	614,583	110,625	(2)	—	—	—	90,781	245,279	(3)	1,061,268
and Director	2010	600,000	150,000	(2)	—	—	—	147,624	273,866	(3)	1,171,490

Brett P. Brodnax	2012	530,833	120,421	(2)	—	—	—	43,243	3,102,542	(3)	3,797,039
President and	2011	466,250	69,938	(4)	—	$750,000	—	6,638	35,463	(3)	1,328,289
Chief Development Officer	2010	384,000	96,000	(4)	—	—	—	78,887	40,860	(3)	599,747

Mark A. Kopser	2012	417,333	95,639	(2)	—	—	—	37,922	2,773,867	(3)	3,324,761
Executive Vice President	2011	372,583	55,887	(2)	—	—	—	(2,118)	30,454	(3)	456,806
and Chief Financial Officer	2010	358,000	89,500	(2)	—	—	—	39,159	38,591	(3)	525,250

Philip A. Spencer	2012	343,500	91,779	(2)	—	—	—	11,209	832,175	(3)	1,278,663
Executive Vice President,	2011	333,750	50,063	(5)	—	—	—	1,419	19,756	(3)	404,988
Business Development	2010	325,000	81,250	(2)	—	—	—	3,505	23,600	(3)	433,355

Niels P. Vernegaard	2012	453,333	104,091	(2)	—	—	—	135,888	2,850,692	(3)	3,544,004
Executive Vice President	2011	439,667	65,950	(2)	—	—	—	8,920	109,633	(3)	624,170
and Chief Operating Officer	2010	428,000	107,000	(2)	—	—	—	74,782	119,700	(3)	729,482

(1)

We account for the cost of stock-based and option-based compensation awarded under the 2007 Equity Incentive Plan adopted by our Parent under which the cost of equity awards to employees is measured by the aggregate grant date fair value of the awards on their grant date calculated in accordance with the FASB’s Accounting Standards Codification Topic 718. No forfeitures occurred during 2010, 2011 or 2012. Assumptions used in calculation of these amounts are included in Note 14 to our consolidated audited financial statements for the fiscal year ended December 31, 2012, included in this Annual Report on Form 10-K.

(2)	Ninety percent of the amount shown was paid in cash and ten percent was deferred at our named executive officer’s election pursuant to USPI’s Deferred Compensation Plan (the “DCP”).

(3)

Includes cash dividends paid on stock awards held by each named executive officer and discretionary contributions to the named executive officers’ DCP and matching contributions to the named executive officers’ DCP and 401(k) accounts as follows:

	Cash Dividends on Stock Awards	Discretionary Contribution to DCP	Matching Contribution 401(k)	Matching Contribution DCP
Mr. Wilcox
2012	$7,657,250	$200,000	$7,500	$31,542
2011	—	200,000	7,350	37,929
2010	—	200,000	7,350	66,516

Mr. Brodnax
2012	3,068,500	—	7,500	26,542
2011	—	—	7,350	28,113
2010	—	—	7,350	33,510

Mr. Kopser
2012	2,745,500	—	7,500	20,867
2011	—	—	7,350	23,104
2010	—	—	7,350	31,241

Mr. Spencer
2012	807,500	—	7,500	17,175
2011	—	—	7,350	12,406
2010	—	—	2,505	16,250

Mr. Vernegaard
2012	2,745,500	75,000	7,500	22,692
2011	—	75,000	7,350	27,283
2010	—	75,000	7,350	37,350

(4)	Fifty percent of the amount shown was paid in cash and fifty percent was deferred at Mr. Brodnax’s election pursuant to the DCP.

(5)	Ninety-five percent of the amount shown was paid in cash and five percent was deferred at our named executive officers’ election pursuant to the DCP.

Grant of Plan-Based Awards

The following table shows the plan-based awards granted to the named executive officers during 2012.

Name	Grant Date	All Other Options Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
William H. Wilcox	—	—	—	—
Brett P. Brodnax	—	—	—	—
Mark A. Kopser	—	—	—	—
Philip A. Spencer	—	—	—	—
Niels P. Vernegaard	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by our named executive officers as of December 31, 2012.

			Option Awards				Stock Awards
	Grant Date		Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Shares that have not Vested		Fair Value of Shares that have not Vested(4)
Name			(Exerciseable)	(Unexerciseable)
William H. Wilcox	4/19/2007	(1)	—	—	—	—	2,375,000	(5)	$3,776,250
	4/19/2007	(1)	—	—	—	—	495,536	(6)	789,492
Brett P. Brodnax	4/19/2007	(1)	—	—	—	—	950,000	(5)	1,510,500
	4/19/2007	(1)	—	—	—	—	275,853	(6)	438,606
	6/1/2011	(2)	250,000	750,000	$0.29	6/1/2019	—		—
Mark A. Kopser	4/19/2007	(1)	—	—	—	—	850,000	(5)	1,351,500
	4/19/2007	(1)	—	—	—	—	220,683	(6)	350,886
Philip A. Spencer	8/28/2009	(3)	—	—	—	—	250,000	(5)	397,500
			—	—	—	—	—		—
Niels P. Vernegaard	4/19/2007	(1)	—	—	—	—	850,000	(5)	1,351,500
	4/19/2007	(1)	—	—	—	—	245,203	(6)	389,873

(1)	Upon consummation of the merger, our named executive officers received new stock awards under the 2007 Equity Incentive Plan.

(2)

Mr. Brodnax received an option award under the 2007 Equity Incentive Plan in connection with his promotion to President of the Company. In connection with the dividends declared on the Company’s stock in 2012, the exercise price on these options was reduced to $0.29 during 2012.

(3)	Mr. Spencer received a stock award upon joining the Company.

(4)

Because there is no active trading market for our common stock, we rely on members of the compensation committee and Welsh Carson to determine in good faith the fair value of our common stock. As of December 31, 2012, this value was determined to be $1.59 per share of common stock. Neither USPI, USPI Holdings, Inc. nor USPI Group Holdings, Inc. has any class of equity securities registered under Section 12 of the Exchange Act.

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

Option Exercises and Stock Values

The following table shows all stock options exercised during 2012 and the value realized upon exercise, and all stock awards vested during 2012 and the value realized upon vesting.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
William H. Wilcox	N/A	$—	—	$—
Brett P. Brodnax	N/A	—	—	—
Mark A. Kopser	N/A	—	—	—
Philip A. Spencer	N/A	—	—	—
Niels P. Vernegaard	N/A	—	—	—

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

Nonqualified Deferred Compensation

The following table shows certain information regarding the named executive officers’ DCP accounts as of December 31, 2012.

	2012 Activity				Aggregate Balance at December 31, 2012
Name	Executive Contribution	USPI Contribution	Aggregate Earnings	Aggregate Withdrawals/ Distributions
William H. Wilcox	$73,396	$236,698	$160,687	$165,863	$2,902,846
Brett P. Brodnax	61,327	30,664	43,243	—	453,521
Mark A. Kopser	47,322	23,661	37,922	—	359,432
Philip A. Spencer	36,853	18,426	11,209	—	157,381
Niels P. Vernegaard	51,878	100,939	135,888	—	1,470,019

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

We have employment agreements with William H. Wilcox as Chief Executive Officer, Brett P. Brodnax as President and Chief Development Officer, Mark A. Kopser as Executive Vice President and Chief Financial Officer, Niels Vernegaard as Executive Vice President and Chief Operating Officer and Philip A. Spencer as Senior Vice President, Business Development.

The initial term of our employment agreement with William H. Wilcox was for two years from April 18, 2007. Thereafter, Mr. Wilcox’s employment agreement automatically renews for additional two-year terms unless at least 30 days prior to the end of a two-year term, USPI or Mr. Wilcox gives notice that it or he does not wish to extend the agreement. Mr. Wilcox is paid a base salary of $635,000 per year, subject to increase from time to time with the possibility of a bonus, determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Brett P. Brodnax was for one year from April 18, 2007. Thereafter, Mr. Brodnax’s agreement automatically renews for additional one-year terms unless at least 30 days prior to the end of a one-year term, USPI or Mr. Brodnax gives notice that it or he does not wish to extend the agreement. Mr. Brodnax is paid a base salary of $535,000 per year, subject to increase from time to time with the possibility of a bonus, determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Mark A. Kopser is for one year from September 1, 2012. Thereafter, Mr. Kopser’s employment agreement automatically renews for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or Mr. Kopser gives notice that it or he does not wish to extend the agreement. Mr. Kopser is paid a base salary of $450,000 per year, subject to increase from time to time with the possibility of a bonus determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Niels P. Vernegaard was for two years from April 18, 2007. Thereafter, Mr. Vernegaard’s employment agreement automatically renews for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or Mr. Vernegaard gives notice that it or he does not wish to extend the agreement. Mr. Vernegaard is paid a base salary of $458,000 per year, subject to increase from time to time with the possibility of a bonus determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Philip A. Spencer was for three years from July 29, 2009. Thereafter, Mr. Spencer’s employment agreement automatically renews for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or Mr. Spencer gives notice that it or he does not wish to extend the agreement. Mr. Spencer is paid a base salary of $346,000 per year, subject to increase from time to time with the possibility of a bonus determined by the compensation committee in its sole discretion.

Each of the employment agreements with our named executive officers also provides that if the executive is terminated for cause, or if he terminates his employment agreement without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of his termination. In addition, if we terminate the employment without cause or upon failure to renew his employment agreement, or if he terminates his employment for certain enumerated good reasons, we will (i) continue to pay him his base salary at the rate in effect on the date of his termination for 12 months (24 months for Mr. Kopser); (ii) continue his health insurance benefits for 12 months following his date of termination (24 months for Messrs. Wilcox and Kopser) or the economic equivalent thereof if such continuation is not permissible under the terms of our health insurance plan; and (iii) pay him a good faith estimate of the bonus he would have received had he remained employed through the end of the fiscal year in which his termination occurred (two fiscal years for Mr. Kopser). Our obligations set forth in items (i) to (iii) above are conditioned on the executive signing a release of claims and the continued performance of his continuing obligations under his employment agreement.

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

Potential Payments Upon Termination or Change of Control

The following table sets forth for each named executive officer potential post-employment payments and payments on a change in control and assumes that the triggering event took place on December 31, 2012.

Name	Cash Severance Payment		Accrued Bonus(1)(2)	Benefits(3)		Accelerated Vesting upon Change of Control(4)
William H. Wilcox	$1,270,000	(5)	$138,577	$14,592	(5)	$4,565,742
Brett P. Brodnax	535,000	(6)	120,421	6,996	(6)	1,949,106
Mark A. Kopser	900,000	(6)	95,639	19,464	(5)	1,702,386
Philip A. Spencer	346,000	(6)	91,779	480	(6)	397,500
Niels P. Vernegaard	458,000	(6)	104,091	8,460	(6)	1,741,373

(1)	Amounts are based on the bonus amount paid with respect to 2012.

(2)	Amounts will be paid at such time as annual bonuses are payable to other executive and officers of USPI in accordance with USPI’s normal payroll practices.

(3)

Amounts consist of the cost to continue to pay such named executive officer’s health insurance benefits for the designated term or the economic equivalent thereof if such continuation is not permissible under the terms of the USPI’s health insurance plan.

(4)

Pursuant to the restricted stock award agreements with our named executive officers, all unvested restricted shares of our Parent’s common stock will vest in full upon a change of control if, as a result of such change of control, Welsh Carson shall have disposed of all of its shares of our Parent acquired in connection with the merger and received its cost basis in such shares plus a return of at least 100%. A change of control is not defined to include an initial public offering of our stock. In the event such restricted shares do not vest on such change of control, then such restricted shares shall be forfeited upon the closing of such change of control transaction. The results in this column are the result of multiplying the total possible number of restricted shares of our Parent’s common stock that vest upon a change of control by $1.59 per share. Because there is no active trading market for our common stock, we rely on members of the compensation committee and Welsh Carson to determine in good faith the fair value of our common stock. As of December 31, 2012, this value was determined to be $1.59 per share of common stock. Neither USPI, USPI Holdings, Inc. nor USPI Group Holdings, Inc. has any class of equity securities registered under Section 12 of the Exchange Act.

(5)	Amounts to be paid over twenty-four months.

(6)	Amounts to be paid over twelve months.

Director Compensation

The chairman and members of our board of directors who are also officers or employees of USPI, affiliates of Welsh Carson and Mr. Allison do not receive compensation for their services as directors. At Mr. Allison’s direction, his compensation for his service as a director are paid to his employer Baylor. The other directors (“non—employee directors”) receive cash compensation in the amount of $30,000 per year and are eligible to participate in our group insurance benefits. If a non-employee director elects to participate, the director will pay the full cost of such benefits. Non-employee directors also receive the following for all meetings attended: $2,500 per board meeting, $1,250 per telephonic meeting, $3,000 per audit committee meeting and $1,000 per other committee meeting. In addition, the audit committee chairman is paid a retainer of $20,000 per year.

The following table sets forth the compensation paid to our non-employee directors in 2012.

2012 Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Joel T. Allison	$—	$—	$—	$—
John C. Garrett, M.D.	54,500	—	—	54,500
James Ken Newman	54,500	—	—	54,500
Raymond A. Ranelli	72,000	—	—	72,000

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

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors consists of Messrs. Queally (Chairman) and Mackesy. None of such persons are officers or employees or former officers or employees of the Company. None of the executive officers of the Company served as a member of the compensation committee of any other company during 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

USPI does not issue any of its equity securities in conjunction with an equity compensation plan. See Item 11, “Executive Compensation—Restricted Stock and Option Plan,” for a discussion of Parent’s equity compensation plan.

All of the issued and outstanding stock of USPI is owned by Holdings, which in turn is wholly-owned by Parent. The following table sets forth information as of February 26, 2013, with respect to the beneficial ownership of the capital stock of our Parent by (i) our chief executive officer and each of the other named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our Parent’s outstanding capital stock.

Except as described in the agreements mentioned above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting, dispositive and investment power with respect to the indicated shares of common stock beneficially owned by them.

Name of Beneficial Owner(1)	Common Shares Beneficially Owned	Percent of Outstanding Common Shares	Participating Preferred Shares Beneficially Owned	Percent of Outstanding Participating Preferred Shares
Welsh, Carson, Anderson & Stowe(2)	136,448,356	84.3%	17,326,775	96.3%
California State Teacher’s Retirement System(3)	22,183,099	13.7%	2,816,901	15.7%
CPP Investment Board (USRE II) Inc.(4)	26,619,718	16.5%	3,380,282	18.8%
Silvertech Investment PTE Ltd(5)	8,873,239	5.5%	1,126,761	6.3%
Donald E. Steen(6)	600,000	*	—	*
William H. Wilcox(7)	6,188,790	3.8%	236,618	*
Brett P. Brodnax(8)	2,388,811	1.5%	27,042	*
Mark A. Kopser(9)	2,364,345	1.5%	56,338	*
Niels P. Vernegaard(10)	2,007,194	1.2%	7,872	*
Philip A. Spencer(11)	513,310	*	1,690	*
Joel T. Allison	—	—	—	—
Michael E. Donovan(12)(13)	80,000	*	—	—
John C. Garrett, M.D.(13)	213,095	*	16,901	*
D. Scott Mackesy(12)(13)	80,000	*	—	—
James K. Newman(13)	257,463	*	22,535	*
Paul B. Queally(12)(14)	255,457	*	22,281	*
Raymond A. Ranelli(15)	137,363	*	7,885	*
All directors and executive officers as a group(16)	15,085,828	9.82%	399,162	2.2%

*	Less than one percent

(1)	Unless otherwise indicated, the principal executive offices of each of the beneficial owners identified are located at 15305 Dallas Parkway, Suite 1600, Addison, Texas 75001.

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

(6)	Includes 600,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger.

(7)

Includes 3,700,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger. Also included are 275,000 common shares, 39,436 participating preferred shares and 100,000 common shares subject to restrictions on transfer owned by each of the Michelle Ann Steen Trust and the Marcus Anthony Steen Trust for which, in each case, Mr. Wilcox acts as trustee and has voting and investment power over such shares. Such shares are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the merger. Not included are 1,000,000 common shares owned by the 2012 WHW Descendants Trust over which Mr. Wilcox’s spouse is trustee.

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

(11)

Includes 500,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of initial employment with USPI and 13,310 common shares.

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

(13)	Includes 80,000 common shares which are subject to restrictions set forth in a restricted stock award agreement.

(14)

Includes (A) an aggregate 3,090 common shares and 393 preferred shares owned by certain trusts established for the benefit of Mr. Queally’s children for which, in each case, Mr. Queally acts as a trustee and has voting and investment power over such shares and (B) 80,000 common shares which are subject to restrictions on transfer set forth in a restricted stock awards agreement.

(15)

Includes 80,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement. The 137,363 common shares and 7,885 participating preferred shares are owned by the Lisa C. Ranelli Trust for which Mr. Ranelli acts as trustee and has voting and investment power over such shares.

(16)

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

This section describes certain relationships and transactions involving us and certain of our directors, executive officers, and other related parties. We believe that all the transactions described in herein are upon fair and reasonable terms no less favorable than could be obtained in comparable arm’s length transactions with unaffiliated third parties under the same or similar circumstances.

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

Employment Agreements

Each of the named executive officers of USPI has employment agreements with us. See “Compensation Discussion and Analysis — Employment Arrangements and Agreements.”

Other Arrangements

We have entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3% to 8%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $67.6 million, $60.0 million, and $52.1 million in 2012, 2011 and 2010, respectively, and are included in management and contract service revenue in our consolidated statements of operations.

We regularly engage in purchases and sales of ownership interests in our facilities. We operate 30 surgical facilities in partnership with the Baylor Health Care System (Baylor) and local physicians in the Dallas/Fort Worth area. Baylor’s Chief Executive Officer is a member of our board of directors. The following table summarizes transactions with Baylor during 2011. We had no such transactions in 2012 or 2010. We believe that the sale price was approximately the same as if it had been negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

Date	Facility Location		Proceeds	Gain
August 2011	Dallas, Texas	(1)	$1.6 million	$	— million

(1)	Baylor acquired a controlling interest in this facility. We continue to account for this facility under the equity method of

Additionally, we derived approximately 3% of our revenues and approximately 43% of our equity in earnings of unconsolidated affiliates in 2012 from our joint venture with Baylor.

Marc Steen, the son of Donald E. Steen, is employed by USPI as Vice President, Development. During 2012, Marc Steen earned $241,471 in salary and bonus.

Blake Allison, the son of Joel T. Allison, is employed by USPI as a Vice President. During 2012, Blake Allison earned $188,913 in salary and bonus.

USPI does not have a written policy on related party transactions, however, the audit and compliance committee will review and approve all related party transactions required to be reported pursuant to item 404(a) of Regulation S-X.

Neither the Company, USPI Holdings, Inc. nor USPI Group Holdings, Inc. are listed on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, and we are not subject to either the listing standards of the New York Stock Exchange or the NASDAQ Rules. For the purposes of the following determinations of director independence, we have chosen to use the NASDAQ Rules. Using such Rules, we have determined that each of the directors on our board of directors are independent for general board service, except Messrs. Steen, Wilcox, Mackesy, Queally, Donovan and Allison.

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

ITEM 14.     Principal Accounting Fees and Services

The following table shows the aggregate fees billed by KPMG LLP, our independent registered public accounting firm, during the years ended December 31, 2012 and 2011:

Description of Fees	2012	2011
Audit Fees(1)	$1,591,000	$1,732,719
Audit Related Fees(2)	150,000	—
Tax Fees(3)	—	—
All Other Fees(4)	238,750	403,980

	$1,979,750	$2,136,699

(1)

Audit Fees. Includes fees billed for professional services rendered for the audit of our annual financial statements included in our Form 10-K, reviews of our quarterly financial statements included in

Forms 10-Q, audits of subsidiaries, reviews of our other filings with the SEC, and other research work necessary to comply with generally accepted accounting standards for the years ended December 31, 2012 and 2011.

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

(3) The following consolidated financial statements of Texas Health Ventures Group, L.L.C. and Subsidiaries are presented pursuant to Rule 3-09 of Regulation S-X:

Report of Independent Auditors	3

Consolidated Balance Sheets as of June 30, 2012 and 2011	4

Consolidated Statements of Income for the years ended June 30, 2012 and 2011	5

Consolidated Statements of Changes in Equity for the years ended June 30, 2012 and 2011	6

Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011	7

Notes to Consolidated Financial Statements	8

Report of Independent Auditors	25

Consolidated Balance Sheets as of June 30, 2011 and 2010	26

Consolidated Statements of Income for the years ended June 30, 2011 and 2010	27

Consolidated Statements of Changes in Equity for the years ended June 30, 2011 and 2010	28

Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010	29

Notes to Consolidated Financial Statements	30

(4) Exhibits	IV-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Surgical Partners International, Inc.:

We have audited the accompanying consolidated balance sheets of United Surgical Partners International, Inc. (the Company) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years in the three year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Surgical Partners International, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas

February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Surgical Partners International, Inc.:

We have audited United Surgical Partners International, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Surgical Partners International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, United Surgical Partners International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

United Surgical Partners International, Inc. acquired several subsidiaries and equity method investments during 2012, and management excluded from its assessment of the effectiveness of United Surgical Partners International, Inc.’s internal control over financial reporting as of December 31, 2012, the Company’s internal control over financial reporting associated with total assets of $129.3 million and $11.8 million of revenues included in the consolidated financial statements of United Surgical Partners International, Inc. and subsidiaries as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of United Surgical Partners International, Inc. excluded an evaluation of the internal control over financial reporting of those subsidiaries and equity method investments which are listed below:

•	AIGB Holdings, Inc.

•	USP Effingham, Inc.

•	USP Louisiana, Inc.

•	USP New Jersey, Inc. (Investments in Endoscopy Center of Hackensack, LLC and Paramus Endoscopy, LLC)

•	USP Sacramento, Inc. (Investment in Stockton Outpatient Surgery Center, LLC)

•	USP Tennessee, Inc. (Investment in Clarksville Surgery Center, LLC)

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years in the three year period ended December 31, 2012 and our report dated February 26, 2013 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Dallas, Texas

February 26, 2013

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

	2012	2011
	(In thousands, except share amounts)
ASSETS
Cash and cash equivalents (Note 1)	$51,203	$41,822
Available for sale securities (Note 1)	10,741	4,815
Accounts receivable, net of allowance for doubtful accounts of $9,904 and $8,576 respectively	50,108	58,057
Other receivables (Note 6)	14,611	10,499
Inventories of supplies	8,017	10,117
Deferred tax asset, net (Note 13)	20,687	14,704
Prepaids and other current assets	16,607	15,314

Total current assets	171,974	155,328
Property and equipment, net (Note 7)	126,526	235,321
Investments in unconsolidated affiliates (Note 3)	484,079	444,734
Goodwill (Note 8)	1,195,686	1,209,345
Intangible assets, net (Note 8)	359,422	327,140
Other assets	23,062	21,630

Total assets	$2,360,749	$2,393,498

LIABILITIES AND EQUITY
Accounts payable	$14,981	$28,765
Accrued salaries and benefits	28,992	24,405
Due to affiliates	155,389	139,628
Accrued interest	10,053	6,671
Current portion of long-term debt (Note 9)	17,913	25,487
Other current liabilities	47,078	52,281

Total current liabilities	274,406	277,237
Long-term debt, less current portion (Note 9)	1,461,621	1,042,969
Other long-term liabilities	30,583	30,807
Deferred tax liability, net (Note 13)	168,753	167,946

Total liabilities	1,935,363	1,518,959
Noncontrolling interests — redeemable (Note 4)	153,399	106,668
Commitments and contingencies (Notes 4 and 15)
Equity (Note 14)
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	231,056	778,030
Accumulated other comprehensive income (loss), net of tax	64	(63,033)
Retained earnings	2,595	17,691

Total USPI stockholder’s equity	233,715	732,688
Noncontrolling interests — nonredeemable (Note 4)	38,272	35,183

Total equity	271,987	767,871

Total liabilities and equity	$2,360,749	$2,393,498

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
Revenues:
Net patient service revenues	$451,598	$418,155	$402,049
Management and contract service revenues	79,438	72,113	64,838
Other revenues	9,199	8,910	7,062

Total revenues	540,235	499,178	473,949
Equity in earnings of unconsolidated affiliates	96,393	83,137	69,916
Operating expenses:
Salaries, benefits, and other employee costs	138,020	125,143	118,838
Medical services and supplies	83,546	76,721	75,341
Other operating expenses	87,173	79,707	84,026
General and administrative expenses	41,434	38,028	33,762
Provision for doubtful accounts	9,678	9,409	8,417
Net (gains) losses on deconsolidations, disposals and impairments (Notes 2, 3 and 8)	7,588	(1,529)	6,378
Depreciation and amortization	23,955	21,177	22,493

Total operating expenses	391,394	348,656	349,255

Operating income	245,234	233,659	194,610
Interest income	676	516	742
Interest expense	(85,934)	(63,537)	(66,886)
Loss on early retirement of debt	(37,450)	—	—
Other, net	(613)	(73)	708

Total other expense, net	(123,321)	(63,094)	(65,436)

Income from continuing operations before income taxes	121,913	170,565	129,174
Income tax expense (Note 13)	(21,502)	(39,918)	(29,257)

Income from continuing operations	100,411	130,647	99,917
Discontinued operations, net of tax (Note 2):
Income (loss) from discontinued operations	3,073	(111,033)	9,518
Loss on disposal of discontinued operations	—	(529)	(6,782)

Total earnings (loss) from discontinued operations	3,073	(111,562)	2,736

Net income	103,484	19,085	102,653
Less: Net income attributable to noncontrolling interests	(72,693)	(69,929)	(60,560)

Net income (loss) attributable to USPI’s common stockholder	$30,791	$(50,844)	$42,093

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$27,777	$60,868	$39,678
Earnings (loss) from discontinued operations, net of tax	3,014	(111,712)	2,415

Net income (loss) attributable to USPI’s common stockholder	$30,791	$(50,844)	$42,093

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
Net income	$103,484	$19,085	$102,653
Other comprehensive income (loss):
Foreign currency translation adjustments	4,938	1,272	(11,638)
Unrealized loss on foreign currency contract, net of tax	(560)	—	—
Unrealized gain on available for sale securities, net of tax	22	42	—
Unrealized gain on interest rate swaps, net of tax	15	2,560	3,408
Pension adjustments, net of tax	—	(556)	724
Reclassification due to spin-off of U.K. subsidiary:
Foreign currency translation adjustments	58,682	—	—

Total other comprehensive income (loss)	63,097	3,318	(7,506)

Comprehensive income	166,581	22,403	95,147
Less: Comprehensive income attributable to noncontrolling interests	(72,693)	(69,929)	(60,560)

Comprehensive income (loss) attributable to USPI’s common stockholder	$93,888	$(47,526)	$34,587

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

	USPI Common Stockholder					Noncontrolling Interests — Nonredeemable	Total
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	(In thousands, except share amounts)
Balance, December 31, 2009	100	$—	$789,505	$(58,845)	$27,292	$40,051	$798,003
Distributions to noncontrolling interests	—	—	—	—	—	(5,710)	(5,710)
Purchases of noncontrolling interests	—	—	(452)	—	—	329	(123)
Sales of noncontrolling interests	—	—	(6,774)	—	—	678	(6,096)
Deconsolidation of subsidiaries	—	—	—	—	—	(6,621)	(6,621)
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	—	—	2,294	—	—	—	2,294
Dividend to USPI Holdings, Inc. / USPI Group Holdings, Inc.	—	—	—	—	(850)	—	(850)
Net income	—	—	—	—	42,093	5,667	47,760
Other comprehensive income (loss)	—	—	—	(7,506)	—	—	(7,506)

Balance, December 31, 2010	100	—	784,573	(66,351)	68,535	34,394	821,151
Distributions to noncontrolling interests	—	—	—	—	—	(8,163)	(8,163)
Purchases of noncontrolling interests	—	—	(473)	—	—	(672)	(1,145)
Sales of noncontrolling interests	—	—	(7,220)	—	—	1,081	(6,139)
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	—	—	1,150	—	—	—	1,150
Net income (loss)	—	—	—	—	(50,844)	8,543	(42,301)
Other comprehensive income	—	—	—	3,318	—	—	3,318

Balance, December 31, 2011	100	—	778,030	(63,033)	17,691	35,183	767,871
Distributions to noncontrolling interests	—	—	—	—	—	(10,524)	(10,524)
Purchases of noncontrolling interests	—	—	1,568	—	—	(322)	1,246
Sales of noncontrolling interests	—	—	(18,664)	—	—	5,674	(12,990)
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	—	—	1,981	—	—	—	1,981
Spin-off of U.K. subsidiary (Note 2)	—	—	(193,320)	—	—	(523)	(193,843)
Dividend to Parent’s equity holders (Note 14)	—	—	(338,539)	—	(45,887)	—	(384,426)
Net income	—	—	—	—	30,791	8,784	39,575
Other comprehensive income	—	—	—	63,097	—	—	63,097

Balance, December 31, 2012	100	$—	$231,056	$64	$2,595	$38,272	$271,987

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$103,484	$19,085	$102,653
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (earnings) from discontinued operations	(3,073)	111,562	(2,736)
Loss on early retirement of debt	37,450	—	—
Provision for doubtful accounts	9,678	9,409	8,417
Depreciation and amortization	23,955	21,177	22,493
Amortization of debt issue costs and discount	4,027	3,483	3,266
Deferred income taxes	3,672	16,612	8,353
Net (gains) losses on deconsolidations, disposals and impairments	7,588	(1,529)	6,378
Equity in earnings of unconsolidated affiliates, net of distributions received	(9,502)	45	1,265
Equity-based compensation	1,677	1,237	1,694
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(6,222)	(7,774)	(9,126)
Other receivables	(6,501)	1,632	(2,456)
Inventories of supplies, prepaids and other assets	(2,289)	(366)	3,703
Accounts payable and other current liabilities	14,115	(16,373)	3,538
Other long-term liabilities	2,254	6,467	876

Net cash provided by operating activities	180,313	164,667	148,318

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(143,653)	(93,413)	(83,475)
Proceeds from sales of businesses and equity interests, net	2,543	15,532	50,377
Purchases of property and equipment	(20,202)	(15,196)	(19,698)
Purchases of marketable securities, net	(5,938)	(4,820)	—
Returns of capital from unconsolidated affiliates	4,718	1,744	1,193
Decrease in deposits and notes receivable	1,625	2,598	101

Net cash used in investing activities	(160,907)	(93,555)	(51,502)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	987,548	21,067	35,054
Payments on long-term debt	(590,338)	(41,059)	(29,777)
Net equity contribution from USPI Group Holdings, Inc. and other	(545)	(102)	72
Sales of noncontrolling interests, net	4,763	510	739
Payment of common stock dividend	(384,426)	—	(850)
Increase (decrease) in cash held on behalf of unconsolidated affiliates	17,798	23,167	(14,166)
Distributions to noncontrolling interests	(77,760)	(67,791)	(58,989)

Net cash used in financing activities	(42,960)	(64,208)	(67,917)

Cash flows of discontinued operations:
Operating cash flows	(8,745)	19,448	25,083
Investing cash flows	(11,383)	(43,801)	(22,008)
Financing cash flows	53,142	(481)	(6,780)
Effect of exchange rate changes on cash	(79)	(501)	169

Net cash provided by (used in) discontinued operations	32,935	(25,335)	(3,536)

Net increase (decrease) in cash and cash equivalents	9,381	(18,431)	25,363
Cash and cash equivalents at beginning of period	41,822	60,253	34,890

Cash and cash equivalents at end of period	$51,203	$41,822	$60,253

Supplemental information:
Interest paid — continuing operations	$78,572	$62,089	$67,003
Income taxes paid — continuing operations	8,114	31,127	14,085
Interest paid — discontinued operations	772	1,781	2,327
Income taxes paid — discontinued operations	15,835	2,001	2,871
Non-cash transactions:
Spin-off of U.K. subsidiary	$(193,843)	$—	$—
Assets acquired under capital lease obligations — continuing operations	10,515	16,983	11,452
Assets acquired under capital lease obligations — discontinued operations	—	—	2,029

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(1)	Summary of Significant Accounting Policies and Practices

(a) Description of Business

United Surgical Partners International, Inc., a Delaware corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and management of ambulatory surgery centers, surgical hospitals and related businesses. At December 31, 2012, the Company, headquartered in Dallas, Texas, operated 213 short-stay surgical facilities in the United States. Of these 213 facilities, the Company consolidates the results of 64 and accounts for 149 under the equity method. The majority of the Company’s facilities are jointly owned with local physicians and a not-for-profit healthcare system (hospital partner) that has other healthcare businesses in the region. At December 31, 2012, the Company had agreements with hospital partners providing for joint ownership of 145 of the Company’s 213 facilities and also providing a framework for the planning and construction of additional facilities in the future. All but two of the Company’s facilities include physician owners.

Prior to April 3, 2012, the Company operated seven facilities in the United Kingdom. On April 3, 2012, the Company distributed the stock of its U.K. subsidiary to the equity holders of its parent, USPI Group Holdings, Inc. (Parent). Subsequent to April 3, 2012, the Company has no further ownership in the U.K. operations. The Company’s former U.K. operations have now been classified as “discontinued operations” in its historical results of operations.

The Company is subject to changes in government legislation that could impact Medicare and Medicaid reimbursement levels and is also subject to increased levels of managed care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.

The Company maintains its books and records on the accrual basis of accounting, and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company operates in one reportable business segment, the ownership and operation of surgical facilities in the United States.

The Company had publicly traded equity securities from June 2001 through April 2007. Pursuant to an Agreement and Plan of Merger (the merger) dated as of January 7, 2007, between an affiliate of Welsh, Carson, Anderson & Stowe X, L.P. (Welsh Carson), the Company became a wholly owned subsidiary of USPI Holdings, Inc. on April 19, 2007. USPI Holdings is a wholly owned subsidiary of the Company’s Parent, which is owned by an investor group that includes affiliates of Welsh Carson, members of the Company’s management and other investors.

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the 2012 presentation. Net operating results have not been affected by these reclassifications.

(b) Translation of Foreign Currencies

The financial statements of the Company’s former U.K. operations were measured in local currency and then translated into U.S. dollars. All assets and liabilities were translated using the current rate of exchange at the balance sheet date. Results of operations were translated using the average rates prevailing throughout the year. Translation gains or losses resulting from changes in exchange rates were accumulated in a separate component of stockholder’s equity.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(c) Principles of Consolidation

The consolidated financial statements include the financial statements of USPI and its 100%-owned and majority-owned subsidiaries. In addition, the Company consolidates the accounts of certain investees of which it does not own a majority ownership interest because the Company maintains effective control over the investees’ assets and operations. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights (Note 5).

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

The Company’s wholly-owned insurance subsidiary maintains certain balances in cash and cash equivalents that are used in connection with its retained professional and general liability risks and are not designated for general corporate purposes. At December 31, 2012 and 2011, these cash and cash equivalents balances were $2.9 million and $6.4 million, respectively.

(f) Available for Sale Securities

At December 31, 2012 and 2011, the Company had $10.7 million and $4.8 million, respectively, of marketable securities, which are held by the Company’s wholly-owned insurance subsidiary. These investments are used in connection with its retained professional and general liability risks and are not designed for general corporate purposes. The marketable securities consist of U.S. Treasury and corporate debt, are classified as available for sale and are recorded at fair value on the consolidated balance sheet. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. Premiums and discounts on debt securities are amortized or accreted over the life of the related available for sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

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

(i) Goodwill and Intangible Assets

Intangible assets consist of costs in excess of net assets acquired (goodwill), costs of acquired management and other contract service rights, and other intangibles, which consist primarily of debt issue costs. Most of the Company’s intangible assets have indefinite lives. Accordingly, these assets, along with goodwill, are not amortized but are instead tested for impairment annually, or more frequently if changing circumstances warrant. Goodwill is tested for impairment at the reporting unit level. Prior to spinning off its U.K. operations in April 2012, the Company had two reporting units, corresponding to the two countries in which it operated. The Company amortizes intangible assets with definite useful lives over their respective useful lives to their estimated residual values and reviews them for impairment in the same manner as long-lived assets, discussed below.

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

(l) Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments at fair value and records the value on its consolidated balance sheet as an asset or liability. The Company does not engage in derivative instruments for speculative

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

purposes. The Company’s derivatives (interest rate swaps) qualified for hedge accounting, and therefore gains or losses that resulted from changes in the values of the Company’s derivatives were reported in accumulated other comprehensive income (loss), a separate component of equity (Note 10).

(m) Revenue Recognition

Revenues consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less allowances and discounts, principally for patients covered under contractual programs with private insurance companies. The Company derives approximately 78% of its net patient service revenues from private insurance payors, approximately 19% from governmental payors and approximately 3% from self-pay and other payors. Amounts are recognized as services are provided.

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

(n) Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations in which the Company operates. The Company provides for bad debts principally based upon the aging of accounts receivable and uses specific identification to write off amounts against its allowance for doubtful accounts. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2012 and 2011. The Company has a risk of incurring losses if such allowances are not adequate.

(o) Investments and Equity in Earnings of Unconsolidated Affiliates

Investments in unconsolidated companies in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. The Company’s ownership in these entities range from 5% to 76%. Certain investments in unconsolidated companies in which the Company owns a majority interest are not consolidated due to the substantive participating rights of the minority owners.

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

Equity in earnings of unconsolidated affiliates consists of the Company’s share of the profits or losses generated from its noncontrolling equity investments in 149 surgical facilities. Because these operations are central to the Company’s business strategy, equity in earnings of unconsolidated affiliates is classified as a component of operating income in the accompanying consolidated statements of operations. The Company has contracts to manage these facilities, which results in the Company having an active role in the operations of these facilities and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities.

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

(2)	Discontinued Operations and Other Dispositions

The Company classifies formerly consolidated subsidiaries in which it has no continuing involvement and consolidated subsidiaries that are held for sale as discontinued operations. The gains or losses on these transactions are classified within discontinued operations in the Company’s consolidated statements of operations. The Company has also reclassified the historical results of these subsidiaries to remove the operations of these entities from its revenues and expenses, collapsing the net income or loss from these operations into a single line within discontinued operations.

Discontinued operations are as follows:

Date	Facility Location	Proceeds	Gain (Loss)
April 2012	United Kingdom(1)	$—	$—

December 2010	Nashville, Tennessee(2)	$32.5 million	$2.8 million
December 2010	Orlando, Florida	—	(2.0 million	)
December 2010	Templeton, California(3)	—	(1.9 million	)
December 2010	Houston, Texas(3)	—	(0.2 million	)

Total		$32.5 million	$(1.3 million	)

(1)

On April 3, 2012, the Company distributed the stock of its U.K. subsidiary to its Parent’s equity holders. Subsequent to April 3, 2012, the Company has no ownership in the U.K. operations. Because GAAP requires spin-off transactions to be accounted for at carrying value, there was no gain or loss recorded on the spin-off of the U.K. operations.

(2)	The Company sold an endoscopy service business that was based in Nashville, Tennessee.

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

The table below summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues	$36,528	$110,983	$131,896

Income (loss) from discontinued operations before income taxes	$5,137	$(94,217)	$12,470
Income tax expense	(2,064)	(16,816)	(2,952)

Income (loss) from discontinued operations	$3,073	$(111,033)	$9,518

Loss on disposal of discontinued operations before income taxes	$—	$(902)	$(1,332)
Income tax (expense) benefit	—	373	(5,450)

Total loss from disposal of discontinued operations	$—	$(529)	$(6,782)

Equity method investments that are sold do not represent discontinued operations under GAAP. During 2012 and 2011, the Company completed sales of investments in seven facilities operated through unconsolidated affiliates, including its equity ownership in these entities as well as the related rights to manage the facilities. The Company did not sell any equity method investments during 2010. Gains and losses on the disposals of these investments are classified within “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations. These transactions are summarized below:

Date	Facility Location	Proceeds	Gain (Loss)
July 2012	Franklin, Tennessee	$0.5 million	$0.3 million
December 2011	Caldwell, Idaho	1.0 million	0.1 million
September 2011	Cleveland, Ohio	1.2 million	0.2 million
June 2011	Lawton, Oklahoma	1.7 million	0.6 million
May 2011	Flint, Michigan	1.1 million	0.4 million
May 2011	Fort Worth, Texas	0.7 million	(0.1 million	)
April 2011	Richmond, Virginia	0.6 million	0.2 million

Total		$6.3 million	$1.4 million

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the year ended December 31, 2012, the Company obtained control of the following entities:

Effective Date	Facility Location	Amount
Investments
November 2012	Various(1)	$65.4 million
November 2012	Hackensack, New Jersey(2)	— million
October 2012	Clarksville, Tennessee(3)	4.6 million
June 2012	Cherry Hill, New Jersey(4)	17.1 million

Total		$87.1 million

(1)

As further discussed below, the Company acquired 100% of the equity interests of AIGB Holdings, Inc. (True Results). True Results has an equity investment in five surgery centers, all of which are located in markets in which the Company already operates. The purchase price noted above is net of approximately $5.8 million of cash acquired.

(2)

The Company obtained control of this facility in which it already had ownership due to changes in the voting rights of the facility. Although no consideration was transferred, GAAP requires the transaction to be accounted for as a business combination and requires adjusting the carrying value of the Company’s existing ownership to its fair value. As a result, the Company recorded a loss totaling $6.5 million for the year ended December 31, 2012, which is included in “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations. The fair value was estimated based on market multiples and discounted cash flow models which have been derived from the Company’s experience in acquiring surgical facilities and third party valuations it has obtained.

(3)

Acquisition of a controlling interest in and right to manage a surgical facility in which the Company previously had no involvement. This facility is jointly owned with local physicians and a hospital partner.

(4)

Acquisition of a controlling interest in a surgical facility in which the Company already had an equity method investment and the right to manage. This facility is jointly owned with local physicians. The Company recorded a gain of approximately $0.2 million as a result of adjusting the carrying value of its existing ownership to fair value as required by GAAP. The gain is included in “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income.

Effective November 8, 2012, the Company completed the acquisition of 100% of the equity interests in True Results, a privately-held, Dallas, Texas-based owner and operator of surgery centers specializing in weight loss services. The Company paid cash totaling approximately $65.4 million, net of $5.8 million of cash acquired, and subject to certain purchase price adjustments set forth in the purchase agreement. The purchase price was allocated to True Results’ tangible and identifiable intangible assets and liabilities based upon preliminary estimates of fair value, with the remainder allocated to goodwill. The fair value of noncontrolling interests are estimated based on market multiples and discounted cash flow models which have been derived from the Company’s experience in acquiring surgical facilities and third party valuations it has obtained. The Company funded the purchase using cash on hand and by drawing on its revolving credit facility. The Company incurred approximately $0.7 million in acquisition costs, which are included in “general and administrative expenses” in the accompanying consolidated statements of operations.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of the assets acquired and liabilities assumed in the acquisition of True Results (in thousands):

Purchase price allocated	$71,226
Estimated fair value of net tangible assets acquired:
Cash	$5,777
Accounts receivable	8,836
Other current assets	1,236
Investments in affiliates	18,390
Property and equipment and other noncurrent assets	1,950
Current liabilities	(5,599)
Long term liabilities	(1,166)

Net tangible assets acquired	29,424
Intangible assets acquired	7,435
Goodwill	37,339
Noncontrolling interests	(2,972)

Total purchase price	$71,226

Based on preliminary estimates the Company expects that all of the goodwill will be deductible for income tax purposes. Indefinite-lived intangibles of $7.4 million relate to long-term management contracts and are not subject to amortization.

In January 2013, the Company contributed two of the surgery centers acquired in the True Results acquisition to a joint venture with one of its hospital partners, Baylor Healthcare System (Baylor), also a related party (Note 12). Baylor paid the Company approximately $9.0 million for ownership interests in the two surgery centers. The Company continues to account for these facilities under the equity method.

The following table presents the unaudited pro forma results as if the Company’s 2012 acquisitions had occurred on January 1 of each year. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisitions had been completed on the dates indicated, nor is it indicative of the future operating results of the Company. The pro forma results include acquisition costs of approximately $0.7 million.

	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In thousands)
Total revenues	$608,795	$576,109
Net income (loss) attributable to USPI’s common stockholder	$48,810	$(30,281)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company controls 64 of its entities and therefore consolidates their results. However, the Company accounts for an increasing majority (149 of its 213 facilities at December 31, 2012) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity. The majority of these investments are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	2012	2011	2010
Unconsolidated facilities operated at year-end	149	141	130
Income statement information:
Revenues	$1,731,905	$1,538,030	$1,329,041
Operating expenses:
Salaries, benefits, and other employee costs	401,521	360,519	309,698
Medical services and supplies	429,516	360,148	310,770
Other operating expenses	390,227	352,667	305,045
Loss (gain) on asset disposals, net	(6,280)	(309)	1,025
Depreciation and amortization	72,027	66,608	55,216

Total operating expenses	1,287,011	1,139,633	981,754

Operating income	444,894	398,397	347,287
Interest expense, net	(34,551)	(33,719)	(25,630)
Other, net	426	(15)	(200)

Income before income taxes	$410,769	$364,663	$321,457

Balance sheet information:
Current assets	$364,510	$333,203	$303,627
Noncurrent assets	576,350	613,114	495,765
Current liabilities	218,434	192,802	177,909
Noncurrent liabilities	402,955	438,523	343,007

The Company’s equity method investment in Texas Health Ventures Group, L.L.C., is considered significant to the Company’s 2012 consolidated financial statements under regulations of the SEC. As a result, the Company has filed Texas Health Ventures Group, L.L.C.’s consolidated financial statements with this Form 10-K for the required periods.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company also regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. The cash flow impact of these transactions is classified within investing activities. During the year ended December 31, 2012, these transactions resulted in a cash outflow of approximately $54.5 million, which is summarized as follows:

Effective Date	Facility Location	Amount
Investments
December 2012	Effingham, Illinois(1)	$23.4 million
December 2012	Covington, Louisiana(2)	9.2 million
December 2012	Stockton, California(2)	0.7 million
September 2012	New Jersey(3)	12.3 million
March 2012	Chandler, Arizona(2)	0.8 million
February 2012	Midland, Texas(2)	3.0 million
Various	Various(4)	5.1 million

Total		$54.5 million

(1)	Acquisition of a noncontrolling interest in and right to manage a surgical facility in which the Company previously had no involvement. The facility is jointly owned with local physicians.

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

(4)	Represents the net payment related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

(4)	Noncontrolling Interests

The Company controls and therefore consolidates the results of 64 of its 213 U.S. facilities and consolidated all seven U.K. facilities it operated at the time the U.K. operations were spun-off. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the year ended December 31, 2012, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $4.0 million and $8.8 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Net income (loss) attributable to USPI’s common stockholder	$30,791	$(50,844)	$42,093
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(18,664)	(7,220)	(6,774)
Increase (decrease) in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	1,568	(473)	(452)

Net transfers to noncontrolling interests	(17,096)	(7,693)	(7,226)

Change in equity from net income (loss) attributable to USPI and transfers to non-controlling interests	$13,695	$(58,537)	$34,867

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions, and the income attributable to those interests, are not included as part of the Company’s equity and are carried as noncontrolling interests-redeemable on the Company’s consolidated balance sheets. The activity for the years ended December 31, 2012, 2011 and 2010 is summarized below (in thousands):

Noncontrolling Interests —Redeemable
Balance, December 31, 2009	$63,865
Net income attributable to noncontrolling interests	54,893
Distributions to noncontrolling interests	(53,485)
Purchases of noncontrolling interests	(2,180)
Sales of noncontrolling interests	9,984
Deconsolidation of noncontrolling interests and other	8,591

Balance, December 31, 2010	81,668
Net income attributable to noncontrolling interests	61,386
Distributions to noncontrolling interests	(59,701)
Purchases of noncontrolling interests	(1,951)
Sales of noncontrolling interests	18,422
Acquisition of new businesses	6,844

Balance, December 31, 2011	106,668
Net income attributable to noncontrolling interests	63,909
Distributions to noncontrolling interests	(67,278)
Purchases of noncontrolling interests	(9,968)
Sales of noncontrolling interests	25,948
Acquisition of new businesses	34,120

Balance, December 31, 2012	$153,399

(5)	Other Investments

The consolidated financial statements include the financial statements of USPI and subsidiaries the Company effectively controls, usually indicated by majority ownership. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights.

The Company has ownership in an entity that operates and manages seven surgical facilities in the Houston, Texas area. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company is able to make the decisions that are most significant to the operations of the entity and has provided all of the funding for the entity, which the entity has used to acquire surgical facilities. The Company is entitled to a majority of the entity’s earnings until the Company has received a specified return on the investment. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the years ended December 31, 2012 or 2011. At December 31, 2012 and 2011, the total assets of this entity were $80.1 million and $81.1 million, and the total liabilities owed to third parties were $17.6 million and $19.3 million, respectively. Such amounts are included in the accompanying consolidated balance sheets.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(6)	Other Receivables

Other receivables consist primarily of amounts receivable for services performed and funds advanced under management and administrative service agreements. As discussed in Note 12, many of the entities to which the Company provides management and administrative services are related parties, due to the Company being an investor in those facilities. At December 31, 2012 and 2011, the amounts receivable from related parties, which are included in other receivables on the Company’s consolidated balance sheet, totaled $7.5 million and $6.0 million, respectively.

(7)	Property and Equipment

At December 31, 2012 and 2011, property and equipment consisted of the following (in thousands):

	Estimated Useful Lives	2012	2011
Land	—	$4,441	$34,963
Buildings and leasehold improvements	7-50 years	110,497	164,808
Equipment	3-15 years	110,962	131,541
Furniture and fixtures	4-10 years	5,459	5,335
Construction in progress	—	2,312	14,412

		233,671	351,059
Accumulated depreciation		(107,145)	(115,738)

Net property and equipment		$126,526	$235,321

At December 31, 2012 and 2011, assets recorded under capital lease arrangements, included in property and equipment, consisted of the following (in thousands):

	2012	2011
Land and buildings	$21,087	$21,087
Equipment and furniture	10,967	16,939

	32,054	38,026
Accumulated amortization	(11,744)	(10,725)

Net property and equipment under capital leases	$20,310	$27,301

(8)	Goodwill and Intangible Assets

Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment at least annually, with tests of goodwill occurring at the reporting unit level (defined as an operating segment or one level below an operating segment). Prior to spinning off its U.K. operations in April 2012, the Company had two reporting units, corresponding to the two countries in which it operated. The Company now operates in one reportable business segment, the ownership and operation of surgical facilities in the U.S. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values.

The Company completed the required annual impairment tests during 2012, 2011 and 2010. No impairment losses were identified as a result of these goodwill impairment tests during 2012 or 2010.

In 2011, the Company recorded a goodwill impairment charge related to its U.K. reporting unit. The first step in the two-step impairment test for goodwill indicated that the fair value of the Company’s former U.K.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

reporting unit was less than the carrying value of the unit’s net assets. Therefore, the Company performed the second step of the test to compute the amount of the impairment. The amount of the impairment is the excess of the goodwill’s carrying value over its implied fair value. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, that is, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any identifiable intangible assets, whether or not previously recognized) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The Company determined the fair value of the reporting unit using discounted estimated future cash flows as well as a market approach that compared the former U.K. reporting unit’s earnings and revenue multiples to those of comparable public companies. The inputs to the cash flow models are Level 3 inputs under the GAAP fair value hierarchy due to the use of significant unobservable inputs, such as estimates of future annual revenues, margins and long-term growth.

As a result of this test, the Company recognized a goodwill impairment charge of $107.0 million at December 31, 2011, which is now included in discontinued operations in the accompanying consolidated statements of operations. The impairment primarily resulted from worsening conditions in the U.K. and European capital markets toward the end of 2011 that lead to generally lower business valuations and poor overall economic conditions which reduced the amount of healthcare purchased by individuals as a supplement to care provided by the National Health Service or funded with private insurance. Self-pay business, which represented 24% of the Company’s former U.K. revenues, is often more elective in nature in the U.K. and is generally considered more susceptible to changes in general economic conditions, as the cost of service is borne entirely by patients who must demonstrate ability to pay at the time of service.

As a result of impairment testing performed on the Company’s indefinite-lived management contracts, the Company recorded impairment losses on one contract in 2012, two contracts in 2011, and six contracts in 2010. These losses totaled approximately $1.7 million, $1.2 million and $5.9 million, respectively, and were primarily triggered by a reduction in the Company’s expected earnings under the contracts. Fair values for indefinite-lived intangible assets are estimated based on market multiples and discounted cash flow models which have been derived from the Company’s experience in acquiring surgical facilities, market participant assumptions and third-party valuations it has obtained with respect to such transactions. The inputs used in these models are Level 3 inputs, which under GAAP, are significant unobservable inputs. Inputs into these models include expected revenue growth, expected gross margins and discount factors. Such expense is recorded in “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations.

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 (in thousands):

	United States	United Kingdom	Total
Balance at December 31, 2010	$1,063,793	204,870	1,268,663
Additions	32,034	13,408	45,442
Goodwill impairment	—	(107,028)	(107,028)
Other	—	2,268	2,268

Balance at December 31, 2011	1,095,827	113,518	1,209,345
Additions	99,859	—	99,859
Other	—	(113,518)	(113,518)

Balance at December 31, 2012	$1,195,686	$—	$1,195,686

Goodwill additions resulted primarily from business combinations and additionally from purchases of additional interests in subsidiaries. In the United Kingdom, the other changes were related to foreign currency translation adjustments in 2011 and to the spin-off of the U.K. subsidiary in April 2012.

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

The following is a summary of intangible assets at December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Management and other service contracts	$20,828	$(12,534)	$8,294
Other	36,983	(7,266)	29,717

Total	$57,811	$(19,800)	$38,011

Indefinite Useful Lives
Management contracts			321,411

Total intangible assets			$359,422

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Management and other service contracts	$17,277	$(9,926)	$7,351
Other	30,494	(15,011)	15,483

Total	$47,771	$(24,937)	$22,834

Indefinite Useful Lives
Management contracts			304,306

Total intangible assets			$327,140

Amortization expense from continuing operations related to intangible assets with definite useful lives was $2.6 million and $2.1 million for the year ended December 31, 2012 and 2011, respectively. The amortization of debt issuance costs, which is included within interest expense, was $4.0 million and $3.5 million in for the year ended December 31, 2012 and 2011, respectively.

The following table provides estimated amortization expense, including amounts that will be classified within interest expense, related to intangible assets with definite useful lives for each of the years in the five-year period ending December 31, 2017 (in thousands):

2013	$7,338
2014	7,013
2015	6,795
2016	4,812
2017	4,445

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(9)	Long-term Debt

On April 3, 2012, the Company amended its senior secured credit facility, issued new senior unsecured notes, redeemed all validly tendered outstanding notes pursuant to the previously announced tender offer and consent solicitation, deposited funds with the trustee to redeem the remaining outstanding notes (which have since all been redeemed), and distributed the stock of its U.K. subsidiary to the equity holders of the Company’s parent, USPI Group Holdings, Inc.

At December 31, 2012 and 2011, long-term debt consisted of the following (in thousands):

	2012	2011
Amended senior secured credit facility	$976,338	$—
Senior secured credit facility	—	519,180
Senior unsecured notes, due 2020	440,000	—
Senior subordinated notes, due 2017	—	437,515
U.K. senior credit agreement	—	50,864
Notes payable to financial institutions	37,891	30,185
Capital lease obligations (Note 11)	25,305	30,712

Total long-term debt	1,479,534	1,068,456
Current portion	(17,913)	(25,487)

Long-term debt, less current portion	$1,461,621	$1,042,969

(a) Amended senior secured credit facility

The amended credit facility provided a new term loan and modified the terms of the Company’s existing term loan. The amended credit facility provided for borrowings consisting of $144.4 million in non-extended term loans maturing in April 2014; $312.4 million in extended term loans maturing in April 2017; $375.0 million in new term loans maturing in April 2019; and $125.0 million under a revolving facility maturing in April 2017. In December 2012, the Company borrowed an additional $150.0 million in a new term loan. In conjunction with the amendment to the credit facility, the Company repaid $16.0 million that was outstanding on its existing revolver and repaid $45.0 million of its existing term loan. The non-extended, extended and new term loans each require quarterly principal payments of 0.25% of the outstanding balance as of April 3, 2012 with the remaining balances due in April 2014 for the non-extended term loans, in April 2017 for the extended term loans and in April 2019 for the new term loans. No principal payments are required on the revolving credit facility until its maturity in 2017. At December 31, 2012, the Company had $976.3 million outstanding under the amended credit facility at a weighted average interest rate of approximately 5.2%. At December 31, 2012, the Company had $123.4 million available for borrowing under the revolving credit facility, representing the facility’s $125.0 million capacity, net of $1.6 million of outstanding letters of credit.

Interest rates on the amended credit facility are based on the prime rate or LIBOR plus a margin of 1.00% to 4.75%. Additionally, the Company pays 0.50% per annum on the daily-unused commitment of the new revolving credit facility. The Company also pays a quarterly participation fee of 2.13% per annum related to outstanding letters of credit.

The amended credit facility is guaranteed by USPI Holdings, Inc. and most of its directly and indirectly 100%-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of USPI’s capital stock, and the capital stock of each of USPI’s wholly owned domestic

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of the Company’s subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock.

Fees paid for unused portions of the credit facility were approximately $0.5 million, $0.4 million and $0.4 million in the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are included within interest expense in the Company’s consolidated statements of operations.

(b) Senior unsecured notes

The 9.0% senior unsecured notes, due in April 2020 (Notes) were issued in a private offering on April 3, 2012 and were subsequently registered as publicly traded securities through a Form S-4 declared effective by the SEC on September 5, 2012. The exchange offer was completed in October 2012. Interest on the Notes is payable on April 1 and October 1 of each year, and commenced on October 1, 2012. The Notes are unsecured senior obligations of the Company; however, the Notes are guaranteed by most of the Company’s directly and indirectly 100%-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sells assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. At December 31, 2012, the Company had $440.0 million of Notes outstanding.

(c) Senior secured credit facility

The senior secured credit facility (credit facility) provided the Company (1) an $85.0 million revolving credit facility with a maturity of six years and (2) a $530.0 million term loan facility with a maturity of seven years. The Company had utilized the availability under the $530.0 million term loan facility and was making the scheduled quarterly principal payments. As further described above, the credit facility was amended in April 2012.

Interest rates on the credit facility were based on LIBOR plus a margin of 2.00% to 2.25%. Additionally, the Company paid 0.50% per annum on the daily-unused commitment of the revolving credit facility. The credit facility was guaranteed by USPI Holdings, Inc. and its current and future direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility were secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of the Company’s capital stock, the capital stock of each of its wholly owned domestic subsidiaries and 65% of the capital stock of certain of its wholly-owned foreign subsidiaries. Additionally, the credit facility contained various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock.

(d) Senior subordinated notes

In 2007, the Company issued $240.0 million of 8 7/8% senior subordinated notes (the 2017 cash notes) and $200.0 million of 9 1/4%/10% senior subordinated toggle notes (the 2017 toggle notes and, together with the 2017 cash notes, the 2017 notes), all were due in 2017. Interest on the 2017 notes was payable on May 1 and November 1 of each year, which commenced on November 1, 2007. The 2017 notes were unsecured senior subordinated obligations of the Company; however, the 2017 notes were guaranteed by all of its current and future direct and indirect 100%-owned domestic subsidiaries. Additionally, the 2017 notes contained various

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

restrictive covenants, including financial covenants that limited the Company’s ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock.

As further described above, on May 1, 2012, the Company completed the redemption of all of its 2017 notes, which was funded by the Company’s issuance of $440.0 million 9.0% senior unsecured notes due 2020.

(e) United Kingdom borrowings

In April 2007, the Company’s U.K. subsidiary entered into an amended and restated senior credit agreement. Interest on the borrowings was based on a three-month or six-month LIBOR, or other rate as the bank may agree, plus a margin of 1.25% to 1.50%. The required principal payments were made by the Company. The borrowings were guaranteed by certain of the Company’s subsidiaries in the U.K. with a security interest in various assets, and a pledge of the capital stock of the U.K. borrowers and the capital stock of certain guarantor subsidiaries. The Agreement contained various restrictive covenants, including financial covenants that limited the Company’s ability and the ability of certain U.K. subsidiaries to borrow money or guarantee other indebtedness, grant liens on its assets, make investments, use assets as security in other transactions, pay dividends, enter into leases or sell assets or capital stock.

The Company ceased to be obligated under its U.K. borrowing agreements effective with the spin-off of its U.K. operations on April 3, 2012.

(f) Other Long-term Debt

The Company and its subsidiaries have notes payable to financial institutions and other parties of $37.9 million, which mature at various dates through 2022 and accrue interest at fixed and variable rates ranging from 3.5% to 8.3%. Capital lease obligations in the carrying amount of $25.3 million are secured by underlying real estate and equipment and have implicit interest rates ranging from 1.6% to 19.2%.

At year-end, the aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2012 were as follows (in thousands): 2013, $17,913; 2014, $160,276; 2015, $14,129; 2016, $13,361; 2017, $308,868 and thereafter, $964,987. Note 16 includes a description of changes to these maturities that resulted from a refinancing completed subsequent to year-end.

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for traded debt securities. At December 31, 2012, both the aggregate carrying amount and estimated fair value of long-term debt was approximately $1.5 billion. At December 31, 2011, the aggregate carrying amount and estimated fair value of long-term debt was approximately $1.1 billion and $1.0 billion, respectively. The fair value of debt is classified within Level 2 of the valuation hierarchy.

(10)	Derivatives

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

In order to manage the Company’s interest rate risk related to a portion of its variable-rate U.K. debt, in March 2011, the Company entered into an interest rate swap agreement for a notional amount of £18.0 million. The interest rate swap required the Company to pay 1.45% and to receive interest at a variable rate of three-month GBP-LIBOR and was reset quarterly. No collateral was required under the interest rate swap agreement. Although the swap matured in June 2012, the Company ceased to be obligated under the U.K. swap effective with the spin-off of its U.K. operations on April 3, 2012.

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

The proceeds from the swaps were used to settle the Company’s interest obligations on the hedged portion of the variable rate debt, which has the overall outcome of the Company paying and expensing a fixed rate of interest on the hedged debt.

The Company recognizes all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. The Company designated the interest rate swaps as cash flow hedges of certain of its variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings and would be classified as interest expense in the Company’s consolidated statements of operations. The Company recorded no expense related to ineffectiveness for the years ended December 31, 2012, 2011 or 2010. For the years ended December 31, 2011 and 2010, the Company reclassified $4.2 million and $7.9 million, respectively, out of other comprehensive income to interest expense related to the swaps. No material amounts were reclassified during 2012.

At December 31, 2011, the fair value of the U.K. interest rate swap was $0.1 million and was included in other current liabilities in the accompanying 2011 consolidated balance sheet, with the offset to other comprehensive income (loss). During the years ended December 31, 2011 and 2010, the amounts, net of taxes, recorded in other comprehensive income (loss) related to the interest rate swaps were $2.6 million and $3.4 million, respectively. The amounts recorded in 2012 were not material. The estimated fair value of the

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

interest rate swap was determined using a present value model of the contractual payments. Inputs to the model were based on prevailing LIBOR market data and incorporate credit data that measure nonperformance risk. The estimated fair value represents the theoretical exit cost the Company would have to pay to transfer the obligation to a market participant with similar credit risk. The fair value of the interest rate swap agreement is classified within Level 2 of the valuation hierarchy.

In December 2011, one of the Company’s U.S. subsidiaries loaned its U.K. subsidiary £15.0 million to fund the purchase of a hospital in Sheffield, England. In order to protect the Company against foreign currency fluctuations, in January 2012, the Company entered into a foreign currency contract with a bank to lock in the receipt of $21.5 million at the loan’s due date of May 31, 2012. This contract qualified for hedge accounting, and therefore the contract was recorded at fair value on the Company’s consolidated balance sheet, with the offset to other comprehensive income (loss). Due to the spin-off of the Company’s U.K. subsidiary, the contract was settled on April 4, 2012, and resulted in a payment to the bank of approximately $0.9 million, which was recorded in “Other, net” in the accompanying consolidated statement of operations.

(11)	Leases

The Company leases various office equipment and office space under a number of operating lease agreements, which expire at various times through the year 2027. Such leases do not involve contingent rentals, nor do they contain significant renewal or escalation clauses. Office leases generally require the Company to pay all executory costs (such as property taxes, maintenance and insurance).

Minimum future payments under noncancelable leases, with remaining terms in excess of one year as of December 31, 2012 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31,
2013	$5,339	$16,427
2014	4,276	14,266
2015	3,994	12,212
2016	3,528	10,740
2017	3,403	9,563
Thereafter	22,649	23,899

Total minimum lease payments	43,189	$87,107

Amount representing interest	(17,884)

Present value of minimum lease payments	$25,305

Total rent expense from continuing operations under operating leases was $15.8 million, $15.2 million and $15.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(12)	Related Party Transactions

The Company has entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3% to 8%. Amounts recognized under these agreements, after elimination of

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

amounts from consolidated surgery centers, totaled approximately $67.6 million, $60.0 million and $52.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Such amounts are included in management and contract service revenues in the accompanying consolidated statements of operations.

As discussed in Notes 3 and 4, the Company regularly engages in purchases and sales of ownership interests in its facilities. The Company operates 30 surgical facilities in partnership with the Baylor Healthcare System (Baylor) and local physicians in the Dallas/Fort Worth area. Baylor’s Chief Executive Officer is a member of the Company’s board of directors. The following table summarizes transactions with Baylor during 2011. The Company did not sell any ownership interests in facilities to Baylor in 2012 or 2010. The Company believes that the sale prices were approximately the same as if they had been negotiated on an arms’ length basis, and the prices equaled the value assigned by an external appraiser who valued the businesses immediately prior to the sale.

Date	Facility Location		Proceeds	Gain
August 2011	Dallas, Texas	(1)	$1.6 million	$	— million

(1)	Baylor acquired a controlling interest in this facility. The Company continues to account for this facility under the equity method of accounting.

In January 2013, the Company contributed two of the surgery centers acquired in the True Results acquisition to a joint venture with Baylor. Baylor paid the Company approximately $9.0 million for ownership interests in the two surgery centers. The Company continues to account for these facilities under the equity method.

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $2.0 million for the years ended December 31, 2012, 2011 and 2010. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At December 31, 2012, the Company had approximately $6.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $5.7 million is included in other long term liabilities in the accompanying consolidated balance sheet. At December 31, 2011, the Company had approximately $5.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $4.7 million is included in other long term liabilities in the accompanying consolidated balance sheet.

(13)	Income Taxes

Income tax expense attributable to income from continuing operations consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2012:
U.S. federal	$14,592	$2,202	$16,794
State and local	3,238	1,470	4,708

Total income tax expense	$17,830	$3,672	$21,502

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Current	Deferred	Total
Year ended December 31, 2011:
U.S. federal	$19,151	$15,194	$34,345
State and local	4,155	1,418	5,573

Total income tax expense	$23,306	$16,612	$39,918

	Current	Deferred	Total
Year ended December 31, 2010:
U.S. federal	$17,024	$7,726	$24,750
State and local	3,880	627	4,507

Total income tax expense	$20,904	$8,353	$29,257

Income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Computed “expected” tax expense	$42,670	$59,698	$45,211
Increase (reduction) in income taxes resulting from:
Book income of consolidated entities attributable to noncontrolling interests	(25,424)	(24,424)	(21,093)
State tax expense, net of federal benefit	3,453	3,970	2,979
Nondeductible goodwill	83	215	1,366
Other	720	459	794

Total	$21,502	$39,918	$29,257

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss and other tax carryforwards	$4,949	$6,635
Accrued expenses	16,446	11,027
Bad debts/reserves	4,711	3,323
Interest rate swaps	—	13
Capitalized costs and other	2,679	1,287

Total deferred tax assets	28,785	22,285
Valuation allowance	—	(820)

Total deferred tax assets, net	$28,785	$21,465

Deferred tax liabilities:
Basis difference of acquisitions	$175,382	$171,367
Accelerated depreciation	(2,081)	1,933
Capitalized interest and other	3,550	1,407

Total deferred tax liabilities	$176,851	$174,707

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company carries no valuation allowance against its deferred tax assets. If the Company’s estimates change significantly, the Company may need to add a valuation allowance in the future.

At December 31, 2012, the Company had federal net operating loss carryforwards for U.S. federal income tax purposes of approximately $14.1 million. The Company’s ability to offset future taxable income with these carryforwards would begin to be forfeited in 2023, if unused. The Company believes that it is more likely than not that it will be able to generate state taxable income in future periods to utilize its net operating loss carryforwards and other deferred tax assets.

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

On April 3, 2012 and December 17, 2012, the Company paid cash dividends of approximately $314.5 million and $69.9 million, respectively, to its Parent’s equity holders. Also, on April 3, 2012, the Company distributed the stock of its U.K. subsidiary to its Parent’s equity holders.

The Company accounts for equity-based compensation, such as stock options and other stock-based awards to employees and directors, at fair value. The fair value of the compensation is measured at the date of grant and recognized as expense over the recipient’s requisite service period.

The Company’s parent, USPI Group Holdings, Inc., has granted stock options and nonvested share awards to certain employees and members of the board of directors. These awards were granted pursuant to the 2007 Equity Incentive Plan (the Plan) which was adopted by Parent’s board of directors. The board of directors or a designated administrator has the sole authority to determine which individuals receive grants, the type of grant to be received, the vesting period and all other option terms. Stock options granted generally have a term not to exceed eight years. A maximum of 20,726,523 shares of stock may be delivered under the Plan. As 11,243,875 shares had been delivered under the Plan at December 31, 2012, 9,482,648 remained available for delivery, with 12,108,707 awards having been granted at December 31, 2012.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Total equity-based compensation included in the consolidated statements of operations, classified by line item, is as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Salaries, benefits and other employee costs	$445	$404	$566
General and administrative expenses	987	833	1,128
Other operating expenses	245	—	—
Discontinued operations	—	—	474

Expense before income tax benefit	1,677	1,237	2,168
Income tax benefit	(247)	(206)	(494)

Total equity-based compensation expense, net of tax	$1,430	$1,031	$1,674

Total equity-based compensation, included in the consolidated statements of operations, classified by type of award, is as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Share awards	$641	$835	$1,331
Stock options	791	402	837
Warrants	245	—	—

Expense before income tax benefit	1,677	1,237	2,168
Income tax benefit	(247)	(206)	(494)

Total equity-based compensation expense, net of tax	$1,430	$1,031	$1,674

Total unrecognized compensation related to nonvested awards of stock options and nonvested shares was $12.7 million at December 31, 2012 of which $3.9 million is expected to be recognized over a weighted average period of approximately three years. The remaining $8.8 million relates to restricted share awards exchanged in conjunction with the merger and will be expensed only upon the occurrence of a change in control or other qualified exit event.

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

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Assumptions:
Expected life in years	4.82	4.82	4.82
Risk-free interest rates	0.67-0.74%	0.93-2.35%	1.35-2.59%
Dividend yield	0.0%	0.0%	0.0%
Volatility	45.16%	45.16%	45.16%
Weighted average grant-date fair value	$0.54	$0.75	$0.65

Stock option activity during the year ended December 31, 2012 was as follows:

Stock Options	Number of Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	6,157	$0.99	4.9	$10,591
Additional grants	659	1.38	—	—
Exercised	(3,702)	0.46	—	—
Forfeited or expired	(204)	0.96	—	—

Outstanding at December 31, 2012	2,910	$0.47	6.5	$1,840

Exercisable at December 31, 2012	801	$0.29	5.7	$652

During the year ended December 31, 2012, the majority of the options exercised were cashless and were exercised in conjunction with the April 2012 dividend payment. During the years ended December 31, 2011 and 2010, the Company received immaterial cash proceeds from the exercise of stock options. The total intrinsic value of options exercised during the year ended December 31, 2012 was $8.2 million.

In conjunction with the dividends paid in 2012, the Company lowered the exercise price on unvested options by an amount equal to the per share dividend paid. As a result of this modification, the Company will incur an additional $1.7 million of compensation expense over the service period of the unvested options. Approximately $0.4 million of additional compensation expense was recorded in 2012 due to the modifications.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Additionally, in conjunction with the merger in April 2007, Parent cancelled 379,000 restricted share awards of the Company’s predecessor. These share awards were replaced with 2,212,957 nonvested shares of Parent. This cancellation and exchange was accounted for as a modification. The replacement awards vest only upon the occurrence of a change in control or other exit event as defined in the award agreement and Company performance. As a result of the modification, approximately $8.8 million of unamortized compensation cost related to the Predecessor awards will only be expensed upon the occurrence of a change in control or qualified exit event, and the completion of the derived service period. At December 31, 2012, 2,212,957 of these share awards were outstanding and unvested.

The grants of nonvested share awards, excluding the awards exchanged concurrent with the merger, during the year ended December 31, 2012 are summarized as follows:

Nonvested Shares	Number of Shares (000)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2012	7,195	$0.52
Additional grants	—	—
Vested	(110)	1.38
Forfeited	(100)	0.45

Nonvested at December 31, 2012	6,985	$0.50

The weighted average grant-date fair value per share award was $1.85 and $1.62 for the years ended December 31, 2011 and 2010, respectively. No nonvested shares were granted during 2012. The total fair value of shares which vested during the years ended December 31, 2012, 2011 and 2010 was approximately $0.2 million, $3.5 million and $3.0 million, respectively.

Warrants

During 2009, Parent granted warrants to a hospital partner that holds ownership in some of the Company’s facilities. The warrants are to purchase Parent’s common stock and were fully vested and non-forfeitable at the date of grant but contain exercise restrictions. Because the warrants are fully vested, the expense associated with them was recorded upon grant within “other operating expenses” at a fair value determined using the Black-Scholes formula. The assumptions included an expected life equal to the contractual life of approximately 8 1/2 years; a risk free interest rate of 2.7%; a dividend yield of 0.0%; and an estimated volatility of approximately 58%. In this grant, the hospital partner received 333,330 warrants with an original exercise price of $3.00 per share, of which 55,555 were exercisable immediately; the exercise restrictions on additional tranches of 55,555 warrants lapse each December 1 which began in 2009 and ends in 2013. At December 31, 2012, 277,775 warrants are exercisable.

During 2008, one of the Company’s hospital partners, Baylor, was granted 666,666 warrants to purchase Parent’s common stock with an original exercise price of $3.00 per share. The warrants were fully vested and nonforfeitable but contain exercise restrictions. The exercise restrictions on 111,111 warrants lapse each December 31 which began in 2008 and ends in 2013. The warrants have a contractual life of ten years. The total fair value of the warrants was approximately $0.3 million and was determined using the Black Scholes formula. The assumptions included an expected life equal to the contractual life of the warrants; a risk free interest rate of 3.5%, a dividend yield of 0.0%; and an estimated volatility of approximately 59%. Because the warrants were fully vested, the expense associated with these warrants was recorded upon grant within “other operating expenses.” Baylor’s Chief Executive Officer is a member of the Company’s Board of Directors (Note 12). At December 31, 2012, 555,555 warrants are exercisable.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During 2007, Parent granted a total of 2,333,328 warrants to purchase its common stock to four of the Company’s hospital partners. The exercise price of the warrants was originally $3.00 per share. All of the warrants were fully vested and non-forfeitable but contain exercise restrictions. Of the 2,333,328 warrants outstanding at December 31, 2012, 2,055,551 warrants are exercisable and the remaining 277,777 warrants will become fully exercisable by 2013. The warrants have a contractual life of eight to ten years. The total fair value of the warrants was approximately $1.1 million and was determined using the Black Scholes formula. The assumptions included an expected life equal to the contractual life of each warrant; a risk free interest rate of 3.6% to 4.6%; a dividend yield of 0.0%; and an estimated volatility of approximately 59%. Because the warrants were fully vested, the expense associated with these warrants was recorded upon grant within “other operating expenses.”

In conjunction with the dividends that were paid by the Company in 2012, the Company lowered the exercise price on the outstanding warrants by an amount equal to the per share dividend. At December 31, 2012, the exercise price is $1.39 per share. As a result of this modification, the Company recorded an additional $0.2 million of other operating expense in 2012.

(15)	Commitments and Contingencies

(a) Financial Guarantees

As of December 31, 2012, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $66.0 million. Of the total, $20.2 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $37.8 million of the remaining $45.8 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $8.0 million primarily represents guarantees of the obligations of four facilities which have been sold. The Company has full recourse to the buyers with respect to these amounts.

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

(c) Self Insurance and Professional Liability Claims

The Company is self-insured for certain losses related to health and workers’ compensation claims, although it obtains third-party insurance coverage to limit its exposure to these claims. The Company estimates its self-insured liabilities using a number of factors including historical claims experience, an estimate of incurred but

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

not reported claims, demographic factors, severity factors and actuarial valuations. The Company believes that the accruals established at December 31, 2012, which were estimated based on actual employee health claim patterns, adequately provide for its exposure under this arrangement. The Company’s potential for losses related to professional and general liability is managed through a wholly-owned insurance captive.

(d) Employee Benefit Plans

The Company’s eligible employees may choose to participate in the United Surgical Partners International, Inc. 401(k) Plan under which the Company may elect to make contributions that match from zero to 100% of participants’ contributions. Charges to expense under this plan were $2.4 million, $2.2 million and $2.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company’s former U.K. subsidiary, which was spun-off on April 3, 2012, has obligations remaining under a defined benefit pension plan that originated in 1991 and was closed to new participants at the end of 1998. At December 31, 2011, the plan had 59 participants, plan assets of $10.5 million, an accumulated pension benefit obligation of $13.7 million, and a projected benefit obligation of $13.7 million. Pension expense, which is now classified within discontinued operations, for the years ended December 31, 2011 and 2010 was $0.4 million and $0.5 million, respectively.

The Company’s Deferred Compensation Plan covers select members of management as determined by its Compensation Committee. Under the plan, eligible employees may contribute a portion of their salary and annual bonus on a pretax basis. The plan is a non-qualified plan; therefore, the associated liabilities are included in the Company’s consolidated balance sheets as of December 31, 2012 and 2011. In addition, the Company maintains an irrevocable grantor’s trust to hold assets that fund benefit obligations under the plan, including corporate-owned life insurance policies. The cash surrender value of such policies is included in the consolidated balance sheets in other noncurrent assets and totaled $11.8 million and $10.7 million at December 31, 2012 and 2011, respectively. The Company’s obligations related to the plan were $16.5 million and $13.2 million, at December 31, 2012 and 2011, respectively, of which $1.5 million and $0.7 million in 2012 and 2011, respectively, are included in accrued salaries and benefits with the remaining amounts included in other long-term liabilities. Total expense under the plan for the years ended December 31, 2012, 2011 and 2010 was $1.2 million, $1.2 million and $0.8 million, respectively.

(e) Employment Agreements

The Company entered into employment agreements dated April 19, 2007 with Donald E. Steen and William H. Wilcox. The agreement with Mr. Steen, who serves as the Company’s Chairman provides for annual base compensation of $312,500 (as of December 31, 2012), subject to increases approved by the board of directors, a performance bonus based on the sole discretion of the Company’s Board of Directors, and his continued employment until April 19, 2013. After April 19, 2013, the contract automatically renews for additional one year terms unless terminated by either party.

The agreement with Mr. Wilcox, the Company’s Chief Executive Officer, provides for annual base compensation of $635,000 (as of December 31, 2012), subject to increases approved by the board of directors, and Mr. Wilcox is eligible for a performance bonus based on the sole discretion of the Company’s Board of Directors. The agreement renews automatically for two-year terms unless terminated by either party.

At December 31, 2012, the Company has employment agreements with 18 other senior managers which generally include one year terms and renew automatically for additional one year terms unless terminated by

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

either party. The total annual base compensation under these agreements is $6.2 million as of December 31, 2012, subject to increases approved by the board of directors, and performance bonuses of up to a total of $5.4 million per year.

(16)	Subsequent Events

In February 2013, the Company further amended its senior secured credit facility and borrowed $150.0 million, which was used to repay the non-extended term loan of $144.4 million and related fees and expenses. The new term loan matures in April 2019. The amendment also changed the interest rate charged on the term loans to LIBOR plus a margin of 3.50% to 3.75%.

The Company has entered into letters of intent with various entities regarding possible joint venture, development or other transactions. These possible joint ventures, developments or other transactions are in various stages of negotiation.

(17)	Condensed Consolidating Financial Statements

The following information is presented as required by regulations of the SEC. None of this information is routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services.

The Notes were issued in a private offering on April 3, 2012 and were subsequently registered as publicly traded securities through a Form S-4 declared effective by the SEC on September 5, 2012. The exchange offer was completed in October 2012. The Notes are unsecured obligations of the Company; however, the Notes are guaranteed by most of its direct and indirect 100%-owned domestic subsidiaries. USPI, which issued the Notes, does not have independent assets or operations. USPI’s investees in which USPI owns less than 100% are not guarantors of the obligation. The financial positions and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship at the end of the period presented. Consolidation adjustments include purchase accounting entries for investments in which the Company’s ownership percentage in non-participating investees is not high enough to permit the application of pushdown accounting.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets:

As of December 31, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$42,291	$8,912	$—	$51,203
Available for sale securities	10,741	—	—	10,741
Accounts receivable, net	—	50,108	—	50,108
Other receivables	71,246	25,918	(82,553)	14,611
Inventories of supplies	793	7,224	—	8,017
Prepaids and other current assets	35,460	1,834	—	37,294

Total current assets	160,531	93,996	(82,553)	171,974
Property and equipment, net	31,919	94,184	423	126,526
Investments in affiliates	922,507	—	(438,428)	484,079
Goodwill and intangible assets, net	958,104	185,537	411,467	1,555,108
Other assets	22,328	1,169	(435)	23,062

Total assets	$2,095,389	$374,886	$(109,526)	$2,360,749

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$782	$14,199	$—	$14,981
Accrued expenses and other	248,910	74,718	(82,116)	241,512
Current portion of long-term debt	8,659	10,244	(990)	17,913

Total current liabilities	258,351	99,161	(83,106)	274,406
Long-term debt, less current portion	1,408,963	52,861	(203)	1,461,621
Other long-term liabilities	194,360	5,472	(496)	199,336
Parent’s equity	233,715	182,214	(182,214)	233,715
Noncontrolling interests	—	35,178	156,493	191,671

Total liabilities and equity	$2,095,389	$374,886	$(109,526)	$2,360,749

As of December 31, 2011	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$36,198	$5,624	$—	$41,822
Available for sale securities	4,815	—	—	4,815
Accounts receivable, net	—	58,057	—	58,057
Other receivables	44,627	52,122	(86,250)	10,499
Inventories of supplies	737	9,380	—	10,117
Prepaids and other current assets	27,433	2,585	—	30,018

Total current assets	113,810	127,768	(86,250)	155,328
Property and equipment, net	23,705	211,296	320	235,321
Investments in affiliates	952,116	—	(507,382)	444,734
Goodwill and intangible assets, net	930,186	251,882	354,417	1,536,485
Other assets	88,206	511	(67,087)	21,630

Total assets	$2,108,023	$591,457	$(305,982)	$2,393,498

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,789	$26,976	$—	$28,765
Accrued expenses and other	227,790	79,603	(84,408)	222,985
Current portion of long-term debt	5,595	21,193	(1,301)	25,487

Total current liabilities	235,174	127,772	(85,709)	277,237
Long-term debt, less current portion	952,717	91,038	(786)	1,042,969
Other long-term liabilities	187,444	11,618	(309)	198,753
Parent’s equity	732,688	335,461	(335,461)	732,688
Noncontrolling interests	—	25,568	116,283	141,851

Total liabilities and equity	$2,108,023	$591,457	$(305,982)	$2,393,498

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations:

Year Ended December 31, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$112,454	$452,614	$(24,833)	$540,235
Equity in earnings of unconsolidated affiliates	145,387	6,652	(55,646)	96,393
Operating expenses, excluding depreciation and amortization	84,757	316,704	(34,022)	367,439
Depreciation and amortization	7,419	16,412	124	23,955

Operating income	165,665	126,150	(46,581)	245,234
Interest expense, net	(80,293)	(4,965)	—	(85,258)
Loss on early retirement of debt	(37,450)	—	—	(37,450)
Other income (expense), net	(700)	(313)	400	(613)

Income from continuing operations before income taxes	47,222	120,872	(46,181)	121,913
Income tax expense	(19,504)	(1,998)	—	(21,502)

Income from continuing operations	27,718	118,874	(46,181)	100,411
Earnings from discontinued operations, net of tax	3,073	3,212	(3,212)	3,073

Net income	30,791	122,086	(49,393)	103,484
Less: Net income attributable to noncontrolling interests	—	(18,462)	(54,231)	(72,693)

Net income attributable to Parent	$30,791	$103,624	$(103,624)	$30,791

Year Ended December 31, 2011	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$106,481	$416,496	$(23,799)	$499,178
Equity in earnings of unconsolidated affiliates	138,005	3,461	(58,329)	83,137
Operating expenses, excluding depreciation and amortization	79,067	270,353	(21,941)	327,479
Depreciation and amortization	6,635	14,410	132	21,177

Operating income	158,784	135,194	(60,319)	233,659
Interest expense, net	(58,835)	(4,186)	—	(63,021)
Other income (expense), net	(155)	265	(183)	(73)

Income from continuing operations before income taxes	99,794	131,273	(60,502)	170,565
Income tax expense	(39,076)	(842)	—	(39,918)

Income from continuing operations	60,718	130,431	(60,502)	130,647
Loss from discontinued operations, net of tax	(111,562)	(97,846)	97,846	(111,562)

Net income (loss)	(50,844)	32,585	37,344	19,085
Less: Net income attributable to noncontrolling interests	—	(16,978)	(52,951)	(69,929)

Net income (loss) attributable to Parent	$(50,844)	$15,607	$(15,607)	$(50,844)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2010	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$97,463	$398,789	$(22,303)	$473,949
Equity in earnings of unconsolidated affiliates	123,107	2,116	(55,307)	69,916
Operating expenses, excluding depreciation and amortization	86,521	263,185	(22,944)	326,762
Depreciation and amortization	7,249	15,040	204	22,493

Operating income	126,800	122,680	(54,870)	194,610
Interest expense, net	(61,205)	(4,849)	(90)	(66,144)
Other income (expense), net	708	—	—	708

Income from continuing operations before income taxes	66,303	117,831	(54,960)	129,174
Income tax benefit (expense)	(26,946)	(2,311)	—	(29,257)

Income from continuing operations	39,357	115,520	(54,960)	99,917
Earnings from discontinued operations, net of tax	2,736	9,205	(9,205)	2,736

Net income	42,093	124,725	(64,165)	102,653
Less: Net income attributable to noncontrolling interests	—	(12,879)	(47,681)	(60,560)

Net income attributable to Parent	$42,093	$111,846	$(111,846)	$42,093

Condensed Consolidating Statements of Comprehensive Income (Loss):

Year Ended December 31, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$30,791	$122,086	$(49,393)	$103,484
Other comprehensive income:
Foreign currency translation adjustments	4,938	4,938	(4,938)	4,938
Unrealized gain on available for sale securities, net of tax	22	—	—	22
Unrealized loss on foreign currency contract, net of tax	(560)	—	—	(560)
Unrealized gain on interest rate swap, net of tax	15	15	(15)	15
Reclassification due to spin-off of U.K. subsidiary:
Foreign currency translation adjustments	58,682	58,682	(58,682)	58,682

Total other comprehensive income	63,097	63,635	(63,635)	63,097

Comprehensive income	93,888	185,721	(113,028)	166,581
Comprehensive income attributable to noncontrolling interests	—	(18,462)	(54,231)	(72,693)

Comprehensive income attributable to Parent	$93,888	$167,259	$(167,259)	$93,888

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2011	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income (loss)	$(50,844)	$32,585	$37,344	$19,085
Other comprehensive income:
Foreign currency translation adjustments	1,272	1,272	(1,272)	1,272
Unrealized gain on interest rate swaps, net of tax	2,560	204	(204)	2,560
Unrealized gain available for sale securities, net of tax	42	—	—	42
Pension adjustments, net of tax	(556)	(556)	556	(556)

Total other comprehensive income	3,318	920	(920)	3,318

Comprehensive income (loss)	(47,526)	33,505	36,424	22,403
Less: Comprehensive income attributable to noncontrolling interests	—	(16,978)	(52,951)	(69,929)

Comprehensive income (loss) attributable to Parent	$(47,526)	$16,527	$(16,527)	$(47,526)

Year Ended December 31, 2010	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$42,093	$124,725	$(64,165)	$102,653
Other comprehensive income:
Foreign currency translation adjustments	(11,638)	(11,638)	11,638	(11,638)
Unrealized gain on interest rate swaps, net of tax	3,408	780	(780)	3,408
Pension adjustments, net of tax	724	724	(724)	724

Total other comprehensive income	(7,506)	(10,134)	10,134	(7,506)

Comprehensive income	34,587	114,591	(54,031)	95,147
Less: Comprehensive income attributable to noncontrolling interests	—	(12,879)	(47,681)	(60,560)

Comprehensive income attributable to Parent	$34,587	$101,712	$(101,712)	$34,587

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows:

Year Ended December 31, 2012	Guarantor	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$30,791	$122,086	$(49,393)	$103,484
Earnings from discontinued operations	(3,073)	(3,212)	3,212	(3,073)
Loss on early retirement of debt	37,450	—	—	37,450
Changes in operating and intercompany assets and liabilities and noncash items included in net income	26,477	28,812	(12,837)	42,452

Net cash provided by (used in) operating activities	91,645	147,686	(59,018)	180,313
Cash flows from investing activities:
Purchases of property and equipment, net	(13,276)	(6,926)	—	(20,202)
Purchases of new businesses and equity interests, net	(103,322)	(37,788)	—	(141,110)
Other items, net	(56)	2,513	(2,052)	405

Net cash used in investing activities	(116,654)	(42,201)	(2,052)	(160,907)
Cash flows from financing activities:
Long-term borrowings, net	400,165	(3,768)	813	397,210
Payment of common stock dividend	(384,426)	—	—	(384,426)
Purchases and sales of noncontrolling interests, net	4,763	—	—	4,763
Distributions to noncontrolling interests	—	(136,555)	58,795	(77,760)
Decrease in cash held on behalf of noncontrolling interest holders and other	(23,049)	39,063	1,239	17,253

Net cash provided by (used in) financing activities	(2,547)	(101,260)	60,847	(42,960)
Net cash (used in) provided by discontinued operations	33,649	(937)	223	32,935

Net increase in cash	6,093	3,288	—	9,381
Cash at the beginning of the period	36,198	5,624	—	41,822

Cash at the end of the period	$42,291	$8,912	$—	$51,203

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2011	Guarantor	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(50,844)	$32,585	$37,344	$19,085
Loss from discontinued operations	111,562	97,846	(97,846)	111,562
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	26,940	1,350	5,730	34,020

Net cash provided by (used in) operating activities	87,658	131,781	(54,772)	164,667
Cash flows from investing activities:
Purchases of property and equipment, net	(7,955)	(7,241)	—	(15,196)
Purchases of new businesses and equity interests, net	(77,881)	—	—	(77,881)
Other items, net	2,250	12,009	(14,737)	(478)

Net cash used in investing activities	(83,586)	4,768	(14,737)	(93,555)
Cash flows from financing activities:
Long-term borrowings, net	(14,265)	(8,236)	2,509	(19,992)
Purchases and sales of noncontrolling interests, net	510	—	—	510
Distributions to noncontrolling interests	—	(122,563)	54,772	(67,791)
Decrease in cash held on behalf of noncontrolling interest holders and other	11,057	(220)	12,228	23,065

Net cash provided by (used in) financing activities	(2,698)	(131,019)	69,509	(64,208)
Net cash (used in) provided by discontinued operations	(25,362)	27	—	(25,335)

Net increase (decrease) in cash	(23,988)	5,557	—	(18,431)
Cash at the beginning of the period	60,186	67	—	60,253

Cash at the end of the period	$36,198	$5,624	$—	$41,822

Year Ended December 31, 2010	Guarantor	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$42,093	$124,725	$(64,165)	$102,653
Earnings from discontinued operations	(2,736)	(9,206)	9,206	(2,736)
Changes in operating and intercompany assets and liabilities and noncash items included in net income	26,961	20,065	1,375	48,401

Net cash provided by operating activities	66,318	135,584	(53,584)	148,318
Cash flows from investing activities:
Purchases of property and equipment, net	(5,437)	(14,261)	—	(19,698)
Purchases of new businesses and equity interests, net	(21,698)	(11,400)	—	(33,098)
Other items, net	(4,808)	(2,348)	8,450	1,294

Net cash used in investing activities	(31,943)	(28,009)	8,450	(51,502)
Cash flows from financing activities:
Long-term borrowings, net	14,735	(13,971)	4,513	5,277
Purchases and sales of noncontrolling interests, net	739	—	—	739
Distributions to noncontrolling interests	—	(112,573)	53,584	(58,989)
Dividend payment on common stock	(850)	—	—	(850)
Increase in cash held on behalf of noncontrolling interest holders and other	(11,743)	10,612	(12,963)	(14,094)

Net cash used in financing activities	2,881	(115,932)	45,134	(67,917)
Net cash used in discontinued operations	(4,500)	964	—	(3,536)

Net increase (decrease) in cash	32,756	(7,393)	—	25,363
Cash at the beginning of the period	27,430	7,460	—	34,890

Cash at the end of the period	$60,186	$67	$—	$60,253

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(18)	Selected Quarterly Financial Data (Unaudited)

	2012 Quarters
	First	Second	Third	Fourth
Net revenues	$128,195	$129,220	$128,305	$154,515
Income from continuing operations	32,968	5,856	26,622	34,321
Net income attributable to noncontrolling interests	(17,680)	(17,348)	(16,638)	(21,027)
Net income (loss) attributable to USPI’s common stockholder	18,724	(11,492)	9,983	13,576

	2011 Quarters
	First	Second	Third	Fourth
Net revenues	$119,094	$123,447	$122,261	$134,376
Income from continuing operations	28,907	32,387	29,878	39,475
Net income attributable to noncontrolling interests	(15,712)	(17,282)	(16,598)	(20,337)
Net income (loss) attributable to USPI’s common stockholder	15,721	17,786	15,286	(99,637)

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including case volumes, interest rates, acquisitions, changes in contracts, the timing of price changes, and financing activities. The Company has also completed acquisitions and opened new facilities throughout 2011 and 2012, all of which significantly affect the comparability of net income (loss) from quarter to quarter. In addition, the Company recorded a $37.5 million loss on the early retirement of debt in the second quarter of 2012 due to the Company refinancing transactions in April 2012. The Company also recorded a $107.0 million goodwill impairment charged related to its former U.K. subsidiary in the fourth quarter of 2011. As further disclosed in Note 1, the U.K. subsidiary’s operating results are now reported in discontinued operations.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Balance at Beginning of Period	Additions Charged to:		Deductions(2)	Other Items(3)	Balance at End of Period
		Costs and Expenses	Other Accounts
	(In thousands)
Year ended December 31, 2010(1)	$8,160	$8,458	$—	$(8,742)	$(395)	$7,481
Year ended December 31, 2011(1)	7,481	9,648	—	(9,130)	577	8,576
Year ended December 31, 2012(1)	8,576	9,678	—	(9,376)	1,026	9,904

Valuation allowance for deferred tax assets

	Balance at Beginning of Period	Additions Charged to:		Deductions	Other Items	Balance at End of Period
		Costs and Expenses	Other Accounts
	(In thousands)
Year ended December 31, 2010	$3,283	$—	$—	$—	$(2,598)	$685
Year ended December 31, 2011	685	—	—	—	135	820
Year ended December 31, 2012	820	—	—	—	(820)	—

(1)	Includes amounts related to companies disposed of in 2010 through 2012.

(2)	Accounts written off.

(3)	Balances from entities that were deconsolidated and other.

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

S-1

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Consolidated Financial Statements

Years Ended June 30, 2012 and 2011

(With Independent Auditors’ Report Thereon)

1

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

REPORT OF INDEPENDENT AUDITORS

To the Board of Managers

Texas Health Ventures Group, L.L.C.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in equity, and of cash flows present fairly, in all material respects, the financial position of Texas Health Ventures Group, L.L.C and Subsidiaries (the “Company”) at June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

November 5, 2012

Dallas, Texas

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS —

JUNE 30, 2012 AND 2011

	2012	2011
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash	$—	$1,085
Funds due from United Surgical Partners, Inc.	46,854	46,538
Patient receivables, net of allowance for doubtful accounts of $13,313 and $10,523 at June 30, 2012 and 2011, respectively	61,648	57,894
Supplies	11,200	10,531
Prepaid and other current assets	3,231	3,076

Total current assets	122,933	119,124
PROPERTY AND EQUIPMENT, net (Note 2)	192,984	199,922
OTHER LONG-TERM ASSETS:
Investments in unconsolidated affiliates (Note 4)	2,503	2,298
Goodwill and intangible assets, net (Note 6)	180,426	174,036
Other	280	575

Total assets	$499,126	$495,955

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,869	$17,996
Accrued expenses and other	21,511	21,187
Current portion of long-term obligations (Note 7)	11,688	16,339

Total current liabilities	53,068	55,522
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION (Note 7)	156,815	164,747
OTHER LIABILITIES	13,885	14,424

Total liabilities	223,768	234,693
COMMITMENTS AND CONTINGENCIES (Notes 7, 8, 9 and 10)
NONCONTROLLING INTERESTS — REDEEMABLE	53,844	49,251
EQUITY:
Members’ equity	202,740	194,810
Noncontrolling interests — nonredeemable	18,774	17,201

Total equity	221,514	212,011

Total liabilities and equity	$499,126	$495,955

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(In thousands)

	2012	2011
REVENUES:
Net patient service revenue	$666,136	$578,825
Management and royalty fee income (Note 9)	547	601
Other income	872	802

Total revenues	667,555	580,228

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES (Note 4)	1,390	1,199

OPERATING EXPENSES:
Salaries, benefits, and other employee costs	142,634	127,628
Medical services and supplies	160,942	139,517
Management and royalty fees (Note 9)	27,333	23,785
Professional fees	3,624	4,072
Other operating expenses	90,616	80,658
Provision for doubtful accounts	21,119	15,636
Depreciation and amortization	27,291	24,536

Total operating expenses	473,559	415,832

Operating income	195,386	165,595
NONOPERATING INCOME (EXPENSES):
Interest expense	(17,044)	(15,998)
Interest income (Note 9)	236	235
Other income (expense), net	(271)	(271)

Income before income taxes	178,307	149,561
INCOME TAXES	(4,228)	(3,661)

Net income	174,079	145,900
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS — Redeemable	(86,872)	(71,501)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS — Nonredeemable	(5,209)	(4,833)

Net income attributable to the Company	$81,998	$69,566

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(In thousands)

	Equity				Noncontrolling Interests — Nonredeemable
	Total	USP	BUMC	Total
Balance at June 30, 2010	$187,636	$85,873	$86,218	$172,091	$15,545
Net income	74,399	34,713	34,853	69,566	4,833
Distributions to members	(68,266)	(31,727)	(31,855)	(63,582)	(4,684)
Contributions from members	17,859	8,912	8,947	17,859	—
Purchase of noncontrolling interests	653	(583)	(585)	(1,168)	1,821
Sales of noncontrolling interests	(270)	22	22	44	(314)

Balance at June 30, 2011	212,011	97,210	97,600	194,810	17,201
Net income	87,207	40,917	41,081	81,998	5,209
Distributions to members	(80,418)	(37,834)	(37,986)	(75,820)	(4,598)
Contributions from members	2,425	1,210	1,215	2,425	—
Purchase of noncontrolling interests	193	(595)	(597)	(1,192)	1,385
Sales of noncontrolling interests	96	259	260	519	(423)

Balance at June 30, 2012	$221,514	$101,167	$101,573	$202,740	$18,774

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

(In thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$174,079	$145,900
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	21,119	15,636
Depreciation and amortization	27,291	24,536
Amortization of debt issue costs	19	9
Equity in earnings of unconsolidated affiliates, net of distributions received	(205)	(427)
Changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(24,513)	(22,931)
Supplies, prepaids, and other assets	(714)	(2,058)
Accounts payable and accrued expenses	1,612	3,789

Net cash provided by operating activities	198,688	164,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of new businesses and equity interests, net of cash received of $404 and $1,862 for 2012 and 2011, respectively	(3,181)	(20,000)
Purchases of property and equipment	(4,642)	(11,898)
Change in deposits and notes receivables	(17)	330
Change in funds due from United Surgical Partners, Inc.	(324)	(2,219)

Net cash used in investing activities	(8,164)	(33,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	3,093
Payments on long-term obligations	(27,942)	(17,067)
Distributions to noncontrolling interest owners	(87,206)	(70,644)
Purchases of noncontrolling interests	(2,044)	(1,969)
Sales of noncontrolling interests	1,403	2,206
Contributions from members	—	17,859
Distributions to members	(75,820)	(63,582)

Net cash used in financing activities	(191,609)	(130,104)

(DECREASE) INCREASE IN CASH	(1,085)	563
CASH, beginning of period	1,085	522

CASH, end of period	$—	$1,085

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$17,455	$15,917
Cash paid for income taxes	3,837	3,143
Noncash transactions:
Noncash assets contributed by Members (Note 3)	2,425	—
Assets acquired under capital leases	10,724	36,271

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Texas Health Ventures Group, L.L.C. and subsidiaries (THVG or the Company), a Texas limited liability company, was formed on January 21, 1997, for the primary purpose of developing, acquiring, and operating ambulatory surgery centers and related entities. THVG is ultimately a subsidiary of Baylor Health Care System through the combined ownership by Baylor University Medical Center and Baylor Health Services (collectively referred to herein as Baylor). USP North Texas, Inc. (USP), a Texas corporation and subsidiary of United Surgical Partners International, Inc. (USPI), owns 49.9% of THVG. THVG’s fiscal year ends June 30. THVG’s subsidiaries’ fiscal years end December 31; however, the financial information of these subsidiaries included in these consolidated financial statements is as of and for the twelve months ended June 30, 2012 and 2011.

THVG owns equity interests in and operates ambulatory surgery centers, surgical hospitals, and related businesses in the Dallas/Fort Worth, Texas, metropolitan area. At June 30, 2012, THVG operated thirty facilities (the Facilities) under management contracts, twenty-nine of which are consolidated for financial reporting purposes and one of which is accounted for under the equity method. In addition, THVG holds equity method investments in two partnerships that each own the real estate used by two of the Facilities.

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

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Cash Equivalents

THVG considers all highly liquid instruments with original maturities when purchased of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2012 or 2011.

Patient Receivables

Patient receivables are stated at estimated net realizable value. Significant concentrations of patient receivables at June 30, 2012 and 2011 include:

	2012	2011
Commercial and managed care providers	64%	68%
Government-related programs	16%	12%
Self-pay patients	20%	20%

	100%	100%

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

Intangible Assets and Goodwill

Intangible assets consist of costs in excess of net assets acquired (goodwill), costs associated with the purchase of management service contract rights, and other intangibles. Most of these assets have indefinite lives. Accordingly, these assets are not amortized but are instead tested for impairment annually or more frequently if changing circumstances warrant. The amount by which the carrying amount would exceed fair value identified in a test for impairment would be recorded as an impairment loss in the consolidated statements of income. No such impairment was identified in 2012 or 2011. THVG amortizes intangible assets with definite useful lives over their respective useful lives to the estimated residual values and reviews them for impairment in the same manner as long-lived assets, as discussed below.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. In the event of impairment, measurement of the amount of impairment may be based on appraisal, fair values of similar assets or estimates of future discounted cash flows resulting from use and ultimate disposition of the asset. No such impairment was identified in 2012 or 2011.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs (Level 3), depending on the nature of the item being valued. The Company does not have financial assets or liabilities measured at fair value on a recurring basis at June 30, 2012. The carrying amounts of cash, funds due from United Surgical Partners, Inc., accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

The fair value of the Company’s long-term debt is determined by estimation of the discounted future cash flows of the debt at rates currently quoted or offered to a comparable company for similar debt instruments of comparable maturities by its lenders. At June 30, 2012, the aggregate carrying amount and estimated fair value of long-term debt were $37,754,000 and $37,116,000, respectively. At June 30, 2011, the aggregate carrying amount and estimated fair value of long term debt were $43,435,000 and $42,786,000, respectively.

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

Net patient service revenue from the Medicare and Medicaid programs accounted for approximately 13% and 14% of total net patient service revenue in 2012 and 2011, respectively.

Net patient service revenue from managed care contracts accounted for approximately 84% and 82% of net patient service revenue in 2012 and 2011, respectively.

Net patient service revenue from private payors accounted for approximately 3% and 4% of total net patient service revenue in 2012 and 2011, respectively.

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

The Texas franchise tax applies to all THVG entities and is reflected in the accompanying consolidated statements of income. Under the revised law, the tax is calculated on a margin base and is therefore reflected in THVG’s consolidated statements of income for the years ended June 30, 2012 and 2011 as income tax expense.

THVG follows the provisions of ASC 740, “Income Taxes”, which prescribes a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

As of June 30, 2012 and 2011, THVG had no gross unrecognized tax benefits. THVG files a partnership income tax return in the U.S. federal jurisdiction and a franchise tax return in the state of Texas. THVG is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2006. THVG has identified Texas as a “major” state taxing jurisdiction. THVG does not expect or anticipate a significant change over the next twelve months in the unrecognized tax benefits.

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

Recently Issued Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” Including an amendment to ASC 820, “Fair Value Measurements.” The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU 2011-04 is not expected to have a material impact on THVG’s financial statements.

In July 2011, The Financial Accounting Standards Board (FASB) issued ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.” This ASU requires certain health care entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. For public entities, this ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for the first annual period ending after December 15, 2012, and interim and annual periods thereafter, with early adoption permitted. The amendments to the presentation of the provision for bad debts related to patient service revenue in the statement of operations should be applied retrospectively to all prior periods presented. The disclosures required by the amendments in this Update should be provided for the period of adoption and subsequent reporting periods. THVG has concluded that this ASU will have no impact on its financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early application permitted in an entity’s financial statements that have not yet been issued. THVG plans to reevaluate, on a yearly basis, whether or not to elect to implement this option in testing for impairment to goodwill.

In February 2012, the FASB issued ASU 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines that it is not more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, then performing the two-step impairment test is unnecessary. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 with early application permitted in an entity’s financial statements that have not yet been issued. THVG plans to reevaluate, on a yearly basis, whether or not to elect to implement this option in testing for impairment to indefinite-lived intangible assets.

2.	PROPERTY AND EQUIPMENT

At June 30, 2012 and 2011, property and equipment and related accumulated depreciation and amortization consisted of the following (in thousands):

	Estimated Useful Lives	2012	2011

Land	—	$3,672	$607
Buildings and leasehold improvements	5-25 years	178,301	178,370
Equipment	3-15 years	112,255	95,470
Furniture and fixtures	5-15 years	6,011	16,124
Construction in progress		2,281	723

		302,520	291,294
Less accumulated depreciation and amortization		(109,536)	(91,372)

Net property and equipment		$192,984	$199,922

At June 30, 2012 and 2011, assets recorded under capital lease arrangements included in property and equipment consisted of the following (in thousands):

	2012	2011
Buildings	$127,385	$131,639
Equipment and furniture	15,292	14,705

	142,677	146,344
Less accumulated amortization	(37,669)	(31,955)

Net property and equipment under capital leases	$105,008	$114,389

3.	CAPITAL CONTRIBUTIONS BY MEMBERS

As discussed in Note 1, THVG receives part of its funding through cash and capital contributions from its members. During 2011, THVG received noncash capital contributions consisting primarily of investments in partnerships that operate surgery centers in the Dallas/Fort Worth area. These noncash capital contributions, including THVG’s ownership in the investee, are as follows (in thousands):

Investee	Ownership Percentage	Net Assets Contributed	Effective Date
Park Cities Surgery Center, L.L.C.	50.1%	2,425	August 1, 2011

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

USP previously had a controlling interest in Park Cities. On the effective date listed above, USP sold 25% interest in Park Cities to Baylor. Through the contributions of USP and Baylor, THVG obtained control of Park Cities, and accounted for the acquisition as a business combination in accordance with ASC 805. THVG recorded the contribution from Baylor at predecessor basis, as it was a common control transaction between a parent and subsidiary. In this transaction, Baylor’s predecessor basis is the same as fair value since the transfer happened at the same time as the business combination for Baylor. THVG recorded the contribution from USP at fair value, based on an appraisal, as USP is a noncontrolling interest holder.

Concurrent with the contribution, THVG began managing the operations of this facility. The result of this transaction is included in THVG’s consolidated results of operations from the date of contribution.

The assets acquired and liabilities assumed resulting from the above contribution is summarized as follows (in thousands):

Current assets	$718
Property and equipment	2,608
Goodwill — Parent	2,710
Goodwill — Noncontrolling interests	1,854
Other noncurrent asset	123

Total assets acquired	8,013
Current liabilities	615
Long-term debt	3,403

Total liabilities assumed	4,018
Noncontrolling interests	1,570

Net assets acquired	$2,425

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

4.	INVESTMENTS IN SUBSIDIARIES AND UNCONSOLIDATED AFFILIATES

THVG’s investments in consolidated subsidiaries and unconsolidated affiliates consisted of the following:

Legal Name	Facility	City	Percentage Owned
			June 30, 2012		June 30, 2011
Consolidated subsidiaries (1):
Bellaire Outpatient Surgery Center, L.L.P.	Bellaire Surgery Center	Fort Worth	50.1%		50.1%
Dallas Surgical Partners, L.L.C.	Baylor Surgicare	Dallas	60.1		62.6
Dallas Surgical Partners, L.L.C.	Texas Surgery Center	Dallas	60.1	(2)	62.6	(2)
Dallas Surgical Partners, L.L.C.	Physicians Day Surgery Center	Dallas	60.1	(2)	62.6	(2)
Denton Surgicare Partners, Ltd.	Baylor Surgicare at Denton	Denton	50.1		50.1
Frisco Medical Center, L.L.P.	Baylor Medical Center at Frisco	Frisco	50.4		50.2
Garland Surgicare Partners, Ltd.	Baylor Surgicare at Garland	Garland	50.1		50.1
Grapevine Surgicare Partners, Ltd.	Baylor Surgicare at Grapevine	Grapevine	50.9		51.1
Lewisville Surgicare Partners, Ltd.	Baylor Surgicare at Lewisville	Lewisville	52.4		51.8
MSH Partners, L.L.C.	Mary Shiels Hospital	Dallas	31.7		31.7
North Central Surgical Center, L.L.P.	North Central Surgery Center	Dallas	32.2		32.2
North Garland Surgery Center, L.L.P.	North Garland Surgery Center	Garland	52.8		52.8
Rockwall/Heath Surgery Center, L.L.P.	Baylor Surgicare at Heath	Heath	51.8		50.4
Trophy Club Medical Center, L.P.	Trophy Club Medical Center	Fort Worth	50.5		50.3
Valley View Surgicare Partners, Ltd.	Baylor Surgicare at Valley View	Dallas	50.1		50.1
Fort Worth Surgicare Partners, Ltd.	Baylor Surgical Hospital of Fort Worth	Fort Worth	50.7		50.1
Arlington Surgicare Partners, Ltd.	Surgery Center of Arlington	Arlington	50.1		50.1
Rockwall Ambulatory Surgery Center, L.L.P.	Rockwall Surgery Center	Rockwall	50.1		50.1
Baylor Surgicare at Plano, L.L.C.	Baylor Surgicare at Plano	Plano	51.1		50.1
Metroplex Surgicare Partners, Ltd.	Metroplex Surgicare	Bedford	50.1		50.1
Arlington Orthopedic and Spine Hospitals, LLC	Arlington Hospital	Arlington	50.1		50.1
Baylor Surgicare at Granbury, LLC	Granbury Surgical Plaza	Granbury	50.8		51.8
Physicians Center of Fort Worth, L.L.P.	Baylor Surgicare at Fort Worth I & II	Fort Worth	50.3		50.8
DeSoto Surgicare, Ltd.	North Texas Surgery Center	Desoto	52.1		52.3
Baylor Surgicare at Mansfield, L.L.C.	Baylor Surgicare at Mansfield	Mansfield	51.0		51.0
Metrocrest Surgery Center, L.L.C.	Baylor Surgicare at Carrollton	Carrollton	51.0		51.0
Baylor Surgicare of Duncanville, L.L.C.	Baylor Surgicare at Duncanville	Duncanville	0.0	(3)	57.8
Lone Star Endoscopy Center, L.L.C.	Lone Star Endoscopy	Keller Endo	51.0		51.0
Tuscan Surgery Center, L.L.C.	Tuscan Surgery Center at Las Colinas	Las Colinas	51.0		51.0
Baylor Surgicare at Ennis, L.L.C.	Baylor Surgicare at Ennis	Ennis	51.0		51.0
Baylor Surgicare at Plano Parkway, L.L.C.	Baylor Surgicare at Plano Parkway	Plano	51.0		51.0
Park Cities Surgery Center, L.L.C.	Park Cities Surgery Center	Dallas	50.1		—
Unconsolidated affiliates:
Denton Surgicare Real Estate, Ltd.	(4)	n/a	49.0		49.0
Irving-Coppell Surgical Hospital, L.L.P.	Irving-Coppell Surgical Hospital	Irving	18.5		18.9
MCSH Real Estate Investors, Ltd.	(4)	n/a	2.0		2.0

(1)	List excludes holding companies, which are wholly owned by the Company and hold the Company’s investments in the Facilities.

(2)	Merged into Baylor Surgicare.

(3)	Merged into Desoto Surgicare, Ltd.

(4)	These entities are not surgical facilities and do not have ownership in any surgical facilities.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the fiscal year ended June 30, 2011, THVG acquired the equity interests of the following surgery centers:

Legal Name	Purchase Price (in thousands)	Effective Date	Percentage Acquired
Fiscal year ended June 30, 2011
Metrocrest Surgery Center, L.P. (Carrollton)	$4,003	July 1, 2010	51%
Baylor Surgicare of Duncanville, LLC (Duncanville)	$ 626	November 1, 2010	50.1%
Lone Star Endoscopy Center, L.L.C. (Keller Endo)	$7,549	November 1, 2010	51%
Tuscan Surgery at Las Colinas, L.L.C. (Las Colinas)	$3,192	December 1, 2010	51%
Baylor Surgicare at Ennis, L.L.C. (Ennis)	$3,341	January 1, 2011	51%
Baylor Surgicare at Plano Parkway, L.L.C. (Plano Parkway)	$3,151	March 1, 2011	51%

In July of 2011, Duncanville merged into Desoto Surgicare Partners Ltd. (Desoto), a facility consolidated by THVG. Shares of Duncanville were cancelled and exchanged for Desoto units. The transaction had no effect on THVG’s consolidated financials.

Carrollton, Keller Endo, Las Colinas, Ennis, and Plano Parkway like other facilities in which THVG invests, are operated by Baylor and USP through THVG, as described in Note 9.

In September of 2011, North Central Surgical Center, L.L.P. (North Central), which is consolidated by THVG, acquired Carrell Clinic Imaging Center, and all of its assets and liabilities.

The following table summarizes the recorded values of the assets acquired and liabilities assumed at the dates of acquisition (in thousands):

	7/1/10 Carrollton	11/1/10 Duncanville	11/1/10 Keller Endo	12/1/10 Las Colinas	1/1/11 Ennis	3/1/11 Plano Parkway	9/1/11 Carrell Clinic
Cash and cash equivalents	$46	$192	$337	$85	$534	$686	$—
Current assets	420	469	412	301	893	342	—
Property and equipment	722	599	1,627	822	1,792	139	2,379
Goodwill — parent	3,450	317	7,142	2,797	2,865	2,592	2,061
Goodwill — noncontrolling interests	1,968	97	4,253	1,566	1,629	1,537	—
Long-term assets	—	—	—	13	—	—	—

Total assets acquired	6,606	1,674	13,771	5,584	7,713	5,296	4,440

Current liabilities	4,106	568	527	409	2,250	71	—
Long-term liabilities	—	13	—	—	—	—	—
Long-term debt	—	61	1,044	36	36	—	854

Total liabilities assumed	4,106	642	1,571	445	2,286	71	854

Noncontrolling interest-redeemable	2,500	406	4,651	1,947	2,086	2,074	—

Net assets acquired	$—	$626	$7,549	$3,192	$3,341	$3,151	$3,586

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

The results of these acquisitions are included in THVG’s consolidated statements of income from the dates of acquisition. Total acquisition costs included in professional fees on THVG’s consolidated statement of income were $113,000 and $575,000 for 2012 and 2011, respectively.

5.	NONCONTROLLING INTERESTS

The Company controls and therefore consolidates the results of 29 of its 30 facilities at June 30, 2012. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the fiscal year ended June 30, 2012, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $2,044,000 and $1,403,000, respectively. During the fiscal year ended June 30, 2011, the Company purchased and sold $1,969,000 and $2,206,000, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to the Company’s equity. The impact of these transactions is summarized as follows (in thousands):

	Year Ended June 30, 2012	Year Ended June 30, 2011
Net income attributable to the Company	$81,998	$69,566
Net transfers to the noncontrolling interests:
Decrease in the Company’s equity for losses incurred related to sales of subsidiaries’ equity interests	(1,192)	(1,168)
Increase in the Company’s equity for losses incurred related to purchases of subsidiaries’ equity interests	519	44

Net transfers to noncontrolling interests	(673)	(1,124)

Change in equity from net income attributable to the Company and net transfers to noncontrolling interests	$81,325	$68,442

20

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As further described in Note 1, upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. As a result, these noncontrolling interests are not included as part of the Company’s equity and are carried as noncontrolling interests- redeemable on the Company’s consolidated balance sheets. The activity in noncontrolling interests-redeemable for the years ended June 30, 2012 and 2011 is summarized below (in thousands):

Balance, June 30, 2010	$30,352
Net income attributable to noncontrolling interests	71,501
Distributions to noncontrolling interests	(65,960)
Purchases of noncontrolling interests	(2,781)
Sales of noncontrolling interests	2,475
Noncontrolling interests attributable to business combinations	13,664

Balance, June 30, 2011	49,251
Net income attributable to noncontrolling interests	86,872
Distributions to noncontrolling interests	(82,608)
Purchases of noncontrolling interests	(2,550)
Sales of noncontrolling interests	1,308
Noncontrolling interests attributable to business combinations	1,571

Balance, June 30, 2012	$53,844

6.	GOODWILL AND INTANGIBLE ASSETS

At June 30, 2012 and 2011, goodwill and intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	2012	2011
Goodwill — parent	$164,465	$159,820
Goodwill — noncontrolling interests	14,746	13,014
Other intangible assets	1,215	1,202

Total	$180,426	$174,036

REMAINDER OF PAGE INTENTIONALY LEFT BLANK

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of changes in the carrying amount of goodwill for the years ended June 30, 2012 and 2011 (in thousands):

	Parent	Noncontrolling Interests
Balance, June 30, 2010	140,707	2,010
Additions:
Acquisition of Carrollton	3,450	1,968
Acquisition of Duncanville	317	97
Acquisition of Keller Endo	7,142	4,253
Acquisition of Las Colinas	2,797	1,566
Acquisition of Ennis	2,865	1,629
Acquisition of Plano Parkway	2,592	1,537
Other	(50)	(47)

Balance, June 30, 2011	159,820	13,013
Additions:
Acquisition of Park Cities	2,710	1,854
Acquisition of North Central Carrell Clinic	2,061	—
Other	(126)	(123)

Balance, June 30, 2012	$164,465	$14,744

Goodwill additions resulting from business combinations are recorded and assigned to the parent and noncontrolling interests.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. The agreements underlying THVG’s management contract assets have no determinable termination date and, consequently, the related intangible assets have indefinite useful lives. The carrying amount of THVG’s management contract was approximately $1,150,000 at both June 30, 2012 and 2011. Goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment at least annually. No impairment was identified in 2012 or 2011.

REMAINDER OF PAGE INTENTIONALY LEFT BLANK

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

7.	LONG-TERM OBLIGATIONS

At June 30, 2012 and 2011, long-term obligations consisted of the following (in thousands):

	2012	2011
Capital lease obligations (Note 8)	$128,884	$137,651
Notes payable to financial institutions	39,619	43,435

Total long-term obligations	168,503	181,086
Less current portion	(11,688)	(16,339)

Long-term obligations, less current portion	$156,815	$164,747

The aggregate maturities of notes payable for each of the five years subsequent to June 30, 2012 and thereafter are as follows (in thousands):

2013	$8,252
2014	6,951
2015	6,324
2016	7,533
2017	2,106
Thereafter	8,453

Total long-term obligations	$39,619

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

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Minimum future payments under noncancelable leases with remaining terms in excess of one year as of June 30, 2012 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending June 30:
2013	$17,122	$13,434
2014	16,828	12,394
2015	16,800	12,015
2016	16,757	11,170
2017	16,865	10,900
Thereafter	181,789	64,627

Total minimum lease payments	266,161	$124,540

Amount representing interest	(137,277)

Total principal payments	$128,884

Total rent expense under operating leases was approximately $19,085,000 and $18,080,000 for the years ended June 30, 2012 and 2011, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.

9.	RELATED-PARTY TRANSACTIONS

THVG operates the Facilities under management and royalty contracts, and THVG in turn is managed by Baylor and USP, resulting in THVG incurring management and royalty fee expense payable to Baylor and USP in amounts equal to the management and royalty fee income THVG receives from the Facilities. THVG’s management and royalty fee income from the facilities it consolidates for financial reporting purposes eliminates in consolidation with the facilities’ expense and therefore is not included in THVG’s consolidated revenues. THVG’s management and royalty fee income from facilities which are not consolidated was approximately $547,000 and $601,500 for the years ended June 30, 2012 and 2011, respectively, and is included in the consolidated revenues of THVG.

The management and royalty fee expense to Baylor and USP was approximately $27,333,000 and $23,785,000 for the years ended June 30, 2012 and 2011, respectively, and is reflected in operating expenses in THVG’s consolidated statements of income. Of the total, 64.3% and 34.0% represent management fees payable to USP and Baylor, respectively, and 1.7% represents royalty fees payable to Baylor.

Under the management and royalty agreements, the Facilities pay THVG an amount ranging from 4.5% to 7% of their net patient service revenue less provision for doubtful accounts annually, subject, in some cases, to an annual cap.

In addition, a subsidiary of USPI frequently pays bills on behalf of THVG and has custody of substantially all of THVG’s excess cash, paying THVG and the Facilities interest income on the net balance at prevailing market rates. Amounts held by USPI on behalf of THVG and the facilities totaled $46,854,000 and $46,538,000 at June 30, 2012 and 2011, respectively. The interest income amounted to $90,560 and $89,939 for the years ended June 30, 2012 and 2011, respectively.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

10.	COMMITMENTS AND CONTINGENCIES

Financial Guarantees

THVG guarantees portions of the indebtedness of its investees to third-parties, which could potentially require THVG to make maximum aggregate payments totaling approximately $9,601,000. Of the total, $6,752,000 relates to the obligations of four consolidated subsidiaries whose obligations are included in THVG’s consolidated balance sheet and related disclosures, $1,870,000 relates to obligations of three consolidated subsidiaries under operating leases whose obligations are not included in THVG’s consolidated balance sheet and related disclosures and the remaining $979,000 relates to the obligations of an unconsolidated affiliated company whose obligations are not included in THVG’s consolidated balance sheet and related disclosures. These arrangements (a) consist of guarantees of real estate and equipment financing, (b) are collateralized by all or a portion of the investees’ assets, (c) require payments by THVG in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2020, or earlier if certain performance targets are met, and (e) provide no recourse for THVG to recover any amounts from third-parties. The fair value of the guarantee liability was not material to the consolidated financial statements and, therefore, no amounts were recorded at June 30, 2012 related to these guarantees. When THVG incurs guarantee obligations that are disproportionately greater than the guarantees provided by the investee’s other owners, THVG charges the investee a fair market value fee based on the value of the contingent liability THVG is assuming.

Litigation and Professional Liability Claims

In their normal course of business, the Facilities are subject to claims and lawsuits relating to patient treatment. THVG believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements. USPI, on behalf of THVG and each of the Facilities, maintains professional liability insurance that provides coverage on a claims-made basis of $1,000,000 per incident and $11,000,000 in annual aggregate amount with retroactive provisions upon policy renewal. Certain of THVG’s insurance policies have deductibles and contingent premium arrangements. THVG believes that the expense recorded through June 30, 2012, which was estimated based on historical claims, adequately provides for its exposure under these arrangements. Additionally, from time to time, THVG may be named as a party to other legal claims and proceedings in the ordinary course of business. THVG is not aware of any such claims or proceedings that have more than a remote chance of having a material adverse impact on THVG.

11.	SUBSEQUENT EVENTS

THVG regularly engages in exploratory discussions or enters into letters of intent with various entities regarding possible joint ventures, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation.

THVG has performed an evaluation of subsequent events through November 5, 2012, which is the date the consolidated financial statements were available to be issued.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Consolidated Financial Statements

Years Ended June 30, 2011 and 2010

(With Independent Auditors’ Report Thereon)

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2011 AND 2010

24

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

REMAINDER OF PAGE INTENTIONALY LEFT BLANK

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The assets acquired and liabilities assumed resulting from the above contributions are summarized as follows (in thousands):

	DeSoto	FW Physicians
Current assets	$649	$1,732
Property and equipment	2,678	2,180
Goodwill — Parent	402	2,547
Goodwill — Noncontrolling interests	—	372
Other noncurrent asset	3	—

Total assets acquired	3,732	6,831
Current liabilities	1,154	1,556
Long-term debt	178	250

Total liabilities assumed	1,332	1,806
Noncontrolling interests	716	1,943

Net assets acquired	$1,684	$3,082

REMAINDER OF PAGE INTENTIONALY LEFT BLANK

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

4.	INVESTMENTS IN SUBSIDIARIES AND UNCONSOLIDATED AFFILIATES

THVG’s investments in consolidated subsidiaries and unconsolidated affiliates consisted of the following:

Legal Name	Facility	City	Percentage Owned
			June 30, 2011	June 30, 2010
Consolidated subsidiaries (1):
Bellaire Outpatient Surgery Center, L.L.P.	Bellaire Surgery Center	Fort Worth	50.1%	50.1%
Dallas Surgical Partners, L.L.C.	Baylor Surgicare	Dallas	62.6	62.6
Dallas Surgical Partners, L.L.C.	Texas Surgery Center	Dallas	62.6(2)	62.6
Dallas Surgical Partners, L.L.C.	Physicians Day Surgery Center	Dallas	62.6(2)	62.6
Denton Surgicare Partners, Ltd.	Baylor Surgicare at Denton	Denton	50.1	50.1
Frisco Medical Center, L.L.P.	Baylor Medical Center at Frisco	Frisco	50.2	50.3
Garland Surgicare Partners, Ltd.	Baylor Surgicare at Garland	Garland	50.1	50.1
Grapevine Surgicare Partners, Ltd.	Baylor Surgicare at Grapevine	Grapevine	51.1	50.1
Lewisville Surgicare Partners, Ltd.	Baylor Surgicare at Lewisville	Lewisville	51.8	52.4
MSH Partners, L.L.C.	Mary Shiels Hospital	Dallas	31.7	31.7
North Central Surgical Center, L.L.P.	North Central Surgery Center	Dallas	32.2	32.2
North Garland Surgery Center, L.L.P.	North Garland Surgery Center	Garland	52.8	51.6
Rockwall/Heath Surgery Center, L.L.P.	Baylor Surgicare at Heath	Heath	50.4	50.2
Trophy Club Medical Center, L.P.	Trophy Club Medical Center	Fort Worth	50.3	51.2
Valley View Surgicare Partners, Ltd.	Baylor Surgicare at Valley View	Dallas	50.1	50.1
Fort Worth Surgicare Partners, Ltd.	Baylor Surgical Hospital of Fort Worth	Fort Worth	50.1	50.1
Arlington Surgicare Partners, Ltd.	Surgery Center of Arlington	Arlington	50.1	50.1
Rockwall Ambulatory Surgery Center, L.L.P.	Rockwall Surgery Center	Rockwall	50.1	50.1
Baylor Surgicare at Plano, L.L.C.	Baylor Surgicare at Plano	Plano	50.1	50.1
Metroplex Surgicare Partners, Ltd.	Metroplex Surgicare	Bedford	50.1	50.1
Arlington Orthopedic and Spine Hospitals, LLC	Arlington Hospital	Arlington	50.1	50.1
Baylor Surgicare at Granbury, LLC	Granbury Surgical Plaza	Granbury	51.8	51.8
Physicians Center of Fort Worth, L.L.P.	Baylor Surgicare at Fort Worth I & II	Fort Worth	50.8	50.1
DeSoto Surgicare, Ltd.	North Texas Surgery Center	Desoto	52.3	50.1
Baylor Surgicare at Mansfield, L.L.C.	Baylor Surgicare at Mansfield	Mansfield	51.0	51.0
Metrocrest Surgery Center, L.L.C.	Baylor Surgicare at Carrollton	Carrollton	51.0	—
Baylor Surgicare of Duncanville, L.L.C.	Baylor Surgicare at Duncanville	Duncanville	57.8	—
Lone Star Endoscopy Center, L.L.C.	Lone Star Endoscopy	Keller Endo	51.0	—
Tuscan Surgery Center, L.L.C.	Tuscan Surgery Center at Las Colinas	Las Colinas	51.0	—
Baylor Surgicare at Ennis, L.L.C.	Baylor Surgicare at Ennis	Ennis	51.0	—
Baylor Surgicare at Plano Parkway, L.L.C.	Baylor Surgicare at Plano Parkway	Plano	51.0	—
Unconsolidated affiliates:
Denton Surgicare Real Estate, Ltd.	(3)	n/a	49.0	49.0
Irving-Coppell Surgical Hospital, L.L.P.	Irving-Coppell Surgical Hospital	Irving	18.9	18.3
MCSH Real Estate Investors, Ltd.	(3)	n/a	2.0	2.0

(1)	List excludes holding companies, which are wholly owned by the Company and hold the Company’s investments in the Facilities.

(2)	Merged into Baylor Surgicare.

(3)	These entities are not surgical facilities and do not have ownership in any surgical facilities.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the fiscal years ended June 30, 2011 and 2010, THVG acquired the equity interests of the following surgery centers:

Legal Name	Purchase Price (In thousands)	Effective Date	Percentage Acquired
Fiscal year ended June 30, 2011
Metrocrest Surery Center, L.P. (Carrollton)	$4,003	July 1, 2010	51%
Baylor Surgicare of Duncanville, LLC (Duncanville)	$ 626	November 1, 2010	50.1%
Lone Star Endoscopy Center, L.L.C. (Keller Endo)	$7,549	November 1, 2010	51%
Tuscan Surgery at Las Colinas, L.L.C. (Las Colinas)	$3,192	December 1, 2010	51%
Baylor Surgicare at Ennis, L.L.C. (Ennis)	$3,341	January 1, 2011	51%
Baylor Surgicare at Plano Parkway, L.L.C. (Plano Parkway)	$3,151	March 1, 2011	51%
Fiscal year ended June 30, 2010
Baylor Surgicare at Mansfield, LLC (Mansfield)	No consideration	May 1, 2010	51%

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

4.1

Indenture, dated as of April 3, 2012 by and among USPI Finance Corp. and U.S. Bank National Association, as trustee (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

4.2

Supplemental Indenture, dated as of April 3, 2012, by and among the Company, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

4.3	Form of 9.000% Senior Notes due 2020 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

4.4	Form of Notation of Subsidiary Guarantees (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

4.5

Registration Rights Agreement, dated April 3, 2012, by and between USPI Finance Corp. and Barclays Capital Inc., as representative of the several initial purchasers named therein (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

4.6

Registration Rights Agreement Joinder, dated as of April 3, 2012, by and between the Company, the Subsidiary Guarantors and Barclays Capital Inc., as representative of the several purchasers named therein (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

10.1

Credit Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending, Inc. and UBS Securities LLC, as Co-Documentation Agents. (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

10.2

Amendment No. 1 to that certain Credit Agreement dated as of April 19, 2007, among United Surgical Partners International, Inc., USPI Holdings, Inc., as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending, Inc. and UBS Securities LLC, as Co-Documentation Agents (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 20, 2009 and incorporated herein by reference).(1)

Exhibit Number	Description

10.3

Incremental Facility Amendment, dated as of April 3, 2012, among Holdings, the Company, the Incremental Lender (as defined therein), and JP Morgan Chase Bank, N.A., as Administrative Agent (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

10.4

Second Amendment, dated as of April 3, 2012, to the Credit Agreement dated as of April 19, 2007, among Holdings, the Company, as the Borrower, and the lenders, agents and other parties thereto (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

10.5

Third Amendment, dated as of December 19, 2012, to the Credit Agreement dated as of April 19, 2007, among Holdings, the Company, as the Borrower, and the lenders, agents and other parties thereto (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2012 and incorporated herein by reference).(1)

10.6

Fourth Amendment, dated as of February 19, 2013, to the Credit Agreement dated as of April 19, 2007, among Holdings, the Company, as the Borrower, and the lenders, agents and other parties thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2013 and incorporated herein by reference).(1)

10.7

Guarantee and Collateral Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, the subsidiaries of the Company identified therein and Citibank, N.A., as Collateral Agent (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

10.8

Employment Agreement, dated as of April 19, 2007, by and between the Company and Donald E. Steen (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.9	Amendment to Employment Agreement, dated as of November 14, 2011, by and between the Company and Donald E. Steen.(1)(3)

10.10

Employment Agreement, dated as of April 19, 2007, by and between the Company and William H. Wilcox (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.11

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

10.13	Second Amended and Restated Employment Agreement, dated as of September 1, 2012, by and between the Company and Mark A. Kopser.(2)(3)

10.14

Employment Agreement, dated as of April 21, 2009, by and between the Company and Philip A. Spencer. (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 25, 2011 and incorporated herein by reference).(1)(3)

10.15	USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (No. 333-144337) and incorporated herein by reference).(1)(3)

10.16

First Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2009 and incorporated herein by reference).(1)(3)

Exhibit Number	Description

10.17	Second Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan.(2)(3)

10.18

Amended and Restated Deferred Compensation Plan (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2009 and incorporated herein by reference).(1)(3)

10.19

Form of Indemnification Agreement between United Surgical Partners International, Inc. and its directors and officers (previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).(1)(3)

21.1	List of the Company’s subsidiaries.(2)

24.1	Power of Attorney — Donald E. Steen(2)

24.2	Power of Attorney — Joel T. Allison(2)

24.3	Power of Attorney — Michael E. Donovan(2)

24.4	Power of Attorney — John C. Garrett, M.D.(2)

24.5	Power of Attorney — D. Scott Mackesy(2)

24.6	Power of Attorney — James Ken Newman(2)

24.7	Power of Attorney — Paul B. Queally(2)

24.8	Power of Attorney — Raymond A. Ranelli(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statement of Changes in Equity for the years ended December 31, 2012, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements.(4)

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

Date: February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board	February 26, 2013
Donald E. Steen

/s/ William H. Wilcox	Chief Executive Officer and	February 26, 2013
William H. Wilcox	Director (Principal Executive Officer)

/s/ Mark A. Kopser	Executive Vice President and Chief	February 26, 2013
Mark A. Kopser	Financial Officer (Principal Financial Officer)

/s/ J. Anthony Martin	Vice President, Corporate Controller And	February 26, 2013
J. Anthony Martin	Chief Accounting Officer (Principal Accounting Officer)

*	Director	February 26, 2013
Joel T. Allison

*	Director	February 26, 2013
Michael E. Donovan

*	Director	February 26, 2013
John C. Garrett, M.D.

*	Director	February 26, 2013
D. Scott Mackesy

*	Director	February 26, 2013
James Ken Newman

Signature	Title	Date

*	Director	February 26, 2013
Paul B. Queally

*	Director	February 26, 2013
Raymond A. Ranelli

*

John J. Wellik, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

By:	/s/ John J. Wellik
John J. Wellik
Attorney-in-fact

Date: February 26, 2013

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

4.1

Indenture, dated as of April 3, 2012 by and among USPI Finance Corp. and U.S. Bank National Association, as trustee (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

4.2

Supplemental Indenture, dated as of April 3, 2012, by and among the Company, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

4.3	Form of 9.000% Senior Notes due 2020 (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

4.4	Form of Notation of Subsidiary Guarantees (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

4.5

Registration Rights Agreement, dated April 3, 2012, by and between USPI Finance Corp. and Barclays Capital Inc., as representative of the several initial purchasers named therein (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

4.6

Registration Rights Agreement Joinder, dated as of April 3, 2012, by and between the Company, the Subsidiary Guarantors and Barclays Capital Inc., as representative of the several purchasers named therein (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

10.1

Credit Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending, Inc. and UBS Securities LLC, as Co-Documentation Agents. (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference)(1)

10.2

Amendment No. 1 to that certain Credit Agreement dated as of April 19, 2007, among United Surgical Partners International, Inc., USPI Holdings, Inc., as Borrower, the Lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, Lehman Brothers, Inc., as Syndication Agent, and Bear Stearns Corporate Lending, Inc. and UBS Securities LLC, as Co-Documentation Agents (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 20, 2009 and incorporated herein by reference).(1)

Exhibit Number	Description

10.3

Incremental Facility Amendment, dated as of April 3, 2012, among Holdings, the Company, the Incremental Lender (as defined therein), and JP Morgan Chase Bank, N.A., as Administrative Agent (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

10.4

Second Amendment, dated as of April 3, 2012, to the Credit Agreement dated as of April 19, 2007, among Holdings, the Company, as the Borrower, and the lenders, agents and other parties thereto (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

10.5

Third Amendment, dated as of December 19, 2012, to the Credit Agreement dated as of April 19, 2007, among Holdings, the Company, as the Borrower, and the lenders, agents and other parties thereto (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2012 and incorporated herein by reference).(1)

10.6

Fourth Amendment, dated as of February 19, 2013, to the Credit Agreement dated as of April 19, 2007, among Holdings, the Company, as the Borrower, and the lenders, agents and other parties thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2013 and incorporated herein by reference).(1)

10.7

Guarantee and Collateral Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, the subsidiaries of the Company identified therein and Citibank, N.A., as Collateral Agent (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

10.8

Employment Agreement, dated as of April 19, 2007, by and between the Company and Donald E. Steen (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.9	Amendment to Employment Agreement, dated as of November 14, 2011, by and between the Company and Donald E. Steen.(1)(3)

10.10

Employment Agreement, dated as of April 19, 2007, by and between the Company and William H. Wilcox (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.11

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

10.13	Second Amended and Restated Employment Agreement, dated as of September 1, 2012, by and between the Company and Mark A. Kopser.(2)(3)

10.14

Employment Agreement, dated as of April 21, 2009, by and between the Company and Philip A. Spencer. (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 25, 2011 and incorporated herein by reference).(1)(3)

10.15	USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (No. 333-144337) and incorporated herein by reference).(1)(3)

10.16

First Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2009 and incorporated herein by reference).(1)(3)

Exhibit Number	Description

10.17	Second Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan.(2)(3)

10.18

Amended and Restated Deferred Compensation Plan (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2009 and incorporated herein by reference).(1)(3)

10.19

Form of Indemnification Agreement between United Surgical Partners International, Inc. and its directors and officers (previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).(1)(3)

21.1	List of the Company’s subsidiaries.(2)

24.1	Power of Attorney — Donald E. Steen(2)

24.2	Power of Attorney — Joel T. Allison(2)

24.3	Power of Attorney — Michael E. Donovan(2)

24.4	Power of Attorney — John C. Garrett, M.D.(2)

24.5	Power of Attorney — D. Scott Mackesy(2)

24.6	Power of Attorney — James Ken Newman(2)

24.7	Power of Attorney — Paul B. Queally(2)

24.8	Power of Attorney — Raymond A. Ranelli(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statement of Changes in Equity for the years ended December 31, 2012, 2011 and 2010 and (iv) Notes to Consolidated Financial Statements.(4)

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