Form 10-Q
period 2013-03-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2013-05-13
CIK 1101723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of Common Stock of the Registrant outstanding at May 10, 2013 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note:     Items 1A, 2, 3 and 4 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Surgical Partners International, Inc.:

We have reviewed the consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of March 31, 2013, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended not presented herein; and in our report dated February 26, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Dallas, Texas

May 10, 2013

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands — except share data)
ASSETS
Cash and cash equivalents	$47,419	$51,203
Available for sale securities	10,855	10,741
Accounts receivable, net of allowance for doubtful accounts of $10,988 and $9,904, respectively	46,093	50,108
Other receivables	27,312	14,611
Inventories of supplies	8,604	8,017
Deferred tax asset, net	20,657	20,687
Prepaids and other current assets	19,367	16,607

Total current assets	180,307	171,974
Property and equipment, net	130,460	126,526
Investments in unconsolidated affiliates	467,972	484,079
Goodwill	1,204,387	1,195,686
Intangible assets, net	362,583	359,422
Other assets	23,443	23,062

Total assets	$2,369,152	$2,360,749

LIABILITIES AND EQUITY
Accounts payable	$15,670	$14,981
Accrued salaries and benefits	22,008	28,992
Due to affiliates	138,640	155,389
Accrued interest	24,021	10,053
Current portion of long-term debt	17,602	17,913
Other current liabilities	49,780	47,078

Total current liabilities	267,721	274,406
Long-term debt, less current portion	1,457,855	1,461,621
Other long-term liabilities	31,800	30,583
Deferred tax liability, net	175,336	168,753

Total liabilities	1,932,712	1,935,363
Noncontrolling interests — redeemable (Note 4)	155,848	153,399
Equity:
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	228,027	231,056
Accumulated other comprehensive income	66	64
Retained earnings	10,181	2,595

Total USPI stockholder’s equity	238,274	233,715
Noncontrolling interests — non-redeemable (Note 4)	42,318	38,272

Total equity	280,592	271,987

Total liabilities and equity	$2,369,152	$2,360,749

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(Unaudited — in thousands)
Revenues:
Net patient service revenues	$121,473	$106,520
Management and contract service revenues	20,580	19,390
Other revenues	3,055	2,285

Total revenues	145,108	128,195
Equity in earnings of unconsolidated affiliates	19,325	20,437
Operating expenses:
Salaries, benefits, and other employee costs	39,013	33,299
Medical services and supplies	22,836	18,698
Other operating expenses	24,591	20,192
General and administrative expenses	9,904	10,599
Provision for doubtful accounts	3,044	2,346
Net gain on deconsolidations, disposals and impairments	(101)	(299)
Depreciation and amortization	6,903	5,686

Total operating expenses	106,190	90,521

Operating income	58,243	58,111
Interest income	351	143
Interest expense	(28,911)	(15,219)
Other, net	—	56

Total other expense, net	(28,560)	(15,020)

Income from continuing operations before income taxes	29,683	43,091
Income tax expense	(4,857)	(10,122)

Income from continuing operations	24,826	32,969
Discontinued operations, net of tax (Note 2):
Income from discontinued operations	—	3,435

Net income	24,826	36,404
Less: Net income attributable to noncontrolling interests	(17,240)	(17,680)

Net income attributable to USPI’s common stockholder	$7,586	$18,724

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$7,586	$15,342
Income from discontinued operations, net of tax	—	3,382

Net income attributable to USPI’s common stockholder	$7,586	$18,724

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(Unaudited — in thousands)
Net income	$24,826	$36,404
Other comprehensive income (loss):
Foreign currency translation adjustments	—	4,942
Unrealized gain on available for sale securities, net of tax	2	7
Unrealized loss on foreign currency contract, net of tax	—	(560)
Unrealized gain on interest rate swaps, net of tax	—	15

Total other comprehensive income	2	4,404

Comprehensive income	24,828	40,808
Comprehensive income attributable to noncontrolling interests	(17,240)	(17,680)

Comprehensive income attributable to USPI’s common stockholder	$7,588	$23,128

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the Three Months Ended March 31, 2013

	USPI’s Common Stockholder
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests Non-Redeemable	Total
	(Unaudited — in thousands, except share amounts)
Balance, December 31, 2012	100	$—	$231,056	$64	$2,595	$38,272	$271,987
Distributions to noncontrolling interests	—	—	—	—	—	(2,541)	(2,541)
Purchases of noncontrolling interests	—	—	(192)	—	—	(23)	(215)
Sales of noncontrolling interests	—	—	(3,284)	—	—	4,836	1,552
Contribution related to equity award grants by USPI Group Holdings, Inc.	—	—	447	—	—	—	447
Net income	—	—	—	—	7,586	1,774	9,360
Other comprehensive income	—	—	—	2	—	—	2

Balance, March 31, 2013	100	$—	$228,027	$66	$10,181	$42,318	$280,592

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the Three Months Ended March 31, 2012

	USPI’s Common Stockholder
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests Non-Redeemable	Total
	(Unaudited — in thousands, except share amounts)
Balance, December 31, 2011	100	$—	$778,030	$(63,033)	$17,691	$35,183	$767,871
Distributions to noncontrolling interests	—	—	—	—	—	(3,511)	(3,511)
Purchases of noncontrolling interests	—	—	(103)	—	—	(86)	(189)
Sales of noncontrolling interests	—	—	(16,064)	—	—	584	(15,480)
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	—	—	366	—	—	—	366
Net income	—	—	—	—	18,724	1,990	20,714
Other comprehensive income	—	—	—	4,404	—	—	4,404

Balance, March 31, 2012	100	$—	$762,229	$(58,629)	$36,415	$34,160	$774,175

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(Unaudited — in thousands)
Cash flows from operating activities:
Net income	$24,826	$36,404
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from discontinued operations	—	(3,435)
Provision for doubtful accounts	3,044	2,346
Depreciation and amortization	6,903	5,686
Amortization of debt issue costs	1,165	906
Deferred income taxes	786	2,088
Net gain on deconsolidations, disposals and impairments	(102)	(299)
Equity in earnings of unconsolidated affiliates, net of distributions received	4,217	1,955
Equity-based compensation	447	272
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	901	2,157
Other receivables	(6,824)	(7,645)
Inventories of supplies, prepaids and other current assets	(3,189)	(467)
Accounts payable and other current liabilities	5,899	10,939
Long-term liabilities	490	(89)

Net cash provided by operating activities	38,563	50,818

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(1,908)	(6,367)
Proceeds from sales of businesses and equity interests	9,148	500
Purchases of property and equipment	(8,699)	(5,049)
Purchases of marketable securities	(145)	(5,882)
Returns of capital from unconsolidated affiliates	—	376
(Increase) decrease in deposits and notes receivable	(826)	943

Net cash used in investing activities	(2,430)	(15,479)

Cash flows from financing activities:
Proceeds from long-term debt	198	1,066
Payments on long-term debt	(4,510)	(3,579)
Decrease in cash held on behalf of unconsolidated affiliates and other	(16,620)	(2,297)
Purchases and sales of noncontrolling interests, net	549	3,351
Distributions to noncontrolling interests	(19,534)	(20,620)

Net cash used in financing activities	(39,917)	(22,079)

Cash flows from discontinued operations:
Operating cash flows	—	5,102
Investing cash flows	—	(11,383)
Financing cash flows	—	377
Effect of exchange rate changes on cash and cash equivalents	—	(79)

Net cash used in discontinued operations	—	(5,983)
Net (decrease) increase in cash and cash equivalents	(3,784)	7,277
Cash and cash equivalents at beginning of period	51,203	41,822

Cash and cash equivalents at end of period	$47,419	$49,099

Supplemental information:
Interest paid — continuing operations	$13,790	$4,397
Interest paid — discontinued operations	—	772
Income taxes paid — continuing operations	6,397	2,793
Income taxes paid — discontinued operations	—	1,989
Non-cash transactions:
Assets acquired under capital lease obligations	$108	$4,327

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a) Description of Business

United Surgical Partners International, Inc., a Delaware corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and management of ambulatory surgery centers, surgical hospitals and related businesses. At March 31, 2013, the Company, headquartered in Dallas, Texas, operated 214 short-stay surgical facilities in the United States. Of these 214 facilities, the Company consolidates the results of 64 and accounts for 150 under the equity method. The majority of the Company’s facilities are jointly owned with local physicians and a not-for-profit healthcare system (hospital partner) that has other healthcare businesses in the region. At March 31, 2013, the Company had agreements with hospital partners providing for joint ownership of 148 of the Company’s 214 facilities and also providing a framework for the planning and construction of additional facilities in the future. All but two of the Company’s facilities include physician owners.

Prior to April 3, 2012, the Company also operated seven facilities in the United Kingdom. On April 3, 2012, the Company distributed the stock of its U.K. subsidiary to the equity holders of its parent, USPI Group Holdings, Inc. (Parent). Subsequent to April 3, 2012, the Company has no further ownership in the U.K. operations. The Company’s former U.K. operations have now been classified as “discontinued operations” in its historical results of operations.

The Company is subject to changes in government legislation that could impact Medicare, Medicaid, and foreign government reimbursement levels and is also subject to increased levels of managed care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s December 31, 2012 Form 10-K. It is management’s opinion that the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

(2)	Discontinued Operations and Other Dispositions

On April 3, 2012, the Company distributed the stock of its U.K. subsidiary to its Parent’s equity holders. Subsequent to April 3, 2012, the Company has no ownership in the U.K. operations. Because GAAP requires spin-off transactions to be accounted for at carrying value, there was no gain or loss recorded on the spin-off of the U.K. operations. The Company has reclassified the historical results of its U.K. subsidiary to remove its operations from the Company’s revenues and expenses, collapsing the net income or loss from the U.K. subsidiary’s operations into a single line within discontinued operations.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes certain amounts related to the Company’s discontinued operations for the period presented (in thousands):

Three Months Ended March 31, 2012
Revenues	$36,528
Income from discontinued operations before income taxes	$4,704
Income tax expense	(1,269)

Income from discontinued operations	$3,435

In January 2013, the Company contributed two surgery centers previously acquired to a joint venture with one of its hospital partners, Baylor Healthcare System (Baylor), also a related party (Note 8). Baylor paid the Company approximately $9.0 million for ownership interests in the two surgery centers. The Company continues to account for these facilities under the equity method.

(3)	Investments in Unconsolidated Affiliates

The Company’s facilities are generally operated through separate legal entities in which the Company holds an equity interest. Other investors include physicians who utilize the facility and, in a majority of cases, a local not-for-profit health system.

The Company controls 64 of these entities and therefore consolidates their results. However, the Company accounts for an increasing majority (150 of its 214 facilities at March 31, 2013) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity. The majority of these investments are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Unconsolidated facilities operated at period-end	150	143
Income statement information:
Revenues	$418,288	$408,464
Operating expenses:
Salaries, benefits, and other employee costs	105,322	96,842
Medical services and supplies	102,255	99,150
Other operating expenses	101,620	95,524
Gain on asset disposals, net	(371)	(390)
Depreciation and amortization	18,054	17,971

Total operating expenses	326,880	309,097

Operating income	91,408	99,367
Interest expense, net	(7,960)	(9,115)
Other, net	9	(9)

Income before income taxes	$83,457	$90,243

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Balance sheet information:
Current assets	$318,421	$317,744
Noncurrent assets	578,555	611,469
Current liabilities	203,252	179,634
Noncurrent liabilities	396,368	442,155

(4)	Noncontrolling Interests

The Company controls and therefore consolidates the results of 64 of its 214 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the three months ended March 31, 2013, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $0.5 million and $1.1 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net income attributable to USPI	$7,586	$18,724
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(3,284)	(16,064)
Decrease in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	(192)	(103)

Net transfers to noncontrolling interests	(3,476)	(16,167)

Change in equity from net income attributable to USPI and transfers to noncontrolling interests	$4,110	$2,557

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Upon the occurrence of certain fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership structure illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions, and the income attributable to those interests, have been classified outside of equity and are carried as “noncontrolling interests — redeemable” on the Company’s consolidated balance sheets. The activity for the three months ended March 31, 2013 and 2012 is summarized below (in thousands):

Noncontrolling Interests — Redeemable- 2013
Balance, December 31, 2012	$153,399
Net income attributable to noncontrolling interests	15,467
Distributions to noncontrolling interests	(16,993)
Purchases of noncontrolling interests	(271)
Sales of noncontrolling interests	4,246

Balance, March 31, 2013	$155,848

Noncontrolling Interests — Redeemable- 2012
Balance, December 31, 2011	$106,668
Net income attributable to noncontrolling interests	15,690
Distributions to noncontrolling interests	(17,151)
Purchases of noncontrolling interests	3,559
Sales of noncontrolling interests	20,186

Balance, March 31, 2012	$128,952

(5)	Other Investments

The consolidated financial statements include the financial statements of USPI and subsidiaries the Company effectively controls, usually indicated by majority ownership. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights.

The Company has ownership in an entity that operates and manages seven surgical facilities in the Houston, Texas area. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company is able to make the decisions that are most significant to the operations of the entity and has provided all of the funding for the entity, which the entity has used to acquire surgical facilities. The Company is entitled to a majority of the entity’s earnings until the Company has received a specified return on the investment. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during three months ended March 31, 2013 or 2012. At March 31, 2013 and 2012, the total assets of this entity were $76.6 million and $78.8 million, and the total liabilities owed to third parties were $16.4 million and $17.5 million, respectively. Such amounts are included in the accompanying consolidated balance sheets.

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

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for the traded debt securities. At March 31, 2013, both the aggregate carrying amount and estimated fair value of long-term debt was approximately $1.5 billion. At March 31, 2012, both the aggregate carrying amount and estimated fair value of long-term debt was approximately $1.1 billion. The fair value of debt is classified within Level 2 of the valuation hierarchy.

At March 31, 2013 and 2012, the Company had approximately $10.9 million and $10.7 million, respectively, of marketable securities, which are held by the Company’s wholly-owned insurance subsidiary. These investments are used in connection with its retained professional and general liability risks and are not available for general corporate purposes. The marketable securities consist of U.S. Treasury and corporate debt, are classified as available-for-sale and are recorded at fair value on the consolidated balance sheet. The fair value of these securities are classified within Level 2 of the valuation hierarchy, and are based on closing market prices of the investments when applicable, or alternatively, valuations utilizing market data and other observable inputs. Realized gains and losses on the sale of these securities are reclassified out of other comprehensive income and into “Other” on the accompanying consolidated statements of income.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Total equity-based compensation included in the consolidated statements of income, classified by income statement line item, is as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Salaries, benefits and other employee costs	$129	$73
General and administrative expenses	318	199

Expense before income tax benefit	447	272
Income tax benefit	(49)	(37)

Total equity-based compensation expense, net of tax	$398	$235

Total equity-based compensation, included in the consolidated statements of income, classified by type of award, is as follows (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Share awards	$167	$149
Stock options	280	123

Expense before income tax benefit	447	272
Income tax benefit	(49)	(37)

Total equity-based compensation expense, net of tax	$398	$235

(8)	Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million for the three months ended March 31, 2013 and 2012. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At March 31, 2013, the Company had approximately $6.0 million accrued related to this management fee, which is included in other long-term liabilities in the accompanying consolidated balance sheet.

In January 2013, the Company contributed two surgery centers previously acquired to a joint venture with one of its hospital partners, Baylor Healthcare System (Baylor). The Company operates 32 surgical facilities in partnership with Baylor and local physicians. Baylor’s Chief Executive Officer is a member of the Company’s board of directors. Baylor paid the Company approximately $9.0 million for ownership interests in the two surgery centers. The Company believes that the sales price was approximately the same as if they had been negotiated on an arms’ length basis. The Company continues to account for these facilities under the equity method.

(9)	Commitments and Contingencies

As of March 31, 2013, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $63.8 million. Of the total, $20.3 million relates to the obligations of consolidated

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $35.7 million of the remaining $43.5 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $7.8 million represents a guarantee of the obligations of four facilities which have been sold. The Company has full recourse to the buyers with respect to these amounts.

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

(10)	Subsequent Events

In February 2013, the Company further amended its senior secured credit facility and committed to borrow $150.0 million, which was to be used to repay the non-extended term loan of $144.4 million and related fees and expenses. The transaction was completed on April 4, 2013. The new term loan matures in April 2019. The amendment also changed the interest rate charged on the term loans to LIBOR plus a margin of 3.50% to 3.75%. As a result of the new borrowings, the Company will record a loss on the early retirement of debt of approximately $5.0 million in its second quarter of 2013 consolidated financial statements.

The Company has entered into letters of intent with various entities regarding possible joint venture, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation.

(11)	Condensed Consolidating Financial Statements

The following information is presented as required by regulations of the U.S. Securities and Exchange Commission (SEC). None of this information is routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the consolidated financial statements are fully interdependent and integrated. Accordingly, the operating results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. Revenues and operating expenses of the separate legal entities include intercompany charges for management and other services.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Condensed Consolidating Balance Sheets:

As of March 31, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$39,660	$7,759	$—	$47,419
Available for sale securities	10,855	—	—	10,855
Accounts receivable, net	—	46,093	—	46,093
Other receivables	81,937	24,507	(79,132)	27,312
Inventories of supplies	833	7,771	—	8,604
Prepaids and other current assets	38,300	1,724	—	40,024

Total current assets	171,585	87,854	(79,132)	180,307
Property and equipment, net	37,268	92,801	391	130,460
Investments in unconsolidated affiliates	906,046	29,421	(467,495)	467,972
Goodwill and intangible assets, net	965,652	184,258	417,060	1,566,970
Other assets	22,660	1,036	(253)	23,443

Total assets	$2,103,211	$395,370	$(129,429)	$2,369,152

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$3,067	$12,603	$—	$15,670
Accrued expenses and other	244,018	69,196	(78,765)	234,449
Current portion of long-term debt	8,666	9,855	(919)	17,602

Total current liabilities	255,751	91,654	(79,684)	267,721
Long-term debt, less current portion	1,406,857	51,019	(21)	1,457,855
Other long-term liabilities	202,329	5,257	(450)	207,136
Parent’s equity	—	34,467	163,699	198,166
Noncontrolling interests	238,274	212,973	(212,973)	238,274

Total liabilities and equity	$2,103,211	$395,370	$(129,429)	$2,369,152

As of December 31, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS

Current assets:
Cash and cash equivalents	$42,291	$8,912	$—	$51,203
Available for sale securities	10,741	—	—	10,741
Accounts receivable, net	—	50,108	—	50,108
Other receivables	71,246	25,918	(82,553)	14,611
Inventories of supplies	793	7,224	—	8,017
Prepaids and other current assets	35,460	1,834	—	37,294

Total current assets	160,531	93,996	(82,553)	171,974
Property and equipment, net	31,919	94,184	423	126,526
Investments in unconsolidated affiliates	922,507	—	(438,428)	484,079
Goodwill and intangible assets, net	958,104	185,537	411,467	1,555,108
Other assets	22,328	1,169	(435)	23,062

Total assets	$2,095,389	$374,886	$(109,526)	$2,360,749

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$782	$14,199	$—	$14,981
Accrued expenses and other	248,910	74,718	(82,116)	241,512
Current portion of long-term debt	8,659	10,244	(990)	17,913

Total current liabilities	258,351	99,161	(83,106)	274,406
Long-term debt, less current portion	1,408,963	52,861	(203)	1,461,621
Other long-term liabilities	194,360	5,472	(496)	199,336
Parent’s equity	233,715	182,214	(182,214)	233,715
Noncontrolling interests	—	35,178	156,493	191,671

Total liabilities and equity	$2,095,389	$374,886	$(109,526)	$2,360,749

Condensed Consolidating Statements of Income:

For the Three Months Ended March 31, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$28,355	$123,229	$(6,476)	$145,108
Equity in earnings of unconsolidated affiliates	34,182	1,626	(16,483)	19,325
Operating expenses, excluding depreciation and amortization	20,675	85,042	(6,430)	99,287
Depreciation and amortization	2,349	4,522	32	6,903

Operating income	39,513	35,291	(16,561)	58,243
Interest expense, net	(27,464)	(1,096)	—	(28,560)

Income from before income taxes	12,049	34,195	(16,561)	29,683
Income tax expense	(4,463)	(394)	—	(4,857)

Net income	7,586	33,801	(16,561)	24,826
Less: Net income attributable to noncontrolling interests	—	(4,310)	(12,930)	(17,240)

Net income attributable to Parent	$7,586	$29,491	$(29,491)	$7,586

For the Three Months Ended March 31, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$27,752	$106,483	$(6,040)	$128,195
Equity in earnings of unconsolidated affiliates	33,480	1,332	(14,375)	20,437
Operating expenses, excluding depreciation and amortization	20,466	70,366	(5,997)	84,835
Depreciation and amortization	1,797	3,860	29	5,686

Operating income	38,969	33,589	(14,447)	58,111
Interest expense, net	(13,922)	(1,154)	—	(15,076)
Other income, net	56	—	—	56

Income from continuing operations before income taxes	25,103	32,435	(14,447)	43,091
Income tax expense	(9,814)	(308)	—	(10,122)

Income from continuing operations	15,289	32,127	(14,447)	32,969
Earnings from discontinued operations, net of tax	3,435	3,212	(3,212)	3,435

Net income	18,724	35,339	(17,659)	36,404
Less: Net income attributable to noncontrolling interests	—	(4,209)	(13,471)	(17,680)

Net income attributable to Parent	$18,724	$31,130	$(31,130)	$18,724

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Condensed Consolidating Statements of Comprehensive Income:

For the Three Months Ended March 31, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$7,586	$33,801	$(16,561)	$24,826
Other comprehensive income:
Unrealized gain on available for sale securities, net of tax	2	—	—	2

Comprehensive income	7,588	33,801	(16,561)	24,828
Comprehensive income attributable to noncontrolling interests	—	(4,310)	(12,930)	(17,240)

Comprehensive income attributable to Parent	$7,588	$29,491	$(29,491)	$7,588

For the Three Months Ended March 31, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$18,724	$35,339	$(17,659)	$36,404
Other comprehensive income (loss):
Foreign currency translation adjustments	4,942	4,942	(4,942)	4,942
Unrealized gain on available for sale securities, net of tax	7	—	—	7
Unrealized loss on foreign currency contract, net of tax	(560)	—	—	(560)
Unrealized gain on interest rate swap, net of tax	15	15	(15)	15

Total other comprehensive income	4,404	4,957	(4,957)	4,404

Comprehensive income	23,128	40,296	(22,616)	40,808
Comprehensive income attributable to noncontrolling interests	—	(4,209)	(13,471)	(17,680)

Comprehensive income attributable to Parent	$23,128	$36,087	$(36,087)	$23,128

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Condensed Consolidating Statements of Cash Flows:

For the Three Months Ended March 31, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$7,586	$33,801	$(16,561)	$24,826
Changes in operating and intercompany assets and liabilities and noncash items included in net income	10,809	1,463	1,465	13,737

Net cash provided by operating activities	18,395	35,264	(15,096)	38,563
Cash flows from investing activities:
Purchases of property and equipment, net	(7,148)	(1,551)	—	(8,699)
Purchases and sales of new businesses and equity interests, net	7,240	—	—	7,240
Other items, net	(779)	2,179	(2,371)	(971)

Net cash used in investing activities	(687)	628	(2,371)	(2,430)
Cash flows from financing activities:
Long-term borrowings, net	(2,089)	(2,488)	265	(4,312)
Purchases and sales of noncontrolling interests, net	549	—	—	549
Distributions to noncontrolling interests	—	(34,630)	15,096	(19,534)
Decrease in cash held on behalf of noncontrolling interest holders and other	(18,799)	73	2,106	(16,620)

Net cash provided by (used in) financing activities	(20,339)	(37,045)	17,467	(39,917)

Net decrease in cash	(2,631)	(1,153)	—	(3,784)
Cash at the beginning of the period	42,291	8,912	—	51,203

Cash at the end of the period	$39,660	$7,759	$—	$47,419

For the Three Months Ended March 31, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$18,724	$35,339	$(17,659)	$36,404
Earnings from discontinued operations	(3,435)	(3,212)	3,212	(3,435)
Changes in operating and intercompany assets and liabilities and noncash items included in net income	15,582	3,417	(1,150)	17,849

Net cash provided by operating activities	30,871	35,544	(15,597)	50,818
Cash flows from investing activities:
Purchases of property and equipment, net	(3,120)	(1,929)	—	(5,049)
Purchases and sales of new businesses and equity interests, net	(5,642)	(225)	—	(5,867)
Purchases of marketable securities	(5,882)	—	—	(5,882)
Other items, net	662	3,505	(2,848)	1,319

Net cash (used in) provided by investing activities	(13,982)	1,351	(2,848)	(15,479)
Cash flows from financing activities:
Long-term borrowings, net	(1,315)	(1,457)	259	(2,513)
Purchases and sales of noncontrolling interests, net	3,351	—	—	3,351
Distributions to noncontrolling interests	—	(35,994)	15,374	(20,620)
Decrease in cash held on behalf of noncontrolling interest holders and other	(5,801)	915	2,589	(2,297)

Net cash provided by (used in) financing activities	(3,765)	(36,536)	18,222	(22,079)
Net cash used by discontinued operations	(5,914)	(292)	223	(5,983)

Net increase in cash	7,210	67	—	7,277
Cash at the beginning of the period	36,198	5,624	—	41,822

Cash at the end of the period	$43,408	$5,691	$—	$49,099

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 31, 2013, we operated 214 facilities. All but two of our 214 facilities include local physician owners, and 148 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of the majority of our existing facilities, our agreements with these healthcare systems provide a framework for the construction or acquisition of additional facilities in the future. During the first three months of 2013, we opened our newest facility in Mt. Vernon, Illinois, which is jointed owned with a local hospital partner and physicians.

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

Due in large part to our partnerships with physician and hospital partners, we do not consolidate 150 of the 214 facilities in which we have ownership interests. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding our financial performance because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating margins (both consolidated and unconsolidated) for the facilities that were operational in both the current and prior year periods, a group we refer to as same store facilities.

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

Acquisitions, Equity Investments and Development Projects

While a part of our development strategy involves acquiring existing surgical facilities, we also regularly engage in the purchase and sale of equity interests and other investing activities with respect to facilities we are constructing or already operate. When those transactions involve our investments in unconsolidated affiliates but do not involve a change of control, the cash flow impact is classified within investing activities. During the three months ended March 31, 2013, the most significant of these transactions was the sale of a portion of our interest in two previously acquired surgery centers to Baylor Healthcare System for approximately $9.0 million.

We control and therefore consolidate the results of 64 of our 214 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the three months ended March 31, 2013, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $0.5 million and $1.1 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $3.5 million decrease to our additional paid-in capital during the three months ended March 31, 2013.

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

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months Ended March 31,
	2013	2012
Net patient service revenues	84%	83%
Management and contract service revenues	14	15
Other revenues	2	2

Total revenues	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months Ended March 31,
	2013	2012
Management of surgical facilities	$18,231	$16,840
Contract services provided to other healthcare providers	2,349	2,550

Total management and contract service revenues	$20,580	$19,390

Results of Operations

The following table summarizes certain consolidated statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
USPI	2013	2012
Total revenues	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	13.3	15.9
Operating expenses, excluding depreciation and amortization	(68.4)	(66.2)
Depreciation and amortization	(4.8)	(4.4)

Operating income	40.1	45.3
Interest and other expense, net	(19.6)	(11.7)

Income from continuing operations before income taxes	20.5	33.6
Income tax expense	(3.4)	(7.9)

Income from continuing operations	17.1	25.7
Earnings from discontinued operations, net of tax	—	2.7

Net income	17.1	28.4
Less: Net income attributable to noncontrolling interests	(11.9)	(13.8)

Net income attributable to USPI’s common stockholder	5.2%	14.6%

Our business model of partnering with not-for-profit hospitals and physicians results in our accounting for 150 of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (amounts are expressed as a percentage of unconsolidated affiliates’ revenues, and reflect 100% of the investees’ results on an aggregated basis):

	Three Months Ended March 31,
USPI’s Unconsolidated Affiliates	2013	2012
Revenues	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	(73.8)	(71.3)
Depreciation and amortization	(4.3)	(4.4)

Operating income	21.9	24.3
Interest expense, net	(1.9)	(2.2)

Income before income taxes	20.0	22.1
Income tax expense	(0.6)	(0.6)

Net income	19.4%	21.5%

Executive Summary

Our strategy continues to include growing the profits of our existing facilities, developing new facilities with hospital partners, and adding other facilities through acquisition. During the first quarter of 2013 we opened a new facility with one of our health system partners, and partnered two of our existing facilities with another health system partner. At March 31, 2013, we operated 214 facilities, up from 200 U.S. facilities at the start of 2012.

Our revenues increased 13% as a result of our acquiring a net 13 facilities during 2012. However, the earnings derived from acquired facilities were offset by decreases in earnings from our existing facilities. While many of our facilities performed more surgical cases and generated increased profits in the first quarter of 2013, our same store facilities in aggregate generated 2% less revenues than in the first quarter of 2012, driven by a 3% reduction in case volumes. Because many of the expenses at our same-store facilities are not variable, the reduction in expenses was not proportional and adversely affected our operating margin.

Our revenue growth of 13% in the first quarter of 2013 was more than our systemwide revenue growth of 5%, primarily due to acquisitions of businesses we consolidated late in 2012. Our systemwide revenues include all facilities that we operate; our revenues only include consolidated facilities, which represent less than one-third of our facilities. Our net earnings from a facility, whether consolidated or equity method, are driven by the same factors: the facility’s underlying profits and revenues and our ownership percentage. Accordingly, to assess our overall operating results we often utilize systemwide and same store measures, which include all facilities. These measures were mixed in the first quarter of 2013, with same store revenues decreasing 2% and systemwide revenues increasing 5%, due to acquisitions that were made throughout 2012.

In addition, while our debt and interest expense are higher in 2013 than in 2012, we refinanced a portion of our debt and amended our credit facility in April 2013 and will pay a lower overall interest rate as a result.

Our Business and Key Measures

We operate surgical facilities in partnership with local physicians and, in the majority of facilities, a not-for-profit health system partner. We hold an ownership interest in each facility, each being operated through a separate legal entity owned by us, the health systems and physicians. We operate each facility on a day-to-day basis through a management services contract. Our sources of earnings from each facility consist of:

•	our share of each facility’s net income (loss), which is computed by multiplying the facility’s net income (loss) times the percentage of each facility’s equity interests owned by us.

•	management services revenues, computed as a percentage of each facility’s net revenues (often net of bad debt expense); and

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a growing majority of our facilities (150 of our 214 facilities at March 31, 2013), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method, i.e., as an unconsolidated affiliate. We control the remaining 64 of our facilities and account for these investments as consolidated subsidiaries.

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

In summary, our operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but our individual revenue and expense line items only contain consolidated businesses, which represent less than one-third of our facilities. This translates to trends in operating income that often do not correspond with changes in revenues and expenses. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years. Accordingly, we review several types of information in order to monitor and analyze our results of operations, including:

•	The results of operations of our unconsolidated affiliates

•	Our average ownership share in the facilities we operate; and

•	Facility operating indicators, such as systemwide revenue growth, same store revenue growth, and same store operating margins

Our Consolidated and Unconsolidated Results

The following table shows our results of operations and the results of operations of our unconsolidated affiliates (in thousands).

	Three Months Ended March 31,
	2013		2012		Variance to Prior Year
	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$121,473	$415,204	$106,520	$405,389	$14,953	$9,815
Management and contract service revenues	20,580	—	19,390	—	1,190	—
Other income	3,055	3,084	2,285	3,075	770	9

Total revenues	145,108	418,288	128,195	408,464	16,913	9,824
Equity in earnings of unconsolidated affiliates	19,325	—	20,437	—	(1,112)	—
Operating expenses:
Salaries, benefits, and other employee costs	39,013	105,322	33,299	96,842	5,714	8,480
Medical services and supplies	22,836	102,255	18,698	99,150	4,138	3,105
Other operating expenses	24,591	91,435	20,192	84,059	4,399	7,376
General and administrative expenses	9,904	—	10,599	—	(695)	—
Provision for doubtful accounts	3,044	10,185	2,346	11,465	698	(1,280)
Net gain on deconsolidations, disposals and impairments	(101)	(371)	(299)	(390)	198	19
Depreciation and amortization	6,903	18,054	5,686	17,971	1,217	83

Total operating expenses	106,190	326,880	90,521	309,097	15,669	17,783

Operating income	58,243	91,408	58,111	99,367	132	(7,959)
Interest income	351	99	143	81	208	18
Interest expense	(28,911)	(8,059)	(15,219)	(9,196)	(13,692)	1,137
Other	—	9	56	(9)	(56)	18

Total other expense, net	(28,560)	(7,951)	(15,020)	(9,124)	(13,540)	1,173

Income before income taxes	29,683	83,457	43,091	90,243	(13,408)	(6,786)
Income tax expense	(4,857)	(2,150)	(10,122)	(2,277)	5,265	127

Income from continuing operations	24,826	81,307	32,969	87,966	(8,143)	(6,659)
Discontinued operations, net of tax	—	—	3,435	—	(3,435)	—

Net income	24,826	$81,307	36,404	$87,966	(11,578)	$(6,659)

Less: Net income attributable to noncontrolling interests	(17,240)		(17,680)		440

Net income attributable to USPI’s common stockholder	$7,586		$18,724		$(11,138)

USPI’s equity in earnings of unconsolidated affiliates		$19,325		$20,437		$(1,112)

The following table provides other information regarding our unconsolidated affiliates (in thousands):

	Three Months Ended March 31,
	2013	2012
Long-term debt	$402,956	$444,103
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	23.2%	22.6%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	26.3%	26.2%
Unconsolidated facilities operated at period end	150	143

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as our equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about our involvement in equity method investments.
(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership we held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This is a non-GAAP measure but management believes it provides further useful information about our involvement in equity method investments.

As shown above, our consolidated net patient service revenues for the three months ended March 31, 2013 increased $15.0 million, or 14% compared to the prior year period, and the net patient service revenues of our unconsolidated affiliates increased $9.8 million, or 2%. These variances are analyzed more extensively below under “Revenues.”

Our Ownership Interests in the Facilities We Operate

Our earnings are predominantly driven by our investments in the facilities we operate, so we focus on those businesses’ growth rates together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in surgical facilities we operate is as follows:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012	Three Months Ended March 31, 2012
Unconsolidated facilities(1)	23.2%	23.5%	22.6%
Consolidated facilities(2)	46.5%	44.2%	43.2%
Total(3)	29.7%	28.5%	27.9%

(1)	Computed for unconsolidated facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income of surgical facilities we account for under the equity method.
(2)	Computed for consolidated facilities by dividing (a) the aggregate net income of surgical facilities we operate less our total noncontrolling interests in income of consolidated subsidiaries by (b) the aggregate net income of our consolidated surgical facilities.
(3)	Computed in total by dividing our share of the facilities’ net income, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income of our surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our increased focus on partnering our facilities with not-for-profit health systems in addition to physicians generally leads to our accounting for more facilities under the equity method (unconsolidated) as reflected in our number of unconsolidated facilities increasing by nine from January 1, 2012 to March 31, 2013, while our number of consolidated facilities increased by five. We generally have a lower ownership percentage in an equity method facility as compared to a consolidated facility.

Revenues

Our consolidated net revenues increased 13% during the first quarter of 2013 as compared to the prior year first quarter, and the revenues of our unconsolidated affiliates increased 2%. The table below quantifies several significant items impacting year over year change (in thousands).

	Three Months Ended March 31, 2013
	USPI as Reported Under GAAP	Unconsolidated Affiliates
Total revenues, three months ended March 31, 2012	$128,195	$408,464
Add: revenue from acquired facilities and de novos	18,158	15,168
Less: revenue of disposed facilities	—	(947)

Adjusted base period	146,353	422,685
Decrease from operations	(2,015)	(4,407)
Other	770	10

Total revenues, three months ended March 31, 2013	$145,108	$418,288

As shown above, revenue growth during the first quarter of 2013 was from acquisitions for both consolidated and unconsolidated facilities.

Facility Growth

As described above, our systemwide revenues grew 5% in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This growth was comprised of revenues of newly acquired facilities, partially offset by a reduction in same store revenues. The decline in same store revenue of 2% was driven by a 3% decline in case volumes, offset by a 2% increase in net revenue per case.

The following table summarizes our same store facility revenue year-over-year increases, as compared to the three months ended March 31, 2012:

Three Months Ended March 31, 2013
Net revenue	(2)%
Surgical cases	(3)%
Net revenue per case	2%

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

	March 31, 2013	March 31, 2012
United States facilities(1):
With a hospital partner	148	140
Without a hospital partner	66	62

Total U.S. facilities	214	202
United Kingdom facilities(2)	—	7

Total facilities operated	214	209

Change from March 31, 2012:
De novo (newly constructed)	2
Acquisition	12
Disposals/Mergers(2)	(9)

Total increase in number of facilities	5

(1)	At March 31, 2013, physicians own a portion of all but two of these facilities.
(2)	On April 3, 2012, we distributed the stock of our U.K. subsidiary to the stockholders of our parent, USPI Group Holdings, Inc. As a result, we no longer have any ownership in the U.K. During 2012, we also sold our ownership interests in a facility in Nashville, Tennessee and merged two of our Houston-area facilities into one location.

Facility Operating Margins

Same store facility operating margins decreased 250 basis points for the period from March 31, 2012 to March 31, 2013. The decrease was primarily attributable to the decreases in revenues described above. While many of our costs are variable, a significant portion are not variable on a day-to-day basis. We believe we have opportunities to reduce expenses in 2013 if the decreased case volumes we experienced during the first quarter of 2013 continue.

The following table summarizes the year-over-year changes in our same store facility operating margins (see footnote 1 below):

	Three Months Ended March 31, 2013	(Decrease)
With a hospital partner	22.2%	(240	) bps
Without a hospital partner	28.7%	(270	) bps
Total facilities	23.4%	(250	) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for our operations because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

As discussed more fully in “Revenues,” our consolidated revenues increased by $16.9 million, or 13.2%, to $145.1 million for the three months ended March 31, 2013 from $128.2 million for the three months ended March 31, 2012. The growth in revenues during the first quarter of 2013 was driven by acquisitions.

Equity in earnings of unconsolidated affiliates decreased by $1.1 million, or 5.4% to $19.3 million for the three months ended March 31, 2013 from $20.4 million for the three months ended March 31, 2012. This decrease was driven a $1.6 million decline in our same store facilities results due to weak case volumes and as a result of our gaining control of two facilities that are now consolidated ($0.8 million). The decreases were partially offset by an increase to equity in earnings from acquisitions of $1.3 million. The number of facilities we account for under the equity method increased by seven from March 31, 2012 to March 31, 2013.

Operating expenses, excluding depreciation and amortization, increased by $14.5 million, or 17.0%, to $99.3 million for the three months ended March 31, 2013 from $84.8 million for the three months ended March 31, 2012. The increase resulted from our acquisition of facilities during 2012.

Operating income increased $0.1 million, or 0.2%, to $58.2 million for the three months ended March 31, 2013 from $58.1 million for the three months ended March 31, 2012, primarily as a result of the earnings from facilities we acquired during 2012 being offset by reductions in the earnings of facilities we operated in both periods. Operating income, as a percentage of revenues, decreased to 40.1% for the three months ended March 31, 2013 from 45.3% for the three months ended March 31, 2012, due to our revenues decreasing without proportional reductions in operating costs of our facilities.

Interest expense, net of interest income, increased $13.5 million to $28.6 million for the three months ended March 31, 2013 as compared to $15.1 million for the three months ended March 31, 2012. The increase is due to higher overall debt balances and interest rates at March 31, 2013 due to a refinancing we completed in April 2012

Provision for income taxes was $4.9 million for the three months ended March 31, 2013 compared to $10.1 million for the three months ended March 31, 2012. Our effective tax rate (based on pretax earnings attributable to USPI’s stockholder) was 39% and 40% in the three months ended March 31, 2013 and 2012, respectively.

Total income from discontinued operations was $3.4 million in the three months ended March 31, 2012. On April 3, 2012, we spun off our U.K. subsidiary to the equity holders of USPI Group Holdings, Inc., our parent. As a result, the historical results of our U.K. operations are now classified as discontinued operations. The $3.4 million of income in 2012 is related to our U.K. operations before the spin-off.

Net income attributable to noncontrolling interest decreased $0.4 million, or 2.5%, to $17.2 million for the three months ended March 31, 2013 compared to $17.6 million for the three months ended March 31, 2012. The decrease is due to the reduced earnings of the consolidated same store facilities.

Net income decreased $11.6 million, or 31.8%, to $24.8 million for the three months ended March 31, 2013 as compared to $36.4 million for the three months ended March 31, 2012. Net income attributable to USPI’s common stockholder decreased $11.1 million, or 59.5%, to $7.6 million for the three months ended March 31, 2013 as compared to $18.7 million for the three months ended March 31, 2012. The decrease was due to higher interest expense, as described above, given that the earnings of acquired facilities were offset by the decrease in same store facilities’ earnings.

Liquidity and Capital Resources

Cash Flows

During the three months ended March 31, 2013, we generated $38.6 million of cash flows from operating activities as compared to $50.8 million during the three months ended March 31, 2012. The decrease of $12.2 million, or 24.1%, from the prior year period, primarily resulted from increased interest payments in 2013.

During the three months ended March 31, 2013, our net cash used in investing activities was $2.4 million, consisting of net receipts of $7.2 million from the purchase and sale of businesses and equity interests, offset by $8.7 million of purchases for property and equipment, which excludes $0.1 million of property and equipment acquired under capital lease arrangements. Approximately $5.6 million of property and equipment purchases were related to ongoing development projects, including expanding or investing in infrastructure of existing facilities and the remaining $3.2 million represented purchases of equipment at existing facilities. Net cash used in financing activities for the three months ended March 31, 2013 totaled $39.9 million, which was primarily distributions to noncontrolling interests of $19.5 million, a net decrease in cash held on behalf of noncontrolling interests of $16.6 million and net payments on long-term debt of $4.3 million.

Cash and cash equivalents were $47.4 million at March 31, 2013 as compared to $51.2 million at December 31, 2012, and the net working capital deficit was $87.4 million at March 31, 2013 as compared to $102.4 million at December 31, 2012. The overall negative working capital position at March 31, 2013 and December 31, 2012 is primarily the result of amounts due to affiliates totaling $138.6 million and $155.4 million, respectively, associated with our practice of holding our unconsolidated facilities’ cash until these amounts are distributed to our partners, typically on a monthly or quarterly basis. As discussed below, we have sufficient availability under our new credit facility, together with our operating cash flows, to service our obligations.

Debt

In April 2012, we amended our existing credit facility, issued new senior unsecured notes and redeemed all of our previously outstanding notes.

The amended credit facility provided borrowings consisting of $144.4 million in non-extended term loans maturing in April 2014; $312.4 million in extended term loans maturing in April 2017; $375.0 million in a new term loan maturing in April 2019; and $125.0 million under the new revolving facility maturing in April 2017. The extended and new term loans each require quarterly principal payments of 0.25% of the outstanding balance as of April 3, 2012 with the remaining balances due in 2014 for the non-extended term loans, in 2017 for the extended term loans and in 2019 for the new term loan. No principal payments are required on the revolving credit facility until its maturity in 2017. Interest rates on the amended credit facility are based on Prime or LIBOR plus a margin of 2.00% to 4.75%. Additionally, we pay 0.50% per annum on the daily-unused commitment of the new revolving credit facility. We also pay a quarterly participation fee of 2.13% per annum related to outstanding letters of credit.

In December 2012, we borrowed an additional $150.0 million in new term loans under the amended credit facility. This borrowing requires quarterly principal payments of 0.25% of the outstanding balance and matures in April 2019. In February 2013, we further amended our senior secured credit facility and committed to borrow $150.0 million, which was to be used to repay the non-extended term loan of $144.4 million and related fees and expenses. The transaction was completed in April 2013. The new term loan matures in April 2019. The amendment also changed the interest rate spread charged on the term loans to LIBOR plus a margin of 3.50% to 3.75%.

At March 31, 2013, we had $974.2 million outstanding under the amended credit facility at a weighted average interest rate of approximately 6.5%. At March 31, 2013, we had $123.4 million available for borrowing under the revolving credit facility, representing the revolving facility’s $125.0 million capacity, net of $1.6 million of outstanding letters of credit.

The amended credit facility is guaranteed by USPI Holdings, Inc. and its current and future directly and indirectly wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock and the capital stock of each of our wholly owned domestic subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at March 31, 2013.

In April 2012, we issued of $440.0 million of 9.0% senior unsecured notes due in April 2020. Interest on the outstanding notes is payable on April 1 and October 1 of each year, and commenced on October 1, 2012. At March 31, 2013, we had $440.0 million of the senior unsecured notes outstanding. The notes are unsecured senior obligations of our company; however, the notes are guaranteed by most of our current and future direct and indirect 100%-owned domestic subsidiaries. Additionally, the notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sells assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at March 31, 2013.

Contractual Cash Obligations

Our contractual cash obligations as of March 31, 2013, including the effects of the debt refinancing we completed on April 4, 2013, are summarized as follows:

	Payments Due by Period
Contractual Cash Obligations	Total	Within 1 Year	Years 2 and 3	Years 4 and 5	Beyond 5 Years
	(In thousands)
Long term debt obligations:
Amended senior secured credit facility — new term loan(1)	$520,509	$5,231	$10,463	$10,463	$494,352
Amended senior secured credit facility — new term loan(1)	150,000	1,500	3,000	3,000	142,500
Amended senior secured credit facility — extended term loan(1)	309,311	3,124	6,249	299,938	—
Senior unsecured notes (1)	440,000	—	—	—	440,000
Other debt at operating subsidiaries(1)	36,588	6,704	9,165	10,201	10,518
Interest on long-term debt obligations(2)	529,653	86,174	170,207	159,341	113,931
Capitalized lease obligations(3)	41,860	5,057	8,087	6,929	21,787
Operating lease obligations	87,185	16,026	26,562	20,437	24,160

Total contractual cash obligations	$2,115,106	$123,816	$233,733	$510,309	$1,247,248

(1)	Scheduled principal payments.
(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the March 31, 2013 rates applicable to each debt instrument.
(3)	Includes principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have noncontrolling investors who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to us, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $61.2 million at March 31, 2013, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was approximately 46% at March 31, 2013. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At March 31, 2013, the total debt on the balance sheets of our unconsolidated affiliates was approximately $403.0 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was approximately 26% at March 31, 2013. We or one of our wholly owned subsidiaries had collectively guaranteed $29.4 million of the $403.0 million in total debt of our unconsolidated affiliates as of March 31, 2013. In addition, our unconsolidated affiliates have obligations under operating leases, of which we or a wholly owned subsidiary had guaranteed $14.1 million as of March 31, 2013. Of the total $43.5 million of guarantees related to unconsolidated affiliates, approximately $7.8 million represents guarantees of obligations of four facilities which have been sold. We have full recourse to the buyers with respect to the $7.8 million related to the sold facilities.

Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million for the three months ended March 31, 2013 and 2012. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At March 31, 2013, we had approximately $6.0 million accrued related to such management fee, which is included in other long-term liabilities in the accompanying consolidated balance sheet.

In January 2013, we contributed two surgery centers previously acquired to a joint venture with one of our hospital partners, Baylor Healthcare System (Baylor). We operate 32 surgical facilities in partnership with Baylor and local physicians. Baylor’s Chief Executive Officer is a member of our board of directors. Baylor paid us approximately $9.0 million for ownership interests in the two surgery centers. We believe that the sales price was approximately the same as if they had been negotiated on an arms’ length basis. We continue to account for these facilities under the equity method.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in interest rates and other relevant market risks. Our primary market risk is a change in interest rates associated with variable-rate borrowings. Historically, we have not held or issued derivative financial instruments other than the use of variable-to-fixed interest rate swaps for portions of our borrowings under credit facilities with commercial lenders as required by credit agreements. Currently, we have no interest rate swaps in effect. We do not use derivative instruments for speculative purposes.

Our financing arrangements with many commercial lenders are based on the spread over the prime rate or LIBOR. At March 31, 2013, $476.6 million of our outstanding debt was in fixed rate instruments and the remaining $974.2 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $9.7 million.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings that might have a material adverse impact on the Company.

ITEM 5.	Other Information

On May 9, 2013, Michael E. Donovan, an affiliate of Welsh, Carson, Anderson & Stowe X, L.P. (“Welsh Carson”), submitted his resignation from his position as a member of the Board of Directors of the Company and the executive and audit and compliance committees effective as of the date thereof. Following such resignation, the Board of Directors of the Company unanimously voted to appoint Tony F. Ecock as a director. As an affiliate of Welsh Carson, Mr. Ecock will not receive cash compensation for his services as a director.

The Company and Jason B. Cagle executed a Second Amended and Restated Employment Agreement (the “Agreement”). Under the Agreement, Mr. Cagle received an increase in his annual salary to Three Hundred and Seventy-Five Thousand Dollars. In addition, Mr. Cagle was granted an award of seven hundred and twenty-five thousand stock options.

ITEM 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)

10.1	Second Amended and Restated Employment Agreement, dated as of March 1, 2013, by and between the Company and Jason B. Cagle(1)(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (v) Consolidated Statement of Changes in Equity for the three months ended March 31, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements.(3)

(1)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.
(2)	Filed herewith.
(3)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.
By:	/s/ Jason B. Cagle
Jason B. Cagle
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2013

By:	/s/ J. Anthony Martin
J. Anthony Martin
Senior Vice President, Corporate Controller,
and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)

10.1	Second Amended and Restated Employment Agreement, dated as of March 1, 2013, by and between the Company and Jason B. Cagle(1)(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (v) Consolidated Statement of Changes in Equity for the three months ended March 31, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements.(3)

(1)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.
(2)	Filed herewith.
(3)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.