Form 10-Q
period 2013-06-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2013-08-09
CIK 1101723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of Common Stock of the Registrant outstanding at August 8, 2013 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note:     Items 1A, 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Surgical Partners International, Inc.:

We have reviewed the consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of June 30, 2013, the related consolidated statements of operations, comprehensive income and changes in equity for the three-month and six-month periods ended June 30, 2013 and 2012, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Dallas, Texas

August 8, 2013

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands — except share data)
ASSETS
Cash and cash equivalents	$56,952	$51,203
Available for sale securities (Note 7)	10,757	10,741
Accounts receivable, net of allowance for doubtful accounts of $12,573 and $9,904, respectively	48,440	50,108
Other receivables	20,888	14,611
Inventories of supplies	8,975	8,017
Deferred tax asset, net	22,515	20,687
Prepaids and other current assets	18,854	16,607

Total current assets	187,381	171,974
Property and equipment, net	135,939	126,526
Investments in unconsolidated affiliates	471,747	484,079
Goodwill	1,218,645	1,195,686
Intangible assets, net	356,934	359,422
Other assets	23,880	23,062

Total assets	$2,394,526	$2,360,749

LIABILITIES AND EQUITY
Accounts payable	$17,059	$14,981
Accrued salaries and benefits	26,577	28,992
Due to affiliates	147,917	155,389
Accrued interest	10,277	10,053
Current portion of long-term debt	19,064	17,913
Other current liabilities	49,982	47,078

Total current liabilities	270,876	274,406
Long-term debt, less current portion	1,462,725	1,461,621
Other long-term liabilities	33,106	30,583
Deferred tax liability, net	176,633	168,753

Total liabilities	1,943,340	1,935,363
Noncontrolling interests — redeemable (Note 4)	162,335	153,399
Commitments and contingencies (Note 10)
Equity:
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized; issued and outstanding	—	—
Additional paid-in capital	226,507	231,056
Accumulated other comprehensive income	—	64
Retained earnings	17,551	2,595

Total USPI stockholder’s equity	244,058	233,715
Noncontrolling interests — non-redeemable (Note 4)	44,793	38,272

Total equity	288,851	271,987

Total liabilities and equity	$2,394,526	$2,360,749

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
	(Unaudited — in thousands)
Revenues:
Net patient service revenues	$130,047	$107,412
Management and contract service revenues	22,298	19,535
Other revenues	2,891	2,273

Total revenues	155,236	129,220
Equity in earnings of unconsolidated affiliates	23,512	23,653
Operating expenses:
Salaries, benefits, and other employee costs	40,420	33,350
Medical services and supplies	25,049	20,001
Other operating expenses	26,378	20,895
General and administrative expenses	10,493	10,084
Provision for doubtful accounts	3,139	1,966
Net loss (gain) on deconsolidations, disposals and impairments	5,501	(1,273)
Depreciation and amortization	7,172	5,977

Total operating expenses	118,152	91,000

Operating income	60,596	61,873
Interest income	389	158
Interest expense	(24,346)	(23,555)
Loss on early retirement of debt	(5,535)	(37,958)
Other, net	(4)	(836)

Total other expense, net	(29,496)	(62,191)

Income (loss) before income taxes	31,100	(318)
Income tax (expense) benefit	(5,585)	6,173

Net income	25,515	5,855
Less: Net income attributable to noncontrolling interests	(18,090)	(17,348)

Net income (loss) attributable to USPI’s common stockholder	$7,425	$(11,493)

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(Unaudited — in thousands)
Revenues:
Net patient service revenues	$251,520	$213,931
Management and contract service revenues	42,878	38,925
Other revenues	5,945	4,559

Total revenues	300,343	257,415
Equity in earnings of unconsolidated affiliates	42,837	44,090
Operating expenses:
Salaries, benefits, and other employee costs	79,433	66,650
Medical services and supplies	47,886	38,699
Other operating expenses	50,969	41,087
General and administrative expenses	20,397	20,682
Provision for doubtful accounts	6,182	4,312
Net loss (gain) on deconsolidations, disposals and impairments	5,399	(1,572)
Depreciation and amortization	14,075	11,663

Total operating expenses	224,341	181,521

Operating income	118,839	119,984
Interest income	740	302
Interest expense	(53,257)	(38,775)
Loss on early retirement of debt	(5,535)	(37,958)
Other, net	(4)	(781)

Total other expense, net	(58,056)	(77,212)

Income from continuing operations before income taxes	60,783	42,772
Income tax expense	(10,442)	(3,948)

Income from continuing operations	50,341	38,824
Discontinued operations, net of tax (Note 2):
Income from discontinued operations	—	3,435
Loss on disposal of discontinued operations	—	—

Total earnings from discontinued operations	—	3,435

Net income	50,341	42,259
Less: Net income attributable to noncontrolling interests	(35,330)	(35,028)

Net income attributable to USPI’s common stockholder	$15,011	$7,231

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$15,011	$3,850
Earnings from discontinued operations, net of tax	—	3,381

Net income attributable to USPI’s common stockholder	$15,011	$7,231

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
	(Unaudited — in thousands)
Net income	$25,515	$5,855
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net of tax	(66)	6
Reclassification due to spin-off of U.K. subsidiary:
Foreign currency translation adjustments	—	58,676

Total other comprehensive income (loss)	(66)	58,682

Comprehensive income	25,449	64,537
Less: Comprehensive income attributable to noncontrolling interests	(18,090)	(17,348)

Comprehensive income attributable to USPI’s common stockholder	$7,359	$47,189

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(Unaudited — in thousands)
Net income	$50,341	$42,259
Other comprehensive income:
Foreign currency translation adjustments	—	4,942
Unrealized loss on foreign currency contract, net of tax	—	(560)
Unrealized gain on interest rate swaps, net of tax		15
Unrealized (loss) gain on available-for-sale securities, net of tax	(64)	13
Reclassification due to spin-off of U.K. subsidiary:
Foreign currency translation adjustments	—	58,676

Total other comprehensive income (loss)	(64)	63,086

Comprehensive income	50,277	105,345
Less: Comprehensive income attributable to noncontrolling interests	(35,330)	(35,028)

Comprehensive income attributable to USPI’s common stockholder	$14,947	$70,317

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the Three Months and Six Months Ended June 30, 2013

	USPI’s Common Stockholder
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests Non-Redeemable	Total
	(Unaudited — in thousands, except share amounts)
Balance, December 31, 2012	100	$—	$231,056	$64	$2,595	$38,272	$271,987
Distributions to noncontrolling interests	—	—	—	—	—	(2,541)	(2,541)
Purchases of noncontrolling interests	—	—	(192)	—	—	(23)	(215)
Sales of noncontrolling interests	—	—	(3,284)	—	—	4,836	1,552
Contribution related to equity award grants by parent and other	—	—	447	—	—	—	447
Net income	—	—	—	—	7,586	1,774	9,360
Other comprehensive income	—	—	—	2	—	—	2

Balance, March 31, 2013	100	—	228,027	66	10,181	42,318	280,592
Distributions to noncontrolling interests	—	—	—	—	—	(1,925)	(1,925)
Purchases of noncontrolling interests	—	—	831	—	—	(219)	612
Sales of noncontrolling interests	—	—	(2,647)	—	—	283	(2,364)
Acquisition of new business	—	—	—	—	—	2,179	2,179
Contribution related to equity award grants by parent and other	—	—	296	—	—	—	296
Payment of common stock dividend	—	—	—	—	(55)	—	(55)
Net income	—	—	—	—	7,425	2,157	9,582
Other comprehensive loss	—	—	—	(66)	—	—	(66)

Balance, June 30, 2013	100	$—	$226,507	$—	$17,551	$44,793	$288,851

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the Three Months and Six Months Ended June 30, 2012

	USPI’s Common Stockholder
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Noncontrolling Interests Non-Redeemable	Total
	(Unaudited — in thousands, except share amounts)
Balance, December 31, 2011	100	$—	$778,030	$(63,033)	$17,691	$35,183	$767,871
Distributions to noncontrolling interests	—	—	—	—	—	(3,511)	(3,511)
Purchases of noncontrolling interests	—	—	(103)	—	—	(86)	(189)
Sales of noncontrolling interests	—	—	(16,064)	—	—	584	(15,480)
Contribution related to equity award grants by parent and other	—	—	366	—	—	—	366
Net income	—	—	—	—	18,724	1,990	20,714
Other comprehensive income	—	—	—	4,404	—	—	4,404

Balance, March 31, 2012	100	—	762,229	(58,629)	36,415	34,160	774,175
Distributions to noncontrolling interests	—	—	—	—	—	(3,063)	(3,063)
Purchases of noncontrolling interests	—	—	713	—	—	(129)	584
Sales of noncontrolling interests	—	—	(464)	—	—	403	(61)
Contribution related to equity award grants by parent and other	—	—	575	—	—	—	575
Spin-off of U.K. subsidiary (Note 2)	—	—	(193,320)	—		(523)	(193,843)
Payment of common stock dividend	—	—	(278,043)	—	(36,415)	—	(314,458)
Net income (loss)	—	—	—	—	(11,493)	1,980	(9,513)
Other comprehensive income	—	—	—	58,682	—	—	58,682

Balance, June 30, 2012	100	$—	$291,690	$53	$(11,493)	$32,828	$313,078

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(Unaudited — in thousands)
Cash flows from operating activities:
Net income	$50,341	$42,259
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from discontinued operations	—	(3,435)
Loss on early retirement of debt	5,535	37,958
Provision for doubtful accounts	6,182	4,312
Depreciation and amortization	14,075	11,663
Net loss (gain) on deconsolidations, disposals and impairments	5,399	(1,572)
Amortization of debt issue costs and discount	2,207	1,926
Deferred income tax expense	589	(11,931)
Equity in earnings of unconsolidated affiliates, net of distributions received	578	(2,067)
Equity-based compensation	899	837
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(2,260)	238
Other receivables	(1,089)	(4,997)
Inventories of supplies, prepaids and other current assets	(2,480)	(3,985)
Accounts payable and other current liabilities	(3,453)	3,683
Long-term liabilities	892	431

Net cash provided by operating activities	77,415	75,320

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(11,926)	(25,762)
Proceeds from sale of businesses and equity interests	9,633	1,634
Purchases of property and equipment	(13,944)	(8,944)
Purchases of marketable securities, net	(183)	(5,201)
Returns of capital from unconsolidated affiliates	—	614
(Increase) decrease in deposits and notes receivable	(125)	850

Net cash used in investing activities	(16,545)	(36,809)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	145,374	789,204
Payments on long-term debt	(153,947)	(531,636)
(Decrease) increase in cash held on behalf of unconsolidated affiliates and other	(7,835)	4,797
(Purchases) sales of noncontrolling interests, net	(551)	3,374
Payment of common stock dividend	(55)	(314,458)
Distributions to noncontrolling interests	(38,107)	(39,838)

Net cash used in financing activities	(55,121)	(88,557)

Cash flows from discontinued operations:
Operating cash flows	—	5,101
Investing cash flows	—	(11,383)
Financing cash flows	—	53,142
Effect of exchange rate changes on cash and cash equivalents	—	(79)

Net cash provided by discontinued operations	—	46,781

Net increase (decrease) in cash and cash equivalents	5,749	(3,265)
Cash and cash equivalents at beginning of period	51,203	41,822

Cash and cash equivalents at end of period	$56,952	$38,557

Supplemental information:
Interest paid — continuing operations	$50,851	$33,542
Income taxes paid — continuing operations	11,772	17,637
Interest paid — discontinued operations	—	772
Income taxes paid — discontinued operations	—	1,989
Non-cash transactions:
Spin-off of U.K. subsidiary	$—	$(193,843)
Assets acquired under capital lease obligations	558	8,534

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a) Description of Business

United Surgical Partners International, Inc., a Delaware corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and management of ambulatory surgery centers, surgical hospitals and related businesses. At June 30, 2013, the Company, headquartered in Dallas, Texas, operated 215 short-stay surgical facilities in the United States. Of these 215 facilities, the Company consolidates the results of 66 and accounts for 149 under the equity method. The majority of the Company’s facilities are jointly owned with local physicians and a not-for-profit healthcare system (hospital partner) that has other healthcare businesses in the region. At June 30, 2013, the Company had agreements with hospital partners providing for joint ownership of 149 of the Company’s 215 facilities and also providing a framework for the planning and construction of additional facilities in the future. All but two of the Company’s facilities include physician owners.

The Company is subject to changes in government legislation that could impact Medicare, Medicaid, and other government reimbursement levels and is also subject to changes in payment systems that may impact the level and timing of payments for services rendered.

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

The Company operates in one reportable business segment, the ownership and operation of surgery related businesses in the United States.

(2)	Discontinued Operations and Other Dispositions

Prior to April 3, 2012, the Company also operated seven facilities in the United Kingdom. On April 3, 2012, the Company distributed the stock of its U.K. subsidiary to its parent, USPI Group Holdings, Inc., equity holders. Subsequent to April 3, 2012, the Company has no ownership in the U.K. operations. Because GAAP requires spin-off transactions to be accounted for at carrying value, there was no gain or loss recorded on the spin-off of the U.K. operations. The Company has reclassified the historical results of its U.K. subsidiary to remove its operations from the Company’s revenues and expenses, collapsing the net income or loss from the U.K. subsidiary’s operations into a single line within discontinued operations.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes certain amounts related to the Company’s discontinued operations for the period presented (in thousands):

Six Months Ended June 30, 2012
Revenues	$36,528
Income from discontinued operations before income taxes	$4,703
Income tax expense	(1,268)

Income from discontinued operations	$3,435

In January 2013, the Company contributed two surgery centers previously acquired to a joint venture with one of its hospital partners, Baylor Healthcare System (Baylor), also a related party (Note 8). Baylor paid the Company approximately $9.0 million for ownership interests in the two surgery centers. The Company continues to account for these facilities under the equity method.

(3)	Investments in Unconsolidated Affiliates and Business Combinations

The Company acquires interests in existing surgery centers and invests in new facilities that it develops in partnership with hospital partners and local physicians. Some of these transactions result in the Company controlling the acquired entity and meet the GAAP definition of a business combination. The financial results of the acquired entities are included in the Company’s consolidated financial statements beginning on the acquisitions’ effective closing date. During the six months ended June 30, 2013, the Company obtained control of two entities:

Effective Date	Facility Location		Amount
Investments
May 2013	Houston Texas	(1)	$1.5 million
May 2013	Houston, Texas	(2)	4.9 million

Total			$6.4 million

(1)	Acquisition of a controlling interest in and right to manage a surgical facility in which the Company previously had no involvement. The facility is jointly owned with a hospital partner and local physicians. The adjustments to arrive at pro forma operating results for this acquisition are not material.
(2)	Acquisition of a controlling interest in a surgical facility in which the Company already had ownership and the right to manage. The facility is jointly owned with a hospital partner and local physicians. The Company recorded a loss of approximately $0.8 million as a result of adjusting the carrying value of its existing ownership to fair value as required by GAAP. The loss is included in “Net loss (gain) on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the unaudited pro forma results as if the Company had acquired this facility on January 1 of each year. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on the dates indicated, nor is it indicative of the future operation results of the Company.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Total revenues	$157,021	$307,188	$135,260	$268,705
Net income (loss) attributable to USPI’s common stockholder	$7,415	$14,977	$(11,519)	$7,161

The Company controls 66 of its entities and therefore consolidates their results. However, the Company accounts for a majority (149 of its 215 facilities at June 30, 2013) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity. The majority of these investments are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in thousands, except number of facilities, reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unconsolidated facilities operated at period-end	149	143	149	143
Income statement information:
Revenues	$444,168	$427,180	$862,457	$837,153
Operating expenses:
Salaries, benefits, and other employee costs	107,121	98,592	212,442	195,909
Medical services and supplies	110,133	104,377	212,389	203,931
Other operating expenses	102,092	96,937	203,712	192,866
Net loss (gain) on asset disposals, net	(90)	632	(461)	530
Depreciation and amortization	18,116	18,312	36,170	36,398

Total operating expenses	337,372	318,850	664,252	629,634

Operating income	106,796	108,330	198,205	207,519
Interest expense, net	(7,755)	(8,702)	(15,715)	(17,824)
Other, net	12	21	21	13

Income before income taxes	$99,053	$99,649	$182,511	$189,708

Balance sheet information:
Current assets	$326,762	$321,821	$326,762	$321,821
Noncurrent assets	567,157	590,064	567,157	590,064
Current liabilities	211,816	183,795	211,816	183,795
Noncurrent liabilities	381,470	423,752	381,470	423,752

The Company also regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. The cash flow impact of these transactions is classified within

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

investing activities. During the six months ended June 30, 2013, these transactions resulted in a cash outflow of approximately $4.9 million, which is summarized as follows:

Effective Date	Facility Location		Amount
Investments
May 2013	Effingham, Illinois	(1)	$2.6 million
Various	Various	(2)	2.3 million

Total			$4.9 million

(1)	Acquisition of additional ownership in a surgical facility in which the Company already held ownership and the right to manage. The facility is jointly owned with local physicians.
(2)	Represents the net payment related to various other purchases and sales of equity interests and contributions of cash related to equity method investees.

(4)	Noncontrolling Interests

The Company controls and therefore consolidates the results of 66 of its 215 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the six months ended June 30, 2013, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $3.6 million and $3.0 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net income (loss) attributable to USPI’s common stockholder	$7,425	$15,011	$(11,493)	$7,231
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(2,647)	(5,931)	(464)	(16,528)
Increase in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	831	639	713	610

Net transfers to noncontrolling interests	(1,816)	(5,292)	249	(15,918)

Change in equity from net income (loss) attributable to USPI and transfers to noncontrolling interests	$5,609	$9,719	$(11,244)	$(8,687)

Were certain fundamental regulatory changes to occur, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership structure illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions have been classified

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

outside of equity and are carried as “noncontrolling interests — redeemable” on the Company’s consolidated balance sheets. The activity for the three and six months ended June 30, 2013 and 2012 is summarized below (in thousands):

2013 Noncontrolling Interests — Redeemable
Balance, December 31, 2012	$153,399
Net income attributable to noncontrolling interests	15,466
Distributions to noncontrolling interests	(16,993)
Purchases of noncontrolling interests	(270)
Sales of noncontrolling interests	4,246

Balance, March 31, 2013	155,848
Net income attributable to noncontrolling interests	15,933
Distributions to noncontrolling interests	(16,648)
Purchases of noncontrolling interests	(3,686)
Sales of noncontrolling interests	4,777
Acquisition of new business	6,111

Balance, June 30, 2013	$162,335

2012 Noncontrolling Interests — Redeemable
Balance, December 31, 2011	$106,668
Net income attributable to noncontrolling interests	15,690
Distributions to noncontrolling interests	(17,151)
Purchases of noncontrolling interests	(349)
Sales of noncontrolling interests	20,186
Acquisition of new business	3,908

Balance, March 31, 2012	128,952
Net income attributable to noncontrolling interests	15,368
Distributions to noncontrolling interests	(16,155)
Purchases of noncontrolling interests	(5,909)
Sales of noncontrolling interests	983
Acquisition of new business	12,387

Balance, June 30, 2012	$135,626

(5)	Long-Term Debt

In April 2012, the Company amended its senior secured credit facility, issued new senior unsecured notes and redeemed all previously outstanding notes. As a result of these debt transactions, the Company recorded a loss on the early retirement of debt of approximately $38.0 million during the six months ended June 30, 2012, which represents a premium paid to retire its previously outstanding bonds, finance and legal fees and the write-off of debt issuance costs.

In February 2013, the Company further amended its senior secured credit facility and committed to borrow $150.0 million, which was to be used to repay the non-extended term loan of $144.4 million and related fees and expenses. The transaction was completed on April 4, 2013. The new term loan matures in April 2019. The amendment also changed the interest rate charged on the term loans to LIBOR plus a margin of 3.50% to 3.75%. As a result of the

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

new borrowings, the Company recorded a loss on the early retirement of debt of approximately $5.5 million during the six months ended June 30, 2013, which represents finance and legal fees and the write-off of debt issuance costs.

(6)	Other Investments

The consolidated financial statements include the financial statements of USPI and subsidiaries the Company controls, usually indicated by majority ownership. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights.

The Company has ownership in an entity that operates and manages nine surgical facilities in the Houston, Texas area. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company is able to make the decisions that are most significant to the operations of the entity and has provided all of the funding for the entity, which the entity has used to acquire surgical facilities. The Company is entitled to a majority of the entity’s earnings until the Company has received a specified return on the investment. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the six months ended June 30, 2013 or 2012. At June 30, 2013 and 2012, the total assets of this entity were $101.7 million and $78.5 million, and the total liabilities owed to third parties were $24.1 million and $17.4 million, respectively. Such amounts are included in the accompanying consolidated balance sheet.

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

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for the traded debt securities. At June 30, 2013, both the aggregate carrying amount and estimated fair value of long-term debt were $1.5 billion. At June 30, 2012, the aggregate carrying amount and estimated fair value of long-term debt were $1.3 billion and $1.4 billion, respectively. The fair value of debt is classified within Level 2 of the valuation hierarchy.

At June 30, 2013 and 2012, the Company had approximately $10.8 million and $10.0 million, respectively, of marketable securities, which are held by the Company’s wholly-owned insurance subsidiary. These investments are used in connection with its retained professional and general liability risks and are not available for general corporate purposes. The marketable securities consist of U.S. Treasury and corporate debt, are classified as available-for-sale and are recorded at fair value on the consolidated balance sheet. The fair value of these securities are classified within Level 2 of the valuation hierarchy, and are based on closing market prices of the investments when applicable, or alternatively, valuations utilizing market data and other observable inputs. Realized gains and losses on the sale of these securities are reclassified out of other comprehensive income and into “Other, net” on the accompanying consolidated statements of operations.

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

Total equity-based compensation, included in the accompanying consolidated statements of operations, classified by line item, is as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Salaries, benefits and other employee costs	$97	$225	$110	$184
General and administrative expenses	355	674	262	460
Other operating expenses	—	—	193	193

Expense before income tax benefit	452	899	565	837
Income tax benefit	(35)	(84)	(125)	(162)

Total equity-based compensation expense, net of tax	$417	$815	$440	$675

Total equity-based compensation, included in the accompanying consolidated statements of operations, classified by type of award, is as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Share awards	$125	$292	$149	$298
Stock options	327	607	223	346
Warrants	—	—	193	193

Expense before income tax benefit	452	899	565	837
Income tax benefit	(35)	(84)	(125)	(162)

Total equity-based compensation expense, net of tax	$417	$815	$440	$675

(9)	Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million and $1.0 million in both the three months and six months ended June 30, 2013 and 2012, respectively. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

payable upon a change in control. At June 30, 2013, the Company had approximately $6.4 million accrued related to such management fee, of which $0.2 million is included in other current liabilities and $6.2 million is included in other long-term liabilities in the accompanying consolidated balance sheet.

In January 2013, the Company contributed two previously acquired surgery centers to a joint venture with one of its hospital partners, Baylor Healthcare System (Baylor). The Company operates 32 surgical facilities in partnership with Baylor and local physicians. Baylor’s Chief Executive Officer is a member of the Company’s board of directors. Baylor paid the Company approximately $9.0 million for ownership interests in the two surgery centers. The Company believes that the sales price was approximately the same as if they had been negotiated on an arms’ length basis. The Company continues to account for these facilities under the equity method.

(10)	Commitments and Contingencies

As of June 30, 2013, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $61.2 million. Of the total, $19.3 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $34.5 million of the remaining $41.9 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $7.4 million represents guarantees of the obligations of four facilities the Company has sold. The Company has full recourse to the buyers with respect to these amounts.

The Company has recorded long-term liabilities totaling approximately $0.9 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2030, and (e) provide no recourse for the Company to recover any amounts from third parties. The Company also has $1.6 million of letters of credit outstanding.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company’s $440.0 million of 9.0% senior unsecured notes due in April 2020 (Notes) were issued in a private offering on April 3, 2012 and were subsequently registered as publicly traded securities through a Form S-4 declared effective by the SEC on September 5, 2012. The exchange offer was completed in October 2012. The Notes are unsecured obligations of the Company; however, the Notes are guaranteed by most of its direct and indirect 100%-owned domestic subsidiaries. USPI, which issued the Notes, does not have independent assets or operations. USPI’s investees in which USPI owns less than 100% are not guarantors of the obligation. The financial positions and results of operations (below, in thousands) of the respective guarantors are based upon the guarantor relationship at the end of the period presented. Consolidation adjustments include purchase accounting entries for investments in which the Company’s ownership percentage in non-participating investees is not high enough to permit the application of pushdown accounting.

Condensed Consolidating Balance Sheets:

As of June 30, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$51,367	$5,585	$—	$56,952
Available for sale securities	10,757	—	—	10,757
Accounts receivable, net	—	48,440	—	48,440
Other receivables	75,853	25,506	(80,471)	20,888
Inventories of supplies	979	7,996	—	8,975
Prepaids and other current assets	39,571	1,798	—	41,369

Total current assets	178,527	89,325	(80,471)	187,381
Property and equipment, net	37,632	97,948	359	135,939
Investments in unconsolidated affiliates	913,157	31,740	(473,150)	471,747
Goodwill and intangible assets, net	959,512	198,820	417,247	1,575,579
Other assets	23,259	1,143	(522)	23,880

Total assets	$2,112,087	$418,976	$(136,537)	$2,394,526

LIABILITIES AND EQUITY

Liabilities and Equity
Current liabilities:
Accounts payable	$2,159	$14,900	$—	$17,059
Accrued expenses and other	242,418	72,890	(80,555)	234,753
Current portion of long-term debt	10,173	9,759	(868)	19,064

Total current liabilities	254,750	97,549	(81,423)	270,876
Long-term debt, less current portion	1,408,454	54,161	110	1,462,725
Other long-term liabilities	204,825	5,320	(406)	209,739
Parent’s equity	244,058	221,759	(221,759)	244,058
Noncontrolling interests	—	40,187	166,941	207,128

Total liabilities and equity	$2,112,087	$418,976	$(136,537)	$2,394,526

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS

Current assets:
Cash and cash equivalents	$42,291	$8,912	$—	$51,203
Available for sale securities	10,741	—	—	10,741
Accounts receivable, net	—	50,108	—	50,108
Other receivables	71,246	25,918	(82,553)	14,611
Inventories of supplies	793	7,224	—	8,017
Prepaids and other current assets	35,460	1,834	—	37,294

Total current assets	160,531	93,996	(82,553)	171,974
Property and equipment, net	31,919	94,184	423	126,526
Investments in unconsolidated affiliates	922,507	—	(438,428)	484,079
Goodwill and intangible assets, net	958,104	185,537	411,467	1,555,108
Other assets	22,328	1,169	(435)	23,062

Total assets	$2,095,389	$374,886	$(109,526)	$2,360,749

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$782	$14,199	$—	$14,981
Accrued expenses and other	248,910	74,718	(82,116)	241,512
Current portion of long-term debt	8,659	10,244	(990)	17,913

Total current liabilities	258,351	99,161	(83,106)	274,406
Long-term debt, less current portion	1,408,963	52,861	(203)	1,461,621
Other long-term liabilities	194,360	5,472	(496)	199,336
Parent’s equity	233,715	182,214	(182,214)	233,715
Noncontrolling interests	—	35,178	156,493	191,671

Total liabilities and equity	$2,095,389	$374,886	$(109,526)	$2,360,749

Condensed Consolidating Statements of Income:

For the Six Months Ended June 30, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$58,580	$255,246	$(13,483)	$300,343
Equity in earnings of unconsolidated affiliates	74,409	3,381	(34,953)	42,837
Operating expenses, excluding depreciation and amortization	47,255	176,404	(13,393)	210,266
Depreciation and amortization	4,973	9,037	65	14,075

Operating income	80,761	73,186	(35,108)	118,839
Interest expense, net	(50,349)	(2,168)	—	(52,517)
Loss on early retirement of debt	(5,535)	—	—	(5,535)
Other income (expense), net	(4)	—	—	(4)

Income before income taxes	24,873	71,018	(35,108)	60,783
Income tax expense	(9,862)	(580)	—	(10,442)

Net income	15,011	70,438	(35,108)	50,341
Less: Net income attributable to noncontrolling interests	—	(9,047)	(26,283)	(35,330)

Net income attributable to Parent	$15,011	$61,391	$(61,391)	$15,011

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Six Months Ended June 30, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$55,961	$213,574	$(12,120)	$257,415
Equity in earnings of unconsolidated affiliates	70,599	1,956	(28,465)	44,090
Operating expenses, excluding depreciation and amortization	40,853	141,034	(12,029)	169,858
Depreciation and amortization	3,633	7,971	59	11,663

Operating income	82,074	66,525	(28,615)	119,984
Interest expense, net	(36,068)	(2,405)	—	(38,473)
Loss on early retirement of debt	(37,958)	—	—	(37,958)
Other income (expense), net	(779)	(2)	—	(781)

Income from continuing operations before income taxes	7,269	64,118	(28,615)	42,772
Income tax expense	(3,473)	(475)	—	(3,948)

Income from continuing operations	3,796	63,643	(28,615)	38,824
Earnings from discontinued operations, net of tax	3,435	3,212	(3,212)	3,435

Net income	7,231	66,855	(31,827)	42,259
Less: Net income attributable to noncontrolling interests	—	(8,395)	(26,633)	(35,028)

Net income attributable to Parent	$7,231	$58,460	$(58,460)	$7,231

Condensed Consolidating Statements of Comprehensive Income:

For the Six Months Ended June 30, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$15,011	$70,438	$(35,108)	$50,341
Other comprehensive income (loss):
Unrealized loss on available for sale securities, net of tax	(64)	—	—	(64)

Comprehensive income	14,947	70,438	(35,108)	50,277
Comprehensive income attributable to noncontrolling interests	—	(9,047)	(26,283)	(35,330)

Comprehensive income attributable to Parent	$14,947	$61,391	$(61,391)	$14,947

For the Six Months Ended June 30, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$7,231	$66,855	$(31,827)	$42,259
Other comprehensive income (loss):
Foreign currency translation adjustments	4,942	4,942	(4,942)	4,942
Unrealized loss on foreign currency contract, net of tax	(560)	—	—	(560)
Unrealized gain on available for sale securities, net of tax	13	—	—	13
Unrealized gain on interest rate swap, net of tax	15	15	(15)	15
Reclassification due to spin-off of U.K. subsidiary:
Foreign currency translation adjustments	58,676	58,676	(58,676)	58,676

Total other comprehensive income	63,086	63,633	(63,633)	63,086

Comprehensive income	70,317	130,488	(95,460)	105,345
Comprehensive income attributable to noncontrolling interests	—	(8,395)	(26,633)	(35,028)

Comprehensive income attributable to Parent	$70,317	$122,093	$(122,093)	$70,317

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Condensed Consolidating Statements of Cash Flows:

For the Six Months Ended June 30, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$15,011	$70,438	$(35,108)	$50,341
Loss on early retirement of debt	5,535	—	—	5,535
Changes in operating and intercompany assets and liabilities and noncash items included in net income	13,445	4,976	3,118	21,539

Net cash provided by operating activities	33,991	75,414	(31,990)	77,415
Cash flows from investing activities:
Purchases of property and equipment, net	(9,559)	(4,385)	—	(13,944)
Purchases and sales of new businesses and equity interests, net	4,102	(6,395)	—	(2,293)
Other items, net	(6,110)	1,109	4,693	(308)

Net cash used in investing activities	(11,567)	(9,671)	4,693	(16,545)
Cash flows from financing activities:
Long-term borrowings, net	(3,798)	(5,233)	458	(8,573)
Purchases and sales of noncontrolling interests, net	(551)	—	—	(551)
Distributions to noncontrolling interests	—	(70,095)	31,988	(38,107)
Increase in cash held on behalf of noncontrolling interest holders and other	(8,999)	6,258	(5,149)	7,890

Net cash used in financing activities	(13,348)	(69,070)	27,297	(55,121)

Net increase (decrease) in cash	9,076	(3,327)	—	5,749
Cash at the beginning of the period	42,291	8,912	—	51,203

Cash at the end of the period	$51,367	$5,585	$—	$56,952

For the Six Months Ended June 30, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$7,231	$66,855	$(31,827)	$42,259
Earnings on discontinued operations	(3,435)	(3,212)	3,212	(3,435)
Loss on early retirement of debt	37,958	—	—	37,958
Changes in operating and intercompany assets and liabilities and noncash items included in net income	(11,079)	10,387	(770)	(1,462)

Net cash provided by operating activities	30,675	74,030	(29,385)	75,320
Cash flows from investing activities:
Purchases of property and equipment, net	(3,047)	(5,897)	—	(8,944)
Purchases and sales of new businesses and equity interests, net	(23,903)	(225)	—	(24,128)
Other items, net	(3,455)	4,027	(4,309)	(3,737)

Net cash used in investing activities	(30,405)	(2,095)	(4,309)	(36,809)
Cash flows from financing activities:
Long-term borrowings, net	260,489	(3,443)	522	257,568
Purchases and sales of noncontrolling interests, net	3,374	—	—	3,374
Distributions to noncontrolling interests	—	(68,999)	29,161	(39,838)
Payment of common stock dividend	(314,458)	—	—	(314,458)
Increase in cash held on behalf of noncontrolling interest holders and other	771	239	3,787	4,797

Net cash used in financing activities	(49,824)	(72,203)	33,470	(88,557)
Net cash provided by (used in) discontinued operations	47,494	(937)	224	46,781

Net decrease in cash	(2,060)	(1,205)	—	(3,265)
Cash at the beginning of the period	36,198	5,624	—	41,822

Cash at the end of the period	$34,138	$4,419	$—	$38,557

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness; general economic and business conditions, including without limitation the condition of the financial markets, demographic changes; changes in, or the failure to comply with laws and governmental regulations and guidance; the ability to enter into or renew managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States (U.S.); the efforts of insurers, healthcare providers and others to contain healthcare costs; the impact of healthcare reform; liability and other claims asserted against us; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses and other healthcare professionals and other personnel; the availability of suitable acquisition and development opportunities and the length of time it takes to complete acquisitions and developments; our ability to integrate new and acquired businesses with our existing operations; the availability and terms of capital to fund the expansion of our business, including the acquisition and development of additional facilities and certain additional factors, risks and uncertainties discussed in this Quarterly Report on Form 10-Q. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements.

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

As of June 30, 2013, we operated 215 facilities. All but two of our 215 facilities include local physician owners, and 149 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of the majority of our existing facilities, our agreements with these healthcare systems provide a framework for the construction or acquisition of additional facilities in the future. In February 2013, we opened our newest facility in Mt. Vernon, Illinois. In May 2013, we acquired an existing facility in Houston, Texas. Both facilities are jointly owned with a local hospital partner and physicians.

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

Our growth and success depends on our ability to continue to grow volumes at our existing facilities, to successfully open new facilities we develop, to successfully integrate acquired facilities into our operations, to proactively respond to changes in reimbursement models and market dynamics and to effectively respond to changes in the healthcare delivery and reimbursement landscape by continuing to develop productive relationships with our physician and hospital partners. We believe we will have significant opportunities to operate more surgical facilities and related businesses in the future in existing and new markets and that many of these will include hospital partners.

Due in large part to our partnerships with physician and hospital partners, we do not consolidate 149 of the 215 facilities in which we have ownership interests. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding our financial performance because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating margins (both consolidated and unconsolidated) for the facilities that were operational in both the current and prior year periods, a group we refer to as same store facilities.

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

Acquisitions, Equity Investments and Development Projects

We acquire interests in existing surgery centers and invest in new facilities that we develop in partnership with hospital partners and local physicians. Some of these transactions result in our controlling the acquired entity and meet the GAAP definition of a business combination. The financial results of the acquired entities are included in our consolidated financial statements beginning on the acquisitions’ effective closing date. During the six months ended June 30, 2013, we obtained control of two entities:

Effective Date	Facility Location	Amount
Investments
May 2013	Houston Texas(1)	$1.5 million
May 2013	Houston, Texas(2)	4.9 million

Total		$6.4 million

(1)	Acquisition of a controlling interest in and right to manage a surgical facility in which we previously had no involvement. The facility is jointly owned with a hospital partner and local physicians.
(2)	Acquisition of a controlling interest in a surgical facility in which we already had ownership and the right to manage. The facility is jointly owned with a hospital partner and local physicians. We recorded a loss of approximately $0.8 million as a result of adjusting the carrying value of our existing ownership to fair value as required by GAAP. The loss is included in “Net loss (gain) on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations.

We control and therefore consolidate the results of 66 of our 215 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the six months ended June 30, 2013, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $3.6 million and $3.0 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $5.3 million decrease to our additional paid-in capital during the six months ended June 30, 2013.

We also regularly engage in the purchase and sale of equity interests with respect to our investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the six months ended June 30, 2013, these transactions results in a net cash outflow of approximately $4.9 million, which is summarized below:

Effective Date	Facility Location	Amount
Investments
May 2013	Effingham, Illinois(1)	$2.6 million
Various	Various(2)	2.3 million

Total		$4.9 million

(1)	Acquisition of additional ownership in a surgical facility in which we already held ownership and the right to manage. The facility is jointly owned with local physicians.
(2)	Represents the net payment related to various other purchases and sales of equity interests and contributions of cash related to equity method investees.

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

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net patient service revenues	84%	83%	84%	83%
Management and contract service revenues	14	15	14	15
Other revenues	2	2	2	2

Total revenues	100%	100%	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. As a percent of our total revenues, these revenues did not significantly change compared to prior year periods.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Management of surgical facilities	$19,823	$16,853	$38,054	$33,693
Contract services provided to other healthcare providers	2,475	2,682	4,824	5,232

Total management and contract service revenues	$22,298	$19,535	$42,878	$38,925

As described above, our primary business is the operation of surgical facilities.

Results of Operations

The following table summarizes certain consolidated statement of operations items expressed as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
USPI	2013	2012	2013	2012
Total revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	15.1	18.3	14.3	17.1
Operating expenses, excluding depreciation and amortization	(71.5)	(65.8)	(70.0)	(66.0)
Depreciation and amortization	(4.6)	(4.6)	(4.7)	(4.5)

Operating income	39.0	47.9	39.6	46.6
Interest and other expense, net	(19.0)	(48.1)	(19.3)	(30.0)

Income (loss) from continuing operations before income taxes	20.0	(0.2)	20.3	16.6
Income tax (expense) benefit	(3.6)	4.7	(3.5)	(1.5)

Income from continuing operations	16.4	4.5	16.8	15.1
Earnings from discontinued operations, net of tax	—	—	—	1.3

Net income	16.4	4.5	16.8	16.4
Less: Net income attributable to noncontrolling interests	(11.6)	(13.4)	(11.8)	(13.6)

Net income (loss) attributable to USPI’s common stockholder	4.8%	(8.9)%	5.0%	2.8%

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

	Three Months Ended June 30,		Six Months Ended June 30,
USPI’s Unconsolidated Affiliates	2013	2012	2013	2012
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	(71.9)	(70.3)	(72.8)	(70.9)
Depreciation and amortization	(4.1)	(4.3)	(4.2)	(4.3)

Operating income	24.0	25.4	23.0	24.8
Interest and other expense, net	(1.7)	(2.1)	(1.8)	(2.1)

Income before income taxes	22.3	23.3	21.2	22.7
Income tax expense	(0.4)	(0.3)	(0.4)	(0.5)

Net income	21.9%	23.0%	20.8%	22.2%

Executive Summary

Our strategy continues to include growing the profits of our existing facilities, developing new facilities with hospital partners, and adding other facilities through acquisition. During the first six months of 2013, we opened a new facility with one of our health system partners, and partnered two of our existing facilities with another health system partner. We also acquired an additional facility in our Houston, Texas market. At June 30, 2013, we operated 215 facilities, up from 200 U.S. facilities at the start of 2012.

Our revenues increased 17% compared to the six months ended June 30, 2012, as a result of our acquiring a net 13 facilities during 2012 and an additional two facilities during the first six months of 2013. During the first three months of 2013, our same store facilities’ revenues were down 2% as compared to 2012, driven by a 3% reduction in case volumes. Our results improved during the second quarter, when modest revenue growth brought our year-to-date same store revenue to essentially flat compared to prior year.

Because many of the expenses at our same store facilities are not variable, the reduction in expenses was not proportional and adversely affected our operating margin, which netted with the earnings from acquired facilities resulted in our operating income being flat compared to prior year for the six months ended June 30, 2013. As with revenues, our same store operating margins compared more favorably to prior year in the second quarter.

Our systemwide revenues include all facilities that we operate; our revenues only include consolidated facilities, which represent less than one-third of our facilities. Our net earnings from a facility, whether consolidated or equity method, are driven by the same factors: the facility’s underlying profits and revenues and our ownership percentage. Accordingly, to assess our overall operating results we often utilize systemwide measures, which include all facilities, as well as same store measures, which include all facilities that were operational in both the current and prior year periods. These measures were mixed during the first six months of 2013. During the first quarter of 2013, we incurred a decrease in same store revenues of 2% and an increase in systemwide revenues 5%. During the second quarter of 2013, our same store revenues increased 1%, while our systemwide revenues increased 7%. The increase in systemwide revenues is due to acquisitions that were made throughout 2012. Systemwide revenues grew by less than consolidated USPI’s revenues as a result of our buying up to a controlling interest in several facilities we already operated, which increases our revenues but has no impact on our systemwide revenues.

In addition, while our debt and interest expense are higher in 2013 than in 2012, we refinanced and repriced a portion of our debt and amended our credit facility in April 2013 and are paying a lower overall interest rate as a result.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a majority of our facilities (currently 149 of our 215 facilities), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method, i.e., as an unconsolidated affiliate. We control the remaining 66 of our facilities and account for these investments as consolidated subsidiaries.

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

In summary, our operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but our individual revenue and expense line items only contain consolidated businesses, which represent less than one-third of our facilities. This translates to trends in operating income that often do not correspond with changes in revenues and expenses. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years. Accordingly, we review several types of information in order to monitor and analyze our results of operations, including:

•	The results of operations of our unconsolidated affiliates

•	Our average ownership share in the facilities we operate; and

•	Facility operating indicators, such as systemwide revenue growth, same store revenue growth, and same store operating margins.

Our Consolidated and Unconsolidated Results

The following table shows our results of operations and the results of operations of our unconsolidated affiliates (in thousands).

	Three Months Ended June 30
	2013		2012		Variance to Prior Year
	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$130,047	$441,856	$107,412	$424,397	$22,635	$17,459
Management and contract service revenues	22,298	—	19,535	—	2,763	—
Other income	2,891	2,312	2,273	2,783	618	(471)

Total revenues	155,236	444,168	129,220	427,180	26,016	16,988
Equity in earnings of unconsolidated affiliates	23,512	—	23,653	—	(141)	—
Operating expenses:
Salaries, benefits, and other employee costs	40,420	107,121	33,350	98,592	7,070	8,529
Medical services and supplies	25,049	110,133	20,001	104,377	5,048	5,756
Other operating expenses	26,378	91,448	20,895	85,495	5,483	5,953
General and administrative expenses	10,493	—	10,084	—	409	—
Provision for doubtful accounts	3,139	10,644	1,966	11,442	1,173	(798)
Net loss (gain) on deconsolidations, disposals and impairments	5,501	(90)	(1,273)	632	6,774	(722)
Depreciation and amortization	7,172	18,116	5,977	18,312	1,195	(196)

Total operating expenses	118,152	337,372	91,000	318,850	27,152	18,522

Operating income	60,596	106,796	61,873	108,330	(1,277)	(1,534)
Interest income	389	86	158	85	231	1
Interest expense	(24,346)	(7,841)	(23,555)	(8,787)	(791)	946
Loss on early retirement of debt	(5,535)	—	(37,958)	—	32,423	—
Other	(4)	12	(836)	21	832	(9)

Total other expense, net	(29,496)	(7,743)	(62,191)	(8,681)	32,695	938

Income (loss) before income taxes	31,100	99,053	(318)	99,649	31,418	(596)
Income tax benefit (expense)	(5,585)	(1,708)	6,173	(1,337)	(11,758)	(371)

Net income	25,515	$97,345	5,855	$98,312	19,660	$(967)

Less: Net income attributable to noncontrolling interests	(18,090)		(17,348)		(742)

Net income (loss) attributable to USPI’s common stockholder	$7,425		$(11,493)		$18,918

USPI’s equity in earnings of unconsolidated affiliates		$23,512		$23,653		$(141)

	Six Months Ended June 30
	2013		2012		Variance to Prior Year
	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$251,520	$857,061	$213,931	$831,295	$37,589	$25,766
Management and contract service revenues	42,878	—	38,925	—	3,953	—
Other income	5,945	5,396	4,559	5,858	1,386	(462)

Total revenues	300,343	862,457	257,415	837,153	42,928	25,304
Equity in earnings of unconsolidated affiliates	42,837	—	44,090	—	(1,253)	—
Operating expenses:
Salaries, benefits, and other employee costs	79,433	212,442	66,650	195,909	12,783	16,533
Medical services and supplies	47,886	212,389	38,699	203,931	9,187	8,458
Other operating expenses	50,969	182,883	41,087	169,942	9,882	12,941
General and administrative expenses	20,397	—	20,682	—	(285)	—
Provision for doubtful accounts	6,182	20,829	4,312	22,924	1,870	(2,095)
Net loss (gain) on deconsolidations, disposals and impairments	5,399	(461)	(1,572)	530	6,971	(991)
Depreciation and amortization	14,075	36,170	11,663	36,398	2,412	(228)

Total operating expenses	224,341	664,252	181,521	629,634	42,820	34,618

Operating income	118,839	198,205	119,984	207,519	(1,145)	(9,314)
Interest income	740	185	302	166	438	19
Interest expense	(53,257)	(15,900)	(38,775)	(17,990)	(14,482)	2,090
Loss on early retirement of debt	(5,535)	—	(37,958)	—	32,423	—
Other	(4)	21	(781)	13	777	8

Total other expense, net	(58,056)	(15,694)	(77,212)	(17,811)	19,156	2,117

Income before income taxes	60,783	182,511	42,772	189,708	18,011	(7,197)
Income tax expense	(10,442)	(3,858)	(3,948)	(3,615)	(6,494)	(243)

Income from continuing operations	50,341	178,653	38,824	186,093	11,517	(7,440)
Discontinued operations, net of tax	—	—	3,435	—	(3,435)	—

Net income	50,341	$178,653	42,259	$186,093	8,082	$(7,440)

Less: Net income attributable to noncontrolling interests	(35,330)		(35,028)		(302)

Net income attributable to USPI’s common stockholder	$15,011		$7,231		$7,780

USPI’s equity in earnings of unconsolidated affiliates		$42,837		$44,090		$(1,253)

The following table provides other information regarding our unconsolidated affiliates (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Long-term debt	$389,357	$427,821	$389,357	$427,821
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	23.7%	23.7%	23.5%	23.2%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	26.5%	26.6%	26.5%	26.6%
Unconsolidated facilities operated at period end	149	143	149	143

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as our equity in earnings of unconsolidated affiliates divided by the total net income or loss of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about our involvement in equity method investments.
(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership we held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This is a non-GAAP measure but management believes it provides further useful information about our involvement in equity method investments.

As shown above, USPI’s net patient service revenues for the three and six months ended June 30, 2013 increased $22.6 million and $37.6 million, respectively, compared to the corresponding prior year periods. The net patient service revenues of our unconsolidated affiliates increased $17.5 million and $25.8 million for the three and six months ended June 30, 2013, respectively, as compared to the corresponding prior year periods. These variances are analyzed more extensively below under “Revenues.

Our Ownership Interests in the Facilities We Operate

Our earnings are predominantly driven by our investments in the facilities we operate, so we focus on the underlying businesses’ growth rates together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in the surgical facilities we operate is as follows:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012	Six Months Ended June 30, 2012
Unconsolidated facilities(1)	23.5%	23.5%	23.2%
Consolidated facilities(2)	47.3%	44.2%	43.0%
Total(3)	29.9%	28.5%	28.0%

(1)	Computed for unconsolidated facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income or loss of surgical facilities we account for under the equity method.
(2)	Computed for consolidated facilities by dividing (a) the aggregate net income or loss of surgical facilities we operate less our total noncontrolling interests in income or loss of consolidated subsidiaries by (b) the aggregate net income or loss of our consolidated surgical facilities.
(3)	Computed in total by dividing our share of the facilities’ net income or loss, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income or loss of our surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors.

Revenues

Our consolidated net revenues increased 20% and 17% during the three and six months ended June 30, 2013, respectively, as compared to the corresponding prior year periods. The table below quantifies several significant items impacting year over year growth.

	Three Months Ended June 30, 2013
	USPI as Reported Under GAAP	Unconsolidated Affiliates
Total revenues, three months ended June 30, 2012	$129,220	$427,180
Add: Revenue from acquired facilities	22,780	9,683
Less: Revenue of disposed facilities	—	(874)

Adjusted base period	152,000	435,989
Increase from operations	2,618	8,650
Non-facility based revenue	618	(471)

Total revenues, three months ended June 30, 2013	$155,236	$444,168

	Six Months Ended June 30, 2012
	USPI as Reported Under GAAP	Unconsolidated Affiliates
Total revenues, six months ended June 30, 2012	$257,415	$837,153
Add: Revenue from acquired facilities	41,036	23,451
Less: Revenue of disposed facilities	—	(1,821)

Adjusted base period	298,451	858,783
Increase from operations	506	4,135
Non-facility based revenue	1,386	(461)

Total revenues, six months ended June 30, 2013	$300,343	$862,457

As shown above, the most significant source of revenue growth has been acquisitions, during the second quarter of 2013, particularly for our unconsolidated business.

Facility Growth

Our systemwide revenues grew 7% and 6% in the three and six months ended June 30, 2013 as compared to the corresponding prior year period. During the three months ended June 30, 2013, this growth is comprised of a 1% increase in the net revenues of our same store facilities, which are those facilities we operated in both periods, and revenues of newly acquired facilities. During the six months ended June 30, 2013, the growth was primarily attributable to newly acquired facilities. Net revenue per case increased 2% in both the three and six months ended June 30, 2013 as compared to the corresponding prior year period primarily due to a favorable shift in the complexity of cases performed.

The following table summarizes our same store facility revenue growth rates, as compared to the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net revenue	1%	—%
Surgical cases	—%	(2)%
Net revenue per case	2%	2%

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

The following table summarizes the facilities we operated as of June 30, 2013 and 2012:

	June 30,
	2013	2012
Facilities(1):
With a hospital partner	149	140
Without a hospital partner	66	62

Total facilities operated	215	202

Change from June 30, 2012:
De novo (newly constructed)	2
Acquisition	12
Disposals/Mergers(2)	(1)

Total increase in number of facilities	13

(1)	At June 30, 2013, physicians own a portion of all but two of these facilities.
(2)	We sold our ownership interests in a facility in Franklin, Tennessee.

Facility Operating Margins

Same store facility operating margins decreased 200 basis points and 220 basis points for the three and six months ended June 30, 2013, respectively, as compared to the corresponding prior year period. Our facilities’ operating margins improved during the second quarter as compared to the first quarter of 2013, due to case volumes improving as well as cost control efforts going into effect.

While many of our costs are variable, a significant portion are not variable on a day-to-day basis. We believe we have opportunities to reduce expenses further in 2013 if the decreased case volumes we experienced during the first six months of 2013 continue.

The following table summarizes the year-over-year changes in our same store facility operating margins (see footnote 1 below), comparing the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2013	(Decrease)		Six Months Ended June 30, 2013	(Decrease)
Facilities:
With a hospital partner	23.8%	(200	) bps	23.0%	(220	) bps
Without a hospital partner	29.4%	(200	) bps	29.1%	(230	) bps
Total facilities	24.8%	(200	) bps	24.1%	(220	) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for our operations because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

As more fully discussed in “Revenues,” our consolidated revenues increased by $26.0 million, or 20.1%, to $155.2 million for the three months ended June 30, 2013 from $129.2 million for the three months ended June 30, 2012. The majority of the increase, approximately $22.8 million, was due to acquisitions, with the remainder coming from a 1% increase in same store net revenues.

Equity in earnings of unconsolidated affiliates decreased by $0.1 million, or 0.6%, to $23.5 million for the three months ended June 30, 2013 from $23.7 million for the three months ended June 30, 2012. The decrease in equity in earnings was primarily driven by our gaining control of three facilities that are now consolidated ($0.6 million). Our same store facilities experienced a $1.0 million decline due to flat case volumes, offset by an increase to equity in earnings from acquisitions of $1.5 million. The number of facilities we account for under the equity method increased by six from June 30, 2012 to June 30, 2013.

Depreciation and amortization increased $1.2 million or 20.0%, to $7.2 million for the three months ended June 30, 2013 from $6.0 million for the three months ended June 30, 2012 primarily due to acquisitions. Depreciation and amortization, as a percentage of revenues was 4.6% during both the three months ended June 30, 2013 and 2012.

Operating income decreased $1.3 million, or 2.1%, to $60.6 million for the three months ended June 30, 2013 from $61.9 million for the three months ended June 30, 2012, and decreased as a percentage of revenues to 39.0% from 47.9%. These decreases were driven by the decrease in equity in earnings of unconsolidated affiliates described above, as well as a $1.7 million loss on the consolidation of a hospital and $3.2 million impairment of a management contract. Overall, our case volumes improved somewhat in the second quarter, but our same store facilities’ revenues still only grew 1%, which generally does not keep pace with the inflationary increases we experience in much of our cost structure. Together with the short-term inflexibility of some costs, these factors contributed to a decrease in our operating income margin.

Interest expense, net of interest income, increased $0.6 million to $24.0 million for the three months ended June 30, 2013 as compared to $23.4 million for the three months ended June 30, 2012. The increase is due to higher overall debt balances, which were partially offset by lower interest rates at June 30, 2013 due to the repricing we completed on April 4, 2013.

During the three months ended June 30, 2013, we incurred a loss on the early retirement of debt of $5.5 million as a result of the repricing we completed on April 4, 2013. The amount is comprised of finance and legal fees and the write-off of previously incurred debt issuance costs. During the three months ended June 30, 2012, we incurred a loss on the early retirement of debt of $38.0 million as a result of the refinancing we completed on April 3, 2012. The amount is comprised of a premium paid to retire our previously outstanding bonds, finance and legal fees and the write-off of previously incurred debt issuance costs.

Provision for income taxes was an expense of $5.6 million for the three months ended June 30, 2013 as compared to a benefit of $6.2 million for the three months ended June 30, 2012. The benefit in the three months ended June 30, 2012 is primarily the result of the loss on the early retirement of debt we incurred with our refinancing.

Net income increased $19.7 million to $25.5 million for the three months ended June 30, 2013 as compared to $5.9 million for the three months ended June 30, 2012. Net income attributable to USPI’s common stockholder increased $18.9 million to $7.4 million for the three months ended June 30, 2013 as compared to a net loss of $11.5 million for the three months ended June 30, 2012. The increase is primarily due to the loss on early retirement of debt of $38.0 million incurred in 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

As more fully discussed in “Revenues,” our consolidated revenues increased by $42.9 million, or 16.7%, to $300.3 million for the six months ended June 30, 2013 from $257.4 million for the six months ended June 30, 2012. Acquisitions of facilities and other factors increased revenues $42.4 million. The remaining increase of $0.5 million was driven by higher net revenue per case.

Equity in earnings of unconsolidated affiliates decreased by $1.3 million, or 2.8%, to $42.8 million for the six months ended June 30, 2013 from $44.1 million for the six months ended June 30, 2012. The decrease in equity in earnings was primarily driven by our gaining control of three facilities that are now consolidated ($1.5 million). Our same store facilities experienced a $2.5 million decline due to weak case volumes in the first quarter, offset by an increase to equity in earnings from acquisitions of $2.7 million. The number of facilities we account for under the equity method increased by six from June 30, 2012 to June 30, 2013.

Depreciation and amortization increased $2.4 million, or 20.7%, to $14.1 million for the six months ended June 30, 2013 from $11.7 million for the six months ended June 30, 2012 primarily due to acquisitions. Depreciation and amortization, as a percentage of revenues, increased slightly to 4.7% for the six months ended June 30, 2013 from 4.5% for the six months ended June 30, 2012.

Operating income decreased $1.1 million, or 1.0%, to $118.8 million for the six months ended June 30, 2013 from $120.0 million for the six months ended June 30, 2013, and decreased as a percentage of revenues to 39.6% from 46.6%, respectively. These decreases were driven by the decrease in equity in earnings of unconsolidated affiliates described above, as well as a $1.7 million loss on the consolidation of a hospital and $3.2 million impairment of a management contract. Overall, our case volumes improved somewhat in the second quarter, but our same store facilities’ revenues were flat for the six months ended June 30, 2013, which generally does not keep pace with the inflationary increases we experience in much of our cost structure. Together with the short-term inflexibility of some costs, these factors contributed to a decrease in our operating income margin.

Interest expense, net of interest income, increased $14.0 million, or 36.5% to $52.5 million for the six months ended June 30, 2013 from $38.5 million for the six months ended June 30, 2012. The increase is due to higher overall debt balances at June 30, 2013 due to the refinancing we completed on April 3, 2012 and additional borrowings in December 2012 and April 2013.

During the six months ended June 30, 2013, we incurred a loss on the early retirement of debt of $5.5 million as a result of the repricing we completed on April 4, 2013. The amount is comprised of finance and legal fees and the write-off of previously incurred debt issuance costs. During the six months ended June 30, 2012, we incurred a loss on the early retirement of debt of $38.0 million as a result of the refinancing we completed on April 3, 2012. The amount is comprised of a premium paid to retire our previously outstanding bonds, finance and legal fees and the write-off of previously incurred debt issuance costs.

Provision for income taxes was $10.4 million for the six months ended June 30, 2013 compared to $3.9 million for the six months ended June 30, 2012. Our effective tax rates (based on pretax earnings attributable to USPI’s stockholder) were 41.0% and 51.0% for the six months ended June 30, 2013 and 2012, respectively. Our effective rate for the prior year period was unusually high due to refinancing costs that were not fully deductible.

Total earnings from discontinued operations was $3.4 million in the six months ended June 30, 2012. On April 3, 2012, we spun off our U.K. subsidiary to the equity holders of USPI Group Holdings, Inc., our parent. As a result, the historical results of our U.K. operations are now classified as discontinued operations. The $3.4 million of income in 2012 is related to our U.K. operations before the spin-off.

Net income increased $8.1 million, or 19.1%, to $50.3 million for the six months ended June 30, 2013 as compared to $42.3 million for the six months ended June 30, 2012. Net income attributable to USPI’s common stockholder increased $7.8 million to $15.0 million for the six months ended June 30, 2013 as compared to $7.2 million for the six months ended June 30, 2012. The increase was due to the $38.0 million loss on early retirement of debt in 2012, which was partially offset by higher interest expense in 2013.

Liquidity and Capital Resources

Cash Flows

During the six months ended June 30, 2013, we generated $77.4 million of cash flows from operating activities as compared to $75.3 million during the six months ended June 30, 2012. Cash flows from operating activities increased $2.1 million, or 2.7%, from the prior year period, generally corresponding to our operating income decreasing 1.0% compared to the prior year period. While interest payments were $17.3 million higher in 2013, this effect was partially offset by the timing of cash payments for taxes, which were $5.9 million lower in the current year period, and by increases in various operating expense items that do not lower operating cash flow, such as depreciation, amortization, and losses on deconsolidations, disposals and impairments.

During the six months ended June 30, 2013, our net cash used in investing activities was $16.5 million, consisting of $2.3 million for net purchases of new businesses and equity interests and $13.9 million used for purchases of property and equipment, which excludes $0.6 million of property and equipment acquired under capital lease arrangements. Approximately $9.3 million of property and equipment purchases were related to ongoing development projects, including expanding or investing in infrastructure of existing facilities and the remaining $5.2 million represented purchases of equipment at existing facilities. Net cash used in financing activities for the six months ended June 30, 2013 totaled $55.1 million and resulted from net payments on long-term debt of $8.6 million due to our debt repricing in April 2013, distributions to noncontrolling interests of $38.1 million and a net decrease in cash held on behalf of noncontrolling interests of $7.8 million.

Cash and cash equivalents were $57.0 million at June 30, 2013 as compared to $51.2 million at December 31, 2012, and the net working capital deficit was $83.5 million at June 30, 2013 as compared to $102.4 million at December 31, 2012. The overall negative working capital position at June 30, 2013 and December 31, 2012 is primarily the result of $147.9 million and $155.4 million due to affiliates, respectively, associated with our practice of holding our unconsolidated facilities’ cash until these amounts are distributed to our partners, typically on a monthly or quarterly basis. As discussed below, we believe we have sufficient availability under our credit facility, together with our operating cash flows, to service our obligations.

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

In April 2012, we amended our existing credit facility, issued new senior unsecured notes and redeemed all of our previously outstanding notes. The amended credit facility provided borrowings consisting of $144.4 million in non-extended term loans maturing in April 2014; $312.4 million in extended term loans maturing in April 2017; $375.0 million in a new term loan maturing in April 2019; and $125.0 million under the new revolving facility maturing in April 2017. The extended and new term loans each require quarterly principal payments of 0.25% of the outstanding balance as of April 3, 2012 with the remaining balances due in 2014 for the non-extended term loans, in 2017 for the extended term loans and in 2019 for the new term loan. No principal payments are required on the revolving credit facility until its maturity in 2017. We also pay 0.50% per annum on the daily-unused commitment of the revolving credit facility and pay a quarterly participation fee of 2.13% per annum related to outstanding letters of credit.

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

At June 30, 2013, we had $977.4 million outstanding under the amended credit facility at a weighted average interest rate of approximately 4.6%. At June 30, 2013, we had $123.4 million available for borrowing under the revolving credit facility, representing the revolving facility’s $125.0 million capacity, net of $1.6 million of outstanding letters of credit.

The amended credit facility is guaranteed by USPI Holdings, Inc. and its current and future directly and indirectly wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock and the capital stock of each of our wholly-owned domestic subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at June 30, 2013.

In April 2012, we issued of $440.0 million of 9.0% senior unsecured notes due in April 2020. Interest on the outstanding notes is payable on April 1 and October 1 of each year, and commenced on October 1, 2012. At June 30, 2013, we had $440.0 million of the senior unsecured notes outstanding. The notes are unsecured senior obligations of our company; however, the notes are guaranteed by most of our current and future direct and indirect 100%-owned domestic subsidiaries. Additionally, the notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sells assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at June 30, 2013.

Contractual Cash Obligations

Our contractual cash obligations as of June 30, 2013 are summarized as follows:

	Payments Due by Period
Contractual Cash Obligations	Total	Within 1 Year	Years 2 and 3	Years 4 and 5	Beyond 5 Years
	(In thousands)
Long-term debt obligations:
Amended senior secured credit facility — new term loan(1)	$668,833	$6,705	$13,410	$13,410	$635,308
Amended senior secured credit facility — extended term loan(1)	308,530	3,124	6,248	299,158	—
Senior unsecured notes(1)	440,000	—	—	—	440,000
Other debt at operating subsidiaries(1)	39,958	6,686	11,036	11,126	11,110
Interest on long-term debt obligations(2)	502,473	86,103	170,032	151,787	94,551
Capitalized lease obligations(3)	41,101	5,042	8,280	6,855	20,924
Operating lease obligations	100,216	17,029	29,364	23,457	30,366

Total contractual cash obligations	$2,101,111	$124,689	$238,370	$505,793	$1,232,259

(1)	Scheduled principal payments
(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the June 30, 2013 rates applicable to each debt instrument.
(3)	Includes principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have noncontrolling investors who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $64.4 million at June 30, 2013, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was approximately 45% at June 30, 2013. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At June 30, 2013, the total debt on the balance sheets of our unconsolidated affiliates was approximately $389.4 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was approximately 27% at June 30, 2013. USPI or one of its wholly owned subsidiaries had collectively guaranteed $28.4 million of the $389.4 million in total debt of our unconsolidated affiliates as of June 30, 2013. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $13.5 million as of June 30, 2013. Of the total $41.9 million of guarantees related to unconsolidated affiliates, approximately $7.4 million represents guarantees of obligations of four facilities which have been sold. We have full recourse to the buyers with respect to the $7.4 million related to the sold facilities.

Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our company, in the amount of $0.5 million and $1.0 million for both the three month and six months ended June 30, 2013 and 2012, respectively. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At June 30, 2013, we had approximately $6.4 million accrued related to such management fee, of which $0.2 million is included in other current liabilities and $6.2 million is included in other long-term liabilities in the accompanying consolidated balance sheet.

In January 2013, we contributed two previously acquired surgery centers to a joint venture with one of our hospital partners, Baylor Healthcare System (Baylor). We operate 32 surgical facilities in partnership with Baylor and local physicians. Baylor’s Chief Executive Officer is a member of our board of directors. Baylor paid us approximately $9.0 million for ownership interests in the two surgery centers. We believe that the sales price was approximately the same as if it had been negotiated on an arms’ length basis. We continue to account for these facilities under the equity method.

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

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At June 30, 2013, approximately $480.0 million of our outstanding debt was in fixed rate instruments and the remaining $977.4 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $9.8 million.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings that might have a material adverse impact on the Company.

ITEM 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (v) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.(2)

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.
By:	/s/ Jason B. Cagle
Jason B. Cagle
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2013

By:	/s/ J. Anthony Martin
J. Anthony Martin
Senior Vice President, Corporate Controller,
and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (v) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.(2)

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.