Form 10-Q
period 2013-09-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2013-11-04
CIK 1101723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of Common Stock of the Registrant outstanding at November 4, 2013 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note:     Items 1A, 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Surgical Partners International, Inc.:

We have reviewed the consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of September 30, 2013, the related consolidated statements of income, comprehensive income and changes in equity for the three-month and nine-month periods ended September 30, 2013 and 2012, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for the year then ended not presented herein; and in our report dated February 26, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Dallas, Texas

November 4, 2013

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands — except share data)
ASSETS
Cash and cash equivalents	$87,932	$51,203
Available for sale securities (Note 7)	10,747	10,741
Accounts receivable, net of allowance for doubtful accounts of $10,401 and $9,904, respectively	45,882	50,108
Other receivables	26,581	14,611
Inventories of supplies	9,625	8,017
Deferred tax asset, net	23,121	20,687
Prepaids and other current assets	15,715	16,607

Total current assets	219,603	171,974
Property and equipment, net	134,215	126,526
Investments in unconsolidated affiliates	476,189	484,079
Goodwill	1,218,314	1,195,686
Intangible assets, net	356,179	359,422
Other assets	26,713	23,062

Total assets	$2,431,213	$2,360,749

LIABILITIES AND EQUITY
Accounts payable	$18,515	$14,981
Accrued salaries and benefits	23,726	28,992
Due to affiliates	160,346	155,389
Accrued interest	19,933	10,053
Current portion of long-term debt	19,043	17,913
Other current liabilities	52,662	47,078

Total current liabilities	294,225	274,406
Long-term debt, less current portion	1,457,826	1,461,621
Other long-term liabilities	34,679	30,583
Deferred tax liability, net	181,164	168,753

Total liabilities	1,967,894	1,935,363
Noncontrolling interests — redeemable (Note 4)	162,272	153,399
Commitments and contingencies (Note 10)
Equity:
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized; issued and outstanding	—	—
Additional paid-in capital	226,466	231,056
Accumulated other comprehensive income	20	64
Retained earnings	29,473	2,595

Total USPI stockholder’s equity	255,959	233,715
Noncontrolling interests — non-redeemable (Note 4)	45,088	38,272

Total equity	301,047	271,987

Total liabilities and equity	$2,431,213	$2,360,749

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
	(Unaudited — in thousands)
Revenues:
Net patient service revenues	$126,683	$106,886
Management and contract service revenues	21,864	19,138
Other revenues	2,462	2,281

Total revenues	151,009	128,305
Equity in earnings of unconsolidated affiliates	20,923	22,118
Operating expenses:
Salaries, benefits, and other employee costs	40,991	32,999
Medical services and supplies	24,945	20,184
Other operating expenses	24,722	21,838
General and administrative expenses	10,396	9,326
Provision for doubtful accounts	1,599	2,001
Net (gain) loss on deconsolidations, disposals and impairments	(506)	2,233
Depreciation and amortization	6,683	5,746

Total operating expenses	108,830	94,327

Operating income	63,102	56,096
Interest income	322	170
Interest expense	(24,032)	(23,260)
Loss on early retirement of debt	—	(23)
Other, net	1	34

Total other expense, net	(23,709)	(23,079)

Income from continuing operations before income taxes	39,393	33,017
Income tax expense	(7,462)	(6,394)

Income from continuing operations	31,931	26,623
Discontinued operations, net of tax (Note 2):
Income from discontinued operations	—	(2)

Net income	31,931	26,621
Less: Net income attributable to noncontrolling interests	(20,009)	(16,638)

Net income attributable to USPI’s common stockholder	$11,922	$9,983

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$11,922	$9,984
Earnings from discontinued operations, net of tax	—	(1)

Net income attributable to USPI’s common stockholder	$11,922	$9,983

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(Unaudited — in thousands)
Revenues:
Net patient service revenues	$378,203	$320,818
Management and contract service revenues	64,741	58,063
Other revenues	8,408	6,839

Total revenues	451,352	385,720
Equity in earnings of unconsolidated affiliates	63,759	66,207
Operating expenses:
Salaries, benefits, and other employee costs	120,425	99,649
Medical services and supplies	72,831	58,882
Other operating expenses	75,691	62,925
General and administrative expenses	30,793	30,008
Provision for doubtful accounts	7,781	6,314
Net loss on deconsolidations, disposals and impairments	4,893	660
Depreciation and amortization	20,758	17,409

Total operating expenses	333,172	275,847

Operating income	181,939	176,080
Interest income	1,062	472
Interest expense	(77,288)	(62,034)
Loss on early retirement of debt	(5,536)	(37,981)
Other, net	(3)	(748)

Total other expense, net	(81,765)	(100,291)

Income from continuing operations before income taxes	100,174	75,789
Income tax expense	(17,903)	(10,343)

Income from continuing operations	82,271	65,446
Discontinued operations, net of tax (Note 2):
Income from discontinued operations	—	3,434

Net income	82,271	68,880
Less: Net income attributable to noncontrolling interests	(55,338)	(51,666)

Net income attributable to USPI’s common stockholder	$26,933	$17,214

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$26,933	$13,834
Earnings from discontinued operations, net of tax	—	3,380

Net income attributable to USPI’s common stockholder	$26,933	$17,214

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
	(Unaudited — in thousands)
Net income	$31,931	$26,621
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	20	37

Comprehensive income	31,951	26,658
Less: Comprehensive income attributable to noncontrolling interests	(20,009)	(16,638)

Comprehensive income attributable to USPI’s common stockholder	$11,942	$10,020

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(Unaudited — in thousands)
Net income	$82,271	$68,880
Other comprehensive income (loss):
Foreign currency translation adjustments	—	4,938
Unrealized loss on foreign currency contract, net of tax	—	(560)
Unrealized gain on interest rate swaps, net of tax	—	15
Unrealized (loss) gain on available-for-sale securities, net of tax	(44)	48
Reclassification due to spin-off of U.K. subsidiary:
Foreign currency translation adjustments	—	58,682

Total other comprehensive income (loss)	(44)	63,123

Comprehensive income	82,227	132,003
Less: Comprehensive income attributable to noncontrolling interests	(55,338)	(51,666)

Comprehensive income attributable to USPI’s common stockholder	$26,889	$80,337

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the Three Months and Nine Months Ended September 30, 2013

	USPI’s Common Stockholder
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests Non-Redeemable	Total
	(Unaudited — in thousands, except share amounts)
Balance, December 31, 2012	100	$—	$231,056	$64	$2,595	$38,272	$271,987
Distributions to noncontrolling interests	—	—	—	—	—	(2,541)	(2,541)
Purchases of noncontrolling interests	—	—	(192)	—	—	(23)	(215)
Sales of noncontrolling interests	—	—	(3,284)	—	—	4,836	1,552
Contribution related to equity award grants by parent and other	—	—	447	—	—	—	447
Net income	—	—	—	—	7,586	1,774	9,360
Other comprehensive income	—	—	—	2	—	—	2

Balance, March 31, 2013	100	—	228,027	66	10,181	42,318	280,592
Distributions to noncontrolling interests	—	—	—	—	—	(1,925)	(1,925)
Purchases of noncontrolling interests	—	—	831	—	—	(219)	612
Sales of noncontrolling interests	—	—	(2,647)	—	—	283	(2,364)
Acquisition of new business	—	—	—	—	—	2,179	2,179
Contribution related to equity award grants by parent and other	—	—	296	—	—	—	296
Payment of common stock dividend	—	—	—	—	(55)	—	(55)
Net income	—	—	—	—	7,425	2,157	9,582
Other comprehensive loss	—	—	—	(66)	—	—	(66)

Balance, June 30, 2013	100	—	226,507	—	17,551	44,793	288,851
Distributions to noncontrolling interests	—	—	—	—	—	(2,560)	(2,560)
Purchases of noncontrolling interests	—	—	752	—	—	(1,157)	(405)
Sales of noncontrolling interests	—	—	(1,247)	—	—	493	(754)
Contribution related to equity award grants by parent and other	—	—	454	—	—	—	454
Net income	—	—	—	—	11,922	3,519	15,441
Other comprehensive income	—	—	—	20	—	—	20

Balance, September 30, 2013	100	$—	$226,466	$20	$29,473	$45,088	$301,047

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(Unaudited — in thousands)
Cash flows from operating activities:
Net income	$82,271	$68,880
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings from discontinued operations	—	(3,434)
Loss on early retirement of debt	5,536	37,981
Provision for doubtful accounts	7,781	6,314
Depreciation and amortization	20,758	17,409
Net loss on deconsolidations, disposals and impairments	4,893	660
Amortization of debt issue costs and discount	3,263	2,973
Deferred income tax expense	1,391	(9,252)
Equity in earnings of unconsolidated affiliates, net of distributions received	130	(3,285)
Equity-based compensation	1,353	1,188
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(1,289)	134
Other receivables	(6,378)	(6,537)
Inventories of supplies, prepaids and other current assets	(2,070)	(2,494)
Accounts payable and other current liabilities	9,072	17,810
Long-term liabilities	1,374	1,516

Net cash provided by operating activities	128,085	129,863

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(15,279)	(38,994)
Proceeds from sale of businesses and equity interests	9,983	2,341
Purchases of property and equipment	(17,357)	(14,587)
Purchases of marketable securities, net	(183)	(5,768)
Returns of capital from unconsolidated affiliates	—	4,347
(Increase) decrease in deposits and notes receivable	(700)	2,129

Net cash used in investing activities	(23,536)	(50,532)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	145,341	788,764
Payments on long-term debt	(159,162)	(535,727)
Increase in cash held on behalf of unconsolidated affiliates and other	4,194	9,336
(Purchases) sales of noncontrolling interests, net	(717)	5,783
Payment of common stock dividend	(55)	(314,458)
Distributions to noncontrolling interests	(57,421)	(58,546)

Net cash used in financing activities	(67,820)	(104,848)

Cash flows from discontinued operations:
Operating cash flows	—	5,101
Investing cash flows	—	(11,383)
Financing cash flows	—	53,142
Effect of exchange rate changes on cash and cash equivalents	—	(79)

Net cash provided by discontinued operations	—	46,781

Net increase in cash and cash equivalents	36,729	21,264
Cash and cash equivalents at beginning of period	51,203	41,822

Cash and cash equivalents at end of period	$87,932	$63,086

Supplemental information:
Interest paid — continuing operations	$64,170	$45,734
Income taxes paid — continuing operations	17,527	18,593
Interest paid — discontinued operations	—	772
Income taxes paid — discontinued operations	—	1,989
Non-cash transactions:
Spin-off of U.K. subsidiary	$—	$(193,843)
Assets acquired under capital lease obligations	854	9,073

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a) Description of Business

United Surgical Partners International, Inc., a Delaware corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and management of ambulatory surgery centers, surgical hospitals and related businesses. At September 30, 2013, the Company, headquartered in Dallas, Texas, operated 214 short-stay surgical facilities in the United States. Of these 214 facilities, the Company consolidates the results of 65 and accounts for 149 under the equity method. The majority of the Company’s facilities are jointly owned with local physicians and a not-for-profit healthcare system (hospital partner) that has other healthcare businesses in the region. At September 30, 2013, the Company had agreements with hospital partners providing for joint ownership of 148 of the Company’s 214 facilities and also providing a framework for the planning, construction and acquisition of additional facilities in the future. All but two of the Company’s facilities include physician owners.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The table below summarizes certain amounts related to the Company’s discontinued operations for the period presented (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues	$—	$36,528

Income (loss) from discontinued operations before income taxes	$(3)	$4,701
Income tax benefit (expense)	1	(1,267)

Income (loss) from discontinued operations	$(2)	$3,434

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

(3)	Investments in Unconsolidated Affiliates and Business Combinations

The Company acquires interests in existing surgery centers and invests in new facilities that it develops in partnership with hospital partners and local physicians. Some of these transactions result in the Company controlling the acquired entity and meet the GAAP definition of a business combination. The financial results of the acquired entities are included in the Company’s consolidated financial statements beginning on the acquisitions’ effective closing date. During the nine months ended September 30, 2013, the Company obtained control of two entities:

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The following table (amounts are in thousands) presents the unaudited pro forma results as if the Company had acquired this facility on January 1 of each year. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on the dates indicated, nor is it indicative of the future operation results of the Company.

	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Total revenues	$458,197	$133,555	$402,261
Net income attributable to USPI’s common stockholder	$26,911	$9,993	$17,178

The Company controls 65 of its entities and therefore consolidates their results. However, the Company accounts for a majority (149 of its 214 facilities at September 30, 2013) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity. The majority of these investments are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in thousands, except number of facilities, reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Unconsolidated facilities operated at period-end	149	144	149	144
Income statement information:
Revenues	$435,665	$416,929	$1,298,122	$1,254,082
Operating expenses:
Salaries, benefits, and other employee costs	107,056	98,842	319,498	294,750
Medical services and supplies	105,272	106,081	317,661	310,012
Other operating expenses	103,629	97,972	307,342	290,839
Net gain on asset disposals, net	(1,339)	(7,026)	(1,800)	(6,496)
Depreciation and amortization	18,315	17,944	54,485	54,342

Total operating expenses	332,933	313,813	997,186	943,447

Operating income	102,732	103,116	300,936	310,635
Interest expense, net	(7,776)	(8,341)	(23,490)	(26,165)
Other, net	(283)	385	(262)	399

Income before income taxes	$94,673	$95,160	$277,184	$284,869

Balance sheet information:
Current assets	$328,996	$313,714	$328,996	$313,714
Noncurrent assets	563,415	578,332	563,415	578,332
Current liabilities	204,287	196,990	204,287	196,990
Noncurrent liabilities	377,265	407,333	377,265	407,333

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

The Company also regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. The cash flow impact of these transactions is classified within investing activities. During the nine months ended September 30, 2013, these transactions resulted in a cash outflow of approximately $7.9 million, which is summarized as follows:

Effective Date	Facility Location		Amount
Investments
May 2013	Effingham, Illinois	(1)	$2.6 million
Various	Various	(2)	5.3 million

Total			$7.9 million

(1)	Acquisition of additional ownership in a surgical facility in which the Company already held ownership and the right to manage. The facility is jointly owned with local physicians.
(2)	Represents the net payment related to various other purchases and sales of equity interests and contributions of cash related to equity method investees. The largest single component of this total was a $2.4 million investment in a partnership that is constructing a new building for one of the Company’s facilities.

(4)	Noncontrolling Interests

The Company controls and therefore consolidates the results of 65 of its 214 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the nine months ended September 30, 2013, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $4.2 million and $3.4 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net income attributable to USPI’s common stockholder	$11,922	$26,933	$9,983	$17,214
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(1,247)	(7,178)	(276)	(16,804)
Increase in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	752	1,391	(372)	238

Net transfers to noncontrolling interests	(495)	(5,787)	(648)	(16,566)

Change in equity from net income attributable to USPI and transfers to noncontrolling interests	$11,427	$21,146	$9,335	$648

Were certain fundamental regulatory changes to occur, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership structure illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions have been classified outside of equity and are carried as “noncontrolling interests — redeemable” on the Company’s consolidated balance sheets. The activity for the three and nine months ended September 30, 2013 and 2012 is summarized below (in thousands):

2013 Noncontrolling Interests — Redeemable
Balance, December 31, 2012	$153,399
Net income attributable to noncontrolling interests	15,466
Distributions to noncontrolling interests	(16,993)
Purchases of noncontrolling interests	(270)
Sales of noncontrolling interests	4,246

Balance, March 31, 2013	155,848
Net income attributable to noncontrolling interests	15,933
Distributions to noncontrolling interests	(16,648)
Purchases of noncontrolling interests	(3,686)
Sales of noncontrolling interests	4,777
Acquisition of new business	6,111

Balance, June 30, 2013	162,335
Net income attributable to noncontrolling interests	16,489
Distributions to noncontrolling interests	(16,754)
Purchases of noncontrolling interests	(1,429)
Sales of noncontrolling interests	1,631

Balance, September 30, 2013	$162,272

2012 Noncontrolling Interests — Redeemable
Balance, December 31, 2011	$106,668
Net income attributable to noncontrolling interests	15,690
Distributions to noncontrolling interests	(17,151)
Purchases of noncontrolling interests	(349)
Sales of noncontrolling interests	20,186
Acquisition of new business	3,908

Balance, March 31, 2012	128,952
Net income attributable to noncontrolling interests	15,368
Distributions to noncontrolling interests	(16,155)
Purchases of noncontrolling interests	(5,909)
Sales of noncontrolling interests	983
Acquisition of new business	12,387

Balance, June 30, 2012	135,626
Net income attributable to noncontrolling interests	14,517
Distributions to noncontrolling interests	(16,552)
Purchases of noncontrolling interests	(335)
Sales of noncontrolling interests	2,015
Acquisition of new business	4,184

Balance, September 30, 2012	$139,455

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(5)	Long-Term Debt

In April 2012, the Company amended its senior secured credit facility, issued new senior unsecured notes and redeemed all previously outstanding notes. As a result of these debt transactions, the Company recorded a loss on the early retirement of debt of approximately $38.0 million during the nine months ended September 30, 2012, which represents a premium paid to retire its previously outstanding bonds, finance and legal fees and the write-off of debt issuance costs.

In February 2013, the Company further amended its senior secured credit facility and committed to borrow $150.0 million, which was to be used to repay the non-extended term loan of $144.4 million and related fees and expenses. The transaction was completed on April 4, 2013. The new term loan matures in April 2019. The amendment also changed the interest rate charged on the term loans to LIBOR plus a margin of 3.50% to 3.75%. As a result of the new borrowings, the Company recorded a loss on the early retirement of debt of approximately $5.5 million during the nine months ended September 30, 2013, which represents finance and legal fees and the write-off of debt issuance costs.

(6)	Other Investments

The consolidated financial statements include the financial statements of USPI and subsidiaries the Company controls, usually indicated by majority ownership. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights.

The Company has ownership in an entity that operates and manages nine surgical facilities in the Houston, Texas area. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company is able to make the decisions that are most significant to the operations of the entity and has provided all of the funding for the entity, which the entity has used to acquire surgical facilities. The Company is entitled to a majority of the entity’s earnings until the Company has received a specified return on the investment. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the nine months ended September 30, 2013 or 2012. At September 30, 2013 and 2012, the total assets of this entity were $101.5 million and $78.7 million, and the total liabilities owed to third parties were $23.6 million and $17.2 million, respectively. Such amounts are included in the accompanying consolidated balance sheet.

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

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments. The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for the traded debt securities. At September 30, 2013, both the aggregate carrying amount and estimated fair value of long-term debt were $1.5 billion. At September 30, 2012, the aggregate carrying amount and estimated fair value of long-term debt were $1.3 billion and $1.4 billion, respectively. The fair value of debt is classified within Level 2 of the valuation hierarchy.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2013 and 2012, the Company had approximately $10.7 million and $10.6 million, respectively, of marketable securities, which are held by the Company’s wholly-owned insurance subsidiary. These investments are used in connection with its retained professional and general liability risks and are not available for general corporate purposes. The marketable securities consist of U.S. Treasury and corporate debt, are classified as available-for-sale and are recorded at fair value on the consolidated balance sheet. The fair value of these securities are classified within Level 2 of the valuation hierarchy, and are based on closing market prices of the investments when applicable, or alternatively, valuations utilizing market data and other observable inputs. Realized gains and losses on the sale of these securities are reclassified out of other comprehensive income and into “Other, net” on the accompanying consolidated statements of income.

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

Total equity-based compensation, included in the accompanying consolidated statements of income, classified by line item, is as follows (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Salaries, benefits and other employee costs	$148	$373	$131	$314
General and administrative expenses	306	980	220	681
Other operating expenses	—	—	—	193

Expense before income tax benefit	454	1,353	351	1,188
Income tax benefit	(25)	(109)	(28)	(190)

Total equity-based compensation expense, net of tax	$429	$1,244	$323	$998

Total equity-based compensation, included in the accompanying consolidated statements of income, classified by type of award, is as follows (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Share awards	$98	$390	$111	$409
Stock options	356	963	240	586
Warrants	—	—	—	193

Expense before income tax benefit	454	1,353	351	1,188
Income tax benefit	(25)	(109)	(28)	(190)

Total equity-based compensation expense, net of tax	$429	$1,244	$323	$998

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(9)	Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million and $1.5 million in both the three months and nine months ended September 30, 2013 and 2012, respectively. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At September 30, 2013, the Company had approximately $7.0 million accrued related to such management fee, of which $0.5 million is included in other current liabilities and $6.5 million is included in other long-term liabilities in the accompanying consolidated balance sheet.

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

As of September 30, 2013, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $61.1 million. Of the total, $18.9 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $34.9 million of the remaining $42.2 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $7.3 million represents guarantees of the obligations of four facilities the Company has sold. The Company has full recourse to the buyers with respect to these amounts.

The Company has recorded long-term liabilities totaling approximately $0.8 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2030, and (e) provide no recourse for the Company to recover any amounts from third parties. The Company also has $1.6 million of letters of credit outstanding.

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

Condensed Consolidating Balance Sheets:

As of September 30, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$77,652	$10,280	$—	$87,932
Available for sale securities	10,747	—	—	10,747
Accounts receivable, net	—	45,882	—	45,882
Other receivables	85,191	20,040	(78,650)	26,581
Inventories of supplies	1,004	8,621	—	9,625
Prepaids and other current assets	36,595	2,241	—	38,836

Total current assets	211,189	87,064	(78,650)	219,603
Property and equipment, net	38,596	95,292	327	134,215
Investments in unconsolidated affiliates	914,576	31,515	(469,902)	476,189
Goodwill and intangible assets, net	958,769	198,477	417,247	1,574,493
Other assets	26,485	1,087	(859)	26,713

Total assets	$2,149,615	$413,435	$(131,837)	$2,431,213

LIABILITIES AND EQUITY

Liabilities and Equity
Current liabilities:
Accounts payable	$4,186	$14,329	$—	$18,515
Accrued expenses and other	262,565	72,967	(78,865)	256,667
Current portion of long-term debt	10,179	9,602	(738)	19,043

Total current liabilities	276,930	96,898	(79,603)	294,225
Long-term debt, less current portion	1,405,983	52,069	(226)	1,457,826
Other long-term liabilities	210,743	5,466	(366)	215,843
Parent’s equity	255,959	217,244	(217,244)	255,959
Noncontrolling interests	—	41,758	165,602	207,360

Total liabilities and equity	$2,149,615	$413,435	$(131,837)	$2,431,213

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

ASSETS
As of December 31, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total

Current assets:
Cash and cash equivalents	$42,291	$8,912	$—	$51,203
Available for sale securities	10,741	—	—	10,741
Accounts receivable, net	—	50,108	—	50,108
Other receivables	71,246	25,918	(82,553)	14,611
Inventories of supplies	793	7,224	—	8,017
Prepaids and other current assets	35,460	1,834	—	37,294

Total current assets	160,531	93,996	(82,553)	171,974
Property and equipment, net	31,919	94,184	423	126,526
Investments in unconsolidated affiliates	922,507	—	(438,428)	484,079
Goodwill and intangible assets, net	958,104	185,537	411,467	1,555,108
Other assets	22,328	1,169	(435)	23,062

Total assets	$2,095,389	$374,886	$(109,526)	$2,360,749

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$782	$14,199	$—	$14,981
Accrued expenses and other	248,910	74,718	(82,116)	241,512
Current portion of long-term debt	8,659	10,244	(990)	17,913

Total current liabilities	258,351	99,161	(83,106)	274,406
Long-term debt, less current portion	1,408,963	52,861	(203)	1,461,621
Other long-term liabilities	194,360	5,472	(496)	199,336
Parent’s equity	233,715	182,214	(182,214)	233,715
Noncontrolling interests	—	35,178	156,493	191,671

Total liabilities and equity	$2,095,389	$374,886	$(109,526)	$2,360,749

Condensed Consolidating Statements of Income:

For the Nine Months Ended September 30, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$87,455	$384,075	$(20,178)	$451,352
Equity in earnings of unconsolidated affiliates	108,138	4,881	(49,260)	63,759
Operating expenses, excluding depreciation and amortization	68,759	263,702	(20,047)	312,414
Depreciation and amortization	6,941	13,720	97	20,758

Operating income	119,893	111,534	(49,488)	181,939
Interest expense, net	(72,926)	(3,300)	—	(76,226)
Loss on early retirement of debt	(5,536)	—	—	(5,536)
Other income (expense), net	(904)	901	—	(3)

Income before income taxes	40,527	109,135	(49,488)	100,174
Income tax expense	(13,594)	(4,309)	—	(17,903)

Net income	26,933	104,826	(49,488)	82,271
Less: Net income attributable to noncontrolling interests	—	(14,763)	(40,575)	(55,338)

Net income attributable to Parent	$26,933	$90,063	$(90,063)	$26,933

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Nine Months Ended September 30, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$83,432	$320,401	$(18,113)	$385,720
Equity in earnings of unconsolidated affiliates	104,768	2,787	(41,348)	66,207
Operating expenses, excluding depreciation and amortization	63,035	212,975	(17,572)	258,438
Depreciation and amortization	5,230	12,088	91	17,409

Operating income	119,935	98,125	(41,980)	176,080
Interest expense, net	(57,856)	(3,706)	—	(61,562)
Loss on early retirement of debt	(37,981)	—	—	(37,981)
Other income (expense), net	(760)	(388)	400	(748)

Income from continuing operations before income taxes	23,338	94,031	(41,580)	75,789
Income tax expense	(9,558)	(785)	—	(10,343)

Income from continuing operations	13,780	93,246	(41,580)	65,446
Earnings from discontinued operations, net of tax	3,434	3,212	(3,212)	3,434

Net income	17,214	96,458	(44,792)	68,880
Less: Net income attributable to noncontrolling interests	—	(12,547)	(39,119)	(51,666)

Net income attributable to Parent	$17,214	$83,911	$(83,911)	$17,214

Condensed Consolidating Statements of Comprehensive Income:

For the Nine Months Ended September 30, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$26,933	$104,826	$(49,488)	$82,271
Other comprehensive income (loss):
Unrealized loss on available for sale securities, net of tax	(44)	—	—	(44)

Comprehensive income	26,889	104,826	(49,488)	82,227
Comprehensive income attributable to noncontrolling interests	—	(14,763)	(40,575)	(55,338)

Comprehensive income attributable to Parent	$26,889	$90,063	$(90,063)	$26,889

For the Nine Months Ended September 30, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$17,214	$96,458	$(44,792)	$68,880
Other comprehensive income (loss):
Foreign currency translation adjustments	4,938	4,938	(4,938)	4,938
Unrealized loss on foreign currency contract, net of tax	(560)	—	—	(560)
Unrealized gain on available for sale securities, net of tax	48	—	—	48
Unrealized gain on interest rate swap, net of tax	15	15	(15)	15
Reclassification due to spin-off of U.K. subsidiary:
Foreign currency translation adjustments	58,682	58,682	(58,682)	58,682

Total other comprehensive income	63,123	63,635	(63,635)	63,123

Comprehensive income	80,337	160,093	(108,427)	132,003
Comprehensive income attributable to noncontrolling interests	—	(12,547)	(39,119)	(51,666)

Comprehensive income attributable to Parent	$80,337	$147,546	$(147,546)	$80,337

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Condensed Consolidating Statements of Cash Flows:

For the Nine Months Ended September 30, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$26,933	$104,826	$(49,488)	$82,271
Loss on early retirement of debt	5,536	—	—	5,536
Changes in operating and intercompany assets and liabilities and noncash items included in net income	24,391	14,448	1,439	40,278

Net cash provided by operating activities	56,860	119,274	(48,049)	128,085
Cash flows from investing activities:
Purchases of property and equipment, net	(11,928)	(5,429)	—	(17,357)
Purchases and sales of new businesses and equity interests, net	1,099	(6,395)	—	(5,296)
Other items, net	(6,670)	1,167	4,620	(883)

Net cash used in investing activities	(17,499)	(10,657)	4,620	(23,536)
Cash flows from financing activities:
Long-term borrowings, net	(6,256)	(7,985)	420	(13,821)
Purchases and sales of noncontrolling interests, net	(717)	—	—	(717)
Distributions to noncontrolling interests	—	(105,470)	48,049	(57,421)
Increase in cash held on behalf of noncontrolling interest holders and other	2,973	6,206	(5,040)	4,139

Net cash used in financing activities	(4,000)	(107,249)	43,429	(67,820)

Net increase in cash	35,361	1,368	—	36,729
Cash at the beginning of the period	42,291	8,912	—	51,203

Cash at the end of the period	$77,652	$10,280	$—	$87,932

For the Nine Months Ended September 30, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$17,214	$96,458	$(44,792)	$68,880
Earnings on discontinued operations	(3,434)	(3,212)	3,212	(3,434)
Loss on early retirement of debt	37,981	—	—	37,981
Changes in operating and intercompany assets and liabilities and noncash items included in net income	20,059	8,621	(2,244)	26,436

Net cash provided by operating activities	71,820	101,867	(43,824)	129,863
Cash flows from investing activities:
Purchases of property and equipment, net	(9,279)	(5,308)	—	(14,587)
Purchases and sales of new businesses and equity interests, net	(36,428)	(225)	—	(36,653)
Other items, net	1,148	6,322	(6,762)	708

Net cash used in investing activities	(44,559)	789	(6,762)	(50,532)
Cash flows from financing activities:
Long-term borrowings, net	255,312	(3,065)	790	253,037
Purchases and sales of noncontrolling interests, net	5,783	—	—	5,783
Distributions to noncontrolling interests	—	(102,146)	43,600	(58,546)
Payment of common stock dividend	(314,458)	—	—	(314,458)
Increase in cash held on behalf of noncontrolling interest holders and other	3,015	349	5,972	9,336

Net cash used in financing activities	(50,348)	(104,862)	50,362	(104,848)
Net cash provided by (used in) discontinued operations	47,494	(937)	224	46,781

Net decrease in cash	24,407	(3,143)	—	21,264
Cash at the beginning of the period	36,198	5,624	—	41,822

Cash at the end of the period	$60,605	$2,481	$—	$63,086

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We operate ambulatory surgery centers, surgical hospitals and related businesses across the United States. Prior to April 3, 2012, we also owned and operated private healthcare facilities in the United Kingdom. On April 3, 2012, we declared a stock dividend which distributed our investment in our U.K. subsidiary to the equity holders of our parent, USPI Group Holdings, Inc. (Parent), and as a result we no longer own or operate facilities in the United Kingdom. Our U.K. operations are now classified as “discontinued operations” in our historical results of operations.

As of September 30, 2013, we operated 214 facilities. All but two of our 214 facilities include local physician owners, and 148 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of the majority of our existing facilities, our agreements with these healthcare systems provide a framework for the construction or acquisition of additional facilities in the future. In February 2013, we opened our newest facility in Mt. Vernon, Illinois. In May 2013, we acquired an existing facility in Houston, Texas. Both facilities are jointly owned with a local hospital partner and physicians.

Our surgical facilities, consisting of ambulatory surgery centers and surgical hospitals, specialize in non-emergency surgical cases. Due in part to advancements in medical technology, the volume and complexity of surgical cases performed in an outpatient setting has steadily increased over the past three decades. Our facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. In recent years we have focused on partnering our facilities with hospital partners, which we believe improves the long-term profitability and potential of our facilities.

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

Due in large part to our partnerships with physician and hospital partners, we do not consolidate 149 of the 214 facilities in which we have ownership interests. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding our financial performance because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating margins (both consolidated and unconsolidated) for the facilities that were operational in both the current and prior year periods, a group we refer to as same store facilities.

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

Acquisitions, Equity Investments and Development Projects

We acquire interests in existing surgery centers and invest in new facilities that we develop in partnership with hospital partners and local physicians. Some of these transactions result in our controlling the acquired entity and meet the GAAP definition of a business combination. The financial results of the acquired entities are included in our consolidated financial statements beginning on the acquisitions’ effective closing date. During the nine months ended September 30, 2013, we obtained control of two entities:

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

We control and therefore consolidate the results of 65 of our 214 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the nine months ended September 30, 2013, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $4.2 million and $3.4 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $5.8 million decrease to our additional paid-in capital during the nine months ended September 30, 2013.

We also regularly engage in the purchase and sale of equity interests with respect to our investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the nine months ended September 30, 2013, these transactions results in a net cash outflow of approximately $7.9 million, which is summarized below:

Effective Date	Facility Location	Amount
Investments
May 2013	Effingham, Illinois(1)	$2.6 million
Various	Various(2)	5.3 million

Total		$7.9 million

(1)	Acquisition of additional ownership in a surgical facility in which we already held ownership and the right to manage. The facility is jointly owned with local physicians.
(2)	Represents the net payment related to various other purchases and sales of equity interests and contributions of cash related to equity method investees. The largest single component of this total was a $2.4 million investment in a partnership that is constructing a new building for one of our facilities.

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

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Management of surgical facilities	$18,993	$16,461	$57,047	$50,154
Contract services provided to other healthcare providers	2,871	2,677	7,694	7,909

Total management and contract service revenues	$21,864	$19,138	$64,741	$58,063

As described above, our primary business is the operation of surgical facilities.

Results of Operations

The following table summarizes certain consolidated statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
USPI	2013	2012	2013	2012
Total revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	13.9	17.2	14.1	17.2
Operating expenses, excluding depreciation and amortization	(67.7)	(69.0)	(69.2)	(67.0)
Depreciation and amortization	(4.4)	(4.5)	(4.6)	(4.5)

Operating income	41.8	43.7	40.3	45.7
Interest and other expense, net	(15.7)	(18.0)	(18.1)	(26.0)

Income from continuing operations before income taxes	26.1	25.7	22.2	19.7
Income tax expense	(4.9)	(5.0)	(4.0)	(2.7)

Income from continuing operations	21.2	20.7	18.2	17.0
Earnings from discontinued operations, net of tax	—	—	—	0.9

Net income	21.2	20.7	18.2	17.9
Less: Net income attributable to noncontrolling interests	(13.3)	(12.9)	(12.2)	(13.4)

Net income attributable to USPI’s common stockholder	7.9%	7.8%	6.0%	4.5%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
USPI’s Unconsolidated Affiliates	2013	2012	2013	2012
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	(72.2)	(71.0)	(72.6)	(70.9)
Depreciation and amortization	(4.2)	(4.3)	(4.2)	(4.3)

Operating income	23.6	24.7	23.2	24.8
Interest and other expense, net	(1.9)	(1.9)	(1.8)	(2.1)

Income before income taxes	21.7	22.8	21.4	22.7
Income tax expense	(0.5)	(0.6)	(0.5)	(0.5)

Net income	21.2%	22.2%	20.9%	22.2%

Executive Summary

Our strategy continues to include growing the profits of our existing facilities, developing new facilities with hospital partners, and adding other facilities and businesses through acquisition. During the first nine months of 2013, we opened a new facility with one of our health system partners, and partnered two of our existing facilities with another health system partner. We also acquired an additional facility in our Houston, Texas market and divested of one facility. At September 30, 2013, we operated 214 facilities, up from 200 U.S. facilities at the start of 2012.

Our consolidated revenues increased 17% compared to the nine months ended September 30, 2012, as a result of our operating more facilities in 2013 and our acquisition of controlling interests in several facilities we already operated, which caused us to begin consolidating them. On a systemwide basis, the revenues and profits of our facilities were essentially flat compared to prior year, which is a slight improvement compared to the first two quarters of 2013. During the first three months of 2013, our same store facilities’ revenues were down 2% as compared to 2012, driven by a 3% reduction in case volumes. During the second quarter, modest revenue growth brought our year-to-date same store revenue to essentially flat compared to prior year, but same store facility operating income margins were down 200 basis points compared to the second quarter of 2012. The modest revenue growth continued in the third quarter, but cost containment efforts resulted in same store operating margins only being down 60 basis points compared to prior year.

This modest revenue growth in same store facilities, together with acquisitions, resulted in a 3% increase in our operating income for the nine months ended September 30, 2013 compared to the prior year period. Excluding $4.9 million of losses from deconsolidations, disposals, and impairments primarily related to two facilities, our operating income grew 6%. Because our net earnings from a facility are driven by its underlying profits, of which we receive a share equal to our ownership percentage whether or not we consolidate the facility, our analysis of operating results includes systemwide measures, which include all facilities we operate, making no distinction between consolidated and equity method. Our systemwide revenues grew 7% during the nine months ended September 30, 2013 as compared to 2012, driven almost entirely by acquisitions; our same store revenues, as described above, were essentially flat. We believe systemwide revenue growth is a useful measure in helping to analyze our growth in operating income.

Our revenues, which only include consolidated facilities (less than one-third of the facilities we operate), increased 17% during the nine months ended September 30, 2013. These revenues increased by more than our systemwide revenues and by more than our operating income because we completed the acquisition of controlling interests in several facilities we already operated, which caused us to begin consolidating them versus our historical treatment of them as equity method (i.e., unconsolidated) affiliates. Transactions such as these increase the revenues on our consolidated income statement, but they do not increase our systemwide revenues, which already included these facilities. In many cases such transactions involve little to no increase in our ownership percentage in the underlying facility, which means they do not significantly increase our operating income. In 2013, these transactions are the primary reason our consolidated revenues grew by so much more than our operating income. In other periods, these factors can have similar but opposite effects.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a majority of our facilities (currently 149 of our 214 facilities), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method, i.e., as an unconsolidated affiliate. We control the remaining 65 of our facilities and account for these investments as consolidated subsidiaries.

Our net earnings from a facility are the same under either method, but the classification and presentation of those earnings differs. For consolidated subsidiaries, our financial statements reflect 100% of the revenues and expenses of the subsidiaries, after the elimination of intercompany amounts. The net profit attributable to owners other than us is classified within “net income attributable to noncontrolling interests.”

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

In summary, our operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but our individual revenue and expense line items only contain consolidated businesses, which represent less than one-third of our facilities. This translates to trends in operating income that often do not correspond with changes in revenues and expenses. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years. Accordingly, we review several types of information in order to monitor and analyze our results of operations, including:

•	The results of operations of our unconsolidated affiliates

•	Our average ownership share in the facilities we operate; and

•	Facility operating indicators, such as systemwide revenue growth, same store revenue growth, and same store operating margins.

Our Consolidated and Unconsolidated Results

The following table shows our results of operations and the results of operations of our unconsolidated affiliates (in thousands).

	Three Months Ended September 30
	2013		2012		Variance to Prior Year
	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$126,683	$432,100	$106,886	$414,572	$19,797	$17,528
Management and contract service revenues	21,864	—	19,138	—	2,726	—
Other income	2,462	3,565	2,281	2,357	181	1,208

Total revenues	151,009	435,665	128,305	416,929	22,704	18,736
Equity in earnings of unconsolidated affiliates	20,923	—	22,118	—	(1,195)	—
Operating expenses:
Salaries, benefits, and other employee costs	40,991	107,056	32,999	98,842	7,992	8,214
Medical services and supplies	24,945	105,272	20,184	106,081	4,761	(809)
Other operating expenses	24,722	92,418	21,838	86,170	2,884	6,248
General and administrative expenses	10,396	—	9,326	—	1,070	—
Provision for doubtful accounts	1,599	11,211	2,001	11,802	(402)	(591)
Net loss (gain) on deconsolidations, disposals and impairments	(506)	(1,339)	2,233	(7,026)	(2,739)	5,687
Depreciation and amortization	6,683	18,315	5,746	17,944	937	371

Total operating expenses	108,830	332,933	94,327	313,813	14,503	19,120

Operating income	63,102	102,732	56,096	103,116	7,006	(384)
Interest income	322	90	170	87	152	3
Interest expense	(24,032)	(7,866)	(23,260)	(8,428)	(772)	562
Loss on early retirement of debt	—	—	(23)	—	23	—
Other	1	(283)	34	385	(33)	(668)

Total other expense, net	(23,709)	(8,059)	(23,079)	(7,956)	(630)	(103)

Income before income taxes	39,393	94,673	33,017	95,160	6,376	(487)
Income tax expense	(7,462)	(2,312)	(6,394)	(2,326)	(1,068)	14

Income from continuing operations	31,931	92,361	26,623	92,834	5,308	(473)
Discontinued operations, net of tax	—	—	(2)	—	2	—

Net income	31,931	$92,361	26,621	$92,834	5,310	$(473)

Less: Net income attributable to noncontrolling interests	(20,009)		(16,638)		(3,371)

Net income attributable to USPI’s common stockholder	$11,922		$9,983		$1,939

USPI’s equity in earnings of unconsolidated affiliates		$20,923		$22,118		$(1,195)

	Nine Months Ended September 30
	2013		2012		Variance to Prior Year
	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$378,203	$1,289,159	$320,818	$1,245,868	$57,385	$43,291
Management and contract service revenues	64,741	—	58,063	—	6,678	—
Other income	8,408	8,963	6,839	8,214	1,569	749

Total revenues	451,352	1,298,122	385,720	1,254,082	65,632	44,040
Equity in earnings of unconsolidated affiliates	63,759	—	66,207	—	(2,448)	—
Operating expenses:
Salaries, benefits, and other employee costs	120,425	319,498	99,649	294,750	20,776	24,748
Medical services and supplies	72,831	317,661	58,882	310,012	13,949	7,649
Other operating expenses	75,691	275,301	62,925	256,112	12,766	19,189
General and administrative expenses	30,793	—	30,008	—	785	—
Provision for doubtful accounts	7,781	32,041	6,314	34,727	1,467	(2,686)
Net loss (gain) on deconsolidations, disposals and impairments	4,893	(1,800)	660	(6,496)	4,233	4,696
Depreciation and amortization	20,758	54,485	17,409	54,342	3,349	143

Total operating expenses	333,172	997,186	275,847	943,447	57,325	53,739

Operating income	181,939	300,936	176,080	310,635	5,859	(9,699)
Interest income	1,062	275	472	253	590	22
Interest expense	(77,288)	(23,765)	(62,034)	(26,418)	(15,254)	2,653
Loss on early retirement of debt	(5,536)	—	(37,981)	—	32,445	—
Other	(3)	(262)	(748)	399	745	(661)

Total other expense, net	(81,765)	(23,752)	(100,291)	(25,766)	18,526	2,014

Income before income taxes	100,174	277,184	75,789	284,869	24,385	(7,685)
Income tax expense	(17,903)	(6,170)	(10,343)	(5,940)	(7,560)	(230)

Income from continuing operations	82,271	271,014	65,446	278,929	16,825	(7,915)
Discontinued operations, net of tax	—	—	3,434	—	(3,434)	—

Net income	82,271	$271,014	68,880	$278,929	13,391	$(7,915)

Less: Net income attributable to noncontrolling interests	(55,338)		(51,666)		(3,672)

Net income attributable to USPI’s common stockholder	$26,933		$17,214		$9,719

USPI’s equity in earnings of unconsolidated affiliates		$63,759		$66,207		$(2,448)

The following table provides other information regarding our unconsolidated affiliates (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Long-term debt	$385,538	$410,635	$385,538	$410,635
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	22.1%	23.2%	23.0%	23.2%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	26.5%	26.4%	26.5%	26.4%
Unconsolidated facilities operated at period end	149	144	149	144

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as our equity in earnings of unconsolidated affiliates divided by the total net income or loss of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about our involvement in equity method investments.
(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership we held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This is a non-GAAP measure but management believes it provides further useful information about our involvement in equity method investments.

As shown above, USPI’s net patient service revenues for the three and nine months ended September 30, 2013 increased $19.8 million and $57.4 million, respectively, compared to the corresponding prior year periods. The net patient service revenues of our unconsolidated affiliates increased $17.5 million and $43.3 million for the three and nine months ended September 30, 2013, respectively, as compared to the corresponding prior year periods. These variances are analyzed more extensively below under “Revenues.

Our Ownership Interests in the Facilities We Operate

Our earnings are predominantly driven by our investments in the facilities we operate, so we focus on the underlying businesses’ growth rates together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in the surgical facilities we operate is as follows:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012	Nine Months Ended September 30, 2012
Unconsolidated facilities(1)	23.0%	23.5%	23.2%
Consolidated facilities(2)	46.1%	44.2%	42.6%
Total(3)	29.3%	28.5%	27.9%

(1)	Computed for unconsolidated facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income or loss of surgical facilities we account for under the equity method.
(2)	Computed for consolidated facilities by dividing (a) the aggregate net income or loss of surgical facilities we operate less our total noncontrolling interests in income or loss of consolidated subsidiaries by (b) the aggregate net income or loss of our consolidated surgical facilities.
(3)	Computed in total by dividing our share of the facilities’ net income or loss, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income or loss of our surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors.

Revenues

Our consolidated net revenues increased 18% and 17% during the three and nine months ended September 30, 2013, respectively, as compared to the corresponding prior year periods. The table below quantifies several significant items impacting year over year growth.

	Three Months Ended September 30, 2013
	USPI as Reported Under GAAP	Unconsolidated Affiliates
Total revenues, three months ended September 30, 2012	$128,305	$416,929
Add: Revenue from acquired facilities	20,178	9,383

Adjusted base period	148,483	426,312
Increase from operations	2,345	8,145
Non-facility based revenue	181	1,208

Total revenues, three months ended September 30, 2013	$151,009	$435,665

	Nine Months Ended September 30, 2013
	USPI as Reported Under GAAP	Unconsolidated Affiliates
Total revenues, nine months ended September 30, 2012	$385,720	$1,254,082
Add: Revenue from acquired facilities	60,795	34,292
Less: Revenue of disposed facilities	—	(1,821)

Adjusted base period	446,515	1,286,553
Increase from operations	3,268	10,820
Non-facility based revenue	1,569	749

Total revenues, nine months ended September 30, 2013	$451,352	$1,298,122

As shown above, the most significant source of revenue growth has been acquisitions.

Facility Growth

Our systemwide revenues grew 7% in the both the three and nine months ended September 30, 2013 as compared to the corresponding prior year period, primarily as a result of our acquiring additional facilities. Surgical case volumes were virtually flat versus prior year at our same store facilities in the second and third quarters of 2013, which represents an improvement over the 3% decrease versus prior year that we experienced in the first quarter of 2013. Nearly all of our same store revenue growth resulted from increases in net revenues per case. The increases were driven both by reimbursement increases from commercial payers and by favorable shifts in the complexity of cases performed, offset by a shift in payer mix to government. We believe a variety of factors may be adversely affecting our surgical case volumes, including but not limited to increased competition, the increased use of high-deductible health plans and other nationwide efforts to contain the growth of health care spending, and general economic conditions.

The following table summarizes our same store facility revenue growth rates, as compared to the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net revenue	2%	1%
Surgical cases	—%	(1)%
Net revenue per case	2%	2%

Joint Ventures With Not-For-Profit Hospitals

The addition of new facilities continues to be slightly more heavily weighted to surgical facilities with a hospital partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures through construction of new facilities (de novos), acquisitions of facilities and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a hospital partner while leaving the existing physician ownership intact. We continue to explore affiliating more of our facilities with hospital partners. Often these affiliations are initiated in markets where we already operate other facilities with a hospital partner, but we also affiliate our facilities with new partners.

The following table summarizes the facilities we operated as of September 30, 2013 and 2012:

	September 30,
	2013	2012
Facilities(1):
With a hospital partner	148	141
Without a hospital partner	66	62

Total facilities operated	214	203

Change from September 30, 2012:
De novo (newly constructed)	2
Acquisition	10
Disposals/Mergers(2)	(1)

Total increase in number of facilities	11

(1)	At September 30, 2013, physicians own a portion of all but two of these facilities.
(2)	We sold our ownership interests in a facility in Chicago, Illinois.

Facility Operating Margins

During the first quarter, a 2% decrease in same store revenues led to a 250 basis point decrease in facility operating margins. Our facilities’ operating margins improved during the second quarter as compared to the first quarter of 2013, due to case volumes improving as well as cost control efforts going into effect, but facility operating margins were still down 200 basis points compared to prior year. While revenue growth improved little in the third quarter compared to the second quarter, expense controls were more significant, reflected by our third quarter same store operating margins only being down 60 basis points compared to the prior year period as compared to being down 220 basis points during the six months ended June 30, 2013.

The following table summarizes the year-over-year changes in our same store facility operating margins (see footnote 1 below), comparing the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2013	(Decrease)		Nine Months Ended September 30, 2013	(Decrease)
Facilities:
With a hospital partner	23.4%	(30	) bps	23.2%	(160	) bps
Without a hospital partner	26.4%	(180	) bps	28.0%	(220	) bps
Total facilities	23.9%	(60	) bps	24.1%	(160	) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for our operations because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

As more fully discussed in “Revenues,” our consolidated revenues increased by $22.7 million, or 17.7%, to $151.0 million for the three months ended September 30, 2013 from $128.3 million for the three months ended September 30, 2012. The majority of the increase, approximately $20.2 million, was due to acquisitions and gaining controlling interests in some facilities we already operated, with the remainder coming from a 2% increase in same store net revenues.

Equity in earnings of unconsolidated affiliates decreased by $1.2 million, or 5.4%, to $20.9 million for the three months ended September 30, 2013 from $22.1 million for the three months ended September 30, 2012. The decrease in equity in earnings was primarily driven by the favorable impact of our share of an investee’s gain on the sale of real estate ($2.4 million) in 2012, and our gaining control of two facilities that are now consolidated ($0.4 million). These reductions were partially offset by acquisitions ($1.2 million and a $0.4 million increase from same store facilities. The number of facilities we account for under the equity method increased by five from September 30, 2012 to September 30, 2013.

Depreciation and amortization increased $0.9 million or 16.3%, to $6.7 million for the three months ended September 30, 2013 from $5.7 million for the three months ended September 30, 2012 primarily due to acquisitions. Depreciation and amortization, as a percentage of revenues was 4.4% and 4.5% during the three months ended September 30, 2013 and 2012, respectively.

Operating income increased $7.0 million, or 12.5%, to $63.1 million for the three months ended September 30, 2013 from $56.1 million for the three months ended September 30, 2012, largely as a result of acquisitions. The flat revenues and decrease in facility operating margins at our same store facilities resulted in our operating income decreasing as a percentage of revenues to 41.8% from 43.7%.

Interest expense, net of interest income, increased $0.6 million to $23.7 million for the three months ended September 30, 2013 as compared to $23.1 million for the three months ended September 30, 2012. The increase is due to higher overall debt balances, which were partially offset by lower interest rates at September 30, 2013 due to the repricing we completed on April 4, 2013.

Provision for income taxes was an expense of $7.5 million for the three months ended September 30, 2013 as compared to $6.4 million for the three months ended September 30, 2012. Our effective tax rates (based on pretax earnings attributable to USPI’s stockholder) were 38.5% and 39.0% for the three months ended September 30, 2013 and 2012, respectively.

Net income increased $5.3 million to $31.9 million for the three months ended September 30, 2013 as compared to $26.6 million for the three months ended September 30, 2012. Net income attributable to USPI’s common stockholder increased $1.9 million to $11.9 million for the three months ended September 30, 2013 as compared to $10.0 million for the three months ended September 30, 2012. These increases are primarily due to earnings of acquired facilities.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

As more fully discussed in “Revenues,” our consolidated revenues increased by $65.6 million, or 17.0%, to $451.4 million for the nine months ended September 30, 2013 from $385.7 million for the nine months ended September 30, 2012. Acquisitions of facilities and our obtaining controlling interests in several facilities we already operated increased revenues $60.8 million. The remaining increase of $3.3 million was driven by higher net revenues per case.

Equity in earnings of unconsolidated affiliates decreased by $2.4 million, or 3.7%, to $63.8 million for the nine months ended September 30, 2013 from $66.2 million for the nine months ended September 30, 2012. The decrease in equity in earnings was primarily driven by the favorable impact of our share of an investee’s gain on the sale of real estate ($2.4 million) in 2012, and our gaining control of three facilities that are now consolidated

($1.8 million). Additionally, our same store facilities experienced a $2.1 million decrease to equity in earnings due to weak case volumes being experienced in 2013, which was offset by a $3.9 million increase due to acquisitions. The number of facilities we account for under the equity method increased by five from September 30, 2012 to September 30, 2013.

Depreciation and amortization increased $3.4 million, or 19.5%, to $20.8 million for the nine months ended September 30, 2013 from $17.4 million for the nine months ended September 30, 2012 primarily due to acquisitions. Depreciation and amortization, as a percentage of revenues, increased slightly to 4.6% for the nine months ended September 30, 2013 from 4.5% for the nine months ended September 30, 2012.

Operating income increased $5.9 million, or 3.3%, to $181.9 million for the nine months ended September 30, 2013 from $176.1 million for the nine months ended September 30, 2013, and decreased as a percentage of revenues to 40.3% from 45.6%, respectively. The increase in operating income was driven largely by the impact of acquisitions more than offsetting the decrease in equity in earnings of unconsolidated affiliates described above, as well as a $1.7 million loss on the consolidation of a hospital and $3.2 million impairment of a management contract. The decrease in operating income margin was also a result of the decrease in same store facility operating income margins.

Interest expense, net of interest income, increased $14.6 million, or 23.7% to $76.2 million for the nine months ended September 30, 2013 from $61.6 million for the nine months ended September 30, 2012. The increase is due to higher overall debt balances at September 30, 2013 due to the refinancing we completed on April 3, 2012 and additional borrowings in December 2012 and April 2013.

During the nine months ended September 30, 2013, we incurred a loss on the early retirement of debt of $5.5 million as a result of the repricing we completed on April 4, 2013. The amount is comprised of finance and legal fees and the write-off of previously incurred debt issuance costs. During the nine months ended September 30, 2012, we incurred a loss on the early retirement of debt of $38.0 million as a result of the refinancing we completed on April 3, 2012. The amount is comprised of a premium paid to retire our previously outstanding bonds, finance and legal fees and the write-off of previously incurred debt issuance costs.

Provision for income taxes was $17.9 million for the nine months ended September 30, 2013 compared to $10.3 million for the nine months ended September 30, 2012. Our effective tax rates (based on pretax earnings attributable to USPI’s stockholder) were 40.0% and 42.9% for the nine months ended September 30, 2013 and 2012, respectively. Our effective rate for the prior year period was unusually high due to refinancing costs that were not fully deductible.

Total earnings from discontinued operations was $3.4 million in the nine months ended September 30, 2012. On April 3, 2012, we spun off our U.K. subsidiary to the equity holders of USPI Group Holdings, Inc., our parent. As a result, the historical results of our U.K. operations are now classified as discontinued operations. The $3.4 million of income in 2012 is related to our U.K. operations before the spin-off.

Net income increased $13.4 million, or 19.4%, to $82.3 million for the nine months ended September 30, 2013 as compared to $68.9 million for the nine months ended September 30, 2012. Net income attributable to USPI’s common stockholder increased $9.7 million to $26.9 million for the nine months ended September 30, 2013 as compared to $17.2 million for the nine months ended September 30, 2012. The increase was due to the $38.0 million loss on early retirement of debt in 2012 and the 2013 earnings of acquired businesses, both of which were partially offset by higher interest expense in 2013.

Liquidity and Capital Resources

Cash Flows

During the nine months ended September 30, 2013, we generated $128.1 million of cash flows from operating activities as compared to $129.9 million during the nine months ended September 30, 2012. Cash flows from operating activities decreased $1.8 million, or 1.4%, from the prior year period, as the impact of our $5.8 million increase in operating income was more than offset by increases in interest expense due to our increased debt levels. While interest payments were $18.4 million higher in 2013, this effect was partially offset by the timing of cash payments for taxes, which were $1.1 million lower in the current year period, and by increases in various operating expense items that do not lower operating cash flow, such as depreciation, amortization, and losses on deconsolidations, disposals and impairments.

During the nine months ended September 30, 2013, our net cash used in investing activities was $23.5 million, primarily consisting of $5.3 million for net purchases of new businesses and equity interests and $17.4 million used for purchases of property and equipment, which excludes $0.9 million of property and equipment acquired under capital lease arrangements. Approximately $10.5 million of property and equipment purchases were related to ongoing development projects, including expanding or investing in infrastructure of existing facilities and the remaining $7.8 million represented purchases of equipment at existing facilities. Net cash used in financing activities for the nine months ended September 30, 2013 totaled $67.8 million and resulted from net payments on long-term debt of $13.8 million, with the impact of our debt repricing transaction in April 2013 being virtually zero, distributions to noncontrolling interests of $57.4 million and a net increase in cash held on behalf of noncontrolling interests of $4.4 million.

Cash and cash equivalents were $87.9 million at September 30, 2013 as compared to $51.2 million at December 31, 2012, and the net working capital deficit was $74.6 million at September 30, 2013 as compared to $102.4 million at December 31, 2012. The overall negative working capital position at September 30, 2013 and December 31, 2012 is primarily the result of $160.3 million and $155.4 million due to affiliates, respectively, associated with our practice of holding our unconsolidated facilities’ cash until these amounts are distributed to our partners, typically on a monthly or quarterly basis. As discussed below, we believe we have sufficient availability under our credit facility, together with our operating cash flows, to service our obligations.

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

At September 30, 2013, we had $974.9 million outstanding under the amended credit facility at a weighted average interest rate of approximately 4.6%. At September 30, 2013, we had $123.4 million available for borrowing under the revolving credit facility, representing the revolving facility’s $125.0 million capacity, net of $1.6 million of outstanding letters of credit.

The amended credit facility is guaranteed by USPI Holdings, Inc. and its current and future directly and indirectly wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock and the capital stock of each of our wholly-owned domestic subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at September 30, 2013.

In April 2012, we issued of $440.0 million of 9.0% senior unsecured notes due in April 2020. Interest on the outstanding notes is payable on April 1 and October 1 of each year, and commenced on October 1, 2012. At September 30, 2013, we had $440.0 million of the senior unsecured notes outstanding. The notes are unsecured senior obligations of our company; however, the notes are guaranteed by most of our current and future direct and indirect 100%-owned domestic subsidiaries. Additionally, the notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sells assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at September 30, 2013.

Contractual Cash Obligations

Our contractual cash obligations as of September 30, 2013 are summarized as follows:

	Payments Due by Period
Contractual Cash Obligations	Total	Within 1 Year	Years 2 and 3	Years 4 and 5	Beyond 5 Years
	(In thousands)
Long-term debt obligations:
Amended senior secured credit facility — new term loan(1)	$667,156	$6,705	$13,410	$13,410	$633,631
Amended senior secured credit facility — extended term loan(1)	307,749	3,124	6,249	298,376	—
Senior unsecured notes(1)	440,000	—	—	—	440,000
Other debt at operating subsidiaries(1)	37,961	6,830	10,118	10,251	10,762
Interest on long-term debt obligations(2)	480,874	85,909	169,693	148,338	76,934
Capitalized lease obligations(3)	40,036	4,848	8,218	6,908	20,062
Operating lease obligations	98,311	17,031	29,629	23,741	27,910

Total contractual cash obligations	$2,072,087	$124,447	$237,317	$501,024	$1,209,299

(1)	Scheduled principal payments
(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the September 30, 2013 rates applicable to each debt instrument.
(3)	Includes principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have noncontrolling investors who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to

USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $62.0 million at September 30, 2013, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was approximately 45% at September 30, 2013. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At September 30, 2013, the total debt on the balance sheets of our unconsolidated affiliates was approximately $385.5 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was approximately 26% at September 30, 2013. USPI or one of its wholly owned subsidiaries had collectively guaranteed $29.4 million of the $385.5 million in total debt of our unconsolidated affiliates as of September 30, 2013. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $12.8 million as of September 30, 2013. Of the total $42.2 million of guarantees related to unconsolidated affiliates, approximately $7.3 million represents guarantees of obligations of four facilities which have been sold. We have full recourse to the buyers with respect to the $7.3 million related to the sold facilities.

Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our company, in the amount of $0.5 million and $1.0 million for both the three month and nine months ended September 30, 2013 and 2012, respectively. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At September 30, 2013, we had approximately $7.0 million accrued related to such management fee, of which $0.5 million is included in other current liabilities and $6.5 million is included in other long-term liabilities in the accompanying consolidated balance sheet.

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

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At September 30, 2013, approximately $478.0 million of our outstanding debt was in fixed rate instruments and the remaining $974.9 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $9.7 million.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings that might have a material adverse impact on the Company.

ITEM 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of income for the Three and Nine Months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2013; (iv) Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2013 and 2012; (v) Consolidated Statements of Changes in Equity for the Three and Nine Months ended September 30, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.(1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.
By:	/s/ Jason B. Cagle
Jason B. Cagle
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2013

By:	/s/ J. Anthony Martin
J. Anthony Martin
Senior Vice President, Corporate Controller, and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of income for the Three and Nine Months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2013; (iv) Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2013 and 2012; (v) Consolidated Statements of Changes in Equity for the Three and Nine Months ended September 30, 2013 and 2012 and (vi) Notes to Consolidated Financial Statements.(1)

(1)	Filed herewith.