Form 10-K
period 2013-12-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2014-02-27
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

As of February 26, 2014, 100 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

None.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

2013 ANNUAL REPORT ON FORM 10-K

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness; general economic and business conditions, including without limitation the condition of the financial markets; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into or renew managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States (U.S.); changes in our payor mix or case mix; the efforts of insurers, healthcare providers and others to contain healthcare costs; healthcare reform; liability and other claims asserted against us; shortages of or quality control issues with medical supplies and equipment; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses and other healthcare professionals and other personnel; the availability of suitable acquisition and development opportunities and the length of time it takes to complete acquisitions and developments; our ability to integrate new and acquired businesses with our existing operations; the availability and terms of capital to fund the expansion of our business and certain additional factors, risks and uncertainties discussed in this Annual Report on Form 10-K. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements.

PART I

Item 1.    Business

General

United Surgical Partners International, Inc. (together with its subsidiaries, the “Company” or “USPI”, unless otherwise indicated or the context otherwise requires, the terms “we,” “us,” “our” and similar terms refer to USPI and its subsidiaries) owns and operates short stay surgical facilities including surgery centers and hospitals. Our strategy enables our partners and other aligned constituents to benefit from the high-quality, lower-cost settings in our facilities under financial structures that work for them. Our partner relationships often expand into new ventures and a stronger market presence which enhances our growth prospects and strategic position within a market. We focus primarily on providing high quality surgical facilities that meet the needs of patients, physicians and payors better than hospital-based and other outpatient surgical facilities. We believe that our facilities (1) enhance the quality of care and the healthcare experience of patients, (2) offer a strategic approach for physicians that provides significant administrative, clinical and economic benefits to physicians, (3) offer a strategic approach for our health system partners to expand capacity and access within the markets they serve, and (4) offer an efficient and low cost alternative for payors, employers and other financing organizations. We acquire and develop our facilities through the formation of strategic relationships with physicians and not-for-profit healthcare systems to better access and serve the communities in our markets. Our operating model is efficient and scalable, and we have adapted it to each of our markets. We believe that our acquisition and development strategy and operating model enable us to continue to grow by taking advantage of highly-fragmented markets, an increasing demand for short stay surgery and a need by both our health system partners and physician partners to facilitate strategic networks to meet the needs of the evolving healthcare landscape. We are dedicated to providing high-quality, lower-cost solutions as various reform initiatives unfold in the communities we serve. We provide strategic solutions for physicians, health systems and those paying the cost of healthcare services such as employers, insurance companies and government programs.

Since physicians are critical to the direction of healthcare, we have developed our operating model to encourage physicians to affiliate with us and to use our facilities as an extension of their practices. We believe our physicians align with us in part to solidify their market position as networks form and narrow, to increase their productivity, to better control the outcomes of the facilities in which they practice and to ensure excellence in the experience of their patients and families. We operate our facilities, structure our strategic relationships and adopt staffing, scheduling and clinical systems and protocols with the goal of increasing physician productivity. We believe that our focus on physician satisfaction, combined with providing high quality healthcare in a friendly and convenient environment for patients, will continue to increase the number of procedures performed at our facilities each year.

Health systems partner with us to plan, develop and execute their diversification strategies and expand their ambulatory footprint. We align with our health system partners both clinically and economically to enhance their network, while providing more access, as the importance of moving business to shorter stay settings escalates.

As of December 31, 2013, we operated 214 facilities. Of the 214 facilities, 148 are jointly owned with major not-for-profit healthcare systems (hospital partners). Due in large part to our partnerships with physicians and hospital partners, we do not consolidate the financial results of 149 of the 214 facilities in which we have ownership, meaning that while we record a share of their net profit within our operating income, we do not include their revenues and expenses in the consolidated revenue and expense line items of our consolidated financial statements. Until April 3, 2012, we also had ownership in seven facilities in the United Kingdom. On April 3, 2012, we distributed the stock of our U.K. subsidiary to our parent’s (USPI Group Holdings, Inc.) equity holders. Subsequent to April 3, 2012, we have had no further ownership in the U.K. operations.

Our consolidated revenues increased 14% from $540.2 million in 2012 to $616.2 million in 2013. In addition to our consolidated revenues, we also review an internal operating measure called systemwide revenue growth, which includes both consolidated and unconsolidated facilities. Our systemwide revenues grew 6% during 2013. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding USPI’s financial performance because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for USPI’s equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating margins for the facilities that were operational in both the current and prior year periods, a group we refer to as same store facilities.

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

Industry Overview

Each year, the United States spends a substantial amount of funds on medical costs. According to reports from the Centers for Medicare and Medicaid (“CMS”), the United States spent $2.8 trillion on healthcare in 2012, and the percentage of gross domestic product devoted to healthcare has increased from 7.2% in 1970 to 17.2% in 2012.

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

Our Business Strategy

Our goal is to steadily increase our revenues and cash flows. The key elements of our business strategy are to:

•	attract, retain and pursue strategic relationships with top quality surgeons and other physicians;

•	expand our presence in existing markets and assist with the development of integrated networks in certain markets;

•	pursue strategic relationships with leading not-for-profit healthcare systems;

•	expand selectively in new markets; and

•	enhance operating efficiencies and the healthcare experience of patients.

Attract and retain top quality surgeons and other physicians

Since physicians are critical to the direction of healthcare, we have developed our operating model to encourage physicians to affiliate with us and to use our facilities as an extension of their practices. We believe we attract physicians because we design our facilities, structure our strategic partnerships and adopt marketing and sales, staffing, scheduling and clinical systems and protocols to increase physician productivity and promote their professional and financial success both at our facilities and in the physicians’ practices. We believe this focus on physicians, combined with providing safe, high quality healthcare in a friendly and convenient environment for patients, will continue to increase case volumes at our facilities. In addition, we generally offer physicians the opportunity to purchase equity interests in the facilities they use as an extension of their practices and to actively participate in the management of their facilities, through service on the facilities’ governing boards, medical executive committees and partnership advisory boards. We believe the opportunity for physicians to own and manage in our facilities attracts quality physicians and increases physicians’ commitment to facility operations, enhances quality of patient care, increases productivity, reduces costs and promotes enduring partnerships.

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

Enhance operating efficiencies and the healthcare experience of patients

Once we acquire a new facility, we integrate it into our existing network by implementing a specific action plan to support the local management team, design growth strategies and incorporate the new facility into our group purchasing contracts. We also implement our systems and protocols to improve operating efficiencies and contain costs by optimizing materials management and billing and collection practices. Our most important operational tool is our management system “Every Day Giving Excellence,” which we refer to as USPI’s EDGE. This proprietary process management and measurement system allows us to track our clinical, service and financial performance, best practices and key indicators in each of our facilities. Our goal is to use USPI’s EDGE to ensure that we provide each of the patients using our facilities with high quality healthcare, offer physicians a superior work environment and eliminate inefficiencies. Using USPI’s EDGE, we track and monitor our performance in areas such as (1) providing surgeons the equipment, supplies and surgical support they need, (2) starting cases on time, (3) minimizing turnover time between cases, and (4) providing efficient case and personnel schedules. USPI’s EDGE compiles and organizes the specified information on a daily basis and is easily accessed over the Internet by our facilities on a secure basis. The information provided by USPI’s EDGE enables our medical staffs, employees, facility administrators and management to analyze trends over time and share processes and best practices among our facilities. USPI’s EDGE is now deployed in substantially all of our facilities. In addition to continuing to invest in USPI’s EDGE, we have also invested in decision support, market analysis and training tools that will allow us to better manage our facilities. During 2012, we also began deploying an electronic health record (EHR) system. By September 30, 2013, we had installed an EHR system at all of our hospitals, and we are leveraging this experience to assess the need and timing of developing an electronic health record solution for our surgery centers.

Operations

Our operations consist primarily of our ownership and management of surgery centers. As of December 31, 2013, we had ownership interests in 200 surgery centers and 14 surgical hospitals. We also have numerous other potential projects in various stages of consideration, which may result in our adding additional facilities during 2014. Approximately 10,000 physicians have privileges to use our facilities. Our surgery centers are licensed outpatient surgery centers, and our surgical hospitals are licensed as hospitals. Each of our facilities is generally equipped and staffed for multiple surgical specialties and located in freestanding buildings or medical office buildings. Our average surgery center has approximately 12,000 square feet of space with three operating rooms, as well as ancillary areas for preparation, recovery, reception and administration. Our surgery center facilities range from a 2,000 square foot, one operating room facility to a 33,000 square foot, nine operating room facility. Our surgery centers are normally open weekdays from 7:00 a.m. to approximately 5:00 p.m. or until the last patient is discharged. We estimate that a surgery center with three operating rooms can accommodate up to 4,500 procedures per year. Our surgical hospitals have from six to 68 beds and average 60,000 square feet of space with seven operating rooms, ranging in size from 30,000 to 177,000 square feet and having from four to eleven operating rooms.

Our surgery center support staff typically consists of registered nurses, operating room technicians, an administrator who supervises the overall activities and strategies of the surgery center, and a small number of office staff. Each center also has appointed a medical director, who is responsible for supervising the quality of medical care provided at the center. Use of our surgery centers is generally limited to licensed physicians, podiatrists and oral surgeons who are also on the medical staff of a local accredited hospital. Each center maintains a peer review committee consisting of physicians who use our facilities and who review the professional credentials of physicians applying for surgical privileges. Our surgery centers generally have service agreements with anesthesiologists and certified registered nurse anesthetists (CRNAs) to provide anesthesiology services.

Substantially all of our surgical facilities are accredited by either The Joint Commission on Accreditation of Healthcare Organizations or by the Accreditation Association for Ambulatory Healthcare. From time to time, a few of our surgical facilities are in the process of applying for such accreditation. We believe that accreditation is the quality benchmark for managed care organizations. Many managed care organizations will not contract with a facility until it is accredited. We believe that our historical performance in the accreditation process reflects our commitment to providing high quality care in our surgical facilities.

Generally, our surgical facilities are limited partnerships, limited liability partnerships or limited liability companies in which ownership interests are also held by local physicians who are on the medical staff of the facilities. Our ownership interests in the facilities range from 5% to 93%, with our average ownership being approximately 29%. Our partnership and limited liability company agreements typically provide for the monthly or quarterly pro rata distribution of cash equal to net profits from operations, less amounts held in reserve for expenses and working capital. Our facilities derive their operating cash flow by collecting a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. Our billing systems estimate revenue and generate contractual adjustments based on a fee schedule for approximately 90% of the total cases performed at our facilities. For the remaining cases, the contractual allowance is estimated based on the historical collection percentages of each facility by payor group. The historical collection percentage is updated quarterly for each facility. We estimate each patient’s financial obligation prior to the date of service. We request payment of that obligation at the time of service. Any amounts not collected at the time of service are subject to our normal collection and reserve policy. We also have a management agreement with each of the facilities under which we provide day-to-day management services for a management fee that is typically a percentage of the net revenues of the facility.

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

Strategic Relationships

A key element of our business strategy is to pursue strategic relationships with hospital partners in selected markets. Of our 214 facilities, 148 are jointly-owned with hospital partners. Our strategy involves developing these relationships in three primary ways. One way is by adding new facilities in existing markets with our existing hospital partners. An example of this is our relationship with Baylor Scott & White Health, which is the new nonprofit healthcare system created from the affiliation agreement entered into by Baylor Healthcare System and Scott & White Healthcare effective October 1, 2013. Our joint ventures with Baylor Scott & White Health own a network of 31 surgical facilities that serve the approximately six million people in the Dallas / Fort Worth area. Another example of a growing single-market relationship is our network of facilities in Houston, Texas with Memorial Hermann Healthcare System, with whom we opened our first facility in 2003 and with whom we now operate 21 facilities.

A second way we develop these relationships is through expansion into new markets, both with existing hospital partners and with new partners. In 2013, we entered into a new hospital partner relationship with St. Mary’s Good Samaritan in Illinois. During 2012, we entered into new hospital partner relationships in Midland, Texas; Hackensack, New Jersey and also gained two new hospital partners in Pennsylvania. A good long-term example of this strategy is our relationship with Ascension Health, with whom we initially owned a single facility in Nashville, Tennessee and now have a total of 22 facilities in four states. Similarly, with Dignity Health we began with one facility, which was in a suburb of Las Vegas, Nevada. This relationship has expanded to a total of 18 facilities, including seven in various California markets, nine in the Phoenix, Arizona market and two in the Las Vegas area. In 2013, we signed a new joint venture agreement with Orlando Health in Orlando, Florida and are working to associate facilities with them.

A third way we develop our strategic relationships with hospital partners is by adding them as co-owners of facilities that we have previously operated without them as partners. During 2013, we completed two transactions of this nature by expanding our joint ventures with Memorial Hermann and Baylor Scott & White Health. We completed a transaction of this nature in 2012 with a new hospital partner in St. Louis, Missouri. We expect to add a hospital partner in the future to some of the remaining 66 facilities that do not yet have such a partner.

Case Mix

The following table sets forth the percentage of internally reported revenues from our facilities for the year ended December 31, 2013 from each of the following specialties:

Specialty
Orthopedic	43%
Pain management	10
Gynecology	4
General surgery	6
Ear, nose and throat	6
Gastrointestinal	13
Cosmetic surgery	2
Ophthalmology	7
Other	9

Total	100%

Payor Mix

The following table sets forth the percentage of the internally reported revenues from our facilities for the year ended December 31, 2013 from each of the following payors:

Payor
Private insurance	78%
Self-pay	2
Government	19 (1)
Other	1

Total	100%

(1)	The percentage of our revenue attributable to government payors is approximately 17% for Medicare and 2% for Medicaid.

The following table sets forth information relating to the hospital partners with which we were affiliated as of December 31, 2013:

Healthcare System	Healthcare System’s Geographical Focus	Number of Facilities Operated with USPI
Single Market Systems:
Baylor Scott & White Health	Texas	31
Centura Health	Colorado	4
Cookeville Regional Medical Center	Middle Tennessee	1
Covenant Health	Eastern Tennessee	2
Einstein Healthcare Network	Philadelphia, Pennsylvania	1
Hackensack University Medical Center	Hackensack, New Jersey	2
INTEGRIS Health	Oklahoma	2
Kennedy Health System	New Jersey	1
Legacy Health System	Portland, Oregon	2
Liberty Health	Jersey City, New Jersey	1
McLaren Health Care Corporation	Michigan	4
Memorial Hermann Healthcare System	Houston, Texas	21
Meridian Health System	New Jersey	6
Midland Memorial Hospital	Midland, Texas	1
Monongahela Valley Hospital	Pittsburgh, Pennsylvania	1
Mountain States Health Alliance	Northeast Tennessee	1
North Kansas City Hospital	Kansas City, Missouri	3
NorthShore University Health System	Chicago, Illinois	3
Orlando Health	Orlando, Florida	—
Our Lady of the Lake Regional Medical Center	Covington (New Orleans), Louisiana	1
Penn State Hershey Health System	Hershey, Pennsylvania	1
Scripps Health	San Diego, California	1
St. John Health System	Oklahoma	1
St. John’s Mercy Healthcare	Missouri	1
St. Luke’s Episcopal – Presbyterian Hospitals	St. Louis, Missouri	1
St. Mary’s Good Samaritan	Illinois	1
The Christ Hospital	Cincinnati, Ohio	1
West Penn Allegheny Health System	Pennsylvania	1
Multi-Market Systems:
Adventist Health System:	12 states(a)	1
Adventist Hinsdale Hospital	Hinsdale, Illinois
Ascension Health:	21 states and D.C.(b)	22
Carondelet Health System (2 facilities)	Blue Springs, Missouri
St. Thomas Health Services System (15 facilities)	Middle Tennessee
St. Vincent Health (1 facility)	Indiana
Seton Healthcare Network (4 facilities)	Austin, Texas
Bon Secours Health System:	Six states(c)	4
Bon Secours Health Center at Virginia Beach	Virginia Beach, Virginia
Mary Immaculate Hospital	Newport News, Virginia
Maryview Medical Center	Suffolk, Virginia
St. Mary’s Hospital	Richmond, Virginia
Catholic Health Partners:	Two states(d)
Humility of Mary Health	Canfield, Ohio	1

Healthcare System	Healthcare System’s Geographical Focus	Number of Facilities Operated with USPI
Dignity Health:	California, Arizona and Nevada	18
Mercy Hospital of Folsom (1 facility)	Sacramento, California
Mercy Medical Center (2 facilities)	Redding, California
Mercy San Juan Medical Center (1 facility)	Roseville, California
Sierra Nevada Memorial Hospital (1 facility)	Grass Valley, California
St. Joseph’s Hospital and Medical Center (7 facilities) and Arizona Orthopedic Surgical Hospital (2 facilities)	Phoenix, Arizona
St. Joseph’s Medical Center (2 facilities)	Stockton, California
St. Rose Dominican Hospital (2 facilities)	Las Vegas, Nevada
CHRISTUS Health:	Six states(e)	3
CHRISTUS Health Central Louisiana (1 facility)	Alexandria, Louisiana
CHRISTUS Spohn Health System (2 facilities)	Corpus Christi, Texas
Providence Health System:	Five states(f)	2
Providence Holy Cross Health Center	Santa Clarita, California
Providence Holy Cross Medical Center	Mission Hills, California
SSM Healthcare:	Four states(g)
SSM St. Clare Health System	St. Louis, Missouri	1

Totals		148

(a)	Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Missouri, North Carolina, Tennessee, Texas, West Virginia, and Wisconsin.

(b)

Alabama, Arkansas, Arizona, Connecticut, District of Columbia, Georgia, Florida, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Michigan, Missouri, New York, Pennsylvania, Tennessee, Texas, Washington, and Wisconsin.

(c)	Florida, Kentucky, Maryland, New York, South Carolina, and Virginia

(d)	Kentucky and Ohio

(e)	Arkansas, Georgia, Louisiana, Missouri, New Mexico, and Texas.

(f)	Alaska, California, Montana, Oregon, and Washington.

(g)	Illinois, Missouri, Oklahoma and Wisconsin.

Facilities

The following table sets forth information relating to the facilities that we operated as of December 31, 2013:

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
	United States
	Atlanta
	East West Surgery Center, Austell, Georgia	9/1/00	(1)	3	77%
	Lawrenceville Surgery Center, Lawrenceville, Georgia	8/1/01		2	15
	Northwest Georgia Surgery Center, Marietta, Georgia	11/1/00	(1)	3	15
	Orthopaedic South Surgical Center, Morrow, Georgia	11/28/03		2	15
	Resurgens Surgical Center, Atlanta, Georgia	10/1/98	(1)	4	48
	Roswell Surgery Center, Roswell, Georgia	10/1/00	(1)	3	15
	Austin
*	Cedar Park Surgery Center, Cedar Park, Texas	11/22/05		2	26
*	Medical Park Tower Surgery Center, Austin, Texas	8/27/10		5	34
*	Northwest Surgery Center, Austin, Texas	5/30/07		6	27
	Texan Surgery Center, Austin, Texas	6/1/03		3	55
*	Williamson Surgery Center, Round Rock, Texas	5/12/11		4	26
	Chicago
*	Hinsdale Surgical Center, Hinsdale, Illinois	5/1/06		4	21
*	Same Day Surgery 25 East, Chicago, Illinois	10/15/04		4	45
*	Same Day Surgery North Shore, Evanston, Illinois	10/15/04		2	27
*	Same Day Surgery River North, Chicago, Illinois	10/15/04		4	34
	Corpus Christi
*	Corpus Christi Outpatient Surgery Center, Corpus Christi, Texas	5/1/02		5	27
*	Shoreline Surgery Center, Corpus Christi, Texas	7/1/06		4	32
	Dallas/Fort Worth
*	Baylor Medical Center at Frisco, Frisco, Texas(2)	9/30/02		11	25
*	Baylor Medical Center at Trophy Club, Trophy Club, Texas(2)	5/3/04		6	33
*	Baylor Medical Center at Uptown, Dallas, Texas(2)	4/1/03		5	17
*	Baylor Orthopedic and Spine Hospital at Arlington, Arlington, Texas(2)	2/22/10		6	25
*	Baylor Surgicare at Arlington, Arlington, Texas	2/1/99		6	26
*	Baylor Surgicare at Bedford, Bedford, Texas	12/18/98		5	41
*	Baylor Surgicare at Carrollton, Carrollton, Texas	7/1/10		2	26
*	Baylor Surgicare, Dallas, Texas	6/1/99		6	32
*	Baylor Surgicare at Denton, Denton, Texas	2/1/99		4	25
*	Baylor Surgicare at Ennis, Ennis, Texas	11/1/10	(5)	3	26
*	Baylor Surgicare at Fort Worth I and II, Fort Worth, Texas	7/13/04		4	25
*	Baylor Surgicare at Garland, Garland, Texas	2/1/99		2	30
*	Baylor Surgicare at Granbury, Granbury, Texas	2/1/09		4	25
*	Baylor Surgicare at Grapevine, Grapevine, Texas	2/16/02		4	29
*	Baylor Surgicare at Heath, Rockwall, Texas	11/1/04		3	39
*	Baylor Surgicare at Lewisville, Lewisville, Texas	9/16/02		6	43
*	Baylor Surgicare at Mansfield, Mansfield, Texas	5/1/10		5	26
*	Baylor Surgicare at North Garland, Garland, Texas	5/1/05		6	26
*	Baylor Surgicare at Oakmont, Fort Worth, Texas	10/15/02		4	25
*	Baylor Surgicare at Plano, Plano, Texas	10/1/07		1	27
*	Baylor Surgicare at Plano Parkway, Plano, Texas	3/1/11		1	26

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
*	Baylor Surgical Hospital at Fort Worth, Fort Worth, Texas(2)	12/18/98		8	36
*	Irving-Coppell Surgical Hospital, Irving, Texas(2)	10/20/03		5	9
*	Lone Star Endoscopy, Keller, Texas	11/1/10		1	26
*	North Central Surgical Center, Dallas, Texas(2)	12/12/05		10	18
*	North Texas Surgery Center, Dallas, Texas	12/18/98		4	33
*	Park Cities Surgery Center, Dallas, Texas	6/9/03		4	25
*	Rockwall Surgery Center, Rockwall, Texas	09/1/06		3	38
*	Surgery Center of Richardson, Richardson, Texas	11/8/12	(7)	5	35
*	Tuscan Surgery Center at Las Colinas, Irving, Texas	12/1/10		1	27
*	Valley View Surgery Center, Dallas, Texas	12/18/98		4	32
	Denver
*	Crown Point Surgical Center, Parker, Colorado	10/1/08		4	41
*	Flatirons Surgery Center, Boulder, Colorado	12/1/10		3	27
	Greenwood Ambulatory Surgery Center, Greenwood Village, Colorado	9/1/11	(6)	—	43
*	Harvard Park Surgery Center, Denver Colorado	1/1/09		3	26
	Northwest Regional Ambulatory Surgery Center, Westminster, Colorado	9/1/11	(6)	1	41
*	Summit View Surgery Center, Littleton, Colorado	1/1/09		3	33
	Houston
*	Doctors Outpatient Surgicenter, Pasadena, Texas	9/1/99		5	43
*	Kingsland Surgery Center, Katy, Texas	12/31/08		4	35
*	Memorial Hermann Specialty Hospital Kingwood, Kingwood, Texas(2)	9/1/07		6	25
*	Memorial Hermann Surgery Center — Katy, Katy, Texas	1/19/07		4	10
*	Memorial Hermann Surgery Center — Memorial Village, Houston, Texas	12/1/2010		4	10
*	Memorial Hermann Surgery Center — Northwest, Houston, Texas	9/1/04		5	10
*	Memorial Hermann Surgery Center — Richmond, Richmond, Texas	12/31/09		2	26
*	Memorial Hermann Surgery Center — Southwest, Houston, Texas	9/21/06		6	10
*	Memorial Hermann Surgery Center — Sugar Land, Sugar Land, Texas	9/21/06		4	10
*	Memorial Hermann Surgery Center — Texas Medical Center, Houston, Texas	1/17/07		5	18
*	Memorial Hermann Surgery Center — The Woodlands, The Woodlands, Texas	8/9/05		4	12
*	Memorial Hermann Surgery Center — West Houston , Houston, Texas	4/19/06	(4)	5	25
*	Memorial Hermann Surgery Center — Woodlands Parkway, Houston Texas	12/31/10		4	26
*	North Houston Endoscopy and Surgery, Houston, Texas	10/1/08		2	25
*	Memorial Hermann Bay Area Endoscopy, Houston, Texas	12/31/13		1	26
*	Memorial Hermann Endoscopy Center North Freeway, Houston, Texas	10/1/10		1	28
	Physicians Surgery Center of Houston, Houston, Texas	11/8/12	(7)	5	93
*	Sugar Land Surgical Hospital, Sugar Land, Texas(2)	12/28/02		4	27
*	Texas International Endoscopy Center, Houston, Texas	5/1/13		1	26
*	TOPS Surgical Specialty Hospital, Houston, Texas(2)	7/1/99		7	44
*	United Surgery Center – Southeast, Houston, Texas	9/1/99		3	30

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
	Kansas City
*	Briarcliff Surgery Center, Kansas City, Missouri	6/1/05		2	26
*	Creekwood Surgery Center, Kansas City, Missouri	7/29/98		4	33
*	Liberty Surgery Center, Liberty, Missouri	6/1/05		2	29
*	Saint Mary’s Surgical Center, Blue Springs, Missouri	5/1/05		4	26
*	Midwest Physicians Surgery Center, Lee’s Summit Missouri	11/1/10	(5)	—	26
	Knoxville
*	Parkwest Surgery Center, Knoxville, Tennessee	7/26/01		5	23
*	Physician’s Surgery Center of Knoxville, Knoxville, Tennessee	1/1/08		5	26
	Las Vegas
*	Durango Outpatient Surgery Center, Las Vegas, Nevada	12/9/08		4	25
*	Parkway Surgery Center, Henderson, Nevada	8/3/98		5	25
	Los Angeles
	Coast Surgery Center of South Bay, Torrance, California	12/18/01		3	23
	Pacific Endo-Surgical Center, Torrance, California	8/1/03		1	55
*	San Fernando Valley Surgery Center, Mission Hills, California	11/1/04		4	28
	San Gabriel Valley Surgical Center, West Covina, California	11/16/01		3	47
*	Santa Clarita Ambulatory Surgery Center, Santa Clarita, California	3/7/06		3	33
	The Center for Ambulatory Surgical Treatment, Los Angeles, California	11/14/02		4	33
	Michigan
*	Clarkston Surgery Center, Clarkston, Michigan	6/1/09		4	37
*	Genesis Surgery Center, Lansing, Michigan	11/1/06		4	33
*	Lansing Surgery Center, Lansing, Michigan	11/1/06		4	33
	Matrix Surgery Center, Saginaw, Michigan	9/1/11	(6)	3	44
*	Utica Surgery and Endoscopy Center, Utica, Michigan	4/1/07		3	34
	Nashville
*	Baptist Ambulatory Surgery Center, Nashville, Tennessee	3/1/98	(1)	6	28
*	Baptist Plaza Surgicare, Nashville, Tennessee	12/3/03		9	30
*	Center for Spinal Surgery, Nashville, Tennessee(2)	12/31/08		6	20
*	Clarksville Surgery Center, Clarksville, Tennessee	10/1/12		3	26
*	Eye Surgery Center of Nashville, Nashville, Tennessee	11/1/10	(5)	1	26
*	Franklin Endoscopy Center, Franklin, Tennessee	11/1/10	(5)	—	26
*	Lebanon Endoscopy Center, Lebanon, Tennessee	11/1/10	(5)	—	34
*	Middle Tennessee Ambulatory Surgery Center, Murfreesboro, Tennessee	7/29/98		4	41
*	Mid-State Endoscopy Center, Murfreesboro, Tennessee	4/6/11		2	15
*	Northridge Surgery Center, Nashville, Tennessee	4/19/06	(4)	5	32
*	Patient Partners Surgery Center, Gallatin, Tennessee	11/1/10	(5)	2	32
*	Physicians Pavilion Surgery Center, Smyrna, Tennessee	7/29/98		4	49
*	Saint Thomas Surgicare, Nashville, Tennessee	7/15/02		5	34
*	Tennessee Sports Medicine Surgery Center, Mt. Juliet, Tennessee	11/1/10	(5)	4	22
	New Jersey
*	Central Jersey Surgery Center, Eatontown, New Jersey	11/1/04		3	30
*	Endoscopy Center of Bergen County, Paramus, New Jersey	9/1/12		4	26

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
*	Hackensack Endoscopy Center, Hackensack, New Jersey	9/1/12		2	26
*	Lakewood Surgery Center, Lakewood, New Jersey	9/1/11	(6)	2	35
	Millennium Surgical Center, Cherry Hill, New Jersey	9/1/11	(6)	4	51
*	Ambulatory Surgery Center, Jersey City, New Jersey	6/9/11		3	25
	Metropolitan Surgery Center, Hackensack, New Jersey	11/1/11		2	51
*	Northern Monmouth Regional Surgery Center, Manalapan, New Jersey	7/10/06		4	13
	Surgical Specialists at Princeton, Princeton, New Jersey	9/1/11	(6)	3	15
*	Select Surgical Center at Kennedy, Sewell, New Jersey	10/29/09		3	23
*	Shore Outpatient Surgicenter, Lakewood, New Jersey	11/1/04		3	43
*	Shrewsbury Surgery Center, Shrewsbury, New Jersey	4/1/99		4	14
	Suburban Endoscopy Services, Verona, New Jersey	4/19/06	(4)	2	51
*	Toms River Surgery Center, Toms River, New Jersey	3/15/02		4	15
	Oklahoma City
*	Oklahoma Center for Orthopedic MultiSpecialty Surgery, Oklahoma City, Oklahoma(2)	8/2/04		4	23
*	Southwest Orthopaedic Ambulatory Surgery Center, Oklahoma City, Oklahoma	8/2/04		2	23
	Phoenix
*	Arizona Orthopedic Surgical Hospital, Chandler, Arizona(2)	5/19/04		6	39
*	Chandler Endoscopy Center, Chandler, Arizona	3/1/12		1	26
*	Desert Ridge Outpatient Surgery Center, Phoenix, Arizona	3/30/07		4	32
*	Metro Surgery Center, Phoenix, Arizona	4/19/06	(4)	4	64
*	OASIS Hospital, Phoenix, Arizona(2)	6/27/11		8	50
	Physicians Surgery Center of Tempe, Tempe, Arizona	4/19/06	(4)	2	10
*	St. Joseph’s Outpatient Surgery Center, Phoenix, Arizona	9/2/03		8	25
*	Surgery Center of Peoria, Peoria, Arizona	4/19/06	(4)	3	30
*	Surgery Center of Scottsdale, Scottsdale, Arizona	4/19/06	(4)	4	26
	Surgery Center of Gilbert, Gilbert, Arizona	4/19/06	(4)	3	20
	Tempe New Day Surgery Center	11/8/12	(7)	2	89
*	Warner Outpatient Surgery Center, Chandler, Arizona	7/1/99		4	30
	Pennsylvania
*	Einstein Montgomery Surgery Center, East Norriton, Pennsylvania	12/21/12		4	15
*	Hershey Outpatient Surgery Center, Hershey, Pennsylvania	9/1/11	(6)	7	28
	Gamma Surgery Center, Pittsburgh, Pennsylvania	9/1/11	(6)	2	51
*	Peters Township Surgery Center, McMurray, Pennsylvania	3/19/12		3	24
	Reading Endoscopy Center, Wyomissing, Pennsylvania	11/1/10	(5)	—	51
	Reading Surgery Center, Wyomissing, Pennsylvania	7/1/04		3	25
*	Southwestern Ambulatory Surgery Center, Pittsburgh, Pennsylvania	9/1/11	(6)	4	20
	Portland
	Cascade Spine Center, Tualatin, Oregon	9/1/11	(6)	—	20
*	East Portland Surgical Center, Portland, Oregon	12/31/09		4	31
*	Northwest Surgery Center, Portland, Oregon	12/1/08		3	26
	Redding
*	Court Street Surgery Center, Redding, California	4/19/06	(4)	2	32
*	Mercy Surgery Center, Redding, California	3/1/08		4	32

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
	Sacramento
*	Folsom Outpatient Surgery Center, Folsom, California	6/1/05		2	30
*	Grass Valley Surgery Center, Grass Valley, California	7/1/10		2	23
	Pain Diagnostic and Treatment Center, Sacramento, California	9/1/11	(6)	1	52
*	Roseville Surgery Center, Roseville, California	7/1/06		2	28
	San Antonio
	Alamo Heights Surgery Center, San Antonio, Texas	12/1/04		3	68
	San Antonio Endoscopy Center, San Antonio, Texas	5/1/05		1	53
	Turning Point Specialty Surgery Center, San Antonio, Texas	11/8/12	(7)	2	85
	San Diego
*	Scripps Encinitas Surgery Center, Encinitas, California	2/6/08		3	20
	Encinitas Surgery Center, Encinitas, California	12/30/11		—	51
	St. Louis
	Advanced Surgical Care, Creve Coeur, Missouri	1/1/06		2	43
	Chesterfield Surgery Center, Chesterfield, Missouri	1/1/06		2	59
	Frontenac Surgery and Spine Care Center, Frontenac, Missouri	5/1/07		2	40
*	Gateway Endoscopy Center, St. Louis, Missouri	5/1/10		—	35
	Manchester Surgery Center, St. Louis, Missouri	2/1/07		3	63
	Mason Ridge Surgery Center, St. Louis, Missouri	2/1/07		2	58
	Mid Rivers Surgery Center, Saint Peters, Missouri	1/1/06		2	49
	Old Tesson Surgery Center, St. Louis, Missouri	8/1/08		3	61
	Olive Surgery Center, St. Louis, Missouri	1/1/06		2	57
	Riverside Ambulatory Surgery Center, Florissant, Missouri	8/1/06		2	57
	South County Outpatient Endoscopy Services, St. Louis, Missouri	10/1/08		2	35
*	SSM St. Clare Surgical Center, Fenton, Missouri	10/23/09		3	20
*	St. Louis Surgical Center, Creve Coeur, Missouri	4/1/10		7	37
	Sunset Hills Surgery Center, St. Louis, Missouri	1/1/06		2	61
	The Ambulatory Surgical Center of St. Louis, Bridgeton, Missouri	8/1/06		2	66
	Twin Cities Ambulatory Surgery Center, St. Louis, Missouri	9/1/08		2	59
	Webster Surgery Center, Webster Groves, Missouri	3/1/07		2	36
	Virginia
*	Bon Secours Surgery Center at Harbour View, Suffolk, Virginia	11/12/07		6	21
*	Bon Secours Surgery Center at Virginia Beach, Virginia Beach, Virginia	5/30/07		2	24
*	Mary Immaculate Ambulatory Surgical Center, Newport News, Virginia	7/19/04		3	16
*	St. Mary’s Ambulatory Surgery Center, Richmond, Virginia	11/29/06		4	14
	Surgi-Center of Central Virginia, Fredericksburg, Virginia	11/29/01		4	61
	Additional Markets
*	Ambulatory Surgery Center of Stockton, Stockton, California	12/28/12		3	26
*	Beaumont Surgical Affiliates, Beaumont, Texas	4/19/06	(4)	6	32
	Chattanooga Pain Center, Chattanooga, Tennessee	9/1/11	(6)	3	43
	Chico Surgery Center, Chico, California	4/19/06	(4)	3	68

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
*	CHRISTUS Cabrini Surgery Center, Alexandria, Louisiana	6/22/07		4	22
	Day-Op Center of Long Island, Mineola, New York(3)	12/4/98		4	100
	Destin Surgery Center, Destin, Florida	9/25/02		2	59
	Effingham Ambulatory Surgery Center, Effingham, Illinois	12/31/12		5	55
	El Mirador Surgery Center, Palm Springs, California	11/1/10		6	38
*	Good Samaritan Surgery Center, Mt. Vernon, Illinois	2/7/13		3	32
	MedPlex Outpatient Surgery Center, Birmingham, Alabama	11/1/10	(5)	4	22
*	Mountain Empire Surgery Center, Johnson City, Tennessee	2/20/00	(1)	4	17
	New Horizons Surgery Center, Marion, Ohio	4/19/06	(4)	2	12
	New Mexico Orthopaedic Surgery Center, Albuquerque, New Mexico	2/29/00	(1)	6	51
	North Haven Surgery Center, North Haven, Connecticut	9/1/11	(6)	1	23
*	Our Lady of the Lake Pontchartrain Surgery Center, Covington, Louisiana	12/31/12		2	27
	Physicians Surgery Center of Chattanooga, Chattanooga, Tennessee	11/1/10	(5)	4	58
	Redmond Surgery Center, Redmond, Oregon	4/19/06	(4)	2	72
*	St. Joseph’s Surgery Center, Stockton, California	2/1/09		6	5
*	Surgery Center of Canfield, Canfield, Ohio	4/19/06	(4)	3	26
	Surgery Center of Columbia, Columbia, Missouri	8/1/06		2	57
	Surgery Center of Fort Lauderdale, Fort Lauderdale, Florida	11/1/04		4	45
	SurgiCenter of Baltimore, Owings Mills, Maryland	11/1/10	(5)	5	45
*	Terre Haute Surgical Center, Terre Haute, Indiana	12/19/07		2	20
	Teton Outpatient Services, Jackson, Wyoming	8/1/98	(1)	2	52
*	Texas Surgical Center, Midland, Texas	2/1/12		2	26
*	The Christ Hospital Spine Surgery Center, Cincinnati, Ohio	12/31/09		3	26
	Titusville Center for Surgical Excellence, Titusville, Florida	9/1/11	(6)	2	31
	Tri-City Orthopaedic Center, Richland, Washington(3)	4/19/06	(4)	2	17
*	Tullahoma Surgery Center, Tullahoma, Tennessee	12/31/10		2	26
*	Tulsa Surgery Center, Tulsa, Oklahoma	10/1/09		4	25
*	Upper Cumberland Physician Surgery Center, Cookeville, Tennessee	11/1/10	(5)	2	11
	University Surgical Center, Winter Park, Florida	10/15/98		3	72
	Victoria Ambulatory Surgery Center, Victoria, Texas	4/19/06	(4)	2	59

*	Facilities jointly owned with hospital partners.

(1)	Indicates date of acquisition by OrthoLink Physician Corporation. We acquired OrthoLink in February 2001.

(2)	Surgical hospitals, all of which are licensed and equipped for overnight stays.

(3)	Operated through a consulting and administrative agreement.

(4)	Indicates the date of our acquisition of Surgis.

(5)	Indicates the date of our acquisition of HealthMark.

(6)	Indicates the date of our acquisition of Titan.

(7)	Indicates the date of our acquisition of AIGB Holdings, Inc. (True Results).

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

We also lease approximately 45,000 square feet of total additional space in Brentwood, Tennessee; Chicago, Illinois; Houston, Texas; St. Louis, Missouri; Denver, Colorado; and Pasadena, California for regional offices. These leases expire between May 2015 and March 2021.

Acquisitions and Development

We have projects under development which are in various stages of negotiation with both current and prospective joint venture partners, and will result in our operating additional facilities in 2014. While our history suggests that many of these projects will culminate with the opening or acquisition of a profitable surgical facility, we can provide no assurance that any of these projects will reach that stage or will be successful thereafter.

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

Employees

As of December 31, 2013, we employed approximately 10,000 people, 6,700 of whom are full-time employees and 3,300 of whom are part-time employees. The physicians that affiliate with us and use our facilities are not our employees, except in a limited number of circumstances. However, we generally offer the physicians the opportunity to purchase equity interests in the facilities they use.

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

Healthcare Reform

The Acts were signed into law on March 23, 2010 and March 30, 2010, respectively. The Acts are intended to provide coverage and access to substantially all Americans, to increase the quality of care provided and to reduce the rate of growth in healthcare expenditures. The changes include, among other things, expanding Medicare’s use of value-based purchasing programs, tying facility payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, reducing Medicare and Medicaid payments, expanding Medicaid eligibility, requiring many health plans (including Medicare) to cover, without cost-sharing, certain preventative services, and expanding access to health insurance. The Acts also place limitations on the Stark Law exception that allows physicians to invest in hospitals if the physicians’ investments are in the entire hospital and not just a department of the hospital (the “whole hospital exception”). Among other things, the Acts prohibit hospitals from increasing the percentages of the total value of the ownership interests held in the hospital by physicians after March 23, 2010, as well as place restrictions on the ability of a hospital subject to the whole hospital exception to add operating rooms, procedure rooms and beds. The Acts provide for additional enforcement tools, cooperation between agencies, and funding for enforcement. The Acts mandate reductions in reimbursement, such as adjustments to the hospital inpatient and outpatient prospective payment system market basket updates and productivity adjustments to Medicare’s annual inflation updates, which became effective in 2010 and 2012.

The Acts also make several significant changes to healthcare fraud and abuse laws, provide additional enforcement tools to the government, increase cooperation between agencies by establishing mechanisms for the sharing of information and enhance criminal and administrative penalties for non-compliance. For example, the Acts (i) provide $350 million in increased federal funding over the next 10 years to fight healthcare fraud, waste and abuse; (ii) expand the scope of the recovery audit contractor program to include Medicaid and Medicare Advantage plans; (iii) authorize the Department of Health and Human Services, in consultation with the Office of Inspector General, to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” (iv) provide Medicare contractors with additional flexibility to conduct random prepayment reviews; and (iv) strengthen the rules for returning overpayments made by governmental health programs, including expanding False Claims Act liability to extend to failures to timely repay identified overpayments.

As a result of the Acts, we expect enhanced scrutiny of healthcare providers’ compliance with state and federal regulations, infection control standards and other quality control measures. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient. Several commercial payors also do not reimburse providers for certain preventable adverse events. The Acts also contain a number of provisions that are intended to improve the quality of care that is provided to Medicare and Medicaid beneficiaries. For example, beginning July 1, 2011, the Acts prohibited Medicaid programs from using federal funds to reimburse providers for the costs of care needed to treat hospital acquired conditions (“HACs”). Beginning in federal fiscal year 2015, the Acts mandate a 1% reduction in Medicare payments for hospitals that were in the highest quartile of national risk-adjusted HAC rates for the previous federal fiscal year. In addition, the Acts require CMS to conduct a study on whether to expand Medicare’s HAC policy to ASCs. Therefore, we could be subject to greater reduction in Medicare or Medicaid reimbursement in the future if such policy is expanded to ASCs.

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

Our healthcare facilities receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc., nationwide commissions which establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. Generally, our healthcare facilities must be in operation for at least six months before they are eligible for accreditation. As of December 31, 2013, substantially all of our eligible healthcare facilities had been accredited by either the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc. From time to time, a few of our surgical facilities are in the process of applying for such accreditation. Many managed care companies and third-party payors require our facilities to be accredited in order to be considered a participating provider under their health plans.

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

A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the years ended December 31, 2013, 2012 and 2011, Medicare and Medicaid comprised 37%, 35%, and 33%, respectively, of our case volumes. These payments represented, however, a significantly lower percentage of our overall revenues due to the lower reimbursement provided by government payors in comparison to private payors. For example, Medicare and Medicaid contributed approximately 17% and 2% respectively of our 2013 patient service revenues despite the fact that governmental payors represented a total of 37% of our case volume during 2013.

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

Medicare’s payments for physician services under the physician fee schedule are updated annually based in part on the sustainable growth rate, or SGR, formula, which weighs factors such as healthcare costs and gross domestic product. Economic projections released by the Congressional Budget Office on August 22, 2012 assume a twenty-seven percent (27%) reduction in physician payments in January 2013. Since 2003, Congress has overridden scheduled reductions. As part of the American Taxpayer Relief Act of 2012, which became law on January 2, 2013, Congress again acted to defer any reductions in the SGR formula through 2013, but Congress would be required to act again to defer future reductions. The 2013 deferment is paid for through Medicare and Medicaid payment reductions of $30 billion to hospitals and other providers. Additional reductions in Medicare reimbursement could have a negative impact on various factors that affect the profitability of USPI, such as the number of overall procedures performed at the ASCs.

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

Workers’ Compensation

Certain of our facilities provide workers’ compensation services. In the past, workers’ compensation payors generally reimbursed surgical facilities a higher percentage of the facilities’ charges than other payors. However, in recent years, a number of states have implemented workers’ compensation fee schedules with rates generally lower than what our facilities have historically been paid for the same services.

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

Our partnerships and limited liability companies that are providers of services under the Medicare and Medicaid programs, and their respective partners and members, are subject to the anti-kickback statute. A number of the relationships that we have established with physicians and other healthcare providers do not fit within any of the statutory exceptions or safe harbor regulations issued by the Office of the Inspector General. All of the 212 surgical facilities in which we hold an ownership interest are owned by partnerships or limited liability companies, and 212 include as partners or members physicians who perform surgical or other procedures at the facilities. Because physician investors in our surgical facilities are in a position to generate referrals to the facilities, the distribution of available cash to those investors could come under scrutiny under the anti-kickback statute.

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

(6) all ancillary services for federal healthcare program beneficiaries performed at the entity must be directly and integrally related to primary procedures performed at the entity, and none may be separately billed to Medicare or other federal healthcare programs; and

(7) the entity and any physician investors must treat patients receiving medical benefits or assistance under any federal healthcare program in a nondiscriminatory manner.

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

Because one of our subsidiaries is an investor in each partnership or limited liability company that owns one of our ambulatory surgery centers, and since this subsidiary provides management and other services to the surgery center, our arrangements with physician investors do not fit within the specific terms of the ambulatory surgery center safe harbor or any other safe harbor. We cannot assure you that the Office of Inspector General (“OIG”) would view our activities favorably even though we strive to achieve compliance with the remaining elements of the safe harbor.

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

Adoption of Electronic Health Records

ARRA also includes provisions designed to increase the use of Electronic Health Records (“EHR”) by both physicians and hospitals. Beginning with 2011 and extending through 2016, eligible hospitals may receive reimbursement incentives based upon successfully demonstrating “meaningful use” of certified EHR technology. Beginning in 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in reimbursements. On July 13, 2010, HHS released final meaningful use regulations and on August 23, 2012, CMS released final rules on the Stage 2 meaningful use criteria. We have implemented EHR at our hospitals and complied with the EHR meaningful use requirements to date. As a result, the hospitals we operate received cash payments of approximately $7.2 million in 2013 and are eligible to receive additional amounts in 2014, 2015 and 2016 if we meet meaningful use requirements in effect for those years. Implementation of EHR may result in additional costs in the future to comply with any changes in the meaningful use criteria that may be established in the future by HHS. Some or all of any additional costs may not be offset by the reimbursement incentives we will receive.

Audits

Our facilities will be subject to federal audits to validate the accuracy of Medicare and Medicaid program submitted claims. If these audits identify overpayments, we could be required to pay a substantial rebate of prior years’ payments, including EHR incentives, subject to various administrative appeal rights. The federal government contracts with third-party recovery audit contractors (“RACs”) to identify overpayment and underpayments for services through post-payment reviews of Medicare providers and suppliers. The Acts expand the RAC program’s scope to include managed Medicare and to include Medicaid claims by requiring all states to establish programs to contract with RACs by December 31, 2010. In addition, the federal government employs Medicaid integrity contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The Acts increase federal funding for the MIC program for federal fiscal year 2011 and later years. Similarly, Medicare zone program integrity contractors (“ZPICs”) target claims for potential fraud and abuse. Additionally, Medicare administrative contractors (“MACs”) must ensure they pay the right amount for covered and correctly coded services rendered to eligible beneficiaries by legitimate providers. However, potential liability from future federal or state audits could ultimately exceed established reserves, and any excess could potentially be substantial.

Corporate Practice of Medicine

Several states have laws and/or regulations that prohibit corporations and other entities from employing physicians and practicing medicine for a profit or that prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, particular providers for medical products and services. Possible sanctions for violation of these restrictions include loss of license and civil and criminal penalties. In addition, agreements between the corporation and the physician may be considered void and unenforceable. These statutes and/or regulations vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We do not expect these state corporate practice of medicine proscriptions to significantly affect our operations. Many states also have laws and regulations which prohibit payments for referral of patients and fee-splitting with physicians.

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

We depend on our partnerships with the physicians who use our facilities. Our ability to provide medical services at our facilities would be impaired and our revenues reduced if we are not able to maintain these partnerships.

Our business depends upon the efforts and success of the physicians who provide medical and surgical services at our facilities and the strength of our partnerships with these physicians. Our revenues would be reduced if we fail to actively manage, with our physicians, our facilities or if we lose a relationship with one or more key physicians or group of physicians or such physicians or groups reduce their use of our facilities. Any failure of these physicians to maintain the quality of medical care provided or to otherwise adhere to professional guidelines at our surgical facilities or any damage to the reputation of a key physician or group of physicians could also damage our reputation, subject us to liability and significantly reduce our revenues. In addition, although physicians who own interests in our facilities are generally subject to agreements restricting them from owning an interest in competitive facilities, we may not learn of, or be unsuccessful in preventing, our physician partners from acquiring interests in competitive facilities.

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

Changes in our payor or case mix could adversely affect our business.

In general, we receive higher reimbursement rates from commercial and workers’ compensation payors than Medicare, Medicaid and other government-funded programs. A material shift in our payor mix toward government-sponsored programs, which could occur for reasons beyond our control, could cause a reduction in our revenues. We also receive higher reimbursement for certain types of cases, such as orthopedic cases, compared to other procedures. A material shift in our case mix toward a higher percentage of lower revenue cases, which could occur for reasons beyond our control, could cause a reduction in our revenues.

If we fail to effectively and timely implement electronic health record systems, our operations could be adversely affected.

As required by ARRA, the Secretary of HHS has developed and implemented an incentive payment program for eligible hospitals and healthcare professionals that adopt and meaningfully use EHR technology. We have incurred and will continue to incur both capital costs and operating expenses in order to implement certified EHR technology and meet meaningful use requirements. Through December 31, 2013, we have incurred approximately $21.4 million of costs to develop and deploy our certified EHR technology and to meet meaningful use requirements as they are defined for 2013, which resulted in our hospitals receiving $7.2 million in incentive payments in 2013. Our hospitals are eligible for decreasing incentive amounts in 2014, 2015, and 2016 provided we continue to meet meaningful use requirements. Because CMS can change those requirements, we may incur additional costs in the future to maintain our eligibility for incentive funding, and we will additionally incur ongoing expense to support and maintain our existing EHR software. The timing of expenditures will not correlate with the receipt of incentive payments and the recognition of incentive income. If our eligible hospitals are unable to continue to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments. In addition, although the ARRA incentive payment program does not apply to surgery centers, we have not yet determined an EHR solution for our surgery center facilities. A requirement that surgery centers adopt and meaningfully use EHR technology or a penalty on physicians for failing to perform enough procedures at facilities with EHR could cause us to incur significant additional capital costs and operating expenses. As physicians become more integrated with EHR in their practices, we could incur additional capital costs and operating expenses in connection with implementing new technologies at our surgery centers.

Effective October 1, 2014, providers, including our facilities, and health plans are required to transition to the new ICD-10 coding system. ICD-10 greatly expands the number and detail of billing codes used for claims. This transition requires a significant investment in technology and software and training of staff. In addition to these costs, it is possible that our facilities could experience disruption or delays in payment due to implementation issues or technical or coding errors by us or health plans and their business partners. Although it is unknown at this time, the transition to ICD-10 could result in decreased reimbursement if the ICD-10 codes reclassify conditions to payment groupings reimbursed at lower levels than assigned under the previous system.

Our revenues may be reduced by changes in payment methods or rates under the Medicare or Medicaid programs.

The Department of Health and Human Services and the states in which we perform surgical procedures for Medicaid patients may revise the Medicare and Medicaid payment methods or rates in the future. Any such changes could have a negative impact on the reimbursements we receive for our surgical services from the Medicare program and the state Medicaid programs. In addition, the Acts’ requirement that the Department of Health and Human Services develop a value-based purchasing program for ambulatory surgery centers may further impact Medicare reimbursement of ambulatory surgery centers or increase our operating costs in order to satisfy the value-based standards. The Acts’ creation of a bundled payment initiative, under which organizations enter into payment arrangements that include financial and performance accountability for episodes of care, may impact our Medicare and other payors’ reimbursement as organizations develop, implement and accept this new reimbursement model. The ultimate impact of the changes in reimbursement will depend on a number of factors, including the procedure mix at our facilities, our ability to demonstrate our high quality of care, our potential participation with other organizations in new payment programs and our ability to realize an increased procedure volume.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

We have a substantial amount of indebtedness. As of December 31, 2013, we had $1.5 billion of total indebtedness and a total indebtedness to total capitalization percentage ratio of approximately 75%.

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

We are significantly leveraged and will continue to have significant indebtedness in the future. Our acquisition and development program requires substantial capital resources, estimated to range from $80.0 million to $110.0 million per year over the next three years, although the range could be exceeded if we identify attractive multi-facility acquisition opportunities. The operations of our existing surgical facilities also require ongoing capital expenditures. We believe that our cash on hand, cash flows from operations and available borrowings under our revolving credit facility will be sufficient to fund our acquisition and development activities in 2014, but if we identify favorable acquisition and development opportunities that require additional resources, we may be required to incur additional indebtedness in order to pursue these opportunities. However, we may be unable to obtain sufficient financing on terms satisfactory to us, or at all. In that event, our acquisition and development activities would have to be curtailed or eliminated and our financial results could be adversely affected.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The operating and financial restrictions and covenants in our debt instruments, including our senior secured credit facilities and the indenture governing our senior unsecured notes, may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. For example, our senior secured credit facility restricts, subject to certain exceptions, our and our subsidiaries’ ability to, among other things:

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

If we and our not-for-profit healthcare system partners are unable to successfully negotiate contracts and maintain satisfactory relationships and renew existing contracts on favorable terms with managed care organizations or other third-party payors, our revenues may decrease.

Our competitive position has been, and will continue to be, affected by initiatives undertaken during the past several years by major purchasers of healthcare services, including federal and state governments, insurance companies and employers, to revise payment methods and monitor healthcare expenditures in an effort to contain healthcare costs. As a result of these initiatives, managed care companies such as health maintenance and preferred provider organizations, which offer prepaid and discounted medical service packages, represent a growing segment of healthcare payors, the effect of which has been to reduce the growth of healthcare facility margins and revenue. We have undertaken initiatives to favorably position our facilities to respond to these changing payment methodologies and cost containment efforts, but the ultimate success of our initiatives is unknown at this time.

As an increasing percentage of patients become subject to healthcare coverage arrangements with managed care payors, we believe that our success will continue to depend upon our and our not-for-profit healthcare system partners’ ability to negotiate favorable contracts and payment arrangements on behalf of our facilities with managed care organizations, employer groups and other private third-party payors. We have structured our ventures with not-for-profit healthcare system partners in a manner we believe to be consistent with applicable regulatory requirements. If applicable regulatory requirements were interpreted to require changes to our existing arrangements, or if we are unable to enter into these arrangements on satisfactory terms in the future, we could be adversely affected. Many of these payors already have existing provider structures in place and may not be able or willing to change their provider networks. We could also experience a material adverse effect to our operating results and financial condition as a result of the termination of existing third-party payor contracts. In addition, in recent years many payors and healthcare plans have increased plan participants’ co-payments, co-insurance and deductibles. Patient volumes could be negatively impacted if this trend continues.

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

Shortages or quality control issues with medical supplies could disrupt our operations and negatively impact our profitability.

We depend on our ability to obtain medical supplies from suppliers on a timely basis. If we are unable to obtain such necessary supplies for a period of time, we would be unable to perform certain surgeries. As a result, we could suffer operational disruptions, increased costs and reductions in profitability. Medical supplies may also be subject to supplier quality control incidents. Significant quality control issues by producers or vendors have occurred in the past and may occur again in the future, for reasons beyond our control. Such issues could negatively impact our operations regardless of whether they were caused by us.

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

If any of our existing healthcare facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under Medicare or Medicaid.

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

In addition, the Office of the Inspector General of the Department of Health and Human Services and the Department of Justice have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. In its 2013 Work Plan, the office of the Inspector General stated its intention to review the safety and quality of care for Medicare beneficiaries having surgeries and procedures in ambulatory surgery centers and hospital outpatient departments. We have not received any related audit letters to date. Moreover, another trend impacting healthcare providers is the increased use of the federal False Claims Act, particularly by individuals who bring actions under that law. Such “qui tam” or “whistleblower” actions allow private individuals to bring actions on behalf of the government alleging that a healthcare provider has defrauded the federal government. If the government intervenes and prevails in the action, the defendant may be required to pay three times the actual damages sustained by the government, plus mandatory civil monetary penalties of between $5,500 and $11,000 for each false claim submitted to the government. As part of the resolution of a qui tam case, the party filing the initial complaint may share in a portion of any settlement or judgment. If the government does not intervene in the action, the qui tam plaintiff may pursue the action independently. Additionally, some states have adopted similar whistleblower and false claims provisions. Although companies in the healthcare industry have been, and may continue to be, subject to qui tam actions, we are unable to predict the impact of such actions on our business, financial position or results of operations.

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

At this time, we are not aware of any regulatory amendments or proposed changes that would trigger this obligation. Typically, our partnership and limited liability company agreements allow us to use shares of our common stock as consideration for the purchase of a physician’s ownership interest. The use of shares of our common stock for that purpose would dilute the ownership interests of our common stockholders. In the event that we are required to purchase all of the physicians’ ownership interests and our common stock does not maintain a sufficient valuation, we could be required to use our cash resources for the acquisitions, the total cost of which we estimate to be up to approximately $532.0 million at December 31, 2013. The creation of these obligations and the possible termination of our affiliation with these physicians could have a material adverse effect on us.

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

If we are unable to effectively compete for physicians, strategic relationships, acquisitions and managed care contracts and implement and execute responses to competitive changes, our business could be adversely affected.

The healthcare business is highly competitive. We compete with other healthcare providers, primarily other surgery centers and hospitals, in recruiting physicians and contracting with managed care payors in each of our markets. There are major unaffiliated hospitals in each market in which we operate. These hospitals have established relationships with physicians and payors. In addition, other companies either are currently in the same or similar business of developing, acquiring and operating surgery centers and surgical hospitals or may decide to enter our business. Many of these other facilities compete with us for market share in high margin services and for quality physicians and personnel and operate under different reimbursement models than we have traditionally seen. We may also compete with some of these companies for entry into strategic relationships with not-for-profit healthcare systems and healthcare professionals. If we are unable to identify and execute solutions to compete effectively with any of these entities, we may be unable to implement our business strategies successfully and our business could be adversely affected.

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

We provide for bad debts principally based upon the aging of accounts receivable and use specific identification to write-off amounts against our allowance for doubtful accounts, without differentiation between payor sources. Our allowance for doubtful accounts at December 31, 2013 and 2012, represented approximately 16% and 17% of our accounts receivable balance, respectively. Due to the difficulty in assessing future trends, we could be required to increase our provisions for doubtful accounts. A deterioration in the collectability of these accounts could adversely affect our collection of accounts receivable, cash flows and results of operations.

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

We are wholly-owned by USPI Holdings, Inc., which is wholly-owned by USPI Group Holdings, Inc., both of which are privately owned corporations. There is no public trading market for our equity securities or those of USPI Holdings, Inc. or USPI Group Holdings, Inc. As of February 26, 2014, there were 245 holders of USPI Group Holdings, Inc. common stock.

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

Item 6.    Selected Financial Data

The selected consolidated statement of operations data set forth below for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 and the consolidated balance sheet data at December 31, 2013, 2012, 2011, 2010, and 2009 are derived from our consolidated financial statements.

The historical results presented below (in thousands, except number of facilities) are not necessarily indicative of results to be expected for any future period. The comparability of the financial and other data included in the table is affected by our debt refinancing in April 2013 and 2012, the U.K. goodwill impairment in 2011 (now presented in discontinued operations), and various acquisitions completed during the years presented. In addition, the results of operations of subsidiaries sold by us, including the spin-off of our U.K. subsidiary in April 2012 have been reclassified to “discontinued operations” for all data presented in the table below except for the “consolidated balance sheet data.” For a more detailed explanation of this financial data, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Consolidated Statements of Operations Data:
Total revenues	$616,231	$540,235	$499,178	$473,949	$488,378
Equity in earnings of unconsolidated affiliates	95,520	96,393	83,137	69,916	61,771
Operating expenses excluding depreciation and amortization	(420,722)	(367,439)	(327,479)	(326,762)	(347,542)
Depreciation and amortization	(27,238)	(23,955)	(21,177)	(22,493)	(24,431)

Operating income	263,791	245,234	233,659	194,610	178,176
Other income (expense):
Interest income	1,359	676	516	742	1,729
Interest expense	(101,163)	(85,934)	(63,537)	(66,886)	(67,770)
Loss on early retirement of debt	(5,536)	(37,450)	—	—	—
Other, net	(2)	(613)	(73)	708	373

Income from continuing operations before income taxes	158,449	121,913	170,565	129,174	112,508
Income tax benefit (expense)	(31,389)	(21,502)	(39,918)	(29,257)	5,455

Income from continuing operations	127,060	100,411	130,647	99,917	117,963
Earnings (loss) from discontinued operations, net of tax	—	3,073	(111,562)	2,736	15,425

Net income	127,060	103,484	19,085	102,653	133,388
Less: Net income attributable to noncontrolling interests	(78,782)	(72,693)	(69,929)	(60,560)	(63,722)

Net income (loss) attributable to USPI’s common stockholder	$48,278	$30,791	$(50,844)	$42,093	$69,666

Other Data:
Number of facilities operated as of the end of period(a):
Consolidated	65	64	59	54	56
Equity method	149	149	141	130	109
Management contract only	—	—	—	1	—

Total	214	213	200	185	165

Cash flows from operating activities	$159,892	$180,313	$164,667	$148,318	$162,019

	As of December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Working capital (deficit)	$(102,399)	$(102,432)	$(121,909)	$(100,249)	$(113,016)
Cash and cash equivalents	78,741	51,203	41,822	60,253	34,890
Total assets	2,480,684	2,360,749	2,393,498	2,372,739	2,325,392
Total debt	1,473,608	1,479,534	1,068,456	1,069,826	1,071,528
Noncontrolling interests — redeemable	166,578	153,399	106,668	81,668	63,865
Total equity	326,642	271,987	767,871	821,151	798,003

(a)	Not derived from audited financial statements; excludes our former U.K. facilities.

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

As of December 31, 2013, we operated 214 facilities. Generally, each facility is operated through a separate legal entity, which provides a medium for local surgeons and health systems to invest in individual facilities. All but two of our 214 facilities include local physician owners, and 148 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of the majority of our existing facilities, our agreements with these healthcare systems provide a framework for the planning and construction of additional facilities in the future. During 2013, we acquired two facilities, and increased our investment in a third facility with an existing hospital partner in Texas. We also opened a facility in partnership with a new hospital partner in Illinois.

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

In many cases, our role operating a facility in partnership with physicians and hospital partners does not meet the accounting definition of controlling the entity. Consequently, we do not consolidate 149 of the 214 facilities in which we have ownership interests. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated facilities. While revenues of our unconsolidated facilities are not recorded as revenues of USPI, we believe the information is important in understanding our financial performance because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating margins (both consolidated and unconsolidated) for the facilities that were operational in both the current and prior year periods, a group that we refer to as same store facilities.

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

Consolidation

We generally own less than 100% of each facility we operate. As discussed in “Results of Operations,” local physicians have invested in all but two of our facilities. A majority of our facilities also include a hospital partner. We generally have a leadership role in these facilities through a significant voting and economic interest and a contract to manage each facility’s operations, but the degree of ultimate control we have varies from facility to facility. Accordingly, as of December 31, 2013, we consolidated the financial results of 65 of the facilities we operate and accounted for 149 under the equity method.

Our consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries, and other investees over which we have control or of which we are the primary beneficiary. Investments in companies that we do not control but over whose operations we have the ability to exercise significant influence (including some investees in which we have less than 20% ownership), are accounted for under the equity method. We also consider the relevant sections of the Financial Accounting Standards Board’s Accounting Standards Codification, Topic 810, Consolidation to determine if we are the primary beneficiary of (and therefore should consolidate) any entity whose operations we do not control with voting rights. See further discussion in Note 5 to our consolidated financial statements.

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

Our revenue recognition policies are consistent with these criteria. Approximately 90% of our facilities’ surgical cases are performed under contracted or government mandated fee schedules or discount arrangements. The patient service revenues recorded for these cases are recorded at the contractually defined amount at the time of billing. We estimate the remaining revenue based on historical collections, and adjustments to these estimates in subsequent periods have not had a material impact in any period presented. If the discount percentage used in estimating revenues for the cases not billed pursuant to fee schedules were changed by 1%, our 2013 after-tax net income would change by approximately $0.2 million. The collection cycle for patient services revenue is relatively short, typically ranging from 30 to 60 days depending upon payor and geographic norms, which allows us to evaluate our estimates frequently. Our revenues earned under management and other service contracts are typically based upon objective formulas driven by an entity’s financial performance and are generally earned and paid monthly.

In 2013, uninsured or self-pay revenues only accounted for approximately 3% of our consolidated revenues and approximately 9% of our accounts receivable balance was comprised of amounts owed from patients, including the patient portion of amounts covered by insurance. Insurance revenues (including government payors) accounted for 97% of our 2013 consolidated revenues and approximately 91% of our accounts receivable balance was comprised of amounts owed from contracted payors. Our facilities primarily perform surgery that is scheduled in advance by physicians who have already seen the patient. As part of our internal control processes, we verify benefits, obtain insurance authorization, calculate patient financial responsibility and notify the patient of their responsibility, usually prior to surgery. The nature of our business is such that we do not have any significant receivables that are pending approval from third-party payors. We also focus our collection efforts on aged accounts receivable. However, due to complexities involved in insurance reimbursements and inherent limitations in verification procedures, our business will always have some level of bad debt expense. In both 2013 and 2012, our bad debt expense was approximately 2% of revenue. In addition, as of December 31, 2013 and 2012, our average days sales outstanding were 34 days and 35 days, respectively. The aging of our accounts receivable at December 31, 2013 was 59% less than 60 days old, 15% between 60 and 120 days and 26% over 120 days old. Our bad debt allowance at December 31, 2013 and 2012 represented approximately 16% and 17% of our accounts receivable balance, respectively.

Due to the nature of our business, management relies upon the aging of accounts receivable as its primary tool to estimate bad debt expense, but also considers the impact of any known material events in determining the allowance for doubtful accounts. We reserve for bad debt based principally upon the aging of accounts receivable, without differentiating by payor source. We write off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. We believe our reserve policy allows us to accurately estimate our allowance for doubtful accounts and bad debt expense.

Income Taxes

Our income tax policy is to record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and the bases of those assets and liabilities as reported in our consolidated balance sheets. This estimation process requires that we evaluate the need to accrue deferred tax liabilities or for a valuation allowance against deferred tax assets, based on factors such as historical financial information, expected timing of future events, the probability of expected future taxable income and available tax planning opportunities. We carry a valuation allowance against deferred tax assets that have restrictions as to use and are not considered more likely than not to be realized. If our estimates related to the above items change significantly, we may need to alter the amount of the valuation allowance in the future through a favorable or unfavorable adjustment to net income.

Goodwill and Intangible Assets

Given the significance of our intangible assets as a percentage of our total assets, we also consider our accounting policy regarding goodwill and intangible assets to be a critical accounting policy. Consistent with GAAP, we do not amortize goodwill or indefinite-lived intangibles but rather test them for impairment annually or more often when circumstances change in a manner that indicates they may be impaired. Impairment tests occur at the reporting unit level for goodwill. Historically, our reporting units were defined as our operating segments (United States and United Kingdom). Due to the spin-off of our U.K. subsidiary in April 2012, we now operate in one segment and test goodwill within one reporting unit. Our intangible assets consist primarily of indefinite-lived contractual rights to manage individual surgical facilities. Intangible assets with definite lives primarily consist of rights to provide management and other contracted services to surgical facilities, hospitals, and physicians. These assets are amortized over their estimated useful lives, and the portfolios are tested for impairment when circumstances change in a manner that indicates their carrying values may not be recoverable.

To determine the fair value of our goodwill reporting unit, we generally use a present value technique (discounted cash flow) corroborated by market multiples and/or data from third-party valuation specialists. The factor most sensitive to change with respect to our discounted cash flow analyses is the estimated future cash flows of the reporting unit which is, in turn, sensitive to our estimates of future revenue growth and margins for the business. If actual revenue growth and/or margins are lower than our expectations, the impairment test results could differ. We base our fair value estimates on assumptions we believe to be reasonable and consistent with market participant assumptions, but that are unpredictable and inherently uncertain. The provisions of the accounting standard for goodwill require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

Based on the results of our annual goodwill impairment testing performed in the 4th quarter of 2013, our reporting unit’s estimated fair value substantially exceeds its carrying value.

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

Acquisitions, Equity Investments and Development Projects

We acquire interests in existing surgery facilities from third parties, and we invest in new facilities that we develop in partnership with hospital partners and local physicians. Some of these transactions result in our controlling the acquired entity and meet the GAAP definition of a business combination. The financial results of acquired entities are included in our consolidated financial statements beginning on the acquisition’s effective date. During the year ended December 31, 2013, we obtained control of the following entities:

Effective Date	Facility Location	Amount
Investments
December 2013	Houston, Texas(1)	$12.4 million
May 2013	Houston, Texas(1)	1.5 million
May 2013	Houston, Texas(2)	4.9 million

Total		$18.8 million

(1)	Acquisition of a controlling interest in and right to manage a surgical facility in which we previously had no involvement. The facility is jointly owned with a hospital partner and local physicians.

(2)

Acquisition of a controlling interest in a surgical facility in which we already had ownership and already managed. The facility is jointly owned with a hospital partner and local physicians. We recorded a loss of approximately $0.8 million as a result of adjusting the carrying value of its existing ownership to fair value as required by GAAP. The loss is included in “Net (gains) losses on deconsolidations, disposals and impairments” in our accompanying consolidated statements of operations.

We also regularly engage in the purchase and sale of equity interests with respect to our investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in unconsolidated affiliates that need capital for acquisitions, new construction or other business growth opportunities. During the year ended December 31, 2013, these transactions resulted in a net cash outflow of approximately $33.3 million, which is summarized as follows:

Effective Date	Facility Location	Amount
Investments
December 2013	Dallas, Texas(1)	$22.0 million
December 2013	Effingham, Illinois(2)	5.1 million
August 2013	Fort Worth, Texas(3)	2.4 million
Various	Various(4)	3.8 million

Total		$33.3 million

(1)	Investment of additional funds in an existing joint venture with one of our hospital partners.

(2)	Acquisition of additional ownership in a surgical facility in which we already held ownership and already managed. The facility is jointly owned with local physicians.

(3)	Acquisition of an investment in a partnership that is constructing a new building for one of our facilities.

(4)	Represents the net payment related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

We control and therefore consolidate 65 of our 214 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These types of transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the year ended

December 31, 2013, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $5.7 million and $4.1 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $3.9 million decrease to our additional paid-in capital during the year ended December 31, 2013.

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

In January 2013, we contributed two of the surgery centers acquired in the True Results acquisition to a joint venture with one of our hospital partners, a Baylor Scott & White Health affiliated entity (Baylor Scott & White). Baylor Scott & White, which is a related party, paid us approximately $9.0 million for a ownership interests in the two surgery centers, which we believe approximates fair value as if it had been negotiated on an arms’ length basis. We continue to account for these facilities under the equity method.

We also regularly engage in the purchase and sale of equity interests with respect to our investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the year ended December 31, 2012, these transactions resulted in a net cash outflow of approximately $54.5 million, which is summarized as follows:

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

(8)

A hospital partner obtained ownership in this entity, which is also owned with local physicians. Additionally, this hospital partner is a related party (Note 11 of our consolidated financial statements).

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

Discontinued Operations and Other Dispositions

We classify formerly consolidated subsidiaries in which we have no continuing involvement and consolidated subsidiaries that are held for sale as discontinued operations. The gains or losses on the disposal transactions are classified within discontinued operations in our consolidated statements of operations. We have also reclassified our historical results of operations to remove the operations of these entities from our revenues and expenses, collapsing the historical revenues and expenses from these operations into a single line within discontinued operations. On April 3, 2012, we distributed the stock of our U.K. subsidiary to our Parent’s equity holders. Subsequent to April 3, 2012, we have no ownership in the U.K. operations. Because GAAP requires spin-off transactions to be accounted for at carrying value, there was no gain or loss recorded on the spin-off of the U.K. operations. Our U.K. operations are now classified as “discontinued operations” in our historical results of operations.

Equity method investments that are sold do not represent discontinued operations under GAAP. The resulting gains and losses are classified within “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations. We did not dispose of any facility we operated through an unconsolidated affiliate during 2013. During the year ended December 31, 2012, we sold one facility we operated through an unconsolidated affiliate and terminated our contract to manage it. We received proceeds of $0.5 million and recorded a gain of approximately $0.3 million related to the sale transaction.

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

Sources of Revenue

Revenues primarily include the following:

•

net patient service revenues of the facilities that we consolidate for financial reporting purposes, which are those in which we maintain effective control, generally indicated by an ownership interest of greater than 50% but also including variable interest entities of which we are the primary beneficiary;

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

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Years Ended December 31,
	2013	2012	2011
Net patient service revenues	84%	84%	84%
Management and contract service revenues	14	15	14
Other revenues	2	1	2

Total revenues	100%	100%	100%

As a percentage of total revenues, net patient service revenues remained at 84% of our total revenues in 2013, 2012 and 2011. These revenues represent revenues of our consolidated subsidiaries for medical services they provide to patients; revenues earned by our unconsolidated affiliates for similar services are not included in our revenues. The percentage of our facilities we account for under the equity method was approximately 70% at December 31, 2013, 2012, and 2011.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Years Ended December 31,
	2013	2012	2011
Management of unconsolidated surgical facilities	$77,118	$68,660	$61,584
Contract services provided to other healthcare providers	10,441	10,778	10,529

Total management and contract service revenues	$87,559	$79,438	$72,113

As described above, we also earn management fees from consolidated facilities, but those fees eliminate in consolidation and thus are not included in revenues on our consolidated statements of operations.

Results of Operations

The following table summarizes certain consolidated statements of operations items expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
USPI	2013	2012	2011
Total revenues	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	15.5	17.8	16.7
Operating expenses, excluding depreciation and amortization	(68.3)	(68.0)	(65.6)
Depreciation and amortization	(4.4)	(4.4)	(4.3)

Operating income	42.8	45.4	46.8
Interest and other expense, net	(17.1)	(22.8)	(12.6)

Income from continuing operations before income taxes	25.7	22.6	34.2
Income tax expense	(5.1)	(4.0)	(8.0)

Income from continuing operations	20.6	18.6	26.2
Earnings (loss) from discontinued operations, net of tax	—	0.6	(22.4)

Net income	20.6	19.2	3.8
Less: Net income attributable to noncontrolling interests	(12.8)	(13.5)	(14.0)

Net income (loss) attributable to USPI’s common stockholder	7.8%	5.7%	(10.2)%

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

	Years Ended December 31,
USPI’s Unconsolidated Affiliates	2013	2012	2011
Revenues	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	(71.2)	(70.2)	(69.8)
Depreciation and amortization	(4.1)	(4.1)	(4.3)

Operating income	24.7	25.7	25.9
Interest expense, net	(1.7)	(2.0)	(2.2)

Income before income taxes	23.0	23.7	23.7
Income tax expense	(0.5)	(0.5)	(0.5)

Net income	22.5%	23.2%	23.2%

Our share of the net income of unconsolidated affiliates is shown in our consolidated statements of operations on a net basis as “equity in earnings of unconsolidated affiliates.”

Executive Summary

Our strategy continues to focus on growing the profits of our existing facilities, acquiring existing facilities, and developing new facilities and related businesses with physicians and hospital partners. We operated 214 facilities at year-end. Consistent with our primary strategy, we continued to focus on partnering both existing facilities and newly acquired or constructed facilities with a not-for-profit health system (hospital partner) as well as local physicians. The number of facilities with hospital partners increased by three during 2013.

Our net earnings from a facility, whether consolidated or equity method, are driven by the same factors: the facility’s underlying profits and revenues and our ownership percentage. Accordingly, to assess our overall operating results we often utilize systemwide and same store measures, which include both consolidated and unconsolidated facilities. Our operating results for the year ended December 31, 2013, reflect 1% same store facility revenue growth as compared to 2012, and our overall business also grew as a result of our operating more facilities in 2013, largely as a result of acquisitions made during 2012 for which we had a full year of earnings in 2013. Our consolidated revenue growth in 2013 of 14% was more than our systemwide revenue growth of 6%, primarily due to our acquisition of True Results in November 2012. Our systemwide revenues include all facilities that we operate; our revenues only include consolidated facilities, which represent less than one-third of our facilities. Accounting for the majority of our facilities under the equity method is a direct result of deploying our primary business strategy of jointly owning our facilities with prominent local physicians and a hospital partner. In carrying out this strategy during the period from January 1, 2012 to December 31, 2013, our number of equity method facilities increased from 141 to 149 while our consolidated facility count increased from 59 to 65.

Operating income increased 8% and operating income margin decreased 260 basis points during 2013 as compared to 2012. Operating income was significantly impacted by several amounts not directly related to our facilities’ operating results in 2013, 2012 and 2011. Excluding the amounts shown below, operating income increased 7% and operating income margin decreased 290 basis points during 2013. Excluding the amounts shown below, operating income increased 7% and operating income margin decreased 40 basis points during 2012.

In Millions	2013	2012	2011
Net gains (losses) on deconsolidations, disposals and impairments	$5.0	$7.6	$(1.5)
Electronic health record incentive income (1)	5.2	—	—
Transaction expenses	0.2	3.0	2.6
De novo start-up losses	—	0.5	4.0

Total impact on operating income	$10.4	$11.1	$5.1

(1)

During 2013, all 14 of our facilities which are licensed as hospitals deployed a qualifying electronic health record (EHR) and accordingly received additional reimbursement for services provided under the Medicare program. Provided each hospital continues to meet federally mandated standards for EHR, each will be eligible for additional, but declining payments each of the next three years.

In addition to our consolidated operating income margin, we also focus on same store facility level operating income margins (which include both consolidated and equity method facilities) as important indicators of our business because the net earnings and cash flows we derive from our facilities are the same whether they are reflected in our individual revenue and expense line items (consolidated facilities) or on a net basis within our equity in earnings of unconsolidated affiliates (unconsolidated facilities). These margins were in aggregate down 160 basis points in 2013 compared to 2012 due to slower revenue growth than historically experienced, driven in part by a higher percentage of cases from government payors. In addition, while many of our costs are variable, a significant portion of the expenses at our same store facilities are not variable on a day-to-day basis.

Our Business and Key Measures

We operate surgical facilities in partnership with local physicians and, in the majority of cases, a not-for-profit health system partner. We hold an ownership interest in each facility, operating each through a separate legal entity owned by us, the health systems and local physicians who utilize the facility. We operate each facility on a day-to-day basis through a management services contract. Our sources of earnings from each facility consist of:

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

In summary, our operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but our individual revenue and expense line items only contain consolidated businesses, which represent less than one-third of our operations. This translates to trends in operating income that often do not correspond with changes in our individual revenue and expense line items. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years during the ongoing deployment of our strategy to partner with not-for-profit health systems. Accordingly, we supplementally review several types of information in order to monitor and analyze our results of operations, including:

•	The results of operations of our unconsolidated affiliates

•	Our average ownership share in the facilities we operate; and

•	Facility operating indicators irrespective of consolidation treatment, such as systemwide revenue growth, same store revenue growth, and same store operating margins

Our Consolidated and Unconsolidated Results

The following table shows our results of operations and the results of operations of our unconsolidated affiliates.

	Year Ended December 31,
	2013		2012		Variance to Prior Year
	USPI As Reported Under GAAP	Unconsolidated Affiliates	USPI As Reported Under GAAP	Unconsolidated Affiliates	USPI As Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$517,738	$1,778,247	$451,598	$1,721,559	$66,140	$56,688
Management and contract service revenues	87,559	—	79,438	—	8,121	—
Other income	10,934	11,694	9,199	10,346	1,735	1,348

Total revenues	616,231	1,789,941	540,235	1,731,905	75,996	58,036
Equity in earnings of unconsolidated affiliates	95,520	—	96,393	—	(873)	—
Operating expenses:
Salaries, benefits, and other employee costs	163,667	434,627	138,020	401,521	25,647	33,106
Medical services and supplies	101,149	438,616	83,546	429,516	17,603	9,100
Other operating expenses	99,425	361,359	87,173	344,921	12,252	16,438
General and administrative expenses	41,458	—	41,434	—	24	—
Provision for doubtful accounts	10,006	41,202	9,678	45,306	328	(4,104)
Net (gains) losses on deconsolidations, disposals and impairments	5,017	(2,037)	7,588	(6,280)	(2,571)	4,243
Depreciation and amortization	27,238	72,921	23,955	72,027	3,283	894

Total operating expenses	447,960	1,346,688	391,394	1,287,011	56,566	59,677

Operating income	263,791	443,253	245,234	444,894	18,557	(1,641)
Interest income	1,359	369	676	350	683	19
Interest expense	(101,163)	(31,484)	(85,934)	(34,901)	(15,229)	3,417
Loss on early retirement of debt	(5,536)	—	(37,450)	—	31,914	—
Other, net	(2)	(197)	(613)	426	611	(623)

Total other expense, net	(105,342)	(31,312)	(123,321)	(34,125)	17,979	2,813

Income from continuing operations before income taxes	158,449	411,941	121,913	410,769	36,536	1,172
Income tax expense	(31,389)	(9,046)	(21,502)	(8,576)	(9,887)	(470)

Income from continuing operations	127,060	402,895	100,411	402,193	26,649	702
Earnings from discontinued operations, net	—	—	3,073	—	(3,073)	—

Net income	127,060	$402,895	103,484	$402,193	23,576	$702

Less: Net income attributable to noncontrolling interests	(78,782)		(72,693)		(6,089)

Net income attributable to USPI	$48,278		$30,791		$17,487

USPI’s equity in earnings of unconsolidated affiliates		$95,520		$96,393		$(873)

	Year Ended December 31,
	2012		2011		Variance to Prior Year
	USPI As Reported Under GAAP	Unconsolidated Affiliates	USPI As Reported Under GAAP	Unconsolidated Affiliates	USPI As Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$451,598	$1,721,559	$418,155	$1,527,069	$33,443	$194,490
Management and contract service revenues	79,438	—	72,113	—	7,325	—
Other income	9,199	10,346	8,910	10,961	289	(615)

Total revenues	540,235	1,731,905	499,178	1,538,030	41,057	193,875
Equity in earnings of unconsolidated affiliates	96,393	—	83,137	—	13,256	—
Operating expenses:
Salaries, benefits, and other employee costs	138,020	401,521	125,143	360,519	12,877	41,002
Medical services and supplies	83,546	429,516	76,721	360,148	6,825	69,368
Other operating expenses	87,173	344,921	79,707	314,768	7,466	30,153
General and administrative expenses	41,434	—	38,028	—	3,406	—
Provision for doubtful accounts	9,678	45,306	9,409	37,899	269	7,407
Net (gains) losses on deconsolidations, disposals and impairments	7,588	(6,280)	(1,529)	(309)	9,117	(5,971)
Depreciation and amortization	23,955	72,027	21,177	66,608	2,778	5,419

Total operating expenses	391,394	1,287,011	348,656	1,139,633	42,738	147,378

Operating income	245,234	444,894	233,659	398,397	11,575	46,497
Interest income	676	350	516	382	160	(32)
Interest expense	(85,934)	(34,901)	(63,537)	(34,101)	(22,397)	(800)
Loss on early retirement of debt	(37,450)	—	—	—	(37,450)	—
Other	(613)	426	(73)	(15)	(540)	441

Total other expense, net	(123,321)	(34,125)	(63,094)	(33,734)	(60,227)	(391)

Income from continuing operations before income taxes	121,913	410,769	170,565	364,663	(48,652)	46,106
Income tax expense	(21,502)	(8,576)	(39,918)	(8,367)	18,416	(209)

Income from continuing operations	100,411	402,193	130,647	356,296	(30,236)	45,897
Earnings (loss) from discontinued operations	3,073	—	(111,562)	—	114,635	—

Net income	103,484	$402,193	19,085	$356,296	84,399	$45,897

Less: Net income attributable to noncontrolling interests	(72,693)		(69,929)		(2,764)

Net income (loss) attributable to USPI	$30,791		$(50,844)		$81,635

USPI’s equity in earnings of unconsolidated affiliates		$96,393		$83,137		$13,256

The following table provides other information regarding our unconsolidated affiliates (in thousands):

	Years Ended December 31,
	2013	2012	2011
Long-term debt of USPI’s unconsolidated facilities	$377,458	$407,172	$440,582
USPI’s equity in earnings of unconsolidated affiliates	95,520	96,393	82,752
USPI’s imputed weighted average ownership percentage based on affiliates’ pretax income(1)	23.2%	23.5%	22.7%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	26.2%	26.2%	26.1%
Unconsolidated facilities operated at period end	149	149	141

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

As shown above, our consolidated net patient service revenues for the year ended December 31, 2013 increased $66.1 million compared to the prior year, and the net patient service revenues of our unconsolidated affiliates increased $56.7 million. These variances are analyzed more extensively in the “Revenues” section. The increase in revenues of these unconsolidated affiliates, net of their expenses, led to the affiliates earning $0.7 million more in 2013 than in 2012, and when combined with a small decrease in our average ownership resulted in a $0.9 million decrease in our equity in earnings of unconsolidated affiliates. Our consolidated net patient service revenues for the year ended December 31, 2012 increased $33.4 million compared to the prior year, and the net patient service revenues of our unconsolidated affiliates increased $194.5 million. The increase in revenues of these unconsolidated affiliates, net of their expenses, led to the affiliates earning $45.9 million more in 2012 than in 2011. The affiliates’ increase in net income, once allocated to USPI and the affiliates’ other investors, led to our equity in earnings of unconsolidated affiliates increasing by $13.3 million.

Our Ownership Interests in the Facilities We Operate

Our earnings are primarily driven by our investments in the facilities we operate, so we focus on those businesses’ performance together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in the surgical facilities we operate is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Unconsolidated facilities(1)	23.2%	23.5%	22.7%
Consolidated facilities(2)	45.5%	44.2%	44.1%
Total(3)	29.0%	28.5%	28.2%

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

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our focus on partnering our facilities with hospital partners in addition to physicians generally leads to our accounting for more facilities under the equity method (unconsolidated) as reflected in our number of unconsolidated facilities increasing by eight from January 1, 2012 to December 31, 2013, while our number of consolidated facilities increased by six. We generally have a lower ownership percentage in an equity method facility as compared to a consolidated facility.

Revenues

Our consolidated net revenues increased approximately 14% during the year ended December 31, 2013, as compared to the year ended December 31, 2012. The table below quantifies several significant items impacting year over year growth.

	Year Ended December 31, 2013
	USPI as Reported Under GAAP	Unconsolidated Affiliates
Total revenues, year ended December 31, 2012	$540,235	$1,731,905
Add: revenue from acquired facilities	68,727	34,813
Less: revenue of disposed facilities	(259)	(1,821)

Adjusted base year	608,703	1,764,897
Increase from operations	5,793	23,696
Non-facility based revenue	1,735	1,348

Total revenues, year ended December 31, 2013	$616,231	$1,789,941

As shown above, the majority of the increase in our consolidated revenues and the revenues of our unconsolidated affiliates resulted from acquisitions, which added $68.7 million and $34.8 million to revenues for consolidated and unconsolidated affiliates, respectively. On a systemwide basis (including both consolidated and unconsolidated facilities) revenues grew by $23.7 million for unconsolidated facilities and $5.8 million for consolidated facilities. As described above, we supplementally focus on our systemwide results in order to understand the source of our growth in income. Our systemwide revenues, which include revenues of facilities we account for under the equity method as well as facilities we consolidate, grew by 6%, 12% and 13% during the years ended December 31, 2013, 2012 and 2011, respectively.

Facility Growth

While systemwide revenue growth was primarily driven by acquisitions, a portion of growth was driven by facilities that have been open for more than one year (same store facilities). The same store growth was due to an increase in net revenue per case as our surgical volumes were flat during 2013. The increase was driven both by reimbursement increases from commercial payors and by favorable shifts in the complexity of cases performed, offset by a shift in payor mix to government. We believe a variety of factors may be adversely affecting our surgical volumes, including but not limited to increased competition, the increased use of high-deductible health plans and other efforts to contain the growth of healthcare spending, and general economic conditions.

Same store case volume, which increased 1% during 2011, grew by 3% during 2012. However, a majority of this growth was not in our higher reimbursement specialties and payors, so the overall 6% growth in same store revenues was similar to the 6% experienced in 2011. While some of the increases in net revenue per case from 2011 to 2012 reflect increases in rates we negotiated with payors, we believe a more significant portion of the increase was driven by the types of cases we performed, which on average shifted to more complex cases in 2012.

The following table summarizes our same store facility growth rates, as compared to the corresponding prior year period:

	Years Ended December 31,
	2013	2012	2011
Facilities:
Net revenue	1%	6%	6%
Surgical cases	—%	3%	1%
Net revenue per case	1%	3%	5%

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

The following table summarizes the facilities we operated as of December 31, 2013, 2012, and 2011:

	2013	2012	2011
United States facilities(1):
With a hospital partner	148	145	138
Without a hospital partner	66	68	62

Total U.S. facilities	214	213	200
United Kingdom facilities(2)	—	—	6

Total facilities operated	214	213	206

Change from prior year-end:
De novo (newly constructed)	1	2	4
Acquisition	2	15	19
Disposals(2)	(2)	(10)	(6)

Total increase in number of facilities	1	7	17

(1)	At December 31, 2013, physicians own a portion of all but two of these facilities.

(2)

During 2013, we sold our ownership interests in a facility in Chicago, Illinois and merged two Dallas-area facilities into one location. During 2012, we sold our ownership interests in a facility in Nashville, Tennessee.

We also merged two Houston-area facilities into one location and two of our Redding, California facilities into one location. On April 3, 2012, we spun off our U.K. subsidiary, which operated seven facilities, to our Parent’s equity holders. During 2011, we sold our ownership interests in facilities in Richmond, Virginia; Caldwell, Idaho; Flint, Michigan; Fort Worth, Texas; Cleveland, Ohio; and Lawton, Oklahoma.

Facility Operating Margins

Same store facility operating margins decreased 160 basis points for the year ended December 31, 2013 as compared to 2012 due largely to a shift toward more government payors. The direct costs of performing these cases are not different for government than for private payors, but reimbursement is lower so our margins were adversely impacted. We also experienced a slight specialty mix shift from higher reimbursing musculoskeletal cases to lower reimbursing specialities. The impact of these two factors was particularly significant in our unconsolidated facilities, where a 3% increase in revenues did not translate to any increase in net earnings.

Continuing a trend we have experienced in recent years, the year-over-year change in the operating margins of facilities partnered with a hospital partner was more favorable (or, in the case of 2013 and 2012, less unfavorable) than the change experienced by the facilities that do not have a hospital partner. Our hospital-partnered facilities’ operating margins were down 150 basis points in 2013, as compared to 230 basis points for the facilities that do not have hospital partners. We believe this is due in part to our hospital-partnered facilities having more stable reimbursement rates and in some cases more stable referral patterns. The pattern of our acquisition and development activity can also affect this relationship over time.

Same store facility operating margins decreased 80 basis points for the year ended December 31, 2012 as compared to 2011 in part due to the underperformance of the Titan facilities we acquired in 2011. Only three of the 14 Titan facilities have a hospital partner. In 2011, same store facility operating margins increased 30 basis points as compared to 2010. The increase was due to slightly higher case volumes, more complex cases, and improvement in the management of operating expenses.

The following table summarizes our year-over-year increases (decreases) in same store operating margins (see footnote 1 below):

	Year Ended December 31,
	2013		2012		2011
With a hospital partner	(150)	bps	(20)	bps	80	bps
Without a hospital partner	(230)		(300)		(110)
Total facilities	(160)		(80)		30

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

As discussed more fully in “Revenues,” our consolidated revenues increased by $76.0 million, or 14.1%, to $616.2 million for the year ended December 31, 2013 from $540.2 million for the year ended December 31, 2012. The majority of the increase, approximately $68.7 million, was due to acquisitions.

Equity in earnings of unconsolidated affiliates decreased by $0.9 million, or 0.9%, to $95.5 million for the year ended December 31, 2013 from $96.4 million for the year ended December 31, 2012. The decrease in equity in earnings was primarily driven by the favorable impact of our share of an investee’s gain on the sale of real estate ($2.4 million) in 2012, and our gaining control of three facilities that are now consolidated ($1.8 million).

These decreases were partially offset by our $2.6 million share of EHR incentive income accrued by our equity method hospitals in 2013 and net increase related to the acquisition of equity method facilities in late 2012 and same store facilities ($0.7 million).

Depreciation and amortization increased $3.2 million, or 13.7% to $27.2 million for the year ended December 31, 2013 from $24.0 million for the year ended December 31, 2012. Depreciation and amortization, as a percentage of revenues, was constant at 4.4% for both the years ended December 31, 2013 and December 31, 2012.

Operating income increased $18.6 million, or 7.6%, to $263.8 million for the year ended December 31, 2013 from $245.2 million for the year ended December 31, 2012, and decreased as a percentage of revenues to 42.8% from 45.4%, respectively. The increase in operating income was largely driven by acquisitions made in late 2012 as well as EHR incentive income recorded during 2013 of approximately $5.2 million. These increases offset the $1.7 million loss on the consolidation of a hospital and a $3.2 million impairment of a management contract. The decrease in operating income margin was driven by lower net revenue growth than we have historically experienced, and a payor mix shift to government versus commercial and a speciality mix shift.

Interest expense, net of interest income, increased $14.5 million, or 17.1%, to $99.8 million for the year ended December 31, 2013 from $85.3 million for the year ended December 31, 2012. The increase is due to higher overall debt balances at December 31, 2013 due to the refinancing we completed in April 2012 and additional borrowings in December 2012 and April 2013.

We incurred a loss on the early retirement of debt of $5.5 million during the year ended December 31, 2013, as a result of the repricing we completed in April 2013. The amount consists of finance and legal fees and the write-off of previously recorded debt issuance costs.

Provision for income taxes was $31.4 million for the year ended December 31, 2013 as compared $21.5 million for the year ended December 31, 2012. Our effective tax rates for the years ended December 31, 2013 and 2012 were approximately 39% and 44%, respectively.

Total income from discontinued operations was $3.1 million for the year ended December 31, 2012 On April 3, 2012, we spun-off our U.K. subsidiary to the equity holders of our Parent. As a result, the historical results of our U.K. operations are now classified as discontinued operations. The $3.1 million of income in 2012 is related to our U.K. operations before the spin-off.

Net income attributable to noncontrolling interests increased $6.1 million, or 8.4%, to $78.8 million for the year ended December 31, 2013 from $72.7 million for the year ended December 31, 2012. The increase was primarily driven by our gaining control of three facilities and acquiring an additional facility in 2013. Net income attributable to noncontrolling interests also includes $1.7 million related to EHR incentive income recorded by our three consolidated hospitals during 2013.

Net income increased $23.6 million to $127.1 million for the year ended December 31, 2013 as compared to $103.5 million for the year ended December 31, 2012. Net income (loss) attributable to USPI’s common stockholder increased $17.5 million to a net income of $48.3 million for the year ended December 31, 2012 as compared to $30.8 million for the year ended December 31, 2012. The increase was due to the $38.0 million loss on early retirement of debt in 2012 and the 2013 earnings of acquired businesses, both of which were partially offset by higher interest expense in 2013.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

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

Total income from discontinued operations was $3.1 million for the year ended December 31, 2012 as compared to a loss of $111.6 million for the year ended December 31, 2011. On April 3, 2012, we spun-off our U.K. subsidiary to the equity holders of our Parent. As a result, the historical results of our U.K. operations are now classified as discontinued operations. The $3.1 million of income in 2012 is related to our U.K. operations before the spin-off. In 2011, the driver of the $111.0 million loss from discontinued operations was the $107.0 million goodwill impairment charge we recorded in December 2011 related to our U.K. operations.

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

Liquidity and Capital Resources

At December 31, 2013, we had cash and cash equivalents totaling $78.7 million, as compared to $51.2 million at December 31, 2012.

	Years Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$159,892	$180,313	$164,667
Net cash used in investing activities	(64,741)	(160,907)	(93,555)
Net cash used in financing activities	(67,613)	(42,960)	(64,208)
Net cash (used in) provided by discontinued operations	—	32,935	(25,335)

Operating Activities

Our cash flows from operating activities were $159.9 million, $180.3 million, and $164.7 million in the years ended December 31, 2013, 2012, and 2011, respectively. Operating cash flows in 2013 decreased $20.4 million, or 11.3% as compared to 2012. The decrease was primarily due to the timing of distributions from our facilities and increased interest expense due to higher debt balances after our April 2012 refinancing. Operating cash flows in 2012 increased $15.6 million, or 9.5% as compared to 2011.

A significant element of our cash flows from operating activities is the collection of patient receivables and the timing of payments to our vendors and service providers. Collections efforts for patient receivables are conducted primarily by our personnel at each facility or in centralized service centers for some metropolitan areas with multiple facilities. These collection efforts are facilitated by our patient accounting system, which prompts individual account follow-up through a series of phone calls and/or collection letters written 30 days after a procedure is billed and at 30 day intervals thereafter. Bad debt reserves are established in increasing percentages by aging category based on historical collection experience. Generally, the entire amount of all accounts remaining uncollected 180 days after the date of service are written off as bad debt and sent to an outside collection agency. Net amounts received from collection agencies are recorded as recoveries of bad debts. Our operating cash flows, including changes in accounts payable and other current liabilities, are impacted by the timing of payments to our vendors. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. In 2013, 2012 and 2011, we did not make any significant changes to our payment timing to our vendors.

Our net working capital deficit was $102.4 million at December 31, 2013 as compared to a net working capital deficit of $102.4 million in the prior year. The overall negative working capital position at December 31, 2013 and 2012 is primarily the result of $185.0 million and $155.4 million due to affiliates associated with our cash management system being employed for our unconsolidated facilities. We hold our unconsolidated facilities’ cash until these amounts are distributed to our partners, typically on a monthly or quarterly basis. As discussed further below, we have sufficient availability under our new credit agreement, together with our expected future operating cash flows, to service our obligations.

Investing Activities

During the years ended December 31, 2013, 2012 and 2011, respectively, our net cash used for investing activities was $64.7 million, $160.9 million and $93.6 million, respectively. The majority of the cash used in our investing activities relates to our purchases of businesses, incremental investment in unconsolidated affiliates and purchases of property and equipment. The cash used in investing activities was funded primarily from cash on hand as well as draws upon the revolving feature of our amended senior secured credit facility.

Acquisitions and Sales

During the year ended December 31, 2013, we invested $21.1 million, net of cash acquired, for the purchase and sales of businesses and investments in unconsolidated affiliates. These 2013 transactions are described earlier in this Item 7 under the captions “Acquisitions, Equity Investments and Development Projects” and “Discontinued Operations and Other Dispositions.” These transactions are summarized below:

Effective Date	Facility Location	Amount
Investments
December 2013	Effingham, Illinois	$5.1 million
December 2013	Houston, Texas	12.4 million
August 2013	Fort Worth, Texas	2.4 million
May 2013	Houston, Texas	4.9 million
May 2013	Houston, Texas	1.5 million
Various	Various	4.8 million

31.1 million
Sales
January 2013	Dallas, Texas	$9.0 million
Various	Various	1.0 million

10.0 million

Total		$21.1 million

During the years 2012 and 2011, we invested $141.2 million and $103.4 million, of which $25.1 million is classified as discontinued operations, respectively, (all net of cash acquired) to make similar acquisitions. These transactions are summarized in this Item 7 under the caption “Acquisitions, Equity Investments and Development Projects.”

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

Property and Equipment/Facilities under Development

During the year ended December 31, 2013, we added $20.6 million in property and equipment, and an additional $1.8 million under capital lease arrangements. Approximately $11.1 million of the additions related to expansion and development projects, and the remaining $11.3 million primarily represents purchase of equipment at existing facilities. During 2012, we added $20.2 million in property and equipment, and an additional $10.5 million under capital lease arrangements. Approximately $17.5 million of the additions related to expansion and development projects, and the remaining $13.2 million primarily represents purchase of equipment at existing facilities. During 2011, we added $15.2 million in property and equipment, and an additional $17.0 million of property and equipment acquired under capital lease arrangements. Approximately $19.0 million of the additions related to expansion and development projects, and the remaining $13.2 million primarily represents purchase of equipment at existing facilities.

Our growth strategy (through both acquisition and de novo projects) will continue to require substantial capital resources, which we estimate to range from $80.0 million to $110.0 million per year over the next three years. If we identify strategic opportunities that are larger than usual for us, then these amounts could increase.

Other than the specific transactions described above, our acquisition and development activities primarily include the development of new facilities, buyups of additional ownership in facilities we already operate, and acquisitions of additional facilities. In addition, the operations of our existing surgical facilities will require ongoing capital expenditures. The amount and timing of these purchases and related cash outflows in future periods is difficult to predict and is dependent on a number of factors including hiring of employees, the rate of change in technology/equipment used in our business and our business outlook. We expect to finance equipment primarily through internally generated funds and bank or manufacturer financing. We believe that our available capital is adequate to improve and equip our existing facilities.

The American Recovery and Reinvestment Act of 2009 (“ARRA”) includes provisions to encourage healthcare providers to establish an electronic health record system (“EHR”), including cash incentives for qualifying hospitals and healthcare professionals who meet the criteria during the eligibility period of 2011 through 2016. By September 30, 2013, we had deployed a qualifying EHR at all fourteen of our eligible hospitals. We have incurred approximately $21.4 million of costs to develop and deploy this technology. Of these amounts, $7.4 million and $11.8 million were capitalized in 2013 and 2012, respectively, and the remaining $2.2 million are classified within operating expenses. Our eligible hospitals, most of which are unconsolidated affiliates, received and then paid us approximately $7.2 million in federal incentive payments during 2013, which is reflected within our consolidated statements of cash flows as a reduction of capital expenditures.

If we maintain required definitions of meaningful use of EHR in 2014, 2015, and 2016, we expect to qualify for additional cash incentives each year. Based upon 2013 utilization patterns at our facilities, the total cash incentives we receive for the years 2013 through 2016 would recover substantially all of our investment to date in EHR. Because the Centers for Medicare and Medicaid (“CMS”) has expanded the definition of meaningful use for 2014 and may do so again for future periods, we expect to incur additional costs to maintain our eligibility for federal incentive payments.

Financing Activities

Cash flows used in financing activities were $67.6 million, $43.0 million and $64.2 million in the years ended December 31, 2013, 2012 and 2011, respectively. Historically, our cash flows from financing activities have been received through proceeds from long-term debt and offset by payments on our long-term debt. We also manage the cash of our unconsolidated affiliates. During 2013, our financing activities included net payments on long-term debt of $18.8 million. Cash distributions to noncontrolling interests (the other investors in the facilities we operate) are also a large component of our financing activities and were $76.0 million, $77.8 million and $67.8 million in the years ended December 31, 2013, 2012 and 2011, respectively. We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations and borrowings under our $125.0 million revolving credit facility, under which we had $123.4 million available at December 31, 2013. We believe that funds generated by operations and funds available under the revolving credit facility will be sufficient to meet working capital requirements over at least the next 12 months. However, in the future, we may have to incur additional debt or issue additional debt or equity securities from time to time. We may be unable to obtain sufficient financing on satisfactory terms or at all.

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

Debt

In February 2013, we further amended our credit facility and committed to borrow $150.0 million, which was used to repay the non-extended term loan of $144.4 million and related fees and expenses. The transaction was completed on April 4, 2013. The new term loan matures in April 2019. The amendment also changed the interest rate charged on the term loans to LIBOR plus a margin of 3.50% to 3.75%.

In April 2012, we amended our existing credit facility. The amended credit facility provided borrowings consisting of $144.4 million in non-extended term loans which was to mature in April 2014; $312.4 million in extended term loans maturing in April 2017; $375.0 million in a new term loan maturing in April 2019; and $125.0 million under a new revolving facility maturing in April 2017. The term loans require quarterly principal payments of 0.25% of the outstanding balance as of April 3, 2012 with the remaining balances due in 2017 for the extended term loan and in 2019 for the new term loan. No principal payments are required on the revolving credit facility until its maturity in 2017. In December 2012, we borrowed an additional $150.0 million in new term loans under the amended credit facility. This borrowing requires quarterly principal payments of 0.25% of the outstanding balance and also matures in April 2019. We pay 0.50% per annum on the daily-unused commitment of the new revolving credit facility. We also pay a quarterly participation fee of 2.13% per annum related to outstanding letters of credit.

At December 31, 2013, we had $972.4 million outstanding under the amended credit facility at a weighted average interest rate of approximately 4.6%. At December 31, 2013, we had $123.4 million available for borrowing under the revolving credit facility, representing the revolving facility’s $125.0 million capacity, net of $1.6 million of outstanding letters of credit.

The amended credit facility is guaranteed by USPI Holdings, Inc. and its current and future directly and indirectly wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock and the capital stock of each of our wholly owned domestic subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at December 31, 2013.

On May 1, 2012, we completed the redemption of all of the remaining $240.0 million of our 8 7/8% senior subordinated notes and $200.0 million of our 9 1/4%/10% senior subordinated toggle notes, which was funded by our issuance of $440.0 million of the 9.0% senior unsecured notes due in April 2020. Interest on the outstanding senior unsecured notes is payable on April 1 and October 1 of each year, and commenced on October 1, 2012. At December 31, 2013, we had $440.0 million of the senior unsecured notes outstanding. The senior notes are unsecured senior obligations of our company; however, the senior unsecured notes are guaranteed by most of our current and future direct and indirect 100%-owned domestic subsidiaries. Additionally, the senior unsecured notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sells assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at December 31, 2013.

Contractual Cash Obligations

Our contractual cash obligations as of December 31, 2013 are summarized as follows:

	Payments Due by Period
Contractual Cash Obligations	Total	Within 1 Year	Years 2 and 3	Years 4 and 5	Beyond 5 Years
	(In thousands)
Long term debt obligations:
Amended senior secured credit facility – new term loan(1)	$665,481	$6,705	$13,410	$13,410	$631,956
Amended senior secured credit facility – extended term loan(1)	306,968	3,124	6,249	297,595	—
Senior unsecured notes (1)	440,000	—	—	—	440,000
Other debt at operating subsidiaries(1)	37,364	6,695	10,243	9,365	11,061
Interest on long-term debt obligations(2)	458,469	85,377	168,843	144,586	59,663
Capitalized lease obligations(3)	39,246	4,830	8,193	7,027	19,196
Operating lease obligations	96,022	16,948	29,607	23,431	26,036

Total contractual cash obligations	$2,043,550	$123,679	$236,545	$495,414	$1,187,912

(1)	Scheduled principal payments.

(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the December 31, 2013 rates applicable to each debt instrument.

(3)	Includes principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have noncontrolling interest holders who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $61.2 million at December 31, 2013, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was approximately 47% at December 31, 2013. As further discussed below, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements.

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

Purchases and Sales of Noncontrolling Interests

During 2013, 2012 and 2011, we purchased and sold a net of $1.6 million, $4.8 million and $0.5 million of noncontrolling interests. Transactions with noncontrolling interests in which we do not lose control of an entity are classified as financing activities. These transactions represent equity transactions because they are between us (or our subsidiaries) and noncontrolling interests

Dividend Payments

On April 3, 2012 and December 17, 2012, we paid cash dividends of approximately $314.5 million and $69.9 million, respectively, to our Parent’s equity holders.

Off-Balance Sheet Arrangements

As a result of our strategy of partnering with physicians and not-for-profit health systems, we do not own controlling interests in the majority of our facilities. We account for 149 of our 214 surgical facilities under the equity method. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At December 31, 2013, the total debt on the balance sheets of our unconsolidated affiliates was approximately $377.5 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was approximately 26% at December 31, 2013. USPI or one of our wholly-owned subsidiaries had collectively guaranteed $26.3 million of the $377.5 million in total debt of our unconsolidated affiliates as of December 31, 2013. In addition, our unconsolidated affiliates have obligations under operating leases, of which we or a wholly owned subsidiary had guaranteed $11.9 million as of December 31, 2013. Of the total $38.2 million of guarantees related to unconsolidated affiliates, approximately $6.9 million represents guarantees of obligations of four facilities which have been sold. We have full recourse to the buyers with respect to the $6.9 million related to the sold facilities. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

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

Related Party Transactions

We have entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3% to 8%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $71.1 million, $67.6 million, and $60.0 million in 2013, 2012, and 2011, respectively, and are included in management and contract service revenues in our consolidated statements of operations.

We regularly engage in purchases and sales of ownership interests in our facilities. We operate 31 surgical facilities in partnership with Baylor Scott & White and local physicians in the Dallas/Fort Worth area. Baylor Scott & White Health’s Chief Executive Officer is a member of our board of directors. The following table summarizes transactions with Baylor Scott & White’s during 2013 and 2011. We had no such transactions in 2012. We believe that the sale price was approximately the same as if it had been negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

Date	Facility Location		Proceeds	Gain

January 2013	Dallas, Texas	(1)	$9.0 million	$	— million

August 2011	Dallas, Texas	(2)	$1.6 million	$	— million

(1)	We contributed two surgery centers to a joint venture with Baylor Scott & White. We continue to account for these facilities under the equity method.

(2)	Baylor Scott & White acquired a controlling interest in this facility. We continue to account for this facility under the equity method of accounting.

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our company, in the amount of $2.0 million for the years ended December 31, 2013, 2012 and 2011. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At December 31, 2013, we had approximately $7.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $6.7 million is included in other long term liabilities in our consolidated balance sheet. At December 31, 2012, we had approximately $6.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $5.7 million is included in other long term liabilities in our consolidated balance sheet.

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

Our financing arrangements with many commercial lenders are based on the spread over LIBOR or Prime. At December 31, 2013, $477.4 million of our outstanding debt was in fixed rate instruments and the remaining $972.4 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $9.7 million.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our reports filed with the Commission. There have been no significant changes in our internal controls which could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design and testing of the operational effectiveness of the Company’s internal control over financial reporting. USPI acquired one subsidiary, Memorial Hermann Bay Area Endoscopy Center, LLC, as of December 31, 2013. Accordingly, management’s evaluation excluded the operations of this subsidiary acquired during 2013, with total assets of approximately $18.9 million included in the Company’s consolidated financial statements as of December 31, 2013.

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

Item 9B.     Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Executive officers of USPI are elected annually by the board of directors and serve until their successors are duly elected and qualified. Directors are elected by USPI’s stockholders and serve until their successors are duly elected and qualified. There are no arrangements or understandings between any officer or director and any other person pursuant to which any officer or director was, or is to be, selected as an officer, director, or nominee for officer or director. There are no family relationships among any of our executive officers or directors. The names, ages as of February 26, 2014, and positions of the executive officers and directors of USPI are listed below along with their relevant business experience.

Name	Age	Position(s)
Donald E. Steen	67	Chairman of the Board
William H. Wilcox	62	Chief Executive Officer and Director
Brett P. Brodnax	49	President and Chief Development Officer
Jason B. Cagle	41	Senior Vice President and Chief Financial Officer
Niels P. Vernegaard	57	Executive Vice President and Chief Operating Officer
Philip A. Spencer	44	Executive Vice President, Business Development
Joel T. Allison	66	Director
Anthony F. Ecock	52	Director
John C. Garrett, M.D.	71	Director
D. Scott Mackesy	45	Director
James Ken Newman	70	Director
Harold L. Paz, M.D., M.S.	59	Director
Paul B. Queally	49	Director
Raymond A. Ranelli	66	Director

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

Brett P. Brodnax serves as the president and chief development officer of USPI. Prior to joining USPI in December 1999, Mr. Brodnax was an assistant vice president of the Baylor Health Care System and worked for them from 1990 until 1999. Mr. Brodnax currently serves as a director of K2M, Inc. and also served as a director of AmeriPath, Inc. from January 2005 until May 2007.

Jason B. Cagle serves as the senior vice president and chief financial officer of USPI. Prior to joining USPI, Jason was an attorney with Vinson & Elkins, LLP, where he worked in the corporate section. Before his promotion to chief financial officer, Jason was USPI’s General Counsel from 2003 to 2012 and its Senior Vice President of Acquisitions from 2012 to 2013.

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

Joel T. Allison has served on our board since March 2002. Mr. Allison has served as chief executive officer of Baylor Scott & White Health since Baylor Healthcare System (Baylor) and Scott & White entered into an affiliation and merger of governance of their healthcare systems effective October 1, 2013. Mr. Allison has also served as chief executive officer of Baylor since 2000, president of Baylor from 2000 until October 1, 2013, and senior executive vice president of Baylor from 1993 until 2000. Mr. Allison brings an important perspective to the board through his role in leading a major healthcare system and his familiarity with issues impacting physicians and the delivery of healthcare in the U.S.

Anthony F. Ecock joined our board in May 2013. Mr. Ecock is currently a general partner at Welsh, Carson, Anderson & Stowe, which he joined in 2007. He has over 25 years of experience in the healthcare field with eight years in senior management positions at leading healthcare technology companies. At WCAS, Mr. Ecock leads the Resources Group, a team responsible for helping its 30 portfolio companies identify and implement initiatives to increase growth, earnings and cash flow. Before joining WCAS, he served as Vice President and General Manager of GE Healthcare’s Enterprise Sales organization from 2003 to 2007. From 1999 to 2003, he served as Senior Vice President and Global General Manager of Hewlett Packard’s, then Agilent’s and finally Philips’ Patient Monitoring divisions. Mr. Ecock spent his early career at the consulting firm of Bain & Company, where he was a Partner in the healthcare and technology practices and Program Director for Consultant Training.

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

Harold L. Paz, M.D., M.S., joined our board in February 2014. Dr. Paz has served as chief executive officer of Penn State Hershey Medical Center and Health System, senior vice president for health affairs for Penn State University and dean of its College of Medicine since April 2006. Prior to his appointment to Penn State, he served as dean of the Robert Wood Johnson Medical School and chief executive officer of Robert Wood Johnson University Medical Group in New Jersey for eleven years, where he was professor of medicine. Dr. Paz brings an important perspective to the board through his role in leading a major healthcare system and his familiarity with issues impacting physicians.

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

Raymond A. Ranelli joined our board in May 2007 and serves as the chairman of the audit and compliance committee. Mr. Ranelli retired from PricewaterhouseCoopers in 2003 where he was a partner for over 20 years. Mr. Ranelli held several positions at PricewaterhouseCoopers including Vice Chairman and Global Leader of the Financial Advisory Services practice. Mr. Ranelli is also a director of Syniverse Technologies, Inc. and several private companies. Mr. Ranelli possesses in-depth, practical knowledge of financial and accounting principles, having served in the financial services sector for over 20 years and serving on other boards and committees. This background, along with his past experience as a certified public accountant, is important to his role as chairman of the audit and compliance committee.

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

Item 11.     Executive Compensation

Overview

This compensation discussion and analysis describes the material elements of compensation awarded to named executive officers for our 2013 fiscal year. It should be read in conjunction with the Summary Compensation Table, related tables and the narrative disclosure. Unless otherwise specifically noted, the information contained in this section is stated as of December 31, 2013.

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

Base Salary

Base salaries for our named executive officers are established based on the scope of their responsibilities and their prior relevant experience, taking into account competitive market compensation paid by other companies in our industry for similar positions and the overall market demand for such executives at the time of hire. A named executive officer’s base salary is also determined by reviewing the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy. Base salaries are reviewed annually and may be increased for merit reasons, based on the executive’s success in meeting or exceeding individual performance objectives. Additionally, we may adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities. Based on these factors base salaries for our named executive officers were set as follows effective June 1, 2013: $650,000 for Mr. Wilcox, $550,000 for Mr. Brodnax, $353,000 for Mr. Spencer and $470,000 for Mr. Vernegaard. Mr. Cagle’s base salary was set at $375,000 effective March 1, 2013 in connection with his promotion to Chief Financial Officer. Mark A. Kopser, who served as our Chief Financial Officer until March 1, 2013 when he became Chief Executive Officer of European Surgical Partners Limited (ESP), earned $65,500 in salary from the Company in 2013.

Annual Bonus

Our compensation program includes eligibility for an annual incentive cash bonus. The compensation committee assesses the level of the named executive officer’s achievement of meeting individual goals, as well as that officer’s contribution towards our long-term, Company-wide goals. The amount of the cash bonus depends primarily on the Company meeting budgeted EBITDA goals, with a target bonus for each named executive officer generally set as a percentage of base salary. Target bonuses for the named executive officers were set at the following percentages of base salary for 2013, 80% for Mr. Wilcox, 65% for Mr. Brodnax and 55% for Messrs. Vernegaard, Spencer and Cagle. Based on the Company’s EBITDA performance compared to budget in 2013, the named executive officers received bonuses equal to the following percentages of their base salary for 2013: 16% for Mr. Wilcox, 17% for Mr. Brodnax, 17% for Mr. Vernegaard, 23% for Mr. Cagle and 21% for Mr. Spencer. ESP, rather than the Company, will pay any bonus for Mr. Kopser in 2013.

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

Long-Term Equity Incentives

We believe that equity-based awards allow us to reward named executive officers for their sustained contributions to the Company. We also believe that equity awards reward continued employment by a named executive officer, with an associated benefit to us of employee continuity and retention. We believe that equity awards provide management with a strong link to long-term corporate performance and the creation of stockholder value. The compensation committee has the authority to grant shares of restricted stock and options to purchase shares of certain classes of common and preferred equity securities of our Parent. The compensation committee does not award equity awards according to a prescribed formula or target. Instead, the compensation committee takes into account the individual’s position, scope of responsibility, ability to affect profits and the individual’s historic and recent performance and the value of the awards in relation to other elements of the individual executive’s total compensation. Effective March 1, 2013, Mr. Cagle and Mr. Spencer were granted options to purchase 725,000 and 200,000, respectively, shares of the Company’s common stock. These options vest ratably over four years and have an exercise price of $1.59 per share, equal to the compensation committee’s estimate of fair value on the date of grant. No other equity awards were granted to the Company’s named executive officers in 2013. For a further description of the Company’s equity-based plan, see “Restricted Stock and Option Plan” below.

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

We also make available to our named executive officers certain perquisites and other benefits that we believe are reasonable and consistent with the perquisites that would be available to them at companies with whom we compete for experienced senior management. The primary perquisite we currently provide to named executive officers as well as certain other select members of the management team is access to a Deferred Compensation Plan (“DCP”) through which the individuals can voluntarily defer up to 75% of their base salary and 100% of their bonus. We match fifty percent of the first ten percent of compensation voluntarily deferred under this plan. Additionally, in 2013 we contributed $200,000 and $75,000 respectively to Messrs. Wilcox’s and Vernegaard’s DCP accounts.

Compensation Committee Report

The compensation committee of USPI has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee

Paul B. Queally, Chairman
D. Scott Mackesy

Summary Compensation Table for 2013

The following table sets forth the total remuneration paid by us for each of the last three fiscal years to the named executive officers.

Name and Principal Position	Year	Salary		Bonus		Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation	Change in Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
William H. Wilcox	2013	$643,750		$101,810	(3)	$—	$—	$—	$218,756	$247,066	(4)	$1,211,382
Chief Executive Officer	2012	630,823		138,577	(3)	—	—	—	160,687	7,896,292	(4)	8,826,379
and Director	2011	614,583		110,625	(3)	—	—	—	90,781	245,279	(4)	1,061,268

Brett P. Brodnax	2013	543,750		92,724	(3)	—	—	—	57,434	41,109	(4)	735,017
President and	2012	530,833		120,421	(3)	—	—	—	43,243	3,102,542	(4)	3,797,039
Chief Development Officer	2011	466,250		69,938	(5)	—	750,000	—	6,638	35,463	(4)	1,328,289

Jason B. Cagle	2013	358,333		82,739	(3)	—	449,500	—	29,995	28,437	(4)	949,004
Senior Vice President and
Chief Financial Officer

Mark A. Kopser	2013	65,500	(2)	—		—	—	—	13,105	5,290	(4)	83,895
Executive Vice President	2012	417,333		95,639	(3)	—	—	—	37,922	2,773,867	(4)	3,324,761
and Chief Financial Officer	2011	372,583		55,887	(3)	—	—	—	(2,118)	30,454	(4)	456,806

Philip A. Spencer	2013	350,083		72,321	(3)	—	124,000	—	21,490	30,043	(4)	597,937
Executive Vice President,	2012	343,500		91,779	(3)	—	—	—	11,209	832,175	(4)	1,278,663
Business Development	2011	333,750		50,063	(6)	—	—	—	1,419	19,756	(4)	404,988

Niels P. Vernegaard	2013	465,000		81,037	(3)	—	—	—	101,978	111,705	(4)	759,720
Executive Vice President	2012	453,333		104,091	(3)	—	—	—	135,888	2,850,692	(4)	3,544,004
and Chief Operating Officer	2011	439,667		65,950	(3)	—	—	—	8,920	109,663	(4)	624,170

(1)

We account for the cost of stock-based and option-based compensation awarded under the 2007 Equity Incentive Plan adopted by our Parent under which the cost of equity awards to employees is measured by the aggregate grant date fair value of the awards on their grant date calculated in accordance with the FASB’s Accounting Standards Codification Topic 718. No forfeitures occurred during 2011, 2012 or 2013. Assumptions used in calculation of these amounts are included in Note 13 to our consolidated audited financial statements for the fiscal year ended December 31, 2013, included in this Annual Report on Form 10-K.

(2)	Mr. Kopser earned $65,500 in salary from the Company in 2013.

(3)	Ninety percent of the amount shown was paid in cash and ten percent was deferred at our named executive officer’s election pursuant to USPI’s Deferred Compensation Plan (the “DCP”).

(4)

Includes cash dividends paid on stock awards held by each named executive officer and discretionary contributions to the named executive officers’ DCP, matching contributions to the named executive officers’ DCP and 401(k) accounts and cash incentives for participation in the Company’s wellness program as follows:

	Cash Dividends on Stock Awards	Discretionary Contribution to DCP	Matching Contribution 401(k)	Matching Contribution DCP	Wellness Program Incentive
Mr. Wilcox
2013	$—	$200,000	$7,650	$39,116	$300
2012	7,657,250	200,000	7,500	31,542	—
2011	—	200,000	7,350	37,929	—

Mr. Brodnax
2013	—	—	7,650	33,209	250
2012	3,068,500	—	7,500	26,542	—
2011	—	—	7,350	28,113	—

Mr. Cagle
2013	—	—	7,650	20,787	—

Mr. Kopser
2013	—	—	1,965	3,325	—
2012	2,745,500	—	7,500	20,867	—
2011	—	—	7,350	23,104	—

Mr. Spencer
2013	—	—	7,650	22,093	300
2012	807,500	—	7,500	17,175	—
2011	—	—	7,350	12,406	—

Mr. Vernegaard
2013	—	75,000	7,650	28,455	600
2012	2,745,500	75,000	7,500	22,692	—
2011	—	75,000	7,350	27,283	—

(5)	Fifty percent of the amount shown was paid in cash and fifty percent was deferred at Mr. Brodnax’s election pursuant to the DCP.

(6)	Ninety-five percent of the amount shown was paid in cash and five percent was deferred at Mr. Spencer’s election pursuant to the DCP.

Grant of Plan-Based Awards

The following table shows the plan-based awards granted to the named executive officers during 2013.

Name	Grant Date	All Other Options Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
William H. Wilcox	—	—	—	—
Brett P. Brodnax	—	—	—	—
Jason B. Cagle	3/1/2013	725,000	$1.59	$449,500
Mark A. Kopser	—	—	—	—
Philip A. Spencer	3/1/2013	200,000	1.59	124,000
Niels P. Vernegaard	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by our named executive officers as of December 31, 2013.

			Option Awards				Stock Awards
	Grant Date		Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Shares that have not Vested		Fair Value of Shares that have not Vested(5)
Name			(Exerciseable)	(Unexerciseable)
William H. Wilcox	4/19/2007	(1)	—	—	—	—	2,375,000	(6)	$4,156,250
	4/19/2007	(1)	—	—	—	—	495,536	(7)	867,188
Brett P. Brodnax	4/19/2007	(1)	—	—	—	—	950,000	(6)	1,662,500
	4/19/2007	(1)	—	—	—	—	275,853	(7)	482,743
	6/1/2011	(2)	500,000	500,000	$0.29	6/1/2019	—		—
Jason B. Cagle	4/19/2007	(1)	—	—	—	—	87,500	(6)	153,125
	6/1/2011	(2)	50,000	50,000	0.29	—	—		—
	3/1/2013	(3)	—	725,000	1.59	3/1/2021	—		—
Mark A. Kopser	4/19/2007	(1)	—	—	—	—	850,000	(6)	1,487,500
	4/19/2007	(1)	—	—	—	—	220,683	(7)	386,195
Philip A. Spencer	8/28/2009	(4)	—	—	—	—	250,000	(6)	437,500
	3/1/2013	(3)	—	200,000	1.59	3/1/2021	—		—
Niels P. Vernegaard	4/19/2007	(1)	—	—	—	—	850,000	(6)	1,487,500
	4/19/2007	(1)	—	—	—	—	245,203	(7)	429,105

(1)	Upon consummation of the merger, our named executive officers received new stock awards under the 2007 Equity Incentive Plan.

(2)

Mr. Brodnax and Mr. Cagle received option awards under the 2007 Equity Incentive Plan in connection with promotions. In connection with the dividends declared on the Company’s stock in 2012, the exercise price on these options was reduced to $0.29 during 2012.

(3)

Mr. Cagle and Mr. Spencer received option awards under the 2007 Equity Incentive Plan in connection with a promotion to Chief Financial Officer for Mr. Cagle and assumption of additional responsibilities by Mr. Spencer.

(4)	Mr. Spencer received a stock award upon joining the Company.

(5)

Because there is no active trading market for our common stock, we rely on members of the compensation committee and Welsh Carson to determine in good faith the fair value of our common stock. As of December 31, 2013, this value was determined to be $1.75 per share of common stock. Neither USPI, USPI Holdings, Inc. nor USPI Group Holdings, Inc. has any class of equity securities registered under Section 12 of the Exchange Act.

(6)	The restrictions with respect to these shares will lapse on April 19, 2015; provided however, that such restrictions may lapse sooner if certain internal rate of return targets are met.

(7)

The restrictions with respect to such shares will lapse upon a change of control or other exit event provided that Welsh Carson shall have disposed of all of its shares of our Parent acquired in connection with the merger and received its cost basis in such shares plus a return of at least 100%.

Option Exercises and Stock Values

The following table shows all stock options exercised during 2013 and the value realized upon exercise, and all stock awards vested during 2013 and the value realized upon vesting.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
William H. Wilcox	N/A	$—	—	$—
Brett P. Brodnax	N/A	—	—	—
Jason B. Cagle	N/A	—	—	—
Mark A. Kopser	N/A	—	—	—
Philip A. Spencer	N/A	—	—	—
Niels P. Vernegaard	N/A	—	—	—

Restricted Stock and Option Plan

Our Parent adopted the 2007 Equity Incentive Plan which became effective contemporaneously with the consummation of the merger, which we sometimes refer to as the equity plan. The purposes of the equity plan are to attract and retain the best available personnel, provide additional incentives to our employees, directors and consultants and to promote the success of our business. A maximum of 27,070,457 shares of common stock may be delivered in satisfaction of awards made under the equity plan.

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

Nonqualified Deferred Compensation

The following table shows certain information regarding the named executive officers’ DCP accounts as of December 31, 2013.

	2013 Activity				Aggregate Balance at December 31, 2013
Name	Executive Contribution	USPI Contribution	Aggregate Earnings	Aggregate Withdrawals/ Distributions
William H. Wilcox	$39,116	$278,233	$218,756	$91,843	$3,347,108
Brett P. Brodnax	66,417	33,209	57,434	162,859	447,721
Jason B. Cagle	41,573	20,787	29,995	—	257,283
Mark A. Kopser	6,650	3,325	13,105	105,846	276,666
Philip A. Spencer	44,186	22,093	21,490	17,106	228,043
Niels P. Vernegaard	56,909	103,455	101,978	128,060	1,604,300

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

Our board of directors designates those persons who are eligible to participate in the DCP. Currently, each of Messrs. Steen, Wilcox, Brodnax, Vernegaard, Cagle, Kopser and Spencer are eligible to participate in the DCP. The DCP enables participants to defer all or a portion of their bonus in a calendar year and up to 75% of their base salary, typically by making a deferral election in the calendar year prior to the year in which the bonus relates or the annual salary is otherwise payable.

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

We have employment agreements with William H. Wilcox as Chief Executive Officer, Brett P. Brodnax as President and Chief Development Officer, Jason B. Cagle as Senior Vice President and Chief Financial Officer, Mark A. Kopser as Chief Executive Officer of ESP, Niels Vernegaard as Executive Vice President and Chief Operating Officer and Philip A. Spencer as Executive Vice President, Business Development.

The initial term of our employment agreement with William H. Wilcox was for two years from April 18, 2007. Thereafter, Mr. Wilcox’s employment agreement automatically renews for additional two-year terms unless at least 30 days prior to the end of a two-year term, USPI or Mr. Wilcox gives notice that it or he does not wish to extend the agreement. Mr. Wilcox is paid a base salary of $650,000 per year, subject to increase from time to time with the possibility of a bonus, determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Brett P. Brodnax was for one year from April 18, 2007. Thereafter, Mr. Brodnax’s agreement automatically renews for additional one-year terms unless at least 30 days prior to the end of a one-year term, USPI or Mr. Brodnax gives notice that it or he does not wish to extend the agreement. Mr. Brodnax is paid a base salary of $550,000 per year, subject to increase from time to time with the possibility of a bonus, determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Jason B. Cagle is for one year from April 18, 2007. Thereafter, Mr. Cagle’s employment agreement automatically renews for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or Mr. Cagle gives notice that it or he does not wish to extend the agreement. Mr. Cagle is paid a base salary of $375,000 per year, subject to increase from time to time with the possibility of a bonus determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Mark A. Kopser was for one year from September 1, 2012. Thereafter, Mr. Kopser’s employment agreement automatically renews for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI, ESP or Mr. Kopser gives notice that it or he does not wish to extend the agreement. Effective March 1, 2013, Mr. Kopser’s salary was paid by ESP and, subject to increase from time to time by the ESP board and with the possibility of a bonus determined by the ESP board.

The initial term of our employment agreement with Niels P. Vernegaard was for two years from April 18, 2007. Thereafter, Mr. Vernegaard’s employment agreement automatically renews for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or Mr. Vernegaard gives notice that it or he does not wish to extend the agreement. Mr. Vernegaard is paid a base salary of $470,000 per year, subject to increase from time to time with the possibility of a bonus determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Philip A. Spencer was for three years from July 29, 2009. Thereafter, Mr. Spencer’s employment agreement automatically renews for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or Mr. Spencer gives notice that it or he does not wish to extend the agreement. Mr. Spencer is paid a base salary of $353,000 per year, subject to increase from time to time with the possibility of a bonus determined by the compensation committee in its sole discretion.

Each of the employment agreements with our named executive officers also provides that if the executive is terminated for cause, or if he terminates his employment agreement without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of his termination (in the case of Mr. Kopser, ESP shall pay). In addition, if we (or ESP for Mr. Kopser) terminate the employment without cause or upon failure to renew his employment agreement, or if he terminates his employment for certain enumerated good reasons, we (or ESP as applicable) will (i) continue to pay him his base salary at the rate in effect on the date of his termination for 12 months (24 months for Mr. Kopser); (ii) continue his health insurance benefits for 12 months following his date of termination (24 months for Messrs. Wilcox and Kopser) or the economic equivalent thereof if such continuation is not permissible under the terms of our health insurance plan; and (iii) pay him a good faith estimate of the bonus he would have received had he remained employed through the end of the fiscal year in which his termination occurred (two fiscal years for Mr. Kopser). Our obligations set forth in items (i) to (iii) above are conditioned on the executive signing a release of claims and the continued performance of his continuing obligations under his employment agreement.

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

Potential Payments Upon Termination or Change of Control

The following table sets forth for each named executive officer potential post-employment payments and payments on a change in control and assumes that the triggering event took place on December 31, 2013.

Name	Cash Severance Payment		Accrued Bonus(1)(2)	Benefits(3)		Accelerated Vesting of Restricted Stock Awards upon Change of Control(4)	Accelerated Vesting of Stock Option Awards upon Change of Control(5)
William H. Wilcox	$1,300,000	(6)	$101,810	$15,600	(6)	$5,023,438	$—
Brett P. Brodnax	550,000	(7)	92,724	8,069	(7)	2,145,243	730,000
Jason B. Cagle	375,000	(7)	82,739	14,028	(7)	153,125	189,000
Mark A. Kopser	—		—	—		1,873,695	—
Philip A. Spencer	353,000	(7)	72,321	648	(7)	437,500	32,000
Niels P. Vernegaard	470,000	(7)	81,037	9,048	(7)	1,916,605	—

(1)	Amounts are based on the bonus amount paid with respect to 2013.

(2)	Amounts will be paid at such time as annual bonuses are payable to other executive and officers of USPI in accordance with USPI’s normal payroll practices.

(3)

Amounts consist of the cost to continue to pay such named executive officer’s health insurance benefits for the designated term or the economic equivalent thereof if such continuation is not permissible under the terms of the USPI’s health insurance plan.

(4)

Pursuant to the restricted stock award agreements with our named executive officers, all unvested restricted shares of our Parent’s common stock will vest in full upon a change of control if, as a result of such change of control, Welsh Carson shall have disposed of all of its shares of our Parent acquired in connection with the merger and received its cost basis in such shares plus a return of at least 100%. A change of control is not defined to include an initial public offering of our stock. In the event such restricted shares do not vest on such change of control, then such restricted shares shall be forfeited upon the closing of such change of control transaction. The results in this column are the result of multiplying the total possible number of restricted shares of our Parent’s common stock that vest upon a change of control by $1.75 per share. Because there is no active trading market for our common stock, we rely on members of the compensation committee and Welsh Carson to determine in good faith the fair value of our common stock. As of December 31, 2013, this value was determined to be $1.75 per share of common stock. Neither USPI, USPI Holdings, Inc. nor USPI Group Holdings, Inc. has any class of equity securities registered under Section 12 of the Exchange Act.

(5)

Pursuant to the 2007 Equity Incentive Plan, upon a change of control, unvested options of our named executive officers shall vest. The results in this column are the result of multiplying the number of unvested options by the difference of the fair value of our common stock on December 31, 2013 of $1.75 per share and the exercise price applicable to the named executive officer’s option award.

(6)	Amounts to be paid over twenty-four months.

(7)	Amounts to be paid over twelve months.

Director Compensation

The chairman and members of our board of directors who are also officers or employees of USPI, affiliates of Welsh Carson and Mr. Allison do not receive compensation for their services as directors. At Mr. Allison’s direction, his compensation for his service as a director are paid to his employer, Baylor Scott & White Health. The other directors (“non — employee directors”) receive cash compensation in the amount of $30,000 per year and are eligible to participate in our group insurance benefits. If a non-employee director elects to participate, the director will pay the full cost of such benefits. Non-employee directors also receive the following for all meetings attended: $2,500 per board meeting, $1,250 per telephonic meeting, $3,000 per audit committee meeting and $1,000 per other committee meeting. In addition, the audit committee chairman is paid a retainer of $20,000 per year. Dr. Paz was appointed to our board on February 11, 2014 and did not receive any compensation in 2013.

The following table sets forth the compensation paid to our non-employee directors in 2013.

2013 Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Joel T. Allison	$—	$—	$—	$—
John C. Garrett, M.D.	52,000	—	—	52,000
James Ken Newman	50,750	—	—	50,750
Raymond A. Ranelli	69,500	—	—	69,500

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

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors consists of Messrs. Queally (Chairman) and Mackesy. None of such persons are officers or employees or former officers or employees of the Company. None of the executive officers of the Company served as a member of the compensation committee of any other company during 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

USPI does not issue any of its equity securities in conjunction with an equity compensation plan. See Item 11, “Executive Compensation — Restricted Stock and Option Plan,” for a discussion of Parent’s equity compensation plan.

All of the issued and outstanding stock of USPI is owned by Holdings, which in turn is wholly-owned by Parent. The following table sets forth information as of February 26, 2014, with respect to the beneficial ownership of the capital stock of our Parent by (i) our chief executive officer and each of the other named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our Parent’s outstanding capital stock.

Except as described in the agreements mentioned above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting, dispositive and investment power with respect to the indicated shares of common stock beneficially owned by them.

Name of Beneficial Owner(1)	Common Shares Beneficially Owned	Percent of Outstanding Common Shares	Participating Preferred Shares Beneficially Owned	Percent of Outstanding Participating Preferred Shares
Welsh, Carson, Anderson & Stowe(2)	136,448,356	83.0%	17,326,775	96.3%
California State Teacher’s Retirement System(3)	22,183,099	13.5%	2,816,901	15.7%
CPP Investment Board (USRE II) Inc.(4)	26,619,718	16.2%	3,380,282	18.8%
Silvertech Investment PTE Ltd(5)	8,873,239	5.4%	1,126,761	6.3%
Donald E. Steen(6)	600,000	*	—	*
William H. Wilcox(7)	6,188,790	3.8%	236,619	1.3%
Brett P. Brodnax(8)	2,888,811	1.8%	27,042	*
Mark A. Kopser(9)	2,364,345	1.4%	56,338	*
Niels P. Vernegaard(10)	2,007,194	1.2%	7,872	*
Jason B. Cagle(11)	468,368	*	7,888	*
Philip A. Spencer(12)	563,310	*	1,690	*
Joel T. Allison	—	—	—	—
Anthony F. Ecock(13)(14)	40,000	*	—	—
John C. Garrett, M.D.(15)	213,095	*	16,901	*
D. Scott Mackesy(13)(15)	80,000	*	—	—
James K. Newman(15)	257,463	*	22,535	*
Paul B. Queally(13)(16)	255,457	*	22,281	*
Raymond A. Ranelli(17)	137,363	*	7,885	*
All directors and executive officers as a group(18)	16,064,196	9.8%	407,051	2.3%

*	Less than one percent

(1)	Unless otherwise indicated, the principal executive offices of each of the beneficial owners identified are located at 15305 Dallas Parkway, Suite 1600, Addison, Texas 75001.

(2)

Represents (A) 54,671,610 common shares and 6,942,423 participating preferred shares held by Welsh Carson over which Welsh Carson has sole voting and investment power, (B) 25,200 common shares and 3,200 participating preferred shares held by WCAS Management Corporation, an affiliate of Welsh Carson, over which WCAS Management Corporation has sole voting and investment power, (C) an aggregate 1,462,785 common shares and 185,752 participating preferred over which individuals who are general partners of WCAS X Associates LLC, the sole general partner of Welsh Carson, and/or otherwise employed by an affiliate of Welsh, Carson, Anderson & Stowe have voting and investment power, and (D) an aggregate 80,288,761 common shares and 10,195,400 participating preferred shares held by other co-investors, over which Welsh Carson has sole voting power. WCAS X Associates LLC, the sole general partner of Welsh Carson and the individuals who serve as general partners of WCAS X Associates LLC, including D. Scott Mackesy, Paul B. Queally and Anthony F. Ecock, may be deemed to beneficially own the shares beneficially owned by Welsh Carson. Such persons disclaim beneficial ownership of such shares. The principal executive offices of Welsh, Carson, Anderson & Stowe are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

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

(6)	Includes 600,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the LBO.

(7)

Includes 4,196,536 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the LBO. Also included are 275,000 common shares, 39,436 participating preferred shares and 100,000 common shares subject to restrictions on transfer owned by each of the Michelle Ann Steen Trust and the Marcus Anthony Steen Trust for which, in each case, Mr. Wilcox acts as trustee and has voting and investment power over such shares. Not included are 1,000,000 common shares owned by the 2012 WHW Descendants Trust over which Mr. Wilcox’s spouse is trustee.

(8)

Includes 2,175,853 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the LBO and includes 500,000 options that are exercisable.

(9)	Includes 1,920,683 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the LBO.

(10)	Includes 1,945,203 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the LBO.

(11)

Includes 175,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the LBO and includes 231,250 options that are exercisable.

(12)

Includes 500,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of initial employment with USPI and 13,310 common shares and includes 50,000 options that are exercisable.

(13)

Does not include (A) 54,671,610 common shares or 6,942,423 participating preferred shares owned by Welsh Carson, or (B) 25,200 common shares or 3,200 participating preferred shares owned by WCAS Management Corporation. Messrs Queally, Mackesy and Ecock, as general partners of WCAS X Associates LLC, the sole general partner of Welsh Carson, and officers of WCAS Management Corporation, may be deemed to beneficially own the shares beneficially owned by Welsh Carson and WCAS Management Corporation. Each of Messrs Queally, Mackesy and Ecock disclaims beneficial ownership of such shares. The principal executive offices of Messrs Queally, Mackesy and Ecock are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

(14)	Includes 40,000 common shares which are subject to restrictions set forth in a restricted stock award agreement.

(15)	Includes 80,000 common shares which are subject to restrictions set forth in a restricted stock award agreement.

(16)

Includes (A) an aggregate 3,090 common shares and 393 preferred shares owned by certain trusts established for the benefit of Mr. Queally’s children for which, in each case, Mr. Queally acts as a trustee and has voting and investment power over such shares and (B) 80,000 common shares which are subject to restrictions on transfer set forth in a restricted stock awards agreement.

(17)

Includes 80,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement. The 137,363 common shares and 7,885 participating preferred shares are owned by the Lisa C. Ranelli Trust for which Mr. Ranelli acts as trustee and has voting and investment power over such shares.

(18)

Does not include (A) 54,671,610 common shares or 6,942,423 participating preferred shares owned by Welsh Carson, or (B) 25,200 common shares or 3,200 participating preferred shares owned by WCAS Management Corporation. Includes an aggregate 12,153,275 common shares which are subject to restrictions on transfer set forth in restricted stock award agreements entered into at the time of the consummation of the LBO.

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

Management Agreement

In connection with the merger, USPI entered into a management agreement with WCAS Management Corporation, an affiliate of Welsh Carson, pursuant to which WCAS Management Corporation will provide management and financial advisory services to us. WCAS Management Corporation receives an annual management fee of $2.0 million, of which $1.0 million is payable in cash on an annual basis and the remainder accrues annually over time and will be paid upon a change in control, and annual reimbursement for out-of-pocket expenses incurred in connection with the provision of such services.

Revolving Line of Credit

The Company has a revolving line of credit with European Surgical Partners Limited (ESP) of up to $3.0 million, a company owned in part by Welsh Carson, its co-investors and the rollover stockholders. The balance owned to the Company by ESP was $0.9 million at December 31, 2013, and the borrowing bears interest at 6.50% per annum and matures upon the earlier of the refinance or discharge of ESP under its current third-party credit facility, at which time all principal and interest is due. The Company believes that the terms of the revolving line of credit are approximately the same as if they had been negotiated on an arms’ length basis.

Other Arrangements with Directors and Executive Officers

Restricted Stock and Option Plan

In connection with the merger, our Parent adopted a new restricted stock and option plan. Members of our management, including some of those who participated in the merger as rollover stockholders, received awards under this plan. See “Compensation Discussion and Analysis — Restricted Stock and Option Plan.”

Employment Agreements

Each of the named executive officers of USPI has employment agreements with us. See “Compensation Discussion and Analysis — Employment Arrangements and Agreements.”

Other Arrangements

We have entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3% to 8%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $71.1 million, $67.6 million, and $60.0 million in 2013, 2012, and 2011, respectively, and are included in management and contract service revenues in our consolidated statements of operations.

We regularly engage in purchases and sales of ownership interests in our facilities. We operate 31 surgical facilities in partnership with a Baylor Scott & White Health affiliated entity (Baylor Scott & White) and local physicians in the Dallas/Fort Worth area. Baylor Scott & White Health’s Chief Executive Officer is a member of our board of directors. The following table summarizes transactions with Baylor Scott & White during 2013 and 2011. We had no such transactions in 2012. We believe that the sale price was approximately the same as if it had been negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

Date	Facility Location		Proceeds	Gain
January 2013	Dallas, Texas	(1)	$9.0 million	$	— million
August 2011	Dallas, Texas	(2)	$1.6 million	$	— million

(1)	We contributed two surgery centers to a joint venture with Baylor Scott & White. We continue to account for these facilities under the equity method.

(2)	Baylor Scott & White acquired a controlling interest in this facility. We continue to account for this facility under the equity method of accounting.

Additionally, we derived approximately 3% of our revenues and approximately 44% of our equity in earnings of unconsolidated affiliates in 2013 from our joint venture with Baylor.

Marc Steen, the son of Donald E. Steen, is employed by USPI as Vice President, Development. During 2013, Marc Steen earned $242,324 in salary and bonus.

Blake Allison, the son of Joel T. Allison, is employed by USPI as a Vice President. During 2013, Blake Allison earned $203,782 in salary and bonus.

We do not have a written policy on related party transactions, however, the audit and compliance committee will review and approve all related party transactions required to be reported pursuant to item 404(a) of Regulation S-X.

Neither the Company, USPI Holdings, Inc. nor USPI Group Holdings, Inc. are listed on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, and we are not subject to either the listing standards of the New York Stock Exchange or the NASDAQ Rules. For the purposes of the following determinations of director independence, we have chosen to use the NASDAQ Rules. Using such Rules, we have determined that each of the directors on our board of directors are independent for general board service, except Messrs. Steen, Wilcox, Mackesy, Queally, Ecock and Allison.

Our board of directors has a separately designated, standing audit and compliance committee comprised of the following members of the board: Messrs. Ranelli (Chairman), Garrett and Newman. Under the NASDAQ Rules, Messrs. Ranelli, Garrett and Newman would be considered independent for the purposes of audit and compliance committee service.

Our board of directors also has a separately designated, standing compensation committee comprised of the following members of the board: Messrs. Queally (Chairman) and Mackesy. Under the NASDAQ Rules, Messrs. Queally and Mackesy would not be considered independent for the purposes of compensation committee service.

ITEM 14.     Principal Accounting Fees and Services

The following table shows the aggregate fees billed by KPMG LLP, our independent registered public accounting firm, during the years ended December 31, 2013 and 2012:

Description of Fees	2013	2012
Audit Fees(1)	$1,578,234	$1,591,000
Audit Related Fees(2)	—	150,000
Tax Fees(3)	—	—
All Other Fees(4)	222,500	238,750

	$1,800,234	$1,979,750

(1)

Audit Fees. Includes fees billed for professional services rendered for the audit of our annual financial statements included in our Form 10-K, reviews of our quarterly financial statements included in Forms 10-Q, audits of subsidiaries, reviews of our other filings with the SEC, and other research work necessary to comply with generally accepted accounting standards for the years ended December 31, 2013 and 2012.

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

(3) The following consolidated financial statements of Texas Health Ventures Group, L.L.C. and Subsidiaries are presented pursuant to Rule 3-09 of Regulation S-X:

Report of Independent Auditors	3

Consolidated Balance Sheets as of June 30, 2013 and 2012	4

Consolidated Statements of Income for the years ended June 30, 2013 and 2012	5

Consolidated Statements of Changes in Equity for the years ended June 30, 2013 and 2012	6

Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012	7

Notes to Consolidated Financial Statements	8

Report of Independent Auditors	24

Consolidated Balance Sheets as of June 30, 2012 and 2011	25

Consolidated Statements of Income for the years ended June 30, 2012 and 2011	26

Consolidated Statements of Changes in Equity for the years ended June 30, 2012 and 2011	27

Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011	28

Notes to Consolidated Financial Statements	29

(4) Exhibits	IV-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Surgical Partners International, Inc.:

We have audited the accompanying consolidated balance sheets of United Surgical Partners International, Inc. (the Company) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Surgical Partners International, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas

February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Surgical Partners International, Inc.:

We have audited United Surgical Partners International, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, United Surgical Partners International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

The Company acquired one subsidiary (Memorial Hermann Bay Area Endoscopy Center, LLC) as of December 31, 2013, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, the subsidiary’s internal control over financial reporting associated with total assets of $18.9 million included in the consolidated financial statements of United Surgical Partners International, Inc. and subsidiaries as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of this subsidiary.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Dallas, Texas

February 26, 2014

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012
	(In thousands, except share amounts)
ASSETS
Cash and cash equivalents (Note 1)	$78,741	$51,203
Available for sale securities (Note 1)	10,802	10,741
Accounts receivable, net of allowance for doubtful accounts of $10,236 and $9,904 respectively	51,608	50,108
Other receivables (Note 6)	24,191	14,611
Inventories of supplies	9,049	8,017
Deferred tax asset, net (Note 12)	22,333	20,687
Prepaids and other current assets	16,076	16,607

Total current assets	212,800	171,974
Property and equipment, net (Note 7)	132,474	126,526
Investments in unconsolidated affiliates (Note 3)	521,833	484,079
Goodwill (Note 8)	1,229,282	1,195,686
Intangible assets, net (Note 8)	356,119	359,422
Other assets	28,176	23,062

Total assets	$2,480,684	$2,360,749

LIABILITIES AND EQUITY
Accounts payable	$17,407	$14,981
Accrued salaries and benefits	28,932	28,992
Due to affiliates	184,961	155,389
Accrued interest	10,034	10,053
Current portion of long-term debt (Note 9)	18,916	17,913
Other current liabilities	54,949	47,078

Total current liabilities	315,199	274,406
Long-term debt, less current portion (Note 9)	1,454,692	1,461,621
Other long-term liabilities	36,030	30,583
Deferred tax liability, net (Note 12)	181,543	168,753

Total liabilities	1,987,464	1,935,363
Noncontrolling interests — redeemable (Note 4)	166,578	153,399
Commitments and contingencies (Notes 4 and 14)
Equity (Note 14)
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	228,794	231,056
Accumulated other comprehensive income, net of tax	10	64
Retained earnings	50,818	2,595

Total USPI stockholder’s equity	279,622	233,715
Noncontrolling interests — nonredeemable (Note 4)	47,020	38,272

Total equity	326,642	271,987

Total liabilities and equity	$2,480,684	$2,360,749

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In thousands)
Revenues:
Net patient service revenues	$517,738	$451,598	$418,155
Management and contract service revenues	87,559	79,438	72,113
Other revenues	10,934	9,199	8,910

Total revenues	616,231	540,235	499,178
Equity in earnings of unconsolidated affiliates	95,520	96,393	83,137
Operating expenses:
Salaries, benefits, and other employee costs	163,667	138,020	125,143
Medical services and supplies	101,149	83,546	76,721
Other operating expenses	99,425	87,173	79,707
General and administrative expenses	41,458	41,434	38,028
Provision for doubtful accounts	10,006	9,678	9,409
Net (gains) losses on deconsolidations, disposals and impairments (Notes 2, 3 and 8)	5,017	7,588	(1,529)
Depreciation and amortization	27,238	23,955	21,177

Total operating expenses	447,960	391,394	348,656

Operating income	263,791	245,234	233,659
Interest income	1,359	676	516
Interest expense	(101,163)	(85,934)	(63,537)
Loss on early retirement of debt	(5,536)	(37,450)	—
Other, net	(2)	(613)	(73)

Total other expense, net	(105,342)	(123,321)	(63,094)

Income from continuing operations before income taxes	158,449	121,913	170,565
Income tax expense (Note 12)	(31,389)	(21,502)	(39,918)

Income from continuing operations	127,060	100,411	130,647
Discontinued operations, net of tax (Note 2):
Income (loss) from discontinued operations	—	3,073	(111,033)
Loss on disposal of discontinued operations	—	—	(529)

Total earnings (loss) from discontinued operations	—	3,073	(111,562)

Net income	127,060	103,484	19,085
Less: Net income attributable to noncontrolling interests	(78,782)	(72,693)	(69,929)

Net income (loss) attributable to USPI’s common stockholder	$48,278	$30,791	$(50,844)

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$48,278	$27,777	$60,868
Earnings (loss) from discontinued operations, net of tax	—	3,014	(111,712)

Net income (loss) attributable to USPI’s common stockholder	$48,278	$30,791	$(50,844)

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In thousands)
Net income	$127,060	$103,484	$19,085
Other comprehensive income (loss):
Foreign currency translation adjustments	—	4,938	1,272
Unrealized loss on foreign currency contract, net of tax	—	(560)	—
Unrealized gain (loss) on available for sale securities, net of tax	(54)	22	42
Unrealized gain on interest rate swaps, net of tax	—	15	2,560
Pension adjustments, net of tax	—	—	(556)
Reclassification due to spin-off of U.K. subsidiary:
Foreign currency translation adjustments	—	58,682	—

Total other comprehensive income (loss)	(54)	63,097	3,318

Comprehensive income	127,006	166,581	22,403
Less: Comprehensive income attributable to noncontrolling interests	(78,782)	(72,693)	(69,929)

Comprehensive income (loss) attributable to USPI’s common stockholder	$48,224	$93,888	$(47,526)

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

	USPI Common Stockholder					Noncontrolling Interests — Nonredeemable	Total
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	(In thousands, except share amounts)
Balance, December 31, 2010	100	$—	$784,573	$(66,351)	$68,535	$34,394	$821,151
Distributions to noncontrolling interests	—	—	—	—	—	(8,163)	(8,163)
Purchases of noncontrolling interests	—	—	(473)	—	—	(672)	(1,145)
Sales of noncontrolling interests	—	—	(7,220)	—	—	1,081	(6,139)
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	—	—	1,150	—	—	—	1,150
Net income (loss)	—	—	—	—	(50,844)	8,543	(42,301)
Other comprehensive income	—	—	—	3,318	—	—	3,318

Balance, December 31, 2011	100	—	778,030	(63,033)	17,691	35,183	767,871
Distributions to noncontrolling interests	—	—	—	—	—	(10,524)	(10,524)
Purchases of noncontrolling interests	—	—	1,568	—	—	(322)	1,246
Sales of noncontrolling interests	—	—	(18,664)	—	—	5,674	(12,990)
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	—	—	1,981	—	—	—	1,981
Spin-off of U.K. subsidiary (Note 2)	—	—	(193,320)	—	—	(523)	(193,843)
Dividend to Parent’s equity holders (Note 13)	—	—	(338,539)	—	(45,887)	—	(384,426)
Net income	—	—	—	—	30,791	8,784	39,575
Other comprehensive income	—	—	—	63,097	—	—	63,097

Balance, December 31, 2012	100	—	231,056	64	2,595	38,272	271,987
Distributions to noncontrolling interests	—	—	—	—	—	(9,256)	(9,256)
Purchases of noncontrolling interests	—	—	6,431	—	—	(1,395)	5,036
Sales of noncontrolling interests	—	—	(10,356)	—	—	6,094	(4,262)
Acquisition of new business	—	—	—	—	—	2,179	2,179
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	—	—	1,663	—	—	—	1,663
Dividend to Parent’s equity holders	—	—	—	—	(55)	—	(55)
Net income	—	—	—	—	48,278	11,126	59,404
Other comprehensive loss	—	—	—	(54)	—	—	(54)

Balance, December 31, 2013	100	$—	$228,794	$10	$50,818	$47,020	$326,642

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$127,060	$103,484	$19,085
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (earnings) from discontinued operations	—	(3,073)	111,562
Loss on early retirement of debt	5,536	37,450	0
Provision for doubtful accounts	10,006	9,678	9,409
Depreciation and amortization	27,238	23,955	21,177
Amortization of debt issue costs and discount	4,338	4,027	3,483
Deferred income taxes	5,936	3,672	16,612
Net (gains) losses on deconsolidations, disposals and impairments	5,017	7,588	(1,529)
Equity in earnings of unconsolidated affiliates, net of distributions received	(19,571)	(9,502)	45
Equity-based compensation	1,841	1,677	1,237
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(9,050)	(6,222)	(7,774)
Other receivables	(5,350)	(6,501)	1,632
Inventories of supplies, prepaids and other assets	(2,629)	(2,289)	(366)
Accounts payable and other current liabilities	7,698	14,115	(16,373)
Other long-term liabilities	1,822	2,254	6,467

Net cash provided by operating activities	159,892	180,313	164,667

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(53,084)	(143,653)	(93,413)
Proceeds from sales of businesses and equity interests, net	10,036	2,543	15,532
Purchases of property and equipment	(20,599)	(20,202)	(15,196)
Purchases of marketable securities, net	(295)	(5,938)	(4,820)
Returns of capital from unconsolidated affiliates	—	4,718	1,744
(Increase) decrease in deposits and notes receivable	(799)	1,625	2,598

Net cash used in investing activities	(64,741)	(160,907)	(93,555)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	145,829	987,548	21,067
Payments on long-term debt	(164,614)	(590,338)	(41,059)
Net equity contribution from USPI Group Holdings, Inc. and other	(182)	(545)	(102)
(Purchases) sales of noncontrolling interests, net	(1,620)	4,763	510
Payment of common stock dividend	(55)	(384,426)	—
Increase in cash held on behalf of unconsolidated affiliates	28,996	17,798	23,167
Distributions to noncontrolling interests	(75,967)	(77,760)	(67,791)

Net cash used in financing activities	(67,613)	(42,960)	(64,208)

Cash flows of discontinued operations:
Operating cash flows	—	(8,745)	19,448
Investing cash flows	—	(11,383)	(43,801)
Financing cash flows	—	53,142	(481)
Effect of exchange rate changes on cash	—	(79)	(501)

Net cash provided by (used in) discontinued operations	—	32,935	(25,335)

Net increase (decrease) in cash and cash equivalents	27,538	9,381	(18,431)
Cash and cash equivalents at beginning of period	51,203	41,822	60,253

Cash and cash equivalents at end of period	$78,741	$51,203	$41,822

Supplemental information:
Interest paid — continuing operations	$96,870	$78,572	$62,089
Income taxes paid — continuing operations	24,874	8,114	31,127
Interest paid — discontinued operations	—	772	1,781
Income taxes paid — discontinued operations	—	15,835	2,001
Non-cash transactions:
Spin-off of U.K. subsidiary	$—	$(193,843)	$—
Assets acquired under capital lease obligations — continuing operations	1,753	10,515	16,983

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

(1)	Summary of Significant Accounting Policies and Practices

(a) Description of Business

United Surgical Partners International, Inc., a Delaware corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and management of ambulatory surgery centers, surgical hospitals and related businesses. At December 31, 2013, the Company, headquartered in Dallas, Texas, operated 214 short-stay surgical facilities in the United States. Of these 214 facilities, the Company consolidates the results of 65 and accounts for 149 under the equity method. The majority of the Company’s facilities are jointly owned with local physicians and a not-for-profit healthcare system (hospital partner) that has other healthcare businesses in the region. At December 31, 2013, the Company had agreements with hospital partners providing for joint ownership of 148 of the Company’s 214 facilities and also providing a framework for the planning and construction of additional facilities in the future. All but two of the Company’s facilities include physician owners.

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

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Company operates in one business segment, the ownership and operation of surgical facilities in the United States.

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

The Company’s wholly-owned insurance subsidiary maintains certain balances in cash and cash equivalents that are used in connection with its retained professional and general liability risks and are not designated for general corporate purposes. At December 31, 2013 and 2012, these cash and cash equivalents balances were $4.4 million and $2.9 million, respectively.

(f) Available for Sale Securities

At December 31, 2013 and 2012, the Company had $10.8 million and $10.7 million, respectively, of marketable securities, which are held by the Company’s wholly-owned insurance subsidiary. These investments are used in connection with its retained professional and general liability risks and are not designed for general corporate purposes. The marketable securities consist of U.S. Treasury and corporate debt, are classified as available for sale and are recorded at fair value on the consolidated balance sheet. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. Premiums and discounts on debt securities are amortized or accreted over the life of the related available for sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

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

(i) Goodwill and Intangible Assets

Intangible assets consist of costs in excess of net assets acquired (goodwill), costs of acquired management and other contract service rights, and other intangibles, which consist primarily of debt issue costs. Most of the Company’s intangible assets have indefinite lives. Accordingly, these assets, along with goodwill, are not amortized but are instead tested for impairment annually, or more frequently if changing circumstances warrant. Goodwill is tested for impairment at the reporting unit level. Prior to spinning off its U.K. operations in April 2012, the Company had two reporting units, corresponding to the two countries in which it operated. The Company now operates in one segment and tests goodwill within one reporting unit. The Company amortizes intangible assets with definite useful lives over their respective useful lives to their estimated residual values and reviews them for impairment in the same manner as long-lived assets, discussed below.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(l) Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments at fair value and records the value on its consolidated balance sheet as an asset or liability. The Company does not engage in derivative instruments for speculative purposes. The Company’s derivatives (interest rate swaps) qualified for hedge accounting, and therefore gains or losses that resulted from changes in the values of the Company’s derivatives were reported in accumulated other comprehensive income (loss), a separate component of equity.

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

With respect to management and contract service revenues, amounts are also recognized as services are provided. The Company is party to agreements with certain surgical facilities, hospitals and physician practices to provide management services. As compensation for these services each month, the Company charges the managed entities management fees which are either fixed in amount or represent a fixed percentage of each entity’s earnings, typically defined as net revenue less a provision for doubtful accounts or operating income. In many cases the Company also holds equity ownership in these entities (Note 11). Amounts charged to consolidated facilities eliminate in consolidation.

(n) Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations in which the Company operates. The Company provides for bad debts principally based upon the aging of accounts receivable and uses specific identification to write off amounts against its allowance for doubtful accounts. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2013 and 2012. The Company has a risk of incurring losses if such allowances are not adequate.

(o) Investments and Equity in Earnings of Unconsolidated Affiliates

Investments in unconsolidated companies in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. The Company’s ownership in these entities range from 5% to 72%. Certain investments in unconsolidated companies in which the Company owns a majority interest are not consolidated due to the substantive participating rights of the minority owners.

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

Prior to April 3, 2012, the Company operated seven facilities in the United Kingdom. On April 3, 2012, the Company distributed the stock of its U.K. subsidiary to the equity holders of Parent. Subsequent to April 3, 2012, the Company has no further ownership in the U.K. operations. The Company’s former U.K. operations have now been classified as “discontinued operations” in its historical results of operations. Because GAAP requires spin-off transactions to be accounted for at carrying value, there was no gain or loss recorded on the spin-off of the U.K. operations.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The table below summarizes certain amounts related to the Company’s discontinued operations for the periods presented (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues	$36,528	$110,983

Income (loss) from discontinued operations before income taxes	$5,137	$(94,217)
Income tax expense	(2,064)	(16,816)

Income (loss) from discontinued operations	$3,073	$(111,033)

Loss on disposal of discontinued operations before income taxes	$—	$(902)
Income tax benefit	—	373

Total loss from disposal of discontinued operations	$—	$(529)

In January 2013, the Company contributed two surgery centers previously acquired to a joint venture with one of its hospital partners, a Baylor Scott & White Health affiliated entity (Baylor Scott & White), also a related party (Note 11). Baylor Scott & White paid the Company approximately $9.0 million for ownership interests in the two surgery centers. The Company continues to account for these facilities under the equity method.

Equity method investments that are sold do not represent discontinued operations under GAAP. During 2012 and 2011, the Company completed sales of investments in seven facilities operated through unconsolidated affiliates, including its equity ownership in these entities as well as the related rights to manage the facilities. The Company did not dispose of any facility it operated through an unconsolidated affiliate during 2013. Gains and losses on the disposals of these investments are classified within “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations. These transactions are summarized below:

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the year ended December 31, 2013, the Company obtained control of the following entities:

Effective Date	Facility Location	Amount
Investments
December 2013	Houston, Texas(1)	$12.4 million
May 2013	Houston, Texas(1)	1.5 million
May 2013	Houston, Texas(2)	4.9 million

Total		$18.8 million

(1)

Acquisition of a controlling interest in and right to manage a surgical facility in which the Company previously had no involvement. The facility is jointly owned with a hospital partner and local physicians. The adjustments to arrive at pro forma operating results for these acquisitions are not material.

(2)

Acquisition of a controlling interest in a surgical facility in which the Company already had ownership and already managed. The facility is jointly owned with a hospital partner and local physicians. The Company recorded a loss of approximately $0.8 million as a result of adjusting the carrying value of its existing ownership to fair value as required by GAAP. The loss is included in “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations. The following table presents the unaudited pro forma results as if the Company had acquired this facility on January 1 of each year. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisitions had been completed on the dates indicated, nor is it indicative of the future operating results of the Company.

	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In thousands)
Total revenues	$623,227	$563,061
Net income attributable to USPI’s common stockholder	$48,256	$30,736

The Company controls 65 of its entities and therefore consolidates their results. However, the Company accounts for a majority (149 of its 214 facilities at December 31, 2013) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity. The majority of these investments are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	2013	2012	2011
Unconsolidated facilities operated at year-end	149	149	141
Income statement information:
Revenues	$1,789,941	$1,731,905	$1,538,030
Operating expenses:
Salaries, benefits, and other employee costs	434,627	401,521	360,519
Medical services and supplies	438,616	429,516	360,148
Other operating expenses	402,561	390,227	352,667
Gain on asset disposals, net	(2,037)	(6,280)	(309)
Depreciation and amortization	72,921	72,027	66,608

Total operating expenses	1,346,688	1,287,011	1,139,633

Operating income	443,253	444,894	398,397
Interest expense, net	(31,115)	(34,551)	(33,719)
Other, net	(197)	426	(15)

Income before income taxes	$411,941	$410,769	$364,663

Balance sheet information:
Current assets	$380,769	$364,510	$333,203
Noncurrent assets	558,744	576,350	613,114
Current liabilities	225,170	218,434	192,802
Noncurrent liabilities	369,371	402,955	438,523

The Company’s equity method investment in Texas Health Ventures Group, L.L.C., is considered significant to the Company’s 2013 consolidated financial statements under regulations of the SEC. As a result, the Company has filed Texas Health Ventures Group, L.L.C.’s consolidated financial statements with this Form 10-K for the required periods.

The Company also regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in unconsolidated affiliates that need capital for acquisitions, new construction or other business growth opportunities. During the year ended December 31, 2013, these transactions resulted in a net cash outflow of approximately $33.3 million, which is summarized as follows:

Effective Date	Facility Location	Amount
Investments
December 2013	Dallas, Texas(1)	$22.0 million
December 2013	Effingham, Illinois(2)	5.1 million
August 2013	Fort Worth, Texas(3)	2.4 million
Various	Various(4)	3.8 million

Total		$33.3 million

(1)	Investment of additional funds in an existing joint venture with one of the Company’s hospital partners.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(2)	Acquisition of additional ownership in a surgical facility in which the Company already held ownership and already managed. The facility is jointly owned with local physicians.

(3)	Acquisition of ownership in a partnership that is constructing a new building for one of the Company’s facilities.

(4)	Represents the net payment related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

(4)	Noncontrolling Interests

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

During the year ended December 31, 2013, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $5.7 million and $4.1 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net income (loss) attributable to USPI’s common stockholder	$48,278	$30,791	$(50,844)
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(10,356)	(18,664)	(7,220)
Increase (decrease) in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	6,431	1,568	(473)

Net transfers to noncontrolling interests	(3,925)	(17,096)	(7,693)

Change in equity from net income (loss) attributable to USPI and transfers to non-controlling interests	$44,353	$13,695	$(58,537)

Upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions, and the income attributable to those interests, are not included as part of the Company’s equity and are carried as noncontrolling

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

interests-redeemable on the Company’s consolidated balance sheets. The activity for the years ended December 31, 2013, 2012 and 2011 is summarized below (in thousands):

Noncontrolling Interests — Redeemable
Balance, December 31, 2010	$81,668
Net income attributable to noncontrolling interests	61,386
Distributions to noncontrolling interests	(59,701)
Purchases of noncontrolling interests	(1,951)
Sales of noncontrolling interests	18,422
Acquisition of new businesses	6,844

Balance, December 31, 2011	106,668
Net income attributable to noncontrolling interests	63,909
Distributions to noncontrolling interests	(67,278)
Purchases of noncontrolling interests	(9,968)
Sales of noncontrolling interests	25,948
Acquisition of new businesses	34,120

Balance, December 31, 2012	153,399
Net income attributable to noncontrolling interests	67,656
Distributions to noncontrolling interests	(66,711)
Purchases of noncontrolling interests	(12,057)
Sales of noncontrolling interests	12,283
Acquisition of new businesses	12,008

Balance, December 31, 2013	$166,578

(5)	Other Investments

The consolidated financial statements include the financial statements of USPI and subsidiaries the Company effectively controls, usually indicated by majority ownership. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights.

The Company has ownership in an entity that operates and manages nine surgical facilities in the Houston, Texas area. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company is able to make the decisions that are most significant to the operations of the entity and has provided all of the funding for the entity, which the entity has used to acquire surgical facilities. The Company is entitled to a majority of the entity’s earnings until the Company has received a specified return on the investment. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the years ended December 31, 2013 or 2012. At December 31, 2013 and 2012, the total assets of this entity were $123.6 million and $80.1 million, and the total liabilities owed to third parties were $24.8 million and $17.6 million, respectively. Such amounts are included in the accompanying consolidated balance sheets.

(6)	Other Receivables

Other receivables consist primarily of amounts receivable for services performed and funds advanced under management and administrative service agreements. As discussed in Note 11, many of the entities to which the

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Company provides management and administrative services are related parties, due to the Company being an investor in those facilities. At December 31, 2013 and 2012, the amounts receivable from related parties, which are included in other receivables on the Company’s consolidated balance sheet, totaled $8.2 million and $7.5 million, respectively.

(7)	Property and Equipment

At December 31, 2013 and 2012, property and equipment consisted of the following (in thousands):

	Estimated Useful Lives	2013	2012
Land	—	$6,736	$4,441
Buildings and leasehold improvements	10-40 years	116,850	110,497
Equipment and software	3-15 years	137,198	110,962
Furniture and fixtures	5-10 years	6,080	5,459
Construction in progress	—	1,400	2,312

		268,264	233,671
Accumulated depreciation		(135,790)	(107,145)

Net property and equipment		$132,474	$126,526

At December 31, 2013 and 2012, assets recorded under capital lease arrangements, included in property and equipment, consisted of the following (in thousands):

	2013	2012
Land and buildings	$21,087	$21,087
Equipment and furniture	6,315	10,967

	27,402	32,054
Accumulated amortization	(10,279)	(11,744)

Net property and equipment under capital leases	$17,123	$20,310

During 2012 and 2013, the Company developed and implemented an electronic healthcare record (EHR) software system for twelve hospitals the Company operates. The hospitals are eligible for federal incentive payments over a four year period beginning in 2013 that would result in the Company receiving the $15.4 million that is classified within property and equipment at December 31, 2013. Incentive amounts are accrued as income by the hospitals, which are partially-owned by the Company, at the end of each year once the hospitals have completed the required service period and patient service data required to estimate the incentive amount is known. The incentive payments are forwarded to the Company upon receipt by each hospital. During 2013, the Company accrued $3.5 million of pretax income related to these incentives.

(8)	Goodwill and Intangible Assets

Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment at least annually, with tests of goodwill occurring at the reporting unit level (defined as an operating segment or one level below an operating segment). Prior to spinning off its U.K. operations in April 2012, the Company had two reporting units, corresponding to the two countries in which it operated. The Company now operates in one business segment, the ownership and operation of surgical facilities in the U.S.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values.

The Company completed the required annual impairment tests during 2013, 2012 and 2011. No impairment losses were identified as a result of these goodwill impairment tests during 2013 or 2012. In 2011, the Company recorded a goodwill impairment loss of $107.0 million related to its former U.K. reporting unit due primarily to declining market values of businesses similar to the Company’s former U.K. operations as well as general economic conditions which affected the demand for its services in this market. Due to the spin-off of the U.K. subsidiary in April 2012, this impairment charge is now included within “discontinued operations” in the Company’s consolidated statement of operations.

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

As a result of impairment testing performed on the Company’s indefinite-lived management contracts, the Company recorded impairment losses on one contract in 2013, one contract in 2012, and two contracts in 2011. These losses totaled approximately $3.2 million, $1.7 million and $1.2 million, respectively, and were primarily triggered by a reduction in the Company’s expected earnings under the contracts. Fair values for indefinite-lived intangible assets are estimated based on market multiples and discounted cash flow models which have been derived from the Company’s experience in acquiring surgical facilities, market participant assumptions and third-party valuations it has obtained with respect to such transactions. The inputs used in these models are Level 3 inputs, which under GAAP, are significant unobservable inputs. Inputs into these models include expected revenue growth, expected gross margins and discount factors. Such expense is recorded in “Net (gains) losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of operations.

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 (in thousands):

	United States	United Kingdom	Total
Balance at December 31, 2011	$1,095,827	113,518	1,209,345
Additions	99,859	—	99,859
Other	—	(113,518)	(113,518)

Balance at December 31, 2012	1,195,686	—	1,195,686
Additions	35,162	—	35,162
Disposals	(1,566)	—	(1,566)

Balance at December 31, 2013	$1,229,282	$—	$1,229,282

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Goodwill additions resulted primarily from business combinations and additionally from purchases of additional interests in subsidiaries. In the United Kingdom, the other changes were related to the spin-off of the U.K. subsidiary in April 2012.

Intangible assets with definite useful lives are amortized over their respective estimated useful lives, ranging from approximately one to ten years, to their estimated residual values. The majority of the Company’s management contracts have indefinite useful lives. Most of these contracts have evergreen renewal provisions that do not contemplate a specific termination date. Some of the contracts have provisions which make it possible for the facility’s other owners to terminate them at certain dates and under certain circumstances. Based on the Company’s history with these contracts, the Company’s management considers the lives of these contracts to be indefinite and therefore does not amortize them unless facts and circumstances indicate otherwise.

The following is a summary of intangible assets at December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Management and other service contracts	$19,857	$(15,047)	$4,810
Other	39,727	(9,094)	30,633

Total	$59,584	$(24,141)	$35,443

Indefinite Useful Lives
Management contracts			320,676

Total intangible assets			$356,119

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Management and other service contracts	$19,757	$(12,534)	$7,223
Other	38,054	(7,266)	30,788

Total	$57,811	$(19,800)	$38,011

Indefinite Useful Lives
Management contracts			321,411

Total intangible assets			$359,422

Amortization expense from continuing operations related to intangible assets with definite useful lives was $3.2 million and $2.6 million for the year ended December 31, 2013 and 2012, respectively. The amortization of debt issuance costs, which is included within interest expense, was $4.3 million and $4.0 million in for the year ended December 31, 2013 and 2012, respectively.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table provides estimated amortization expense, including amounts that will be classified within interest expense, related to intangible assets with definite useful lives for each of the years in the five-year period ending December 31, 2018 (in thousands):

2014	$7,805
2015	7,795
2016	5,804
2017	5,241
2018	4,417

(9)	Long-term Debt

At December 31, 2013 and 2012, long-term debt consisted of the following (in thousands):

	2013	2012
Amended senior secured credit facility	$972,449	$976,338
Senior unsecured notes, due 2020	440,000	440,000
Notes payable to financial institutions	37,364	37,891
Capital lease obligations (Note 10)	23,795	25,305

Total long-term debt	1,473,608	1,479,534
Current portion	(18,916)	(17,913)

Long-term debt, less current portion	$1,454,692	$1,461,621

(a) Amended senior secured credit facility

In April 2012, the Company amended its existing credit facility. The amended credit facility provided a new term loan and modified the terms of the Company’s existing term loan. The amended credit facility provided for borrowings consisting of $144.4 million in non-extended term loans which was to mature in April 2014; $312.4 million in extended term loans maturing in April 2017; $375.0 million in new term loans maturing in April 2019; and $125.0 million under a revolving facility maturing in April 2017. In December 2012, the Company borrowed an additional $150.0 million in a new term loan. The non-extended, extended and new term loans each require quarterly principal payments of 0.25% of the outstanding balance as of April 3, 2012 with the remaining balances due at maturity. No principal payments are required on the revolving credit facility until its maturity in 2017. In February 2013, the Company further amended its credit facility and committed to borrow $150.0 million, which was used to repay the non-extended term loan of $144.4 million and related fees and expenses. The transaction was completed in April 2013. The new $150.0 million term loan also matures in April 2019.

Interest rates on the amended credit facility are based on the LIBOR plus a margin of 3.5% to 3.75%. Additionally, the Company pays 0.50% per annum on the daily-unused commitment of the new revolving credit facility. The Company also pays a quarterly participation fee of 2.13% per annum related to outstanding letters of credit.

At December 31, 2013, the Company had $972.4 million outstanding under the amended credit facility at a weighted average interest rate of approximately 4.6%. At December 31, 2013, the Company had $123.4 million available for borrowing under the revolving credit facility, representing the facility’s $125.0 million capacity, net of $1.6 million of outstanding letters of credit.

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

Fees paid for unused portions of the credit facility were approximately $0.6 million, $0.5 million and $0.4 million in the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included within interest expense in the Company’s consolidated statements of operations.

(b) Senior unsecured notes

The 9.0% senior unsecured notes, due in April 2020 (Notes) were issued in a private offering on April 3, 2012 and were subsequently registered as publicly traded securities through a Form S-4 declared effective by the SEC on September 5, 2012. The exchange offer was completed in October 2012. Interest on the Notes is payable on April 1 and October 1 of each year, and commenced on October 1, 2012. The Notes are unsecured senior obligations of the Company; however, the Notes are guaranteed by most of the Company’s directly and indirectly 100%-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sells assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. At December 31, 2013, the Company had $440.0 million of Notes outstanding.

(c) Other Long-term Debt

The Company and its subsidiaries have notes payable to financial institutions and other parties of $37.4 million, which mature at various dates through 2023 and accrue interest at fixed and variable rates ranging from 3.0% to 8.3%. Capital lease obligations in the carrying amount of $23.8 million are secured by underlying real estate and equipment and have implicit interest rates ranging from 1.6% to 17.0%.

At year-end, the aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2013 were as follows (in thousands): 2014, $18,916; 2015, $17,380; 2016, $16,429; 2017, $311,241; 2018, $12,594 and thereafter, $1,097,048.

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for traded debt securities. At December 31, 2013, both the aggregate carrying amount and estimated fair value of long-term debt was approximately $1.5 billion. At December 31, 2012, both the aggregate carrying amount and estimated fair value of long-term debt was approximately $1.5 billion. The fair value of debt is classified within Level 2 of the valuation hierarchy.

As a result of the amendments to the Company’s credit facility and new borrowings described above, the Company recorded a loss on the early retirement of debt of $5.5 million and $37.5 million, during the years ended December 31, 2013 and 2012, respectively. The loss on the early retirement of debt represents finance and legal fees, the write off of debt issuance costs and the premium paid to retire its previously outstanding bonds in 2012.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(10)	Leases

The Company leases various office equipment and office space under a number of operating lease agreements, which expire at various times through the year 2027. Such leases do not involve contingent rentals, nor do they contain significant renewal or escalation clauses. Office leases generally require the Company to pay all executory costs (such as property taxes, maintenance and insurance).

Minimum future payments under noncancelable leases, with remaining terms in excess of one year as of December 31, 2013 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31,
2014	$4,830	$16,948
2015	4,437	15,457
2016	3,756	14,150
2017	3,503	12,832
2018	3,524	10,599
Thereafter	19,196	26,036

Total minimum lease payments	39,246	$96,022

Amount representing interest	(15,451)

Present value of minimum lease payments	$23,795

Total rent expense from continuing operations under operating leases was $19.0 million, $15.8 million and $15.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(11)	Related Party Transactions

The Company has entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3% to 8%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $71.1 million, $67.6 million and $60.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Such amounts are included in management and contract service revenues in the accompanying consolidated statements of operations.

As discussed in Notes 2, 3 and 4, the Company regularly engages in purchases and sales of ownership interests in its facilities. The Company operates 31 surgical facilities in partnership with Baylor Scott & White and local physicians in the Dallas/Fort Worth area. Baylor Scott & White Health’s Chief Executive Officer is a member of the Company’s board of directors. The following table summarizes transactions with Baylor Scott & White during 2013 and 2011. The Company did not sell any ownership interests in facilities to Baylor in 2012.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company believes that the sale prices were approximately the same as if they had been negotiated on an arms’ length basis, and the prices equaled the value assigned by an external appraiser who valued the businesses immediately prior to the sale.

Date	Facility Location		Proceeds	Gain

January 2013	Dallas, Texas	(1)	$9.0 million	$	— million

August 2011	Dallas, Texas	(2)	$1.6 million	$	— million

(1)	The Company contributed two surgery centers to a joint venture with Baylor Scott & White. The Company continues to account for these facilities under the equity method.

(2)	Baylor Scott & White acquired a controlling interest in this facility. The Company continues to account for this facility under the equity method of accounting.

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $2.0 million for the years ended December 31, 2013, 2012 and 2011. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At December 31, 2013, the Company had approximately $7.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $6.7 million is included in other long term liabilities in the accompanying consolidated balance sheet. At December 31, 2012, the Company had approximately $6.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $5.7 million is included in other long term liabilities in the accompanying consolidated balance sheet.

(12)	Income Taxes

Income tax expense attributable to income from continuing operations consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2013:
U.S. federal	$20,768	$6,169	$26,937
State and local	4,685	(233)	4,452

Total income tax expense	$25,453	$5,936	$31,389

	Current	Deferred	Total
Year ended December 31, 2012:
U.S. federal	$14,592	$2,202	$16,794
State and local	3,238	1,470	4,708

Total income tax expense	$17,830	$3,672	$21,502

	Current	Deferred	Total
Year ended December 31, 2011:
U.S. federal	$19,151	$15,194	$34,345
State and local	4,155	1,418	5,573

Total income tax expense	$23,306	$16,612	$39,918

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Computed “expected” tax expense	$55,457	$42,670	$59,698
Increase (reduction) in income taxes resulting from:
Book income of consolidated entities attributable to noncontrolling interests	(27,574)	(25,424)	(24,424)
State tax expense, net of federal benefit	2,811	3,453	3,970
Nondeductible goodwill	279	83	215
Other	416	720	459

Total	$31,389	$21,502	$39,918

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss and other tax carryforwards	$5,487	$4,949
Accrued expenses	19,775	16,446
Bad debts/reserves	4,418	4,711
Other	3,188	2,679

Total deferred tax assets	32,868	28,785
Valuation allowance	(3,256)	—

Total deferred tax assets, net	$29,612	$28,785

Deferred tax liabilities:
Basis difference of acquisitions	$189,575	$175,382
Accelerated depreciation	(4,127)	(2,081)
Other	3,374	3,550

Total deferred tax liabilities	$188,822	$176,851

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company carries a valuation allowance against certain of its deferred tax assets, which relates to deferred tax assets that have restrictions as to use and are not considered more likely than not to be realized. If the Company’s estimates related to the above items change significantly, the Company may need to alter the amount of its valuation allowance in the future through a favorable or unfavorable adjustment to net income.

At December 31, 2013, the Company had federal net operating loss carryforwards for U.S. federal income tax purposes of approximately $9.0 million. The Company’s ability to offset future taxable income with these

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

carryforwards would begin to be forfeited in 2020, if unused. The Company believes that it is more likely than not that it will be able to generate state taxable income in future periods to utilize its state net operating loss carryforwards.

The Company has analyzed its income tax filing positions in all of the federal and state jurisdictions where it is required to file income tax returns for all open tax years in these jurisdictions for uncertainty in tax positions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2010 through 2012. The Company believes, based on the facts and technical merits associated with each of its income tax filing positions and deductions, that each of its income tax filing positions would be sustained on audit. Further, the Company has concluded that to the extent any adjustments to its income tax filing positions were not to be sustained upon an IRS or other audit, such adjustments would not have a material effect on the Company’s consolidated financial statements. As a result, no reserves for uncertain income tax positions have been recorded. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. The Company has not recorded any material amounts for interest or penalties related to audit or other activity.

(13)	Equity and Equity-Based Compensation

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

The Company’s parent, USPI Group Holdings, Inc., has granted stock options and nonvested share awards to certain employees and members of the board of directors. These awards were granted pursuant to the 2007 Equity Incentive Plan (the Plan) which was adopted by Parent’s board of directors. The board of directors or a designated administrator has the sole authority to determine which individuals receive grants, the type of grant to be received, the vesting period and all other option terms. Stock options granted generally have a term not to exceed eight years. At December 31, 2013, a maximum of 26,630,457 shares of stock may be delivered under the Plan. As 11,191,000 shares have been delivered under the Plan, 15,439,457 remained available for delivery, with 15,288,646 awards having been granted at December 31, 2013.

Total equity-based compensation included in the consolidated statements of operations, classified by line item, is as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Salaries, benefits and other employee costs	$510	$445	$404
General and administrative expenses	1,331	987	833
Other operating expenses	—	245	—

Expense before income tax benefit	1,841	1,677	1,237
Income tax benefit	(613)	(247)	(206)

Total equity-based compensation expense, net of tax	$1,228	$1,430	$1,031

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Total equity-based compensation, included in the consolidated statements of operations, classified by type of award, is as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Share awards	$543	$641	$835
Stock options	1,298	791	402
Warrants	—	245	—

Expense before income tax benefit	1,841	1,677	1,237
Income tax benefit	(613)	(247)	(206)

Total equity-based compensation expense, net of tax	$1,228	$1,430	$1,031

Total unrecognized compensation related to nonvested awards of stock options and nonvested shares was $12.4 million at December 31, 2013 of which $3.8 million is expected to be recognized over a weighted average period of approximately two years. The remaining $8.6 million relates to restricted share awards exchanged in conjunction with the merger and will be expensed only upon the occurrence of a change in control or other qualified exit event.

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

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Assumptions:
Expected life in years	4.82	4.82	4.82
Risk-free interest rates	0.75-1.36%	0.67-0.74%	0.93-2.35%
Dividend yield	0.0%	0.0%	0.0%
Volatility	45.16%	45.16%	45.16%
Weighted average grant-date fair value	$0.62	$0.54	$0.75

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Stock option activity during the year ended December 31, 2013 was as follows:

Stock Options	Number of Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	2,910	$0.47	6.5	$1,840
Additional grants	3,495	1.59	—	—
Exercised	(11)	0.29	—	—
Forfeited or expired	(180)	0.95	—	—

Outstanding at December 31, 2013	6,214	$1.09	6.5	$4,131

Exercisable at December 31, 2013	1,418	$0.37	5.0	$1,962

During the year ended December 31, 2012, the majority of the options exercised were cashless and were exercised in conjunction with the April 2012 dividend payment. During the years ended December 31, 2013 and 2011, the Company received immaterial cash proceeds from the exercise of stock options. The total intrinsic value of options exercised during the year ended December 31, 2012 was $8.2 million.

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

Additionally, in conjunction with the merger in April 2007, Parent cancelled 379,000 restricted share awards of the Company’s predecessor. These share awards were replaced with 2,212,957 nonvested shares of Parent. This cancellation and exchange was accounted for as a modification. The replacement awards vest only upon the occurrence of a change in control or other exit event as defined in the award agreement and Company performance. As a result of the modification, approximately $8.6 million of unamortized compensation cost related to the Predecessor awards will only be expensed upon the occurrence of a change in control or qualified exit event, and the completion of the derived service period. At December 31, 2013, 2,139,396 of these share awards remained outstanding and unvested.

The grants of nonvested share awards, excluding the awards exchanged concurrent with the merger, during the year ended December 31, 2013 are summarized as follows:

Nonvested Shares	Number of Shares (000)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2013	6,985	$0.50
Additional grants	40	1.59
Vested	(60)	1.85
Forfeited	(30)	1.85

Nonvested at December 31, 2013	6,935	$0.49

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The weighted average grant-date fair value per share award was $1.59 and $1.85 for the years ended December 31, 2013 and 2011, respectively. No nonvested shares were granted during 2012. The total fair value of shares which vested during the years ended December 31, 2013, 2012 and 2011 was approximately $0.1 million, $0.2 million and $3.5 million, respectively.

Warrants

During 2009, Parent granted warrants to a hospital partner that holds ownership in some of the Company’s facilities. The warrants are to purchase Parent’s common stock and were fully vested and non-forfeitable at the date of grant but contained exercise restrictions. The fair value of the warrants was determined using the Black Scholes formula. The assumptions included an expected life equal to the contractual life of approximately 8 1/2 years; a risk free interest rate of 2.7%; a dividend yield of 0.0%; and an estimated volatility of approximately 58%. In this grant, the hospital partner received 333,330 warrants with an original exercise price of $3.00 per share, of which 55,555 were exercisable immediately; the exercise restrictions on additional tranches of 55,555 warrants lapsed each December 1 which began in 2009 and ended in 2013. At December 31, 2013, 333,330 warrants are exercisable.

During 2008, one of the Company’s hospital partners, Baylor Scott & White Health, was granted 666,666 warrants to purchase Parent’s common stock with an original exercise price of $3.00 per share. The warrants were fully vested and nonforfeitable but contained exercise restrictions. The exercise restrictions on 111,111 warrants lapsed each December 31 which began in 2008 and ended in 2013. The warrants have a contractual life of ten years. The fair value of the warrants was determined using the Black Scholes formula. The assumptions included an expected life equal to the contractual life of the warrants; a risk free interest rate of 3.5%, a dividend yield of 0.0%; and an estimated volatility of approximately 59%. Baylor Scott & White Health’s Chief Executive Officer is a member of the Company’s Board of Directors (Note 11). At December 31, 2013, 666,666 warrants are exercisable.

During 2007, Parent granted a total of 2,333,328 warrants to purchase its common stock to four of the Company’s hospital partners. The exercise price of the warrants was originally $3.00 per share. All of the warrants were fully vested and non-forfeitable but contained exercise restrictions. At December 31, 2013, all 2,333,328 warrants are exercisable. The warrants have a contractual life of eight to ten years. The fair value of the warrants was determined using the Black Scholes formula. The assumptions included an expected life equal to the contractual life of each warrant; a risk free interest rate of 3.6% to 4.6%; a dividend yield of 0.0%; and an estimated volatility of approximately 59%.

Because all of the warrants granted by Parent were fully vested, the expense associated with all of the warrants was recorded upon grant.

In conjunction with the dividends that were paid by the Company in 2012, the Company lowered the exercise price on the outstanding warrants by an amount equal to the per share dividend. As a result of this modification, the Company recorded an additional $0.2 million of other operating expense in 2012. At December 31, 2013, the exercise price is $1.39 per share.

(14)	Commitments and Contingencies

(a) Financial Guarantees

As of December 31, 2013, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $48.5 million. Of the total, $10.3 million relates to the obligations of

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $31.3 million of the remaining $38.2 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $6.9 million primarily represents guarantees of the obligations of four facilities which have been sold. The Company has full recourse to the buyers with respect to these amounts.

The Company has recorded long-term liabilities totaling approximately $0.7 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2030, and (e) provide no recourse for the Company to recover any amounts from third parties. The Company also has $1.6 million of letters of credit outstanding, as discussed in Note 9.

(b) Litigation

From time to time the Company is named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings that are expected to have a material adverse impact on the Company.

(c) Self Insurance and Professional Liability Claims

The Company is self-insured for certain losses related to health and workers’ compensation claims, although it obtains third-party insurance coverage to limit its exposure to these claims. The Company estimates its self-insured liabilities using a number of factors including historical claims experience, an estimate of incurred but not reported claims, demographic factors, severity factors and actuarial valuations. The Company believes that the accruals established at December 31, 2013, which were estimated based on actual employee health claim patterns, adequately provide for its exposure under this arrangement. The Company’s potential for losses related to professional and general liability is managed through a wholly-owned insurance captive.

(d) Employee Benefit Plans

The Company’s eligible employees may choose to participate in the United Surgical Partners International, Inc. 401(k) Plan under which the Company may elect to make contributions that match from zero to 100% of participants’ contributions. Charges to expense under this plan were $2.6 million, $2.4 million and $2.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company’s Deferred Compensation Plan covers select members of management as determined by its Compensation Committee. Under the plan, eligible employees may contribute a portion of their salary and annual bonus on a pretax basis. The plan is a non-qualified plan; therefore, the associated liabilities are included in the Company’s consolidated balance sheets as of December 31, 2013 and 2012. In addition, the Company maintains an irrevocable grantor’s trust to hold assets that fund benefit obligations under the plan, including corporate-owned life insurance policies. The cash surrender value of such policies is included in the consolidated balance sheets in other noncurrent assets and totaled $14.6 million and $11.8 million at December 31, 2013 and 2012, respectively. The Company’s obligations related to the plan were $20.0 million and $16.5 million, at December 31, 2013 and 2012, respectively, of which $0.8 million and $1.5 million in 2013 and 2012, respectively, are included in accrued salaries and benefits with the remaining amounts included in other

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

long-term liabilities. Total expense under the plan for the years ended December 31, 2013, 2012 and 2011 was $1.4 million, $1.2 million and $1.2 million, respectively.

(e) Employment Agreements

The Company entered into employment agreements dated April 19, 2007 with Donald E. Steen and William H. Wilcox. The agreement with Mr. Steen, who serves as the Company’s Chairman provides for annual base compensation of $312,500 (as of December 31, 2013), subject to increases approved by the board of directors, a performance bonus based on the sole discretion of the Company’s Board of Directors, and his continued employment until April 19, 2013. After April 19, 2013, the contract automatically renews for additional one year terms unless terminated by either party.

The agreement with Mr. Wilcox, the Company’s Chief Executive Officer, provides for annual base compensation of $650,000 (as of December 31, 2013), subject to increases approved by the board of directors, and Mr. Wilcox is eligible for a performance bonus based on the sole discretion of the Company’s Board of Directors. The agreement renews automatically for two-year terms unless terminated by either party.

At December 31, 2013, the Company has employment agreements with 19 other senior managers which generally include one year terms and renew automatically for additional one year terms unless terminated by either party. The total annual base compensation under these agreements is $6.6 million as of December 31, 2013, subject to increases approved by the board of directors, and performance bonuses of up to a total of $5.7 million per year.

(15)	Subsequent Events

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets:

As of December 31, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$73,765	$4,976	$—	$78,741
Available for sale securities	10,802	—	—	10,802
Accounts receivable, net	—	51,608	—	51,608
Other receivables	79,664	29,938	(85,411)	24,191
Inventories of supplies	1,133	7,916	—	9,049
Prepaids and other current assets	36,200	2,209	—	38,409

Total current assets	201,564	96,647	(85,411)	212,800
Property and equipment, net	37,935	94,245	294	132,474
Investments in affiliates	978,305	33,804	(490,276)	521,833
Goodwill and intangible assets, net	952,765	217,448	415,188	1,585,401
Other assets	27,535	1,451	(810)	28,176

Total assets	$2,198,104	$443,595	$(161,015)	$2,480,684

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,249	$14,158	$—	$17,407
Accrued expenses and other	288,914	75,286	(85,324)	278,876
Current portion of long-term debt	10,182	9,452	(718)	18,916

Total current liabilities	302,345	98,896	(86,042)	315,199
Long-term debt, less current portion	1,403,500	51,685	(493)	1,454,692
Other long-term liabilities	212,637	5,270	(334)	217,573
Parent’s equity	279,622	235,809	(235,809)	279,622
Noncontrolling interests	—	51,935	161,663	213,598

Total liabilities and equity	$2,198,104	$443,595	$(161,015)	$2,480,684

As of December 31, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$42,291	$8,912	$—	$51,203
Available for sale securities	10,741	—	—	10,741
Accounts receivable, net	—	50,108	—	50,108
Other receivables	71,246	25,918	(82,553)	14,611
Inventories of supplies	793	7,224	—	8,017
Prepaids and other current assets	35,460	1,834	—	37,294

Total current assets	160,531	93,996	(82,553)	171,974
Property and equipment, net	31,919	94,184	423	126,526
Investments in affiliates	922,507	—	(438,428)	484,079
Goodwill and intangible assets, net	958,104	185,537	411,467	1,555,108
Other assets	22,328	1,169	(435)	23,062

Total assets	$2,095,389	$374,886	$(109,526)	$2,360,749

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$782	$14,199	$—	$14,981
Accrued expenses and other	248,910	74,718	(82,116)	241,512
Current portion of long-term debt	8,659	10,244	(990)	17,913

Total current liabilities	258,351	99,161	(83,106)	274,406
Long-term debt, less current portion	1,408,963	52,861	(203)	1,461,621
Other long-term liabilities	194,360	5,472	(496)	199,336
Parent’s equity	233,715	182,214	(182,214)	233,715
Noncontrolling interests	—	35,178	156,493	191,671

Total liabilities and equity	$2,095,389	$374,886	$(109,526)	$2,360,749

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Operations:

Year Ended December 31, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$117,959	$526,047	$(27,775)	$616,231
Equity in earnings of unconsolidated affiliates	157,696	7,054	(69,230)	95,520
Operating expenses, excluding depreciation and amortization	89,784	358,546	(27,608)	420,722
Depreciation and amortization	8,826	18,282	130	27,238

Operating income	177,045	156,273	(69,527)	263,791
Interest expense, net	(95,517)	(4,287)	—	(99,804)
Loss on early retirement of debt	(5,536)	—	—	(5,536)
Other income (expense), net	(902)	900	—	(2)

Income before income taxes	75,090	152,886	(69,527)	158,449
Income tax expense	(26,812)	(4,577)	—	(31,389)

Net income	48,278	148,309	(69,527)	127,060
Less: Net income attributable to noncontrolling interests	—	(23,195)	(55,587)	(78,782)

Net income attributable to Parent	$48,278	$125,114	$(125,114)	$48,278

Year Ended December 31, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$112,454	$452,614	$(24,833)	$540,235
Equity in earnings of unconsolidated affiliates	145,387	6,652	(55,646)	96,393
Operating expenses, excluding depreciation and amortization	84,757	316,704	(34,022)	367,439
Depreciation and amortization	7,419	16,412	124	23,955

Operating income	165,665	126,150	(46,581)	245,234
Interest expense, net	(80,293)	(4,965)	—	(85,258)
Loss on early retirement of debt	(37,450)	—	—	(37,450)
Other income (expense), net	(700)	(313)	400	(613)

Income from continuing operations before income taxes	47,222	120,872	(46,181)	121,913
Income tax expense	(19,504)	(1,998)	—	(21,502)

Income from continuing operations	27,718	118,874	(46,181)	100,411
Earnings from discontinued operations, net of tax	3,073	3,212	(3,212)	3,073

Net income	30,791	122,086	(49,393)	103,484
Less: Net income attributable to noncontrolling interests	—	(18,462)	(54,231)	(72,693)

Net income attributable to Parent	$30,791	$103,624	$(103,624)	$30,791

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2011	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$106,481	$416,496	$(23,799)	$499,178
Equity in earnings of unconsolidated affiliates	138,005	3,461	(58,329)	83,137
Operating expenses, excluding depreciation and amortization	79,067	270,353	(21,941)	327,479
Depreciation and amortization	6,635	14,410	132	21,177

Operating income	158,784	135,194	(60,319)	233,659
Interest expense, net	(58,835)	(4,186)	—	(63,021)
Other income (expense), net	(155)	265	(183)	(73)

Income from continuing operations before income taxes	99,794	131,273	(60,502)	170,565
Income tax expense	(39,076)	(842)	—	(39,918)

Income from continuing operations	60,718	130,431	(60,502)	130,647
Loss from discontinued operations, net of tax	(111,562)	(97,846)	97,846	(111,562)

Net income (loss)	(50,844)	32,585	37,344	19,085
Less: Net income attributable to noncontrolling interests	—	(16,978)	(52,951)	(69,929)

Net income (loss) attributable to Parent	$(50,844)	$15,607	$(15,607)	$(50,844)

Condensed Consolidating Statements of Comprehensive Income (Loss):

Year Ended December 31, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$48,278	$148,309	$(69,527)	$127,060
Other comprehensive income:
Unrealized loss on available for sale securities, net of tax	(54)	—	—	(54)

Total other comprehensive loss	(54)	—	—	(54)

Comprehensive income	48,224	148,309	(69,527)	127,006
Comprehensive income attributable to noncontrolling interests	—	(23,195)	(55,587)	(78,782)

Comprehensive income attributable to Parent	$48,224	$125,114	$(125,114)	$48,224

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$30,791	$122,086	$(49,393)	$103,484
Other comprehensive income:
Foreign currency translation adjustments	4,938	4,938	(4,938)	4,938
Unrealized gain on available for sale securities, net of tax	22	—	—	22
Unrealized loss on foreign currency contract, net of tax	(560)	—	—	(560)
Unrealized gain on interest rate swap, net of tax	15	15	(15)	15
Reclassification due to spin-off of U.K. subsidiary:
Foreign currency translation adjustments	58,682	58,682	(58,682)	58,682

Total other comprehensive income	63,097	63,635	(63,635)	63,097

Comprehensive income	93,888	185,721	(113,028)	166,581
Comprehensive income attributable to noncontrolling interests	—	(18,462)	(54,231)	(72,693)

Comprehensive income attributable to Parent	$93,888	$167,259	$(167,259)	$93,888

Year Ended December 31, 2011	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income (loss)	$(50,844)	$32,585	$37,344	$19,085
Other comprehensive income:
Foreign currency translation adjustments	1,272	1,272	(1,272)	1,272
Unrealized gain on interest rate swaps, net of tax	2,560	204	(204)	2,560
Unrealized gain available for sale securities, net of tax	42	—	—	42
Pension adjustments, net of tax	(556)	(556)	556	(556)

Total other comprehensive income	3,318	920	(920)	3,318

Comprehensive income (loss)	(47,526)	33,505	36,424	22,403
Less: Comprehensive income attributable to noncontrolling interests	—	(16,978)	(52,951)	(69,929)

Comprehensive income (loss) attributable to Parent	$(47,526)	$16,527	$(16,527)	$(47,526)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows:

Year Ended December 31, 2013	Guarantor	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$48,278	$148,309	$(69,527)	$127,060
Loss on early retirement of debt	5,536	—	—	5,536
Changes in operating and intercompany assets and liabilities and noncash items included in net income	9,124	10,608	7,564	27,296

Net cash provided by operating activities	62,938	158,917	(61,963)	159,892
Cash flows from investing activities:
Purchases of property and equipment, net	(12,188)	(8,411)	—	(20,599)
Purchases of new businesses and equity interests, net	(24,297)	(18,751)	—	(43,048)
Other items, net	(19,442)	(6,037)	24,385	(1,094)

Net cash used in investing activities	(55,927)	(33,199)	24,385	(64,741)
Cash flows from financing activities:
Long-term borrowings, net	(8,714)	(10,773)	702	(18,785)
Purchases and sales of noncontrolling interests, net	(1,620)	—	—	(1,620)
Distributions to noncontrolling interests	—	(137,932)	61,965	(75,967)
Increase in cash held on behalf of noncontrolling interest holders and other	34,797	19,050	(25,089)	28,758

Net cash provided by (used in) financing activities	24,463	(129,654)	37,578	(67,613)
Net increase (decrease) in cash	31,474	(3,936)	—	27,538
Cash at the beginning of the period	42,291	8,912	—	51,203

Cash at the end of the period	$73,765	$4,976	$—	$78,741

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2012	Guarantor	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$30,791	$122,086	$(49,393)	$103,484
Earnings from discontinued operations	(3,073)	(3,212)	3,212	(3,073)
Loss on early retirement of debt	37,450	—	—	37,450
Changes in operating and intercompany assets and liabilities and noncash items included in net income	26,477	28,812	(12,837)	42,452

Net cash provided by operating activities	91,645	147,686	(59,018)	180,313
Cash flows from investing activities:
Purchases of property and equipment, net	(13,276)	(6,926)	—	(20,202)
Purchases of new businesses and equity interests, net	(103,322)	(37,788)	—	(141,110)
Other items, net	(56)	2,513	(2,052)	405

Net cash used in investing activities	(116,654)	(42,201)	(2,052)	(160,907)
Cash flows from financing activities:
Long-term borrowings, net	400,165	(3,768)	813	397,210
Payment of common stock dividend	(384,426)	—	—	(384,426)
Purchases and sales of noncontrolling interests, net	4,763	—	—	4,763
Distributions to noncontrolling interests	—	(136,555)	58,795	(77,760)
Decrease in cash held on behalf of noncontrolling interest holders and other	(23,049)	39,063	1,239	17,253

Net cash used in financing activities	(2,547)	(101,260)	60,847	(42,960)
Net cash (used in) provided by discontinued operations	33,649	(937)	223	32,935

Net increase in cash	6,093	3,288	—	9,381
Cash at the beginning of the period	36,198	5,624	—	41,822

Cash at the end of the period	$42,291	$8,912	$—	$51,203

Year Ended December 31, 2011	Guarantor	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income (loss)	$(50,844)	$32,585	$37,344	$19,085
Loss from discontinued operations	111,562	97,846	(97,846)	111,562
Changes in operating and intercompany assets and liabilities and noncash items included in net income (loss)	26,940	1,350	5,730	34,020

Net cash provided by operating activities	87,658	131,781	(54,772)	164,667
Cash flows from investing activities:
Purchases of property and equipment, net	(7,955)	(7,241)	—	(15,196)
Purchases of new businesses and equity interests, net	(77,881)	0	—	(77,881)
Other items, net	2,250	12,009	(14,737)	(478)

Net cash used in (provided by) investing activities	(83,586)	4,768	(14,737)	(93,555)
Cash flows from financing activities:
Long-term borrowings, net	(14,265)	(8,236)	2,509	(19,992)
Purchases and sales of noncontrolling interests, net	510	—	—	510
Distributions to noncontrolling interests	—	(122,563)	54,772	(67,791)
Decrease in cash held on behalf of noncontrolling interest holders and other	11,057	(220)	12,228	23,065

Net cash used in financing activities	(2,698)	(131,019)	69,509	(64,208)
Net cash (used in) provided by discontinued operations	(25,362)	27	—	(25,335)

Net increase (decrease) in cash	(23,988)	5,557	—	(18,431)
Cash at the beginning of the period	60,186	67	—	60,253

Cash at the end of the period	$36,198	$5,624	$—	$41,822

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(18)	Selected Quarterly Financial Data (Unaudited)

	2013 Quarters
	First	Second	Third	Fourth
Net revenues	$145,108	$155,236	$151,009	$164,878
Income from continuing operations	24,826	25,515	31,931	44,788
Net income attributable to noncontrolling interests	(17,240)	(18,090)	(20,009)	(23,443)
Net income attributable to USPI’s common stockholder	7,586	7,425	11,922	21,345

	2012 Quarters
	First	Second	Third	Fourth
Net revenues	$128,195	$129,220	$128,305	$154,515
Income from continuing operations	32,968	5,856	26,622	34,321
Net income attributable to noncontrolling interests	(17,680)	(17,348)	(16,638)	(21,027)
Net income (loss) attributable to USPI’s common stockholder	18,724	(11,492)	9,983	13,576

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including case volumes, interest rates, acquisitions, changes in contracts, the timing of price changes, and financing activities. The Company has also completed acquisitions and opened new facilities during 2012 and 2013, all of which significantly affect the comparability of net income (loss) from quarter to quarter. The Company recorded a $37.5 million loss on the early retirement of debt in the second quarter of 2012 due to the Company refinancing transactions in April 2012. In addition, the Company recorded a $5.5 million loss on the early retirement of debt in the second quarter of 2013 due to the Company refinancing transactions in April 2013.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Balance at Beginning of Period	Additions Charged to:		Deductions(1)	Other Items(2)	Balance at End of Period
		Costs and Expenses	Other Accounts
	(In thousands)
Year ended December 31, 2011	$7,481	$9,648	$—	$(9,130)	$577	$8,576
Year ended December 31, 2012	8,576	9,678	—	(9,376)	1,026	9,904
Year ended December 31, 2013	9,904	10,006	—	(10,492)	818	10,236

Valuation allowance for deferred tax assets

	Balance at Beginning of Period	Additions Charged to:		Deductions	Other Items(2)	Balance at End of Period
		Costs and Expenses	Other Accounts
	(In thousands)
Year ended December 31, 2011	$685	$—	$—	$—	$135	$820
Year ended December 31, 2012	820	—	—	—	(820)	—
Year ended December 31, 2013	—	—	—	—	3,256	3,256

(1)	Accounts written off.

(2)	Balances from entities that were acquired or sold and other.

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

S-1

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Consolidated Financial Statements

Years Ended June 30, 2013 and 2012

(With Independent Auditors’ Report Thereon)

1

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

INDEPENDENT AUDITOR’S REPORT

To the Board of Managers

Texas Health Ventures Group, L.L.C.:

We have audited the accompanying consolidated financial statements of Texas Health Ventures Group, L.L.C. and subsidiaries (the “Company”), which comprise the consolidated balance sheets as of June 30, 2013 and 2012, and the related consolidated statements of income and changes in equity, and of cash flows for the years then ended.

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Health Ventures Group, L.L.C. and subsidiaries at June 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

November 8, 2013

Dallas, Texas

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS —

JUNE 30, 2013 AND 2012

	2013	2012
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash	$9,930	$—
Funds due from United Surgical Partners, Inc.	49,323	46,854
Patient receivables, net of allowance for doubtful accounts of $13,099 and $13,313 at June 30, 2013 and 2012, respectively	58,243	61,648
Supplies	11,350	11,200
Prepaid and other current assets	7,099	3,231

Total current assets	135,945	122,933
PROPERTY AND EQUIPMENT, net (Note 2 and 11)	193,958	192,984
OTHER LONG-TERM ASSETS:
Investments in unconsolidated affiliates (Note 4)	2,420	2,503
Goodwill and intangible assets, net (Note 6)	179,568	180,426
Other	175	280

Total assets	$512,066	$499,126

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$31,731	$19,869
Accrued expenses and other	33,346	21,511
Current portion of long-term obligations (Note 7)	11,804	11,688

Total current liabilities	76,881	53,068
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION (Note 7)	145,969	156,815
OTHER LIABILITIES	13,478	13,885

Total liabilities	236,328	223,768
COMMITMENTS AND CONTINGENCIES (Notes 7, 8, 9 and 10)
NONCONTROLLING INTERESTS — REDEEMABLE	53,143	53,844
EQUITY:
Members’ equity	203,450	202,740
Noncontrolling interests — nonredeemable	19,145	18,774

Total equity	222,595	221,514

Total liabilities and equity	$512,066	$499,126

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(In thousands)

	2013	2012
REVENUES:
Net patient service revenue	$691,586	$666,136
Management and royalty fee income (Note 9)	600	547
Other income	2,779	872

Total revenues	694,965	667,555

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES (Note 4)	1,510	1,390

OPERATING EXPENSES:
Salaries, benefits, and other employee costs	154,323	142,634
Medical services and supplies	176,229	160,942
Management and royalty fees (Note 9)	28,276	27,333
Professional fees	4,322	3,624
Other operating expenses	94,734	90,616
Provision for doubtful accounts	19,146	21,119
Depreciation and amortization	26,462	27,291

Total operating expenses	503,492	473,559

Operating income	192,983	195,386
NONOPERATING INCOME (EXPENSES):
Interest expense	(15,524)	(17,044)
Interest income (Note 9)	244	236
Other income (expense), net	249	(271)

Income before income taxes	177,952	178,307
INCOME TAXES	(4,383)	(4,228)

Net income	173,569	174,079
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS — Redeemable	(86,059)	(86,872)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS — Nonredeemable	(5,222)	(5,209)

Net income attributable to the Company	$82,288	$81,998

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(In thousands)

		Equity			Noncontrolling Interests — Nonredeemable
	Total	USP	BUMC	Total
Balance at June 30, 2011	$212,011	$97,210	$97,600	$194,810	$17,201
Net income	87,207	40,917	41,081	81,998	5,209
Distributions to members	(80,418)	(37,834)	(37,986)	(75,820)	(4,598)
Contributions from members	2,425	1,210	1,215	2,425	—
Purchase of noncontrolling interests	193	(595)	(597)	(1,192)	1,385
Sales of noncontrolling interests	96	259	260	519	(423)

Balance at June 30, 2012	221,514	101,167	101,573	202,740	18,774
Net income	87,510	41,062	41,226	82,288	5,222
Distributions to members	(85,718)	(40,250)	(40,411)	(80,661)	(5,057)
Purchase of noncontrolling interests	(1,079)	(534)	(536)	(1,070)	(9)
Sales of noncontrolling interests	368	76	77	153	215

Balance at June 30, 2013	$222,595	$101,521	$101,929	$203,450	$19,145

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(In thousands)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$173,569	$174,079
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	19,146	21,119
Depreciation and amortization	26,462	27,291
Amortization of debt issue costs	9	19
Equity in earnings of unconsolidated affiliates, net of distributions received	83	(205)
Gain on sale of assets	(172)	—
Changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(15,741)	(24,513)
Supplies, prepaids, and other assets	(4,018)	(714)
Accounts payable and accrued expenses	14,343	1,612

Net cash provided by operating activities	213,681	198,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of new businesses and equity interests, net of cash received of $404 for 2012	—	(3,181)
Purchases of property and equipment	(26,875)	(4,642)
Sales of property and equipment	538	—
Change in deposits and notes receivables	182	(17)
Change in funds due from United Surgical Partners, Inc.	(4,321)	(324)

Net cash used in investing activities	(30,476)	(8,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt obligations	23,113	—
Payments on debt obligations	(23,122)	(27,942)
Distributions to noncontrolling interest owners	(91,537)	(87,206)
Purchases of noncontrolling interests	(1,739)	(2,044)
Sales of noncontrolling interests	671	1,403
Distributions to members	(80,661)	(75,820)

Net cash used in financing activities	(173,275)	(191,609)

(DECREASE) INCREASE IN CASH	9,930	(1,085)
CASH, beginning of period	—	1,085

CASH, end of period	$9,930	$—

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$15,868	$17,455
Cash paid for income taxes	4,438	3,837
Noncash transactions:
Noncash assets contributed by Members (Note 3)	—	2,425
Assets acquired under capital leases	1,923	10,724

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consoldiated Financial Statements

YEARS ENDED JUNE 30, 2013 AND 2012

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Texas Health Ventures Group, L.L.C. and subsidiaries (THVG or the Company), a Texas limited liability company, was formed on January 21, 1997, for the primary purpose of developing, acquiring, and operating ambulatory surgery centers and related entities. THVG is ultimately a subsidiary of Baylor Health Care System through the ownership by Baylor University Medical Center of 50.1% (referred to herein as Baylor). USP North Texas, Inc. (USP), a Texas corporation and subsidiary of United Surgical Partners International, Inc. (USPI), owns 49.9% of THVG. THVG’s fiscal year ends June 30. THVG’s subsidiaries’ fiscal years end December 31; however, the financial information of these subsidiaries included in these consolidated financial statements is as of and for the twelve months ended June 30, 2013 and 2012.

THVG owns equity interests in and operates ambulatory surgery centers, surgical hospitals, and related businesses in the Dallas/Fort Worth, Texas, metropolitan area. At June 30, 2013, THVG operated thirty facilities (the Facilities) under management contracts, twenty-nine of which are consolidated for financial reporting purposes and one of which is accounted for under the equity method. In addition, THVG holds equity method investments in two partnerships that each own the real estate used by two of the Facilities.

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

Basis of Accounting

THVG maintains its books and records on the accrual basis of accounting, and the consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Management has determined that the consolidated entities all perform the same business activities and therefore should be considered as one reporting segment.

Principles of Consolidation

The consolidated financial statements include the financial statements of THVG and its wholly owned subsidiaries and other entities THVG controls. All intercompany balances and transactions have been eliminated in consolidation.

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

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Cash Equivalents

THVG considers all highly liquid instruments with original maturities when purchased of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2013 or 2012. Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes. The company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its consolidated statements of cash flows. Book overdrafts included in accounts payables were $10.9 million as of June 30, 2013.

Patient Receivables

Patient receivables are stated at estimated net realizable value. Significant concentrations of patient receivables at June 30, 2013 and 2012 include:

	2013	2012
Commercial and managed care providers	62%	64%
Government-related programs	22%	16%
Self-pay patients	16%	20%

	100%	100%

Receivables from government-related programs (i.e. Medicare and Medicaid) represent the only concentrated groups of credit risk for THVG and management does not believe that there is any credit risk associated with these receivables. Commercial and managed care receivables consist of receivables from various payors involved in diverse activities and subject to differing economic conditions, and do not represent any concentrated credit risk to THVG. THVG maintains allowances for uncollectible accounts for estimated losses resulting from the payors’ inability to make payments on accounts. THVG assesses the reasonableness of the allowance account based on historic write-offs, the aging of accounts and other current conditions. Furthermore, management continually monitors and adjusts the allowances associated with its receivables. Accounts are written off when collection efforts have been exhausted.

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

Intangible Assets and Goodwill

Intangible assets consist of costs in excess of net assets acquired (goodwill), costs associated with the purchase of management service contract rights, and other intangibles. Most of these assets have indefinite lives. Accordingly, these assets are not amortized but are instead tested for impairment annually, using the market and income approach, or more frequently if changing circumstances warrant.

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

The provisions of the accounting standard for goodwill require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. An analysis of the goodwill balance was performed in March of 2013 and no such impairment was identified in 2013 or 2012.

THVG amortizes intangible assets with definite useful lives over their respective useful lives to the estimated residual values and reviews them for impairment in the same manner as long-lived assets, as discussed below.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. In the event of impairment, measurement of the amount of impairment may be based on appraisal, fair values of similar assets or estimates of future undiscounted cash flows resulting from use and ultimate disposition of the asset. No such impairment was identified in 2013 or 2012.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs (Level 3), depending on the nature of the item being valued. The Company does not have financial assets or liabilities measured at fair value on a recurring basis at June 30, 2013. The carrying amounts of cash, funds due from United Surgical Partners, Inc., accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

The fair value of the Company’s long-term debt is determined by Level 2 inputs which are an estimation of the discounted future cash flows of the debt at rates currently quoted or offered to a comparable company for similar debt instruments of comparable maturities by its lenders. At June 30, 2013, the aggregate carrying amount and estimated fair value of long-term debt were $32,367,000 and $33,939,000, respectively. At June 30, 2012, the aggregate carrying amount and estimated fair value of long term debt were $37,754,000 and $37,116,000, respectively.

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

Net patient service revenue from the Medicare and Medicaid programs accounted for approximately 13% of total net patient service revenue in both 2013 and 2012.

Net patient service revenue from managed care contracts accounted for approximately 84% of net patient service revenue in 2013 and 2012.

Net patient service revenue from private payors accounted for approximately 3% of total net patient service revenue in both 2013 and 2012.

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

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates with respect to the six THVG facilities licensed as hospitals may change as interpretations are clarified. These initial estimates are revised as needed until final cost reports are settled.

Income Taxes

No amounts for federal income taxes have been reflected in the accompanying consolidated financial statements because the federal tax effects of THVG’s activities accrue to the individual members.

The Texas franchise tax applies to all THVG entities and is reflected in the accompanying consolidated statements of income. Under the revised law, the tax is calculated on a margin base and is therefore reflected in THVG’s consolidated statements of income for the years ended June 30, 2013 and 2012 as income tax.

THVG follows the provisions of ASC 740, “Income Taxes”, which prescribes a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

As of June 30, 2013 and 2012, THVG had no gross unrecognized tax benefits. THVG files a partnership income tax return in the U.S. federal jurisdiction and a franchise tax return in the state of Texas. THVG is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2007. THVG has identified Texas as a “major” state taxing jurisdiction. THVG does not expect or anticipate a significant change over the next twelve months in the unrecognized tax benefits.

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

In February 2012, the FASB issued ASU 2012-02,“Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines that it is not more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, then performing the two-step impairment test is unnecessary. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012 with early application permitted in an entity’s financial statements that have not yet been issued. THVG plans to reevaluate, on a yearly basis, whether or not to elect to implement this option in testing for impairment to indefinite-lived intangible assets.

2.	PROPERTY AND EQUIPMENT

At June 30, 2013 and 2012, property and equipment and related accumulated depreciation and amortization consisted of the following (in thousands):

	Estimated Useful Lives	2013	2012

Land	—	$11,818	$3,672
Buildings and leasehold improvements	5-25 years	183,405	178,301
Equipment	3-15 years	120,106	112,255
Furniture and fixtures	5-15 years	6,681	6,011
Construction in progress		5,586	2,281

		327,596	302,520
Less accumulated depreciation and amortization		(133,638)	(109,536)

Net property and equipment		$193,958	$192,984

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At June 30, 2013 and 2012, assets recorded under capital lease arrangements included in property and equipment consisted of the following (in thousands):

	2013	2012
Buildings	$125,315	$127,385
Equipment and furniture	13,428	15,292

	138,743	142,677
Less accumulated amortization	(46,865)	(37,669)

Net property and equipment under capital leases	$91,878	$105,008

3.	CAPITAL CONTRIBUTIONS BY MEMBERS

As discussed in Note 1, THVG receives part of its funding through cash and capital contributions from its members. During fiscal year 2012, THVG received noncash capital contributions consisting primarily of investments in partnerships that operate surgery centers in the Dallas/Fort Worth area. These noncash capital contributions, including THVG’s ownership in the investee, are as follows (in thousands):

Investee	Ownership Percentage	Net Assets Contributed	Effective Date
Park Cities Surgery Center, L.L.C.	50.1%	$2,425	August 1, 2011

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

The assets acquired and liabilities assumed resulting from the above contribution is summarized as follows (in thousands):

Current assets	$718
Property and equipment	2,608
Goodwill	4,564
Other noncurrent asset	123

Total assets acquired	8,013
Current liabilities	615
Long-term debt	3,403

Total liabilities assumed	4,018
Noncontrolling interests	1,570

Net assets acquired	$2,425

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

4.	INVESTMENTS IN SUBSIDIARIES AND UNCONSOLIDATED AFFILIATES

THVG’s investments in consolidated subsidiaries and unconsolidated affiliates consisted of the following:

Legal Name	Facility	City	Percentage Owned
			June 30, 2013	June 30, 2012
Consolidated subsidiaries:(1)
DeSoto Surgicare, Ltd.	North Texas Surgery Center	Desoto	52.1%	52.1%
Metroplex Surgicare Partners, Ltd.	Metroplex Surgicare	Bedford	51.8	50.1
Valley View Surgicare Partners, Ltd.	Baylor Surgicare at Valley View	Dallas	50.1	50.1
Fort Worth Surgicare Partners, Ltd.	Baylor Surgical Hospital of Fort Worth	Fort Worth	50.5	50.7
Denton Surgicare Partners, Ltd.	Baylor Surgicare at Denton	Denton	50.1	50.1
Arlington Surgicare Partners, Ltd.	Surgery Center of Arlington	Arlington	50.1	50.1
Garland Surgicare Partners, Ltd.	Baylor Surgicare at Garland	Garland	50.1	50.1
University Surgical Partners of Dallas, L.L.P.	N/A	Dallas	63.7	63.7
Dallas Surgical Partners, L.L.C.	Baylor Surgicare	Dallas	59.5	60.1
MSH Partners, L.L.C.	Mary Shiels Hospital	Dallas	31.9	31.7
North Central Surgical Center, L.L.P.	North Central Surgery Center	Dallas	32.4	32.2
Grapevine Surgicare Partners, Ltd.	Baylor Surgicare at Grapevine	Grapevine	51.9	50.9
Frisco Medical Center, L.L.P.	Baylor Medical Center at Frisco	Frisco	50.4	50.4
Lewisville Surgicare Partners, Ltd.	Baylor Surgicare at Lewisville	Lewisville	54.1	52.4
Physicians Center of Fort Worth, L.L.P.	Baylor Surgicare at Fort Worth I & II	Fort Worth	50.8	50.3
Bellaire Outpatient Surgery Center, L.L.P. (2)	Bellaire Surgery Center	Fort Worth	50.1	50.1
Park Cities Surgery Center, L.L.C.	Park Cities Surgery Center	Dallas	50.1	50.1
Trophy Club Medical Center, L.P.	Trophy Club Medical Center	Fort Worth	50.5	50.5
Rockwall/Heath Surgery Center, L.L.P.	Baylor Surgicare at Heath	Heath	53.7	51.8
North Garland Surgery Center, L.L.P.	North Garland Surgery Center	Garland	52.8	52.8
Rockwall Ambulatory Surgery Center, L.L.P.	Rockwall Surgery Center	Rockwall	51.1	50.1
Baylor Surgicare at Plano, L.L.C.	Baylor Surgicare at Plano	Plano	51.1	51.1
Arlington Orthopedic and Spine Hospitals, LLC	Arlington Hospital	Arlington	50.1	50.1
Baylor Surgicare at Granbury, LLC	Granbury Surgical Plaza	Granbury	50.8	50.8
Metrocrest Surgery Center, L.L.C.	Baylor Surgicare at Carrollton	Carrollton	51.0	51.0
Baylor Surgicare at Mansfield, L.L.C.	Baylor Surgicare at Mansfield	Mansfield	51.0	51.0
Baylor Surgicare at Ennis, L.L.C.	Baylor Surgicare at Ennis	Ennis	51.0	51.0
Tuscan Surgery Center, L.L.C.	Tuscan Surgery Center at Las Colinas	Las Colinas	54.4	51.0
Lone Star Endoscopy Center, L.L.C.	Lone Star Endoscopy	Keller	51.0	51.0
Baylor Surgicare at Plano Parkway, L.L.C.	Baylor Surgicare at Plano Parkway	Plano	51.0	51.0
Unconsolidated affiliates:
Denton Surgicare Real Estate, Ltd.	(3)	n/a	49.0	49.0
Irving-Coppell Surgical Hospital, L.L.P.	Irving-Coppell Surgical Hospital	Irving	18.5	18.5
MCSH Real Estate Investors, Ltd.	(3)	n/a	2.0	2.0

(1)	List excludes holding companies, which are wholly owned by the Company and hold the Company’s investments in the Facilities.

(2)	Partnership that has investment in North Central Surgical Center, Baylor Surgicare, and Mary Shields Hospital.

(3)	These entities are not surgical facilities and do not have ownership in any surgical facilities.

In September of 2011, North Central Surgical Center, L.L.P. (North Central), which is consolidated by THVG, acquired Carrell Clinic Imaging Center, and all of its assets and liabilities.

There were no equity acquisitions during fiscal year 2013.

THE REMAINDER OF THIS PAGE WAS INTENTIONALY LEFT BLANK

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the recorded values of the assets acquired and liabilities assumed at the dates of acquisition (in thousands):

9/1/11 Carrell Clinic
Property and equipment	$3,228
Goodwill	1,212

Total assets acquired	4,440

Long-term debt	854

Total liabilities assumed	854

Net assets acquired	$3,586

The acquisition was accounted for in accordance with ASC 805 and the acquisition method was applied. THVG paid $3.6 million in cash and the acquisition was recorded at fair value, which resulted in goodwill for the parent.

The results of this acquisition are included in THVG’s consolidated statements of income from the date of acquisition. Total acquisition costs included in professional fees on THVG’s consolidated statement of income were $113,000 for 2012.

5.	NONCONTROLLING INTERESTS

The Company controls and therefore consolidates the results of 29 of its 30 facilities at June 30, 2013. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the fiscal year ended June 30, 2013, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $1,739,000 and $671,000, respectively. During the fiscal year ended June 30, 2012, the Company purchased and sold $2,044,000 and $1,403,000, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to the Company’s equity. The impact of these transactions is summarized as follows (in thousands):

	Year Ended June 30, 2013	Year Ended June 30, 2012
Net income attributable to the Company	$82,288	$81,998
Net transfers to the noncontrolling interests:
Decrease in the Company’s equity for losses incurred related to purchases of subsidiaries’ equity interests	(1,070)	(1,192)
Increase in the Company’s equity for losses incurred related to sales of subsidiaries’ equity interests	153	519

Net transfers to noncontrolling interests	(917)	(673)

Change in equity from net income attributable to the Company and net transfers to noncontrolling interests	$81,371	$81,325

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As further described in Note 1, upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. As a result, these noncontrolling interests are not included as part of the Company’s equity and are carried as noncontrolling interests-redeemable on the Company’s consolidated balance sheets. The activity in noncontrolling interests-redeemable for the years ended June 30, 2013 and 2012 is summarized below (in thousands):

Balance, June 30, 2011	$49,251
Net income attributable to noncontrolling interests	86,872
Distributions to noncontrolling interests	(82,608)
Purchases of noncontrolling interests	(2,550)
Sales of noncontrolling interests	1,308
Noncontrolling interests attributable to business combinations	1,571

Balance, June 30, 2012	$53,844
Net income attributable to noncontrolling interests	86,059
Distributions to noncontrolling interests	(86,480)
Purchases of noncontrolling interests	(582)
Sales of noncontrolling interests	302

Balance, June 30, 2013	$53,143

6.	GOODWILL AND INTANGIBLE ASSETS

At June 30, 2013 and 2012, goodwill and intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	2013	2012
Goodwill — parent	$178,361	$179,209
Other intangible assets	1,207	1,217

Total	$179,568	$180,426

The following is a summary of changes in the carrying amount of goodwill for the years ended June 30, 2013 and 2012 (in thousands):

Balance, June 30, 2011	$172,833
Additions:
Acquisition of Park Cities	4,564
Acquisition of North Central Carrell Clinic	2,061
Other	(249)

Balance, June 30, 2012	179,209
Adjustments:
Acquisition of North Central Carrell Clinic	(848)

Balance, June 30, 2013	$178,361

Goodwill additions resulting from business combinations are recorded and assigned to the parent and noncontrolling interests.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. The agreements underlying THVG’s management contract assets have no determinable termination date and, consequently, the related intangible assets have indefinite useful lives. The carrying amount of THVG’s management contract was approximately $1,150,000 at both June 30, 2013 and 2012. Goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment at least annually. No impairment was identified in 2013 or 2012.

THVG allows one year from the date of acquisition, to adjust the opening balance sheet of the acquired entity. The $848,000 adjustment for North Central Carrell Clinic is a balance sheet reclassification from goodwill to property and equipment with no income statement impact.

7.	LONG-TERM OBLIGATIONS

At June 30, 2013 and 2012, long-term obligations consisted of the following (in thousands):

	2013	2012
Capital lease obligations (Note 8)	$125,163	$128,884
Notes payable to financial institutions	32,610	39,619

Total long-term obligations	157,773	168,503
Less current portion	(11,804)	(11,688)

Long-term obligations, less current portion	$145,969	$156,815

The aggregate maturities of notes payable for each of the five years subsequent to June 30, 2013 and thereafter are as follows (in thousands):

2014	$8,318
2015	8,703
2016	5,978
2017	2,690
2018	1,815
Thereafter	5,106

Total long-term obligations	$32,610

The Facilities have notes payable to financial institutions which mature at various dates through 2031 and accrue interest at fixed and variable rates ranging from 3% to 7%. Each note is collateralized by certain assets of the respective Facility.

Capital lease obligations are collateralized by underlying real estate or equipment and have interest rates ranging from 1% to 13%.

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

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Minimum future payments under noncancelable leases with remaining terms in excess of one year as of June 30, 2013 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending June 30:
2014	$16,486	$13,252
2015	16,835	12,745
2016	16,782	11,559
2017	16,867	10,900
2018	17,312	10,670
Thereafter	164,478	53,957

Total minimum lease payments	248,760	$113,083

Amount representing interest	(123,597)

Total principal payments	$125,163

Total rent expense under operating leases was approximately $19,791,000 and $19,085,000 for the years ended June 30, 2013 and 2012, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.

9.	RELATED-PARTY TRANSACTIONS

THVG operates the Facilities under management and royalty contracts, and THVG in turn is managed by Baylor and USP, resulting in THVG incurring management and royalty fee expense payable to Baylor and USP in amounts equal to the management and royalty fee income THVG receives from the Facilities. THVG’s management and royalty fee income from the facilities it consolidates for financial reporting purposes eliminates in consolidation with the facilities’ expense and therefore is not included in THVG’s consolidated revenues. THVG’s management and royalty fee income from facilities which are not consolidated was approximately $600,000 and $547,000 for the years ended June 30, 2013 and 2012, respectively, and is included in the consolidated revenues of THVG.

The management and royalty fee expense to Baylor and USP was approximately $28,276,000 and $27,333,000 for the years ended June 30, 2013 and 2012, respectively, and is reflected in operating expenses in THVG’s consolidated statements of income. Of the total, 64.3% and 34.0% represent management fees payable to USP and Baylor, respectively, and 1.7% represents royalty fees payable to Baylor.

Under the management and royalty agreements, the Facilities pay THVG an amount ranging from 4.5% to 7% of their net patient service revenue less provision for doubtful accounts annually, subject, in some cases, to an annual cap.

In addition, a subsidiary of USPI frequently pays bills on behalf of THVG and has custody of substantially all of THVG’s excess cash, paying THVG and the Facilities interest income on the net balance at prevailing market rates. Amounts held by USPI on behalf of THVG and the facilities totaled $49,323,000 and $46,854,000 at June 30, 2013 and 2012, respectively. The interest income amounted to $93,350 and $90,560 for the years ended June 30, 2013 and 2012, respectively.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

10.	COMMITMENTS AND CONTINGENCIES

Financial Guarantees

THVG guarantees portions of the indebtedness of its investees to third-parties, which could potentially require THVG to make maximum aggregate payments totaling approximately $8,394,000. Of the total, $6,038,000 relates to the obligations of four consolidated subsidiaries whose obligations are included in THVG’s consolidated balance sheet and related disclosures, $1,674,000 relates to obligations of two consolidated subsidiaries under operating leases whose obligations are not included in THVG’s consolidated balance sheet and related disclosures and the remaining $682,000 relates to the obligations of an unconsolidated affiliated company whose obligations are not included in THVG’s consolidated balance sheet and related disclosures.

These arrangements (a) consist of guarantees of real estate and equipment financing, (b) are collateralized by all or a portion of the investees’ assets, (c) require payments by THVG in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2020, or earlier if certain performance targets are met, and (e) provide no recourse for THVG to recover any amounts from third-parties. The fair value of the guarantee liability was not material to the consolidated financial statements and, therefore, no amounts were recorded at June 30, 2013 related to these guarantees. When THVG incurs guarantee obligations that are disproportionately greater than the guarantees provided by the investee’s other owners, THVG charges the investee a fair market value fee based on the value of the contingent liability THVG is assuming.

Litigation and Professional Liability Claims

In their normal course of business, the Facilities are subject to claims and lawsuits relating to patient treatment. THVG believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements. USPI, on behalf of THVG and each of the Facilities, maintains professional liability insurance that provides coverage on a claims-made basis of $1,000,000 per incident and $11,000,000 in annual aggregate amount with retroactive provisions upon policy renewal. Certain of THVG’s insurance policies have deductibles and contingent premium arrangements. THVG believes that the expense recorded through June 30, 2013, which was estimated based on historical claims, adequately provides for its exposure under these arrangements. Additionally, from time to time, THVG may be named as a party to other legal claims and proceedings in the ordinary course of business. THVG is not aware of any such claims or proceedings that have more than a remote chance of having a material adverse impact on THVG.

11. SUBSEQUENT EVENTS

THVG regularly engages in exploratory discussions or enters into letters of intent with various entities regarding possible joint ventures, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation.

In September of 2012, Fort Worth Surgicare Partners, Ltd (“Hospital”) entered into a debt agreement on behalf of Park Place Investor Group, LP, for the purpose of purchasing land to build a new facility for the operations of the Hospital. The $8.1 million note was recorded within Accrued expenses and other on the balance sheet, with the intention to sell the note and land, at cost, to Park Place Investor Group, LP once the entity was legally formed. In August of 2013, the note and land was sold to Park Place Investor Group, LP at cost with no fair value impact to the Hospital. Park Place Investor Group, LP also reimbursed $1.9 million of expenses incurred by the Hospital during the purchase process.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Effective October 1, 2013, Baylor Health Care System (BHCS) and Scott & White Healthcare, a Texas nonprofit corporation (S&W), have consummated their affiliation (the “Affiliation”) pursuant to an Affiliation Agreement (the “Affiliation Agreement”) dated June 19, 2013. The Affiliation was accomplished through the creation of a new Texas limited liability company, Baylor Scott & White Health LLC (“Baylor Scott & White Health”). BHCS and S&W are equal members in Baylor Scott & White Health, which has control and substantial reserved powers over all BHCS and S&W material affiliates. THVG is defined as a material affiliate of BHCS in the Affiliation Agreement.

THVG has performed an evaluation of subsequent events through November 8, 2013, which is the date the consolidated financial statements were available to be issued.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Consolidated Financial Statements

Years Ended June 30, 2012 and 2011

(With Independent Auditors’ Report Thereon)

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

23

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

The assets acquired and liabilities assumed resulting from the above contribution is summarized as follows (in thousands):

Current assets	$718
Property and equipment	2,608
Goodwill — Parent	2,710
Goodwill — Noncontrolling interests	1,854
Other noncurrent asset	123

Total assets acquired	8,013
Current liabilities	615
Long-term debt	3,403

Total liabilities assumed	4,018
Noncontrolling interests	1,570

Net assets acquired	$2,425

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

4.	INVESTMENTS IN SUBSIDIARIES AND UNCONSOLIDATED AFFILIATES

THVG’s investments in consolidated subsidiaries and unconsolidated affiliates consisted of the following:

Legal Name	Facility	City	Percentage Owned
			June 30, 2012	June 30, 2011
Consolidated subsidiaries (1):
Bellaire Outpatient Surgery Center, L.L.P.	Bellaire Surgery Center	Fort Worth	50.1%	50.1%
Dallas Surgical Partners, L.L.C.	Baylor Surgicare	Dallas	60.1	62.6
Dallas Surgical Partners, L.L.C.	Texas Surgery Center	Dallas	60.1(2)	62.6(2)
Dallas Surgical Partners, L.L.C.	Physicians Day Surgery Center	Dallas	60.1(2)	62.6(2)
Denton Surgicare Partners, Ltd.	Baylor Surgicare at Denton	Denton	50.1	50.1
Frisco Medical Center, L.L.P.	Baylor Medical Center at Frisco	Frisco	50.4	50.2
Garland Surgicare Partners, Ltd.	Baylor Surgicare at Garland	Garland	50.1	50.1
Grapevine Surgicare Partners, Ltd.	Baylor Surgicare at Grapevine	Grapevine	50.9	51.1
Lewisville Surgicare Partners, Ltd.	Baylor Surgicare at Lewisville	Lewisville	52.4	51.8
MSH Partners, L.L.C.	Mary Shiels Hospital	Dallas	31.7	31.7
North Central Surgical Center, L.L.P.	North Central Surgery Center	Dallas	32.2	32.2
North Garland Surgery Center, L.L.P.	North Garland Surgery Center	Garland	52.8	52.8
Rockwall/Heath Surgery Center, L.L.P.	Baylor Surgicare at Heath	Heath	51.8	50.4
Trophy Club Medical Center, L.P.	Trophy Club Medical Center	Fort Worth	50.5	50.3
Valley View Surgicare Partners, Ltd.	Baylor Surgicare at Valley View	Dallas	50.1	50.1
Fort Worth Surgicare Partners, Ltd.	Baylor Surgical Hospital of Fort Worth	Fort Worth	50.7	50.1
Arlington Surgicare Partners, Ltd.	Surgery Center of Arlington	Arlington	50.1	50.1
Rockwall Ambulatory Surgery Center, L.L.P.	Rockwall Surgery Center	Rockwall	50.1	50.1
Baylor Surgicare at Plano, L.L.C.	Baylor Surgicare at Plano	Plano	51.1	50.1
Metroplex Surgicare Partners, Ltd.	Metroplex Surgicare	Bedford	50.1	50.1
Arlington Orthopedic and Spine Hospitals, LLC	Arlington Hospital	Arlington	50.1	50.1
Baylor Surgicare at Granbury, LLC	Granbury Surgical Plaza	Granbury	50.8	51.8
Physicians Center of Fort Worth, L.L.P.	Baylor Surgicare at Fort Worth I & II	Fort Worth	50.3	50.8
DeSoto Surgicare, Ltd.	North Texas Surgery Center	Desoto	52.1	52.3
Baylor Surgicare at Mansfield, L.L.C.	Baylor Surgicare at Mansfield	Mansfield	51.0	51.0
Metrocrest Surgery Center, L.L.C.	Baylor Surgicare at Carrollton	Carrollton	51.0	51.0
Baylor Surgicare of Duncanville, L.L.C.	Baylor Surgicare at Duncanville	Duncanville	0.0(3)	57.8
Lone Star Endoscopy Center, L.L.C.	Lone Star Endoscopy	Keller Endo	51.0	51.0
Tuscan Surgery Center, L.L.C.	Tuscan Surgery Center at Las Colinas	Las Colinas	51.0	51.0
Baylor Surgicare at Ennis, L.L.C.	Baylor Surgicare at Ennis	Ennis	51.0	51.0
Baylor Surgicare at Plano Parkway, L.L.C.	Baylor Surgicare at Plano Parkway	Plano	51.0	51.0
Park Cities Surgery Center, L.L.C.	Park Cities Surgery Center	Dallas	50.1	—
Unconsolidated affiliates:
Denton Surgicare Real Estate, Ltd.	(4)	n/a	49.0	49.0
Irving-Coppell Surgical Hospital, L.L.P.	Irving-Coppell Surgical Hospital	Irving	18.5	18.9
MCSH Real Estate Investors, Ltd.	(4)	n/a	2.0	2.0

(1)	List excludes holding companies, which are wholly owned by the Company and hold the Company’s investments in the Facilities.

(2)	Merged into Baylor Surgicare.

(3)	Merged into Desoto Surgicare, Ltd.

(4)	These entities are not surgical facilities and do not have ownership in any surgical facilities.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the fiscal year ended June 30, 2011, THVG acquired the equity interests of the following surgery centers:

Legal Name	Purchase Price (in thousands)	Effective Date	Percentage Acquired
Fiscal year ended June 30, 2011
Metrocrest Surgery Center, L.P. (Carrollton)	$4,003	July 1, 2010	51%
Baylor Surgicare of Duncanville, LLC (Duncanville)	$ 626	November 1, 2010	50.1%
Lone Star Endoscopy Center, L.L.C. (Keller Endo)	$7,549	November 1, 2010	51%
Tuscan Surgery at Las Colinas, L.L.C. (Las Colinas)	$3,192	December 1, 2010	51%
Baylor Surgicare at Ennis, L.L.C. (Ennis)	$3,341	January 1, 2011	51%
Baylor Surgicare at Plano Parkway, L.L.C. (Plano Parkway)	$3,151	March 1, 2011	51%

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

10.3

Incremental Facility Amendment, dated as of April 3, 2012, among Holdings, the Company, the Incremental Lender (as defined therein), and JP Morgan Chase Bank, N.A., as Administrative Agent (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

10.4

Second Amendment, dated as of April 3, 2012, to the Credit Agreement dated as of April 19, 2007, among Holdings, the Company, as the Borrower, and the lenders, agents and other parties thereto (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

10.5

Third Amendment, dated as of December 19, 2012, to the Credit Agreement dated as of April 19, 2007, among Holdings, the Company, as the Borrower, and the lenders, agents and other parties thereto (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2012 and incorporated herein by reference).(1)

10.6

Fourth Amendment, dated as of February 19, 2013, to the Credit Agreement dated as of April 19, 2007, among Holdings, the Company, as the Borrower, and the lenders, agents and other parties thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2013 and incorporated herein by reference).(1)

10.7

Guarantee and Collateral Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, the subsidiaries of the Company identified therein and Citibank, N.A., as Collateral Agent (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

10.8

Employment Agreement, dated as of April 19, 2007, by and between the Company and Donald E. Steen (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.9

Amendment to Employment Agreement, dated as of November 14, 2011, by and between the Company and Donald E. Steen (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on March 2, 2012 and incorporated herein by reference).(1)(3)

10.10

Employment Agreement, dated as of April 19, 2007, by and between the Company and William H. Wilcox (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.11

Employment Agreement, dated as of April 19, 2007, by and between the Company and Brett P. Brodnax (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.12

Employment Agreement, dated as of April 19, 2007, by and between the Company and Niels P. Vernegaard (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.13

Second Amended and Restated Employment Agreement, dated as of September 1, 2012, by and between the Company and Mark A. Kopser (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2013 and incorporated herein by reference).(1)(3)

10.14

Employment Agreement, dated as of April 21, 2009, by and between the Company and Philip A. Spencer. (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 25, 2011 and incorporated herein by reference).(1)(3)

10.15

Second Amended and Restated Employment Agreement, dated as of March 1, 2013, by and between the Company and Jason B. Cagle (previously filed as an exhibit to the Company’s Current Report on Form 10-Q (No. 333-144337) and incorporated herein by reference).(1)(3)

Exhibit Number	Description

10.16	USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (No. 333-144337) and incorporated herein by reference).(1)(3)

10.17

First Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2009 and incorporated herein by reference).(1)(3)

10.18	Second Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan.(1)(3)

10.19	Third Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan.(2)(3)

10.20

Amended and Restated Deferred Compensation Plan (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2009 and incorporated herein by reference).(1)(3)

10.21

Form of Indemnification Agreement between United Surgical Partners International, Inc. and its directors and officers (previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).(1)(3)

21.1	List of the Company’s subsidiaries.(2)

24.1	Power of Attorney — Donald E. Steen(2)

24.2	Power of Attorney — Joel T. Allison(2)

24.3	Power of Attorney — Anthony F. Ecock(2)

24.4	Power of Attorney — John C. Garrett, M.D.(2)

24.5	Power of Attorney — D. Scott Mackesy(2)

24.6	Power of Attorney — James Ken Newman(2)

24.7	Power of Attorney — Paul B. Queally(2)

24.8	Power of Attorney — Raymond A. Ranelli(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statement of Changes in Equity for the years ended December 31, 2013, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements.

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

Date: February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board	February 26, 2014
Donald E. Steen

/s/ William H. Wilcox	Chief Executive Officer and	February 26, 2014
William H. Wilcox	Director (Principal Executive Officer)

/s/ Jason B. Cagle	Senior Vice President and Chief	February 26, 2014
Jason B. Cagle	Financial Officer (Principal Financial Officer)

/s/ J. Anthony Martin	Senior Vice President, Corporate Controller And	February 26, 2014
J. Anthony Martin	Chief Accounting Officer (Principal Accounting Officer)

*	Director	February 26, 2014
Joel T. Allison

*	Director	February 26, 2014
Anthony F. Ecock

*	Director	February 26, 2014
John C. Garrett, M.D.

*	Director	February 26, 2014
D. Scott Mackesy

*	Director	February 26, 2014
James Ken Newman

Signature	Title	Date

*	Director	February 26, 2014
Paul B. Queally

*	Director	February 26, 2014
Raymond A. Ranelli

*

James E. Mutrie, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

By:	/s/ James E. Mutrie
James E. Mutrie
Attorney-in-fact

Date: February 26, 2014

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

10.3

Incremental Facility Amendment, dated as of April 3, 2012, among Holdings, the Company, the Incremental Lender (as defined therein), and JP Morgan Chase Bank, N.A., as Administrative Agent (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

10.4

Second Amendment, dated as of April 3, 2012, to the Credit Agreement dated as of April 19, 2007, among Holdings, the Company, as the Borrower, and the lenders, agents and other parties thereto (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

10.5

Third Amendment, dated as of December 19, 2012, to the Credit Agreement dated as of April 19, 2007, among Holdings, the Company, as the Borrower, and the lenders, agents and other parties thereto (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2012 and incorporated herein by reference).(1)

10.6

Fourth Amendment, dated as of February 19, 2013, to the Credit Agreement dated as of April 19, 2007, among Holdings, the Company, as the Borrower, and the lenders, agents and other parties thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2013 and incorporated herein by reference).(1)

10.7

Guarantee and Collateral Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, the subsidiaries of the Company identified therein and Citibank, N.A., as Collateral Agent (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

10.8

Employment Agreement, dated as of April 19, 2007, by and between the Company and Donald E. Steen (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.9

Amendment to Employment Agreement, dated as of November 14, 2011, by and between the Company and Donald E. Steen (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on March 2, 2012 and incorporated herein by reference).(1)(3)

10.10

Employment Agreement, dated as of April 19, 2007, by and between the Company and William H. Wilcox (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.11

Employment Agreement, dated as of April 19, 2007, by and between the Company and Brett P. Brodnax (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.12

Employment Agreement, dated as of April 19, 2007, by and between the Company and Niels P. Vernegaard (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.13

Second Amended and Restated Employment Agreement, dated as of September 1, 2012, by and between the Company and Mark A. Kopser (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2013 and incorporated herein by reference).(1)(3)

10.14

Employment Agreement, dated as of April 21, 2009, by and between the Company and Philip A. Spencer. (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 25, 2011 and incorporated herein by reference).(1)(3)

10.15

Second Amended and Restated Employment Agreement, dated as of March 1, 2013, by and between the Company and Jason B. Cagle (previously filed as an exhibit to the Company’s Current Report on Form 10-Q (No. 333-144337) and incorporated herein by reference).(1)(3)

Exhibit Number	Description

10.16	USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (No. 333-144337) and incorporated herein by reference).(1)(3)

10.17

First Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2009 and incorporated herein by reference).(1)(3)

10.18	Second Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan.(1)(3)

10.19	Third Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan.(2)(3)

10.20

Amended and Restated Deferred Compensation Plan (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2009 and incorporated herein by reference).(1)(3)

10.21

Form of Indemnification Agreement between United Surgical Partners International, Inc. and its directors and officers (previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).(1)(3)

21.1	List of the Company’s subsidiaries.(2)

24.1	Power of Attorney — Donald E. Steen(2)

24.2	Power of Attorney — Joel T. Allison(2)

24.3	Power of Attorney — Anthony F. Ecock(2)

24.4	Power of Attorney — John C. Garrett, M.D.(2)

24.5	Power of Attorney — D. Scott Mackesy(2)

24.6	Power of Attorney — James Ken Newman(2)

24.7	Power of Attorney — Paul B. Queally(2)

24.8	Power of Attorney — Raymond A. Ranelli(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2010, (v) Consolidated Statement of Changes in Equity for the years ended December 31, 2013, 2012 and 2011 and (iv) Notes to Consolidated Financial Statements.

(1)	Previously filed.

(2)	Filed herewith.

(3)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.