Form 10-Q
period 2014-03-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2014-05-08
CIK 1101723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of Common Stock of the Registrant outstanding at May 7, 2014 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note:    Items 1A, 2, 3 and 4 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Surgical Partners International, Inc.:

We have reviewed the consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of March 31, 2014, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended not presented herein; and in our report dated February 26, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Dallas, Texas

May 7, 2014

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands — except share data)
ASSETS
Cash and cash equivalents	$57,987	$78,741
Available for sale securities	10,335	10,802
Accounts receivable, net of allowance for doubtful accounts of $9,139 and $10,236, respectively	46,208	51,608
Other receivables	29,024	24,191
Inventories of supplies	9,003	9,049
Deferred tax asset, net	22,690	22,333
Prepaids and other current assets	18,837	16,076

Total current assets	194,084	212,800
Property and equipment, net	130,331	132,474
Investments in unconsolidated affiliates	505,009	521,833
Goodwill	1,232,730	1,229,282
Intangible assets, net	358,440	356,119
Other assets	29,122	28,176

Total assets	$2,449,716	$2,480,684

LIABILITIES AND EQUITY
Accounts payable	$18,015	$17,407
Accrued salaries and benefits	25,113	28,932
Due to affiliates	143,823	184,961
Accrued interest	19,940	10,034
Current portion of long-term debt	18,758	18,916
Other current liabilities	55,066	54,949

Total current liabilities	280,715	315,199
Long-term debt, less current portion	1,451,252	1,454,692
Other long-term liabilities	36,075	36,030
Deferred tax liability, net	184,904	181,543

Total liabilities	1,952,946	1,987,464
Noncontrolling interests — redeemable (Note 3)	171,771	166,578
Equity:
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	222,316	228,794
Accumulated other comprehensive income	13	10
Retained earnings	56,048	50,818

Total USPI stockholder’s equity	278,377	279,622
Noncontrolling interests — non-redeemable (Note 3)	46,622	47,020

Total equity	324,999	326,642

Total liabilities and equity	$2,449,716	$2,480,684

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Unaudited — in thousands)
Revenues:
Net patient service revenues	$120,979	$121,473
Management and contract service revenues	21,765	20,580
Other revenues	2,557	3,055

Total revenues	145,301	145,108
Equity in earnings of unconsolidated affiliates	17,882	19,325
Operating expenses:
Salaries, benefits, and other employee costs	41,896	39,013
Medical services and supplies	24,555	22,836
Other operating expenses	27,886	24,591
General and administrative expenses	11,785	9,904
Provision for doubtful accounts	1,988	3,044
Net loss (gain) on deconsolidations, disposals and impairments	1,014	(101)
Depreciation and amortization	6,485	6,903

Total operating expenses	115,609	106,190

Operating income	47,574	58,243
Interest income	459	351
Interest expense	(23,558)	(28,911)

Total other expense, net	(23,099)	(28,560)

Income from continuing operations before income taxes	24,475	29,683
Income tax expense	(3,501)	(4,857)

Income from continuing operations	20,974	24,826
Discontinued operations, net of tax:
Loss on disposal of discontinued operations	(332)	—

Net income	20,642	24,826
Less: Net income attributable to noncontrolling interests	(15,412)	(17,240)

Net income attributable to USPI’s common stockholder	$5,230	$7,586

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$5,562	$7,586
Loss on disposal of discontinued operations, net of tax	(332)	—

Net income attributable to USPI’s common stockholder	$5,230	$7,586

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Unaudited — in thousands)
Net income	$20,642	$24,826
Other comprehensive income:
Unrealized gain on available for sale securities, net of tax	3	2

Comprehensive income	20,645	24,828
Comprehensive income attributable to noncontrolling interests	(15,412)	(17,240)

Comprehensive income attributable to USPI’s common stockholder	$5,233	$7,588

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the Three Months Ended March 31, 2014

	USPI’s Common Stockholder
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests Non-Redeemable	Total
	(Unaudited — in thousands, except share amounts)
Balance, December 31, 2013	100	$—	$228,794	$10	$50,818	$47,020	$326,642
Distributions to noncontrolling interests	—	—	—	—	—	(2,815)	(2,815)
Purchases of noncontrolling interests	—	—	1,769	—	—	(20)	1,749
Sales of noncontrolling interests	—	—	(8,755)	—	—	481	(8,274)
Contribution related to equity award grants by USPI Group Holdings, Inc.	—	—	508	—	—	—	508
Net income	—	—	—	—	5,230	1,956	7,186
Other comprehensive income	—	—	—	3	—	—	3

Balance, March 31, 2014	100	$—	$222,316	$13	$56,048	$46,622	$324,999

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

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Unaudited — in thousands)
Cash flows from operating activities:
Net income	$20,642	$24,826
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	332	—
Provision for doubtful accounts	1,988	3,044
Depreciation and amortization	6,485	6,903
Amortization of debt issue costs	1,095	1,165
Deferred income taxes	918	786
Net loss (gain) on deconsolidations, disposals and impairments	1,014	(102)
Equity in earnings of unconsolidated affiliates, net of distributions received	25,569	4,217
Equity-based compensation	518	447
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	2,787	901
Other receivables	(2,455)	(6,824)
Inventories of supplies, prepaids and other current assets	(3,267)	(3,189)
Accounts payable and other current liabilities	5,825	5,899
Long-term liabilities	(412)	490

Net cash provided by operating activities	61,039	38,563

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(37,064)	(1,908)
Proceeds from sales of businesses and equity interests	430	9,148
Purchases of property and equipment	(1,681)	(8,699)
Sales and purchases of marketable securities, net	461	(145)
Returns of capital from unconsolidated affiliates	22,000	0
Increase in deposits and notes receivable	(252)	(826)

Net cash used in investing activities	(16,106)	(2,430)

Cash flows from financing activities:
Proceeds from long-term debt	285	198
Payments on long-term debt	(5,182)	(4,510)
Decrease in cash held on behalf of unconsolidated affiliates and other	(41,210)	(16,620)
Purchases and sales of noncontrolling interests, net	(944)	549
Distributions to noncontrolling interests	(18,636)	(19,534)

Net cash used in financing activities	(65,687)	(39,917)

Net decrease in cash and cash equivalents	(20,754)	(3,784)
Cash and cash equivalents at beginning of period	78,741	51,203

Cash and cash equivalents at end of period	$57,987	$47,419

Supplemental information:
Interest paid	$12,557	$13,790
Income taxes paid	1,788	6,397
Non-cash transactions:
Assets acquired under capital lease obligations	$1,244	$108

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a) Description of Business

United Surgical Partners International, Inc., a Delaware corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and management of ambulatory surgery centers, surgical hospitals and related businesses. At March 31, 2014, the Company, headquartered in Dallas, Texas, operated 215 short-stay surgical facilities in the United States. Of these 215 facilities, the Company consolidates the results of 65 and accounts for 150 under the equity method. The majority of the Company’s facilities are jointly owned with local physicians and a not-for-profit healthcare system (hospital partner) that has other healthcare businesses in the region. At March 31, 2014, the Company had agreements with hospital partners providing for joint ownership of 148 of the Company’s 215 facilities and also providing a framework for the planning and construction of additional facilities in the future. All but two of the Company’s facilities include physician owners.

The Company is subject to changes in government legislation that could impact Medicare and Medicaid and is also subject to increased levels of managed care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s December 31, 2013 Form 10-K. It is management’s opinion that the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

(2)	Business Combinations and Investments in Unconsolidated Affiliates

The Company acquires interests in existing surgical facilities from third parties and invests in new facilities that it develops with hospital partners and local physicians. Some of these transactions result in the Company controlling the acquired entity and meet the GAAP definition of a business combination. The financial results of the acquired entities are included in the Company’s consolidated financial statements beginning on the acquisition’s effective date. In February 2014, the Company paid cash of approximately $2.0 million and obtained control of and the rights to manage a surgical facility located in Georgia. The adjustments to arrive at pro forma operating results for this acquisition are not material.

The Company controls 65 of its entities and therefore consolidates their results. However, the Company accounts for a majority (150 of its 215 facilities at March 31, 2014) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity. The majority of these investments are partnerships or limited liability companies, which

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Unconsolidated facilities operated at period-end	150	150
Income statement information:
Revenues	$418,088	$418,288
Operating expenses:
Salaries, benefits, and other employee costs	106,396	105,322
Medical services and supplies	103,952	102,255
Other operating expenses	103,254	101,620
Gain on asset disposals, net	(1,746)	(371)
Depreciation and amortization	18,373	18,054

Total operating expenses	330,229	326,880

Operating income	87,859	91,408
Interest expense, net	(7,315)	(7,960)
Other, net	311	9

Income before income taxes	$80,855	$83,457

Balance sheet information:
Current assets	$329,346	$318,421
Noncurrent assets	553,531	578,555
Current liabilities	204,152	203,252
Noncurrent liabilities	358,628	396,368

The Company also regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in unconsolidated affiliates that need capital for acquisitions, new construction or other business growth opportunities. During the three months ended March 31, 2014, these transactions resulted in a net cash outflow of approximately $34.7 million, which is summarized as follows:

Effective Date	Facility Location		Amount
Investments
March 2014	Indiana	(1)	$32.2 million
Various	Various	(2)	2.5 million

Total			$34.7 million

(1)	Acquisition of a noncontrolling interest in and right to manage a surgical facility in which the Company previously had no involvement. The facility is jointly owned with local physicians.
(2)	Represents the net payment related to various other purchases and sales of equity interests and contributions of cash related to equity method investees.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2014, the Company received $22.0 million, which represents a return of capital, from one of its unconsolidated affiliates.

(3)	Noncontrolling Interests

The Company controls and therefore consolidates the results of 65 of its 215 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the three months ended March 31, 2014, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $2.0 million and $1.1 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net income attributable to USPI	$5,230	$7,586
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(8,755)	(3,284)
Increase (decrease) in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	1,769	(192)

Net transfers to noncontrolling interests	(6,986)	(3,476)

Change in equity from net income attributable to USPI and transfers to noncontrolling interests	$(1,756)	$4,110

Upon the occurrence of certain fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership structure illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions, and the income attributable to those interests, have been classified outside of equity and are carried as “noncontrolling

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

interests — redeemable” on the Company’s consolidated balance sheets. The activity for the three months ended March 31, 2014 and 2013 is summarized below (in thousands):

Noncontrolling Interests — Redeemable- 2014
Balance, December 31, 2013	$166,578
Net income attributable to noncontrolling interests	13,457
Distributions to noncontrolling interests	(15,821)
Purchases of noncontrolling interests	(3,776)
Sales of noncontrolling interests	9,791
Acquisition of new business	1,542

Balance, March 31, 2014	$171,771

Noncontrolling Interests — Redeemable- 2013
Balance, December 31, 2012	$153,399
Net income attributable to noncontrolling interests	15,467
Distributions to noncontrolling interests	(16,993)
Purchases of noncontrolling interests	(271)
Sales of noncontrolling interests	4,246

Balance, March 31, 2013	$155,848

(4)	Other Investments

The consolidated financial statements include the financial statements of USPI and subsidiaries the Company effectively controls, usually indicated by majority ownership. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights.

The Company has ownership in an entity that operates and manages ten surgical facilities in the Houston, Texas area. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company is able to make the decisions that are most significant to the operations of the entity and has provided all of the funding for the entity, which the entity has used to acquire surgical facilities. The Company is entitled to a majority of the entity’s earnings until the Company has received a specified return on the investment. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during three months ended March 31, 2014 or 2013. At March 31, 2014 and 2013, the total assets of this entity were $120.7 million and $76.6 million, and the total liabilities owed to third parties were $22.7 million and $16.4 million, respectively. Such amounts are included in the Company’s consolidated balance sheets.

(5)	Fair Value of Financial Instruments

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

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for the traded debt securities. At both March 31, 2014 and 2013, both the aggregate carrying amount and estimated fair value of long-term debt was approximately $1.5 billion. The fair value of debt is classified within Level 2 of the valuation hierarchy.

At March 31, 2014 and 2013, the Company had approximately $10.3 million and $10.9 million, respectively, of marketable securities, which are held by the Company’s wholly-owned insurance subsidiary. These investments are used in connection with its retained professional and general liability risks and are not available for general corporate purposes. The marketable securities consist of U.S. Treasury and corporate debt, are classified as available-for-sale and are recorded at fair value on the consolidated balance sheet. The fair value of these securities are classified within Level 2 of the valuation hierarchy, and are based on closing market prices of the investments when applicable, or alternatively, valuations utilizing market data and other observable inputs. Realized gains and losses on the sale of these securities are reclassified out of other comprehensive income and into “Other” on the accompanying consolidated statements of income.

(6) Equity-Based Compensation

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

Total equity-based compensation included in the consolidated statements of income, classified by income statement line item, is as follows (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Salaries, benefits and other employee costs	$149	$129
General and administrative expenses	369	318

Expense before income tax benefit	518	447
Income tax benefit	(171)	(49)

Total equity-based compensation expense, net of tax	$347	$398

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Total equity-based compensation, included in the consolidated statements of income, classified by type of award, is as follows (in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Share awards	$151	$167
Stock options	367	280

Expense before income tax benefit	518	447
Income tax benefit	(171)	(49)

Total equity-based compensation expense, net of tax	$347	$398

(7)	Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million for the three months ended March 31, 2014 and 2013. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At March 31, 2014, the Company had approximately $7.0 million accrued related to this management fee, which is included in other long-term liabilities in the accompanying consolidated balance sheet.

(8)	Commitments and Contingencies

As of March 31, 2014, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $43.7 million. Of the total, $9.3 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $31.4 million of the remaining $34.4 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $3.0 million represents a guarantee of the obligations of two facilities which have been sold. The Company has full recourse to the buyers with respect to these amounts.

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

(9)	Subsequent Events

In April 2014, the Company paid approximately $16.8 million for a noncontrolling interest in and right to manage a surgical facility in New Jersey, in which the Company previously had no involvement. The facility is jointly owned with local physicians.

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

Condensed Consolidating Balance Sheets:

As of March 31, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$49,801	$8,186	$—	$57,987
Available for sale securities	10,335	—	—	10,335
Accounts receivable, net	—	46,208	—	46,208
Other receivables	87,596	20,615	(79,187)	29,024
Inventories of supplies	1,057	7,946	—	9,003
Prepaids and other current assets	39,402	2,125	—	41,527

Total current assets	188,191	85,080	(79,187)	194,084
Property and equipment, net	37,702	92,367	262	130,331
Investments in unconsolidated affiliates	952,549	36,015	(483,555)	505,009
Goodwill and intangible assets, net	956,957	221,268	412,945	1,591,170
Other assets	28,494	1,427	(799)	29,122

Total assets	$2,163,893	$436,157	$(150,334)	$2,449,716

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$4,510	$13,505	$—	$18,015
Accrued expenses and other	253,743	69,358	(79,159)	243,942
Current portion of long-term debt	10,153	9,179	(574)	18,758

Total current liabilities	268,406	92,042	(79,733)	280,715
Long-term debt, less current portion	1,401,054	50,768	(570)	1,451,252
Other long-term liabilities	216,056	5,221	(298)	220,979
Parent’s equity	278,377	236,299	(236,299)	278,377
Noncontrolling interests	—	51,827	166,566	218,393

Total liabilities and equity	$2,163,893	$436,157	$(150,334)	$2,449,716

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS

Current assets:
Cash and cash equivalents	$73,765	$4,976	$—	$78,741
Available for sale securities	10,802	—	—	10,802
Accounts receivable, net	—	51,608	—	51,608
Other receivables	79,664	29,938	(85,411)	24,191
Inventories of supplies	1,133	7,916	—	9,049
Prepaids and other current assets	36,200	2,209	—	38,409

Total current assets	201,564	96,647	(85,411)	212,800
Property and equipment, net	37,935	94,245	294	132,474
Investments in unconsolidated affiliates	978,305	33,804	(490,276)	521,833
Goodwill and intangible assets, net	952,765	217,448	415,188	1,585,401
Other assets	27,535	1,451	(810)	28,176

Total assets	$2,198,104	$443,595	$(161,015)	$2,480,684

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,249	$14,158	$—	$17,407
Accrued expenses and other	288,914	75,286	(85,324)	278,876
Current portion of long-term debt	10,182	9,452	(718)	18,916

Total current liabilities	302,345	98,896	(86,042)	315,199
Long-term debt, less current portion	1,403,500	51,685	(493)	1,454,692
Other long-term liabilities	212,637	5,270	(334)	217,573
Parent’s equity	279,622	235,809	(235,809)	279,622
Noncontrolling interests	—	51,935	161,663	213,598

Total liabilities and equity	$2,198,104	$443,595	$(161,015)	$2,480,684

Condensed Consolidating Statements of Income:

For the Three Months Ended March 31, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$28,715	$123,232	$(6,646)	$145,301
Equity in earnings of unconsolidated affiliates	28,694	1,412	(12,224)	17,882
Operating expenses, excluding depreciation and amortization	24,841	90,894	(6,611)	109,124
Depreciation and amortization	1,929	4,524	32	6,485

Operating income	30,639	29,226	(12,291)	47,574
Interest expense, net	(22,287)	(812)	—	(23,099)

Income from continuing operations before income taxes	8,352	28,414	(12,291)	24,475
Income tax expense	(2,790)	(711)	—	(3,501)

Income from continuing operations	5,562	27,703	(12,291)	20,974
Discontinued operations, net of tax	(332)	—	—	(332)

Net income	5,230	27,703	(12,291)	20,642
Less: Net income attributable to noncontrolling interests	—	(4,502)	(10,910)	(15,412)

Net income attributable to Parent	$5,230	$23,201	$(23,201)	$5,230

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$28,355	$123,229	$(6,476)	$145,108
Equity in earnings of unconsolidated affiliates	34,182	1,626	(16,483)	19,325
Operating expenses, excluding depreciation and amortization	20,675	85,042	(6,430)	99,287
Depreciation and amortization	2,349	4,522	32	6,903

Operating income	39,513	35,291	(16,561)	58,243
Interest expense, net	(27,464)	(1,096)	—	(28,560)

Income from before income taxes	12,049	34,195	(16,561)	29,683
Income tax expense	(4,463)	(394)	—	(4,857)

Net income	7,586	33,801	(16,561)	24,826
Less: Net income attributable to noncontrolling interests	—	(4,310)	(12,930)	(17,240)

Net income attributable to Parent	$7,586	$29,491	$(29,491)	$7,586

Condensed Consolidating Statements of Comprehensive Income:

For the Three Months Ended March 31, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$5,230	$27,703	$(12,291)	$20,642
Other comprehensive income:
Unrealized gain on available for sale securities, net of tax	3	—	—	3

Comprehensive income	5,233	27,703	(12,291)	20,645
Comprehensive income attributable to noncontrolling interests	—	(4,502)	(10,910)	(15,412)

Comprehensive income attributable to Parent	$5,233	$23,201	$(23,201)	$5,233

For the Three Months Ended March 31, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$7,586	$33,801	$(16,561)	$24,826
Other comprehensive income:
Unrealized gain on available for sale securities, net of tax	2	—	—	2

Comprehensive income	7,588	33,801	(16,561)	24,828
Comprehensive income attributable to noncontrolling interests	—	(4,310)	(12,930)	(17,240)

Comprehensive income attributable to Parent	$7,588	$29,491	$(29,491)	$7,588

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Condensed Consolidating Statements of Cash Flows:

For the Three Months Ended March 31, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$5,230	$27,703	$(12,291)	$20,642
Loss from discontinued operations	332	—	—	332
Changes in operating and intercompany assets and liabilities and noncash items included in net income	33,795	8,349	(2,079)	40,065

Net cash provided by operating activities	39,357	36,052	(14,370)	61,039
Cash flows from investing activities:
Purchases of property and equipment, net	(596)	(1,085)	—	(1,681)
Purchases and sales of new businesses and equity interests, net	(33,970)	(2,664)	—	(36,634)
Other items, net	20,795	4,938	(3,524)	22,209

Net cash (used in) provided by investing activities	(13,771)	1,189	(3,524)	(16,106)
Cash flows from financing activities:
Long-term borrowings, net	(2,457)	(2,605)	165	(4,897)
Purchases and sales of noncontrolling interests, net	(944)	0	0	(944)
Distributions to noncontrolling interests	—	(33,006)	14,370	(18,636)
Decrease in cash held on behalf of noncontrolling interest holders and other	(46,149)	1,580	3,359	(41,210)

Net cash used in financing activities	(49,550)	(34,031)	17,894	(65,687)

Net (decrease) increase in cash	(23,964)	3,210	—	(20,754)
Cash at the beginning of the period	73,765	4,976	—	78,741

Cash at the end of the period	$49,801	$8,186	$—	$57,987

For the Three Months Ended March 31, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$7,586	$33,801	$(16,561)	$24,826
Changes in operating and intercompany assets and liabilities and noncash items included in net income	10,809	1,463	1,465	13,737

Net cash provided by operating activities	18,395	35,264	(15,096)	38,563
Cash flows from investing activities:
Purchases of property and equipment, net	(7,148)	(1,551)	—	(8,699)
Purchases and sales of new businesses and equity interests, net	7,240	—	—	7,240
Other items, net	(779)	2,179	(2,371)	(971)

Net cash (used in) provided by investing activities	(687)	628	(2,371)	(2,430)
Cash flows from financing activities:
Long-term borrowings, net	(2,089)	(2,488)	265	(4,312)
Purchases and sales of noncontrolling interests, net	549	—	0	549
Distributions to noncontrolling interests	—	(34,630)	15,096	(19,534)
Decrease in cash held on behalf of noncontrolling interest holders and other	(18,799)	73	2,106	(16,620)

Net cash used in financing activities	(20,339)	(37,045)	17,467	(39,917)

Net decrease in cash	(2,631)	(1,153)	—	(3,784)
Cash at the beginning of the period	42,291	8,912	—	51,203

Cash at the end of the period	$39,660	$7,759	$—	$47,419

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness; general economic and business conditions, including without limitation the condition of the financial markets; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into or renew managed care provider arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement in the United States (U.S.); changes in our payor mix or case mix; the efforts of insurers, healthcare providers and others to contain healthcare costs; healthcare reform; liability and other claims asserted against us; shortages of or quality control issues with medical supplies and equipment; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses and other healthcare professionals and other personnel; the availability of suitable acquisition and development opportunities and the length of time it takes to complete acquisitions and developments; our ability to integrate new and acquired businesses with our existing operations; the availability and terms of capital to fund the expansion of our business and certain additional factors, risks and uncertainties discussed in this Quarterly Report on Form 10-Q. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements.

Overview

We operate ambulatory surgery centers, surgical hospitals and related businesses across the United States. As of March 31, 2014, we operated 215 facilities. All but two of our 215 facilities include local physician owners, and 148 of these facilities are also partially owned by various not-for-profit healthcare systems (hospital partners). In addition to facilitating the joint ownership of the majority of our existing facilities, our agreements with these healthcare systems provide a framework for the construction or acquisition of additional facilities in the future. During the first three months of 2014, we acquired a facility in Georgia and a facility in Indiana.

Our facilities, consisting of ambulatory surgery centers and surgical hospitals, specialize in non-emergency surgical cases. Due in part to advancements in medical technology, the volume and complexity of surgical cases performed in an outpatient setting has steadily increased over the past three decades. Our facilities earn a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. In many markets we operate our facilities with a hospital partner, which we believe improves the long-term profitability and potential of our facilities.

Our growth and success depends on our ability to continue to grow volumes at our existing facilities, to successfully open new facilities we develop, to successfully integrate acquired facilities into our operations, and to continue expanding relationships with our physician and hospital partners. We believe we will have significant opportunities to operate more facilities in the future in existing and new markets and that many of these will include hospital partners.

Due in large part to our partnerships with physician and hospital partners, we do not consolidate 150 of the 215 facilities in which we have ownership interests. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding our financial performance because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating margins (both consolidated and unconsolidated) for the facilities that were operational in both the current and prior year periods, a group we refer to as same store facilities.

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

Acquisitions, Equity Investments and Development Projects

We acquire interests in existing surgical facilities from third parties and invest in new facilities that we develop with hospital partners and local physicians. Some of these transactions result in our controlling the acquired entity and meet the GAAP definition of a business combination. The financial results of the acquired entities are included in our consolidated financial statements beginning on the acquisition’s effective date. In

February 2014, we paid cash of approximately $2.0 million and obtained control of and the rights to manage a surgical facility located in Georgia.

We control and therefore consolidate the results of 65 of our 215 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the three months ended March 31, 2014, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $2.0 million and $1.1 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $7.0 million decrease to our additional paid-in capital during the three months ended March 31, 2014.

We also regularly engage in the purchase and sale of equity interests with respect to our investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in unconsolidated affiliates that need capital for acquisitions, new construction or other business growth opportunities. During the three months ended March 31, 2014, these transactions resulted in a net cash outflow of approximately $34.7 million, which is summarized below:

Effective Date	Facility Location	Amount
Investments
March 2014	Indiana(1)	$32.2 million
Various	Various(2)	2.5 million

Total		$34.7 million

(1)	Acquisition of a noncontrolling interest in and right to manage a surgical facility in which we previously had no involvement. The facility is jointly owned with local physicians.
(2)	Represents the net payment related to various other purchases and sales of equity interests and contributions of cash related to equity method investees.

During the three months ended March 31, 2014, we received $22.0 million, which represents a return of capital, from one of our unconsolidated affiliates.

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

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months Ended March 31,
	2014	2013
Net patient service revenues	83%	84%
Management and contract service revenues	15	14
Other revenues	2	2

Total revenues	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months Ended March 31,
	2014	2013
Management of surgical facilities	$19,368	$18,231
Contract services provided to other healthcare providers	2,397	2,349

Total management and contract service revenues	$21,765	$20,580

Results of Operations

The following table summarizes certain consolidated statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
USPI	2014	2013
Total revenues	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	12.3	13.3
Operating expenses, excluding depreciation and amortization	(75.1)	(68.4)
Depreciation and amortization	(4.5)	(4.8)

Operating income	32.7	40.1
Interest and other expense, net	(15.9)	(19.6)

Income from continuing operations before income taxes	16.8	20.5
Income tax expense	(2.4)	(3.4)

Income from continuing operations	14.4	17.1
Loss from discontinued operations, net of tax	(0.2)	—

Net income	14.2	17.1
Less: Net income attributable to noncontrolling interests	(10.6)	(11.9)

Net income attributable to USPI’s common stockholder	3.6%	5.2%

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

	Three Months Ended March 31,
USPI’s Unconsolidated Affiliates	2014	2013
Revenues	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	(74.6)	(73.8)
Depreciation and amortization	(4.4)	(4.3)

Operating income	21.0	21.9
Interest expense and other, net	(1.7)	(1.9)

Income before income taxes	19.3	20.0
Income tax expense	(0.5)	(0.6)

Net income	18.8%	19.4%

Executive Summary

Our strategy continues to include growing the profits of our existing facilities, developing new facilities with hospital partners, and adding other facilities through acquisition. During the first quarter of 2014, we acquired a surgical facility in Georgia and a facility in Indiana.

During the first quarter of 2014, our revenues were flat compared to the first quarter of 2013, as increases to revenues from higher average revenue per procedure, acquisitions of facilities, and changes in consolidation treatment of our investees were offset by a 3% decrease in case volume at the facilities we operated in both years (same store facilities). The decrease in volume was driven by severe weather conditions in certain markets, changes in benefit design that result in patients bearing more of the cost of care and increased levels of competition in certain markets. We also experienced a shift to higher intensity procedures, which helped offset the reduction to revenues, but these procedures have higher associated supply and other costs, resulting in lower margins at our facilities overall. In addition, we invested more in general and administrative expenses in the first quarter of 2014 than in the first quarter of 2013 as we committed additional resources to deploying strategic initiatives that we believe will benefit the Company long-term.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a majority of our facilities (150 of our 215 facilities at March 31, 2014), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method, i.e., as an unconsolidated affiliate. We control the remaining 65 of our facilities and account for these investments as consolidated subsidiaries.

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

In summary, our operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but our individual revenue and expense line items only contain consolidated businesses, which represent less than one-third of our facilities. This translates to trends in operating income that often do not correspond with changes in revenues and expenses. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years. Accordingly, we review several types of information in order to monitor and analyze our results of operations, including:

•	The results of operations of our unconsolidated affiliates

•	Our average ownership share in the facilities we operate; and

•	Facility operating indicators, such as systemwide revenue growth, same store revenue growth, and same store operating margins

Our Consolidated and Unconsolidated Results

The following table shows our results of operations and the results of operations of our unconsolidated affiliates (in thousands).

	Three Months Ended March 31,
	2014		2013		Variance to Prior Year
	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$120,979	$415,335	$121,473	$415,204	$(494)	$131
Management and contract service revenues	21,765	—	20,580	—	1,185	—
Other income	2,557	2,753	3,055	3,084	(498)	(331)

Total revenues	145,301	418,088	145,108	418,288	193	(200)
Equity in earnings of unconsolidated affiliates	17,882	—	19,325	—	(1,443)	—
Operating expenses:
Salaries, benefits, and other employee costs	41,896	106,396	39,013	105,322	2,883	1,074
Medical services and supplies	24,555	103,952	22,836	102,255	1,719	1,697
Other operating expenses	27,886	92,764	24,591	91,435	3,295	1,329
General and administrative expenses	11,785	—	9,904	—	1,881	—
Provision for doubtful accounts	1,988	10,490	3,044	10,185	(1,056)	305
Net loss (gain) on deconsolidations, disposals and impairments	1,014	(1,746)	(101)	(371)	1,115	(1,375)
Depreciation and amortization	6,485	18,373	6,903	18,054	(418)	319

Total operating expenses	115,609	330,229	106,190	326,880	9,419	3,349

Operating income	47,574	87,859	58,243	91,408	(10,669)	(3,549)
Interest income	459	91	351	99	108	(8)
Interest expense	(23,558)	(7,406)	(28,911)	(8,059)	5,353	653
Other	—	311	—	9	—	302

Total other expense, net	(23,099)	(7,004)	(28,560)	(7,951)	5,461	947

Income before income taxes	24,475	80,855	29,683	83,457	(5,208)	(2,602)
Income tax expense	(3,501)	(2,222)	(4,857)	(2,150)	1,356	(72)

Income from continuing operations	20,974	78,633	24,826	81,307	(3,852)	(2,674)
Discontinued operations, net of tax	(332)	—	—	—	(332)	—

Net income	20,642	$78,633	24,826	$81,307	(4,184)	$(2,674)

Less: Net income attributable to noncontrolling interests	(15,412)		(17,240)		1,828

Net income attributable to USPI’s common stockholder	$5,230		$7,586		$(2,356)

USPI’s equity in earnings of unconsolidated affiliates		$17,882		$19,325		$(1,443)

The following table provides other information regarding our unconsolidated affiliates (in thousands):

	Three Months Ended March 31,
	2014	2013
Long-term debt	$364,098	$402,956
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	22.1%	23.2%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	25.8%	26.3%
Unconsolidated facilities operated at period end	150	150

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as our equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about our involvement in equity method investments.
(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership we held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This is a non-GAAP measure but management believes it provides further useful information about our involvement in equity method investments.

Our Ownership Interests in the Facilities We Operate

Our earnings are predominantly driven by our investments in the facilities we operate, so we focus on those businesses’ growth rates together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in surgical facilities we operate is as follows:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013	Three Months Ended March 31, 2013
Unconsolidated facilities(1)	22.7%	23.2%	23.2%
Consolidated facilities(2)	42.3%	45.5%	46.5%
Total(3)	27.7%	29.0%	29.7%

(1)	Computed for unconsolidated facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income of surgical facilities we account for under the equity method.
(2)	Computed for consolidated facilities by dividing (a) the aggregate net income of surgical facilities we operate less our total noncontrolling interests in income of consolidated subsidiaries by (b) the aggregate net income of our consolidated surgical facilities.
(3)	Computed in total by dividing our share of the facilities’ net income, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income of our surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our increased focus on partnering our facilities with not-for-profit health systems in addition to physicians generally leads to our accounting for more facilities under the equity method (unconsolidated). We generally have a lower ownership percentage in an equity method facility as compared to a consolidated facility.

Revenues

Our consolidated net revenues were flat during the first quarter of 2014 as compared to the prior year first quarter, and the revenues of our unconsolidated affiliates were also flat. The table below quantifies several significant items impacting year over year change (in thousands).

	Three Months Ended March 31, 2014
	USPI as Reported Under GAAP	Unconsolidated Affiliates
Total revenues, three months ended March 31, 2013	$145,108	$418,288
Add: revenue from acquired facilities	2,997	1,085
Add: revenue from consolidated facilities	4,216	(4,216)
Less: revenue of disposed facilities	(367)	—

Adjusted base period	151,954	415,157
(Decrease) increase from operations	(6,155)	3,262
Other	(498)	(331)

Total revenues, three months ended March 31, 2014	$145,301	$418,088

Facility Growth

Our systemwide revenues were flat in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The lack of change in systemwide revenues was driven by a 3% decline in case volumes, offset by a 3% increase in net revenue per case. Severe weather in certain markets resulted in the cancellation of scheduled surgeries as well as disrupting the scheduling of additional cases as surgeons saw fewer patients in their offices. We believe the majority of the cancelled cases will be rescheduled. In addition, we believe a continuing shift to greater patient responsibility for health care costs, together with increased competition in some markets, contributed to lower case volume in the first quarter of 2014. Our cases, on average, were more complex than in the first quarter of 2013, which substantially offset the reduction in revenues that resulted from the decrease in case volume.

The following table summarizes our same store facility revenue year-over-year changes, as compared to the three months ended March 31, 2013:

Three Months Ended March 31, 2014
Net revenue	—%
Surgical cases	(3)%
Net revenue per case	3%

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

	March 31, 2014	March 31, 2013
Facilities(1):
With a hospital partner	148	148
Without a hospital partner	67	66

Total facilities operated	215	214

Change from March 31, 2013:
De novo (newly constructed)	—
Acquisition	4
Disposals/Mergers(2)	(3)

Total increase in number of facilities	1

(1)	At March 31, 2014, physicians own a portion of all but two of these facilities.
(2)	During 2014, we sold our ownership interest in a facility in Reading, Pennsylvania. During 2013, we sold our ownership interest in a facility in Chicago, Illinois and merged one of our Dallas-area facilities into one location.

Facility Operating Margins

Same store facility operating margins decreased 220 basis points for the period from March 31, 2013 to March 31, 2014. The decrease was primarily attributable to the decreases in revenues described above. While many of our costs are variable, a significant portion are not variable on a day-to-day basis, meaning a decrease in case volume cannot entirely be offset by expense reductions. Inflationary increases in wages, together with the fixed component of our facility level cost structure, when combined with the decreased case volume, result in lower facility margins. In addition, the shift to more complex cases had a significant accompanying cost increase, particularly in supply costs, so these cases benefited our revenues and profits but not our margin as a percentage of revenues.

The following table summarizes the year-over-year changes in our same store facility operating margins (see footnote 1 below):

	Three Months Ended March 31, 2014	(Decrease)
With a hospital partner	20.4%	(170	) bps
Without a hospital partner	24.9%	(440	) bps
Total facilities	21.2%	(220	) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for our operations because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

As discussed more fully in “Revenues,” our consolidated revenues increased by $0.2 million to $145.3 million for the three months ended March 31, 2014 from $145.1 million for the three months ended

March 31, 2013. The slight growth in revenues during the first quarter of 2014 was driven by acquisitions, but was largely offset by decreases in same-store revenues.

Equity in earnings of unconsolidated affiliates decreased by $1.4 million, or 7.5% to $17.9 million for the three months ended March 31, 2014 from $19.3 million for the three months ended March 31, 2013. This decrease was driven a $1.8 million decline in our same store facilities results due to the reduced case volumes and lower facility operating margins described above. The decrease was partially offset by an increase to equity in earnings from acquisitions of $0.4 million.

Operating expenses, excluding depreciation and amortization, increased by $9.8 million, or 9.9%, to $109.1 million for the three months ended March 31, 2014 from $99.3 million for the three months ended March 31, 2013. The increase primarily resulted from our acquisition of facilities during late 2013 and 2014, and increased investment in general and administrative expenses related to deploying our strategic initiatives. We also recorded an impairment charge of $0.7 million related to one of our management contracts.

Depreciation and amortization decreased $0.4 million or 6.1%, to $6.5 million for the three months ended March 31, 2014 from $6.9 million for the three months ended March 31, 2013. Depreciation and amortization, as a percentage of revenues was 4.5% and 4.8% during the three months ended March 31, 2014 and 2013, respectively.

Operating income decreased $10.7 million, or 18.3%, to $47.6 million for the three months ended March 31, 2014 from $58.2 million for the three months ended March 31, 2013, primarily as a result of the earnings from facilities we acquired during 2013 being offset by reductions in the earnings of facilities we operated in both periods. Operating income, as a percentage of revenues, decreased to 32.7% for the three months ended March 31, 2014 from 40.1% for the three months ended March 31, 2013, due to our revenues being flat to prior year without proportional reductions in operating costs of our facilities, as described more fully above.

Interest expense, net of interest income, decreased $5.5 million, or 19.1%, to $23.1 million for the three months ended March 31, 2014 as compared to $28.6 million for the three months ended March 31, 2013. The decrease is due to fees that were paid in February and March 2013 related to the refinancing we completed in April 2013.

Provision for income taxes was $3.5 million for the three months ended March 31, 2014 compared to $4.9 million for the three months ended March 31, 2013. Our effective tax rate (based on pretax earnings attributable to USPI’s stockholder) was 39% in both the three months ended March 31, 2014 and 2013.

Total loss from discontinued operations, net of tax was $0.3 million in the three months ended March 31, 2014 and relates to the final disposal of fixed assets related to a previously sold entity.

Net income attributable to noncontrolling interest decreased $1.8 million, or 10.6%, to $15.4 million for the three months ended March 31, 2014 compared to $17.2 million for the three months ended March 31, 2013. The decrease is due to the reduced earnings of the consolidated same store facilities.

Net income decreased $4.2 million, or 16.9%, to $20.6 million for the three months ended March 31, 2014 as compared to $24.8 million for the three months ended March 31, 2013. Net income attributable to USPI’s common stockholder decreased $2.4 million, or 31.1%, to $5.2 million for the three months ended March 31, 2014 as compared to $7.6 million for the three months ended March 31, 2013. The decrease was due to decreased operating income at our facilities being partially offset by lower interest expense in the current year period, as a result of the refinancing we completed in April 2013.

Liquidity and Capital Resources

Cash Flows

During the three months ended March 31, 2014, we generated $61.0 million of cash flows from operating activities as compared to $38.6 million during the three months ended March 31, 2013. The increase of $22.5 million, or 58%, from the prior year period, primarily resulted from the timing in distributions from our unconsolidated affiliates.

During the three months ended March 31, 2014, our net cash used in investing activities was $16.1 million, consisting of net payments of $36.6 million from the purchase and sale of businesses and equity interests, which was partially offset by a $22.0 million return of capital from an unconsolidated affiliate. We purchased $1.7 million of property and equipment, which excludes $1.2 million of property and equipment acquired under capital lease arrangements. Approximately $0.9 million of property and equipment purchases were related to ongoing development projects, including expanding or investing in infrastructure of existing facilities and the remaining $2.0 million represented purchases of equipment at existing facilities. Net cash used in financing activities for the three months ended March 31, 2014 totaled $65.7 million, which was driven by distributions to noncontrolling interests of $18.6 million, a net decrease in cash held on behalf of noncontrolling interests of $41.2 million and net payments on long-term debt of $4.9 million.

Cash and cash equivalents were $58.0 million at March 31, 2014 as compared to $78.7 million at December 31, 2013, and the net working capital deficit was $86.6 million at March 31, 2014 as compared to $102.4 million at December 31, 2013. The overall negative working capital position at March 31, 2014 and December 31, 2013 is primarily the result of amounts due to affiliates totaling $143.8 million and $185.0 million, respectively, associated with our practice of holding our unconsolidated facilities’ cash until these amounts are distributed to our partners, typically on a monthly or quarterly basis. As discussed below, we have sufficient availability under our new credit facility, together with our operating cash flows, to service our obligations.

Debt

In April 2012, we amended our credit facility. The amended credit facility provided borrowings consisting of $144.4 million in non-extended term loans which were to mature in April 2014; $312.4 million in extended term loans maturing in April 2017; $375.0 million in a new term loan maturing in April 2019; and $125.0 million under a new revolving facility maturing in April 2017. The term loans require quarterly principal payments of 0.25% of the outstanding balance as of April 3, 2012 with the remaining balances due in 2017 for the extended term loan and in 2019 for the new term loan. No principal payments are required on the revolving credit facility until its maturity in 2017. In December 2012, we borrowed an additional $150.0 million in new term loans under the amended credit facility. This borrowing requires quarterly principal payments of 0.25% of the outstanding balance and also matures in April 2019. We pay 0.50% per annum on the daily-unused commitment of the new revolving credit facility. We also pay a quarterly participation fee of 2.13% per annum related to outstanding letters of credit.

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

At March 31, 2014, we had $970.0 million outstanding under the amended credit facility at a weighted average interest rate of approximately 4.6%. At March 31, 2014, we had $123.4 million available for borrowing under the revolving credit facility, representing the revolving facility’s $125.0 million capacity, net of $1.6 million of outstanding letters of credit.

The amended credit facility is guaranteed by USPI Holdings, Inc. and its current and future directly and indirectly wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock and the capital stock of each of our wholly owned domestic subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at March 31, 2014.

In April 2012, we issued of $440.0 million of 9.0% senior unsecured notes due in April 2020. Interest on the outstanding notes is payable on April 1 and October 1 of each year, and commenced on October 1, 2012. At March 31, 2014, we had $440.0 million of the senior unsecured notes outstanding. The notes are unsecured senior obligations of our company; however, the notes are guaranteed by most of our current and future direct and indirect 100%-owned domestic subsidiaries. Additionally, the notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sells assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at March 31, 2014.

Contractual Cash Obligations

Our contractual cash obligations as of March 31, 2014, are summarized as follows:

	Payments Due by Period
Contractual Cash Obligations	Total	Within 1 Year	Years 2 and 3	Years 4 and 5	Beyond 5 Years
	(In thousands)
Long term debt obligations:
Amended senior secured credit facility — new term loan(1)	$663,804	$6,705	$13,410	$13,410	$630,279
Amended senior secured credit facility — extended term loan(1)	306,187	3,124	6,249	296,814	—
Senior unsecured notes (1)	440,000	—	—	—	440,000
Other debt at operating subsidiaries(1)	36,375	6,483	10,413	8,567	10,912
Interest on long-term debt obligations(2)	437,124	85,232	168,571	141,197	42,124
Capitalized lease obligations(3)	38,534	4,861	8,207	7,143	18,323
Operating lease obligations	96,074	17,500	29,864	23,625	25,085

Total contractual cash obligations	$2,018,098	$123,905	$236,714	$490,756	$1,166,723

(1)	Scheduled principal payments.
(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the March 31, 2014 rates applicable to each debt instrument.
(3)	Includes principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have noncontrolling investors who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to us, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $60.0 million at March 31, 2014, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was approximately 44% at March 31, 2014. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At March 31, 2014, the total debt on the balance sheets of our unconsolidated affiliates was approximately $364.1 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was approximately 26% at March 31, 2014. We or one of our wholly owned subsidiaries had collectively guaranteed $26.2 million of the $364.1 million in total debt of our unconsolidated affiliates as of March 31, 2014. In addition, our unconsolidated affiliates have obligations under operating leases, of which we or a wholly owned subsidiary had guaranteed $8.2 million as of March 31, 2014. Of the total $34.4 million of guarantees related to unconsolidated affiliates, approximately $3.0 million represents guarantees of obligations of two facilities which have been sold. We have full recourse to the buyers with respect to the $3.0 million related to the sold facilities.

Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million for the three months ended March 31, 2014 and 2013. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At March 31, 2014, we had approximately $7.0 million accrued related to such management fee, which is included in other long-term liabilities in the accompanying consolidated balance sheet.

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

Our financing arrangements with many commercial lenders are based on the spread over the prime rate or LIBOR. At March 31, 2014, $476.4 million of our outstanding debt was in fixed rate instruments and the remaining $970.0 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $9.7 million.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings that might have a material adverse impact on the Company.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (v) Consolidated Statement of Changes in Equity for the three months ended March 31, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements.(1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.
By:	/s/ Jason B. Cagle
Jason B. Cagle
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2014

By:	/s/ J. Anthony Martin
J. Anthony Martin
Senior Vice President, Corporate Controller, and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (v) Consolidated Statement of Changes in Equity for the three months ended March 31, 2014 and 2013 and (iv) Notes to Consolidated Financial Statements.(1)

(1)	Filed herewith.