Form 10-Q
period 2014-06-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2014-08-07
CIK 1101723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of Common Stock of the Registrant outstanding at August 7, 2014 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note:    Items 1A, 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Surgical Partners International, Inc.:

We have reviewed the consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of June 30, 2014, the related consolidated statements of income, comprehensive income and changes in equity for the three-month and six-month periods ended June 30, 2014 and 2013, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for the year then ended not presented herein; and in our report dated February 26, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Dallas, Texas

August 7, 2014

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands — except share data)
ASSETS
Cash and cash equivalents	$68,294	$78,741
Available for sale securities (Note 5)	10,253	10,802
Accounts receivable, net of allowance for doubtful accounts of $9,657 and $10,236, respectively	48,361	51,608
Other receivables	28,996	24,191
Inventories of supplies	8,542	9,049
Deferred tax asset, net	22,626	22,333
Prepaids and other current assets	17,715	16,076

Total current assets	204,787	212,800
Property and equipment, net	130,190	132,474
Investments in unconsolidated affiliates	533,584	521,833
Goodwill	1,230,221	1,229,282
Intangible assets, net	361,083	356,119
Other assets	30,780	28,176

Total assets	$2,490,645	$2,480,684

LIABILITIES AND EQUITY
Accounts payable	$22,240	$17,407
Accrued salaries and benefits	29,639	28,932
Due to affiliates	161,867	184,961
Accrued interest	10,048	10,034
Current portion of long-term debt	18,790	18,916
Other current liabilities	57,738	54,949

Total current liabilities	300,322	315,199
Long-term debt, less current portion	1,448,730	1,454,692
Other long-term liabilities	35,763	36,030
Deferred tax liability, net	188,521	181,543

Total liabilities	1,973,336	1,987,464
Noncontrolling interests — redeemable (Note 3)	173,504	166,578
Commitments and contingencies (Note 8)
Equity:
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized; issued and outstanding	—	—
Additional paid-in capital	222,064	228,794
Accumulated other comprehensive income	21	10
Retained earnings	74,397	50,818

Total USPI stockholder’s equity	296,482	279,622
Noncontrolling interests — non-redeemable (Note 3)	47,323	47,020

Total equity	343,805	326,642

Total liabilities and equity	$2,490,645	$2,480,684

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
	(Unaudited — in thousands)
Revenues:
Net patient service revenues	$135,424	$130,047
Management and contract service revenues	23,657	22,298
Other revenues	2,535	2,891

Total revenues	161,616	155,236
Equity in earnings of unconsolidated affiliates	28,190	23,512
Operating expenses:
Salaries, benefits, and other employee costs	43,599	40,420
Medical services and supplies	26,642	25,049
Other operating expenses	27,350	26,378
General and administrative expenses	11,455	10,493
Provision for doubtful accounts	2,621	3,139
Net (gain) loss on deconsolidations, disposals and impairments	(97)	5,501
Depreciation and amortization	6,522	7,172

Total operating expenses	118,092	118,152

Operating income	71,714	60,596
Interest income	391	389
Interest expense	(23,685)	(24,346)
Loss on early retirement of debt	—	(5,535)
Other, net	(25)	(4)

Total other expense, net	(23,319)	(29,496)

Income before income taxes	48,395	31,100
Income tax expense	(9,873)	(5,585)

Net income	38,522	25,515
Less: Net income attributable to noncontrolling interests	(20,021)	(18,090)

Net income attributable to USPI’s common stockholder	$18,501	$7,425

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Unaudited — in thousands)
Revenues:
Net patient service revenues	$256,403	$251,520
Management and contract service revenues	45,422	42,878
Other revenues	5,092	5,945

Total revenues	306,917	300,343
Equity in earnings of unconsolidated affiliates	46,072	42,837
Operating expenses:
Salaries, benefits, and other employee costs	85,495	79,433
Medical services and supplies	51,197	47,886
Other operating expenses	55,236	50,969
General and administrative expenses	23,240	20,397
Provision for doubtful accounts	4,609	6,182
Net loss on deconsolidations, disposals and impairments	917	5,399
Depreciation and amortization	13,007	14,075

Total operating expenses	233,701	224,341

Operating income	119,288	118,839
Interest income	850	740
Interest expense	(47,243)	(53,257)
Loss on early retirement of debt	—	(5,535)
Other, net	(25)	(4)

Total other expense, net	(46,418)	(58,056)

Income from continuing operations before income taxes	72,870	60,783
Income tax expense	(13,374)	(10,442)

Income from continuing operations	59,496	50,341
Discontinued operations, net of tax:
Loss on disposal of discontinued operations	(332)	—

Net income	59,164	50,341
Less: Net income attributable to noncontrolling interests	(35,433)	(35,330)

Net income attributable to USPI’s common stockholder	$23,731	$15,011

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$24,063	$15,011
Loss from discontinued operations, net of tax	(332)	—

Net income attributable to USPI’s common stockholder	$23,731	$15,011

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
	(Unaudited — in thousands)
Net income	$38,522	$25,515
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	8	(66)

Comprehensive income	38,530	25,449
Less: Comprehensive income attributable to noncontrolling interests	(20,021)	(18,090)

Comprehensive income attributable to USPI’s common stockholder	$18,509	$7,359

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Unaudited — in thousands)
Net income	$59,164	$50,341
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	11	(64)

Comprehensive income	59,175	50,277
Less: Comprehensive income attributable to noncontrolling interests	(35,433)	(35,330)

Comprehensive income attributable to USPI’s common stockholder	$23,742	$14,947

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the Three Months and Six Months Ended June 30, 2014

	USPI’s Common Stockholder
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests Non-Redeemable	Total
	(Unaudited — in thousands, except share amounts)
Balance, December 31, 2013	100	$—	$228,794	$10	$50,818	$47,020	$326,642
Distributions to noncontrolling interests	—	—	—	—	—	(2,815)	(2,815)
Purchases of noncontrolling interests	—	—	1,769	—	—	(20)	1,749
Sales of noncontrolling interests	—	—	(8,755)	—	—	481	(8,274)
Contribution related to equity award grants by parent and other	—	—	508	—	—	—	508
Net income	—	—	—	—	5,230	1,956	7,186
Other comprehensive income	—	—	—	3	—	—	3

Balance, March 31, 2014	100	—	222,316	13	56,048	46,622	324,999
Distributions to noncontrolling interests	—	—	—	—	—	(2,720)	(2,720)
Purchases of noncontrolling interests	—	—	41	—	—	(46)	(5)
Sales of noncontrolling interests	—	—	(870)	—	—	470	(400)
Contribution related to equity award grants by parent and other	—	—	577	—	—	—	577
Payment of common stock dividend	—	—	—	—	(152)	—	(152)
Net income	—	—	—	—	18,501	2,997	21,498
Other comprehensive income	—	—	—	8	—	—	8

Balance, June 30, 2014	100	—	$222,064	$21	$74,397	$47,323	$343,805

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Unaudited — in thousands)
Cash flows from operating activities:
Net income	$59,164	$50,341
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	332	—
Loss on early retirement of debt	—	5,535
Provision for doubtful accounts	4,609	6,182
Depreciation and amortization	13,007	14,075
Net loss on deconsolidations, disposals and impairments	917	5,399
Amortization of debt issue costs and discount	2,201	2,207
Deferred income tax expense	5,232	589
Distributions received from unconsolidated affiliates, net of earnings	19,521	578
Equity-based compensation	1,083	899
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(2,150)	(2,260)
Other receivables	(432)	(1,089)
Inventories of supplies, prepaids and other current assets	(2,459)	(2,480)
Accounts payable and other current liabilities	6,509	(3,453)
Long-term liabilities	(1,602)	892

Net cash provided by operating activities	105,932	77,415

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(62,243)	(11,926)
Proceeds from sale of businesses and equity interests	1,689	9,633
Purchases of property and equipment	(5,217)	(13,944)
Sales (purchases) of marketable securities, net	538	(183)
Returns of capital from unconsolidated affiliates	22,000	—
Increase in deposits and notes receivable	(1,247)	(125)

Net cash used in investing activities	(44,480)	(16,545)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	16,499	145,374
Payments on long-term debt	(26,585)	(153,947)
Decrease in cash held on behalf of unconsolidated affiliates and other	(23,371)	(7,835)
Purchases of noncontrolling interests, net	(1,458)	(551)
Payment of common stock dividend	(152)	(55)
Distributions to noncontrolling interests	(36,832)	(38,107)

Net cash used in financing activities	(71,899)	(55,121)

Net (decrease) increase in cash and cash equivalents	(10,447)	5,749
Cash and cash equivalents at beginning of period	78,741	51,203

Cash and cash equivalents at end of period	$68,294	$56,952

Supplemental information:
Interest paid	$45,028	$50,851
Income taxes paid	4,351	11,772
Non-cash transactions:
Assets acquired under capital lease obligations	3,673	558

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a) Description of Business

United Surgical Partners International, Inc., a Delaware corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and management of ambulatory surgery centers, surgical hospitals and related businesses. At June 30, 2014, the Company, headquartered in Dallas, Texas, operated 218 short-stay surgical facilities in the United States. Of these 218 facilities, the Company consolidates the results of 64 and accounts for 154 under the equity method. The majority of the Company’s facilities are jointly owned with local physicians and a health system partner that has other healthcare businesses in the region. At June 30, 2014, the Company had agreements with health system partner providing for joint ownership of 151 of the Company’s 218 facilities and also providing a framework for the planning and construction of additional facilities in the future. All but two of the Company’s facilities include physician owners.

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

(2)	Investments in Unconsolidated Affiliates and Business Combinations

The Company acquires interests in existing surgery centers and invests in new facilities that it develops in partnership with health system partners and local physicians. Some of these transactions result in the Company controlling the acquired entity and meet the GAAP definition of a business combination. The financial results of the acquired entities are included in the Company’s consolidated financial statements beginning on the acquisitions’ effective closing date. In February 2014, the Company paid cash of approximately $2.0 million and obtained control and the rights to manage a surgical facility located in Georgia. The adjustments to arrive at pro forma operating results for this acquisition are not material.

The Company controls 64 of its entities and therefore consolidates their results. However, the Company accounts for a majority (154 of its 218 facilities at June 30, 2014) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity. The majority of these investments are partnerships or limited liability companies, which

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in thousands, except number of facilities, reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Unconsolidated facilities operated at period-end	154	149	154	149
Income statement information:
Revenues	$468,860	$444,168	$886,948	$862,457
Operating expenses:
Salaries, benefits, and other employee costs	109,664	107,121	216,059	212,442
Medical services and supplies	112,665	110,133	216,617	212,389
Other operating expenses	107,737	102,092	210,991	203,712
Net gain on asset disposals, net	(4,057)	(90)	(5,803)	(461)
Depreciation and amortization	18,379	18,116	36,752	36,170

Total operating expenses	344,388	337,372	674,616	664,252

Operating income	124,472	106,796	212,332	198,205
Interest expense, net	(7,118)	(7,755)	(14,433)	(15,715)
Other, net	195	12	505	21

Income before income taxes	$117,549	$99,053	$198,404	$182,511

Balance sheet information:
Current assets	$355,992	$326,762	$355,992	$326,762
Noncurrent assets	555,813	567,157	555,813	567,157
Current liabilities	209,700	211,816	209,700	211,816
Noncurrent liabilities	367,295	381,470	367,295	381,470

The Company also regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in unconsolidated affiliates that need capital for acquisitions, new construction or other business growth opportunities. The cash flow impact of these transactions is classified within investing activities. During the six months ended June 30, 2014, these transactions resulted in a cash outflow of approximately $58.5 million, which is summarized as follows:

Effective Date	Facility Location	Amount
Investments
March 2014	Indiana(1)	$32.2 million
April 2014	New Jersey(1)	16.9 million
June 2014	Dallas-Fort Worth(2)	4.2 million
Various	Various(3)	5.2 million

Total		$58.5 million

(1)	Acquisition of a noncontrolling interest in and the right to manage a surgical facility in which the Company previously had no involvement. The facility is jointly owned with local physicians.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(2)	Acquisition of a noncontrolling interest in and the right to manage two surgical facilities in which the Company previously had no involvement. These facilities are jointly owned with a health system partner and local physicians.
(3)	Represents the net payment related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

During the six months ended June 30, 2014, the Company received $22.0 million, which represents a return of capital, from one of its unconsolidated affiliates.

(3)	Noncontrolling Interests

The Company controls and therefore consolidates the results of 64 of its 218 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests. Their cash flow effect is classified within financing activities.

During the six months ended June 30, 2014, the Company purchased and sold redeemable equity interests in various consolidated subsidiaries in amounts totaling $3.2 million and $1.7 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net income attributable to USPI’s common stockholder	$18,501	$23,731	$7,425	$15,011
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(870)	(9,625)	(2,647)	(5,931)
Increase in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	41	1,810	831	639

Net transfers to noncontrolling interests	(829)	(7,815)	(1,816)	(5,292)

Change in equity from net income attributable to USPI and transfers to noncontrolling interests	$17,672	$15,916	$5,609	$9,719

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Were certain fundamental regulatory changes to occur, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership structure illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions have been classified outside of equity and are carried as “noncontrolling interests — redeemable” on the Company’s consolidated balance sheets. The activity for the three and six months ended June 30, 2014 and 2013 is summarized below (in thousands):

2014 Noncontrolling Interests — Redeemable
Balance, December 31, 2013	$166,578
Net income attributable to noncontrolling interests	13,457
Distributions to noncontrolling interests	(15,821)
Purchases of noncontrolling interests	(3,776)
Sales of noncontrolling interests	9,791
Acquisition of new business	1,542

Balance, March 31, 2014	171,771
Net income attributable to noncontrolling interests	17,023
Distributions to noncontrolling interests	(15,476)
Purchases of noncontrolling interests	(1,150)
Sales of noncontrolling interests	1,508
Deconsolidation of subsidiary	(172)

Balance, June 30, 2014	$173,504

2013 Noncontrolling Interests — Redeemable
Balance, December 31, 2012	$153,399
Net income attributable to noncontrolling interests	15,466
Distributions to noncontrolling interests	(16,993)
Purchases of noncontrolling interests	(270)
Sales of noncontrolling interests	4,246

Balance, March 31, 2013	155,848
Net income attributable to noncontrolling interests	15,933
Distributions to noncontrolling interests	(16,648)
Purchases of noncontrolling interests	(3,686)
Sales of noncontrolling interests	4,777
Acquisition of new business	6,111

Balance, June 30, 2013	$162,335

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(4)	Other Investments

The consolidated financial statements include the financial statements of USPI and subsidiaries the Company controls, usually indicated by majority ownership. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights.

The Company has ownership in an entity that operates and manages ten surgical facilities in the Houston, Texas area. Despite not holding a majority voting interest, the Company is the primary beneficiary because the Company is able to make the decisions that are most significant to the operations of the entity and has provided all of the funding for the entity, which the entity has used to acquire surgical facilities. The Company is entitled to a majority of the entity’s earnings until the Company has received a specified return on the investment. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the six months ended June 30, 2014 or 2013. At June 30, 2014 and 2013, the total assets of this entity were $122.8 million and $101.7 million, and the total liabilities owed to third parties were $23.3 million and $24.1 million, respectively. Such amounts are included in the accompanying consolidated balance sheet.

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

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for the traded debt securities. At both June 30, 2014 and 2013, both the aggregate carrying amount and the estimated fair value of long-term debt was approximately $1.5 billion. The fair value of debt is classified within Level 2 of the valuation hierarchy.

At June 30, 2014 and 2013, the Company had approximately $10.3 million and $10.8 million, respectively, of marketable securities, which are held by the Company’s wholly-owned insurance subsidiary. These investments are used in connection with its retained professional and general liability risks and are not available for general corporate purposes. The marketable securities consist of U.S. Treasury and corporate debt, are classified as available-for-sale and are recorded at fair value on the consolidated balance sheet. The fair value of these securities are classified within Level 2 of the valuation hierarchy, and are based on closing market prices of the investments when applicable, or alternatively, valuations utilizing market data and other observable inputs. Realized gains and losses on the sale of these securities are reclassified out of other comprehensive income and into “Other, net” on the accompanying consolidated statements of income.

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

Total equity-based compensation, included in the accompanying consolidated statements of income, classified by line item, is as follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Salaries, benefits and other employee costs	$136	$285	$97	$225
General and administrative expenses	429	798	355	674

Expense before income tax benefit	565	1,083	452	899
Income tax benefit	(188)	(359)	(35)	(84)

Total equity-based compensation expense, net of tax	$377	$724	$417	$815

Total equity-based compensation, included in the accompanying consolidated statements of income, classified by type of award, is as follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Share awards	$175	$325	$125	$292
Stock options	390	758	327	607

Expense before income tax benefit	565	1,083	452	899
Income tax benefit	(188)	(359)	(35)	(84)

Total equity-based compensation expense, net of tax	$377	$724	$417	$815

(7)	Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million and $1.0 million in both the three months and six months ended June 30, 2014 and 2013, respectively. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At June 30, 2014, the Company had approximately $7.5 million accrued related to such management fee, of which $0.2 million is included in other current liabilities and $7.2 million is included in other long-term liabilities in the accompanying consolidated balance sheet.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(8)	Commitments and Contingencies

As of June 30, 2014, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $60.8 million. Of the total, $10.0 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $47.8 million of the remaining $50.8 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $3.0 million represents guarantees of the obligations of two facilities which have been sold. The Company has full recourse to the buyers with respect to these amounts.

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

In July 2014, the Company paid approximately $51.1 million in cash to acquire a noncontrolling interest in and right to manage a surgical hospital in South Dakota. The facility is jointly owned with a new health system partner and local physicians. Also, in July 2014, the Company paid approximately $27.0 million in cash to acquire a noncontrolling interest in and right to manage a surgical facility in New Jersey. The facility is jointly owned with local physicians. In addition, the Company has entered into letters of intent with various entities regarding possible acquisition, joint venture, development or other transactions. These possible acquisitions, joint ventures, developments of new facilities or other transactions are in various stages of negotiation.

During July 2014, the Company borrowed $47.0 million, and subsequently repaid $10.0 million, on its revolving line of credit to partially fund the acquisitions made in July 2014.

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

The Company’s $440.0 million of 9.0% senior unsecured notes due in April 2020 (Notes) were issued in a private offering on April 3, 2012 and were subsequently registered as publicly traded securities through a Form S-4 declared effective by the SEC on September 5, 2012. The exchange offer was completed in October 2012. The Notes are unsecured obligations of the Company; however, the Notes are guaranteed by most of the Company’s direct and indirect 100%-owned domestic subsidiaries. USPI, which issued the Notes, does not have independent assets or operations. USPI’s investees in which USPI owns less than 100% are not guarantors of the obligation. The financial positions and results of operations (below, in thousands) of the respective guarantors are

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

based upon the guarantor relationship at the end of the period presented. Consolidation adjustments include purchase accounting entries for investments in which the Company’s ownership percentage in non-participating investees is not high enough to permit the application of pushdown accounting.

Condensed Consolidating Balance Sheets:

As of June 30, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$58,121	$10,173	$—	$68,294
Available for sale securities	10,253	—	—	10,253
Accounts receivable, net	—	48,361	—	48,361
Other receivables	104,772	28,049	(103,825)	28,996
Inventories of supplies	585	7,957	—	8,542
Prepaids and other current assets	38,445	1,896	—	40,341

Total current assets	212,176	96,436	(103,825)	204,787
Property and equipment, net	37,537	92,422	231	130,190
Investments in unconsolidated affiliates	964,055	53,917	(484,388)	533,584
Goodwill and intangible assets, net	958,144	222,767	410,393	1,591,304
Other assets	29,858	1,938	(1,016)	30,780

Total assets	$2,201,770	$467,480	$(178,605)	$2,490,645

LIABILITIES AND EQUITY
Liabilities and Equity
Current liabilities:
Accounts payable	$7,173	$15,067	$—	$22,240
Accrued expenses and other	270,001	93,176	(103,885)	259,292
Current portion of long-term debt	10,138	9,136	(484)	18,790

Total current liabilities	287,312	117,379	(104,369)	300,322
Long-term debt, less current portion	1,398,559	50,975	(804)	1,448,730
Other long-term liabilities	219,417	5,135	(268)	224,284
Parent’s equity	296,482	240,889	(240,889)	296,482
Noncontrolling interests	—	53,102	167,725	220,827

Total liabilities and equity	$2,201,770	$467,480	$(178,605)	$2,490,645

As of December 31, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$73,765	$4,976	$—	$78,741
Available for sale securities	10,802	—	—	10,802
Accounts receivable, net	—	51,608	—	51,608
Other receivables	79,664	29,938	(85,411)	24,191
Inventories of supplies	1,133	7,916	—	9,049
Prepaids and other current assets	36,200	2,209	—	38,409

Total current assets	201,564	96,647	(85,411)	212,800
Property and equipment, net	37,935	94,245	294	132,474
Investments in unconsolidated affiliates	978,305	33,804	(490,276)	521,833
Goodwill and intangible assets, net	952,765	217,448	415,188	1,585,401
Other assets	27,535	1,451	(810)	28,176

Total assets	$2,198,104	$443,595	$(161,015)	$2,480,684

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

As of December 31, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
LIABILITIES AND EQUITY
Liabilities and Equity
Current liabilities:
Accounts payable	$3,249	$14,158	$—	$17,407
Accrued expenses and other	288,914	75,286	(85,324)	278,876
Current portion of long-term debt	10,182	9,452	(718)	18,916

Total current liabilities	302,345	98,896	(86,042)	315,199
Long-term debt, less current portion	1,403,500	51,685	(493)	1,454,692
Other long-term liabilities	212,637	5,270	(334)	217,573
Parent’s equity	279,622	235,809	(235,809)	279,622
Noncontrolling interests	—	51,935	161,663	213,598

Total liabilities and equity	$2,198,104	$443,595	$(161,015)	$2,480,684

Condensed Consolidating Statements of Income:

For the Six Months Ended June 30, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$59,143	$261,746	$(13,972)	$306,917
Equity in earnings of unconsolidated affiliates	72,245	3,634	(29,807)	46,072
Operating expenses, excluding depreciation and amortization	47,293	187,307	(13,906)	220,694
Depreciation and amortization	3,970	8,973	64	13,007

Operating income	80,125	69,100	(29,937)	119,288
Interest expense, net	(44,676)	(1,717)	—	(46,393)
Other income (expense), net	(27)	2	—	(25)

Income from continuing operations before income taxes	35,422	67,385	(29,937)	72,870
Income tax expense	(11,359)	(2,015)	—	(13,374)

Income from continuing operations	24,063	65,370	(29,937)	59,496
Loss from discontinued operations, net of tax	(332)	—	—	(332)

Net income	23,731	65,370	(29,937)	59,164
Less: Net income attributable to noncontrolling interests	—	(11,417)	(24,016)	(35,433)

Net income attributable to Parent	$23,731	$53,953	$(53,953)	$23,731

For the Six Months Ended June 30, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$58,580	$255,246	$(13,483)	$300,343
Equity in earnings of unconsolidated affiliates	74,409	3,381	(34,953)	42,837
Operating expenses, excluding depreciation and amortization	47,255	176,404	(13,393)	210,266
Depreciation and amortization	4,973	9,037	65	14,075

Operating income	80,761	73,186	(35,108)	118,839
Interest expense, net	(50,349)	(2,168)	—	(52,517)
Loss on early retirement of debt	(5,535)	—	—	(5,535)
Other income (expense), net	(4)	—	—	(4)

Income before income taxes	24,873	71,018	(35,108)	60,783
Income tax expense	(9,862)	(580)	—	(10,442)

Net income	15,011	70,438	(35,108)	50,341
Less: Net income attributable to noncontrolling interests	—	(9,047)	(26,283)	(35,330)

Net income attributable to Parent	$15,011	$61,391	$(61,391)	$15,011

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Condensed Consolidating Statements of Comprehensive Income:

For the Six Months Ended June 30, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$23,731	$65,370	$(29,937)	$59,164
Other comprehensive income:
Unrealized gain on available for sale securities, net of tax	11	—	—	11

Comprehensive income	23,742	65,370	(29,937)	59,175
Comprehensive income attributable to noncontrolling interests	—	(11,417)	(24,016)	(35,433)

Comprehensive income attributable to Parent	$23,742	$53,953	$(53,953)	$23,742

For the Six Months Ended June 30, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$15,011	$70,438	$(35,108)	$50,341
Other comprehensive income (loss):
Unrealized loss on available for sale securities, net of tax	(64)	—	—	(64)

Comprehensive income	14,947	70,438	(35,108)	50,277
Comprehensive income attributable to noncontrolling interests	—	(9,047)	(26,283)	(35,330)

Comprehensive income attributable to Parent	$14,947	$61,391	$(61,391)	$14,947

Condensed Consolidating Statements of Cash Flows:

For the Six Months Ended June 30, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$23,731	$65,370	$(29,937)	$59,164
Loss on discontinued operations	332	—	—	332
Changes in operating and intercompany assets and liabilities and noncash items included in net income	34,396	10,077	1,963	46,436

Net cash provided by operating activities	58,459	75,447	(27,974)	105,932
Cash flows from investing activities:
Purchases of property and equipment, net	(1,299)	(3,918)	—	(5,217)
Purchases and sales of new businesses and equity interests, net	(36,747)	(23,807)	—	(60,554)
Other items, net	(3,237)	2,568	21,960	21,291

Net cash used in investing activities	(41,283)	(25,157)	21,960	(44,480)
Cash flows from financing activities:
Long-term borrowings, net	(5,271)	(4,828)	13	(10,086)
Purchases and sales of noncontrolling interests, net	(1,458)	—	—	(1,458)
Distributions to noncontrolling interests	—	(64,806)	27,974	(36,832)
Increase in cash held on behalf of noncontrolling interest holders and other	(26,091)	24,541	(21,973)	(23,523)

Net cash used in financing activities	(32,820)	(45,093)	6,014	(71,899)

Net increase (decrease) in cash	(15,644)	5,197	—	(10,447)
Cash at the beginning of the period	73,765	4,976	—	78,741

Cash at the end of the period	$58,121	$10,173	$—	$68,294

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

For the Six Months Ended June 30, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$15,011	$70,438	$(35,108)	$50,341
Loss on early retirement of debt	5,535	—	—	5,535
Changes in operating and intercompany assets and liabilities and noncash items included in net income	13,445	4,976	3,118	21,539

Net cash provided by operating activities	33,991	75,414	(31,990)	77,415
Cash flows from investing activities:
Purchases of property and equipment, net	(9,559)	(4,385)	—	(13,944)
Purchases and sales of new businesses and equity interests, net	4,102	(6,395)	—	(2,293)
Other items, net	(6,110)	1,109	4,693	(308)

Net cash used in investing activities	(11,567)	(9,671)	4,693	(16,545)
Cash flows from financing activities:
Long-term borrowings, net	(3,798)	(5,233)	458	(8,573)
Purchases and sales of noncontrolling interests, net	(551)	—	—	(551)
Distributions to noncontrolling interests	—	(70,095)	31,988	(38,107)
Increase in cash held on behalf of noncontrolling interest holders and other	(8,999)	6,258	(5,149)	(7,890)

Net cash used in financing activities	(13,348)	(69,070)	27,297	(55,121)

Net increase (decrease) in cash	9,076	(3,327)	—	5,749
Cash at the beginning of the period	42,291	8,912	—	51,203

Cash at the end of the period	$51,367	$5,585	$—	$56,952

(11)	New Accounting Pronouncement

On May 28, 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The ASU permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the ASU will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness; general economic and business conditions, including without limitation the condition of the financial markets; demographic changes; changes in, or the failure to comply with, laws and governmental regulations; the ability to enter into or renew reimbursement arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement; changes in our payor mix or case mix; the efforts of insurers, employers and others to contain healthcare costs; healthcare reform; liability and other claims asserted against us; shortages of or quality control issues with medical supplies and equipment; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses, other healthcare professionals and other personnel; the availability of suitable acquisition and development opportunities and the length of time it takes to complete acquisitions and developments; our ability to integrate new and acquired businesses with our existing operations; the availability and terms of capital to fund the expansion of our business and certain additional factors, risks and uncertainties discussed in this Quarterly Report on Form 10-Q. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements.

Overview

United Surgical Partners International is an experienced and trusted partner in some of the nation’s most successful surgical networks. We provide strategic solutions for physicians, physician networks, leading health systems and those paying for the cost of health care services, such as employers, insurance companies and government programs.

Our portfolio includes 218 short-stay surgical facilities in 26 states. In these facilities, which are licensed as ambulatory surgery centers or hospitals, we serve almost 10,000 physicians and almost one million patients each year. We maintain strategic joint venture relationships with approximately 4,000 physicians and over 50 prominent health systems. All but two of our facilities are co-owned with local physicians, and 151 are in strategic ventures with a health system. During the first six months of 2014, we acquired five facilities, consisting of one each in Georgia, Indiana, and New Jersey, and two in Texas. In addition, in July 2014 we acquired a noncontrolling interest in a hospital in South Dakota and an additional facility in New Jersey.

Our facilities specialize in non-emergency surgical cases. Due in part to advancements in medical technology, and additionally due to the lower cost structure and greater efficiency that are attainable in a specialized outpatient site, the volume and complexity of surgical cases performed in an outpatient setting has steadily increased over the past three decades. We believe recent national focus on controlling the cost of health care will lead to further opportunities for high quality, low cost providers. Our strategy is to further enhance our value to our partners, employers, payors and patient populations in ways that build upon our historic experience and success, both in our existing facilities as well as additional facilities or other businesses.

Our facilities’ primary income source is a fee from patients, insurance companies or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. After providing for the related expenses of the case, including the nursing staff, supplies and property costs, each facility distributes its profit to us and the other owners. In addition, USPI earns a monthly fee from each facility we operate in exchange for managing its operations. How these income streams affect USPI’s financial statements depends on whether we consolidate each respective facility entity, which as described above generally includes other owners in addition to us. Because of this variation in ownership levels and governance, we do not consolidate 154 of the 218 facilities that we operate, instead accounting for our investments in them under the equity method. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated (i.e., equity method) facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding our financial performance because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating margins (both consolidated and unconsolidated) for the facilities that were operational in both the current and prior year periods, a group we refer to as same store facilities.

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

Our determination of whether to consolidate an entity in which we hold an investment, account for it under the equity method, or carry it at cost has a significant impact on our consolidated financial statements because of the typical business model under which we operate, where the majority of the facilities we operate are partially owned by health system partners, physicians, and other parties. These quarterly consolidated financial statements have been prepared using the same consolidation policy as that used in our latest audited consolidated financial statements.

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

Acquisitions, Equity Investments and Development Projects

We acquire interests in existing surgery centers and invest in new facilities that we develop in partnership with health systems and local physicians. Some of these transactions result in our controlling the acquired entity and meet the GAAP definition of a business combination. The financial results of the acquired entities are included in our consolidated financial statements beginning on the acquisitions’ effective closing date. In February 2014, we paid cash of approximately $2.0 million and obtained control of and the right to manage a surgical facility located in Georgia.

We control and therefore consolidate the results of 64 of our 218 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the six months ended June 30, 2014, we purchased and sold equity interests in various consolidated subsidiaries in amounts totaling $3.2 million and $1.7 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $7.8 million decrease to our additional paid-in capital during the six months ended June 30, 2014.

We also regularly engage in the purchase and sale of equity interests with respect to our investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in surgical facilities under development. During the six months ended June 30, 2014, these transactions results in a net cash outflow of approximately $58.5 million, which is summarized below:

Effective Date	Facility Location	Amount
Investments
March 2014	Indiana(1)	$32.2 million
April 2014	New Jersey(1)	16.9 million
June 2014	Dallas-Fort Worth(2)	4.2 million
Various	Various(3)	5.2 million

Total		$58.5 million

(1)	Acquisition of a noncontrolling interest in and the right to manage a surgical facility in which we previously had no involvement. The facility is jointly owned with local physicians.
(2)	Acquisition of a noncontrolling interest in and the right to manage two surgical facilities in which we previously had no involvement. These facilities are jointly owned with a health system partner and local physicians.
(3)	Represents the net payment related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

Sources of Revenue

Revenues primarily include the following:

•

net patient service revenues of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control or are the primary beneficiary;

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

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net patient service revenues	84%	84%	84%	84%
Management and contract service revenues	14	14	14	14
Other revenues	2	2	2	2

Total revenues	100%	100%	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. As a percent of our total revenues, these revenues did not significantly change compared to prior year periods.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Management of surgical facilities	$20,588	$19,823	$39,956	$38,054
Contract services provided to other healthcare providers	3,069	2,475	5,466	4,824

Total management and contract service revenues	$23,657	$22,298	$45,422	$42,878

As described above, our primary business is the operation of surgical facilities.

Results of Operations

The following table summarizes certain consolidated statements of income items expressed as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
USPI	2014	2013	2014	2013
Total revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	17.4	15.1	15.0	14.3
Operating expenses, excluding depreciation and amortization	(69.0)	(71.5)	(71.9)	(70.0)
Depreciation and amortization	(4.0)	(4.6)	(4.2)	(4.7)

Operating income	44.4	39.0	38.9	39.6
Interest and other expense, net	(14.4)	(19.0)	(15.1)	(19.3)

Income from continuing operations before income taxes	30.0	20.0	23.8	20.3
Income tax expense	(6.2)	(3.6)	(4.4)	(3.5)

Income from continuing operations	23.8	16.4	19.4	16.8
Discontinued operations, net of tax	—	—	(0.1)	—

Net income	23.8	16.4	19.3	16.8
Less: Net income attributable to noncontrolling interests	(12.4)	(11.6)	(11.6)	(11.8)

Net income attributable to USPI’s common stockholder	11.4%	4.8%	7.7%	5.0%

Our business model of partnering with health systems and physicians results in our accounting for 154 of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (amounts are expressed as a percentage of unconsolidated affiliates’ revenues, and reflect 100% of the investees’ results on an aggregated basis):

	Three Months Ended June 30,		Six Months Ended June 30,
USPI’s Unconsolidated Affiliates	2014	2013	2014	2013
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	(69.5)	(71.9)	(71.9)	(72.8)
Depreciation and amortization	(3.9)	(4.1)	(4.2)	(4.2)

Operating income	26.6	24.0	23.9	23.0
Interest and other expense, net	(1.6)	(1.7)	(1.6)	(1.8)

Income before income taxes	25.0	22.3	22.3	21.2
Income tax expense	(0.3)	(0.4)	(0.4)	(0.4)

Net income	24.7%	21.9%	21.9%	20.8%

Executive Summary

Our strategy continues to include growing the profits of our existing facilities, developing new facilities with health system partners, and adding other facilities through acquisition. During the first half of 2014, we added five facilities, consisting of two in Texas and one each in Georgia, Indiana, and New Jersey. In addition, in July 2014 we added one facility in South Dakota and one facility in New Jersey.

Our revenues increased 4% and 2% for the three and six months ended June 30, 2014, respectively, as compared to the corresponding prior year periods, largely driven by increases in revenues per procedure and additionally by revenues of acquired facilities. Our same store facilities’ revenues grew 3% in the second quarter and 2% for the six months ended June 30, 2014. While we experienced a shift to more complex cases in both quarters, the second quarter represented a sequential improvement in case volumes compared to the first quarter, with same store cases improving to flat versus prior year after being down 3% in the first quarter. We believe many of the cases lost to severe weather in the first quarter were rescheduled. Overall, we believe our volumes continue to be adversely affected early in the year by changes in benefit design that result in patients bearing more of the cost of care, and we continue to focus on controlling costs. Same store facility operating margins were up 100 basis points for the second quarter. In addition, we invested more in general and administrative expenses in the first half of 2014 than in the first half of 2013, as we committed additional resources to deploying strategic initiatives that we believe will benefit our company long-term.

Our systemwide revenues include all facilities that we operate; our revenues only include consolidated facilities, which represent less than one-third of our facilities. Our net earnings from a facility, whether consolidated or equity method, are driven by the same factors: the facility’s underlying profits and revenues and our ownership percentage. Accordingly, to assess our overall operating results we often utilize systemwide measures, which include all facilities, as well as same store measures, which include all facilities that were operational in both the current and prior year periods. These measures were mixed during the first six months of 2014. During the first quarter of 2014, same store revenues and systemwide revenues were essentially flat. During the second quarter of 2014, our same store revenues increased 3%, while our systemwide revenues increased 5%. The increase in systemwide revenues is due to same-store growth and acquisitions that were made in 2013 and 2014.

Our Business and Key Measures

We operate surgical facilities in partnership with local physicians and, in the majority of facilities, a health system partner. We hold an ownership interest in each facility, each being operated through a separate legal entity owned by us, the health systems and physicians. We operate each facility on a day-to-day basis through a management services contract. Our sources of earnings from each facility consist of:

•	our share of each facility’s net income or loss, which is computed by multiplying the facility’s net income or loss times the percentage of each facility’s equity interests owned by us; and

•	management services revenues, computed as a percentage of each facility’s net revenues (often net of bad debt expense).

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a majority of our facilities (currently 154 of our 218 facilities), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method, i.e., as an unconsolidated affiliate. We control the remaining 64 of our facilities and account for these investments as consolidated subsidiaries.

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

In summary, our operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but our individual revenue and expense line items only contain consolidated businesses, which represent less than one-third of our facilities. This translates to trends in operating income that often do not correspond with changes in revenues and expenses. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years. Accordingly, we review several types of information in order to monitor and analyze our results of operations, including:

•	The results of operations of our unconsolidated affiliates

•	Our average ownership share in the facilities we operate; and

•	Facility operating indicators, such as systemwide revenue growth, same store revenue growth, and same store operating margins.

Our Consolidated and Unconsolidated Results

The following table shows our results of operations and the results of operations of our unconsolidated affiliates (in thousands).

	Three Months Ended June 30
	2014		2013		Variance to Prior Year
	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$135,424	$466,147	$130,047	$441,856	$5,377	$24,291
Management and contract service revenues	23,657	—	22,298	—	1,359	—
Other income	2,535	2,713	2,891	2,312	(356)	401

Total revenues	161,616	468,860	155,236	444,168	6,380	24,692
Equity in earnings of unconsolidated affiliates	28,190	—	23,512	—	4,678	—
Operating expenses:
Salaries, benefits, and other employee costs	43,599	109,664	40,420	107,121	3,179	2,543
Medical services and supplies	26,642	112,665	25,049	110,133	1,593	2,532
Other operating expenses	27,350	96,624	26,378	91,448	972	5,176
General and administrative expenses	11,455	—	10,493	—	962	—
Provision for doubtful accounts	2,621	11,113	3,139	10,644	(518)	469
Net (gain) loss on deconsolidations, disposals and impairments	(97)	(4,057)	5,501	(90)	(5,598)	(3,967)
Depreciation and amortization	6,522	18,379	7,172	18,116	(650)	263

Total operating expenses	118,092	344,388	118,152	337,372	(60)	7,016

Operating income	71,714	124,472	60,596	106,796	11,118	17,676
Interest income	391	91	389	86	2	5
Interest expense	(23,685)	(7,209)	(24,346)	(7,841)	661	632
Loss on early retirement of debt	—	—	(5,535)	—	5,535	—
Other	(25)	195	(4)	12	(21)	183

Total other expense, net	(23,319)	(6,923)	(29,496)	(7,743)	6,177	820

Income before income taxes	48,395	117,549	31,100	99,053	17,295	18,496
Income tax expense	(9,873)	(1,585)	(5,585)	(1,708)	(4,288)	123

Net income	38,522	$115,964	25,515	$97,345	13,007	$18,619

Less: Net income attributable to noncontrolling interests	(20,021)		(18,090)		(1,931)

Net income attributable to USPI’s common stockholder	$18,501		$7,425		$11,076

USPI’s equity in earnings of unconsolidated affiliates		$28,190		$23,512		$4,678

	Six Months Ended June 30
	2014		2013		Variance to Prior Year
	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$256,403	$881,481	$251,520	$857,061	$4,883	$24,420
Management and contract service revenues	45,422	—	42,878	—	2,544	—
Other income	5,092	5,467	5,945	5,396	(853)	71

Total revenues	306,917	886,948	300,343	862,457	6,574	24,491
Equity in earnings of unconsolidated affiliates	46,072	—	42,837	—	3,235	—
Operating expenses:
Salaries, benefits, and other employee costs	85,495	216,059	79,433	212,442	6,062	3,617
Medical services and supplies	51,197	216,617	47,886	212,389	3,311	4,228
Other operating expenses	55,236	189,388	50,969	182,883	4,267	6,505
General and administrative expenses	23,240	—	20,397	—	2,843	—
Provision for doubtful accounts	4,609	21,603	6,182	20,829	(1,573)	774
Net (gain) loss on deconsolidations, disposals and impairments	917	(5,803)	5,399	(461)	(4,482)	(5,342)
Depreciation and amortization	13,007	36,752	14,075	36,170	(1,068)	582

Total operating expenses	233,701	674,616	224,341	664,252	9,360	10,364

Operating income	119,288	212,332	118,839	198,205	449	14,127
Interest income	850	183	740	185	110	(2)
Interest expense	(47,243)	(14,616)	(53,257)	(15,900)	6,014	1,284
Loss on early retirement of debt	—	(202)	(5,535)	—	5,535	(202)
Other	(25)	707	(4)	21	(21)	686

Total other expense, net	(46,418)	(13,928)	(58,056)	(15,694)	11,638	1,766

Income before income taxes	72,870	198,404	60,783	182,511	12,087	15,893
Income tax expense	(13,374)	(3,807)	(10,442)	(3,858)	(2,932)	51

Income from continuing operations	59,496	194,597	50,341	178,653	9,155	15,944
Discontinued operations, net of tax	(332)	—	—	—	(332)	—

Net income	59,164	$194,597	50,341	$178,653	8,823	$15,944

Less: Net income attributable to noncontrolling interests	(35,433)		(35,330)		(103)

Net income attributable to USPI’s common stockholder	$23,731		$15,011		$8,720

USPI’s equity in earnings of unconsolidated affiliates		$46,072		$42,837		$3,235

The following table provides other information regarding our unconsolidated affiliates (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Long-term debt	$369,674	$389,357	$369,674	$389,357
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	24.0%	23.7%	23.2%	23.5%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	26.1%	26.5%	26.1%	26.5%
Unconsolidated facilities operated at period end	154	149	154	149

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as our equity in earnings of unconsolidated affiliates divided by the total net income or loss of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about our involvement in equity method investments.
(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership we held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This is a non-GAAP measure but management believes it provides further useful information about our involvement in equity method investments.

As shown above, USPI’s net patient service revenues for the three and six months ended June 30, 2014 increased $5.4 million and $4.9 million, respectively, compared to the corresponding prior year periods. The net patient service revenues of our unconsolidated affiliates increased $24.3 million and $24.4 million for the three and six months ended June 30, 2014, respectively, as compared to the corresponding prior year periods. These variances are analyzed more extensively below under “Revenues.”

Our Ownership Interests in the Facilities We Operate

Our earnings are predominantly driven by our investments in the facilities we operate, so we focus on the underlying businesses’ growth rates together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in the surgical facilities we operate is as follows:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013	Six Months Ended June 30, 2013
Unconsolidated facilities(1)	23.7%	23.2%	23.5%
Consolidated facilities(2)	43.1%	45.5%	47.3%
Total(3)	28.4%	29.0%	29.9%

(1)	Computed for unconsolidated facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income or loss of surgical facilities we account for under the equity method.
(2)	Computed for consolidated facilities by dividing (a) the aggregate net income or loss of surgical facilities we operate less our total noncontrolling interests in income or loss of consolidated subsidiaries by (b) the aggregate net income or loss of our consolidated surgical facilities.
(3)	Computed in total by dividing our share of the facilities’ net income or loss, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income or loss of our surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our increased focus on partnering our facilities with health system partners, in addition to physicians, generally leads to our accounting for more facilities under the equity method (unconsolidated). We generally have a lower ownership percentage in an equity method facility as compared to a consolidated facility.

Revenues

Our consolidated net revenues increased 4% and 2% during the three and six months ended June 30, 2014, respectively, as compared to the corresponding prior year periods. The table below quantifies several significant items impacting year over year growth.

	Three Months Ended June 30, 2014
	USPI as Reported Under GAAP	Unconsolidated Affiliates
Total revenues, three months ended June 30, 2013	$155,236	$444,168
Revenue from acquired facilities	3,331	6,140
Revenue from consolidated facilities	1,916	(1,916)
Revenue from deconsolidated facilities	(1,642)	1,642
Revenue of disposed facilities	(361)	—

Adjusted base period	158,480	450,034
Increase from operations	3,493	18,425
Non-facility based revenue	(357)	401

Total revenues, three months ended June 30, 2014	$161,616	$468,860

	Six Months Ended June 30, 2014
	USPI as Reported Under GAAP	Unconsolidated Affiliates
Total revenues, six months ended June 30, 2013	$300,343	$862,457
Revenue from acquired facilities	6,328	7,225
Revenue from consolidated facilities	7,348	(7,348)
Revenue from deconsolidated facilities	(2,858)	2,858
Revenue of disposed facilities	(728)	—

Adjusted base period	310,433	865,192
(Decrease) increase from operations	(2,663)	21,686
Non-facility based revenue	(853)	70

Total revenues, six months ended June 30, 2014	$306,917	$886,948

Facility Growth

For the three and six months ended June 30, 2014, our systemwide revenue increased 5% and 3%, respectively, as compared to the corresponding prior year periods. The increase in systemwide revenues is due to same-store growth and acquisitions that were made in 2013 and 2014. On a year-to-date basis, our same store case volumes were down 2% to prior year, but a shift to more complex cases has resulted in higher net revenue per case, driving 2% same store revenue growth for the first six months of 2014.

Second quarter same-store case volumes were essentially flat versus prior year, after being down 3% in the first quarter, due in part to some cases lost to severe weather in the first quarter being rescheduled. We believe a continuing shift to greater patient responsibility for health care costs, together with increased competition in some markets, adversely affected our case volume in both the first and second quarters.

The following table summarizes our same store facility revenue growth rates, as compared to the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net revenue	3%	2%
Surgical cases	—%	(2)%
Net revenue per case	4%	3%

Joint Ventures With Health System Partners

The addition of new facilities continues to be more heavily weighted to surgical facilities with a health system partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures through construction of new facilities (de novos), acquisitions of facilities and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a health system partner while leaving the existing physician ownership intact. We continue to explore affiliating more of our facilities with health system partners. Often these affiliations are initiated in markets where we already operate other facilities with a health system partner, but we also affiliate our facilities with new partners.

The following table summarizes the facilities we operated as of June 30, 2014 and 2013:

	June 30,
	2014	2013
Facilities(1):
With a health system partner	151	149
Without a health system partner	67	66

Total facilities operated	218	215

Change from June 30, 2013:
De novo (newly constructed)	—
Acquisition	6
Disposals/Mergers(2)	(3)

Total increase in number of facilities	3

(1)	At June 30, 2014, physicians own a portion of all but two of these facilities.
(2)	We sold our ownership interests in a facility in Illinois and Pennsylvania. We also merged two Texas facilities into one location.

Facility Operating Margins

Same store facility operating margins increased 100 basis points for the three months ended June 30, 2014 and decreased 50 basis points for the six months ended June 30, 2014. As described above, our same store revenues improved during the second quarter, and this together with cost control efforts led to higher overall margins. This relationship can change depending on the nature of cases performed and how it affects staffing, supplies and other direct costs of performing a case.

The following table summarizes the year-over-year changes in our same store facility operating margins (see footnote 1 below), comparing the three and six months ended June 30, 2014 to the corresponding prior year periods:

	Three Months Ended June 30, 2014	Increase (Decrease)		Six Months Ended June 30, 2014	Increase (Decrease)
Facilities:
With a health system partner	25.4%	170	bps	23.0%	10	bps
Without a health system partner	28.6%	(210	) bps	26.9%	(30	) bps
Total facilities	26.0%	100	bps	23.7%	(50	) bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for our operations because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

As more fully discussed in “Revenues,” our consolidated revenues increased by $6.4 million, or 4.1%, to $161.6 million for the three months ended June 30, 2014 from $155.2 million for the three months ended June 30, 2013. The increase in consolidated revenues was split evenly between acquisitions and increases in same store net revenues.

Equity in earnings of unconsolidated affiliates increased by $4.7 million, or 19.9%, to $28.2 million for the three months ended June 30, 2014 from $23.5 million for the three months ended June 30, 2013. The increase in equity in earnings was driven by acquisitions ($1.5 million), increases from same store facilities ($1.9 million) and our share of the net gain on the sale of real estate ($1.3 million). The number of facilities we account for under the equity method increased by six from June 30, 2013 to June 30, 2014.

Operating expenses, excluding depreciation and amortization, increased by $0.6 million, or 0.5%, to $111.6 million for the three months ended June 30, 2014 from $111.0 million for the three months ended June 30, 2013. The increase primarily resulted from our acquisition of facilities during late 2013 and 2014, and increased investment in general and administrative expenses related to deploying our strategic initiatives. During the three months ended June 30, 2013, our operating expenses were negatively affected by a $1.7 million loss on the consolidation of a hospital and a $3.2 million impairment of a management contract.

Depreciation and amortization decreased $0.7 million or 9.0%, to $6.5 million for the three months ended June 30, 2014 from $7.2 million for the three months ended June 30, 2013. Depreciation and amortization, as a percentage of revenues was 4.0% and 4.6% during the three months ended June 30, 2014 and 2013, respectively.

Operating income increased $11.1 million, or 18.3%, to $71.7 million for the three months ended June 30, 2014 from $60.6 million for the three months ended June 30, 2013, and increased as a percentage of revenues to 44.4% from 39.0%. This increase was driven by the increase in net revenues and equity in earnings of unconsolidated affiliates described above.

Interest expense, net of interest income, decreased $0.6 million, or 2.8% to $23.3 million for the three months ended June 30, 2014 as compared to $24.0 million for the three months ended June 30, 2013. The decrease is due to lower overall debt balances at June 30, 2014 and due to fees we paid in April 2013 related to the refinancing we completed in April 2013.

During the three months ended June 30, 2013, we incurred a loss on the early retirement of debt of $5.5 million as a result of the repricing we completed on April 4, 2013. The amount is comprised of finance and legal fees and the write-off of previously incurred debt issuance costs.

Provision for income taxes was $9.9 million for the three months ended June 30, 2014 as compared to $5.6 million for the three months ended June 30, 2013. Our effective tax rates (based on pretax earnings attributable to USPI’s stockholder) were 35% and 43% for the three months ended June 30, 2014 and 2013, respectively.

Net income increased $13.0 million to $38.5 million for the three months ended June 30, 2014 as compared to $25.5 million for the three months ended June 30, 2013. Net income attributable to USPI’s common stockholder increased $11.1 million to $18.5 million for the three months ended June 30, 2014 as compared to $7.4 million for the three months ended June 30, 2013. The increase is attributable to the increases in net revenue and equity in earnings in unconsolidated affiliates as discussed above, and the loss on the early retirement of debt of $5.5 million that did not recur in 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

As more fully discussed in “Revenues,” our consolidated revenues increased by $6.6 million, or 2.2%, to $306.9 million for the six months ended June 30, 2014 from $300.3 million for the six months ended June 30, 2013. The increase in consolidated revenues was due to acquisitions and consolidation of a facility of $10.1 million, which was offset by a decline in operations of approximately $2.7 million.

Equity in earnings of unconsolidated affiliates increased by $3.2 million, or 7.6%, to $46.1 million for the six months ended June 30, 2014 from $42.8 million for the six months ended June 30, 2013. The increase in equity in earnings was driven by acquisitions ($1.9 million) and our share of the net gain on the sale of real estate ($1.3 million). The number of facilities we account for under the equity method increased by six from June 30, 2013 to June 30, 2014

Operating expenses, excluding depreciation and amortization, increased by $10.4 million, or 5.0%, to $220.7 million for the six months ended June 30, 2014 from $210.3 million for the six months ended June 30, 2013. The increase primarily resulted from our acquisition of facilities during late 2013 and 2014, and increased investment in general and administrative expenses related to deploying our strategic initiatives. We also recorded an impairment charge of $0.7 million related to one of our management contracts in 2014. During the six months ended June 30, 2013, our operating expenses were negatively affected by a $1.7 million loss on the consolidation of a hospital and a $3.2 million impairment of a management contract.

Depreciation and amortization decreased $1.1 million, or 7.6%, to $13.0 million for the six months ended June 30, 2014 from $14.1 million for the six months ended June 30, 2013. Depreciation and amortization, as a percentage of revenues, decreased slightly to 4.2% for the six months ended June 30, 2014 from 4.7% for the six months ended June 30, 2013.

Operating income increased $0.5 million to $119.3 million for the six months ended June 30, 2014 from $118.8 million for the six months ended June 30, 2013, and decreased as a percentage of revenues to 38.9% from 39.6%, respectively. This increase was driven by the increase in net revenues and equity in earnings of unconsolidated affiliates described above, which was mostly offset by the increases in operating expense also discussed earlier.

Interest expense, net of interest income, decreased $6.1 million, or 11.7% to $46.4 million for the six months ended June 30, 2014 from $52.5 million for the six months ended June 30, 2013. The decrease is due to lower overall debt balances at June 30, 2014 and due to fees we paid in February and March 2013 related to the refinancing we completed in April 2013.

During the six months ended June 30, 2013, we incurred a loss on the early retirement of debt of $5.5 million as a result of the repricing we completed on April 4, 2013. The amount is comprised of finance and legal fees and the write-off of previously incurred debt issuance costs.

Provision for income taxes was $13.4 million for the six months ended June 30, 2014 compared to $10.4 million for the six months ended June 30, 2013. Our effective tax rates (based on pretax earnings attributable to USPI’s stockholder) were 36% and 41% for the six months ended June 30, 2014 and 2013, respectively.

Total loss from discontinued operations was $0.3 million in the six months ended June 30, 2014 and relates to the final disposal of fixed assets related to a previously sold entity.

Net income increased $8.8 million, or 17.5%, to $59.2 million for the six months ended June 30, 2014 as compared to $50.3 million for the six months ended June 30, 2013. Net income attributable to USPI’s common stockholder increased $8.7 million to $23.7 million for the six months ended June 30, 2014 as compared to $15.0 million for the six months ended June 30, 2013.

Liquidity and Capital Resources

Cash Flows

During the six months ended June 30, 2014, we generated $105.9 million of cash flows from operating activities as compared to $77.4 million during the six months ended June 30, 2013. Cash flows from operating activities increased $28.5 million, or 36.8%, from the prior year period, primarily due to the timing of distributions from our unconsolidated affiliates and additionally as a result of our increased earnings.

During the six months ended June 30, 2014, our net cash used in investing activities was $44.5 million, consisting of $60.6 million for net purchases of new businesses and equity interests, which was partially offset by a $22.0 million return of capital from an unconsolidated affiliate. We purchased $5.2 million of property and equipment, which excludes $3.7 million of property and equipment acquired under capital lease arrangements. Approximately $1.9 million of property and equipment purchases were related to investing in infrastructure of existing facilities and the remaining $7.0 million represented maintenance capital expenditures. Net cash used in financing activities for the six months ended June 30, 2014 totaled $71.9 million, which was driven primarily by distributions to noncontrolling interests of $36.8 million, a decrease in cash held on behalf of our noncontrolling interests of $23.4 million and net payments on long-term debt of $10.1 million.

Cash and cash equivalents were $68.3 million at June 30, 2014 as compared to $78.7 million at December 31, 2013, and the net working capital deficit was $95.5 million at June 30, 2014 as compared to $102.4 million at December 31, 2013. The overall negative working capital position at June 30, 2014 and December 31, 2013 is primarily the result of $161.9 million and $185.0 million due to affiliates, respectively, associated with our practice of holding our unconsolidated facilities’ cash until these amounts are distributed to our partners, typically on a monthly or quarterly basis. As discussed below, we believe we have sufficient availability under our credit facility, together with our operating cash flows, to service our obligations.

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

At June 30, 2014, we had $967.5 million outstanding under the amended credit facility at a weighted average interest rate of approximately 4.6%. At June 30, 2014, we had $123.4 million available for borrowing under the revolving credit facility, representing the revolving facility’s $125.0 million capacity, net of $1.6 million of outstanding letters of credit. In July 2014, we borrowed $47.0 million under the revolver, along with cash on hand, to fund the acquisition of two surgical facilities in July 2014. In July 2014, we also repaid $10.0 million of outstanding balance on the revolver.

The amended credit facility is guaranteed by USPI Holdings, Inc. and its current and future directly and indirectly wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock and the capital stock of each of our wholly owned domestic subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at June 30, 2014.

In April 2012, we issued $440.0 million of 9.0% senior unsecured notes due in April 2020. Interest on the outstanding notes is payable on April 1 and October 1 of each year, and commenced on October 1, 2012. At June 30, 2014, we had $440.0 million of the senior unsecured notes outstanding. The notes are unsecured senior obligations of our company; however, the notes are guaranteed by most of our current and future direct and indirect 100%-owned domestic subsidiaries. Additionally, the notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sells assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at June 30, 2014.

Contractual Cash Obligations

Our contractual cash obligations as of June 30, 2014 are summarized as follows:

	Payments Due by Period
Contractual Cash Obligations	Total	Within 1 Year	Years 2 and 3	Years 4 and 5	Beyond 5 Years
	(In thousands)
Long-term debt obligations:
Amended senior secured credit facility — new term loan(1)	$662,128	$6,705	$13,410	$642,013	$—
Amended senior secured credit facility — extended term loan(1)	305,406	3,124	302,282	—	—
Senior unsecured notes(1)	440,000	—	—	—	440,000
Other debt at operating subsidiaries(1)	34,796	6,121	10,309	7,606	10,760
Interest on long-term debt obligations(2)	415,752	85,066	165,218	133,627	31,841
Capitalized lease obligations(3)	39,748	5,329	9,346	7,613	17,460
Operating lease obligations	92,984	17,127	29,914	23,183	22,760

Total contractual cash obligations	$1,990,814	$123,472	$530,479	$814,042	$522,821

(1)	Scheduled principal payments.
(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the June 30, 2014 rates applicable to each debt instrument.
(3)	Includes principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have noncontrolling investors who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $60.0 million at June 30, 2014, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was approximately 44% at June 30, 2014. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At June 30, 2014, the total debt on the balance sheets of our unconsolidated affiliates was approximately $369.7 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was approximately 26% at June 30, 2014. USPI or one of its wholly owned subsidiaries had collectively guaranteed $43.1 million of the $369.7 million in total debt of our unconsolidated affiliates as of June 30, 2014. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $7.7 million as of June 30, 2014. Of the total $50.8 million of guarantees related to unconsolidated affiliates, approximately $3.0 million represents guarantees of obligations of two facilities which have been sold. We have full recourse to the buyers with respect to the $3.0 million related to the sold facilities.

Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our company, in the amount of $0.5 million and $1.0 million for both the three month and six months ended June 30, 2014 and 2013, respectively. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At June 30, 2014, we had approximately $7.5 million accrued related to such management fee, of which $0.2 million is included in other current liabilities and $7.2 million is included in other long-term liabilities in the accompanying consolidated balance sheet.

New Accounting Pronouncement

On May 28, 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for our company on January 1, 2017. Early application is not permitted. The ASU permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At June 30, 2014, approximately $474.8 million of our outstanding debt was in fixed rate instruments and the remaining $967.5 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $9.7 million.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings that might have a material adverse impact on the Company.

ITEM 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).

10.1	Amendment No. 5, dated June 27, 2014, to the Credit Agreement, dated as of April 19, 2007, as amended August 19, 2009, April 3, 2012, December 19, 2012 and February 19, 2013 among USPI, USPI Holdings, Inc., each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other Agents named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2014 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (v) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.(1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.
By:	/s/ Jason B. Cagle
Jason B. Cagle
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2014

By:	/s/ J. Anthony Martin
J. Anthony Martin
Senior Vice President, Corporate Controller, and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).

10.1	Amendment No. 5, dated June 27, 2014, to the Credit Agreement, dated as of April 19, 2007, as amended August 19, 2009, April 3, 2012, December 19, 2012 and February 19, 2013 among USPI, USPI Holdings, Inc., each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other Agents named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2014 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014; (iv) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (v) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.(1)

(1)	Filed herewith.