Form 10-Q
period 2014-09-30
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2014-11-06
CIK 1101723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of Common Stock of the Registrant outstanding at November 6, 2014 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Note:    Items 1A, 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Surgical Partners International, Inc.:

We have reviewed the consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of September 30, 2014, the related consolidated statements of income, comprehensive income and changes in equity for the three-month and nine-month periods ended September 30, 2014 and 2013, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Dallas, Texas

November 6, 2014

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands — except share data)
ASSETS
Cash and cash equivalents	$57,259	$78,741
Available for sale securities (Note 5)	9,230	10,802
Accounts receivable, net of allowance for doubtful accounts of $10,902 and $10,236, respectively	49,667	51,608
Other receivables	24,146	24,191
Inventories of supplies	8,326	9,049
Deferred tax asset, net	22,382	22,333
Prepaids and other current assets	16,483	16,076

Total current assets	187,493	212,800
Property and equipment, net	128,496	132,474
Investments in unconsolidated affiliates	609,481	521,833
Goodwill	1,231,974	1,229,282
Intangible assets, net	367,151	356,119
Other assets	32,459	28,176

Total assets	$2,557,054	$2,480,684

LIABILITIES AND EQUITY
Accounts payable	$18,588	$17,407
Accrued salaries and benefits	29,696	28,932
Due to affiliates	166,279	184,961
Accrued interest	19,966	10,034
Current portion of long-term debt	18,940	18,916
Other current liabilities	57,314	54,949

Total current liabilities	310,783	315,199
Long-term debt, less current portion	1,481,701	1,454,692
Other long-term liabilities	36,304	36,030
Deferred tax liability, net	193,999	181,543

Total liabilities	2,022,787	1,987,464
Noncontrolling interests — redeemable (Note 3)	179,439	166,578
Commitments and contingencies (Note 8)
Equity:
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized; issued and outstanding	—	—
Additional paid-in capital	218,507	228,794
Accumulated other comprehensive income	7	10
Retained earnings	87,873	50,818

Total USPI stockholder’s equity	306,387	279,622
Noncontrolling interests — non-redeemable (Note 3)	48,441	47,020

Total equity	354,828	326,642

Total liabilities and equity	$2,557,054	$2,480,684

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
	(Unaudited — in thousands)
Revenues:
Net patient service revenues	$132,040	$126,683
Management and contract service revenues	24,617	21,864
Other revenues	2,533	2,462

Total revenues	159,190	151,009
Equity in earnings of unconsolidated affiliates	27,527	20,923
Operating expenses:
Salaries, benefits, and other employee costs	44,383	40,991
Medical services and supplies	27,051	24,945
Other operating expenses	28,251	24,722
General and administrative expenses	11,718	10,396
Provision for doubtful accounts	2,918	1,599
Net loss (gain) on deconsolidations, disposals and impairments	1,419	(506)
Depreciation and amortization	6,608	6,683

Total operating expenses	122,348	108,830

Operating income	64,369	63,102
Interest income	385	322
Interest expense	(24,082)	(24,032)
Other, net	(55)	1

Total other expense, net	(23,752)	(23,709)

Income before income taxes	40,617	39,393
Income tax expense	(8,623)	(7,462)

Net income	31,994	31,931
Less: Net income attributable to noncontrolling interests	(18,518)	(20,009)

Net income attributable to USPI’s common stockholder	$13,476	$11,922

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(Unaudited — in thousands)
Revenues:
Net patient service revenues	$388,443	$378,203
Management and contract service revenues	70,039	64,741
Other revenues	7,625	8,408

Total revenues	466,107	451,352
Equity in earnings of unconsolidated affiliates	73,599	63,759
Operating expenses:
Salaries, benefits, and other employee costs	129,878	120,425
Medical services and supplies	78,248	72,831
Other operating expenses	83,487	75,691
General and administrative expenses	34,958	30,793
Provision for doubtful accounts	7,526	7,781
Net loss on deconsolidations, disposals and impairments	2,336	4,893
Depreciation and amortization	19,616	20,758

Total operating expenses	356,049	333,172

Operating income	183,657	181,939
Interest income	1,235	1,062
Interest expense	(71,325)	(77,288)
Loss on early retirement of debt	—	(5,536)
Other, net	(80)	(3)

Total other expense, net	(70,170)	(81,765)

Income from continuing operations before income taxes	113,487	100,174
Income tax expense	(21,997)	(17,903)

Income from continuing operations	91,490	82,271
Discontinued operations, net of tax:
Loss on disposal of discontinued operations	(332)	—

Net income	91,158	82,271
Less: Net income attributable to noncontrolling interests	(53,951)	(55,338)

Net income attributable to USPI’s common stockholder	$37,207	$26,933

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$37,539	$26,933
Loss from discontinued operations, net of tax	(332)	—

Net income attributable to USPI’s common stockholder	$37,207	$26,933

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
	(Unaudited — in thousands)
Net income	$31,994	$31,931
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	(14)	20

Comprehensive income	31,980	31,951
Less: Comprehensive income attributable to noncontrolling interests	(18,518)	(20,009)

Comprehensive income attributable to USPI’s common stockholder	$13,462	$11,942

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(Unaudited — in thousands)
Net income	$91,158	$82,271
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of tax	(3)	(44)

Comprehensive income	91,155	82,227
Less: Comprehensive income attributable to noncontrolling interests	(53,951)	(55,338)

Comprehensive income attributable to USPI’s common stockholder	$37,204	$26,889

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the Three Months and Nine Months Ended September 30, 2014

	USPI’s Common Stockholder
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Noncontrolling Interests Non-Redeemable	Total
	(Unaudited — in thousands, except share amounts)
Balance, December 31, 2013	100	$—	$228,794	$10	$50,818	$47,020	$326,642
Distributions to noncontrolling interests	—	—	—	—	—	(2,815)	(2,815)
Purchases of noncontrolling interests	—	—	1,769	—	—	(20)	1,749
Sales of noncontrolling interests	—	—	(8,755)	—	—	481	(8,274)
Contribution related to equity award grants by parent and other	—	—	508	—	—	—	508
Net income	—	—	—	—	5,230	1,956	7,186
Other comprehensive income	—	—	—	3	—	—	3

Balance, March 31, 2014	100	—	222,316	13	56,048	46,622	324,999
Distributions to noncontrolling interests	—	—	—	—	—	(2,720)	(2,720)
Purchases of noncontrolling interests	—	—	41	—	—	(46)	(5)
Sales of noncontrolling interests	—	—	(870)	—	—	470	(400)
Contribution related to equity award grants by parent and other	—	—	577	—	—	—	577
Payment of common stock dividend	—	—	—	—	(152)	—	(152)
Net income	—	—	—	—	18,501	2,997	21,498
Other comprehensive income	—	—	—	8	—	—	8

Balance, June 30, 2014	100	—	222,064	21	74,397	47,323	343,805
Distributions to noncontrolling interests	—	—	—	—	—	(2,592)	(2,592)
Purchases of noncontrolling interests	—	—	(2)	—	—	—	(2)
Sales of noncontrolling interests	—	—	(3,916)	—	—	652	(3,264)
Contribution related to equity award grants by parent and other	—	—	361	—	—	—	361
Net income	—	—	—	—	13,476	3,058	16,534
Other comprehensive loss	—	—	—	(14)	—	—	(14)

Balance, September 30, 2014	100	$—	$218,507	$7	$87,873	$48,441	$354,828

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(Unaudited — in thousands)
Cash flows from operating activities:
Net income	$91,158	$82,271
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	332	—
Loss on early retirement of debt	—	5,536
Provision for doubtful accounts	7,526	7,781
Depreciation and amortization	19,616	20,758
Net loss on deconsolidations, disposals and impairments	2,336	4,893
Amortization of debt issue costs and discount	3,345	3,263
Deferred income tax expense	9,496	1,391
Distributions received from unconsolidated affiliates, net of earnings	16,024	130
Equity-based compensation	1,715	1,353
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(6,226)	(1,289)
Other receivables	5,756	(6,378)
Inventories of supplies, prepaids and other current assets	(1,581)	(2,070)
Accounts payable and other current liabilities	12,224	9,072
Long-term liabilities	(1,858)	1,374

Net cash provided by operating activities	159,863	128,085

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(142,745)	(15,279)
Proceeds from sale of businesses and equity interests	1,225	9,983
Purchases of property and equipment	(7,876)	(17,357)
Sales (purchases) of marketable securities, net	1,572	(183)
Returns of capital from unconsolidated affiliates	22,000	—
Increase in deposits and notes receivable	(2,005)	(700)

Net cash used in investing activities	(127,829)	(23,536)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	73,596	145,341
Payments on long-term debt	(51,783)	(159,162)
Decrease in cash held on behalf of unconsolidated affiliates and other	(19,265)	4,194
Purchases of noncontrolling interests, net	(316)	(717)
Payment of common stock dividend	(152)	(55)
Distributions to noncontrolling interests	(55,596)	(57,421)

Net cash used in financing activities	(53,516)	(67,820)

Net (decrease) increase in cash and cash equivalents	(21,482)	36,729
Cash and cash equivalents at beginning of period	78,741	51,203

Cash and cash equivalents at end of period	$57,259	$87,932

Supplemental information:
Interest paid	$58,408	$64,170
Income taxes paid	11,938	17,527
Non-cash transactions:
Assets acquired under capital lease obligations	4,863	854

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

(a) Description of Business

United Surgical Partners International, Inc., a Delaware corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and management of ambulatory surgery centers, surgical hospitals and related businesses. At September 30, 2014, the Company, headquartered in Dallas, Texas, operated 219 short-stay surgical facilities in the United States. Of these 219 facilities, the Company consolidates the results of 64 and accounts for 155 under the equity method. The majority of the Company’s facilities are jointly owned with local physicians and a health system partner that has other healthcare businesses in the region. At September 30, 2014, the Company had agreements with health system partners providing for joint ownership of 152 of the Company’s 219 facilities and also providing a framework for the planning, construction and acquisition of additional facilities in the future. All but two of the Company’s facilities include physician owners.

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

(2)	Investments in Unconsolidated Affiliates and Business Combinations

The Company acquires interests in existing surgery centers and invests in new facilities that it develops in partnership with health system partners and local physicians. Some of these transactions result in the Company controlling the acquired entity and meet the GAAP definition of a business combination. The financial results of the acquired entities are included in the Company’s consolidated financial statements beginning on the acquisitions’ effective closing date. The adjustments to arrive at pro forma operating results for these acquisitions are not material. During the nine months ended September 30, 2014, these transactions resulted in a cash outflow of approximately $3.0 million, which is summarized as follows:

Effective Date	Facility Location		Amount
Investments
February 2014	Georgia	(1)	$2.0 million
September 2014	Missouri	(1)	1.0 million

Total			$3.0 million

(1)	Acquisition of a controlling interest in and the right to manage a surgical facility in which the Company previously had no involvement. The facility is jointly owned with local physicians.

The Company controls 64 of its entities and therefore consolidates their results. However, the Company accounts for a majority (155 of its 219 facilities at September 30, 2014) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity. The majority of these investments are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in thousands, except number of facilities, reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Unconsolidated facilities operated at period-end	155	149	155	149
Income statement information:
Revenues	$492,673	$435,665	$1,379,621	$1,298,122
Operating expenses:
Salaries, benefits, and other employee costs	116,625	107,056	332,684	319,498
Medical services and supplies	119,420	105,272	336,037	317,661
Other operating expenses	114,009	103,629	325,000	307,342
Net gain on asset disposals, net	(362)	(1,339)	(6,166)	(1,800)
Depreciation and amortization	18,903	18,315	55,655	54,485

Total operating expenses	368,595	332,933	1,043,210	997,186

Operating income	124,078	102,732	336,411	300,936
Interest expense, net	(7,174)	(7,776)	(21,607)	(23,490)
Other, net	(140)	(283)	365	(262)

Income before income taxes	$116,764	$94,673	$315,169	$277,184

Balance sheet information:
Current assets	$381,853	$328,996	$381,853	$328,996
Noncurrent assets	573,388	563,415	573,388	563,415
Current liabilities	209,010	204,287	209,010	204,287
Noncurrent liabilities	375,548	377,265	375,548	377,265

The Company also regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in unconsolidated affiliates that need capital for acquisitions, new construction or other business growth opportunities. The cash flow impact of these transactions is classified within investing activities. During the nine months ended September 30, 2014, these transactions resulted in a cash outflow of approximately $138.4 million, which is summarized as follows:

Effective Date	Facility Location		Amount
Investments
March 2014	Indiana	(1)	$32.3 million
April 2014	New Jersey	(1)	16.9 million
June 2014	Dallas-Fort Worth	(2)	4.2 million
July 2014	South Dakota	(3)	51.4 million
July 2014	New Jersey	(1)	26.8 million
Various	Various	(4)	6.8 million

Total			$138.4 million

(1)	Acquisition of a noncontrolling interest in and the right to manage a surgical facility in which the Company previously had no involvement. The facility is jointly owned with local physicians.
(2)	Acquisition of a noncontrolling interest in and the right to manage two surgical facilities in which the Company previously had no involvement. These facilities are jointly owned with a health system partner and local physicians.
(3)	Acquisition of a noncontrolling interest in and the right to manage a surgical facility in which the Company previously had no involvement. The facility is jointly owned with a health system partner and local physicians.
(4)	Represents the net payment related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

During the nine months ended September 30, 2014, the Company received a return of capital in the amount of $22.0 million from one of its unconsolidated affiliates.

(3)	Noncontrolling Interests

The Company controls and therefore consolidates the results of 64 of its 219 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests. Their cash flow effect is classified within financing activities.

During the nine months ended September 30, 2014, the Company purchased and sold redeemable equity interests in various consolidated subsidiaries in amounts totaling $4.4 million and $4.1 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net income attributable to USPI’s common stockholder	$13,476	$37,207	$11,922	$26,933
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(3,916)	(13,541)	(1,247)	(7,178)
Increase in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	(2)	1,808	752	1,391

Net transfers to noncontrolling interests	(3,918)	(11,733)	(495)	(5,787)

Change in equity from net income attributable to USPI and transfers to noncontrolling interests	$9,558	$25,474	$11,427	$21,146

Were certain fundamental regulatory changes to occur, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership structure illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions have been classified outside of equity and are carried as “noncontrolling interests — redeemable” on the Company’s consolidated balance sheets. The activity for the three and nine months ended September 30, 2014 and 2013 is summarized below (in thousands):

2014 Noncontrolling Interests — Redeemable
Balance, December 31, 2013	$166,578
Net income attributable to noncontrolling interests	13,457
Distributions to noncontrolling interests	(15,821)
Purchases of noncontrolling interests	(3,776)
Sales of noncontrolling interests	9,791
Acquisition of new business	1,542

Balance, March 31, 2014	171,771
Net income attributable to noncontrolling interests	17,023
Distributions to noncontrolling interests	(15,476)
Purchases of noncontrolling interests	(1,150)
Sales of noncontrolling interests	1,508
Deconsolidation of subsidiary	(172)

Balance, June 30, 2014	173,504
Net income attributable to noncontrolling interests	15,460
Distributions to noncontrolling interests	(16,172)
Purchases of noncontrolling interests	(1,226)
Sales of noncontrolling interests	6,102
Acquisition of new business	1,771

Balance, September 30, 2014	$179,439

2013 Noncontrolling Interests — Redeemable
Balance, December 31, 2012	$153,399
Net income attributable to noncontrolling interests	15,466
Distributions to noncontrolling interests	(16,993)
Purchases of noncontrolling interests	(270)
Sales of noncontrolling interests	4,246

Balance, March 31, 2013	155,848
Net income attributable to noncontrolling interests	15,933
Distributions to noncontrolling interests	(16,648)
Purchases of noncontrolling interests	(3,686)
Sales of noncontrolling interests	4,777
Acquisition of new business	6,111

Balance, June 30, 2013	162,335
Net income attributable to noncontrolling interests	16,489
Distributions to noncontrolling interests	(16,754)
Purchases of noncontrolling interests	(1,429)
Sales of noncontrolling interests	1,631

Balance, September 30, 2013	$162,272

(4)	Other Investments

The consolidated financial statements include the financial statements of USPI and subsidiaries the Company controls, usually indicated by majority ownership. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights.

The Company is the primary beneficiary of an entity that operates and manages ten surgical facilities in the Houston, Texas area. Despite not holding a majority voting interest, the Company is the primary beneficiary because the Company is able to make the decisions that are most significant to the operations of the entity and has provided all of the funding for the entity, which the entity has used to acquire surgical facilities. The Company is entitled to a majority of the entity’s earnings until the Company has received a specified return on the investment. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during the nine months ended September 30, 2014 or 2013. At September 30, 2014 and 2013, the total assets of this entity were $125.9 million and $101.5 million, and the total liabilities owed to third parties were $23.7 million and $23.6 million, respectively. Such amounts are included in the accompanying consolidated balance sheet.

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

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for the traded debt securities. At both September 30, 2014 and 2013, both the aggregate carrying amount and the estimated fair value of long-term debt was approximately $1.5 billion. The fair value of debt is classified within Level 2 of the valuation hierarchy.

At September 30, 2014 and 2013, the Company had approximately $9.2 million and $10.7 million, respectively, of marketable securities, which are held by the Company’s wholly-owned insurance subsidiary. These investments are used in connection with its retained professional and general liability risks and are not available for general corporate purposes. The marketable securities consist of U.S. Treasury and corporate debt, are classified as available-for-sale and are recorded at fair value on the consolidated balance sheet. The fair value of these securities are classified within Level 2 of the valuation hierarchy, and are based on closing market prices of the investments when applicable, or alternatively, valuations utilizing market data and other observable inputs. Realized gains and losses on the sale of these securities are reclassified out of other comprehensive income and into “Other, net” on the accompanying consolidated statements of income.

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

Total equity-based compensation, included in the accompanying consolidated statements of income, classified by line item, is as follows (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Salaries, benefits and other employee costs	$219	$504	$148	$373
General and administrative expenses	413	1,211	306	980

Expense before income tax benefit	632	1,715	454	1,353
Income tax benefit	(210)	(570)	(25)	(109)

Total equity-based compensation expense, net of tax	$422	$1,145	$429	$1,244

Total equity-based compensation, included in the accompanying consolidated statements of income, classified by type of award, is as follows (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Share awards	$129	$455	$98	$390
Stock options	503	1,260	356	963

Expense before income tax benefit	632	1,715	454	1,353
Income tax benefit	(210)	(570)	(25)	(109)

Total equity-based compensation expense, net of tax	$422	$1,145	$429	$1,244

(7)	Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million and $1.5 million in both the three months and nine months ended September 30, 2014 and 2013, respectively. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At September 30, 2014, the Company had approximately $8.0 million accrued related to such management fee, of which $0.5 million is included in other current liabilities and $7.5 million is included in other long-term liabilities in the accompanying consolidated balance sheet.

(8)	Commitments and Contingencies

As of September 30, 2014, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $65.2 million. Of the total, $10.2 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $52.1 million of the remaining $55.0 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $2.9 million represents guarantees of the obligations of two facilities which have been sold. The Company has full recourse to the buyers with respect to these amounts.

The Company has recorded long-term liabilities of approximately $0.6 million related to the guarantees the Company has issued to unconsolidated affiliates on or after January 1, 2003, and has not recorded any liabilities related to guarantees issued prior to that date. Generally, these arrangements (a) consist of guarantees of real estate and equipment financing, (b) are secured by the related property and equipment, (c) require payments by the Company, when the collateral is insufficient, in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2030, and (e) provide no recourse for the Company to recover any amounts from third parties. The Company also has $1.6 million of letters of credit outstanding.

(9)	Subsequent Events

In October 2014, the Company paid $10.3 million for a noncontrolling interest in and the right to manage a surgical facility in which the Company previously had no involvement. The facility is located in California and is jointly owned with a health system partner and local physicians.

The Company also has entered into letters of intent with various entities regarding possible acquisition, joint venture, development or other transactions. These possible acquisitions, joint ventures, developments of new facilities or other transactions are in various stages of negotiation.

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

Condensed Consolidating Balance Sheets:

As of September 30, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$47,191	$10,068	$—	$57,259
Available for sale securities	9,230	—	—	9,230
Accounts receivable, net	—	49,667	—	49,667
Other receivables	126,256	29,036	(131,146)	24,146
Inventories of supplies	18	8,308	—	8,326
Prepaids and other current assets	36,734	2,131	—	38,865

Total current assets	219,429	99,210	(131,146)	187,493
Property and equipment, net	37,608	90,688	200	128,496
Investments in unconsolidated affiliates	1,011,425	79,543	(481,487)	609,481
Goodwill and intangible assets, net	961,899	226,833	410,393	1,599,125
Other assets	33,716	1,628	(2,885)	32,459

Total assets	$2,264,077	$497,902	$(204,925)	$2,557,054

LIABILITIES AND EQUITY
Liabilities and Equity
Current liabilities:
Accounts payable	$3,867	$14,721	$—	$18,588
Accrued expenses and other	285,051	119,424	(131,220)	273,255
Current portion of long-term debt	10,135	9,041	(236)	18,940

Total current liabilities	299,053	143,186	(131,456)	310,783
Long-term debt, less current portion	1,433,089	51,521	(2,909)	1,481,701
Other long-term liabilities	225,548	4,991	(236)	230,303
Parent’s equity	306,387	243,557	(243,557)	306,387
Noncontrolling interests	—	54,647	173,233	227,880

Total liabilities and equity	$2,264,077	$497,902	$(204,925)	$2,557,054

As of December 31, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$73,765	$4,976	$—	$78,741
Available for sale securities	10,802	—	—	10,802
Accounts receivable, net	—	51,608	—	51,608
Other receivables	79,664	29,938	(85,411)	24,191
Inventories of supplies	1,133	7,916	—	9,049
Prepaids and other current assets	36,200	2,209	—	38,409

Total current assets	201,564	96,647	(85,411)	212,800
Property and equipment, net	37,935	94,245	294	132,474
Investments in unconsolidated affiliates	978,305	33,804	(490,276)	521,833
Goodwill and intangible assets, net	952,765	217,448	415,188	1,585,401
Other assets	27,535	1,451	(810)	28,176

Total assets	$2,198,104	$443,595	$(161,015)	$2,480,684

LIABILITIES AND EQUITY
Liabilities and Equity
Current liabilities:
Accounts payable	$3,249	$14,158	$—	$17,407
Accrued expenses and other	288,914	75,286	(85,324)	278,876
Current portion of long-term debt	10,182	9,452	(718)	18,916

Total current liabilities	302,345	98,896	(86,042)	315,199
Long-term debt, less current portion	1,403,500	51,685	(493)	1,454,692
Other long-term liabilities	212,637	5,270	(334)	217,573
Parent’s equity	279,622	235,809	(235,809)	279,622
Noncontrolling interests	—	51,935	161,663	213,598

Total liabilities and equity	$2,198,104	$443,595	$(161,015)	$2,480,684

Condensed Consolidating Statements of Income:

For the Nine Months Ended September 30, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$90,523	$396,436	$(20,852)	$466,107
Equity in earnings of unconsolidated affiliates	112,303	6,317	(45,021)	73,599
Operating expenses, excluding depreciation and amortization	73,122	284,065	(20,754)	336,433
Depreciation and amortization	6,051	13,471	94	19,616

Operating income	123,653	105,217	(45,213)	183,657
Interest expense, net	(67,437)	(2,653)	—	(70,090)
Other income (expense), net	(29)	(51)	—	(80)

Income from continuing operations before income taxes	56,187	102,513	(45,213)	113,487
Income tax expense	(18,648)	(3,349)	—	(21,997)

Income from continuing operations	37,539	99,164	(45,213)	91,490
Loss from discontinued operations, net of tax	(332)	—	—	(332)

Net income	37,207	99,164	(45,213)	91,158
Less: Net income attributable to noncontrolling interests	—	(17,983)	(35,968)	(53,951)

Net income attributable to Parent	$37,207	$81,181	$(81,181)	$37,207

For the Nine Months Ended September 30, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$87,455	$384,075	$(20,178)	$451,352
Equity in earnings of unconsolidated affiliates	108,138	4,881	(49,260)	63,759
Operating expenses, excluding depreciation and amortization	68,759	263,702	(20,047)	312,414
Depreciation and amortization	6,941	13,720	97	20,758

Operating income	119,893	111,534	(49,488)	181,939
Interest expense, net	(72,926)	(3,300)	—	(76,226)
Loss on early retirement of debt	(5,536)	—	—	(5,536)
Other income (expense), net	(904)	901	—	(3)

Income before income taxes	40,527	109,135	(49,488)	100,174
Income tax expense	(13,594)	(4,309)	—	(17,903)

Net income	26,933	104,826	(49,488)	82,271
Less: Net income attributable to noncontrolling interests	—	(14,763)	(40,575)	(55,338)

Net income attributable to Parent	$26,933	$90,063	$(90,063)	$26,933

Condensed Consolidating Statements of Comprehensive Income:

For the Nine Months Ended September 30, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$37,207	$99,164	$(45,213)	$91,158
Other comprehensive income:
Unrealized gain on available for sale securities, net of tax	(3)	—	—	(3)

Comprehensive income	37,204	99,164	(45,213)	91,155
Comprehensive income attributable to noncontrolling interests	—	(17,983)	(35,968)	(53,951)

Comprehensive income attributable to Parent	$37,204	$81,181	$(81,181)	$37,204

For the Nine Months Ended September 30, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$26,933	$104,826	$(49,488)	$82,271
Other comprehensive income (loss):
Unrealized loss on available for sale securities, net of tax	(44)	—	—	(44)

Comprehensive income	26,889	104,826	(49,488)	82,227
Comprehensive income attributable to noncontrolling interests	—	(14,763)	(40,575)	(55,338)

Comprehensive income attributable to Parent	$26,889	$90,063	$(90,063)	$26,889

Condensed Consolidating Statements of Cash Flows:

For the Nine Months Ended September 30, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$37,207	$99,164	$(45,213)	$91,158
Loss on discontinued operations	332	—	—	332
Changes in operating and intercompany assets and liabilities and noncash items included in net income	52,260	12,910	3,203	68,373

Net cash provided by operating activities	89,799	112,074	(42,010)	159,863
Cash flows from investing activities:
Purchases of property and equipment, net	(2,602)	(5,274)	—	(7,876)
Purchases and sales of new businesses and equity interests, net	(89,836)	(51,684)	—	(141,520)
Other items, net	(31,941)	1,530	51,978	21,567

Net cash used in investing activities	(124,379)	(55,428)	51,978	(127,829)
Cash flows from financing activities:
Long-term borrowings, net	29,271	(6,235)	(1,223)	21,813
Purchases and sales of noncontrolling interests, net	(316)	—	—	(316)
Distributions to noncontrolling interests	—	(97,606)	42,010	(55,596)
Increase in cash held on behalf of noncontrolling interest holders and other	(20,949)	52,287	(50,755)	(19,417)

Net cash provided by (used in) financing activities	8,006	(51,554)	(9,968)	(53,516)

Net increase (decrease) in cash	(26,574)	5,092	—	(21,482)
Cash at the beginning of the period	73,765	4,976	—	78,741

Cash at the end of the period	$47,191	$10,068	$—	$57,259

For the Nine Months Ended September 30, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$26,933	$104,826	$(49,488)	$82,271
Loss on early retirement of debt	5,536	—	—	5,536
Changes in operating and intercompany assets and liabilities and noncash items included in net income	24,391	14,448	1,439	40,278

Net cash provided by operating activities	56,860	119,274	(48,049)	128,085
Cash flows from investing activities:
Purchases of property and equipment, net	(11,928)	(5,429)	—	(17,357)
Purchases and sales of new businesses and equity interests, net	1,099	(6,395)	—	(5,296)
Other items, net	(6,670)	1,167	4,620	(883)

Net cash used in investing activities	(17,499)	(10,657)	4,620	(23,536)
Cash flows from financing activities:
Long-term borrowings, net	(6,256)	(7,985)	420	(13,821)
Purchases and sales of noncontrolling interests, net	(717)	—	—	(717)
Distributions to noncontrolling interests	—	(105,470)	48,049	(57,421)
Increase in cash held on behalf of noncontrolling interest holders and other	2,973	6,206	(5,040)	4,139

Net cash used in financing activities	(4,000)	(107,249)	43,429	(67,820)

Net increase in cash	35,361	1,368	—	36,729
Cash at the beginning of the period	42,291	8,912	—	51,203

Cash at the end of the period	$77,652	$10,280	$—	$87,932

(11)	New Accounting Pronouncement

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness; general economic and business conditions, including without limitation the condition of the financial markets; demographic changes; changes in, or the failure to comply with, laws and governmental regulations and guidance; the ability to enter into or renew reimbursement arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement; changes in our payor mix or case mix; the efforts of insurers, employers and others to contain healthcare costs; healthcare reform; liability and other claims asserted against us; shortages of or quality control issues with medical supplies and equipment; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses, other healthcare professionals and other personnel; the availability of suitable acquisition and development opportunities and the length of time it takes to complete acquisitions and developments; our ability to integrate new and acquired businesses with our existing operations; the availability and terms of capital to fund the expansion of our business and certain additional factors, risks and uncertainties discussed in this Quarterly Report on Form 10-Q. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements.

Overview

We are an experienced and trusted partner in some of the nation’s most successful surgical networks. We provide strategic solutions for physicians, physician networks, leading health systems and those paying for the cost of health care services, such as employers, insurance companies and government programs.

Our portfolio includes 219 short-stay surgical facilities in 26 states. In these facilities, which are licensed as either ambulatory surgery centers, specialty hospitals or hospitals, we serve almost 10,000 physicians and almost one million patients each year. We maintain strategic joint venture relationships with approximately 4,000 physicians and over 50 prominent health systems. All but two of our facilities are co-owned with local physicians, and 152 are in strategic ventures with a health system. During the first nine months of 2014, we acquired eight facilities, consisting of two each in Texas and New Jersey, one each in Georgia, Indiana, Missouri and South Dakota. In addition, in October 2014 we acquired a noncontrolling interest in a facility in California and in Texas.

Our facilities generally specialize in non-emergency surgical cases. Due in part to advancements in medical technology, and additionally due to the lower cost structure and greater efficiency that are attainable in a specialized outpatient site, the volume and complexity of surgical cases performed in an outpatient setting has steadily increased over the past three decades. We believe continuing national focus on controlling the cost of health care will lead to further opportunities for high quality, low cost providers, such as USPI. Our strategy is to further enhance our value to our partners, employers, payors and patient populations in ways that build upon our historic experience and success, both in our existing facilities as well as additional acquired or developed facilities or other complementary businesses.

Our facilities’ primary income source is a fee from patients, insurance companies or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. After providing for the related expenses of the case, including the nursing staff, supplies and property costs, each facility distributes its profit to us and the other owners. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. How these income streams affect our financial statements depends on whether we consolidate each respective facility entity. Because our ownership levels and rights vary from facility to facility, we do not consolidate 155 of the 219 facilities that we operate, instead accounting for our investments in them under the equity method. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated (i.e., equity method) facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding our financial performance because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating income margins (both consolidated and unconsolidated) for the facilities that were operational in both the current and prior year periods, a group we refer to as same store facilities.

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

Acquisitions, Equity Investments and Development Projects

We acquire interests in existing surgery centers and invest in new facilities that we develop in partnership with health system partners and local physicians. Some of these transactions result in our controlling the acquired entity and meet the GAAP definition of a business combination. The financial results of the acquired entities are included in our consolidated financial statements beginning on the acquisitions’ effective closing date. During the nine months ended September 30, 2014, these transactions resulted in a cash outflow of approximately $3.0 million, which is summarized as follows:

Effective Date	Facility Location		Amount
Investments
February 2014	Georgia	(1)	$2.0 million
September 2014	Missouri	(1)	1.0 million

Total			$3.0 million

(1)	Acquisition of a controlling interest in and the right to manage a surgical facility in which we previously had no involvement. The facility is jointly owned with local physicians.

We control and therefore consolidate the results of 64 of our 219 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the nine months ended September 30, 2014, we purchased and sold equity interests in various consolidated subsidiaries in amounts totaling $4.4 million and $4.1 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in an $11.7 million decrease to our additional paid-in capital during the nine months ended September 30, 2014.

We also regularly engage in the purchase and sale of equity interests with respect to our investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in unconsolidated affiliates that need capital for acquisitions, new construction or other business growth opportunities. The cash flow impact of these transactions is classified within investing activities. During the nine months ended September 30, 2014, these transactions resulted in a cash outflow of approximately $138.4 million, which is summarized as follows:

Effective Date	Facility Location		Amount
Investments
March 2014	Indiana	(1)	$32.3 million
April 2014	New Jersey	(1)	16.9 million
June 2014	Dallas-Fort Worth	(2)	4.2 million
July 2014	South Dakota	(3)	51.4 million
July 2014	New Jersey	(1)	26.8 million
Various	Various	(4)	6.8 million

Total			$138.4 million

(1)	Acquisition of a noncontrolling interest in and the right to manage a surgical facility in which we previously had no involvement. The facility is jointly owned with local physicians.
(2)	Acquisition of a noncontrolling interest in and the right to manage two surgical facilities in which we previously had no involvement. These facilities are jointly owned with a health system partner and local physicians.

(3)	Acquisition of a noncontrolling interest in and the right to manage a surgical facility in which we previously had no involvement. The facility is jointly owned with a health system partner and local physicians.
(4)	Represents the net payment related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

During the nine months ended September 30, 2014, we received a return of capital in the amount of $22.0 million from one of our unconsolidated affiliates.

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenues of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control or are the primary beneficiary;

•	management and contract service revenues, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing contracted services to other healthcare providers. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and therefore eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net patient service revenues	83%	84%	83%	84%
Management and contract service revenues	15	14	15	14
Other revenues	2	2	2	2

Total revenues	100%	100%	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. As a percent of our total revenues, these revenues did not significantly change compared to prior year periods.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Management of surgical facilities	$21,622	$18,993	$61,578	$57,047
Contract services provided to other healthcare providers	2,995	2,871	8,461	7,694

Total management and contract service revenues	$24,617	$21,864	$70,039	$64,741

As described above, our primary business is the operation of surgical facilities.

Results of Operations

The following table summarizes certain consolidated statements of income items expressed as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
USPI	2014	2013	2014	2013
Total revenues	100.0%	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	17.3	13.9	15.8	14.1
Operating expenses, excluding depreciation and amortization	(72.7)	(67.7)	(72.2)	(69.2)
Depreciation and amortization	(4.2)	(4.4)	(4.2)	(4.6)

Operating income	40.4	41.8	39.4	40.3
Interest and other expense, net	(14.9)	(15.7)	(15.1)	(18.1)

Income from continuing operations before income taxes	25.5	26.1	24.3	22.2
Income tax expense	(5.4)	(4.9)	(4.7)	(4.0)

Income from continuing operations	20.1	21.2	19.6	18.2
Discontinued operations, net of tax	—	—	—	—

Net income	20.1	21.2	19.6	18.2
Less: Net income attributable to noncontrolling interests	(11.6)	(13.3)	(11.6)	(12.2)

Net income attributable to USPI’s common stockholder	8.5%	7.9%	8.0%	6.0%

Our business model of partnering with health systems and physicians results in our accounting for 155 of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (amounts are expressed as a percentage of unconsolidated affiliates’ revenues, and reflect 100% of the investees’ results on an aggregated basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
USPI’s Unconsolidated Affiliates	2014	2013	2014	2013
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	(71.0)	(72.2)	(71.6)	(72.6)
Depreciation and amortization	(3.8)	(4.2)	(4.0)	(4.2)

Operating income	25.2	23.6	24.4	23.2
Interest and other expense, net	(1.5)	(1.9)	(1.6)	(1.8)

Income before income taxes	23.7	21.7	22.8	21.4
Income tax expense	(0.4)	(0.5)	(0.4)	(0.5)

Net income	23.3%	21.2%	22.4%	20.9%

Executive Summary

We are an experienced and trusted partner in some of the nation’s most successful surgical networks. We provide strategic solutions for physicians, physician networks, leading health systems and those paying for the cost of health care services, such as employers, insurance companies and government programs.

Our portfolio includes 219 short-stay surgical facilities in 26 states. In these facilities, which are licensed as either ambulatory surgery centers, specialty hospitals or hospitals, we serve approximately 10,000 physicians and one million patients each year. We maintain strategic joint venture relationships with approximately 4,000 physicians and over 50 prominent health systems. All but two of our facilities are co-owned with local physicians, and 152 of our facilities are in strategic joint ventures with a health system. Our strategy continues to include acquiring facilities, developing new facilities with health system partners, and improving the operating results of our existing facilities. During the nine months ended September 30, 2014, we added eight facilities, consisting of two each in Texas and New Jersey and one each in Georgia, Indiana, Missouri and South Dakota. In October 2014, we added one facility in California and an another facility in Texas.

Our facilities generally specialize in non-emergency surgical cases. Due in part to advancements in medical technology, and additionally due to the lower cost structure and greater efficiency that are attainable in a specialized outpatient site, the volume and complexity of surgical cases performed in an outpatient setting has steadily increased over the past three decades. We believe the continuing national focus on controlling the cost of health care will lead to further opportunities for high quality, low cost providers, such as us. Our strategy is to further enhance our value to our partners, employers, payors and patient populations in ways that build upon our historic experience and success, both in our existing facilities as well as additional acquired or developed facilities or other complementary businesses.

Our earnings are driven by the facilities we consolidate, whose revenues are included in ours, and by the facilities we account for under the equity method, whose revenues are not included in ours. Our net earnings are the same under either accounting method, so in addition to analyzing our consolidated revenues and expenses, we also assess our operating results by utilizing systemwide revenues, which include all facilities we operate, and measures of same store facilities, which include all facilities that were operational in both the current and prior year periods.

Our consolidated revenues increased 5% and 3% versus prior year periods for the three and nine months ended September 30, 2014, respectively, driven by increases in same store revenues and by acquisitions. Our systemwide revenues, which include our consolidated facilities and our equity method facilities, increased 11% during the three month period and 5% during the nine month period, also due primarily to increases in same store revenues and by acquisitions.

Our same store revenue growth in the third quarter was 5%, consisting of a 3% increase in case volume and a 2% increase in net revenue per case. Same store facility operating income margins were up 50 basis points for the third quarter, as compared to the same quarter of the prior year. These measures have improved each quarter of the 2014. After being down 3% during the first quarter and flat during the second quarter, our 3% case volume growth in the third quarter brought case growth to flat compared to prior year for the nine month period ended September 30, 2014. Similarly, facility operating income margins, which were down 50 basis points versus prior year during the six months ended June 30, 2014, were down 10 basis points for the nine months ended September 30, 2014. We believe our volumes continue to be adversely affected early in the year by changes in benefit plan design that result in patients bearing more of the cost of care through the increasing use of high deductible benefit plans. We continue to focus on controlling operating costs, particularly during the first half of the year, when case volumes are lower. From a strategic standpoint, we continue to invest more in general and administrative resources than in 2013, in order to deploy strategic initiatives that we believe will benefit our company long-term.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a majority of our facilities (currently 155 of our 219 facilities), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method, i.e., as an unconsolidated affiliate. We control the remaining 64 of our facilities and account for these investments as consolidated subsidiaries.

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

In summary, our operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but our individual revenue and expense line items only contain consolidated businesses, which represent less than one-third of our facilities. This translates to trends in operating income that often do not correspond with changes in revenues and expenses. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years. Accordingly, we review several types of information in order to monitor and analyze our results of operations, including:

•	The results of operations of our unconsolidated affiliates

•	Our average ownership share in the facilities we operate; and

•	Facility operating indicators, such as systemwide revenue growth, same store revenue growth, and same store operating income margins.

Our Consolidated and Unconsolidated Results

The following table shows our results of operations and the results of operations of our unconsolidated affiliates (in thousands).

	Three Months Ended September 30				Variance to Prior Year
	2014		2013
	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$132,040	$490,039	$126,683	$432,100	$5,357	$57,939
Management and contract service revenues	24,617	—	21,864	—	2,753	—
Other income	2,533	2,634	2,462	3,565	71	(931)

Total revenues	159,190	492,673	151,009	435,665	8,181	57,008
Equity in earnings of unconsolidated affiliates	27,527	—	20,923	—	6,604	—
Operating expenses:
Salaries, benefits, and other employee costs	44,383	116,625	40,991	107,056	3,392	9,569
Medical services and supplies	27,051	119,420	24,945	105,272	2,106	14,148
Other operating expenses	28,251	101,955	24,722	92,418	3,529	9,537
General and administrative expenses	11,718	—	10,396	—	1,322	—
Provision for doubtful accounts	2,918	12,054	1,599	11,211	1,319	843
Net (gain) loss on deconsolidations, disposals and impairments	1,419	(362)	(506)	(1,339)	1,925	977
Depreciation and amortization	6,608	18,903	6,683	18,315	(75)	588

Total operating expenses	122,348	368,595	108,830	332,933	13,518	35,662

Operating income	64,369	124,078	63,102	102,732	1,267	21,346
Interest income	385	95	322	90	63	5
Interest expense	(24,082)	(7,269)	(24,032)	(7,866)	(50)	597
Other	(55)	(140)	1	(283)	(56)	143

Total other expense, net	(23,752)	(7,314)	(23,709)	(8,059)	(43)	745

Income before income taxes	40,617	116,764	39,393	94,673	1,224	22,091
Income tax expense	(8,623)	(1,946)	(7,462)	(2,312)	(1,161)	366

Net income	31,994	$114,818	31,931	$92,361	63	$22,457

Less: Net income attributable to noncontrolling interests	(18,518)		(20,009)		1,491

Net income attributable to USPI’s common stockholder	$13,476		$11,922		$1,554

USPI’s equity in earnings of unconsolidated affiliates		$27,527		$20,923		$6,604

	Nine Months Ended September 30				Variance to Prior Year
	2014		2013
	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$388,443	$1,371,520	$378,203	$1,289,159	$10,240	$82,361
Management and contract service revenues	70,039	—	64,741	—	5,298	—
Other income	7,625	8,101	8,408	8,963	(783)	(862)

Total revenues	466,107	1,379,621	451,352	1,298,122	14,755	81,499
Equity in earnings of unconsolidated affiliates	73,599	—	63,759	—	9,840	—
Operating expenses:
Salaries, benefits, and other employee costs	129,878	332,684	120,425	319,498	9,453	13,186
Medical services and supplies	78,248	336,037	72,831	317,661	5,417	18,376
Other operating expenses	83,487	291,342	75,691	275,301	7,796	16,041
General and administrative expenses	34,958	—	30,793	—	4,165	—
Provision for doubtful accounts	7,526	33,658	7,781	32,041	(255)	1,617
Net (gain) loss on deconsolidations, disposals and impairments	2,336	(6,166)	4,893	(1,800)	(2,557)	(4,366)
Depreciation and amortization	19,616	55,655	20,758	54,485	(1,142)	1,170

Total operating expenses	356,049	1,043,210	333,172	997,186	22,877	46,024

Operating income	183,657	336,411	181,939	300,936	1,718	35,475
Interest income	1,235	278	1,062	275	173	3
Interest expense	(71,325)	(21,885)	(77,288)	(23,765)	5,963	1,880
Loss on early retirement of debt	—	(202)	(5,536)	—	5,536	(202)
Other	(80)	567	(3)	(262)	(77)	829

Total other expense, net	(70,170)	(21,242)	(81,765)	(23,752)	11,595	2,510

Income before income taxes	113,487	315,169	100,174	277,184	13,313	37,985
Income tax expense	(21,997)	(5,693)	(17,903)	(6,170)	(4,094)	477

Income from continuing operations	91,490	309,476	82,271	271,014	9,219	38,462
Discontinued operations, net of tax	(332)	—	( )	—	(332)	—

Net income	91,158	$309,476	82,271	$271,014	8,887	$38,462

Less: Net income attributable to noncontrolling interests	(53,951)		(55,338)		1,387

Net income attributable to USPI’s common stockholder	$37,207		$26,933		$10,274

USPI’s equity in earnings of unconsolidated affiliates		$73,599		$63,759		$9,840

The following table provides other information regarding our unconsolidated affiliates (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Long-term debt	$377,777	$385,538	$377,777	$385,538
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	23.6%	22.1%	23.4%	23.0%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	25.7%	26.5%	25.7%	26.5%
Unconsolidated facilities operated at period end	155	149	155	149

(1)	Our imputed weighted average ownership percentage in our unconsolidated affiliates is calculated as our equity in earnings of unconsolidated affiliates divided by the total net income or loss of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about our involvement in equity method investments.
(2)	Our imputed weighted average ownership percentage in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership we held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This is a non-GAAP measure but management believes it provides further useful information about our involvement in equity method investments.

As shown above, USPI’s net patient service revenues for the three and nine months ended September 30, 2014 increased $5.4 million and $10.2 million, respectively, compared to the corresponding prior year periods. The net patient service revenues of our unconsolidated affiliates increased $57.9 million and $82.4 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding prior year periods. These variances are analyzed more extensively below under “Revenues.”

Our Ownership Interests in the Facilities We Operate

Our earnings are predominantly driven by our investments in the facilities we operate, so we focus on the underlying businesses’ growth rates together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in the surgical facilities we operate is as follows:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013	Nine Months Ended September 30, 2013
Unconsolidated facilities(1)	23.8%	23.2%	23.0%
Consolidated facilities(2)	42.8%	45.5%	46.1%
Total(3)	28.2%	29.0%	29.3%

(1)	Computed for unconsolidated facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income or loss of surgical facilities we account for under the equity method.
(2)	Computed for consolidated facilities by dividing (a) the aggregate net income or loss of surgical facilities we operate less our total noncontrolling interests in income or loss of consolidated subsidiaries by (b) the aggregate net income or loss of our consolidated surgical facilities.
(3)	Computed in total by dividing our share of the facilities’ net income or loss, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income or loss of our surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our long-standing strategy on partnering our facilities with health system partners in addition to physicians generally leads to our accounting for more facilities under the equity method (unconsolidated). We generally have a lower ownership percentage in an equity method facility as compared to a consolidated facility.

Revenues

Our consolidated net revenues increased 5% and 3% during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding prior year periods. The table below quantifies several significant items impacting year over year growth.

	Three Months Ended September 30, 2014
	USPI as Reported Under GAAP	Unconsolidated Affiliates
Total revenues, three months ended September 30, 2013	$151,009	$435,665
Revenue from acquired facilities	2,504	26,945
Changes in consolidation status	(2,255)	2,255
Revenue of disposed facilities	(346)	—

Adjusted base period	150,912	464,865
Increase from operations	8,207	28,739
Non-facility based revenue	71	(931)

Total revenues, three months ended September 30, 2014	$159,190	$492,673

	Nine Months Ended September 30, 2014
	USPI as Reported Under GAAP	Unconsolidated Affiliates
Total revenues, nine months ended September 30, 2013	$451,352	$1,298,122
Revenue from acquired facilities	10,323	34,170
Changes in consolidation status	2,537	(2,537)
Revenue of disposed facilities	(1,074)	—

Adjusted base period	463,138	1,329,755
Increase from operations	3,752	50,728
Non-facility based revenue	(783)	(862)

Total revenues, nine months ended September 30, 2014	$466,107	$1,379,621

Facility Growth

For the three and nine months ended September 30, 2014, our systemwide revenue increased 11% and 5%, respectively, as compared to the corresponding prior year periods. The increase in systemwide revenues is due to same-store growth and acquisitions that were made in 2013 and 2014. On a year-to-date basis, our same store case volumes were flat to prior year, but a shift to more complex cases has resulted in higher net revenue per case, driving 3% same store revenue growth for the first nine months of 2014.

Our same store case volumes grew 3% in the third quarter, flat during the second quarter and were down 3% in the first quarter. We believe a continuing shift to greater patient responsibility for health care costs, together with increased competition in some markets, adversely affected our case volume in both the first and second quarters, and less so in the third quarter.

The following table summarizes our same store facility revenue growth rates, as compared to the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net revenue	5%	3%
Surgical cases	3%	—%
Net revenue per case	2%	3%

Joint Ventures With Health System Partners

The addition of new facilities continues to be more heavily weighted to surgical facilities with a health system partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures through construction of new facilities (de novos), acquisitions of facilities and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a health system partner while leaving the existing physician ownership intact. We continue to explore affiliating more of our facilities with health system partners. Often these affiliations are initiated in markets where we already operate other facilities with a health system partner, but we also affiliate our facilities with new health system partners.

The following table summarizes the facilities we operated as of September 30, 2014 and 2013:

	September 30,
	2014	2013
Facilities(1):
With a health system partner	152	148
Without a health system partner	67	66

Total facilities operated	219	214

Change from September 30, 2013:
De novo (newly constructed)	—
Acquisition	9
Disposals/Mergers(2)	(4)

Total increase in number of facilities	5

(1)	At September 30, 2014, physicians own a portion of all but two of these facilities.
(2)	We sold our ownership interests in two facilities in Pennsylvania. We also merged two Texas facilities into one location and two Missouri facilities into one location.

Facility Operating Income Margins

Same store facility operating income margins increased 50 basis points for the three months ended September 30, 2014 and decreased 10 basis points for the nine months ended September 30, 2014. As described above, our same store revenues improved during the second and third quarters, and this together with cost control efforts led to higher overall margins. This relationship can change depending on the nature of cases performed and how it affects staffing, supplies and other direct costs of performing a case.

The following table summarizes the year-over-year changes in our same store facility operating income margins (see footnote 1 below), comparing the three and nine months ended September 30, 2014 to the corresponding prior year periods:

	Three Months Ended September 30, 2014	Increase (Decrease)		Nine Months Ended September 30, 2014	Increase (Decrease)
Facilities:
With a health system partner	24.6%	12	0 bps	23.6%	4	0 bps
Without a health system partner	26.7%	(250	) bps	26.9%	(290	) bps
Total facilities	24.9%	5	0 bps	24.2%	(10	) bps

(1)	Operating income margin is calculated as operating income divided by total revenues. This table aggregates all of the same store facilities we operate using 100% of their results. This does not represent the overall margin for our operations because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same store calculations.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

As more fully discussed in “Revenues,” our consolidated revenues increased by $8.2 million, or 5.4%, to $159.2 million for the three months ended September 30, 2014 from $151.0 million for the three months ended September 30, 2013. The increase in consolidated revenues was driven by the increase in same store net revenues.

Equity in earnings of unconsolidated affiliates increased by $6.6 million, or 31.6%, to $27.5 million for the three months ended September 30, 2014 from $20.9 million for the three months ended September 30, 2013. The increase in equity in earnings was almost equally driven by acquisitions ($3.4 million) and increases from same store facilities ($3.2 million). The number of facilities we account for under the equity method increased by six from September 30, 2013 to September 30, 2014.

Operating expenses, excluding depreciation and amortization, increased by $13.6 million, or 13.3%, to $115.7 million for the three months ended September 30, 2014 from $102.1 million for the three months ended September 30, 2013. The increase primarily resulted from our facilities performing more cases than in the prior year period and additionally from expenses of acquired entities and increased investment in general and administrative expenses related to deploying our strategic initiatives.

Depreciation and amortization decreased $0.1 million or 1.5%, to $6.6 million for the three months ended September 30, 2014 from $6.7 million for the three months ended September 30, 2013. Depreciation and amortization, as a percentage of revenues was 4.2% and 4.4% during the three months ended September 30, 2014 and 2013, respectively.

Operating income increased $1.3 million, or 2.1%, to $64.4 million for the three months ended September 30, 2014 from $63.1 million for the three months ended September 30, 2013, and decreased as a percentage of revenues to 40.4% from 41.8%. This increase was driven by the increase in net revenues and equity in earnings of unconsolidated affiliates described above.

Provision for income taxes was $8.6 million for the three months ended September 30, 2014 as compared to $7.5 million for the three months ended September 30, 2013. Our effective tax rates (based on pretax earnings attributable to USPI’s stockholder) were 39% and 38% for the three months ended September 30, 2014 and 2013, respectively.

Net income increased to $32.0 million for the three months ended September 30, 2014 as compared to $31.9 million for the three months ended September 30, 2013. Net income attributable to USPI’s common stockholder increased $1.6 million to $13.5 million for the three months ended September 30, 2014 as compared to $11.9 million for the three months ended September 30, 2013. The increase is attributable to the increases in net revenue and equity in earnings in unconsolidated affiliates as discussed above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

As more fully discussed in “Revenues,” our consolidated revenues increased by $14.7 million, or 3.3%, to $466.1 million for the nine months ended September 30, 2014 from $451.4 million for the nine months ended September 30, 2013. The increase in consolidated revenues was due to acquisitions, consolidation of a facility and an increase from operations of $20.6 million, which was offset by deconsolidations of two facilities and the sale of one facility of approximately $5.9 million.

Equity in earnings of unconsolidated affiliates increased by $9.8 million, or 15.4%, to $73.6 million for the nine months ended September 30, 2014 from $63.8 million for the nine months ended September 30, 2013. The increase in equity in earnings was driven by acquisitions ($5.3 million), same store growth ($3.2 million) and our share of the net gain on the sale of real estate ($1.3 million). The number of facilities we account for under the equity method increased by six from September 30, 2013 to September 30, 2014

Operating expenses, excluding depreciation and amortization, increased by $24.0 million, or 7.7%, to $336.4 million for the nine months ended September 30, 2014 from $312.4 million for the nine months ended September 30, 2013. The increase primarily represents the expenses of facilities we acquired during late 2013 and 2014 and additionally resulted from increased investment in general and administrative expenses related to deploying our strategic initiatives. We also recorded an impairment charge of $0.7 million related to one of our management contracts in 2014. During the nine months ended September 30, 2013, our operating expenses were negatively affected by a $1.7 million loss on the consolidation of a hospital and a $3.2 million impairment of a management contract.

Depreciation and amortization decreased $1.2 million, or 5.8%, to $19.6 million for the nine months ended September 30, 2014 from $20.8 million for the nine months ended September 30, 2013. Depreciation and amortization, as a percentage of revenues, decreased slightly to 4.2% for the nine months ended September 30, 2014 from 4.6% for the nine months ended September 30, 2013.

Operating income increased $1.8 million to $183.7 million for the nine months ended September 30, 2014 from $181.9 million for the nine months ended September 30, 2013, and decreased as a percentage of revenues to 39.4% from 40.3%, respectively. This increase was driven by the increase in net revenues and equity in earnings of unconsolidated affiliates described above, which was mostly offset by the increases in operating expense also discussed earlier.

Interest expense, net of interest income, decreased $6.1 million, or 8.0% to $70.1 million for the nine months ended September 30, 2014 from $76.2 million for the nine months ended September 30, 2013. The decrease is primarily due to fees we paid in February and March 2013 related to the refinancing we completed in April 2013.

During the nine months ended September 30, 2013, we incurred a loss on the early retirement of debt of $5.5 million as a result of the repricing we completed on April 4, 2013. The amount is comprised of finance and legal fees and the write-off of previously incurred debt issuance costs.

Provision for income taxes was $22.0 million for the nine months ended September 30, 2014 compared to $17.9 million for the nine months ended September 30, 2013. Our effective tax rates (based on pretax earnings attributable to USPI’s stockholder) were 37% and 40% for the nine months ended September 30, 2014 and 2013, respectively.

Total loss from discontinued operations was $0.3 million in the nine months ended September 30, 2014 and relates to the final disposal of fixed assets related to a previously sold entity.

Net income increased $8.9 million, or 10.8%, to $91.2 million for the nine months ended September 30, 2014 as compared to $82.3 million for the nine months ended September 30, 2013. Net income attributable to USPI’s common stockholder increased $10.3 million, or 38.3%, to $37.2 million for the nine months ended September 30, 2014 as compared to $26.9 million for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Cash Flows

During the nine months ended September 30, 2014, we generated $159.9 million of cash flows from operating activities as compared to $128.1 million during the nine months ended September 30, 2013. Cash flows from operating activities increased $31.8 million, or 24.8%, from the prior year period, primarily due our increased earnings and the timing of distributions from our unconsolidated affiliates.

During the nine months ended September 30, 2014, our net cash used in investing activities was $127.8 million, consisting of $141.5 million for net purchases of new businesses and equity interests, which was partially offset by a $22.0 million return of capital from an unconsolidated affiliate. We purchased $7.9 million of property and equipment, which excludes $4.9 million of property and equipment acquired under capital lease arrangements. Approximately $2.2 million of property and equipment purchases were related to investing in infrastructure of existing facilities and the remaining $10.6 million represented maintenance capital expenditures. Net cash used in financing activities for the nine months ended September 30, 2014 totaled $53.5 million, which was driven primarily by distributions to noncontrolling interests of $55.6 million, a decrease in cash held on behalf of our noncontrolling interests of $19.0 million and net borrowings on long-term debt of $21.8 million.

Cash and cash equivalents were $57.3 million at September 30, 2014 as compared to $78.7 million at December 31, 2013, and the net working capital deficit was $123.3 million at September 30, 2014 as compared to $102.4 million at December 31, 2013. The overall negative working capital position at September 30, 2014 and December 31, 2013 is primarily the result of $166.3 million and $185.0 million due to affiliates, respectively, associated with our practice of holding our unconsolidated facilities’ cash until these amounts are distributed to our partners, typically on a monthly or quarterly basis. As discussed below, we believe we have sufficient availability under our credit facility, together with our operating cash flows, to service our obligations.

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

At September 30, 2014, we had $1.0 billion outstanding under the amended credit facility at a weighted average interest rate of approximately 4.6%. At September 30, 2014, we had $86.4 million available for borrowing under the revolving credit facility, representing the revolving facility’s $125.0 million capacity, net of the outstanding balance of $37.0 million and $1.6 million of outstanding letters of credit.

The amended credit facility is guaranteed by USPI Holdings, Inc. and its current and future directly and indirectly wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock and the capital stock of each of our wholly owned domestic subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at September 30, 2014.

In April 2012, we issued $440.0 million of 9.0% senior unsecured notes due in April 2020. Interest on the outstanding notes is payable on April 1 and October 1 of each year, and commenced on October 1, 2012. At September 30, 2014, we had $440.0 million of the senior unsecured notes outstanding. The notes are unsecured senior obligations of our company; however, the notes are guaranteed by most of our current and future direct and indirect 100%-owned domestic subsidiaries. Additionally, the notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sells assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at September 30, 2014.

Contractual Cash Obligations

Our contractual cash obligations as of September 30, 2014 are summarized as follows:

	Payments Due by Period
Contractual Cash Obligations	Total	Within 1 Year	Years 2 and 3	Years 4 and 5	Beyond 5 Years
	(In thousands)
Long-term debt obligations:
Amended senior secured credit facility — new term loan(1)	$697,452	$6,705	$50,410	$640,337	$—
Amended senior secured credit facility — extended term loan(1)	304,625	3,124	301,501	—	—
Senior unsecured notes(1)	440,000	—	—	—	440,000
Other debt at operating subsidiaries(1)	33,343	6,013	10,300	6,742	10,288
Interest on long-term debt obligations(2)	394,424	84,905	161,772	125,938	21,809
Capitalized lease obligations(3)	39,182	5,551	9,478	7,575	16,578
Operating lease obligations	91,033	17,368	30,495	22,725	20,445

Total contractual cash obligations	$2,000,059	$123,666	$563,956	$803,317	$509,120

(1)	Scheduled principal payments.
(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the September 30, 2014 rates applicable to each debt instrument.
(3)	Includes principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have noncontrolling investors who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $58.6 million at September 30, 2014, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was approximately 44% at September 30, 2014. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At September 30, 2014, the total debt on the balance sheets of our unconsolidated affiliates was approximately $377.8 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was approximately 26% at September 30, 2014. USPI or one of its wholly owned subsidiaries had collectively guaranteed $47.4 million of the $377.8 million in total debt of our unconsolidated affiliates as of September 30, 2014. In addition, our unconsolidated affiliates have obligations under operating leases, of which USPI or a wholly owned subsidiary had guaranteed $7.5 million as of September 30, 2014. Of the total $55.0 million of guarantees related to unconsolidated affiliates, approximately $2.9 million represents guarantees of obligations of two facilities which have been sold. We have full recourse to the buyers with respect to the $2.9 million related to the sold facilities.

Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our company, in the amount of $0.5 million and $1.5 million for both the three month and nine months ended September 30, 2014 and 2013, respectively. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At September 30, 2014, we had approximately $8.0 million accrued related to such management fee, of which $0.5 million is included in other current liabilities and $7.5 million is included in other long-term liabilities in the accompanying consolidated balance sheet.

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

Our financing arrangements with many commercial lenders are based on the spread over Prime or LIBOR. At September 30, 2014, approximately $473.3 million of our outstanding debt was in fixed rate instruments and the remaining $1.0 billion was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $10.0 million.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings that might have a material adverse impact on the Company.

ITEM 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).

10.1	Amendment No. 5, dated June 27, 2014, to the Credit Agreement, dated as of April 19, 2007, as amended August 19, 2009, April 3, 2012, December 19, 2012 and February 19, 2013 among USPI, USPI Holdings, Inc., each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other Agents named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2014 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (v) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.(1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

By:	/s/ Jason B. Cagle
Jason B. Cagle
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2014

By:	/s/ J. Anthony Martin
J. Anthony Martin
Senior Vice President, Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).

3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).

10.1	Amendment No. 5, dated June 27, 2014, to the Credit Agreement, dated as of April 19, 2007, as amended August 19, 2009, April 3, 2012, December 19, 2012 and February 19, 2013 among USPI, USPI Holdings, Inc., each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other Agents named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2014 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014; (iv) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (v) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2014 and 2013 and (vi) Notes to Consolidated Financial Statements.(1)

(1)	Filed herewith.