Form 10-K
period 2014-12-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2015-02-26
CIK 1101723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

As of February 25, 2015, 100 shares of the Registrant’s common stock were outstanding.

Documents Incorporated by Reference

None.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

2014 ANNUAL REPORT ON FORM 10-K

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

General

United Surgical Partners International, Inc. (together with its subsidiaries, the “Company” or “USPI”, unless otherwise indicated or the context otherwise requires, the terms “we,” “us,” “our” and similar terms refer to USPI and its subsidiaries) owns and operates short-stay surgical facilities which are licensed as either ambulatory surgery centers, specialty hospitals or hospitals. We provide strategic solutions for physicians, physician networks, leading health systems and those paying for the cost of healthcare services, such as employers, insurance companies and government programs. Our strategy enables our partners and other aligned constituents to benefit from the high-quality, lower-cost settings in our facilities under financial structures that work for them. Our partner relationships often expand into new ventures and a stronger market presence which enhances our growth prospects and strategic position within a market. We focus primarily on providing high quality surgical facilities that meet the needs of patients, physicians and payors better than hospital-based and other outpatient surgical facilities. We believe that our facilities (1) enhance the quality of care and the healthcare experience of patients, (2) offer a strategic approach for physicians that provides significant administrative, clinical and economic benefits to physicians, (3) offer a strategic approach for our health system partners to expand capacity and access within the markets they serve, and (4) offer an efficient and low cost alternative for payors, employers and other financing organizations. We acquire and develop our facilities through the formation of strategic relationships with physicians and health system partners to better access and serve the communities in our markets. Our operating model is efficient and scalable, and we have adapted it to each of our markets. We believe that our acquisition and development strategy and operating model enable us to continue to grow by taking advantage of highly-fragmented markets, an increasing demand for short-stay surgery and a need by both our health system partners and physician partners to facilitate strategic networks to meet the needs of the evolving healthcare landscape. We are dedicated to providing high-quality, lower-cost solutions as various reform initiatives unfold in the communities we serve. We provide strategic solutions for physicians, health systems and those paying the cost of healthcare services such as employers, insurance companies and government programs.

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

As of December 31, 2014, we operated 219 short-stay surgical facilities in 27 states. Of the 219 facilities, 154 are jointly owned with major health system partners. Due in large part to our partnerships with physicians and health system partners, we do not consolidate the financial results of 156 of the 219 facilities in which we have ownership, meaning that while we record a share of their net profit within our operating income, we do not include their revenues and expenses in the consolidated revenue and expense line items of our consolidated financial statements. Until April 3, 2012, we also had ownership in seven facilities in the United Kingdom. On April 3, 2012, we distributed the stock of our U.K. subsidiary to our parent’s (USPI Group Holdings, Inc.) equity holders. Subsequent to April 3, 2012, we have had no further ownership in the U.K. operations.

Our consolidated revenues increased 4% from $616.2 million in 2013 to $640.8 million in 2014. In addition to our consolidated revenues, we also review an internal operating measure called systemwide revenue growth, which includes both consolidated and unconsolidated facilities. Our systemwide revenues grew 8% during 2014. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding USPI’s financial performance because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for USPI’s equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating margins for the facilities that were operational in both the current and prior year periods, a group we refer to as same-store facilities.

Donald E. Steen formed USPI with the private equity firm Welsh, Carson, Anderson & Stowe in February 1998 and had publicly traded equity securities from June 2001 until April 2007. Pursuant to an Agreement and Plan of Merger (the merger) dated as of January 7, 2007, with an affiliate of Welsh, Carson, Anderson & Stowe X, L.P. (“Welsh Carson”), we became a wholly owned subsidiary of USPI Holdings, Inc. on April 19, 2007. USPI Holdings, Inc. is a wholly owned subsidiary of USPI Group Holdings, Inc., which is owned by an investor group that includes affiliates of Welsh Carson, members of our management and other investors. As a result of the merger, we no longer have publicly traded equity securities.

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

Industry Overview

Each year, the United States spends a substantial amount of funds on medical costs. According to reports from the Centers for Medicare and Medicaid Services (“CMS”), the United States spent $2.9 trillion on healthcare in 2013, and the percentage of gross domestic product devoted to healthcare has increased from 7.2% in 1970 to 17.4% in 2013.

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

Today, large healthcare systems generally offer both inpatient and outpatient surgery on site. In connection with the implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or the Acts, the associated healthcare reform activities and the expected transition to more connected, value-based care management models, there is a rise in consolidation activities within the industry with certain payors expanding into the provider space along with an increase in hospital mergers and acquisitions. In addition, a number of healthcare systems have begun to expand their portfolios of facilities and services by entering into strategic relationships with specialty operators of surgery centers in order to expand capacity and access in the markets they serve. These strategic relationships enable healthcare systems to offer patients, physicians and payors the cost advantages, convenience and other benefits of outpatient surgery in a freestanding facility and, and in certain markets, establish networks needed to manage the full continuum of care for a defined population. Further, these relationships allow the healthcare systems to focus their attention and resources on their core business without the challenge of acquiring, developing and operating these facilities.

Our Business Strategy

Our goal is to steadily increase our revenues and cash flows. The key elements of our business strategy are to:

•	attract, retain and pursue strategic relationships with top quality surgeons and other physicians;

•	expand our presence in existing markets and assist with the development of integrated networks in certain markets;

•	pursue strategic relationships with leading health system partners;

•	expand selectively in new markets; and

•	enhance operating efficiencies and the healthcare experience of patients.

Attract and retain top quality surgeons and other physicians

We have developed our operating model to encourage physicians to affiliate with us and to use our facilities as an extension of their practices. We believe we attract physicians because we design our facilities, structure our strategic partnerships and adopt marketing and sales, staffing, scheduling and clinical systems and protocols to increase physician productivity and promote their professional and financial success both at our facilities and in the physicians’ practices. We believe this focus on physicians, combined with providing safe, high quality healthcare in a friendly and convenient environment for patients, will continue to increase case volumes at our facilities. In addition, we generally offer physicians the opportunity to purchase equity interests in the facilities they use as an extension of their practices and to actively participate in the management of their facilities, through service on the facilities’ governing boards, medical executive committees and partnership advisory boards. We believe the opportunity for physicians to own and actively participate in the management of our facilities attracts quality physicians and increases physicians’ commitment to facility operations, enhances quality of patient care, increases productivity, reduces costs and promotes enduring partnerships.

Expand our presence in existing markets

One of the key elements of our business strategy is to grow selectively in markets in which we already operate facilities. We believe that selective acquisitions and development of new facilities in existing markets allow us to leverage our existing knowledge of these markets and to improve operating efficiencies. In particular, our experience has been that newly developed facilities in markets where we already have a presence and a health system partner is one of the best uses of our capital. In addition, in certain markets, we believe that we can leverage the infrastructure in place to assist our strategic partners with the development of integrated networks needed to meet the needs of the evolving healthcare landscape.

Pursue strategic relationships with health system partners.

Through strategic relationships with us, health systems can benefit from our operating expertise, create a new cash flow opportunity with limited capital expenditures and develop the ambulatory components of a network needed for patient retention and care management across the continuum. We believe that these relationships also allow health systems to attract and retain physicians and secure alignment needed for new delivery system objectives, create new access points to support their missions or ministries, and improve their hospital operations by focusing on their core business. We also believe that strategic relationships with these healthcare systems help us to more quickly develop relationships with physicians, communities, payors, employers and other financing organizations. Generally, the healthcare systems with which we develop relationships have strong local market positions and excellent reputations that we use in branding our facilities. In addition, our relationships with health system partners enhance our acquisition and development efforts by (1) providing opportunities to acquire facilities the systems may own, (2) providing access to physicians already affiliated with the systems, (3) attracting additional physicians to affiliate with newly developed facilities, and (4) encouraging physicians who own facilities to consider a strategic relationship with us.

Expand selectively in new markets

We may continue to enter targeted markets by acquiring and developing surgical facilities. We expect we will often undertake these activities in conjunction with a local health system partner. We typically target the acquisition or development of multi-specialty centers that perform high volume, non-emergency, lower risk procedures requiring lower capital and operating costs than hospitals. In addition, we will also consider the acquisition of multi-facility companies.

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

Enhance operating efficiencies and the healthcare experience of patients

Once we acquire a new facility, we integrate it into our existing network by implementing a specific action plan to support the local management team, design growth strategies and incorporate the new facility into our group purchasing contracts. We also implement our systems and protocols to improve operating efficiencies and contain costs by optimizing materials management and billing and collection practices. Our most important operational tool is our management system “Every Day Giving Excellence,” which we refer to as USPI’s EDGE. This proprietary process management and measurement system allows us to track our clinical, service and financial performance, best practices and key indicators in each of our facilities. Our goal is to use USPI’s EDGE to ensure that we provide each of the patients using our facilities with high quality healthcare, offer physicians a superior work environment and eliminate inefficiencies. Using USPI’s EDGE, we track and monitor our performance in areas such as (1) providing surgeons the equipment, supplies and surgical support they need, (2) starting cases on time, (3) minimizing turnover time between cases, and (4) providing efficient case and personnel schedules. USPI’s EDGE compiles and organizes the specified information on a daily basis and is easily accessed over the Internet by our facilities on a secure basis. The information provided by USPI’s EDGE enables our medical staffs, employees, facility administrators and management to analyze trends over time and share processes and best practices among our facilities. USPI’s EDGE is now deployed in substantially all of our facilities. In addition to continuing to invest in USPI’s EDGE, we have also invested in decision support, market analysis and training tools that will allow us to better manage our facilities. We have installed an EHR system at all of our hospitals, and we are leveraging this experience to assess the need and timing of developing an electronic health record solution for our surgery centers.

Operations

We are an experienced and trusted partner in some of the nation’s most successful surgical networks. We provide strategic solutions for physicians, physician networks, leading health systems and those paying for the cost of healthcare services, such as employers, insurance companies and government programs.

Our operations consist primarily of our ownership and management of surgery centers. As of December 31, 2014, we had ownership interests in 203 surgery centers and 16 surgical hospitals. We also have numerous other potential projects in various stages of consideration, which may result in our adding additional facilities during 2015. Approximately 11,000 physicians have privileges to use our facilities. Our surgery centers are licensed outpatient surgery centers, and our surgical hospitals are licensed as hospitals. Each of our facilities is generally equipped and staffed for multiple surgical specialties and located in freestanding buildings or medical office buildings. Our average surgery center has approximately 12,000 square feet of space with three operating rooms, as well as ancillary areas for preparation, recovery, reception and administration. Our surgery center facilities range from a 2,000 square foot, one operating room facility to a 33,000 square foot, nine operating room facility. Our surgery centers are normally open weekdays from 7:00 a.m. to approximately 5:00 p.m. or until the last patient is discharged. We estimate that a surgery center with three operating rooms can accommodate up to 4,500 procedures per year. Our surgical hospitals have from six to 68 beds and average approximately 65,000 square feet of space with eight operating rooms, ranging in size from 30,000 to 177,000 square feet and having from five to seventeen operating rooms.

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

Generally, our surgical facilities are limited partnerships, limited liability partnerships or limited liability companies in which ownership interests are also held by local physicians who are on the medical staff of the facilities. Our ownership interests in the facilities range from 5% to 95%, with our average ownership being approximately 34%. Our partnership and limited liability company agreements typically provide for the monthly or quarterly pro rata distribution of cash equal to net profits from operations, less amounts held in reserve for expenses and working capital. Our facilities derive their operating cash flow by collecting a fee from patients, insurance companies, or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. Our billing systems estimate revenue and generate contractual adjustments based on a fee schedule for approximately 90% of the total cases performed at our facilities. For the remaining cases, the contractual allowance is estimated based on the historical collection percentages of each facility by payor group. The historical collection percentage is updated quarterly for each facility. We estimate each patient’s financial obligation prior to the date of service. We request payment of that obligation at the time of service. Any amounts not collected at the time of service are subject to our normal collection and reserve policy. We also have a management agreement with each of the facilities under which we provide day-to-day management services for a management fee that is typically a percentage of the net revenues of the facility.

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

Strategic Relationships

A key element of our business strategy is to pursue strategic relationships with health system partners in selected markets. Of our 219 facilities, 154 are jointly-owned with health system partners. Our strategy involves developing these relationships in three primary ways. One way is by adding new facilities in existing markets with our existing health system partners. An example of this is our relationship with Baylor Scott & White Health, which is the new nonprofit healthcare system created from the affiliation agreement entered into by Baylor Health Care System and Scott & White Healthcare effective October 1, 2013. Our joint ventures with Baylor Scott & White Health own a network of 33 surgical facilities that serve the approximately six and one-half million people in the Dallas / Fort Worth area. Another example of a growing single-market relationship is our network of facilities in Houston, Texas with Memorial Hermann Healthcare System, with whom we opened our first facility in 2003 and with whom we now operate 21 facilities.

A second way we develop these relationships is through expansion into new markets, both with existing health system partners and with new partners. In 2014, we entered into a new health system partner relationship with Mercy Health in St. Louis, Missouri and Trinity Health in South Dakota. In 2013, we entered into a new health system partner relationship with Orlando Health in Orlando, Florida and St. Mary’s Good Samaritan in Illinois. During 2012, we entered into new health system partner relationships in Midland, Texas; Hackensack, New Jersey and also gained two new health system partners in Pennsylvania. A good long-term example of this strategy is our relationship with Ascension Health, with whom we initially owned a single facility in Nashville, Tennessee and now have a total of 22 facilities in four states. Similarly, with Dignity Health we began with one facility, which was in a suburb of Las Vegas, Nevada. This relationship has expanded to a total of 19 facilities, including eight in various California markets, nine in the Phoenix, Arizona market and two in the Las Vegas area.

A third way we develop our strategic relationships with health system partners is by adding them as co-owners of facilities that we have previously operated without them as partners. During 2013, we completed two transactions of this nature by expanding our joint ventures with Memorial Hermann and Baylor Scott & White Health. We completed a transaction of this nature in 2012 with a new health system partner in St. Louis, Missouri. We expect to add a health system partner in the future to some of the remaining 65 facilities that do not yet have such a partner.

Case Mix

The following table sets forth the percentage of internally reported revenues from our facilities for the year ended December 31, 2014 from each of the following specialties:

Specialty
Orthopedic	43%
Pain management	11
Gynecology	2
General surgery	5
Ear, nose and throat	6
Gastrointestinal	14
Cosmetic surgery	2
Ophthalmology	8
Other	9

Total	100%

Payor Mix

The following table sets forth the percentage of the internally reported revenues from our facilities for the year ended December 31, 2014 from each of the following payors:

Payor
Private insurance	76%
Self-pay	2
Government	20 (1)
Other	2

Total	100%

(1)	The percentage of our revenue attributable to government payors is approximately 18% for Medicare and 2% for Medicaid.

The following table sets forth information relating to the health system partners with which we were affiliated as of December 31, 2014:

Healthcare System	Healthcare System’s Geographical Focus	Number of Facilities Operated with USPI
Single Market Systems:
Baylor Scott & White Health	Texas	33
Centura Health	Colorado	4
Cookeville Regional Medical Center	Middle Tennessee	1
Covenant Health	Eastern Tennessee	2
Einstein Healthcare Network	Philadelphia, Pennsylvania	1
Hackensack University Medical Center	Hackensack, New Jersey	2
INTEGRIS Health	Oklahoma	1
Kennedy Health System	New Jersey	1
Legacy Health System	Portland, Oregon	2
Liberty Health	Jersey City, New Jersey	1
McLaren Health Care Corporation	Michigan	4
Memorial Hermann Healthcare System	Houston, Texas	21
Meridian Health System	New Jersey	6
Midland Memorial Hospital	Midland, Texas	1
Monongahela Valley Hospital	Pittsburgh, Pennsylvania	1
Mountain States Health Alliance	Northeast Tennessee	1
North Kansas City Hospital	Kansas City, Missouri	3
NorthShore University Health System	Chicago, Illinois	3
Orlando Health	Orlando, Florida	1
Our Lady of the Lake Regional Medical Center	Covington (New Orleans), Louisiana	1
Penn State Hershey Health System	Hershey, Pennsylvania	1
Scripps Health	San Diego, California	1
St. John Health System	Oklahoma	1
St. John’s Mercy Healthcare	Missouri	1
St. Luke’s Episcopal – Presbyterian Hospitals	St. Louis, Missouri	1
St. Mary’s Good Samaritan	Illinois	1
The Christ Hospital	Cincinnati, Ohio	1
Multi-Market Systems:
Adventist Health System:	12 states(a)	1
Adventist Hinsdale Hospital	Hinsdale, Illinois
Ascension Health:	21 states and D.C.(b)	22
Carondelet Health System (2 facilities)	Blue Springs, Missouri
St. Thomas Health Services System (15 facilities)	Middle Tennessee
St. Vincent Health (1 facility)	Indiana
Seton Healthcare Network (4 facilities)	Austin, Texas
Bon Secours Health System:	Six states(c)	4
Bon Secours Health Center at Virginia Beach	Virginia Beach, Virginia
Mary Immaculate Hospital	Newport News, Virginia
Maryview Medical Center	Suffolk, Virginia
St. Mary’s Hospital	Richmond, Virginia
Catholic Health Partners:	Two states(d)
Humility of Mary Health	Canfield, Ohio	1

Healthcare System	Healthcare System’s Geographical Focus	Number of Facilities Operated with USPI
CHRISTUS Health:	Six states(e)	5
CHRISTUS Health Central Louisiana (1 facility)	Alexandria, Louisiana
CHRISTUS Spohn Health System (2 facilities)	Corpus Christi, Texas
CHRISTUS Santa Rosa Health System (2 facilities)	San Antonio, Texas
Dignity Health:	California, Arizona and Nevada	19
Mercy Hospital of Folsom (1 facility)	Sacramento, California
Mercy Medical Center (2 facilities)	Redding, California
Mercy San Juan Medical Center (1 facility)	Roseville, California
Sierra Nevada Memorial Hospital (1 facility)	Grass Valley, California
St. Joseph’s Hospital and Medical Center (7 facilities) and Arizona Orthopedic Surgical Hospital (2 facilities)	Phoenix, Arizona
St. Joseph’s Medical Center (2 facilities)	Stockton, California
St. Rose Dominican Hospital (2 facilities)	Las Vegas, Nevada
Mercy Health	Four states(f)	1
Mercy Hospital – Jefferson	St. Louis, Missouri
Providence Health System:	Five states(g)	2
Providence Holy Cross Health Center	Santa Clarita, California
Providence Holy Cross Medical Center	Mission Hills, California
SSM Healthcare:	Four states(h)
SSM St. Clare Health System	St. Louis, Missouri	1
Trinity Health:	19 states(i)
Mercy Medical Center	Sioux City, Iowa	1

Totals		154

(a)	Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Missouri, North Carolina, Tennessee, Texas, West Virginia, and Wisconsin.

(b)

Alabama, Arkansas, Arizona, Connecticut, District of Columbia, Georgia, Florida, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Michigan, Missouri, New York, Pennsylvania, Tennessee, Texas, Washington, and Wisconsin.

(c)	Florida, Kentucky, Maryland, New York, South Carolina, and Virginia

(d)	Kentucky and Ohio

(e)	Arkansas, Georgia, Louisiana, Missouri, New Mexico, and Texas.

(f)	Arkansas, Kansas, Missouri and Oklahoma

(g)	Alaska, California, Montana, Oregon, and Washington.

(h)	Illinois, Missouri, Oklahoma and Wisconsin.

(i)	Alabama, California, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Maryland, Massachusetts, Michigan, Nebraska, New Jersey, New York, Oregon, Ohio, and Pennsylvania.

Facilities

The following table sets forth information relating to the facilities that we operated as of December 31, 2014:

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
	United States
	Atlanta
	East West Surgery Center, Austell, Georgia	9/1/00	(1)	3	80%
	Lawrenceville Surgery Center, Lawrenceville, Georgia	8/1/01		2	15
	Northwest Georgia Surgery Center, Marietta, Georgia	11/1/00	(1)	3	15
	Orthopaedic South Surgical Center, Morrow, Georgia	11/28/03		2	15
	Resurgens Surgical Center, Atlanta, Georgia	10/1/98	(1)	4	48
	Roswell Surgery Center, Roswell, Georgia	10/1/00	(1)	3	15
	Surgery Center of Atlanta, Atlanta, Georgia	2/1/14		2	51
	Austin
*	Cedar Park Surgery Center, Cedar Park, Texas	11/22/05		2	27
*	Medical Park Tower Surgery Center, Austin, Texas	8/27/10		5	31
*	Northwest Surgery Center, Austin, Texas	5/30/07		6	27
	Texan Surgery Center, Austin, Texas	6/1/03		3	55
*	Williamson Surgery Center, Round Rock, Texas	5/12/11		4	26
	Chicago
*	Hinsdale Surgical Center, Hinsdale, Illinois	5/1/06		4	21
*	Same Day Surgery 25 East, Chicago, Illinois	10/15/04		4	45
*	Same Day Surgery North Shore, Evanston, Illinois	10/15/04		2	27
*	Same Day Surgery River North, Chicago, Illinois	10/15/04		4	33
	Corpus Christi
*	Corpus Christi Outpatient Surgery Center, Corpus Christi, Texas	5/1/02		5	27
*	Shoreline Surgery Center, Corpus Christi, Texas	7/1/06		4	32
	Dallas/Fort Worth
*	Baylor Medical Center at Frisco, Frisco, Texas(2)	9/30/02		11	25
*	Baylor Medical Center at Trophy Club, Trophy Club, Texas(2)	5/3/04		6	33
*	Baylor Medical Center at Uptown, Dallas, Texas(2)	4/1/03		5	18
*	Baylor Orthopedic and Spine Hospital at Arlington, Arlington, Texas(2)	2/22/10		6	25
*	Baylor Surgicare at Arlington, Arlington, Texas	2/1/99		6	26
*	Baylor Surgicare at Bedford, Bedford, Texas	12/18/98		5	41
*	Baylor Surgicare at Carrollton, Carrollton, Texas	7/1/10		2	26
*	Baylor Surgicare, Dallas, Texas	6/1/99		6	32
*	Baylor Surgicare at Denton, Denton, Texas	2/1/99		4	25
*	Baylor Surgicare at Ennis, Ennis, Texas	11/1/10	(5)	3	26
*	Baylor Surgicare at Fort Worth I and II, Fort Worth, Texas	7/13/04		4	25
*	Baylor Surgicare at Garland, Garland, Texas	2/1/99		2	30
*	Baylor Surgicare at Granbury, Granbury, Texas	2/1/09		4	25
*	Baylor Surgicare at Grapevine, Grapevine, Texas	2/16/02		4	29
*	Baylor Surgicare at Heath, Rockwall, Texas	11/1/04		3	40
*	Baylor Surgicare at Lewisville, Lewisville, Texas	9/16/02		6	51
*	Baylor Surgicare at Mansfield, Mansfield, Texas	5/1/10		5	25
*	Baylor Surgicare at North Garland, Garland, Texas	5/1/05		6	26
*	Baylor Surgicare at Oakmont, Fort Worth, Texas	10/15/02		4	25
*	Baylor Surgicare at Plano, Plano, Texas	10/1/07		1	26
*	Baylor Surgicare at Plano Parkway, Plano, Texas	3/1/11		1	26

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
*	Baylor Surgical Hospital at Fort Worth, Fort Worth, Texas(2)	12/18/98		8	33
*	Baylor Surgical Hospital at Las Colinas, Irving, Texas(2)	10/20/03		5	9
*	Lone Star Endoscopy, Keller, Texas	11/1/10		1	26
*	North Central Surgical Center, Dallas, Texas(2)	12/12/05		10	18
*	North Texas Surgery Center, Dallas, Texas	12/18/98		4	29
*	Park Cities Surgery Center, Dallas, Texas	6/9/03		4	25
*	Rockwall Surgery Center, Rockwall, Texas	09/1/06		3	38
*	Surgery Center of Richardson, Richardson, Texas	11/8/12	(7)	5	32
*	Texas Endoscopy – East, Plano, Texas	6/1/14—26
*	Texas Endoscopy – West, Plano, Texas	6/1/14		—	26
*	Tuscan Surgery Center at Las Colinas, Irving, Texas	12/1/10		1	27
*	Valley View Surgery Center, Dallas, Texas	12/18/98		4	32
	Denver
*	Crown Point Surgical Center, Parker, Colorado	10/1/08		4	41
*	Flatirons Surgery Center, Boulder, Colorado	12/1/10		3	27
	Greenwood Ambulatory Surgery Center, Greenwood Village, Colorado	9/1/11	(6)	—	63
*	Harvard Park Surgery Center, Denver Colorado	1/1/09		3	25
	Northwest Regional Ambulatory Surgery Center, Westminster, Colorado	9/1/11	(6)	1	43
*	Summit View Surgery Center, Littleton, Colorado	1/1/09		3	33
	Houston
*	Doctors Outpatient Surgicenter, Pasadena, Texas	9/1/99		5	47
*	Kingsland Surgery Center, Katy, Texas	12/31/08		4	35
*	Memorial Hermann Specialty Hospital Kingwood, Kingwood, Texas(2)	9/1/07		6	25
*	Memorial Hermann Surgery Center — Katy, Katy, Texas	1/19/07		4	10
*	Memorial Hermann Surgery Center — Memorial Village, Houston, Texas	12/1/2010		4	9
*	Memorial Hermann Surgery Center — Northwest, Houston, Texas	9/1/04		5	10
*	Memorial Hermann Surgery Center — Richmond, Richmond, Texas	12/31/09		2	26
*	Memorial Hermann Surgery Center — Southwest, Houston, Texas	9/21/06		6	10
*	Memorial Hermann Surgery Center — Sugar Land, Sugar Land, Texas	9/21/06		4	10
*	Memorial Hermann Surgery Center — Texas Medical Center, Houston, Texas	1/17/07		5	18
*	Memorial Hermann Surgery Center — The Woodlands, The Woodlands, Texas	8/9/05		4	10
*	Memorial Hermann Surgery Center — West Houston , Houston, Texas	4/19/06	(4)	5	50
*	Memorial Hermann Surgery Center — Woodlands Parkway, Houston Texas	12/31/10		4	26
*	North Houston Endoscopy and Surgery, Houston, Texas	10/1/08		2	25
*	Memorial Hermann Bay Area Endoscopy, Houston, Texas	12/31/13		1	26
*	Memorial Hermann Endoscopy Center North Freeway, Houston, Texas	10/1/10		1	28
	Physicians Surgery Center of Houston, Houston, Texas	11/8/12	(7)	5	95
*	Sugar Land Surgical Hospital, Sugar Land, Texas(2)	12/28/02		4	25
*	Texas International Endoscopy Center, Houston, Texas	5/1/13		1	26
*	TOPS Surgical Specialty Hospital, Houston, Texas(2)	7/1/99		7	45

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
*	United Surgery Center – Southeast, Houston, Texas	9/1/99		3	30
	Kansas City
*	Briarcliff Surgery Center, Kansas City, Missouri	6/1/05		2	24
*	Creekwood Surgery Center, Kansas City, Missouri	7/29/98		4	33
*	Liberty Surgery Center, Liberty, Missouri	6/1/05		2	29
*	Saint Mary’s Surgical Center, Blue Springs, Missouri	5/1/05		4	29
*	Midwest Physicians Surgery Center, Lee’s Summit Missouri	11/1/10	(5)	—	26
	Knoxville
*	Parkwest Surgery Center, Knoxville, Tennessee	7/26/01		5	23
*	Physician’s Surgery Center of Knoxville, Knoxville, Tennessee	1/1/08		5	27
	Las Vegas
*	Durango Outpatient Surgery Center, Las Vegas, Nevada	12/9/08		4	45
*	Parkway Surgery Center, Henderson, Nevada	8/3/98		5	26
	Los Angeles
	Coast Surgery Center of South Bay, Torrance, California	12/18/01		3	23
	Pacific Endo-Surgical Center, Torrance, California	8/1/03		1	55
*	San Fernando Valley Surgery Center, Mission Hills, California	11/1/04		4	27
	San Gabriel Valley Surgical Center, West Covina, California	11/16/01		3	47
*	Santa Clarita Ambulatory Surgery Center, Santa Clarita, California	3/7/06		3	33
	The Center for Ambulatory Surgical Treatment, Los Angeles, California	11/14/02		4	20
	Michigan
*	Clarkston Surgery Center, Clarkston, Michigan	6/1/09		4	37
*	Genesis Surgery Center, Lansing, Michigan	11/1/06		4	33
*	Lansing Surgery Center, Lansing, Michigan	11/1/06		4	33
	Matrix Surgery Center, Saginaw, Michigan	9/1/11	(6)	3	44
*	Utica Surgery and Endoscopy Center, Utica, Michigan	4/1/07		3	34
	Nashville
*	Baptist Ambulatory Surgery Center, Nashville, Tennessee	3/1/98	(1)	6	28
*	Baptist Plaza Surgicare, Nashville, Tennessee	12/3/03		9	30
*	Center for Spinal Surgery, Nashville, Tennessee(2)	12/31/08		6	20
*	Clarksville Surgery Center, Clarksville, Tennessee	10/1/12		3	26
*	Eye Surgery Center of Nashville, Nashville, Tennessee	11/1/10	(5)	1	26
*	Franklin Endoscopy Center, Franklin, Tennessee	11/1/10	(5)	—	25
*	Lebanon Endoscopy Center, Lebanon, Tennessee	11/1/10	(5)	—	50
*	Middle Tennessee Ambulatory Surgery Center, Murfreesboro, Tennessee	7/29/98		4	40
*	Mid-State Endoscopy Center, Murfreesboro, Tennessee	4/6/11		2	15
*	Northridge Surgery Center, Nashville, Tennessee	4/19/06	(4)	5	32
*	Patient Partners Surgery Center, Gallatin, Tennessee	11/1/10	(5)	2	31
*	Physicians Pavilion Surgery Center, Smyrna, Tennessee	7/29/98		4	49
*	Saint Thomas Surgicare, Nashville, Tennessee	7/15/02		5	34
*	Tennessee Sports Medicine Surgery Center, Mt. Juliet, Tennessee	11/1/10	(5)	4	18
	New Jersey
*	Central Jersey Surgery Center, Eatontown, New Jersey	11/1/04		3	30
*	Endoscopy Center of Bergen County, Paramus, New Jersey	9/1/12		4	26
*	Hackensack Endoscopy Center, Hackensack, New Jersey	9/1/12		2	27

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
*	Lakewood Surgery Center, Lakewood, New Jersey	9/1/11	(6)	2	35
	Millennium Surgical Center, Cherry Hill, New Jersey	9/1/11	(6)	4	55
*	Liberty Ambulatory Surgery Center, Jersey City, New Jersey	6/9/11		3	28
	Metropolitan Surgery Center, Hackensack, New Jersey	11/1/11		2	51
*	Northern Monmouth Regional Surgery Center, Manalapan, New Jersey	7/10/06		4	13
*	Select Surgical Center at Kennedy, Sewell, New Jersey	10/29/09		3	25
*	Shore Outpatient Surgicenter, Lakewood, New Jersey	11/1/04		3	38
*	Shrewsbury Surgery Center, Shrewsbury, New Jersey	4/1/99		4	14
	Somerset Ambulatory Surgical Center, Somerville, New Jersey	4/1/14		2	55
	Suburban Endoscopy Services, Verona, New Jersey	4/19/06	(4)	2	51
	Surgical Center of Northwest Jersey, Denville, New Jersey	7/1/14		2	56
	Surgical Specialists at Princeton, Princeton, New Jersey	9/1/11	(6)	3	16
*	Toms River Surgery Center, Toms River, New Jersey	3/15/02		4	15
	Phoenix
*	Arizona Orthopedic Surgical Hospital, Chandler, Arizona(2)	5/19/04		6	39
*	Chandler Endoscopy Center, Chandler, Arizona	3/1/12		1	26
*	Desert Ridge Outpatient Surgery Center, Phoenix, Arizona	3/30/07		4	25
*	Metro Surgery Center, Phoenix, Arizona	4/19/06	(4)	4	27
*	OASIS Hospital, Phoenix, Arizona(2)	6/27/11		8	50
	Physicians Surgery Center of Tempe, Tempe, Arizona	4/19/06	(4)	2	10
*	St. Joseph’s Outpatient Surgery Center, Phoenix, Arizona	9/2/03		8	26
*	Surgery Center of Peoria, Peoria, Arizona	4/19/06	(4)	3	28
*	Surgery Center of Scottsdale, Scottsdale, Arizona	4/19/06	(4)	4	25
	Surgery Center of Gilbert, Gilbert, Arizona	4/19/06	(4)	3	22
	Tempe New Day Surgery Center	11/8/12	(7)	2	95
*	Warner Outpatient Surgery Center, Chandler, Arizona	7/1/99		4	29
	Pennsylvania
*	Einstein Montgomery Surgery Center, East Norriton, Pennsylvania	12/21/12		4	15
*	Hershey Outpatient Surgery Center, Hershey, Pennsylvania	9/1/11	(6)	7	28
	Gamma Surgery Center, Pittsburgh, Pennsylvania	9/1/11	(6)	2	51
	Reading Surgery Center, Wyomissing, Pennsylvania	7/1/04		3	25
*	Southwestern Ambulatory Surgery Center, Pittsburgh, Pennsylvania	9/1/11	(6)	4	24
	Portland
	Cascade Spine Center, Tualatin, Oregon	9/1/11	(6)	—	20
*	East Portland Surgical Center, Portland, Oregon	12/31/09		4	33
*	Northwest Surgery Center, Portland, Oregon	12/1/08		3	26
	Redding
*	Court Street Surgery Center, Redding, California	4/19/06	(4)	2	32
*	Mercy Surgery Center, Redding, California	3/1/08		4	32
	Sacramento
*	Folsom Outpatient Surgery Center, Folsom, California	6/1/05		2	30
*	Grass Valley Surgery Center, Grass Valley, California	7/1/10		2	23
	Pain Diagnostic and Treatment Center, Sacramento, California	9/1/11	(6)	1	64
*	Roseville Surgery Center, Roseville, California	7/1/06		2	28
	San Antonio
*	Alamo Heights Surgery Center, San Antonio, Texas	12/1/04		4	15

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
*	Alamo Heights Surgical Hospital San Antonio, Texas(2)	10/1/14		17	15
	San Antonio Endoscopy Center, San Antonio, Texas	5/1/05		1	53
	Turning Point Specialty Surgery Center, San Antonio, Texas	11/8/12	(7)	2	85
	San Diego
*	Scripps Encinitas Surgery Center, Encinitas, California	2/6/08		3	20
	Encinitas Surgery Center, Encinitas, California	12/30/11		—	51
	St. Louis
	Advanced Surgical Care, Creve Coeur, Missouri	1/1/06		2	37
	Chesterfield Surgery Center, Chesterfield, Missouri	1/1/06		2	59
	Frontenac Surgery and Spine Care Center, Frontenac, Missouri	5/1/07		2	40
*	Gateway Endoscopy Center, St. Louis, Missouri	5/1/10		—	35
	Manchester Surgery Center, St. Louis, Missouri	2/1/07		3	63
	Mason Ridge Surgery Center, St. Louis, Missouri	2/1/07		2	53
	Mid Rivers Surgery Center, Saint Peters, Missouri	1/1/06		2	49
	Old Tesson Surgery Center, St. Louis, Missouri	8/1/08		3	60
	Olive Surgery Center, St. Louis, Missouri	1/1/06		2	53
	Riverside Ambulatory Surgery Center, Florissant, Missouri	8/1/06		2	57
	South County Outpatient Endoscopy Services, St. Louis, Missouri	10/1/08		2	35
*	SSM St. Clare Surgical Center, Fenton, Missouri	10/23/09		3	20
*	St. Louis Surgical Center, Creve Coeur, Missouri	4/1/10		7	38
	Sunset Hills Surgery Center, St. Louis, Missouri	1/1/06		2	61
*	Twin Cities Ambulatory Surgery Center, St. Louis, Missouri	9/1/08		2	50
	Webster Surgery Center, Webster Groves, Missouri	3/1/07		2	41
	Virginia
*	Bon Secours Surgery Center at Harbour View, Suffolk, Virginia	11/12/07		6	21
*	Bon Secours Surgery Center at Virginia Beach, Virginia Beach, Virginia	5/30/07		2	24
*	Mary Immaculate Ambulatory Surgical Center, Newport News, Virginia	7/19/04		3	16
*	St. Mary’s Ambulatory Surgery Center, Richmond, Virginia	11/29/06		4	14
	Surgi-Center of Central Virginia, Fredericksburg, Virginia	11/29/01		4	60
	Additional Markets
*	Ambulatory Surgery Center of Stockton, Stockton, California	12/28/12		3	26
*	Beaumont Surgical Affiliates, Beaumont, Texas	4/19/06	(4)	6	32
	Chattanooga Pain Center, Chattanooga, Tennessee	9/1/11	(6)	3	43
	Chico Surgery Center, Chico, California	4/19/06	(4)	3	63
*	CHRISTUS Cabrini Surgery Center, Alexandria, Louisiana	6/22/07		4	22
	Day-Op Center of Long Island, Mineola, New York(3)	12/4/98		4	100
	Destin Surgery Center, Destin, Florida	9/25/02		2	55
	Effingham Ambulatory Surgery Center, Effingham, Illinois	12/31/12		5	54
	El Mirador Surgery Center, Palm Springs, California	11/1/10		6	28
*	Good Samaritan Surgery Center, Mt. Vernon, Illinois	2/7/13		3	31
*	Hacienda Surgery Center, Pleasanton, California	10/1/14		3	26
	Indiana Specialty Surgery Center, Bloomington, Indiana	3/1/14		2	57

Facility		Date of Acquisition or Affiliation		Number of Operating Rooms	Percentage Owned by USPI
	MedPlex Outpatient Surgery Center, Birmingham, Alabama	11/1/10	(5)	4	21
*	Mountain Empire Surgery Center, Johnson City, Tennessee	2/20/00	(1)	4	16
	New Horizons Surgery Center, Marion, Ohio	4/19/06	(4)	2	12
	New Mexico Orthopaedic Surgery Center, Albuquerque, New Mexico	2/29/00	(1)	6	51
	North Haven Surgery Center, North Haven, Connecticut	9/1/11	(6)	1	23
*	Oklahoma Center for Orthopedic MultiSpecialty Surgery, Oklahoma City, Oklahoma(2)	8/2/04		4	23
*	Our Lady of the Lake Pontchartrain Surgery Center, Covington, Louisiana	12/31/12		2	27
	Physicians Surgery Center of Chattanooga, Chattanooga, Tennessee	11/1/10	(5)	4	56
	Redmond Surgery Center, Redmond, Oregon	4/19/06	(4)	2	72
*	Siouxland Surgical Hospital, Dakota Dunes, South Dakota(2)	7/1/14		14	25
*	St. Joseph’s Surgery Center, Stockton, California	2/1/09		6	5
*	Surgery Center of Canfield, Canfield, Ohio	4/19/06	(4)	3	26
	Surgery Center of Columbia, Columbia, Missouri	8/1/06		2	57
	Surgery Center of Fort Lauderdale, Fort Lauderdale, Florida	11/1/04		4	47
	SurgiCenter of Baltimore, Owings Mills, Maryland	11/1/10	(5)	5	49
*	Terre Haute Surgical Center, Terre Haute, Indiana	12/19/07		2	20
	Teton Outpatient Services, Jackson, Wyoming	8/1/98	(1)	2	51
*	Texas Surgical Center, Midland, Texas	2/1/12		2	31
*	The Christ Hospital Spine Surgery Center, Cincinnati, Ohio	12/31/09		3	26
	Titusville Center for Surgical Excellence, Titusville, Florida	9/1/11	(6)	2	31
	Tri-City Orthopaedic Center, Richland, Washington(3)	4/19/06	(4)	2	17
*	Tullahoma Surgery Center, Tullahoma, Tennessee	12/31/10		2	26
*	Tulsa Surgery Center, Tulsa, Oklahoma	10/1/09		4	25
*	Upper Cumberland Physician Surgery Center, Cookeville, Tennessee	11/1/10	(5)	2	11
*	University Surgical Center, Winter Park, Florida	10/15/98		3	46
	Victoria Ambulatory Surgery Center, Victoria, Texas	4/19/06	(4)	2	59

*	Facilities jointly owned with health system partners.

(1)	Indicates date of acquisition by OrthoLink Physician Corporation. We acquired OrthoLink in February 2001.

(2)	Surgical hospitals, all of which are licensed and equipped for overnight stays.

(3)	Operated through a consulting and administrative agreement.

(4)	Indicates the date of our acquisition of Surgis.

(5)	Indicates the date of our acquisition of HealthMark.

(6)	Indicates the date of our acquisition of Titan.

(7)	Indicates the date of our acquisition of AIGB Holdings, Inc. (True Results).

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

We also lease approximately 55,000 square feet of total additional space in Brentwood, Tennessee; Chicago, Illinois; Houston, Texas; St. Louis, Missouri; Tinton Falls, New Jersey; Denver, Colorado; and Pasadena, California for regional offices. These leases expire between December 2016 and December 2021.

Acquisitions and Development

We have projects under development which are in various stages of negotiation with both current and prospective joint venture partners, and will result in our operating additional facilities in 2015. While our history suggests that many of these projects will culminate with the opening or acquisition of a profitable surgical facility, we can provide no assurance that any of these projects will reach that stage or will be successful thereafter.

Marketing

Our sales and marketing efforts are directed primarily at physicians, who perform or are likely to perform surgical procedures in our facilities. We market our facilities to physicians by emphasizing (1) the high level of patient and physician satisfaction with our facilities, which is based on surveys we take concerning our facilities, (2) the quality and responsiveness of our services, (3) the practice efficiencies provided by our facilities, and (4) the benefits of our affiliation with our health system partners, if applicable. We also directly negotiate, together in some instances with our health system partners, agreements with third-party payors, which generally focus on the pricing, number of facilities in the market and affiliation with physician groups in a particular market. Maintaining access to physicians and patients through third-party payor contracting is essential for the economic viability of most of our facilities.

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

We compete with other providers in each of our markets for patients, physicians and for contracts with insurers or managed care payors. Competition for managed care contracts with other providers is focused on the pricing, number of facilities in the market and affiliation with key physician groups in a particular market. We believe that our relationships with our health system partners enhance our ability to compete for managed care contracts. We also encounter competition with other companies for acquisition and development of facilities and in the United States for strategic relationships with local health systems and physicians.

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

Employees

As of December 31, 2014, we employed approximately 10,600 people, 7,300 of whom are full-time employees and 3,300 of whom are part-time employees. The physicians that affiliate with us and use our facilities are not our employees, except in a limited number of circumstances. However, we generally offer the physicians the opportunity to purchase equity interests in the facilities they use.

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

As a result of the Acts, we expect enhanced scrutiny of healthcare providers’ compliance with state and federal regulations, infection control standards and other quality control measures. Effective January 15, 2009, CMS promulgated three national coverage determinations that prevent Medicare from paying for certain serious, preventable medical errors performed in any healthcare facility, such as surgery performed on the wrong patient. Several commercial payors also do not reimburse providers for certain preventable adverse events. The Acts also contain a number of provisions that are intended to improve the quality of care that is provided to Medicare and Medicaid beneficiaries. For example, beginning July 1, 2011, the Acts prohibited Medicaid programs from using federal funds to reimburse providers for the costs of care needed to treat hospital acquired conditions (“HACs”). Beginning in federal fiscal year (“FY”) 2015, the Acts mandate a 1% reduction in Medicare payments for hospitals that were in the highest quartile of national risk-adjusted HAC rates for the previous federal fiscal year (the “HAC Reduction Program”). In December 2014, CMS announced that 724 hospitals would be subject to the HAC Reduction Program for FY 2015. In addition, the Acts required CMS to examine whether the existing case-based HAC payment policy (as distinguished from the new rate-based HAC Reduction Program) should be expanded to cover ASCs and other facilities. In a December 2012 report to Congress, CMS concluded that extending the case-based HAC policy to ASCs was not feasible given the differing payment systems involved. Instead, CMS recommended exploration of other payment policies designed to reduce HACs at ASCs and other facilities. We could be subject to greater reduction in Medicare or Medicaid reimbursement in the future if such policies are ultimately adopted and applied to ASCs.

In addition, federal law authorizes CMS to require ambulatory surgery centers to submit data on certain quality measures or incur a penalty: namely, a two percentage point reduction to any annual increase in the ASC payment rate for that calendar year (“CY”). CMS first exercised this authority in November 2011, requiring

ASCs to report data initially on five specified quality measures beginning October 1, 2012, with penalties to be enforced beginning with the CY 2014 payment year. Under the most recent ASC payment and quality reporting rules promulgated by CMS in November 2014, the number of quality measures that must be reported has grown to 12. In addition, effective October 1, 2012, Medicare began offering incentive payments to hospitals for delivering high-quality care through a value-based purchasing program. The incentives will be funded through a one percent deduction in the base operating diagnosis-related group payments for hospitals’ discharges. The reductions will increase over subsequent years. Hospitals must meet or exceed a baseline score on a set of predetermined clinical and patient experience measures. With regard to ambulatory surgery centers, the Department of Health and Human Services submitted a report to Congress in April 2011 outlining the Department’s plan to implement a value-based purchasing program. While the report describes efforts to improve quality and payment efficiency in ambulatory surgery centers and examines the steps required to design and implement an ambulatory surgery center valued-based program, Congress has not yet authorized CMS to implement a valued-based program for ambulatory surgery centers.

Accountable Care Organizations

On October 31, 2011, CMS issued final regulations for Accountable Care Organizations (“ACOs”), which were created under the Acts and intended to allow providers, including hospitals, physicians and other designated professionals and suppliers, to coordinate care for Medicare beneficiaries through participation in a Medicare Shared Savings Program (the “Shared Savings Program” or “Program”). The Shared Savings Program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve certain savings benchmarks and quality performance standards will be eligible to share in a portion of the amounts saved under the Program, but will eventually have to share in financial losses as well. The 2011 regulations detailed certain key characteristics of an ACO and outlined other Program requirements, including those governing the scope and length of an ACO’s contract with CMS, the required governance of an ACO, the assignment of Medicare beneficiaries to an ACO, the payment models under which an ACO can share in cost savings, and the quality and other reporting requirements expected of an ACO. On December 1, 2014, CMS issued proposed rules that would implement several changes designed to encourage greater ACO participation in the Shared Savings Program. The proposed rule would extend the period in which ACOs can participate in the risk-free track of the Program without penalties; it also incentivizes continued participation by higher-performing ACOs through greater shared savings opportunities, and proposes certain operational streamlining initiatives. Patient and provider participation in ACOs and the Shared Savings Program is voluntary. We will continue to monitor developments with the implementation of the ACO regulations and their effect on our business in order to react accordingly.

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

Our healthcare facilities receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc., nationwide commissions which establish standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of various types of healthcare facilities. Generally, our healthcare facilities must be in operation for at least six months before they are eligible for accreditation. As of December 31, 2014, substantially all of our eligible healthcare facilities had been accredited by either the Joint Commission on Accreditation of Healthcare Organizations or the Accreditation Association for Ambulatory Health Care, Inc. From time to time, a few of our surgical facilities are in the process of applying for such accreditation. Many managed care companies and third-party payors require our facilities to be accredited in order to be considered a participating provider under their health plans.

Medicare and Medicaid Participation in Short-Stay Surgical Facilities

Medicare is a federally funded and administered health insurance program, primarily for individuals entitled to social security benefits who are 65 or older or who are disabled. Medicaid is a health insurance program jointly funded by state and federal governments that provides medical assistance to qualifying low income persons. Each state Medicaid program has the option to determine coverage and payment rates for surgical services furnished in hospitals and in ASCs. All of the states in which we currently operate cover Medicaid surgical facility services provided in these settings; however, these states may not continue to cover short-stay surgical facility services and states into which we expand our operations may not cover or continue to cover short-stay surgical facility services.

A portion of our revenues are attributable to payments received from the Medicare and Medicaid programs. For the years ended December 31, 2014, 2013 and 2012, Medicare and Medicaid comprised 38%, 37%, and 35%, respectively, of our case volumes. These payments represented, however, a significantly lower percentage of our overall revenues due to the lower reimbursement provided by government payors in comparison to private payors. For example, Medicare and Medicaid contributed approximately 18% and 2% respectively of our 2014 patient service revenues despite the fact that governmental payors represented a total of 38% of our case volume during 2014.

In order to participate in the Medicare program, our facilities (known to Medicare as “providers”) must satisfy provider enrollment requirements as well as regulatory conditions of participation (“COPs”) for hospitals and conditions for coverage (“CFCs”) for ASCs. Each facility can meet its COPs or CFCs requirements through accreditation with The Joint Commission on Accreditation of Healthcare Organizations or other CMS-approved accreditation organizations, or through direct surveys by CMS. Substantially all of our short-stay surgical facilities in the United States are enrolled in Medicare and certified to participate in the Medicare program or, with respect to newly acquired or developed facilities, are awaiting enrollment and certification to participate in the Medicare program. We have established systems to ensure our facilities’ compliance with their enrollment obligations, including certain ongoing reporting obligations. In addition, we have implemented ongoing quality assurance activities to monitor and to ensure our facilities’ compliance with their COPs or CFCs. Any failure by a facility to maintain compliance with its enrollment obligations, COPs or CFCs could result in the loss of the facility’s Medicare billing privileges and provider agreement. The loss of Medicare billing privileges results in the termination of the facility’s enrollment in the Medicare program and may preclude the facility from re-enrolling in the Medicare program for up to three years. In addition, federal regulations require states to deny Medicaid program enrollment or to terminate Medicaid program enrollment for any facility that has been terminated from Medicare or any other state’s Medicaid program. Conversely, federal regulations permit CMS to revoke Medicare billing privileges when a state Medicaid agency terminates, revokes, or suspends a facility’s Medicaid enrollment or billing privileges.

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

Medicare’s payments for physician services under the physician fee schedule are updated annually based in part on the sustainable growth rate (“SGR”) formula, which weighs factors such as healthcare costs and gross domestic product. Every year since 2003, Congress has overridden scheduled reductions to physician payment rates that would have otherwise taken effect under the SGR formula. In 2014, Congress and the President again acted to defer scheduled rate cuts: the Protecting Access to Medicare Act of 2014 (P.L. 113-93), signed into law on April 1, 2014, freezes the SGR conversion factor through March 31, 2015, thus avoiding a 24% reduction in physician payment rates at a cost of approximately $20 billion. In 2014, as in other recent years, the SGR “patch” was paid for through reductions in various Medicare and Medicaid payments to hospitals and other providers. Additional reductions in Medicare reimbursement could have a negative impact on various factors that affect the profitability of USPI, such as the number of overall procedures performed at the ASCs.

Our hospitals and ASCs are subject to other payment adjustments. Since calendar year 2008, Medicare has required hospitals to report specified hospital outpatient quality measures in order to avoid reductions in their annual payment updates. In November 2011, as stated above, CMS introduced a similar quality reporting program for ASCs. Like hospitals, ASCs that fail to report on the required measures in any year will face reductions in their Medicare payment rates in a subsequent year. In addition, Congress has authorized CMS to establish a value-based purchasing program for Medicare hospital services. CMS has implemented value-based purchasing for hospital inpatient services but has not yet done so for hospital outpatient services. Similarly, Congress has directed CMS to develop a plan to implement a value-based purchasing program for payments to ASCs, although Congress still must provide statutory authority to implement such a program for ASCs. Failure by any of our facilities to meet Medicare’s quality measures and any performance standards implemented under value-based purchasing regulations may adversely affect such facilities’ net revenues from the Medicare program.

The various state Medicaid programs also pay us a fixed payment for our services, which amount varies from state to state. There is no certainty that the amount of Medicaid or Medicare payments we have received in prior years will continue at current levels. Both the Medicaid and Medicare programs are subject to statutory and regulatory changes, possible retroactive and prospective rate adjustments, administrative rulings, freezes and funding reductions, all of which may adversely affect the level of payments to our short-stay surgical facilities. The ultimate impact of the changes in Medicare reimbursement will depend on a number of factors, including the procedure mix at our facilities and our ability to realize an increased procedure volume.

Workers’ Compensation

Certain of our facilities provide workers’ compensation services. In the past, workers’ compensation payors generally reimbursed surgical facilities a higher percentage of the facilities’ charges than other payors. However, in recent years, a number of states have implemented or are considering implementing workers’ compensation fee schedules with rates generally lower than what our facilities have historically been paid for the same services.

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

Pursuant to the anti-kickback statute, and in an effort to reduce potential fraud and abuse relating to federal healthcare programs, the federal government has announced a policy of a high level of scrutiny of joint ventures and other transactions among healthcare providers. The Office of the Inspector General of the Department of Health and Human Services (“OIG”) closely scrutinizes healthcare joint ventures involving physicians and other referral sources. The OIG published a fraud alert that outlined questionable features of “suspect” joint ventures in 1989 and a Special Advisory Bulletin related to contractual joint ventures in 2003, and the agency has continued to rely on fraud alerts in later pronouncements.

The anti-kickback statute contains provisions that insulate certain transactions from liability. In addition, pursuant to the provisions of the anti-kickback statute, the OIG has also published regulations that exempt additional practices from enforcement under the anti-kickback statute. These statutory exceptions and regulations, known as “safe harbors,” if fully complied with, assure participants in particular types of arrangements that the OIG will not treat their participation in that arrangement as a violation of the anti-kickback statute. The statutory exceptions and safe harbor regulations do not expand the scope of activities that the anti-kickback statute prohibits, nor do they provide that failure to satisfy the terms of a safe harbor constitutes a violation of the anti-kickback statute. The OIG has, however, indicated that failure to satisfy the terms of an exception or a safe harbor may subject an arrangement to increased scrutiny. Therefore, if a transaction or relationship does not fit within an exception or safe harbor, the facts and circumstances as well as intent of the parties related to a specific transaction or relationship must be examined to determine whether or not any illegal conduct has occurred.

Our partnerships and limited liability companies that are providers of services under the Medicare and Medicaid programs, and their respective partners and members, are subject to the anti-kickback statute. A number of the relationships that we have established with physicians and other healthcare providers do not fit within any of the statutory exceptions or safe harbor regulations issued by the Office of the Inspector General. All of the 219 surgical facilities in which we hold an ownership interest are owned by partnerships or limited liability companies, and 217 include as partners or members physicians who perform surgical or other procedures at the facilities. Because physician investors in our surgical facilities are in a position to generate referrals to the facilities, the distribution of available cash to those investors could come under scrutiny under the anti-kickback statute.

On November 19, 1999, the OIG promulgated regulations setting forth certain safe harbors under the anti-kickback statute, including a safe harbor applicable to surgery centers. The surgery center safe harbor generally protects ownership or investment interests in a center by physicians who are in a position to refer patients directly to the center and perform procedures at the center on referred patients, if certain conditions are met. More specifically, the surgery center safe harbor protects any payment that is a return on an ownership or investment interest to an investor if certain standards are met in one of four categories of ambulatory surgery centers (1) surgeon-owned surgery centers, (2) single-specialty surgery centers, (3) multi-specialty surgery centers, and (4) hospital/physician surgery centers.

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

In addition, although we typically contractually require that each physician-investor utilize the ASC as an extension of his or her practice, i.e. that such physician-investor meet the quantitative requirements of the surgery center safe harbor, because we do not control the medical practices of our physician investors or control where they perform surgical procedures, it is possible that the quantitative tests described above will not be met, or that other conditions of the surgery center safe harbor will not be met. Accordingly, while the surgery center safe harbor is helpful in establishing that a physician’s investment in a surgery center should be considered an extension of the physician’s practice and not as a prohibited financial relationship, we can give no assurances that these ownership interests will not be challenged under the anti-kickback statute. In an effort to monitor our compliance with the safe harbor’s extension of practice requirement, we have implemented an attestation process, which tracks physicians’ annual extension of practice certification. While this process provides support for physician compliance with the safe harbor’s quantitative tests, we can give no assurance of such compliance. However, we believe that our arrangements involving physician ownership interests in our ambulatory surgery centers do not fall within the activities prohibited by the anti-kickback statute.

With regard to our hospitals, the OIG has not adopted any safe harbor regulations under the anti-kickback statute for physician investments in hospitals. All but one of our hospitals is held in partnership with physicians who are in a position to refer patients to the hospital. There can be no assurances that these relationships will not be found to violate the anti-kickback statute or that there will not be regulatory or legislative changes that prohibit physician ownership of hospitals.

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

In addition, the Medicare Patient and Program Protection Act of 1987, as amended by the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), and the Balanced Budget Act of 1997, impose civil monetary penalties and exclusion from state and federal healthcare programs on providers who commit violations of the Medicare fraud and abuse laws. Pursuant to the enactment of HIPAA, as of June 1, 1997, the Secretary of the U.S. Department of Health and Human Services may, and in some cases must, exclude individuals and entities that the Secretary determines have “committed an act” in violation of the Medicare fraud and abuse laws or improperly filed claims in violation of the Medicare fraud and abuse laws from participating in any federal healthcare program, HIPAA also expanded the Secretary’s authority to exclude a person involved in fraudulent activity from participating in a program providing health benefits, whether directly or indirectly, in whole or in part, by the U.S. government. Additionally, under HIPAA, individuals who hold a direct or indirect ownership or controlling interest in an entity that is found to violate the Medicare fraud and abuse laws may also be excluded from Medicare and Medicaid and other federal and state healthcare programs if the individual knew or should have known, or acted with deliberate ignorance or reckless disregard of, the truth or falsity of the information of the activity leading to the conviction or exclusion of the entity, or where the individual is an officer or managing employee of such entity. This standard does not require that specific intent to defraud be proven by the OIG; however, the OIG will apply a series of factors enumerated in a guidance document issued in 2010 to determine whether exclusion is warranted. Under HIPAA it is also a crime to defraud any commercial healthcare benefit program.

On October 3, 2014, the OIG issued a proposed rule that would make amendments to the anti-kickback safe harbors and the civil monetary penalty (“CMP”) regulations. Among other changes, the proposed rule would create new safe harbors for certain waivers of cost-sharing obligations by pharmacies and government-owned emergency ambulance services, and would codify certain statutory exceptions to the definition of “remuneration” under the CMP law. The proposed changes do not materially impact the analysis above regarding our risk of liability under the anti-kickback stature or CMP law.

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

The list of designated health services under the Stark Law does not include ambulatory surgery services as such. However, some of the ten types of designated health services are among the types of services furnished by our ambulatory surgery centers. The Department of Health and Human Services, acting through CMS, has promulgated regulations implementing the Stark Law. These regulations exclude health services provided by an ambulatory surgery center from the definition of “designated health services” if the services are included in the surgery center’s composite Medicare payment rate. Therefore, the Stark Law’s self-referral prohibition generally does not apply to health services provided by an ambulatory surgery center. However, if the ambulatory surgery center is separately billing Medicare for designated health services that are not covered under the ambulatory surgery center’s composite Medicare payment rate, or if either the ambulatory surgery center or an affiliated physician is performing (and billing Medicare) for procedures that involve designated health services that Medicare has not designated as an ambulatory surgery center service, the Stark Law’s self-referral prohibition would apply and such services could implicate the Stark Law. We believe that our operations do not violate the Stark Law, as currently interpreted. However, it is possible that CMS will further address the exception relating to services provided by an ambulatory surgery center in the future. Therefore, we cannot assure you that future regulatory changes will not result in our ambulatory surgery centers becoming subject to the Stark Law’s self-referral prohibition.

Sixteen of our facilities are hospitals rather than ambulatory surgery centers, and physicians invest directly in fifteen of our sixteen hospitals. We believe that the physician investments in our hospitals fall within the whole hospital exception and are therefore permitted under the Stark Law. The whole hospital exception applies to physician ownership of a hospital, provided such ownership is in the whole hospital and the physician is authorized to perform services at the hospital. Physician investments in our facilities licensed as hospitals meet this requirement. However, changes to the whole hospital exception have been the subject of recent regulatory action and legislation. Changes in the Acts include:

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

The Department of Health and Human Services has also published a rule establishing standards for the privacy of individually identifiable health information, with which we are in material compliance. These privacy standards apply to all health plans, all healthcare clearinghouses and many healthcare providers, including healthcare providers that transmit health information in an electronic form in connection with certain standard transactions. We are a covered entity under the final rule. The privacy standards protect individually identifiable health information held or disclosed by a covered entity in any form, whether communicated electronically, on paper or orally. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed, and, as of a final rule promulgated by the Department of Health and Human Services on January 25, 2013, by our business associates on any subcontractor to which such information is disclosed. Under the January 25, 2013, final rule, we were required to conform all of our contracts with business associates to certain established standards by September 23, 2014. The rule further requires certain revisions to our notices of privacy practices, redistribution of these policies to our patients, and for us to provide our patients with access to an electronic copy of their health records, upon request. A violation of the privacy standards could result in civil money penalties (which amounts are described below) and the federal rules also provide for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm.

Finally, the Department of Health and Human Services has also issued a rule establishing, in part, standards for the security of health information by health plans, healthcare clearinghouses and healthcare providers that maintain or transmit any health information in electronic form, regardless of format. We are an affected entity under the rule. These security standards require affected entities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure integrity, confidentiality and the availability of the information. The security standards were designed to protect the health information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure. Although the security standards do not reference or advocate a specific technology, and affected entities have the flexibility to choose their own technical solutions, the security standards required us to implement significant systems and protocols. We believe that we are in material compliance with these regulations.

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

Beginning in 2015, those hospitals that do not successfully demonstrate meaningful use of EHR technology are subject to reductions in reimbursements. On July 13, 2010, CMS released final meaningful use regulations and on August 23, 2012, CMS released final rules on the Stage 2 meaningful use criteria. On September 4, 2014, CMS issued a final rule that, among other changes, grants providers flexibility to comply with the meaningful use requirements in 2014, and delays the January 1, 2016 deadline for the implementation of Stage 3 meaningful use requirements for the first cohort of adopters to January 1, 2017. We have implemented EHR at our hospitals and, with the exception of one hospital, complied with the EHR meaningful use requirements to date. As a result, 15 of the 16 hospitals we operate received cash payments of approximately $3.4 million and $7.2 million in 2014 and 2013, respectively, and are eligible to receive additional amounts in 2015 and 2016 if we meet meaningful use requirements in effect for those years. Implementation of EHR may result in additional costs in the future to comply with any changes in the meaningful use criteria that may be established in the future by HHS. Some or all of any additional costs may not be offset by the reimbursement incentives we will receive.

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

Our strategy is to increase our revenues and earnings by continuing to acquire and develop additional surgical facilities, primarily in collaboration with our health system partners. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions. We are currently evaluating potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future. The surgical facilities we develop typically incur losses in their early months of operation (more so in the case of surgical hospitals) and, until their case loads grow, they generally experience lower total revenues and operating margins than established surgical facilities, and we expect this trend to continue. Historically, most of our newly developed facilities have generated positive cash flow within the first 12 months of operations. We may not be successful in acquiring surgical facilities, developing surgical facilities or achieving satisfactory operating results at acquired or newly developed facilities. Further, the companies or assets we acquire in the future may not ultimately produce returns that justify our related investment. If we are not able to execute our acquisition and development strategy, our ability to increase revenues and earnings through future growth would be impaired.

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

As required by ARRA, the Secretary of HHS has developed and implemented an incentive payment program for eligible hospitals and healthcare professionals that adopt and meaningfully use EHR technology. We have incurred and will continue to incur both capital costs and operating expenses in order to implement certified EHR technology and meet meaningful use requirements. Through December 31, 2014, we have incurred approximately $26.6 million of costs to develop and deploy our certified EHR technology and to meet meaningful use requirements as they are defined for 2014 and 2013, which resulted in our hospitals receiving $3.4 million and $7.2 million in incentive payments in 2014 and 2013, respectively. Our hospitals are eligible for decreasing incentive amounts in 2015 and 2016 provided we continue to meet meaningful use requirements. Because CMS can change those requirements, we may incur additional costs in the future to maintain our eligibility for incentive funding, and we will additionally incur ongoing expense to support and maintain our existing EHR software. The timing of expenditures will not correlate with the receipt of incentive payments and the recognition of incentive income. If our eligible hospitals are unable to continue to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments. In addition, although the ARRA incentive payment program does not apply to surgery centers, we have not yet determined an EHR solution for our surgery center facilities. A requirement that surgery centers adopt and meaningfully use EHR technology or a penalty on physicians for failing to perform enough procedures at facilities with EHR could cause us to incur significant additional capital costs and operating expenses. As physicians become more integrated with EHR in their practices, we could incur additional capital costs and operating expenses in connection with implementing new technologies at our surgery centers.

All providers and health plans subject to HIPAA, including our facilities, will be required to transition from the International Statistical Classification of Diseases (ICD)-9 to the ICD-10 coding system by October 1, 2015. (The previous scheduled implementation date of October 1, 2014, was delayed pursuant to the Protecting Access to Medicare Act of 2014 (P.L. 113-93), which was signed into law on April 1, 2014.) ICD-10 greatly expands the number and detail of billing codes used for claims. This transition requires a significant investment in technology and software and training of staff. In addition to these costs, it is possible that our facilities could experience disruption or delays in payment due to implementation issues or technical or coding errors by us or health plans and their business partners. Although it is unknown at this time, the transition to ICD-10 could result in decreased reimbursement if the ICD-10 codes reclassify conditions to payment groupings reimbursed at lower levels than assigned under the previous system.

Our revenues may be reduced by changes in payment methods or rates under the Medicare or Medicaid programs.

The Department of Health and Human Services and the states in which we perform surgical procedures for Medicaid patients may revise the Medicare and Medicaid payment methods or rates in the future. Any such changes could have a negative impact on the reimbursements we receive for our surgical services from the Medicare program and the state Medicaid programs. In addition, the Acts’ requirement that the Department of Health and Human Services develop a plan to implement a value-based purchasing program for ambulatory surgery centers may further impact Medicare reimbursement of ambulatory surgery centers or increase our operating costs in order to satisfy any future value-based standards that may be authorized and implemented. The Acts’ creation of a bundled payment initiative, under which organizations enter into payment arrangements that include financial and performance accountability for episodes of care, may impact our Medicare and other payors’ reimbursement as organizations develop, implement and accept this new reimbursement model. The ultimate impact of the changes in reimbursement will depend on a number of factors, including the procedure mix at our facilities, our ability to demonstrate our high quality of care, our potential participation with other organizations in new payment programs and our ability to realize an increased procedure volume.

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

We have a substantial amount of indebtedness. As of December 31, 2014, we had $1.5 billion of total indebtedness and a total indebtedness to total capitalization percentage ratio of 72%.

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

We are significantly leveraged and will continue to have significant indebtedness in the future. Our acquisition and development program requires substantial capital resources, estimated to range from $125.0 million to $150.0 million per year over the next three years, although the range could be exceeded if we identify attractive multi-facility acquisition opportunities. The operations of our existing surgical facilities also require ongoing capital expenditures. We believe that our cash on hand, cash flows from operations and available borrowings under our revolving credit facility will be sufficient to fund our acquisition and development activities in 2015, but if we identify favorable acquisition and development opportunities that require additional resources, we may be required to incur additional indebtedness in order to pursue these opportunities. However, we may be unable to obtain sufficient financing on terms satisfactory to us, or at all. In that event, our acquisition and development activities would have to be curtailed or eliminated and our financial results could be adversely affected.

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

We depend on our relationships with health system partners. If we are not able to maintain our relationships with these health system partners, or enter into new relationships, we may be unable to implement our business strategies successfully.

Our business depends in part upon the efforts and success of our health system partners and the strength of our relationships with those health systems. Our business could be adversely affected by any damage to those health systems’ reputations or to our relationships with them. We may not be able to maintain our existing agreements on terms and conditions favorable to us or enter into relationships with additional health systems. Our relationships with health systems and the joint venture agreements that represent these relationships are structured to comply with current revenue rulings published by the Internal Revenue Service as well as case law relevant to joint ventures between for-profit and not-for-profit healthcare entities. Material changes in these authorities could adversely affect our relationships with health system partners. If we are unable to maintain our existing arrangements on terms favorable to us or enter into relationships with additional health system partners, we may be unable to implement our business strategies successfully.

If we and our health system partners are unable to successfully negotiate contracts and maintain satisfactory relationships and renew existing contracts on favorable terms with managed care organizations or other third-party payors, our revenues may decrease.

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

As an increasing percentage of patients become subject to healthcare coverage arrangements with managed care payors, we believe that our success will continue to depend upon our and our health system partners’ ability to negotiate favorable contracts and payment arrangements on behalf of our facilities with managed care organizations, employer groups and other private third-party payors. We have structured our ventures with health system partners in a manner we believe to be consistent with applicable regulatory requirements. If applicable regulatory requirements were interpreted to require changes to our existing arrangements, or if we are unable to enter into these arrangements on satisfactory terms in the future, we could be adversely affected. Many of these payors already have existing provider structures in place and may not be able or willing to change their provider networks. We could also experience a material adverse effect to our operating results and financial condition as a result of the termination of existing third-party payor contracts. In addition, in recent years many payors and healthcare plans have increased plan participants’ co-payments, co-insurance and deductibles. Patient volumes could be negatively impacted if this trend continues.

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

Financial pressures on patients may adversely impact our business.

Even as the U.S. economy shows signs of sustained, if modest, growth, many individuals throughout the country continue to experience difficult financial conditions. Burdened by economic constraints and higher patient deductibles, patients have delayed or canceled non-emergency surgical procedures in recent years. Although we have taken steps to minimize the impact of these conditions, it is difficult to predict the degree to which our business will continue to be impacted by such conditions or the course of the economy in the future.

The Supreme Court’s 2014 decision to hear the case of King v. Burwell—a Fourth Circuit decision upholding an IRS rule extending tax credits to individuals purchasing health insurance under the Acts through federally established exchanges—poses an additional element of uncertainty and risk. If the IRS rule is struck down, millions of individuals in the 36 states with federal exchanges would be ineligible for federal health insurance subsidies, and would likely lose insurance coverage entirely absent further action by Congress or the states. Apart from the political upheaval and resulting uncertainty regarding the future implementation of the Acts, such a result could adversely affect our business by exacerbating the financial pressures on patients in these states, leading them to further delay or cancel non-emergency surgical procedures.

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

Our operations could be impaired by a failure of our information systems.

An information system failure that causes an interruption in service or availability of our information systems could adversely affect operations or delay the collection of revenues. We have implemented multiple layers of security measures through technology, processes, and our people; utilize current security technologies; and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities, and advanced new attacks against information technology systems create risk of cyber security incidents that could impact availability of systems. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, cessations in the availability of systems or liability under privacy and security laws, all of which could have a material adverse effect on our financial position and results of operations and harm our business reputation.

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

The Department of Health and Human Services, acting through the CMS, has promulgated regulations implementing the Stark Law. These regulations exclude health services provided by an ambulatory surgery center from the definition of “designated health services” if the services are included in the facility’s composite Medicare payment rate. Therefore, the Stark Law’s self-referral prohibition generally does not apply to health services provided by a surgery center. However, if the surgery center is separately billing Medicare for designated health services that are not covered under the surgery center’s composite Medicare payment rate, or if either the surgery center or an affiliated physician is performing (and billing Medicare) for procedures that involve designated health services that Medicare has not designated as an ambulatory surgery center service, the Stark Law’s self-referral prohibition would apply and such services could implicate the Stark Law. We believe that our operations do not violate the Stark Law, as currently interpreted.

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

At this time, we are not aware of any regulatory amendments or proposed changes that would trigger this obligation. Typically, our partnership and limited liability company agreements allow us to use shares of our common stock as consideration for the purchase of a physician’s ownership interest. The use of shares of our common stock for that purpose would dilute the ownership interests of our common stockholders. In the event that we are required to purchase all of the physicians’ ownership interests and our common stock does not maintain a sufficient valuation, we could be required to use our cash resources for the acquisitions, the total cost of which we estimate to be up to approximately $610.9 million at December 31, 2014. The creation of these obligations and the possible termination of our affiliation with these physicians could have a material adverse effect on us.

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

Fifteen of our existing hospitals were grandfathered at the dates of enactment of the Acts, although they are largely prohibited from expanding their physical plants. Our sixteenth hospital does not have any physician ownership. If future legislation were to be enacted by Congress that prohibits physician referrals to hospitals in which the physicians own an interest, or that otherwise further limits physician ownership in existing facilities, our financial condition and results of operations could be materially adversely affected.

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

The healthcare business is highly competitive. We compete with other healthcare providers, primarily other surgery centers and hospitals, in recruiting physicians and contracting with managed care payors in each of our markets. There are major unaffiliated hospitals in each market in which we operate. These hospitals have established relationships with physicians and payors. In addition, other companies either are currently in the same or similar business of developing, acquiring and operating surgery centers and surgical hospitals or may decide to enter our business. Many of these other facilities compete with us for market share in high margin services and for quality physicians and personnel and operate under different reimbursement models than we have traditionally seen. We may also compete with some of these companies for entry into strategic relationships with health systems and healthcare professionals. If we are unable to identify and execute solutions to compete effectively with any of these entities, we may be unable to implement our business strategies successfully and our business could be adversely affected.

Because our senior management has been key to our growth and success, we may be adversely affected if we lose any member of our senior management.

We are highly dependent on our senior management, including William H. Wilcox, who is our chief executive officer and Brett P. Brodnax, who is our president and chief development officer. Although we have employment agreements with Mr. Wilcox and Mr. Brodnax and other senior managers, we do not maintain “key man” life insurance policies on any of our officers. Because our senior management has contributed greatly to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient numbers of qualified management or other personnel could have a material adverse effect on us.

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

We provide for bad debts principally based upon the aging of accounts receivable and use specific identification to write-off amounts against our allowance for doubtful accounts, without differentiation between payor sources. Our allowance for doubtful accounts at December 31, 2014 and 2013, represented approximately 17% and 16% of our accounts receivable balance, respectively. Due to the difficulty in assessing future trends, we could be required to increase our provisions for doubtful accounts. A deterioration in the collectability of these accounts could adversely affect our collection of accounts receivable, cash flows and results of operations.

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

We are wholly-owned by USPI Holdings, Inc., which is wholly-owned by USPI Group Holdings, Inc., both of which are privately owned corporations. There is no public trading market for our equity securities or those of USPI Holdings, Inc. or USPI Group Holdings, Inc. As of February 23, 2015, there were 238 holders of USPI Group Holdings, Inc. common stock.

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

Item 6.    Selected Financial Data

The selected consolidated statement of operations data set forth below for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 and the consolidated balance sheet data at December 31, 2014, 2013, 2012, 2011, and 2010 are derived from our consolidated financial statements.

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

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Consolidated Statements of Operations Data:
Total revenues	$640,824	$616,231	$540,235	$499,178	$473,949
Equity in earnings of unconsolidated affiliates	116,607	95,520	96,393	83,137	69,916
Operating expenses excluding depreciation and amortization	(461,651)	(420,722)	(367,439)	(327,479)	(326,762)
Depreciation and amortization	(26,004)	(27,238)	(23,955)	(21,177)	(22,493)

Operating income	269,776	263,791	245,234	233,659	194,610
Other income (expense):
Interest income	1,287	1,359	676	516	742
Interest expense	(95,028)	(101,163)	(85,934)	(63,537)	(66,886)
Loss on early retirement of debt	—	(5,536)	(37,450)	—	—
Other, net	(68)	(2)	(613)	(73)	708

Income from continuing operations before income taxes	175,967	158,449	121,913	170,565	129,174
Income tax expense	(37,507)	(31,389)	(21,502)	(39,918)	(29,257)

Income from continuing operations	138,460	127,060	100,411	130,647	99,917
Earnings (loss) from discontinued operations, net of tax	(332)	—	3,073	(111,562)	2,736

Net income	138,128	127,060	103,484	19,085	102,653
Less: Net income attributable to noncontrolling interests	(77,081)	(78,782)	(72,693)	(69,929)	(60,560)

Net income (loss) attributable to USPI’s common stockholder	$61,047	$48,278	$30,791	$(50,844)	$42,093

Other Data:
Number of facilities operated as of the end of period(a):
Consolidated	63	65	64	59	54
Equity method	156	149	149	141	130
Management contract only	—	—	—	—	1

Total	219	214	213	200	185

Cash flows from operating activities	$211,558	$159,892	$180,313	$164,667	$148,318

	As of December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Working capital (deficit)	$(124,545)	$(102,399)	$(102,432)	$(121,909)	$(100,249)
Cash and cash equivalents	36,554	78,741	51,203	41,822	60,253
Total assets	2,583,857	2,480,684	2,360,749	2,393,498	2,372,739
Total debt	1,475,871	1,473,608	1,479,534	1,068,456	1,069,826
Noncontrolling interests — redeemable	195,059	166,578	153,399	106,668	81,668
Total equity	380,778	326,642	271,987	767,871	821,151

(a)	Not derived from audited financial statements; excludes our former U.K. facilities.

Item  7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report.

Overview

We are an experienced and trusted partner in some of the nation’s most successful surgical networks. We provide strategic solutions for physicians, physician networks, leading health systems and those paying for the cost of healthcare services, such as employers, insurance companies and government programs.

Our portfolio includes 219 short-stay surgical facilities in 27 states. In these facilities, which are licensed as either ambulatory surgery centers, specialty hospitals or hospitals, we serve almost 11,000 physicians and approximately one million patients each year. We maintain strategic joint venture relationships with approximately 4,000 physicians and over 50 prominent health systems. All but two of our facilities are co-owned with local physicians, and 154 are in strategic ventures with a health system. During 2014, we added ten facilities, consisting of three in Texas, two in New Jersey and one each in California, Georgia, Indiana, Missouri and South Dakota.

Our facilities generally specialize in non-emergency surgical cases. Due in part to advancements in medical technology, and additionally due to the lower cost structure and greater efficiency that are attainable in a specialized outpatient site, the volume and complexity of surgical cases performed in an outpatient setting has steadily increased over the past three decades. We believe continuing national focus on controlling the cost of healthcare will lead to further opportunities for high quality, low cost providers, such as USPI. Our strategy is to further enhance our value to our partners, employers, payors and patient populations in ways that build upon our historic experience and success, both in our existing facilities as well as additional acquired or developed facilities or other complementary businesses.

Our facilities’ primary income source is a fee from patients, insurance companies or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. After providing for the related expenses of the case, including the nursing staff, supplies and property costs, each facility distributes its profit to us and the other owners. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. How these income streams affect our financial statements depends on whether we consolidate each respective facility entity. Because our ownership levels and rights vary from facility to facility, we do not consolidate 156 of the 219 facilities that we operate, instead accounting for our investments in them under the equity method. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated (i.e., equity method) facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding our financial performance because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating income margins (both consolidated and unconsolidated) for the facilities that were operational in both the current and prior year periods, a group we refer to as same-store facilities.

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

Consolidation

We generally own less than 100% of each facility we operate. As discussed in “Results of Operations,” local physicians have invested in all but two of our facilities. A majority of our facilities also include a health system partner. We generally have a leadership role in these facilities through a significant voting and economic interest and a contract to manage each facility’s operations, but the degree of ultimate control we have varies from facility to facility. Accordingly, as of December 31, 2014, we consolidated the financial results of 63 of the facilities we operate and accounted for 156 under the equity method.

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

Our revenue recognition policies are consistent with these criteria. Approximately 90% of our facilities’ surgical cases are performed under contracted or government mandated fee schedules or discount arrangements. The patient service revenues recorded for these cases are recorded at the contractually defined amount at the time of billing. We estimate the remaining revenue based on historical collections, and adjustments to these estimates in subsequent periods have not had a material impact in any period presented. If the discount percentage used in estimating revenues for the cases not billed pursuant to fee schedules were changed by 1%, our 2014 after-tax net income would change by approximately $0.2 million. The collection cycle for patient services revenue is relatively short, typically ranging from 30 to 60 days depending upon payor and geographic norms, which allows us to evaluate our estimates frequently. Our revenues earned under management and other service contracts are typically based upon objective formulas driven by an entity’s financial performance and are generally earned and paid monthly.

In 2014, uninsured or self-pay revenues only accounted for approximately 3% of our consolidated revenues and approximately 5% of our accounts receivable balance was comprised of amounts owed from patients, including the patient portion of amounts covered by insurance. Insurance revenues (including government payors) accounted for 97% of our 2014 consolidated revenues and approximately 95% of our accounts receivable balance was comprised of amounts owed from contracted payors. Our facilities primarily perform surgery that is scheduled in advance by physicians who have already seen the patient. As part of our internal control processes, we verify benefits, obtain insurance authorization, calculate patient financial responsibility and notify the patient of their responsibility, usually prior to surgery. The nature of our business is such that we do not have any significant receivables that are pending approval from third-party payors. We also focus our collection efforts on aged accounts receivable. However, due to complexities involved in insurance reimbursements and inherent limitations in verification procedures, our business will always have some level of bad debt expense. In both 2014 and 2013, our bad debt expense was approximately 2% of revenue. In addition, as of December 31, 2014 and 2013, our average days sales outstanding were 36 days and 34 days, respectively. The aging of our accounts receivable at December 31, 2014 was 57% less than 60 days old, 17% between 60 and 120 days and 26% over 120 days old. Our bad debt allowance at December 31, 2014 and 2013 represented approximately 17% and 16% of our accounts receivable balance, respectively.

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

We performed a qualitative assessment to determine whether it was more-likely-than-not that the fair value of our reporting unit was less than its carrying amount for years ended December 31, 2014. In performing this qualitative assessment, we assessed relevant events and circumstances including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance and entity-specific events. For the year ended December 31, 2014, we concluded it was more-likely-than-not that the fair value of our reporting unit exceeded its carrying value. Therefore, the two-step goodwill impairment test was not required and there was no impairment of goodwill.

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

Acquisitions, Equity Investments and Development Projects

We acquire interests in existing surgery facilities from third parties, and we invest in new facilities that we develop in partnership with health system partners and local physicians. Some of these transactions result in our controlling the acquired entity and meet the GAAP definition of a business combination. The financial results of acquired entities are included in our consolidated financial statements beginning on the acquisition’s effective date. During the year ended December 31, 2014, the Company obtained control of the following entities:

Effective Date	Facility Location	Amount
February 2014	Georgia(1)	$2.0 million
September 2014	Missouri(1)	1.0 million
December 2014	Illinois(2)	— million

Total		$3.0 million

(1)	Acquisition of a controlling interest in and right to manage a surgical facility in which we previously had no involvement. The facility is jointly owned with local physicians.

(2)

We obtained control of this facility in which we already had ownership due to changes in the voting rights of the facility. Although no consideration was transferred, GAAP requires the transaction to be accounted for as a business combination. This facility is jointly owned with local physicians.

We also regularly engage in the purchase and sale of equity interests with respect to our investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in unconsolidated affiliates that need capital for acquisitions, new construction or other business growth opportunities. During the year ended December 31, 2014, these transactions resulted in a net cash outflow of approximately $146.9 million, which is summarized as follows:

Effective Date	Facility Location	Amount
March 2014	Indiana(1)	$32.3 million
April 2014	New Jersey(1)	17.0 million
June 2014	Dallas-Fort Worth(2)	4.2 million
July 2014	South Dakota(3)	52.0 million
July 2014	New Jersey(1)	26.8 million
October 2014	California(3)	10.2 million
Various	Various(4)	4.4 million

Total		$146.9 million

(1)	Acquisition of a noncontrolling interest in and the right to manage a surgical facility in which we previously had no involvement. The facility is jointly owned with local physicians.

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

Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These types of transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the year ended December 31, 2014, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $8.8 million and $6.2 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $12.0 million decrease to our additional paid-in capital during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company received a return of capital in the amount of $22.0 million from one of its unconsolidated affiliates.

During the year ended December 31, 2013, we obtained control of the following entities:

Effective Date	Facility Location	Amount
December 2013	Texas(1)	$12.4 million
May 2013	Texas(1)	1.5 million
May 2013	Texas(2)	4.9 million

Total		$18.8 million

(1)

Acquisition of a controlling interest in and right to manage a surgical facility in which we previously had no involvement. The facility is jointly owned with a health system partner and local physicians.

(2)

Acquisition of a controlling interest in a surgical facility in which we already had ownership and already managed. The facility is jointly owned with a health system partner and local physicians. We recorded a loss of approximately $0.8 million as a result of adjusting the carrying value of its existing ownership to fair value as required by GAAP. The loss is included in “Net losses on deconsolidations, disposals and impairments” in our accompanying consolidated statements of income.

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

Effective Date	Facility Location	Amount
December 2013	Texas(1)	$22.0 million
December 2013	Illinois(2)	5.1 million
August 2013	Texas(3)	2.4 million
Various	Various(4)	3.8 million

Total		$33.3 million

(1)	Investment of additional funds in an existing joint venture with one of our health system partners.

(2)	Acquisition of additional ownership in a surgical facility in which we already held ownership and already managed. The facility is jointly owned with local physicians.

(3)	Acquisition of an investment in a partnership that is constructing a new building for one of our facilities.

(4)	Represents the net payment related to various other purchases and sales of equity interests and contributions of cash to equity method investees.

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

During the year ended December 31, 2012, we obtained control of the following entities:

Effective Date	Facility Location	Amount
November 2012	Various(1)	$65.4 million
November 2012	New Jersey(2)	— million
October 2012	Tennessee(3)	4.6 million
June 2012	New Jersey(4)	17.1 million

Total		$87.1 million

(1)

As further discussed below, we acquired 100% of the equity interests of AIGB Holdings, Inc. (True Results). True Results has an equity investment in five surgery centers, all of which are located in markets in which we already operate. The purchase price noted above is net of approximately $5.8 million of cash acquired.

(2)

We obtained control of this facility in which we already had ownership due to changes in the voting rights of the facility. Although no consideration was transferred, GAAP requires the transaction to be accounted for as a business combination and requires adjusting the carrying value of our existing ownership to its fair value. As a result, we recorded a loss totaling approximately $6.5 million for the year ended December 31, 2012, which is included in “Net losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income.

(3)

Acquisition of a controlling interest in and right to manage a surgical facility in which we previously had no involvement. This facility is jointly owned with local physicians and a health system partner.

(4)

Acquisition of a controlling interest in a surgical facility in which we already had an equity method investment and the right to manage. This facility is jointly owned with local physicians. We recorded a gain of approximately $0.2 million as a result of adjusting the carrying value of our existing ownership to fair value as required by GAAP. The gain is included in “Net losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income.

Effective November 8, 2012, we completed the acquisition of 100% of the equity interests in True Results, a privately-held, Dallas, Texas-based owner and operator of surgery centers specializing in weight loss services. We paid cash totaling approximately $65.4 million, which is net of $5.8 million of cash acquired, subject to certain purchase price adjustments set forth in the purchase agreement. We funded the purchase using cash on hand and by drawing on our revolving credit facility. We incurred approximately $0.7 million in acquisition costs, which are included in “general and administrative expenses” in the accompanying consolidated statements of income.

In January 2013, we contributed two of the surgery centers acquired in the True Results acquisition to a joint venture with one of our health system partners, a Baylor Scott & White Health affiliated entity (Baylor Scott & White). Baylor Scott & White, which is a related party, paid us approximately $9.0 million for ownership interests in the two surgery centers, which we believe approximates fair value as if it had been negotiated on an arms’ length basis. We continue to account for these facilities under the equity method.

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

Effective Date	Facility Location	Amount
December 2012	Illinois(1)	$23.4 million
December 2012	Louisiana(2)	9.2 million
December 2012	California(2)	0.7 million
September 2012	New Jersey(3)	12.3 million
March 2012	Arizona(2)	0.8 million
February 2012	Texas(2)	3.0 million
Various	Various(4)	5.1 million

Total		$54.5 million

(1)	Acquisition of a noncontrolling interest in and right to manage a surgical facility in which we previously had no involvement. The facility is jointly owned with local physicians.

(2)

Acquisition of a noncontrolling interest in and right to manage a surgical facility in which we previously had no involvement. The facility is jointly owned with a health system partner and local physicians.

(3)

Acquisition of a noncontrolling interest in and right to manage two surgical facilities in Hackensack and Paramus, New Jersey, respectively, in which we previously had no involvement. The facilities are jointly owned with a health system partner and local physicians.

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

Discontinued Operations, Deconsolidations and Other Dispositions

Before the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08) in 2014, we classified formerly consolidated subsidiaries in which it had no continuing involvement as discontinued operations. The gains or losses on these transactions were classified within discontinued operations in our consolidated statements of income. We also reclassified the historical results of these subsidiaries to remove the operations of these entities from our revenues and expenses, collapsing the net income or loss from these operations into a single line within discontinued operations. On April 3, 2012, we distributed the stock of our U.K. subsidiary to our Parent’s equity holders. Subsequent to April 3, 2012, we have no ownership in the U.K. operations. Because GAAP requires spin-off transactions to be accounted for at carrying value, there was no gain or loss recorded on the spin-off of the U.K. operations. Our U.K. operations are now classified as “discontinued operations” in our historical results of operations.

In 2014 and 2012, we completed sales of investments in two facilities operated through unconsolidated affiliates, including our equity ownership in these entities as well as the related rights to manage the facilities. These transactions do not qualify for discontinued operations presentation. We did not dispose of any facility we operated through an unconsolidated affiliate during 2013. Gains and losses on the disposals of these investments are classified within “Net losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income. These transactions are summarized below:

Date	Facility Location	Proceeds (Payment)	Gain (Loss)
August 2014	Pennsylvania	$(1.2) million	$(1.2 million	)
July 2012	Tennessee	0.5 million	0.3 million

From time to time, we surrender control of an entity but retain a noncontrolling interest (classified within “investments in unconsolidated affiliates”). These types of transactions result in a gain or loss, computed as the difference between (a) the sales proceeds and fair value of the retained investment and (b) our carrying value of the investment prior to the transaction. Gains or losses for such transactions are classified within “Net losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income. Fair values are estimated based on market multiples and discounted cash flow models which have been derived from our experience in acquiring surgical facilities and third party valuations we have obtained with respect to such transactions. During the year ended December 31, 2014, we surrendered control of, but retained an equity method investment in, two entities as part of our strategy of partnering with health systems. These transactions are summarized below:

Effective Date	Facility Location	Proceeds (Payment)	Gain
June 2014	Florida	$1.5 million	$1.2 million
October 2014	Texas	(1.2) million	0.9 million

Total		$0.3 million	$2.1 million

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

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Years Ended December 31,
	2014	2013	2012
Net patient service revenues	83%	84%	84%
Management and contract service revenues	15	14	15
Other revenues	2	2	1

Total revenues	100%	100%	100%

Net patient service revenues consist of the revenue earned by the facilities we consolidate for financial reporting purposes. As a percent of our total revenues, these revenues did not change significantly compared to prior year periods. Revenues earned by our unconsolidated affiliates for similar services are not included in our revenues. The percentage of our facilities we account for under the equity method was approximately 70% at December 31, 2014, 2013, and 2012.

Our management and contract service revenues are earned from the following types of activities (in thousands):

	Years Ended December 31,
	2014	2013	2012
Management of unconsolidated surgical facilities	$85,000	$77,118	$68,660
Contract services provided to other healthcare providers	11,392	10,441	10,778

Total management and contract service revenues	$96,392	$87,559	$79,438

As described above, we also earn management fees from consolidated facilities, but those fees are eliminated in consolidation and thus are not included in revenues on our consolidated statements of income.

Results of Operations

The following table summarizes certain consolidated statements of income items expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
USPI	2014	2013	2012
Total revenues	100.0%	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	18.2	15.5	17.8
Operating expenses, excluding depreciation and amortization	(72.0)	(68.3)	(68.0)
Depreciation and amortization	(4.1)	(4.4)	(4.4)

Operating income	42.1	42.8	45.4
Interest and other expense, net	(14.6)	(17.1)	(22.8)

Income from continuing operations before income taxes	27.5	25.7	22.6
Income tax expense	(5.9)	(5.1)	(4.0)

Income from continuing operations	21.6	20.6	18.6
Earnings (loss) from discontinued operations, net of tax	(0.1)	—	0.6

Net income	21.5	20.6	19.2
Less: Net income attributable to noncontrolling interests	(12.0)	(12.8)	(13.5)

Net income attributable to USPI’s common stockholder	9.5%	7.8%	5.7%

Our business model of partnering with health system partners and physicians results in our accounting for 156 of our surgical facilities under the equity method rather than consolidating their results. The following table reflects the summarized results of the unconsolidated facilities that we account for under the equity method of accounting (amounts are expressed as a percentage of unconsolidated affiliates’ revenues, and represent 100% of the investees’ results on an aggregated basis):

	Years Ended December 31,
USPI’s Unconsolidated Affiliates	2014	2013	2012
Revenues	100.0%	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	(69.5)	(71.2)	(70.2)
Depreciation and amortization	(3.8)	(4.1)	(4.1)

Operating income	26.7	24.7	25.7
Interest expense, net	(1.5)	(1.7)	(2.0)

Income before income taxes	25.2	23.0	23.7
Income tax expense	(0.4)	(0.5)	(0.5)

Net income	24.8%	22.5%	23.2%

Our share of the net income of unconsolidated affiliates is shown in our consolidated statements of income on a net basis as “equity in earnings of unconsolidated affiliates.”

Executive Summary

We are an experienced and trusted partner in some of the nation’s most successful surgical networks. We provide strategic solutions for physicians, physician networks, leading health systems and those paying for the cost of healthcare services, such as employers, insurance companies and government programs.

Our portfolio includes 219 short-stay surgical facilities in 27 states. In these facilities, which are licensed as either ambulatory surgery centers, specialty hospitals or hospitals, we serve approximately 11,000 physicians and one million patients each year. We maintain strategic joint venture relationships with approximately 4,000 physicians and over 50 prominent health systems. All but two of our facilities are co-owned with local physicians, and 154 of our facilities are in strategic joint ventures with a health system. Our strategy continues to include acquiring facilities, developing new facilities with health system partners, and improving the operating results of our existing facilities. During 2014, we added ten facilities, consisting of three in Texas, two in New Jersey and one each in California, Georgia, Indiana, Missouri and South Dakota.

Our facilities generally specialize in non-emergency surgical cases. Due in part to advancements in medical technology, and additionally due to the lower cost structure and greater efficiency that are attainable in a specialized outpatient site, the volume and complexity of surgical cases performed in an outpatient setting has steadily increased over the past three decades. We believe the continuing national focus on controlling the cost of healthcare will lead to further opportunities for high quality, low cost providers, such as us. Our strategy is to further enhance our value to our partners, employers, payors and patient populations in ways that build upon our historic experience and success, both in our existing facilities as well as additional acquired or developed facilities or other complementary businesses.

Our earnings from a facility, whether consolidated or equity method, are driven by the same factors: the facility’s underlying profits and revenues and our ownership percentage. Accordingly, to assess our overall operating results we often utilize systemwide and same-store measures, which include both consolidated and unconsolidated facilities. Our operating results for the year ended December 31, 2014, reflect 5% same-store facility revenue growth as compared to 2013, and our overall business also grew as a result of our operating more facilities in 2014. Our consolidated revenue growth in 2014 was 4% and our systemwide revenue growth was 8%. Our systemwide revenues include all facilities that we operate; our revenues only include consolidated facilities, which represent less than one-third of our facilities. Accounting for the majority of our facilities under the equity method is a direct result of deploying our primary business strategy of jointly owning our facilities with prominent local physicians and a health system partner. In carrying out this strategy during the period from January 1, 2013 to December 31, 2014, our number of equity method facilities increased from 149 to 156 while our consolidated facility count decreased from 64 to 63.

Operating income increased 2% and operating income margin decreased 70 basis points during 2014 as compared to 2013. In addition to our consolidated operating income margin, we also focus on same-store facility level operating income margins (which include both consolidated and equity method facilities) as important indicators of our business because the net earnings and cash flows we derive from our facilities are the same whether they are reflected in our individual revenue and expense line items (consolidated facilities) or on a net basis within our equity in earnings of unconsolidated affiliates (unconsolidated facilities). These margins were flat in 2014 as compared to 2013.

Our Business and Key Measures

We operate surgical facilities in partnership with local physicians and, in the majority of cases, a health system partner. We hold an ownership interest in each facility, operating each through a separate legal entity owned by us, the health systems and local physicians who utilize the facility. We operate each facility on a day-to-day basis through a management services contract. Our sources of earnings from each facility consist of:

•	our share of each facility’s net income or loss, which is computed by multiplying the facility’s net income or loss times the percentage of each facility’s equity interests owned by us; and

•	management services revenues, computed as a percentage of each facility’s net revenues (often net of bad debt expense).

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a majority of our facilities (currently 156 of our 219 facilities), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method, i.e., as an unconsolidated affiliate. We control the other 63 facilities and account for these investments as consolidated subsidiaries.

Our net earnings from a facility are the same under either method, but the classification of those earnings differs. For consolidated subsidiaries, our consolidated statements of income reflect, within each revenue and expense line item, 100% of the revenues and expenses of each subsidiary, after the elimination of intercompany amounts. The net profit attributable to owners other than us is classified within “net income attributable to noncontrolling interests.”

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

In summary, our operating income is driven by the performance of all facilities we operate and by our ownership interest in those facilities, but our individual revenue and expense line items only contain consolidated businesses, which represent less than one-third of our operations. This translates to trends in operating income that often do not correspond with changes in our individual revenue and expense line items. The divergence in these relationships is particularly significant when our strategy is heavily weighted to unconsolidated affiliates, as it has been in recent years during the ongoing deployment of our strategy to partner with health systems. Accordingly, we supplementally review several types of information in order to monitor and analyze our results of operations, including:

•	The results of operations of our unconsolidated affiliates

•	Our average ownership share in the facilities we operate; and

•	Facility operating indicators irrespective of consolidation treatment, such as systemwide revenue growth, same-store revenue growth, and same-store operating margins.

Our Consolidated and Unconsolidated Results

The following table shows our results of operations and the results of operations of our unconsolidated affiliates.

	Year Ended December 31,
	2014		2013		Variance to Prior Year
	USPI As Reported Under GAAP	Unconsolidated Affiliates	USPI As Reported Under GAAP	Unconsolidated Affiliates	USPI As Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$533,811	$1,954,994	$517,738	$1,778,247	$16,073	$176,747
Management and contract service revenues	96,392	—	87,559	—	8,833	—
Other income	10,621	11,675	10,934	11,694	(313)	(19)

Total revenues	640,824	1,966,669	616,231	1,789,941	24,593	176,728
Equity in earnings of unconsolidated affiliates	116,607	—	95,520	—	21,087	—
Operating expenses:
Salaries, benefits, and other employee costs	175,463	462,379	163,667	434,627	11,796	27,752
Medical services and supplies	109,636	478,273	101,149	438,616	8,487	39,657
Other operating expenses	110,642	396,823	99,425	361,359	11,217	35,464
General and administrative expenses	48,365	—	41,458	—	6,907	—
Provision for doubtful accounts	10,658	47,203	10,006	41,202	652	6,001
Net (gains) losses on deconsolidations, disposals and impairments	6,887	(17,905)	5,017	(2,037)	1,870	(15,868)
Depreciation and amortization	26,004	75,097	27,238	72,921	(1,234)	2,176

Total operating expenses	487,655	1,441,870	447,960	1,346,688	39,695	95,182

Operating income	269,776	524,799	263,791	443,253	5,985	81,546
Interest income	1,287	388	1,359	369	(72)	19
Interest expense	(95,028)	(29,061)	(101,163)	(31,484)	6,135	2,423
Loss on early retirement of debt	—	(202)	(5,536)	—	5,536	(202)
Other, net	(68)	435	(2)	(197)	(66)	632

Total other expense, net	(93,809)	(28,440)	(105,342)	(31,312)	11,533	2,872

Income from continuing operations before income taxes	175,967	496,359	158,449	411,941	17,518	84,418
Income tax expense	(37,507)	(7,923)	(31,389)	(9,046)	(6,118)	1,123

Income from continuing operations	138,460	488,436	127,060	402,895	11,400	85,541
Loss from discontinued operations, net	(332)	—	—	—	(332)	—

Net income	138,128	$488,436	127,060	$402,895	11,068	$85,541

Less: Net income attributable to noncontrolling interests	(77,081)		(78,782)		1,701

Net income attributable to USPI	$61,047		$48,278		$12,769

USPI’s equity in earnings of unconsolidated affiliates		$116,607		$95,520		$21,087

	Year Ended December 31,
	2013		2012		Variance to Prior Year
	USPI As Reported Under GAAP	Unconsolidated Affiliates	USPI As Reported Under GAAP	Unconsolidated Affiliates	USPI As Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$517,738	$1,778,247	$451,598	$1,721,559	$66,140	$56,688
Management and contract service revenues	87,559	—	79,438	—	8,121	—
Other income	10,934	11,694	9,199	10,346	1,735	1,348

Total revenues	616,231	1,789,941	540,235	1,731,905	75,996	58,036
Equity in earnings of unconsolidated affiliates	95,520	—	96,393	—	(873)	—
Operating expenses:
Salaries, benefits, and other employee costs	163,667	434,627	138,020	401,521	25,647	33,106
Medical services and supplies	101,149	438,616	83,546	429,516	17,603	9,100
Other operating expenses	99,425	361,359	87,173	344,921	12,252	16,438
General and administrative expenses	41,458	—	41,434	—	24	—
Provision for doubtful accounts	10,006	41,202	9,678	45,306	328	(4,104)
Net (gains) losses on deconsolidations, disposals and impairments	5,017	(2,037)	7,588	(6,280)	(2,571)	4,243
Depreciation and amortization	27,238	72,921	23,955	72,027	3,283	894

Total operating expenses	447,960	1,346,688	391,394	1,287,011	56,566	59,677

Operating income	263,791	443,253	245,234	444,894	18,557	(1,641)
Interest income	1,359	369	676	350	683	19
Interest expense	(101,163)	(31,484)	(85,934)	(34,901)	(15,229)	3,417
Loss on early retirement of debt	(5,536)	—	(37,450)	—	31,914	—
Other, net	(2)	(197)	(613)	426	611	(623)

Total other expense, net	(105,342)	(31,312)	(123,321)	(34,125)	17,979	2,813

Income from continuing operations before income taxes	158,449	411,941	121,913	410,769	36,536	1,172
Income tax expense	(31,389)	(9,046)	(21,502)	(8,576)	(9,887)	(470)

Income from continuing operations	127,060	402,895	100,411	402,193	26,649	702
Earnings from discontinued operations, net	—	—	3,073	—	(3,073)	—

Net income	127,060	$402,895	103,484	$402,193	23,576	$702

Less: Net income attributable to noncontrolling interests	(78,782)		(72,693)		(6,089)

Net income attributable to USPI	$48,278		$30,791		$17,487

USPI’s equity in earnings of unconsolidated affiliates		$95,520		$96,393		$(873)

The following table provides other information regarding our unconsolidated affiliates (in thousands):

	Years Ended December 31,
	2014	2013	2012
Long-term debt of USPI’s unconsolidated facilities	$356,168	$377,458	$407,172
USPI’s equity in earnings of unconsolidated affiliates	116,607	95,520	96,393
USPI’s imputed weighted average ownership percentage based on affiliates’ pretax income(1)	23.5%	23.2%	23.5%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	25.8%	26.2%	26.2%
Unconsolidated facilities operated at period end	156	149	149

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

As shown above, our consolidated net patient service revenues for the year ended December 31, 2014 increased $16.1 million compared to the prior year, and the net patient service revenues of our unconsolidated affiliates increased $176.7 million. These variances are analyzed more extensively in the “Revenues” section. The increase in revenues of these unconsolidated affiliates, net of their expenses, led to the affiliates earning $85.5 million more in 2014 than in 2013, which resulted in a $21.1 million increase in our equity in earnings of unconsolidated affiliates. Our consolidated net patient service revenues for the year ended December 31, 2013 increased $66.1 million compared to the prior year, and the net patient service revenues of our unconsolidated affiliates increased $56.7 million.

Our Ownership Interests in the Facilities We Operate

Our earnings are primarily driven by our investments in the facilities we operate, so we focus on those businesses’ performance together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in the surgical facilities we operate is as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Unconsolidated facilities(1)	23.9%	23.7%	24.0%
Consolidated facilities(2)	42.9%	45.5%	44.2%
Total(3)	28.0%	29.0%	28.5%

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

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our focus on partnering our facilities with health system partners in addition to physicians generally leads to our accounting for more facilities under the equity method (unconsolidated) as reflected in our number of unconsolidated facilities increasing by seven from January 1, 2013 to December 31, 2014, while our number of consolidated facilities decreased by one. We generally have a lower ownership percentage in an equity method facility as compared to a consolidated facility.

Revenues

Our consolidated net revenues increased approximately 4% during the year ended December 31, 2014, as compared to the year ended December 31, 2013. The table below quantifies several significant items impacting year over year growth.

	Year Ended December 31, 2014
	USPI as Reported Under GAAP	Unconsolidated Affiliates
Total revenues, year ended December 31, 2013	$616,231	$1,789,941
Revenue from acquired facilities	15,335	83,168
Changes in consolidation status	(1,719)	1,719
Revenue of disposed facilities	(1,292)	(732)

Adjusted base year	628,555	1,874,096
Increase from operations	12,582	92,592
Non-facility based revenue	(313)	(19)

Total revenues, year ended December 31, 2014	$640,824	$1,966,669

As shown above, the increases in our consolidated revenues and the revenues of our unconsolidated affiliates resulted from both acquisitions, which added $15.3 million and $83.2 million to revenues for consolidated and unconsolidated affiliates, respectively and from same-store growth, which added $12.6 million to consolidated revenues and $92.6 million to unconsolidated affiliates. As described earlier, we supplementally focus on our systemwide results in order to understand the source of our growth in income. Our systemwide revenues, which include revenues of facilities we account for under the equity method as well as facilities we consolidate, grew by 8%, 6% and 12% during the years ended December 31, 2014, 2013 and 2012, respectively.

Facility Growth

For the year ended December 31, 2014, systemwide revenues increased due to same-store growth and acquisitions that were made in 2013 and 2014. Our same-store case volumes increased 1% as compared to 2013, and our net revenue per case increased 4%, which was driven by a shift to more complex cases during 2014. While cases increased 1% overall during 2014, they were flat during 2013. We believe a variety of factors may be adversely affecting our surgical volumes, including but not limited to the increased use of high-deductible health plans and other efforts to contain the growth of healthcare spending, and general economic conditions.

During 2013, while systemwide revenue growth was primarily driven by acquisitions, a portion of growth was driven by facilities that have been open for more than one year (same-store facilities). The same-store growth was due to an increase in net revenue per case as our surgical volumes were flat during 2013 as compared to 2012. The increase was driven both by reimbursement increases from commercial payors and by favorable shifts in the complexity of cases performed, offset by a shift in payor mix to government.

The following table summarizes our same-store facility growth rates, as compared to the corresponding prior year period:

	Years Ended December 31,
	2014	2013	2012
Net revenue	5%	1%	6%
Surgical cases	1%	—%	3%
Net revenue per case	4%	1%	3%

Joint Ventures with Health System Partners

The addition of new facilities continues to be slightly more heavily weighted to surgical facilities with a health system partner, both as we initiate joint venture agreements with new systems and as we add facilities to our existing arrangements. Facilities have been added to hospital joint ventures through construction of new facilities (de novos), acquisitions of facilities and through our contribution of our equity interests in existing facilities into a hospital joint venture structure, effectively creating three-way joint ventures by sharing our ownership in these facilities with a health system partner while leaving the existing physician ownership intact. We continue to explore affiliating more of our facilities with health system partners. Often these affiliations are initiated in markets where we already operate other facilities with a health system partner, but we also affiliate our facilities with new partners.

The following table summarizes the facilities we operated as of December 31, 2014, 2013, and 2012:

	2014	2013	2012
Facilities(1):
With a health system partner	154	148	145
Without a health system partner	65	66	68

Total facilities operated	219	214	213

Change from prior year-end:
De novo (newly constructed)	—	1	2
Acquisition	10	2	15
Disposals(2)	(5)	(2)	(10)

Total increase in number of facilities	5	1	7

(1)	At December 31, 2014, physicians own a portion of all but two of these facilities.

(2)

During 2014, we sold two facilities in Pennsylvania and merged four Missouri locations into two locations. During 2013, we sold our ownership interests in a facility in Illinois and merged two Texas facilities into one location. During 2012, we sold our ownership interests in a facility in Nashville, Tennessee. We also merged two Texas facilities into one location and two of our California facilities into one location.

Facility Operating Margins

Same-store facility operating margins were flat for the year ended December 31, 2014 as compared to 2013. Our same-store facility operating margins declined 220 basis points during the first quarter of 2014 due to a decline in case volumes and an unfavorable shift in payor mix. Our case volumes and payor mix improved in later quarters, and we also experienced a shift to more complex cases. Overall, these factors together with cost control efforts led to our margins being flat compared to 2013 on a full year basis.

Continuing a trend we have experienced in recent years, the year-over-year change in the operating margins of facilities partnered with a health system partner was more favorable (or, in the case of 2013 and 2012, less unfavorable) than the change experienced by the facilities that do not have a health system partner. During 2014, our hospital-partnered facilities’ operating margins increased 70 basis points, as compared to a decrease of 280 basis points for the facilities that do not have health system partners. We believe this is due in part to our hospital-partnered facilities having more stable reimbursement rates and in some cases more stable referral patterns. The pattern of our acquisition and development activity can also affect this relationship over time.

Same-store facility operating margins decreased 160 basis points for the year ended December 31, 2013 as compared to 2012 due largely to a shift toward more government payors. The direct costs of performing these cases are not different for government than for private payors, but reimbursement is lower so our margins were adversely impacted. We also experienced a slight specialty mix shift from higher reimbursing musculoskeletal cases to lower reimbursing specialties. The impact of these two factors was particularly significant in our unconsolidated facilities, where a 3% increase in revenues did not translate to any increase in net earnings.

The following table summarizes our year-over-year increases (decreases) in same-store operating margins (see footnote 1 below):

	Year Ended December 31,
	2014		2013		2012
With a health system partner	70	bps	(150)	bps	(20)	bps
Without a health system partner	(280)		(230)		(300)
Total facilities	—		(160)		(80)

(1)

Operating margin is calculated as operating income divided by total net revenues. This table aggregates all of the same-store facilities we operate using 100% of their results. This does not represent the overall margin for our operations because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same-store calculations.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

As discussed more fully in “Revenues,” our consolidated revenues increased by $24.6 million, or 4.0%, to $640.8 million for the year ended December 31, 2014 from $616.2 million for the year ended December 31, 2013. The increase in consolidated revenues was due to acquisitions ($15.3 million), consolidation of a facility ($7.3 million) and an increase from operations ($12.3 million), which was offset by deconsolidations of three facilities and the sale of one facility of approximately $10.3 million.

Equity in earnings of unconsolidated affiliates increased by $21.1 million, or 22.1%, to $116.6 million for the year ended December 31, 2014 from $95.5 million for the year ended December 31, 2013. The increase in equity in earnings was primarily driven by acquisitions of $10.9 million.

Operating expenses, excluding depreciation and amortization, increased by $40.9 million, or 9.7%, to $461.7 million for the year ended December 31, 2014 from $420.7 million for the year ended December 31, 2013. The increase primarily represents the expenses of facilities we acquired during late 2013 and 2014 and additionally resulted from increased investment in general and administrative expenses related to deploying our strategic initiatives. We also recorded an impairment charge of $5.7 million related to four of our management contracts in 2014.

Depreciation and amortization decreased $1.2 million, or 4.5% to $26.0 million for the year ended December 31, 2014 from $27.2 million for the year ended December 31, 2013. Depreciation and amortization, as a percentage of revenues, was 4.1% for the year ended December 31, 2014 and 4.4% for the year ended December 31, 2013.

Operating income increased $6.0 million, or 2.3%, to $269.8 million for the year ended December 31, 2014 from $263.8 million for the year ended December 31, 2013, and decreased as a percentage of revenues to 42.1% from 42.8%, respectively. The increase in operating income was driven by the increases in net revenues and equity in earnings of unconsolidated affiliates described above, which was mostly offset by the increases in operating expense also discussed earlier. For the year ended December 31, 2014, operating income was also favorably impacted by EHR incentive income of approximately $3.2 million.

Interest expense, net of interest income, decreased $6.1 million, or 6.1%, to $93.7 million for the year ended December 31, 2014 from $99.8 million for the year ended December 31, 2013. The decrease is primarily due to fees we paid in February and March 2013 related to the refinancing we completed in April 2013.

Provision for income taxes was $37.5 million for the year ended December 31, 2014 as compared $31.4 million for the year ended December 31, 2013. Our effective tax rate for the years ended December 31, 2014 and 2013 was approximately 38% and 39%, respectively.

Total loss from discontinued operations was $0.3 million for the year ended December 31, 2014, and relates to the final disposal of fixed assets related to a previously sold entity.

Net income attributable to noncontrolling interests decreased $1.7 million, or 2.2%, to $77.1 million for the year ended December 31, 2014 from $78.8 million for the year ended December 31, 2013. Net income attributable to noncontrolling interests includes $1.1 million related to EHR incentive income recorded by our three consolidated hospitals during 2014.

Net income increased $11.1 million, or 8.7%, to $138.1 million for the year ended December 31, 2014 as compared to $127.1 million for the year ended December 31, 2013. Net income attributable to USPI’s common stockholder increased $12.8 million, or 26.4%, to $61.0 million for the year ended December 31, 2014 as compared to $48.3 million for the year ended December 31, 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

As discussed more fully in “Revenues,” our consolidated revenues increased by $76.0 million, or 14.1%, to $616.2 million for the year ended December 31, 2013 from $540.2 million for the year ended December 31, 2012. The majority of the increase, approximately $68.7 million, was due to acquisitions.

Equity in earnings of unconsolidated affiliates decreased by $0.9 million, or 0.9%, to $95.5 million for the year ended December 31, 2013 from $96.4 million for the year ended December 31, 2012. The decrease in equity in earnings was primarily driven by the favorable impact of our share of an investee’s gain on the sale of real estate ($2.4 million) in 2012, and our gaining control of three facilities that are now consolidated ($1.8 million). These decreases were partially offset by our $2.6 million share of EHR incentive income accrued by our equity method hospitals in 2013 and net increase related to the acquisition of equity method facilities in late 2012 and same-store facilities ($0.7 million).

Depreciation and amortization increased $3.2 million, or 13.7% to $27.2 million for the year ended December 31, 2013 from $24.0 million for the year ended December 31, 2012. Depreciation and amortization, as a percentage of revenues, was constant at 4.4% for both the years ended December 31, 2013 and December 31, 2012.

Operating income increased $18.6 million, or 7.6%, to $263.8 million for the year ended December 31, 2013 from $245.2 million for the year ended December 31, 2012, and decreased as a percentage of revenues to 42.8% from 45.4%, respectively. The increase in operating income was largely driven by acquisitions made in late 2012 as well as EHR incentive income recorded during 2013 of approximately $5.2 million. These increases offset the $1.7 million loss on the consolidation of a hospital and a $3.2 million impairment of a management contract. The decrease in operating income margin was driven by lower net revenue growth than we have historically experienced, and a payor mix shift to government versus commercial and a specialty mix shift.

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

Liquidity and Capital Resources

At December 31, 2014, we had cash and cash equivalents totaling $36.6 million, as compared to $78.7 million at December 31, 2013.

	Years Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$211,558	$159,892	$180,313
Net cash used in investing activities	(145,243)	(64,741)	(160,907)
Net cash used in financing activities	(108,502)	(67,613)	(42,960)
Net cash provided by discontinued operations	—	—	32,935

Operating Activities

Our cash flows from operating activities were $211.6 million, $159.9 million, and $180.3 million in the years ended December 31, 2014, 2013, and 2012, respectively. Operating cash flows in 2014 increased $51.7 million, or 32.3%, as compared to 2013. The increase was primarily due to our increased earnings and the timing of distributions from our unconsolidated affiliates. Operating cash flows in 2013 decreased $20.4 million, or 11.3%, as compared to 2012. The decrease was primarily due to the timing of distributions from our facilities and increased interest expense due to higher debt balances after our April 2012 refinancing.

A significant element of our cash flows from operating activities is the collection of patient receivables and the timing of payments to our vendors and service providers. Collections efforts for patient receivables are conducted primarily by our personnel at each facility or in centralized service centers for some metropolitan areas with multiple facilities. These collection efforts are facilitated by our patient accounting system, which prompts individual account follow-up through a series of phone calls and/or collection letters written 30 days after a procedure is billed and at 30 day intervals thereafter. Bad debt reserves are established in increasing percentages by aging category based on historical collection experience. Generally, the entire amount of all accounts remaining uncollected 180 days after the date of service are written off as bad debt and sent to an outside collection agency. Net amounts received from collection agencies are recorded as recoveries of bad debts. Our operating cash flows, including changes in accounts payable and other current liabilities, are impacted by the timing of payments to our vendors. We typically pay our vendors and service providers in accordance with invoice terms and conditions, and take advantage of invoice discounts when available. In 2014, 2013 and 2012, we did not make any significant changes to our payment timing to our vendors.

Our net working capital deficit was $124.5 million at December 31, 2014 as compared to a net working capital deficit of $102.4 million in the prior year. The overall negative working capital position at December 31, 2014 and 2013 is primarily the result of $159.6 million and $185.0 million due to affiliates associated with our cash management system being employed for our unconsolidated facilities. We hold our unconsolidated facilities’ cash until these amounts are distributed to our partners, typically on a monthly or quarterly basis. As discussed further below, we have sufficient availability under our new credit agreement, together with our expected future operating cash flows, to service our obligations.

Investing Activities

During the years ended December 31, 2014, 2013 and 2012, respectively, our net cash used for investing activities was $145.2 million, $64.7 million and $160.9 million, respectively. The majority of the cash used in our investing activities relates to our purchases of businesses, incremental investment in unconsolidated affiliates and purchases of property and equipment. The cash used in investing activities was funded primarily from cash on hand as well as draws upon the revolving feature of our amended senior secured credit facility.

Acquisitions and Sales

During the year ended December 31, 2014, we invested $150.8 million, net of cash acquired, for the purchase and sales of businesses and investments in unconsolidated affiliates. These 2014 transactions are described earlier in this Item 7 under the captions “Acquisitions, Equity Investments and Development Projects” and “Discontinued Operations and Other Dispositions.” These transactions are summarized below:

Effective Date	Facility Location	Amount
Investments
October 2014	California	$10.2 million
October 2014	Texas	1.2 million
September 2014	Missouri	1.0 million
July 2014	New Jersey	26.8 million
July 2014	South Dakota	52.0 million
June 2014	Texas	4.2 million
April 2014	New Jersey	17.0 million
March 2014	Indiana	32.3 million
February 2014	Georgia	2.0 million
Various	Various	6.1 million

152.8 million
Sales
August 2014	Pennsylvania	$(1.2 million	)
June 2014	Florida	1.5 million
Various	Various	1.7 million

2.0 million

Total		$150.8 million

During the years ended December 31, 2013 and 2012, we invested $43.0 million and $141.2 million (all net of cash acquired), respectively, to make similar acquisitions. These transactions are summarized in this Item 7 under the caption “Acquisitions, Equity Investments and Development Projects.”

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

Property and Equipment/Facilities under Development

During the year ended December 31, 2014, we added $12.3 million in property and equipment, and an additional $7.1 million under capital lease arrangements. Approximately $4.1 million of the additions related to expansion and development projects, and the remaining $15.3 million primarily represents purchase of equipment at existing facilities. During the year ended December 31, 2013, we added $20.6 million in property and equipment, and an additional $1.8 million under capital lease arrangements. Approximately $11.1 million of the additions related to expansion and development projects, and the remaining $11.3 million primarily represents purchase of equipment at existing facilities. During 2012, we added $20.2 million in property and equipment, and an additional $10.5 million under capital lease arrangements. Approximately $17.5 million of the additions related to expansion and development projects, and the remaining $13.2 million primarily represents purchase of equipment at existing facilities.

Our growth strategy (through both acquisition and de novo projects) will continue to require substantial capital resources, which we estimate to range from $125.0 million to $150.0 million per year over the next three years. If we identify strategic opportunities that are larger than usual for us, then these amounts could increase.

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

The American Recovery and Reinvestment Act of 2009 (“ARRA”) includes provisions to encourage healthcare providers to establish an electronic health record system (“EHR”), including cash incentives for qualifying hospitals and healthcare professionals who meet the criteria during the eligibility period of 2011 through 2016. By September 30, 2013, we had deployed a qualifying EHR at all fourteen of our eligible hospitals. Through the year ended December 31, 2014, we have incurred approximately $26.6 million of total costs to develop and deploy this technology. Of this amount, $3.1 million, $7.4 million and $11.8 million were capitalized in 2014, 2013 and 2012, respectively, and the remaining $4.3 million are classified within operating expenses. Our eligible hospitals, most of which are unconsolidated affiliates, received and then paid us approximately $3.4 million and $7.2 million in federal incentive payments during 2014 and 2013, respectively, which is reflected within our consolidated statements of cash flows as a reduction of capital expenditures.

If we maintain required definitions of meaningful use of EHR in 2015 and 2016, we expect to qualify for additional cash incentives each year. Based upon 2013 and 2014 utilization patterns at our facilities, the total cash incentives we receive for the years 2013 through 2016 would recover substantially all of our investment to date in EHR. Because the Centers for Medicare and Medicaid Services expanded the definition of meaningful use for 2014 and may do so again for future periods, we expect to incur additional costs to maintain our eligibility for federal incentive payments.

Financing Activities

Cash flows used in financing activities were $108.5 million, $67.6 million and $43.0 million in the years ended December 31, 2014, 2013 and 2012, respectively. Historically, our cash flows from financing activities have been received through proceeds from long-term debt and offset by payments on our long-term debt. We also manage the cash of our unconsolidated affiliates. During 2014, our financing activities included net payments on long-term debt of $4.3 million. Cash distributions to noncontrolling interests (the other investors in the facilities we operate) are also a large component of our financing activities and were $75.7 million, $76.0 million and $77.8 million in the years ended December 31, 2014, 2013 and 2012, respectively. Cash held on behalf of our unconsolidated affiliates decreased $25.8 million during the year ended December 31, 2014, but increased during the years ended December 31, 2013 and 2012 by $29.0 million and $17.8 million, respectively.

We intend to fund our ongoing capital and working capital requirements through a combination of cash flows from operations and borrowings under our $125.0 million revolving credit facility, under which we had $108.4 million available at December 31, 2014. We believe that funds generated by operations and funds available under the revolving credit facility will be sufficient to meet working capital requirements over at least the next 12 months. However, in the future, we may have to incur additional debt or issue additional debt or equity securities from time to time. We may be unable to obtain sufficient financing on satisfactory terms or at all.

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

At December 31, 2014, we had $977.6 million outstanding under the amended credit facility at a weighted average interest rate of approximately 4.6%. At December 31, 2014, we had $108.4 million available for borrowing under the revolving credit facility, representing the revolving facility’s $125.0 million capacity, net of the outstanding balance of $15.0 million and $1.6 million of outstanding letters of credit.

The amended credit facility is guaranteed by USPI Holdings, Inc. and its current and future directly and indirectly wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock and the capital stock of each of our wholly owned domestic subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at December 31, 2014.

In April 2012, we issued $440.0 million of 9.0% senior unsecured notes due in April 2020. Interest on the notes is payable on April 1 and October 1 of each year, and commenced on October 1, 2012. At December 31, 2014, we had $440.0 million of the notes outstanding. The notes are unsecured senior obligations of our company; however, the notes are guaranteed by most of our current and future direct and indirect 100%-owned domestic subsidiaries. Additionally, the notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sells assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at December 31, 2014.

Contractual Cash Obligations

Our contractual cash obligations as of December 31, 2014 are summarized as follows:

	Payments Due by Period
Contractual Cash Obligations	Total	Within 1 Year	Years 2 and 3	Years 4 and 5	Beyond 5 Years
	(In thousands)
Long term debt obligations:
Amended senior secured credit facility – new term loan(1)	$673,776	$6,705	$28,410	$638,661	$—
Amended senior secured credit facility – extended term loan(1)	303,843	3,124	300,719	—	—
Senior unsecured notes (1)	440,000	—	—	—	440,000
Other debt at operating subsidiaries(1)	33,860	5,820	12,091	5,495	10,454
Interest on long-term debt obligations(2)	373,256	84,787	158,395	118,297	11,777
Capitalized lease obligations(3)	37,742	5,429	9,258	7,365	15,690
Operating lease obligations	95,491	18,516	32,199	23,950	20,826

Total contractual cash obligations	$1,957,968	$124,381	$541,072	$793,768	$498,747

(1)	Scheduled principal payments.

(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the December 31, 2014 rates applicable to each debt instrument.

(3)	Includes principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have noncontrolling interest holders who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to USPI and is generally secured by the assets of those operating entities. The total amount of these obligations, which was $58.3 million at December 31, 2014, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was approximately 45% at December 31, 2014. As further discussed below, our unconsolidated affiliates that we account for under the equity method have debt and capitalized lease obligations that are generally non-recourse to USPI and are not included in our consolidated financial statements.

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

Purchases and Sales of Noncontrolling Interests

During 2014, 2013 and 2012, we purchased and sold a net of $2.5 million, $1.6 million and $4.8 million of noncontrolling interests. Transactions with noncontrolling interests in which we do not lose control of an entity are classified as financing activities. These transactions represent equity transactions because they are between us (or our subsidiaries) and noncontrolling interests

Dividend Payments

On April 3, 2012 and December 17, 2012, we paid cash dividends of approximately $314.5 million and $69.9 million, respectively, to our Parent’s equity holders.

Off-Balance Sheet Arrangements

As a result of our strategy of partnering with physicians and health systems, we do not own controlling interests in the majority of our facilities. We account for 156 of our 219 surgical facilities under the equity method. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At December 31, 2014, the total debt on the balance sheets of our unconsolidated affiliates was approximately $356.2 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was approximately 26% at December 31, 2014. USPI or one of our wholly-owned subsidiaries had collectively guaranteed $20.8 million of the $356.2 million in total debt of our unconsolidated affiliates as of December 31, 2014. In addition, our unconsolidated affiliates have obligations under operating leases, of which we or a wholly owned subsidiary had guaranteed $8.3 million as of December 31, 2014. Of the total $29.1 million of guarantees related to unconsolidated affiliates, approximately $2.8 million represents guarantees of obligations of two facilities which have been sold. We have full recourse to the buyers with respect to the $2.8 million related to the sold facilities. Some of the facilities we are currently developing will be accounted for under the equity method. As these facilities become operational, they will have debt and lease obligations.

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

Related Party Transactions

We have entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3% to 8%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $80.6 million, $71.1 million, and $67.6 million in 2014, 2013, and 2012, respectively, and are included in management and contract service revenues in our consolidated statements of income.

We regularly engage in purchases and sales of ownership interests in our facilities. We operate 33 surgical facilities in partnership with Baylor Scott & White and local physicians in the Dallas/Fort Worth area. Baylor Scott & White Health’s Chief Executive Officer is a member of our board of directors. The following table summarizes transactions with Baylor Scott & White’s during 2013. We had no such transactions in 2014 or 2012. We believe that the sale price was approximately the same as if it had been negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

Date	Facility Location		Proceeds	Gain

January 2013	Dallas, Texas	(1)	$9.0 million	$	— million

(1)	We contributed two surgery centers to a joint venture with Baylor Scott & White. We continue to account for these facilities under the equity method.

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in our company, in the amount of $2.0 million for the years ended December 31, 2014, 2013 and 2012. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At December 31, 2014, we had approximately $8.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $7.7 million is included in other long term liabilities in our consolidated balance sheet. At December 31, 2013, we had approximately $7.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $6.7 million is included in other long term liabilities in our consolidated balance sheet.

We have a revolving line of credit with European Surgical Partners Limited (ESP), a company owned in part by affiliates of Welsh Carson, members of USPI’s management and other investors of up to $3.0 million. The balance owed to us by ESP was $2.5 million and $0.9 million at December 31, 2014 and 2013, respectively, and is included in “Other Assets” in the accompanying consolidated balance sheets. The borrowing bears interest at 6.5% per annum and matures upon the earlier of the refinance or discharge of ESP under its current third-party credit facility, at which time all principal and interest is due. We believe that the terms of the revolving line of credit are approximately the same as if they had been negotiated on an arms’ length basis.

New Accounting Pronouncements

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

On February 18, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU), which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships and limited liability companies among others. The ASU reduces the number of consolidation models from four to two and places more emphasis on the risk of loss when determining a controlling financial interest, reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity and can change consolidation conclusions for companies that make use of limited partnerships or variable interest entities. The new standard is effective on January 1, 2016, however early adoption is permitted. We are evaluating the effect that the ASU may have on our consolidated financial statements and disclosures.

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

Our financing arrangements with many commercial lenders are based on the spread over LIBOR or Prime. At December 31, 2014, $473.9 million of our outstanding debt was in fixed rate instruments and the remaining $977.6 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $9.8 million.

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

None.

Item  9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Commission. Such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our reports filed with the Commission. There have been no significant changes in our internal controls which could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework—1992. Management’s assessment included an evaluation of the design and testing of the operational effectiveness of the Company’s internal control over financial reporting. USPI acquired several subsidiaries and equity method investments during 2014. Accordingly, management’s evaluation excluded the operations of the following subsidiaries and equity method investments acquired during 2014, with total assets of approximately $96.5 million and approximately $2.3 million of revenues included in the Company’s consolidated financial statements as of December 31, 2014:

•	USP Hazelwood, Inc.

•	USP Morris, Inc.

•	USP Siouxland, Inc.

•	USP Sacramento, Inc. (Investment in Hacienda Outpatient Surgery Center, LLC)

•	USP San Antonio, Inc. (Investment Alamo Heights Surgical Hospital Group, LP)

Based on this assessment, management did not identify any material weakness in the Company’s internal control, and management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included with the Company’s consolidated financial statements in Item 15(a)(1).

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

Directors and Executive Officers

Executive officers of USPI are appointed annually by the board of directors and serve until their successors are duly elected and qualified. Directors are elected by USPI’s stockholders and serve until their successors are duly elected and qualified. There are no arrangements or understandings between any officer or director and any other person pursuant to which any officer or director was, or is to be, selected as an officer, director, or nominee for officer or director. There are no family relationships among any of our executive officers or directors. The names, ages as of February 23 2015, and positions of the executive officers and directors of USPI are listed below along with their relevant business experience.

Name	Age	Position(s)
Paul B. Queally	50	Chairman of the Board
William H. Wilcox	63	Chief Executive Officer and Director
Brett P. Brodnax	50	President and Chief Development Officer
Jason B. Cagle	42	Senior Vice President and Chief Financial Officer
Philip A. Spencer	45	Executive Vice President, Business Development
Sandra R.A. Karrmann	49	Senior Vice President and Chief Human Resources and Support Services Officer
Joel T. Allison	67	Director
Anthony F. Ecock	53	Director
John C. Garrett, M.D.	72	Director
D. Scott Mackesy	46	Director
James Ken Newman	71	Director
Harold L. Paz, M.D., M.S.	60	Director
Raymond A. Ranelli	67	Director

Paul B. Queally has served as a director of USPI since its inception in February 1998 and serves as the chairman of the compensation committee and a member of the executive committee. Mr. Queally is Co-President of Welsh, Carson, Anderson & Stowe, where he focuses primarily on investments in the healthcare industry and is a managing member of the general partner of Welsh, Carson, Anderson & Stowe IX, L.P. Prior to joining Welsh Carson in 1996, Mr. Queally was a general partner at the Sprout Group, the private equity group of the former Donaldson, Lufkin & Jenrette. He is a member of the boards of directors of AGA Medical Corporation, Aptuit, Inc. and several private companies. Mr. Queally’s service on the boards of multiple private and public companies and his extensive experience in corporate transactions, including mergers and acquisitions, leveraged buyouts and private equity financing, provide the board with an important perspective in making strategic decisions.

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

Sandra R.A. Karrmann joined USPI as the senior vice president, chief human resources officer and support services officer in January 2013. Prior to joining USPI, Ms. Karrmann served in various leadership positions in human resources with Yum! Brands, Inc. from August 2007 until December 2012, including serving as the chief people officer of Yum! Restaurants International from March 2009 until January 2012 and chief people officer of Pizza Hut from August 2007 until March 2009. Prior to that time, Ms. Karrmann served as the executive vice president, chief human resources officer of Meritage Homes Corporation and held various leadership positions in human resources with Pepsico, Inc./Frito-Lay, Inc., Heller Financial, Inc. and Macy & Company, Inc.

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

James Ken Newman has served on our board since May 2005 and is a member of the audit and compliance committee. Mr. Newman served as president and chief executive officer of Horizon Health Corporation from May 2003 until its sale in June 2007 and as chairman of the board from February 1992 until June 2007. From July 1989 until September 1997, he served as president of Horizon Health and from July 1989 until October 1998, he also served as chief executive officer of Horizon Health. Mr. Newman is a member of the board of directors of Telecare Corporation and Springstone, Inc. Mr. Newman’s leadership and experience in the healthcare industry helps the board better assess the challenges and opportunities facing USPI.

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

Raymond A. Ranelli joined our board in May 2007 and serves as the chairman of the audit and compliance committee. Mr. Ranelli retired from PricewaterhouseCoopers in 2003 where he was a partner for over 20 years. Mr. Ranelli held several positions at PricewaterhouseCoopers including Vice Chairman and Global Leader of the Financial Advisory Services practice. Mr. Ranelli is also a director of Syniverse Technologies, Inc., K2M, Inc. and several private companies. Mr. Ranelli possesses in-depth, practical knowledge of financial and accounting principles, having served in the financial services sector for over 20 years and serving on other boards and committees. This background, along with his past experience as a certified public accountant, is important to his role as chairman of the audit and compliance committee.

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

Item 11.    Executive Compensation

Overview

This compensation discussion and analysis describes the material elements of compensation awarded to named executive officers for our 2014 fiscal year. It should be read in conjunction with the Summary Compensation Table, related tables and the narrative disclosure. Unless otherwise specifically noted, the information contained in this section is stated as of December 31, 2014.

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

Base Salary

Base salaries for our named executive officers are established based on the scope of their responsibilities and their prior relevant experience, taking into account competitive market compensation paid by other companies in our industry for similar positions and the overall market demand for such executives at the time of hire. A named executive officer’s base salary is also determined by reviewing the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy. Base salaries are reviewed annually and may be increased for merit reasons, based on the executive’s success in meeting or exceeding individual performance objectives. Additionally, we may adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities. Based on these factors base salaries for our named executive officers were set as follows effective August 1, 2014: $650,000 for Mr. Wilcox, $600,000 for Mr. Brodnax, $400,000 for Mr. Cagle, $390,000 for Ms. Karrmann and $390,000 for Mr. Spencer.

Annual Bonus

Our compensation program includes eligibility for an annual incentive cash bonus. The compensation committee assesses the level of the named executive officer’s achievement of meeting individual goals, as well as that officer’s contribution towards our long-term, Company-wide goals. The amount of the cash bonus depends primarily on the Company meeting budgeted EBITDA goals, with a target bonus for each named executive officer generally set as a percentage of base salary. Target bonuses for the named executive officers were set at the following percentages of base salary for 2014, 52% for Mr. Wilcox, 42% for Mr. Brodnax, 36% for Messrs. Spencer and Cagle and 33% for Ms. Karrmann. Based on the Company’s EBITDA performance compared to budget in 2014, the named executive officers received bonuses equal to the following percentages of their base salary for 2014: 47% for Mr. Wilcox (excluding discretionary contributions to the deferred compensation plan), 32% for Mr. Brodnax, 25% for Mr. Spencer, 38% for Mr. Cagle and 28% for Ms. Karrmann.

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

Long-Term Equity Incentives

We believe that equity-based awards allow us to reward named executive officers for their sustained contributions to the Company. We also believe that equity awards reward continued employment by a named executive officer, with an associated benefit to us of employee continuity and retention. We believe that equity awards provide management with a strong link to long-term corporate performance and the creation of stockholder value. The compensation committee has the authority to grant shares of restricted stock and options to purchase shares of certain classes of common and preferred equity securities of our Parent. The compensation committee does not award equity awards according to a prescribed formula or target. Instead, the compensation committee takes into account the individual’s position, scope of responsibility, ability to affect profits and the individual’s historic and recent performance and the value of the awards in relation to other elements of the individual executive’s total compensation. Effective July 15, 2014, Mr. Cagle and Ms. Karrmann were granted options to purchase 300,000 shares of the Company’s common stock and Mr. Spencer was granted options to purchase 200,000 shares of the Company’s common stock. These options vest ratably over four years and have an exercise price of $2.00 per share, equal to the compensation committee’s estimate of fair value on the date of grant. No other equity awards were granted to the Company’s named executive officers in 2014. For a further description of the Company’s equity-based plan, see “Restricted Stock and Option Plan” below.

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

We also make available to our named executive officers certain perquisites and other benefits that we believe are reasonable and consistent with the perquisites that would be available to them at companies with whom we compete for experienced senior management. The primary perquisite we currently provide to named executive officers as well as certain other select members of the management team is access to a Deferred Compensation Plan (“DCP”) through which the individuals can voluntarily defer up to 75% of their base salary and 100% of their bonus. We match fifty percent of the first ten percent of compensation voluntarily deferred under this plan. Additionally, in 2014 we contributed $200,000 to Mr. Wilcox’s DCP account.

Compensation Committee Report

The compensation committee of USPI has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee

Paul B. Queally, Chairman
D. Scott Mackesy

Summary Compensation Table for 2014

The following table sets forth the total remuneration paid by us for each of the last three fiscal years to the named executive officers.

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation	Change in Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
William H. Wilcox	2014	$650,000	$303,608	(2)	$—	$—	$—	$167,748	$245,591	(3)	$1,366,947
Chief Executive Officer	2013	643,750	101,810	(2)	—	—	—	218,756	247,066	(3)	1,211,382
and Director	2012	630,823	138,577	(2)	—	—	—	160,687	7,896,292	(3)	8,826,379

Brett P. Brodnax	2014	570,833	184,492	(2)	—	—	—	19,440	36,967	(3)	811,732
President and	2013	543,750	92,724	(2)	—	—	—	57,434	41,109	(3)	735,017
Chief Development Officer	2012	530,833	120,421	(2)	—	—	—	43,243	3,102,542	(3)	3,797,039

Jason B. Cagle	2014	385,417	145,307	(2)	—	243,000	—	12,005	31,471	(3)	817,200
Senior Vice President and	2013	358,333	82,739	(2)	—	449,500	—	29,995	28,437	(3)	949,004
Chief Financial Officer

Philip A. Spencer	2014	368,417	91,103	(2)	—	162,000	—	14,034	11,716	(4)	647,270
Executive Vice President,	2013	350,083	72,321	(2)	—	124,000	—	21,490	30,043	(4)	597,937
Business Development	2012	343,500	91,779		—	—	—	11,209	832,175	(4)	1,278,663

Sandra R.A. Karrmann	2014	352,083	100,000	(2)	—	243,000	—	—	7,905	(3)	702,988
Senior Vice President and	2013	320,208	100,000	(2)	—	186,000	—	—	8,131	(3)	614,339
Chief Human Resources and Support Services Officer

(1)

We account for the cost of stock-based and option-based compensation awarded under the 2007 Equity Incentive Plan adopted by our Parent under which the cost of equity awards to employees is measured by the aggregate grant date fair value of the awards on their grant date calculated in accordance with the FASB’s Accounting Standards Codification Topic 718. No forfeitures occurred during 2012, 2013 or 2014. Assumptions used in calculation of these amounts are included in Note 13 to our consolidated audited financial statements for the fiscal year ended December 31, 2014, included in this Annual Report on Form 10-K.

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

(3)

Includes cash dividends paid on stock awards held by each named executive officer and discretionary contributions to the named executive officers’ DCP, matching contributions to the named executive officers’ DCP and 401(k) accounts and cash incentives for participation in the Company’s wellness program as follows:

	Cash Dividends on Stock Awards	Discretionary Contribution to DCP	Matching Contribution 401(k)	Matching Contribution DCP	Wellness Program Incentive
Mr. Wilcox
2014	$—	$200,000	$7,800	$37,591	$200
2013	—	$200,000	$7,650	$39,116	$300
2012	7,657,250	200,000	7,500	31,542	—

Mr. Brodnax
2014	—	—	7,800	29,167	—
2013	—	—	7,650	33,209	250
2012	3,068,500	—	7,500	26,542	—

Mr. Cagle
2014	—	—	7,800	23,471	200
2013			7,650	20,787	—

Mr. Spencer
2014	—	__	7,800	3,616	300
2013	—	—	7,650	22,093	300
2012	807,500	—	7,500	17,175	—

Ms. Karrmann
2014	—	—	7,505	—	400
2013	—	—	7,531		600

Grant of Plan-Based Awards

The following table shows the plan-based awards granted to the named executive officers during 2014.

Name	Grant Date	All Other Options Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
William H. Wilcox	—	—	—	—
Brett P. Brodnax	—	—	—	—
Jason B. Cagle	7/15/2014	300,000	$2.00	$243,000
Philip A. Spencer	7/15/2014	200,000	2.00	162,000
Sandra R.A. Karrmann	7/15/2014	300,000	2.00	243,000

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by our named executive officers as of December 31, 2014.

			Option Awards				Stock Awards
	Grant Date		Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Shares that have not Vested		Fair Value of Shares that have not Vested(6)
Name			(Exerciseable)	(Unexerciseable)
William H. Wilcox	4/19/2007	(1)	—	—	—	—	2,375,000	(7)	$5,106,250
	4/19/2007	(1)	—	—	—	—	496,536	(8)	1,067,552
Brett P. Brodnax	4/19/2007	(1)	—	—	—	—	950,000	(7)	2,042,500
	4/19/2007	(1)	—	—	—	—	275,853	(8)	593,084
	6/1/2011	(2)	750,000	250,000	$0.29	6/1/2019	—		—
Jason B. Cagle	4/19/2007	(1)	—	—	—	—	87,500	(7)	188,125
	6/1/2011	(2)	75,000	25,000	0.29	6/1/2019	—		—
	3/1/2013	(3)	181,250	543,750	1.59	3/1/2021	—		—
	7/15/2014	(4)	—	300,000	2.00	7/15/2022	—		—
Philip A. Spencer	8/28/2009	(5)	—	—	—	—	250,000	(7)	537,500
	3/1/2013	(3)	50,000	150,000	1.59	3/1/2021	—		—
	7/15/2014	(4)	—	200,000	2.00	7/15/2022	—		—
Sandra R.A. Karrmann	3/1/2013	(3)	75,000	225,000	1.59	3/1/2021	—		—
	7/15/2014	(4)	—	300,000	2.00	7/15/2022	—		—

(1)	Upon consummation of the merger, our named executive officers received new stock awards under the 2007 Equity Incentive Plan.

(2)

Mr. Brodnax and Mr. Cagle received option awards under the 2007 Equity Incentive Plan in connection with promotions. In connection with the dividends declared on the Company’s stock in 2012, the exercise price on these options was reduced to $0.29 during 2012.

(3)

Messrs. Cagle and Spencer and Ms. Karrmann received option awards under the 2007 Equity Incentive Plan in connection with a promotion to Chief Financial Officer for Mr. Cagle, assumption of additional responsibilities for Mr. Spencer and as an initial equity grant upon joining USPI for Ms. Karrmann.

(4)	Messrs. Cagle and Spencer and Ms. Karrmann received option awards under the 2007 Equity Incentive Plan.

(5)	Mr. Spencer received a stock award upon joining the Company.

(6)

Because there is no active trading market for our common stock, we rely on members of the compensation committee and Welsh Carson to determine in good faith the fair value of our common stock. As of December 31, 2014, this value was determined to be $2.15 per share of common stock. Neither USPI, USPI Holdings, Inc. nor USPI Group Holdings, Inc. has any class of equity securities registered under Section 12 of the Exchange Act.

(7)	The restrictions with respect to these shares will lapse on April 19, 2015; provided however, that such restrictions may lapse sooner if certain internal rate of return targets are met.

(8)

The restrictions with respect to such shares will lapse upon a change of control or other exit event provided that Welsh Carson shall have disposed of all of its shares of our Parent acquired in connection with the merger and received its cost basis in such shares plus a return of at least 100%.

Option Exercises and Stock Values

The following table shows all stock options exercised during 2014 and the value realized upon exercise, and all stock awards vested during 2014 and the value realized upon vesting.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
William H. Wilcox	N/A	$—	—	$—
Brett P. Brodnax	N/A	—	—	—
Jason B. Cagle	N/A	—	—	—
Philip A. Spencer	N/A	—	—	—
Sandra R.A. Karrmann	N/A	—	—	—

Restricted Stock and Option Plan

Our Parent adopted the 2007 Equity Incentive Plan which became effective contemporaneously with the consummation of the merger, which we sometimes refer to as the equity plan. The purposes of the equity plan are to attract and retain the best available personnel, provide additional incentives to our employees, directors and consultants and to promote the success of our business. A maximum of 31,816,215 shares of common stock may be delivered in satisfaction of awards made under the equity plan.

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

The restricted shares acquired under the equity plan shall vest in full upon a change of control if, as a result of such change of control, Welsh Carson shall have disposed of all of the investor shares and received its cost basis in its investor shares plus an investor return of at least 100%. In the event the shares do not vest on such change of control, such shares shall be forfeited upon the closing of such change of control.

Nonqualified Deferred Compensation

The following table shows certain information regarding the named executive officers’ DCP accounts as of December 31, 2014.

	2014 Activity				Aggregate Balance at December 31, 2014
Name	Executive Contribution	USPI Contribution	Aggregate Earnings	Aggregate Withdrawals/ Distributions
William H. Wilcox	$75,181	$237,591	$167,748	$94,941	$3,732,687
Brett P. Brodnax	58,333	29,167	19,440	—	554,661
Jason B. Cagle	46,941	23,470	12,005	—	339,698
Philip A. Spencer	7,232	3,616	14,034	44,560	208,365
Sandra R. Karrmann	—	—	—	—	—

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

Our board of directors designates those persons who are eligible to participate in the DCP. Currently, each of Messrs. Wilcox, Brodnax, Spencer and Cagle, and Ms. Karrmann are eligible to participate in the DCP. The DCP enables participants to defer all or a portion of their bonus in a calendar year and up to 75% of their base salary, typically by making a deferral election in the calendar year prior to the year in which the bonus relates or the annual salary is otherwise payable.

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

We have employment agreements with William H. Wilcox as Chief Executive Officer, Brett P. Brodnax as President and Chief Development Officer, Jason B. Cagle as Senior Vice President and Chief Financial Officer, Philip A. Spencer as Executive Vice President, Business Development and Sandra R.A. Karrmann as Senior Vice President and Chief Human Resources and Support Services Officer

The initial term of our employment agreement with William H. Wilcox was for two years from April 18, 2007. Thereafter, Mr. Wilcox’s employment agreement automatically renews for additional two-year terms unless at least 30 days prior to the end of a two-year term, USPI or Mr. Wilcox gives notice that it or he does not wish to extend the agreement. Mr. Wilcox is paid a base salary of $650,000 per year, subject to increase from time to time with the possibility of a bonus, determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Brett P. Brodnax was for one year from April 18, 2007. Thereafter, Mr. Brodnax’s agreement automatically renews for additional one-year terms unless at least 30 days prior to the end of a one-year term, USPI or Mr. Brodnax gives notice that it or he does not wish to extend the agreement. Mr. Brodnax is paid a base salary of $600,000 per year, subject to increase from time to time with the possibility of a bonus, determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Jason B. Cagle is for one year from April 18, 2007. Thereafter, Mr. Cagle’s employment agreement automatically renews for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or Mr. Cagle gives notice that it or he does not wish to extend the agreement. Mr. Cagle is paid a base salary of $400,000 per year, subject to increase from time to time with the possibility of a bonus determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Philip A. Spencer was for three years from July 29, 2009. Thereafter, Mr. Spencer’s employment agreement automatically renews for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or Mr. Spencer gives notice that it or he does not wish to extend the agreement. Mr. Spencer is paid a base salary of $390,000 per year, subject to increase from time to time with the possibility of a bonus determined by the compensation committee in its sole discretion.

The initial term of our employment agreement with Sandra R.A. Karrmann was for one year from January 7, 2013. Thereafter, Ms. Karrmann’s employment agreement automatically renews for additional one-year terms unless at 30 days prior to the end of a one-year term, USPI or Ms. Karrmann gives notice that it or she does not wish to extend the agreement. Ms. Karrmann is paid a base salary of $390,000 per year, subject to increase from time to time with the possibility of a bonus determined by the compensation committee in its sole discretion; provided however, Ms. Karrmann’s bonus for 2014 is a minimum of $100,000.

Each of the employment agreements with our named executive officers also provides that if the executive is terminated for cause, or if he terminates his employment agreement without certain enumerated good reasons, we shall pay to him any accrued or unpaid base salary through the date of his termination. In addition, if we terminate the employment without cause or upon failure to renew his employment agreement, or if he terminates his employment for certain enumerated good reasons, we will (i) continue to pay him his base salary at the rate in effect on the date of his termination for 12 months; (ii) continue his health insurance benefits for 12 months following his date of termination (24 months for Mr. Wilcox) or the economic equivalent thereof if such continuation is not permissible under the terms of our health insurance plan; and (iii) pay him a good faith estimate of the bonus he would have received had he remained employed through the end of the fiscal year in which his termination occurred. Our obligations set forth in items (i) to (iii) above are conditioned on the executive signing a release of claims and the continued performance of his continuing obligations under his employment agreement.

In connection with the consummation of the merger and the adoption of our Parent’s equity plan, certain of our executive officers, including our named executive officers who were employed by USPI at the time of the merger, were awarded restricted shares of our Parent’s common stock under the equity plan pursuant to an agreement between each such named executive officer and our Parent. Pursuant to these restricted stock award agreements with our named executive officers, upon termination of such named executive officer’s employment for any reason (including, without limitation, as a result of death, disability, incapacity, retirement, resignation, or dismissal with or without cause), any vested shares as of the date of such termination shall remain vested shares and no additional shares will become vested after the date of such termination unless USPI consummates a change of control within 180 days after such named executive officer’s termination, in which case, such unvested shares shall become fully vested if such awards would have become fully vested had such named executive officer not been terminated on the date of such change of control as described below. Additionally, pursuant to such restricted stock award agreements with our named executive officers, all unvested restricted shares vest in full upon a change of control if, as a result of such change of control, Welsh Carson shall have disposed of all of its shares of our Parent acquired in connection with the merger and received its cost basis in such shares plus a return of at least 100%. In the event such restricted shares do not vest on such change of control, then such restricted shares shall be forfeited upon the closing of such change of control.

Potential Payments Upon Termination or Change of Control

The following table sets forth for each named executive officer potential post-employment payments and payments on a change in control and assumes that the triggering event took place on December 31, 2014.

Name	Cash Severance Payment		Accrued Bonus(1)(2)	Benefits(3)		Accelerated Vesting of Restricted Stock Awards upon Change of Control(4)	Accelerated Vesting of Stock Option Awards upon Change of Control(5)
William H. Wilcox	$1,300,000	(6)	$303,608	$16,416	(6)	$6,173,802	$—
Brett P. Brodnax	600,000	(7)	184,492	12,696	(7)	2,635,584	140,000
Jason B. Cagle	400,000	(7)	145,307	14,772	(7)	188,125	396,000
Philip A. Spencer	390,000	(7)	91,103	5,881	(7)	537,500	129,000
Sandra R.A. Karrmann	390,000	(7)	100,000	14,772	(7)	—	171,000

(1)	Amounts are based on the bonus amount paid with respect to 2014.

(2)	Amounts will be paid at such time as annual bonuses are payable to other executive and officers of USPI in accordance with USPI’s normal payroll practices.

(3)

Amounts consist of the cost to continue to pay such named executive officer’s health insurance benefits for the designated term or the economic equivalent thereof if such continuation is not permissible under the terms of the USPI’s health insurance plan.

(4)

Pursuant to the restricted stock award agreements with our named executive officers, all unvested restricted shares of our Parent’s common stock will vest in full upon a change of control if, as a result of such change of control, Welsh Carson shall have disposed of all of its shares of our Parent acquired in connection with the merger and received its cost basis in such shares plus a return of at least 100%. A change of control is not defined to include an initial public offering of our stock. In the event such restricted shares do not vest on such change of control, then such restricted shares shall be forfeited upon the closing of such change of control transaction. The results in this column are the result of multiplying the total possible number of restricted shares of our Parent’s common stock that vest upon a change of control by $2.15 per share. Because there is no active trading market for our common stock, we rely on members of the compensation committee and Welsh Carson to determine in good faith the fair value of our common stock. As of December 31, 2014, this value was determined to be $2.15 per share of common stock. Neither USPI, USPI Holdings, Inc. nor USPI Group Holdings, Inc. has any class of equity securities registered under Section 12 of the Exchange Act.

(5)

Pursuant to the 2007 Equity Incentive Plan, upon a change of control, unvested options of our named executive officers shall vest. The results in this column are the result of multiplying the number of unvested options by the difference of the fair value of our common stock on December 31, 2014 of $2.15 per share and the exercise price applicable to the named executive officer’s option award.

(6)	Amounts to be paid over twenty-four months.

(7)	Amounts to be paid over twelve months.

Director Compensation

The chairman and members of our board of directors who are also officers or employees of USPI, affiliates of Welsh Carson and Mr. Allison do not receive compensation for their services as directors. At Mr. Allison’s direction, his compensation for his service as a director are paid to his employer, Baylor Scott & White Health. At Mr. Paz’s direction, $26,250 of his compensation for his service as a director for 2014 were paid to his employer, Pennsylvania State University. The other directors (“non-employee directors”) receive cash compensation in the amount of $50,000 per year and are eligible to participate in our group insurance benefits. If a non-employee director elects to participate, the director will pay the full cost of such benefits. Non-employee directors also receive the following for all meetings attended: $2,500 per board meeting, $1,250 per telephonic meeting, $3,000 per audit committee meeting and $1,000 per other committee meeting. In addition, the audit committee chairman is paid a retainer of $20,000 per year.

The following table sets forth the compensation paid to our non-employee directors in 2014.

2014 Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total
Joel T. Allison	$—	$—	$—	$—
John C. Garrett, M.D.	67,000	78,750	19,700	165,450
James Ken Newman	65,750	78,750	19,700	164,200
Harold L. Paz, M.D., M.S.	25,000	250,000	—	275,000
Raymond A. Ranelli	84,500	78,750	19,700	182,950

(1)

We account for the cost of stock-based compensation awarded under the 2007 Equity Incentive Plan adopted by our Parent under which the cost of equity awards to employees is measured by the aggregate grant date fair value of the awards on their grant date calculated in accordance with the FASB’s Accounting Standards Codification Topic 718. No forfeitures occurred during 2014. On May 1, 2014 a grant of 45,000 restricted shares was made to each of Parent’s non-employee directors with the exception of Dr. Paz. On September 26, 2014, Dr. Paz received a grant of 125,000 restricted shares. The restricted shares were valued at $1.75 and $2.00 per share, respectively, equal to the fair value per share of common stock as determined by the compensation committee. The shares vest 25% per year over four years.

(2)	Non-employee directors were issued a cash stipend of $19,700 in connection with the stock awards issued in May 2014.

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

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors consists of Messrs. Queally (Chairman) and Mackesy. None of such persons are officers or employees or former officers or employees of the Company. None of the executive officers of the Company served as a member of the compensation committee of any other company during 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

USPI does not issue any of its equity securities in conjunction with an equity compensation plan. See Item 11, “Executive Compensation — Restricted Stock and Option Plan,” for a discussion of Parent’s equity compensation plan.

All of the issued and outstanding stock of USPI is owned by Holdings, which in turn is wholly-owned by Parent. The following table sets forth information as of February 23, 2014, with respect to the beneficial ownership of the capital stock of our Parent by (i) our chief executive officer and each of the other named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our Parent’s outstanding capital stock.

Except as described in the agreements mentioned above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting, dispositive and investment power with respect to the indicated shares of common stock beneficially owned by them.

Name of Beneficial Owner(1)	Common Shares Beneficially Owned	Percent of Outstanding Common Shares	Participating Preferred Shares Beneficially Owned	Percent of Outstanding Participating Preferred Shares
Welsh, Carson, Anderson & Stowe(2)	136,623,356	82.6%	17,326,775	96.3%
California State Teacher’s Retirement System(3)	22,183,099	13.4%	2,816,901	15.7%
CPP Investment Board (USRE II) Inc.(4)	26,619,718	16.1%	3,380,282	18.8%
Silvertech Investment PTE Ltd(5)	8,873,239	5.4%	1,126,761	6.3%
William H. Wilcox(6)	6,188,790	3.7%	236,619	1.3%
Brett P. Brodnax(7)	3,138,811	1.9%	27,042	*
Jason B. Cagle(8)	674,618	*	7,888	*
Philip A. Spencer(9)	613,310	*	1,690	*
Sandra R.A. Karrmann(10)	150,000	*	—	*
Joel T. Allison	—	—	—	—
Anthony F. Ecock(11)	—	—	—	—
John C. Garrett, M.D.(12)	258,095	*	16,901	*
D. Scott Mackesy(11)(13)	125,000	*	—	—
James K. Newman(14)	302,463	*	22,535	*
Paul B. Queally(11)(15)	255,457	*	22,281	*
Raymond A. Ranelli(13)	182,363	*	7,885	*
Harold L. Paz, M.S., M.D.(12)	125,000	*	—	*
All directors and executive officers as a group(17)	12,013,908	7.3%	342,841	1.9%

*	Less than one percent

(1)	Unless otherwise indicated, the principal executive offices of each of the beneficial owners identified are located at 15305 Dallas Parkway, Suite 1600, Addison, Texas 75001.

(2)

Represents (A) 54,671,610 common shares and 6,942,423 participating preferred shares held by Welsh Carson over which Welsh Carson has sole voting and investment power, (B) 200,200 common shares and 3,200 participating preferred shares held by WCAS Management Corporation, an affiliate of Welsh Carson, over which WCAS Management Corporation has sole voting and investment power, (C) an aggregate 1,462,785 common shares and 185,752 participating preferred over which individuals who are general partners of WCAS X Associates LLC, the sole general partner of Welsh Carson, and/or otherwise employed by an affiliate of Welsh, Carson, Anderson & Stowe have voting and investment power, and (D) an aggregate 80,288,761 common shares and 10,195,400 participating preferred shares held by other co-investors, over which Welsh Carson has sole voting power. WCAS X Associates LLC, the sole general partner of Welsh Carson and the individuals who serve as general partners of WCAS X Associates LLC, including D. Scott Mackesy, Paul B. Queally and Anthony F. Ecock, may be deemed to beneficially own the shares beneficially owned by Welsh Carson. Such persons disclaim beneficial ownership of such shares. The principal executive offices of Welsh, Carson, Anderson & Stowe are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

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

(6)

Represents (A) 1,242,254 common shares and 157,746 participating preferred shares, (B) 4,196,536 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the LBO, and (C) 275,000 common shares, 39,436 participating preferred shares and 100,000 common shares subject to restrictions on transfer owned by each of the Michelle Ann Steen Trust and the Marcus Anthony Steen Trust for which, in each case, Mr. Wilcox acts as trustee and has voting and investment power over such shares. Not included are 1,000,000 common shares owned by the 2012 WHW Descendants Trust over which Mr. Wilcox’s spouse is trustee.

(7)

Represents (A) 212,958 common shares and 27,042 participating preferred shares, (B) 2,175,853 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the LBO and (C) 750,000 options that are exercisable.

(8)

Represents (A) 62,118 common shares and 7,888 participating preferred shares, (B) 175,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the LBO and (C) 437,500 options that are exercisable.

(9)

Represents (A) 13,310 common shares and 1,690 participating preferred shares, (B) 500,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of initial employment with USPI and (C) 100,000 options that are exercisable.

(10)	Represents 150,000 options that are exercisable.

(11)

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

(12)	Represents (A) 133,095 common shares and 16,901 participating preferred shares and (B) 125,000 common shares which are subject to restrictions set forth in a restricted stock award agreement.

(13)	Represents 125,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement.

(14)	Represents (A) 177,463 common shares and 22,535 participating preferred shares and (B) 125,000 common shares which are subject to restrictions set forth in a restricted stock award agreement.

(15)

Represents (A) 172,367 common shares and 21,888 participating preferred shares, (B) an aggregate 3,090 common shares and 393 preferred shares owned by certain trusts established for the benefit of Mr. Queally’s children for which, in each case, Mr. Queally acts as a trustee and has voting and investment power over such shares and (C) 80,000 common shares which are subject to restrictions on transfer set forth in a restricted stock awards agreement.

(16)

Represents (A) 57,363 common shares and 7,885 participating preferred shares and 80,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement owned by the Lisa C. Ranelli Trust for which Mr. Ranelli acts as trustee and has voting and investment power over such shares, and (B) 45,000 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement.

(17)

Does not include (A) 54,671,610 common shares or 6,942,423 participating preferred shares owned by Welsh Carson, or (B) 25,200 common shares or 3,200 participating preferred shares owned by WCAS Management Corporation. Includes an aggregate 9,897,592 common shares which are subject to restrictions on transfer set forth in restricted stock award agreements entered into at the time of the consummation of the LBO.

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

Revolving Line of Credit

The Company has a revolving line of credit with European Surgical Partners Limited (ESP) of up to $3.0 million, a company owned in part by Welsh Carson, its co-investors and the rollover stockholders. The balance owed to the Company by ESP was $2.5 million at December 31, 2014, and the borrowing bears interest at 6.50% per annum and matures upon the earlier of the refinance or discharge of ESP under its current third-party credit facility, at which time all principal and interest is due. The Company believes that the terms of the revolving line of credit are approximately the same as if they had been negotiated on an arms’ length basis.

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

Other Arrangements

We have entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3% to 8%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $80.6 million, $71.1 million, and $67.6 million in 2014, 2013, and 2012, respectively, and are included in management and contract service revenues in our consolidated statements of income.

We regularly engage in purchases and sales of ownership interests in our facilities. We operate 33 surgical facilities in partnership with a Baylor Scott & White Health affiliated entity (Baylor Scott & White) and local physicians in the Dallas/Fort Worth area. Baylor Scott & White Health’s Chief Executive Officer is a member of our board of directors. The following table summarizes transactions with Baylor Scott & White during 2013. We had no such transactions in 2014 and 2012. We believe that the sale price was approximately the same as if it had been negotiated on an arms’ length basis, and the price equaled the value assigned by an external appraiser who valued the business immediately prior to the sale.

Date	Facility Location		Proceeds	Gain
January 2013	Dallas, Texas	(1)	$9.0 million	$	— million

(1)	We contributed two surgery centers to a joint venture with Baylor Scott & White. We continue to account for these facilities under the equity method.

Additionally, we derived approximately 3% of our revenues and approximately 44% of our equity in earnings of unconsolidated affiliates in 2014 from our joint venture with Baylor Scott & White.

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

ITEM 14.    Principal Accounting Fees and Services

The following table shows the aggregate fees billed by KPMG LLP, our independent registered public accounting firm, during the years ended December 31, 2014 and 2013:

Description of Fees	2014	2013
Audit Fees(1)	$1,491,000	$1,578,234
Audit Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	222,500

	$1,491,000	$1,800,234

(1)

Audit Fees. Includes fees billed for professional services rendered for the audit of our annual financial statements included in our Form 10-K, reviews of our quarterly financial statements included in Forms 10-Q, audits of subsidiaries, reviews of our other filings with the SEC, and other research work necessary to comply with generally accepted accounting standards for the years ended December 31, 2014 and 2013.

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

PART IV

Item 15. Exhibits,	Financial Statement Schedules

(a) (1) Financial Statements

The following consolidated financial statements are filed as part of this Form 10-K:

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Comprehensive Income	F-5

Consolidated Statements of Changes in Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8

(2) Financial Statement Schedule — Schedule II	S-1

(3) The following consolidated financial statements of Texas Health Ventures Group, L.L.C. and Subsidiaries are presented pursuant to Rule 3-09 of Regulation S-X:

Report of Independent Auditors	3

Consolidated Balance Sheets as of June 30, 2014 and 2013	4

Consolidated Statements of Income for the years ended June 30, 2014 and 2013	5

Consolidated Statements of Changes in Equity for the years ended June 30, 2014 and 2013	6

Consolidated Statements of Cash Flows for the years ended June 30, 2014 and 2013	7

Notes to Consolidated Financial Statements	8

Report of Independent Auditors	22

Consolidated Balance Sheets as of June 30, 2013 and 2012	23

Consolidated Statements of Income for the years ended June 30, 2013 and 2012	24

Consolidated Statements of Changes in Equity for the years ended June 30, 2013 and 2012	25

Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012	26

Notes to Consolidated Financial Statements	27

(4) Exhibits	IV-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Surgical Partners International, Inc.:

We have audited the accompanying consolidated balance sheets of United Surgical Partners International, Inc. (the Company) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Surgical Partners International, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework—1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas

February 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Surgical Partners International, Inc.:

We have audited United Surgical Partners International, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework—1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, United Surgical Partners International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework—1992 issued by the COSO.

The Company acquired several subsidiaries and equity method investments during 2014, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, the following subsidiary’s and equity method investment’s internal control over financial reporting associated with total assets of $96.5 million and total revenues of $2.3 million included in the consolidated financial statements of United Surgical Partners International, Inc. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the following subsidiaries and equity method investments:

•	USP Hazelwood, Inc.

•	USP Morris, Inc.

•	USP Siouxland, Inc.

•	USP Sacramento, Inc. (Investment in Hacienda Outpatient Surgery Center, LLC)

•	USP San Antonio, Inc. (Investment Alamo Heights Surgical Hospital Group, LP)

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas

February 25, 2015

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
	(In thousands, except share amounts)
ASSETS
Cash and cash equivalents (Note 1)	$36,554	$78,741
Available for sale securities (Note 1)	10,831	10,802
Accounts receivable, net of allowance for doubtful accounts of $11,974 and $10,236 respectively	57,616	51,608
Other receivables (Note 6)	23,568	24,191
Inventories of supplies	8,681	9,049
Deferred tax asset, net (Note 12)	29,518	22,333
Prepaids and other current assets	16,210	16,076

Total current assets	182,978	212,800
Property and equipment, net (Note 7)	128,887	132,474
Investments in unconsolidated affiliates (Note 3)	605,100	521,833
Goodwill (Note 8)	1,265,461	1,229,282
Intangible assets, net (Note 8)	368,190	356,119
Other assets (Note 11)	33,241	28,176

Total assets	$2,583,857	$2,480,684

LIABILITIES AND EQUITY
Accounts payable	$23,272	$17,407
Accrued salaries and benefits	32,571	28,932
Due to affiliates	159,608	184,961
Accrued interest	10,045	10,034
Current portion of long-term debt (Note 9)	18,668	18,916
Other current liabilities	63,359	54,949

Total current liabilities	307,523	315,199
Long-term debt, less current portion (Note 9)	1,457,203	1,454,692
Other long-term liabilities	37,868	36,030
Deferred tax liability, net (Note 12)	205,426	181,543

Total liabilities	2,008,020	1,987,464
Noncontrolling interests — redeemable (Note 4)	195,059	166,578
Commitments and contingencies (Notes 4 and 14)
Equity (Note 13)
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	220,135	228,794
Accumulated other comprehensive income (loss), net of tax	(4)	10
Retained earnings	111,713	50,818

Total USPI stockholder’s equity	331,844	279,622
Noncontrolling interests — nonredeemable (Note 4)	48,934	47,020

Total equity	380,778	326,642

Total liabilities and equity	$2,583,857	$2,480,684

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In thousands)
Revenues:
Net patient service revenues	$533,811	$517,738	$451,598
Management and contract service revenues	96,392	87,559	79,438
Other revenues	10,621	10,934	9,199

Total revenues	640,824	616,231	540,235
Equity in earnings of unconsolidated affiliates	116,607	95,520	96,393
Operating expenses:
Salaries, benefits, and other employee costs	175,463	163,667	138,020
Medical services and supplies	109,636	101,149	83,546
Other operating expenses	110,642	99,425	87,173
General and administrative expenses	48,365	41,458	41,434
Provision for doubtful accounts	10,658	10,006	9,678
Net losses on deconsolidations, disposals and impairments (Notes 2, 3 and 8)	6,887	5,017	7,588
Depreciation and amortization	26,004	27,238	23,955

Total operating expenses	487,655	447,960	391,394

Operating income	269,776	263,791	245,234
Interest income	1,287	1,359	676
Interest expense	(95,028)	(101,163)	(85,934)
Loss on early retirement of debt	—	(5,536)	(37,450)
Other, net	(68)	(2)	(613)

Total other expense, net	(93,809)	(105,342)	(123,321)

Income from continuing operations before income taxes	175,967	158,449	121,913
Income tax expense (Note 12)	(37,507)	(31,389)	(21,502)

Income from continuing operations	138,460	127,060	100,411
Discontinued operations, net of tax (Note 2):
Income from discontinued operations	—	—	3,073
Loss on disposal of discontinued operations	(332)	—	—

Total earnings (loss) from discontinued operations	(332)	—	3,073

Net income	138,128	127,060	103,484
Less: Net income attributable to noncontrolling interests	(77,081)	(78,782)	(72,693)

Net income attributable to USPI’s common stockholder	$61,047	$48,278	$30,791

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$61,379	$48,278	$27,777
Earnings (loss) from discontinued operations, net of tax	(332)	—	3,014

Net income attributable to USPI’s common stockholder	$61,047	$48,278	$30,791

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In thousands)
Net income	$138,128	$127,060	$103,484
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	4,938
Unrealized loss on foreign currency contract, net of tax	—	—	(560)
Unrealized gain (loss) on available for sale securities, net of tax	(14)	(54)	22
Unrealized gain on interest rate swaps, net of tax	—	—	15
Reclassification due to spin-off of U.K. subsidiary:
Foreign currency translation adjustments	—	—	58,682

Total other comprehensive income (loss)	(14)	(54)	63,097

Comprehensive income	138,114	127,006	166,581
Less: Comprehensive income attributable to noncontrolling interests	(77,081)	(78,782)	(72,693)

Comprehensive income attributable to USPI’s common stockholder	$61,033	$48,224	$93,888

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

	USPI Common Stockholder					Noncontrolling Interests — Nonredeemable	Total
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	(In thousands, except share amounts)
Balance, December 31, 2011	100	$—	$778,030	$(63,033)	$17,691	$35,183	$767,871
Distributions to noncontrolling interests	—	—	—	—	—	(10,524)	(10,524)
Purchases of noncontrolling interests	—	—	1,568	—	—	(322)	1,246
Sales of noncontrolling interests	—	—	(18,664)	—	—	5,674	(12,990)
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	—	—	1,981	—	—	—	1,981
Spin-off of U.K. subsidiary (Note 2)	—	—	(193,320)	—	—	(523)	(193,843)
Dividend to Parent’s equity holders (Note 13)	—	—	(338,539)	—	(45,887)	—	(384,426)
Net income	—	—	—	—	30,791	8,784	39,575
Other comprehensive income	—	—	—	63,097	—	—	63,097

Balance, December 31, 2012	100	—	231,056	64	2,595	38,272	271,987
Distributions to noncontrolling interests	—	—	—	—	—	(9,256)	(9,256)
Purchases of noncontrolling interests	—	—	6,431	—	—	(1,395)	5,036
Sales of noncontrolling interests	—	—	(10,356)	—	—	6,094	(4,262)
Acquisition of new business	—	—	—	—	—	2,179	2,179
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	—	—	1,663	—	—	—	1,663
Dividend to Parent’s equity holders	—	—	—	—	(55)	—	(55)
Net income	—	—	—	—	48,278	11,126	59,404
Other comprehensive loss	—	—	—	(54)	—	—	(54)

Balance, December 31, 2013	100	—	228,794	10	50,818	47,020	326,642
Distributions to noncontrolling interests	—	—	—	—	—	(11,094)	(11,094)
Purchases of noncontrolling interests	—	—	2,192	—	—	(1,138)	1,054
Sales of noncontrolling interests	—	—	(14,195)	—	—	1,863	(12,332)
Contribution related to equity award grants by USPI Group Holdings, Inc. and other	—	—	3,344	—	—	—	3,344
Dividend to Parent’s equity holders	—	—	—	—	(152)	—	(152)
Net income	—	—	—	—	61,047	12,283	73,330
Other comprehensive loss	—	—	—	(14)	—	—	(14)

Balance, December 31, 2014	100	$—	$220,135	$(4)	$111,713	$48,934	$380,778

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$138,128	$127,060	$103,484
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (earnings) from discontinued operations	332	—	(3,073)
Loss on early retirement of debt	—	5,536	37,450
Provision for doubtful accounts	10,658	10,006	9,678
Depreciation and amortization	26,004	27,238	23,955
Amortization of debt issue costs and discount	4,497	4,338	4,027
Deferred income taxes	12,943	5,936	3,672
Net losses on deconsolidations, disposals and impairments	6,887	5,017	7,588
Equity in earnings of unconsolidated affiliates, net of distributions received	2,005	(19,571)	(9,502)
Equity-based compensation	3,358	1,841	1,677
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	(15,275)	(9,050)	(6,222)
Other receivables	6,093	(5,350)	(6,501)
Inventories of supplies, prepaids and other assets	(1,789)	(2,629)	(2,289)
Accounts payable and other current liabilities	18,492	7,698	14,115
Other long-term liabilities	(775)	1,822	2,254

Net cash provided by operating activities	211,558	159,892	180,313

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(152,755)	(53,084)	(143,653)
Proceeds from sales of businesses and equity interests, net	1,958	10,036	2,543
Purchases of property and equipment	(12,281)	(20,599)	(20,202)
Sales (purchases) of marketable securities, net	64	(295)	(5,938)
Returns of capital from unconsolidated affiliates	22,000	0	4,718
(Increase) decrease in deposits and notes receivable	(4,229)	(799)	1,625

Net cash used in investing activities	(145,243)	(64,741)	(160,907)

Cash flows from financing activities:
Proceeds from long-term debt, net of debt issuance costs	109,655	145,829	987,548
Payments on long-term debt	(113,921)	(164,614)	(590,338)
Net equity contribution from USPI Group Holdings, Inc. and other	(15)	(182)	(545)
(Purchases) sales of noncontrolling interests, net	(2,541)	(1,620)	4,763
Payment of common stock dividend	(152)	(55)	(384,426)
(Decrease) increase in cash held on behalf of unconsolidated affiliates	(25,800)	28,996	17,798
Distributions to noncontrolling interests	(75,728)	(75,967)	(77,760)

Net cash used in financing activities	(108,502)	(67,613)	(42,960)

Cash flows of discontinued operations:
Operating cash flows	—	—	(8,745)
Investing cash flows	—	—	(11,383)
Financing cash flows	—	—	53,142
Effect of exchange rate changes on cash	—	—	(79)

Net cash provided by discontinued operations	—	—	32,935

Net (decrease) increase in cash and cash equivalents	(42,187)	27,538	9,381
Cash and cash equivalents at beginning of period	78,741	51,203	41,822

Cash and cash equivalents at end of period	$36,554	$78,741	$51,203

Supplemental information:
Interest paid — continuing operations	$90,519	$96,870	$78,572
Income taxes paid — continuing operations	14,635	24,874	8,114
Interest paid — discontinued operations	—	—	772
Income taxes paid — discontinued operations	—	—	15,835
Non-cash transactions:
Spin-off of U.K. subsidiary	$—	$—	$(193,843)
Assets acquired under capital lease obligations — continuing operations	7,075	1,753	10,515

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(1)	Summary of Significant Accounting Policies and Practices

(a) Description of Business

United Surgical Partners International, Inc., a Delaware corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and management of ambulatory surgery centers, surgical hospitals and related businesses. At December 31, 2014, the Company, headquartered in Dallas, Texas, operated 219 short-stay surgical facilities in the United States. Of these 219 facilities, the Company consolidates the results of 63 and accounts for 156 under the equity method. The majority of the Company’s facilities are jointly owned with local physicians and a health system partner that has other healthcare businesses in the region. At December 31, 2014, the Company had agreements with health system partners providing for joint ownership of 154 of the Company’s 219 facilities and also providing a framework for the planning and construction of additional facilities in the future. All but two of the Company’s facilities include physician owners.

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

The Company’s wholly-owned insurance subsidiary maintains certain balances in cash and cash equivalents that are used in connection with its retained professional and general liability risks and are not designated for general corporate purposes. At December 31, 2014 and 2013, these cash and cash equivalents balances were $5.5 million and $4.4 million, respectively.

(f) Available for Sale Securities

At both December 31, 2014 and 2013, the Company had $10.8 million of marketable securities, which are held by the Company’s wholly-owned insurance subsidiary. These investments are used in connection with its retained professional and general liability risks and are not designed for general corporate purposes. The marketable securities consist of U.S. Treasury and corporate debt, are classified as available for sale and are recorded at fair value on the consolidated balance sheet. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available for sale securities are determined on a specific-identification basis. Premiums and discounts on debt securities are amortized or accreted over the life of the related available for sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

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

(m) Revenue Recognition

Revenues consist primarily of net patient service revenues, which are based on the facilities’ established billing rates less allowances and discounts, principally for patients covered under contractual programs with private insurance companies. The Company derives approximately 76% of its net patient service revenues from private insurance payors, approximately 20% from governmental payors and approximately 4% from self-pay and other payors. Amounts are recognized as services are provided.

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

(n) Concentration of Credit Risk

Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company’s customer base and their breakdown among geographical locations in which the Company operates. The Company provides for bad debts principally based upon the aging of accounts receivable and uses specific identification to write off amounts against its allowance for doubtful accounts. The Company believes the allowance for doubtful accounts adequately provides for estimated losses as of December 31, 2014 and 2013. The Company has a risk of incurring losses if such allowances are not adequate.

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

Equity in earnings of unconsolidated affiliates consists of the Company’s share of the profits or losses generated from its noncontrolling equity investments in 156 surgical facilities. Because these operations are central to the Company’s business strategy, equity in earnings of unconsolidated affiliates is classified as a component of operating income in the accompanying consolidated statements of income. The Company has

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

contracts to manage these facilities, which results in the Company having an active role in the operations of these facilities and devoting a significant portion of its corporate resources to the fulfillment of these management responsibilities.

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

(2)	Discontinued Operations and Other Dispositions

Before the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08) in 2014, the Company classified formerly consolidated subsidiaries in which it had no continuing involvement as discontinued operations. The gains or losses on these transactions were classified within discontinued operations in the Company’s consolidated statements of income. The Company also reclassified the historical results of these subsidiaries to remove the operations of these entities from its revenues and expenses, collapsing the net income or loss from these operations into a single line within discontinued operations.

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

During the year ended December 31, 2014, the Company recorded a loss on the disposal of discontinued operations related to operations that were discontinued before the adoption of ASU 2014-08.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The table below summarizes certain amounts related to the Company’s discontinued operations for the period presented (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2012
Revenues	$—	$36,528

Income from discontinued operations before income taxes	$—	$5,137
Income tax expense	—	(2,064)

Income from discontinued operations	$—	$3,073

Loss on disposal of discontinued operations before income taxes	$(511)	$—
Income tax benefit	179	—

Total loss from disposal of discontinued operations	$(332)	$—

During 2014 and 2012, the Company completed sales of investments in two facilities operated through unconsolidated affiliates, including its equity ownership in these entities as well as the related rights to manage the facilities. The Company did not dispose of any facility it operated through an unconsolidated affiliate during 2013. Gains and losses on the disposals of these investments are classified within “Net losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income. These transactions are summarized below:

Date	Facility Location	Proceeds (Payment)		Gain (Loss)
August 2014	Pennsylvania	$(1.2 million	)	$(1.2 million	)
July 2012	Tennessee	0.5 million		0.3 million

The Company from time to time surrenders control of an entity but retains a noncontrolling interest (classified within “investments in unconsolidated affiliates”). These types of transactions result in a gain or loss, computed as the difference between (a) the sales proceeds and fair value of the retained investment and (b) the Company’s carrying value of the investment prior to the transaction. Gains or losses for such transactions are classified within “Net losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income. Fair values for the retained noncontrolling interests are classified as Level 3 within the fair value hierarchy. The fair values are estimated based on market multiples and discounted cash flow models which have been derived from the Company’s experience in acquiring surgical facilities and third party valuations it has obtained with respect to such transactions.

During the year ended December 31, 2014, the Company surrendered control of, but retained an equity method investment in, two entities as summarized below:

Effective Date	Facility Location	Proceeds (Payment)		Gain
June 2014	Florida(1)	$1.5 million		$1.2 million
October 2014	Texas(2)	(1.2 million	)	0.9 million

Total		$0.3 million		$2.1 million

(1)	A controlling interest in a facility was sold to a health system partner as part of the Company’s strategy for partnering with this health system partner.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(2)

A controlling interest in a facility was sold to a health system partner as part of the Company’s strategy for partnering with this health system partner. Also in conjunction with this transaction, the Company obtained an equity method investment in a surgical hospital.

(3)	Investments in Unconsolidated Affiliates and Business Combinations

The Company acquires interests in existing surgery centers from third parties and invests in new facilities that it develops in partnership with health system partners and local physicians. Some of these transactions result in the Company controlling the acquired entity and meet the GAAP definition of a business combination. The financial results of the acquired entities are included in the Company’s consolidated financial statements beginning on the acquisition’s effective closing date. During the year ended December 31, 2014, the Company obtained control of the following entities:

Effective Date	Facility Location	Amount
February 2014	Georgia(1)	$2.0 million
September 2014	Missouri(1)	1.0 million
December 2014	Illinois(2)	— million

Total		$3.0 million

(1)

Acquisition of a controlling interest in and right to manage a surgical facility in which the Company previously had no involvement. The facility is jointly owned with local physicians. The adjustments to arrive at pro forma operating results for these acquisitions are not material.

(2)	The Company obtained control of this facility in which it already had ownership due to changes in the voting rights of the facility. This facility is jointly owned with local physicians.

Although no consideration was transferred, GAAP requires the transaction to be accounted for as a business combination and requires adjusting the carrying value of the Company’s existing ownership to its fair value. Based on the Company’s calculation of fair value, no gain or loss was recorded on the transaction. The fair value (Level 3 within the fair value hierarchy) was estimated based on market multiples and discounted cash flow models which have been derived from the Company’s experience in acquiring surgical facilities and third party valuations it has obtained. The following table presents the unaudited pro forma results as if the Company had acquired this facility on January 1 of each year. The pro forma results are not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on the dates indicated, nor is it indicative of the future operating results of the Company.

	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In thousands)
Total revenues	$654,936	$629,716
Net income attributable to USPI’s common stockholder	$61,047	$48,278

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company controls 63 of its entities and therefore consolidates their results. However, the Company accounts for a majority (156 of its 219 facilities at December 31, 2014) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity. The majority of these investments are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	2014	2013	2012
Unconsolidated facilities operated at year-end	156	149	149
Income statement information:
Revenues	$1,966,669	$1,789,941	$1,731,905
Operating expenses:
Salaries, benefits, and other employee costs	462,379	434,627	401,521
Medical services and supplies	478,273	438,616	429,516
Other operating expenses	444,026	402,561	390,227
Gain on asset disposals, net	(17,905)	(2,037)	(6,280)
Depreciation and amortization	75,097	72,921	72,027

Total operating expenses	1,441,870	1,346,688	1,287,011

Operating income	524,799	443,253	444,894
Interest expense, net	(28,673)	(31,115)	(34,551)
Other, net	233	(197)	426

Income before income taxes	$496,359	$411,941	$410,769

Balance sheet information:
Current assets	$462,344	$380,769	$364,510
Noncurrent assets	566,914	558,744	576,350
Current liabilities	234,228	225,170	218,434
Noncurrent liabilities	357,490	369,371	402,955

The Company’s equity method investment in Texas Health Ventures Group, L.L.C., is considered significant to the Company’s 2014 consolidated financial statements under regulations of the United States Securities & Exchange Commission (SEC). As a result, the Company has filed Texas Health Ventures Group, L.L.C.’s consolidated financial statements with this Form 10-K for the required periods.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company also regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in unconsolidated affiliates that need capital for acquisitions, new construction or other business growth opportunities. During the year ended December 31, 2014, these transactions resulted in a net cash outflow of approximately $146.9 million, which is summarized as follows:

Effective Date	Facility Location	Amount
March 2014	Indiana(1)	$32.3 million
April 2014	New Jersey(1)	17.0 million
June 2014	Dallas-Fort Worth(2)	4.2 million
July 2014	South Dakota(3)	52.0 million
July 2014	New Jersey(1)	26.8 million
October 2014	California(3)	10.2 million
Various	Various(4)	4.4 million

Total		$146.9 million

(1)	Acquisition of a noncontrolling interest in and the right to manage a surgical facility in which the Company previously had no involvement. The facility is jointly owned with local physicians.

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

During the year ended December 31, 2014, the Company received a return of capital in the amount of $22.0 million from one of its unconsolidated affiliates.

(4)	Noncontrolling Interests

The Company controls and therefore consolidates the results of 63 of its 219 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the year ended December 31, 2014, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $8.8 million and $6.2 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net income attributable to USPI’s common stockholder	$61,047	$48,278	$30,791
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(14,195)	(10,356)	(18,664)
Increase in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	2,192	6,431	1,568

Net transfers to noncontrolling interests	(12,003)	(3,925)	(17,096)

Change in equity from net income attributable to USPI and transfers to non-controlling interests	$49,044	$44,353	$13,695

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Upon the occurrence of various fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions, and the income attributable to those interests, are not included as part of the Company’s equity and are carried as noncontrolling interests-redeemable on the Company’s consolidated balance sheets. The activity for the years ended December 31, 2014, 2013 and 2012 is summarized below (in thousands):

Noncontrolling Interests — Redeemable
Balance, December 31, 2011	$106,668
Net income attributable to noncontrolling interests	63,909
Distributions to noncontrolling interests	(67,278)
Purchases of noncontrolling interests	(9,968)
Sales of noncontrolling interests	25,948
Acquisition of new businesses	34,120

Balance, December 31, 2012	153,399
Net income attributable to noncontrolling interests	67,656
Distributions to noncontrolling interests	(66,711)
Purchases of noncontrolling interests	(12,057)
Sales of noncontrolling interests	12,283
Acquisition of new businesses	12,008

Balance, December 31, 2013	166,578
Net income attributable to noncontrolling interests	64,798
Distributions to noncontrolling interests	(64,634)
Purchases of noncontrolling interests	(8,757)
Sales of noncontrolling interests	20,922
Acquisition of new businesses	16,152

Balance, December 31, 2014	$195,059

(5)	Other Investments

The consolidated financial statements include the financial statements of USPI and subsidiaries the Company effectively controls, usually indicated by majority ownership. The Company also determines if it is the primary beneficiary of (and therefore should consolidate) any entity whose operations it does not control with voting rights.

The Company has ownership in an entity that operates and manages ten surgical facilities in the Houston, Texas area. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company is able to make the decisions that are most significant to the operations of the entity and has provided all of the funding for the entity, which the entity has used to acquire surgical facilities. The Company is entitled to a majority of the entity’s earnings until the Company has received a specified return on the investment. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

during the years ended December 31, 2014 or 2013. At December 31, 2014 and 2013, the total assets of this entity were $130.6 million and $123.6 million, and the total liabilities owed to third parties were $25.9 million and $24.8 million, respectively. Such amounts are included in the accompanying consolidated balance sheets.

(6)	Other Receivables

Other receivables consist primarily of amounts receivable for services performed and funds advanced under management and administrative service agreements. As discussed in Note 11, many of the entities to which the Company provides management and administrative services are related parties, due to the Company being an investor in those facilities. At December 31, 2014 and 2013, the amounts receivable from related parties, which are included in other receivables on the Company’s consolidated balance sheet, totaled $7.9 million and $8.2 million, respectively.

(7)	Property and Equipment

At December 31, 2014 and 2013, property and equipment consisted of the following (in thousands):

	Estimated Useful Lives	2014	2013
Land	—	$6,811	$6,736
Buildings and leasehold improvements	10-40 years	116,141	116,850
Equipment and software	3-15 years	149,121	137,198
Furniture and fixtures	5-10 years	7,126	6,080
Construction in progress	—	1,719	1,400

		280,918	268,264
Accumulated depreciation		(152,031)	(135,790)

Net property and equipment		$128,887	$132,474

At December 31, 2014 and 2013, assets recorded under capital lease arrangements, included in property and equipment, consisted of the following (in thousands):

	2014	2013
Land and buildings	$21,087	$21,087
Equipment and furniture	9,342	6,315

	30,429	27,402
Accumulated amortization	(12,425)	(10,279)

Net property and equipment under capital leases	$18,004	$17,123

During 2012 and 2013, the Company developed and implemented an electronic healthcare record (EHR) software system for twelve hospitals the Company operates. During 2014, the Company developed additional functionality as a result of increased requirements of the federal program. The hospitals are eligible for federal incentive payments over a four year period which began in 2013, and that would result in the Company receiving the $13.7 million that is classified within property and equipment at December 31, 2014. Incentive amounts are accrued as income by the hospitals, which are partially-owned by the Company, at the end of each year once the hospitals have completed the required service period and patient service data required to estimate the incentive amount is known. The incentive payments are forwarded to the Company upon receipt by each hospital. During

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the years ended December 31, 2014 and 2013, the Company accrued $2.1 million and $3.5 million, respectively, of pretax income related to these incentives.

(8)	Goodwill and Intangible Assets

Under GAAP, goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment at least annually, with tests of goodwill occurring at the reporting unit level (defined as an operating segment or one level below an operating segment). Prior to spinning off its U.K. operations in April 2012, the Company had two reporting units, corresponding to the two countries in which it operated. The Company now operates in one business segment, the ownership and operation of surgical facilities in the U.S. Intangible assets with definite useful lives are amortized over their respective useful lives to their estimated residual values. The Company completed the required annual impairment tests during 2014, 2013 and 2012. No impairment losses were identified as a result of these goodwill impairment tests.

As a result of impairment testing performed on the Company’s indefinite-lived management contracts, the Company recorded impairment losses on four contracts in 2014, one contract in 2013 and one contract in 2012. These losses totaled approximately $5.7 million, $3.2 million and $1.7 million, respectively, and were primarily triggered by a reduction in the Company’s expected earnings under the contracts. Fair values for indefinite-lived intangible assets are estimated based on market multiples and discounted cash flow models which have been derived from the Company’s experience in acquiring surgical facilities, market participant assumptions and third-party valuations it has obtained with respect to such transactions. The inputs used in these models are Level 3 inputs, which under GAAP, are significant unobservable inputs. Inputs into these models include expected revenue growth, expected gross margins and discount factors. Such expense is recorded in “Net losses on deconsolidations, disposals and impairments” in the accompanying consolidated statements of income.

The following is a summary of changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 (in thousands):

Total
Balance at December 31, 2012	$1,195,686
Additions	35,162
Other	(1,566)

Balance at December 31, 2013	1,229,282
Additions	40,217
Disposals	(4,038)

Balance at December 31, 2014	$1,265,461

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following is a summary of intangible assets at December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Management and other service contracts	$21,353	$(17,488)	$3,865
Other	42,151	(14,799)	27,352

Total	$63,504	$(32,287)	$31,217

Indefinite Useful Lives
Management contracts			336,973

Total intangible assets			$368,190

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Total
Definite Useful Lives
Management and other service contracts	$19,857	$(15,047)	$4,810
Other	39,727	(9,094)	30,633

Total	$59,584	$(24,141)	$35,443

Indefinite Useful Lives
Management contracts			320,676

Total intangible assets			$356,119

Amortization expense from continuing operations related to intangible assets with definite useful lives was $3.8 million and $3.2 million for the year ended December 31, 2014 and 2013, respectively. The amortization of debt issuance costs, which is included within interest expense, was $4.5 million and $4.3 million in for the year ended December 31, 2014 and 2013, respectively.

The following table provides estimated amortization expense, including amounts that will be classified within interest expense, related to intangible assets with definite useful lives for each of the years in the five-year period ending December 31, 2019 (in thousands):

2015	$8,308
2016	6,476
2017	5,784
2018	5,209
2019	3,154

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(9)	Long-term Debt

At December 31, 2014 and 2013, long-term debt consisted of the following (in thousands):

	2014	2013
Amended senior secured credit facility	$977,619	$972,449
Senior unsecured notes, due 2020	440,000	440,000
Notes payable to financial institutions	33,860	37,364
Capital lease obligations (Note 10)	24,392	23,795

Total long-term debt	1,475,871	1,473,608
Current portion	(18,668)	(18,916)

Long-term debt, less current portion	$1,457,203	$1,454,692

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

At December 31, 2014, the Company had $977.6 million outstanding under the amended credit facility at a weighted average interest rate of approximately 4.6%. At December 31, 2014, the Company had $108.4 million available for borrowing under the revolving credit facility, representing the facility’s $125.0 million capacity, net of the outstanding balance of $15.0 million and $1.6 million of outstanding letters of credit.

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

Fees paid for unused portions of the credit facility were approximately $0.5 million, $0.6 million and $0.5 million in the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included within interest expense in the Company’s consolidated statements of income.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(b) Senior unsecured notes

The 9.0% senior unsecured notes, due in April 2020 (Notes) were issued in a private offering on April 3, 2012 and were subsequently registered as publicly traded securities through a Form S-4 declared effective by the SEC on September 5, 2012. The exchange offer was completed in October 2012. Interest on the Notes is payable on April 1 and October 1 of each year, and commenced on October 1, 2012. The Notes are unsecured senior obligations of the Company; however, the Notes are guaranteed by most of the Company’s directly and indirectly 100%-owned domestic subsidiaries. Additionally, the Notes contain various restrictive covenants, including financial covenants that limit the Company’s ability and the ability of its subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sells assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. At December 31, 2014, the Company had $440.0 million of Notes outstanding.

(c) Other Long-term Debt

The Company and its subsidiaries have notes payable to financial institutions and other parties of $33.9 million, which mature at various dates through 2023 and accrue interest at fixed and variable rates ranging from 2.8% to 8.3%. Capital lease obligations in the carrying amount of $24.4 million are secured by underlying real estate and equipment and have implicit interest rates ranging from 3.0% to 17.4% and mature at various dates through 2026.

At year-end, the aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2014 were as follows (in thousands): 2015, $18,668; 2016, $18,489; 2017, $327,912; 2018, $13,237; 2019, $635,114 and thereafter, $462,451.

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for traded debt securities. At December 31, 2014, both the aggregate carrying amount and estimated fair value of long-term debt was approximately $1.5 billion. At December 31, 2013, both the aggregate carrying amount and estimated fair value of long-term debt was approximately $1.5 billion. The fair value of debt is classified within Level 2 of the valuation hierarchy.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Minimum future payments under noncancelable leases, with remaining terms in excess of one year as of December 31, 2014 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31,
2015	$5,429	$18,516
2016	4,851	17,108
2017	4,407	15,091
2018	3,751	13,124
2019	3,614	10,826
Thereafter	15,690	20,826

Total minimum lease payments	37,742	$95,491

Amount representing interest	(13,350)

Present value of minimum lease payments	$24,392

Total rent expense from continuing operations under operating leases was $19.6 million, $19.0 million and $15.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(11)	Related Party Transactions

The Company has entered into agreements with certain majority and minority owned surgery centers to provide management services. As compensation for these services, the surgery centers are charged management fees which are either fixed in amount or represent a fixed percentage of each center’s net revenue less bad debt. The percentages range from 3% to 8%. Amounts recognized under these agreements, after elimination of amounts from consolidated surgery centers, totaled approximately $80.6 million, $71.1 million and $67.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Such amounts are included in management and contract service revenues in the accompanying consolidated statements of income.

As discussed in Notes 2, 3 and 4, the Company regularly engages in purchases and sales of ownership interests in its facilities. The Company operates 33 surgical facilities in partnership with Baylor Scott & White and local physicians in the Dallas/Fort Worth area. Baylor Scott & White Health’s Chief Executive Officer is a member of the Company’s board of directors. The following table summarizes transactions with Baylor Scott & White during 2013. The Company did not sell any ownership interests in facilities to Baylor in 2014 or 2012. The Company believes that the sale prices were approximately the same as if they had been negotiated on an arms’ length basis, and the prices equaled the value assigned by an external appraiser who valued the businesses immediately prior to the sale.

Date	Facility Location		Proceeds	Gain

January 2013	Dallas, Texas	(1)	$9.0 million	$0 million

(1)	The Company contributed two surgery centers to a joint venture with Baylor Scott & White. The Company continues to account for these facilities under the equity method.

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $2.0 million for the years ended

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2014, 2013 and 2012. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At December 31, 2014, the Company had approximately $8.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $7.7 million is included in other long term liabilities in the accompanying consolidated balance sheet. At December 31, 2013, the Company had approximately $7.5 million accrued related to such management fee, of which $0.8 million is included in other current liabilities and $6.7 million is included in other long term liabilities in the accompanying consolidated balance sheet.

The Company has a revolving line of credit with European Surgical Partners Limited (ESP), a company owned in part by affiliates of Welsh Carson, members of the Company’s management and other investors of up to $3.0 million. The balance owed to the Company by ESP was $2.5 million and $0.9 million at December 31, 2014 and 2013, respectively, and is included in “Other Assets” on the accompanying consolidated balance sheets. The borrowing bears interest at 6.5% per annum and matures upon the earlier of the refinance or discharge of ESP under its current third-party credit facility, at which time all principal and interest is due. The Company believes that the terms of the revolving line of credit are approximately the same as if they had been negotiated on an arms’ length basis.

(12)	Income Taxes

Income tax expense attributable to income from continuing operations consists of (in thousands):

	Current	Deferred	Total
Year ended December 31, 2014:
U.S. federal	$20,505	$11,272	$31,777
State and local	4,059	1,671	5,730

Total income tax expense	$24,564	$12,943	$37,507

	Current	Deferred	Total
Year ended December 31, 2013:
U.S. federal	$20,768	$6,169	$26,937
State and local	4,685	(233)	4,452

Total income tax expense	$25,453	$5,936	$31,389

	Current	Deferred	Total
Year ended December 31, 2012:
U.S. federal	$14,592	$2,202	$16,794
State and local	3,238	1,470	4,708

Total income tax expense	$17,830	$3,672	$21,502

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Income tax expense differed from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Computed “expected” tax expense	$61,588	$55,457	$42,670
Increase (reduction) in income taxes resulting from:
Book income of consolidated entities attributable to noncontrolling interests	(26,978)	(27,574)	(25,424)
State tax expense, net of federal benefit	4,179	2,811	3,453
Nondeductible goodwill	—	279	83
Other	(1,282)	416	720

Total	$37,507	$31,389	$21,502

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss and other tax carryforwards	$4,752	$5,487
Accrued expenses	23,686	19,775
Bad debts/reserves	5,859	4,418
Other	4,098	3,188

Total deferred tax assets	38,395	32,868
Valuation allowance	(3,256)	(3,256)

Total deferred tax assets, net	$35,139	$29,612

Deferred tax liabilities:
Basis difference of acquisitions	$211,536	$189,575
Accelerated depreciation	(6,001)	(4,127)
Other	5,512	3,374

Total deferred tax liabilities	$211,047	$188,822

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

At December 31, 2014, the Company had federal net operating loss carryforwards for U.S. federal income tax purposes of approximately $9.7 million. The Company’s ability to offset future taxable income with these

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

carryforwards would begin to be forfeited in 2020, if unused. The Company believes that it is more likely than not that it will be able to generate state taxable income in future periods to utilize its state net operating loss carryforwards.

The Company has analyzed its income tax filing positions in all of the federal and state jurisdictions where it is required to file income tax returns for all open tax years in these jurisdictions for uncertainty in tax positions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2010 through 2014. The Company believes, based on the facts and technical merits associated with each of its income tax filing positions and deductions, that each of its income tax filing positions would be sustained on audit. Further, the Company has concluded that to the extent any adjustments to its income tax filing positions were not to be sustained upon an IRS or other audit, such adjustments would not have a material effect on the Company’s consolidated financial statements. As a result, no reserves for uncertain income tax positions have been recorded. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. The Company has not recorded any material amounts for interest or penalties related to audit or other activity.

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

The Company’s parent, USPI Group Holdings, Inc., has granted stock options and nonvested share awards to certain employees and members of the board of directors. These awards were granted pursuant to the 2007 Equity Incentive Plan (the Plan) which was adopted by Parent’s board of directors. The board of directors or a designated administrator has the sole authority to determine which individuals receive grants, the type of grant to be received, the vesting period and all other option terms. Stock options granted generally have a term not to exceed eight years. At December 31, 2014, a maximum of 31,816,215 shares of stock may be delivered under the Plan. As 10,827,750 shares have been delivered under the Plan, 20,988,465 remained available for delivery, with 19,485,585 awards having been granted at December 31, 2014.

Total equity-based compensation included in the consolidated statements of income, classified by line item, is as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Salaries, benefits and other employee costs	$768	$510	$445
General and administrative expenses	2,590	1,331	987
Other operating expenses	—	—	245

Expense before income tax benefit	3,358	1,841	1,677
Income tax benefit	(1,140)	(613)	(247)

Total equity-based compensation expense, net of tax	$2,218	$1,228	$1,430

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Total equity-based compensation, included in the consolidated statements of income, classified by type of award, is as follows (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Share awards	$1,520	$543	$641
Stock options	1,838	1,298	791
Warrants	—	—	245

Expense before income tax benefit	3,358	1,841	1,677
Income tax benefit	(1,140)	(613)	(247)

Total equity-based compensation expense, net of tax	$2,218	$1,228	$1,430

Total unrecognized compensation related to nonvested awards of stock options and nonvested shares was $14.0 million at December 31, 2014 of which $5.7 million is expected to be recognized over a weighted average period of approximately three years. The remaining $8.3 million relates to restricted share awards exchanged in conjunction with the merger and will be expensed only upon the occurrence of a change in control or other qualified exit event.

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

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Assumptions:
Expected life in years	4.82	4.82	4.82
Risk-free interest rates	1.53%-1.70%	0.75-1.36%	0.67-0.74%
Dividend yield	0.0%	0.0%	0.0%
Volatility	45.16%	45.16%	45.16%
Weighted average grant-date fair value	$0.81	$0.62	$0.54

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Stock option activity during the year ended December 31, 2014 was as follows:

Stock Options	Number of Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2014	6,214	$1.09	6.5	$4,131
Additional grants	5,079	1.99
Exercised	(97)	0.29
Forfeited or expired	(619)	1.44

Outstanding at December 31, 2014	10,577	$1.51	6.4	$6,797

Exercisable at December 31, 2014	2,819	$0.82	4.9	$3,746

During the years ended December 31, 2014 and 2013, the Company received immaterial cash proceeds from the exercise of stock options. During the year ended December 31, 2012, the majority of the options exercised were cashless and were exercised in conjunction with the April 2012 dividend payment. The total intrinsic value of options exercised during the year ended December 31, 2012 was $8.2 million.

Share Awards

On April 19, 2007, Parent granted nonvested share awards to certain company employees. The first tranche (50%) of the share awards vested 25% over four years, while the second tranche (50%) vests 100% in April 2015, but can vest earlier upon the occurrence of a qualified exit event and Company performance. An additional grant was made to Parent’s board of directors in August 2007, July 2011 and May 2014. The nonvested shares granted to the board of directors vests 25% each year over four years. The grant made to the board of directors in August 2007 is now fully vested. The value of such share awards is equal to the share price on the date of grant.

Additionally, in conjunction with the merger in April 2007, Parent cancelled 379,000 restricted share awards of the Company’s predecessor. These share awards were replaced with 2,212,957 nonvested shares of Parent. This cancellation and exchange was accounted for as a modification. The replacement awards vest only upon the occurrence of a change in control or other exit event as defined in the award agreement and Company performance. As a result of the modification, approximately $8.3 million of unamortized compensation cost related to the Predecessor awards will only be expensed upon the occurrence of a change in control or qualified exit event, and the completion of the derived service period. At December 31, 2014, 2,065,835 of these share awards remained outstanding and unvested.

The grants of nonvested share awards, excluding the awards exchanged concurrent with the merger, during the year ended December 31, 2014 are summarized as follows:

Nonvested Shares	Number of Shares (000)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2014	6,935	$0.49
Additional grants	840	1.98
Vested	(470)	2.10
Forfeited	(462)	0.45

Nonvested at December 31, 2014	6,843	$0.57

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The weighted average grant-date fair value per share award was $1.98 and $1.59 for the years ended December 31, 2014 and 2013, respectively. No nonvested shares were granted during 2012. The total fair value of shares which vested during the years ended December 31, 2014, 2013 and 2012 was approximately $1.0 million, $0.1 million and $0.2 million, respectively.

Warrants

During 2009, Parent granted warrants to a health system partner that holds ownership in some of the Company’s facilities. The warrants are to purchase Parent’s common stock and were fully vested and non-forfeitable at the date of grant but contained exercise restrictions. The fair value of the warrants was determined using the Black Scholes formula. The assumptions included an expected life equal to the contractual life of approximately 8 1/2 years; a risk free interest rate of 2.7%; a dividend yield of 0.0%; and an estimated volatility of approximately 58%. In this grant, the health system partner received 333,330 warrants with an original exercise price of $3.00 per share, of which 55,555 were exercisable immediately; the exercise restrictions on additional tranches of 55,555 warrants lapsed each December 1 which began in 2009 and ended in 2013. At December 31, 2014, 333,330 warrants are exercisable.

During 2008, one of the Company’s health system partners, Baylor Scott & White Health, was granted 666,666 warrants to purchase Parent’s common stock with an original exercise price of $3.00 per share. The warrants were fully vested and nonforfeitable but contained exercise restrictions. The exercise restrictions on 111,111 warrants lapsed each December 31 which began in 2008 and ended in 2013. The warrants have a contractual life of ten years. The fair value of the warrants was determined using the Black Scholes formula. The assumptions included an expected life equal to the contractual life of the warrants; a risk free interest rate of 3.5%, a dividend yield of 0.0%; and an estimated volatility of approximately 59%. Baylor Scott & White Health’s Chief Executive Officer is a member of the Company’s Board of Directors (Note 11). At December 31, 2014, 666,666 warrants are exercisable.

During 2007, Parent granted a total of 2,333,328 warrants to purchase its common stock to four of the Company’s health system partners. The exercise price of the warrants was originally $3.00 per share. All of the warrants were fully vested and non-forfeitable but contained exercise restrictions. At December 31, 2014, all 2,333,328 warrants are exercisable. The warrants have a contractual life of eight to ten years. The fair value of the warrants was determined using the Black Scholes formula. The assumptions included an expected life equal to the contractual life of each warrant; a risk free interest rate of 3.6% to 4.6%; a dividend yield of 0.0%; and an estimated volatility of approximately 59%.

Because all of the warrants granted by Parent were fully vested, the expense associated with all of the warrants was recorded upon grant.

In conjunction with the dividends that were paid by the Company in 2012, the Company lowered the exercise price on the outstanding warrants by an amount equal to the per share dividend. As a result of this modification, the Company recorded an additional $0.2 million of other operating expense in 2012. At December 31, 2014, the exercise price is $1.39 per share.

(14)	Commitments and Contingencies

(a) Financial Guarantees

As of December 31, 2014, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

payments totaling approximately $39.1 million. Of the total, $10.0 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $26.3 million of the remaining $29.1 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $2.8 million primarily represents guarantees of the obligations of two facilities which have been sold. The Company has full recourse to the buyers with respect to these amounts.

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

(c) Self Insurance and Professional Liability Claims

The Company is self-insured for certain losses related to health and workers’ compensation claims, although it obtains third-party insurance coverage to limit its exposure to these claims. The Company estimates its self-insured liabilities using a number of factors including historical claims experience, an estimate of incurred but not reported claims, demographic factors, severity factors and actuarial valuations. The Company believes that the accruals established at December 31, 2014, which were estimated based on actual employee health claim patterns, adequately provide for its exposure under this arrangement. The Company’s potential for losses related to professional and general liability is managed through a wholly-owned insurance captive.

(d) Employee Benefit Plans

The Company’s eligible employees may choose to participate in the United Surgical Partners International, Inc. 401(k) Plan under which the Company may elect to make contributions that match from zero to 100% of participants’ contributions. Charges to expense under this plan were $2.9 million, $2.6 million and $2.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company’s Deferred Compensation Plan covers select members of management as determined by its Compensation Committee. Under the plan, eligible employees may contribute a portion of their salary and annual bonus on a pretax basis. The plan is a non-qualified plan; therefore, the associated liabilities are included in the Company’s consolidated balance sheets as of December 31, 2014 and 2013. In addition, the Company maintains an irrevocable grantor’s trust to hold assets that fund benefit obligations under the plan, including corporate-owned life insurance policies. The cash surrender value of such policies is included in the consolidated balance sheets in other noncurrent assets and totaled $17.3 million and $14.6 million at December 31, 2014 and 2013, respectively. The Company’s obligations related to the plan were $21.7 million and $20.0 million, at December 31, 2014 and 2013, respectively, of which $1.4 million and $0.8 million in 2014 and 2013,

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

respectively, are included in accrued salaries and benefits with the remaining amounts included in other long-term liabilities. Total expense under the plan for the years ended December 31, 2014, 2013 and 2012 was $0.5 million, $1.4 million and $1.2 million, respectively.

(e) Employment Agreements

The Company entered into an employment agreement dated April 19, 2007 with William H. Wilcox. The agreement with Mr. Wilcox, the Company’s Chief Executive Officer, provides for annual base compensation of $650,000 (as of December 31, 2014), subject to increases approved by the board of directors, and Mr. Wilcox is eligible for a performance bonus based on the sole discretion of the Company’s Board of Directors. The agreement renews automatically for two-year terms unless terminated by either party.

At December 31, 2014, the Company has employment agreements with 18 other senior managers which generally include one year terms and renew automatically for additional one year terms unless terminated by either party. The total annual base compensation under these agreements is $6.5 million as of December 31, 2014, subject to increases approved by the board of directors, and performance bonuses of up to a total of $5.8 million per year.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Balance Sheets:

As of December 31, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$27,404	$9,150	$—	$36,554
Available for sale securities	10,831	—	—	10,831
Accounts receivable, net	—	57,616	—	57,616
Other receivables	118,384	35,521	(130,337)	23,568
Inventories of supplies	—	8,681	—	8,681
Prepaids and other current assets	44,014	1,714	—	45,728

Total current assets	200,633	112,682	(130,337)	182,978
Property and equipment, net	37,622	90,959	306	128,887
Investments in affiliates	1,032,638	55,224	(482,762)	605,100
Goodwill and intangible assets, net	966,466	262,467	404,718	1,633,651
Other assets	34,116	1,636	(2,511)	33,241

Total assets	$2,271,475	$522,968	$(210,586)	$2,583,857

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,680	$17,592	$—	$23,272
Accrued expenses and other	276,814	119,101	(130,332)	265,583
Current portion of long-term debt	10,232	8,749	(313)	18,668

Total current liabilities	292,726	145,442	(130,645)	307,523
Long-term debt, less current portion	1,408,843	50,889	(2,529)	1,457,203
Other long-term liabilities	238,062	5,439	(207)	243,294
Parent’s equity	331,844	250,444	(250,444)	331,844
Noncontrolling interests	—	70,754	173,239	243,993

Total liabilities and equity	$2,271,475	$522,968	$(210,586)	$2,583,857

As of December 31, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$73,765	$4,976	$—	$78,741
Available for sale securities	10,802	—	—	10,802
Accounts receivable, net	—	51,608	—	51,608
Other receivables	79,664	29,938	(85,411)	24,191
Inventories of supplies	1,133	7,916	—	9,049
Prepaids and other current assets	36,200	2,209	—	38,409

Total current assets	201,564	96,647	(85,411)	212,800
Property and equipment, net	37,935	94,245	294	132,474
Investments in affiliates	978,305	33,804	(490,276)	521,833
Goodwill and intangible assets, net	952,765	217,448	415,188	1,585,401
Other assets	27,535	1,451	(810)	28,176

Total assets	$2,198,104	$443,595	$(161,015)	$2,480,684

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,249	$14,158	$—	$17,407
Accrued expenses and other	288,914	75,286	(85,324)	278,876
Current portion of long-term debt	10,182	9,452	(718)	18,916

Total current liabilities	302,345	98,896	(86,042)	315,199
Long-term debt, less current portion	1,403,500	51,685	(493)	1,454,692
Other long-term liabilities	212,637	5,270	(334)	217,573
Parent’s equity	279,622	235,809	(235,809)	279,622
Noncontrolling interests	—	51,935	161,663	213,598

Total liabilities and equity	$2,198,104	$443,595	$(161,015)	$2,480,684

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Income:

Year Ended December 31, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$124,099	$544,394	$(27,669)	$640,824
Equity in earnings of unconsolidated affiliates	172,504	12,772	(68,669)	116,607
Operating expenses, excluding depreciation and amortization	103,381	385,783	(27,513)	461,651
Depreciation and amortization	8,107	17,772	125	26,004

Operating income	185,115	153,611	(68,950)	269,776
Interest expense, net	(90,211)	(3,530)	—	(93,741)
Other income (expense), net	(29)	(39)	—	(68)

Income from continuing operations before income taxes	94,875	150,042	(68,950)	175,967
Income tax expense	(33,496)	(4,011)	—	(37,507)

Income from continuing operations	61,379	146,031	(68,950)	138,460
Loss from discontinued operations, net of tax	(332)	—	—	(332)

Net income	61,047	146,031	(68,950)	138,128
Less: Net income attributable to noncontrolling interests	—	(27,447)	(49,634)	(77,081)

Net income attributable to Parent	$61,047	$118,584	$(118,584)	$61,047

Year Ended December 31, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$117,959	$526,047	$(27,775)	$616,231
Equity in earnings of unconsolidated affiliates	157,696	7,054	(69,230)	95,520
Operating expenses, excluding depreciation and amortization	89,784	358,546	(27,608)	420,722
Depreciation and amortization	8,826	18,282	130	27,238

Operating income	177,045	156,273	(69,527)	263,791
Interest expense, net	(95,517)	(4,287)	—	(99,804)
Loss on early retirement of debt	(5,536)	—	—	(5,536)
Other income (expense), net	(902)	900	—	(2)

Income before income taxes	75,090	152,886	(69,527)	158,449
Income tax expense	(26,812)	(4,577)	—	(31,389)

Net income	48,278	148,309	(69,527)	127,060
Less: Net income attributable to noncontrolling interests	—	(23,195)	(55,587)	(78,782)

Net income attributable to Parent	$48,278	$125,114	$(125,114)	$48,278

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$112,454	$452,614	$(24,833)	$540,235
Equity in earnings of unconsolidated affiliates	145,387	6,652	(55,646)	96,393
Operating expenses, excluding depreciation and amortization	84,757	316,704	(34,022)	367,439
Depreciation and amortization	7,419	16,412	124	23,955

Operating income	165,665	126,150	(46,581)	245,234
Interest expense, net	(80,293)	(4,965)	—	(85,258)
Loss on early retirement of debt	(37,450)	—	—	(37,450)
Other income (expense), net	(700)	(313)	400	(613)

Income from continuing operations before income taxes	47,222	120,872	(46,181)	121,913
Income tax expense	(19,504)	(1,998)	—	(21,502)

Income from continuing operations	27,718	118,874	(46,181)	100,411
Earnings from discontinued operations, net of tax	3,073	3,212	(3,212)	3,073

Net income	30,791	122,086	(49,393)	103,484
Less: Net income attributable to noncontrolling interests	—	(18,462)	(54,231)	(72,693)

Net income attributable to Parent	$30,791	$103,624	$(103,624)	$30,791

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Comprehensive Income:

Year Ended December 31, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$61,047	$146,031	$(68,950)	$138,128
Other comprehensive income:
Unrealized loss on available for sale securities, net of tax	(14)	—	—	(14)

Total other comprehensive loss	(14)	—	—	(14)

Comprehensive income	61,033	146,031	(68,950)	138,114
Comprehensive income attributable to noncontrolling interests	—	(27,447)	(49,634)	(77,081)

Comprehensive income attributable to Parent	$61,033	$118,584	$(118,584)	$61,033

Year Ended December 31, 2013	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$48,278	$148,309	$(69,527)	$127,060
Other comprehensive income:
Unrealized loss on available for sale securities, net of tax	(54)	—	—	(54)

Total other comprehensive loss	(54)	—	—	(54)

Comprehensive income	48,224	148,309	(69,527)	127,006
Comprehensive income attributable to noncontrolling interests	—	(23,195)	(55,587)	(78,782)

Comprehensive income attributable to Parent	$48,224	$125,114	$(125,114)	$48,224

Year Ended December 31, 2012	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$30,791	$122,086	$(49,393)	$103,484
Other comprehensive income:
Foreign currency translation adjustments	4,938	4,938	(4,938)	4,938
Unrealized gain on available for sale securities, net of tax	22	—	—	22
Unrealized loss on foreign currency contract, net of tax	(560)	—	—	(560)
Unrealized gain on interest rate swap, net of tax	15	15	(15)	15
Reclassification due to spin-off of U.K. subsidiary:
Foreign currency translation adjustments	58,682	58,682	(58,682)	58,682

Total other comprehensive income	63,097	63,635	(63,635)	63,097

Comprehensive income	93,888	185,721	(113,028)	166,581
Comprehensive income attributable to noncontrolling interests	—	(18,462)	(54,231)	(72,693)

Comprehensive income attributable to Parent	$93,888	$167,259	$(167,259)	$93,888

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Condensed Consolidating Statements of Cash Flows:

Year Ended December 31, 2014	Guarantor	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$61,047	$146,031	$(68,950)	$138,128
Loss from discontinued operations	332	—	—	332
Changes in operating and intercompany assets and liabilities and noncash items included in net income	52,606	8,520	11,972	73,098

Net cash provided by operating activities	113,985	154,551	(56,978)	211,558
Cash flows from investing activities:
Purchases of property and equipment, net	(3,677)	(8,604)	—	(12,281)
Purchases of new businesses and equity interests, net	(99,085)	(51,712)	—	(150,797)
Other items, net	(36,024)	(2,133)	55,992	17,835

Net cash used in investing activities	(138,786)	(62,449)	55,992	(145,243)
Cash flows from financing activities:
Long-term borrowings, net	4,814	(7,904)	(1,176)	(4,266)
Purchases and sales of noncontrolling interests, net	(2,541)	—	—	(2,541)
Distributions to noncontrolling interests	—	(132,706)	56,978	(75,728)
(Decrease) increase in cash held on behalf of noncontrolling interest holders and other	(23,833)	52,682	(54,816)	(25,967)

Net cash provided by (used in) financing activities	(21,560)	(87,928)	986	(108,502)
Net increase (decrease) in cash	(46,361)	4,174	—	(42,187)
Cash at the beginning of the period	73,765	4,976	—	78,741

Cash at the end of the period	$27,404	$9,150	$—	$36,554

Year Ended December 31, 2013	Guarantor	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$48,278	$148,309	$(69,527)	$127,060
Loss on early retirement of debt	5,536	—	—	5,536
Changes in operating and intercompany assets and liabilities and noncash items included in net income	9,124	10,608	7,564	27,296

Net cash provided by operating activities	62,938	158,917	(61,963)	159,892
Cash flows from investing activities:
Purchases of property and equipment, net	(12,188)	(8,411)	—	(20,599)
Purchases of new businesses and equity interests, net	(24,297)	(18,751)	—	(43,048)
Other items, net	(19,442)	(6,037)	24,385	(1,094)

Net cash used in investing activities	(55,927)	(33,199)	24,385	(64,741)
Cash flows from financing activities:
Long-term borrowings, net	(8,714)	(10,773)	702	(18,785)
Purchases and sales of noncontrolling interests, net	(1,620)	—	—	(1,620)

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2013	Guarantor	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Distributions to noncontrolling interests	—	(137,932)	61,965	(75,967)
Increase in cash held on behalf of noncontrolling interest holders and other	34,797	19,051	(25,089)	28,759

Net cash provided by (used in) financing activities	24,463	(129,654)	37,578	(67,613)
Net increase (decrease) in cash	31,474	(3,936)	—	27,538
Cash at the beginning of the period	42,291	8,912	—	51,203

Cash at the end of the period	$73,765	$4,976	$—	$78,741

Year Ended December 31, 2012	Guarantor	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$30,791	$122,086	$(49,393)	$103,484
Earnings from discontinued operations	(3,073)	(3,212)	3,212	(3,073)
Loss on early retirement of debt	37,450	—	—	37,450
Changes in operating and intercompany assets and liabilities and noncash items included in net income	26,477	28,812	(12,837)	42,452

Net cash provided by operating activities	91,645	147,686	(59,018)	180,313
Cash flows from investing activities:
Purchases of property and equipment, net	(13,276)	(6,926)	—	(20,202)
Purchases of new businesses and equity interests, net	(103,322)	(37,788)	—	(141,110)
Other items, net	(56)	2,513	(2,052)	405

Net cash used in investing activities	(116,654)	(42,201)	(2,052)	(160,907)
Cash flows from financing activities:
Long-term borrowings, net	400,165	(3,768)	813	397,210
Payment of common stock dividend	(384,426)	—	—	(384,426)
Purchases and sales of noncontrolling interests, net	4,763	—	—	4,763
Distributions to noncontrolling interests	—	(136,555)	58,795	(77,760)
Decrease in cash held on behalf of noncontrolling interest holders and other	(23,049)	39,063	1,239	17,253

Net cash used in financing activities	(2,547)	(101,260)	60,847	(42,960)
Net cash (used in) provided by discontinued operations	33,649	(937)	223	32,935

Net increase in cash	6,093	3,288	—	9,381
Cash at the beginning of the period	36,198	5,624	—	41,822

Cash at the end of the period	$42,291	$8,912	$—	$51,203

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(17)	Selected Quarterly Financial Data (Unaudited)

	2014 Quarters
	First	Second	Third	Fourth
Net revenues	$145,301	$161,616	$159,190	$174,717
Income from continuing operations	20,974	38,522	31,994	46,970
Net income attributable to noncontrolling interests	(15,412)	(20,021)	(18,518)	(23,130)
Net income attributable to USPI’s common stockholder	5,230	18,501	13,476	23,840

	2013 Quarters
	First	Second	Third	Fourth
Net revenues	$145,108	$155,236	$151,009	$164,878
Income from continuing operations	24,826	25,515	31,931	44,788
Net income attributable to noncontrolling interests	(17,240)	(18,090)	(20,009)	(23,443)
Net income attributable to USPI’s common stockholder	7,586	7,425	11,922	21,345

Quarterly operating results are not necessarily representative of operations for a full year for various reasons, including case volumes, interest rates, acquisitions, changes in contracts, the timing of price changes, and financing activities. The Company has also completed acquisitions during 2013 and 2014, all of which significantly affect the comparability of net income from quarter to quarter. The Company recorded a $5.5 million loss on the early retirement of debt in the second quarter of 2013 due to the Company refinancing transactions in April 2013.

(18)	New Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The ASU permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the ASU will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On February 18, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (ASU), which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships and limited liability companies among others. The ASU reduces the number of consolidation models from four to two and places more emphasis on the risk of loss when determining a controlling financial interest, reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity and can change consolidation conclusions for companies that make use of limited partnerships or variable interest entities. The new standard is effective on January 1, 2016, however early adoption is permitted. The Company is evaluating the effect that the ASU may have on its consolidated financial statements and disclosures.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Balance at Beginning of Period	Additions Charged to:		Deductions(1)	Other Items(2)	Balance at End of Period
		Costs and Expenses	Other Accounts
	(In thousands)
Year ended December 31, 2012	$8,576	$9,678	$—	$(9,376)	$1,026	$9,904
Year ended December 31, 2013	9,904	10,006	—	(10,492)	818	10,236
Year ended December 31, 2014	10,236	10,658	—	(9,443)	523	11,974

Valuation allowance for deferred tax assets

	Balance at Beginning of Period	Additions Charged to:		Deductions	Other Items(2)	Balance at End of Period
		Costs and Expenses	Other Accounts
	(In thousands)
Year ended December 31, 2012	$820	$—	$—	$—	$(820)	$—
Year ended December 31, 2013	—	—	—	—	3,256	3,256
Year ended December 31, 2014	3,256	—	—	—	—	3,256

(1)	Accounts written off.

(2)	Balances from entities that were acquired, deconsolidated or sold.

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

S-1

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Consolidated Financial Statements

Years Ended June 30, 2014 and 2013

(With Independent Auditors’ Report Thereon)

1

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

INDEPENDENT AUDITOR’S REPORT

To the Board of Managers

Texas Health Ventures Group, L.L.C.:

We have audited the accompanying consolidated financial statements of Texas Health Ventures Group, L.L.C. and subsidiaries (the “Company”), which comprise the consolidated balance sheets as of June 30, 2014 and 2013, and the related consolidated statements of income and changes in equity, and of cash flows for the years then ended.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Health Ventures Group, L.L.C. and subsidiaries at June 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

November 11, 2014

Dallas, Texas

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS —

JUNE 30, 2014 AND 2013

	2014	2013
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash	$7,562	$9,930
Funds due from United Surgical Partners, Inc.	61,370	49,323
Patient receivables, net of allowance for doubtful accounts of $11,676 and $13,099 at June 30, 2014 and 2013, respectively	54,558	58,243
Supplies	11,531	11,350
Prepaid and other current assets	4,770	7,099

Total current assets	139,791	135,945
PROPERTY AND EQUIPMENT, net (Note 2)	171,447	193,958
OTHER LONG-TERM ASSETS:
Investments in unconsolidated affiliates (Note 3)	3,077	2,420
Goodwill and intangible assets, net (Note 5)	195,021	179,568
Other	158	175

Total assets	$509,494	$512,066

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,964	$31,731
Accrued expenses and other	24,732	33,346
Current portion of long-term obligations (Note 6)	12,755	11,804

Total current liabilities	68,451	76,881
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION (Note 6)	137,704	145,969
OTHER LIABILITIES	12,975	13,478

Total liabilities	219,130	236,328
COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 8 and 9)
NONCONTROLLING INTERESTS — REDEEMABLE	60,627	53,143
EQUITY:
Members’ equity	208,996	203,450
Noncontrolling interests — nonredeemable	20,741	19,145

Total equity	229,737	222,595

Total liabilities and equity	$509,494	$512,066

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

(In thousands)

	2014	2013
REVENUES:
Net patient service revenue	$686,146	$691,586
Management and royalty fee income (Note 8)	600	600
Other income	2,666	2,779

Total revenues	689,412	694,965

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES (Note 4)	1,749	1,510

OPERATING EXPENSES:
Salaries, benefits, and other employee costs	160,519	154,323
Medical services and supplies	168,090	176,229
Management and royalty fees (Note 8)	27,900	28,276
Professional fees	5,334	4,322
Other operating expenses	98,255	94,734
Provision for doubtful accounts	14,644	19,146
Depreciation and amortization	26,972	26,462

Total operating expenses	501,714	503,492

Operating income	189,447	192,983
NONOPERATING INCOME (EXPENSES):
Interest expense	(14,948)	(15,524)
Interest income (Note 8)	260	244
Other income (expense), net	(514)	249

Income before income taxes	174,245	177,952
INCOME TAXES	(3,806)	(4,383)

Net income	170,439	173,569
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS — Redeemable	(86,731)	(86,059)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS — Nonredeemable	(3,626)	(5,222)

Net income attributable to the Company	$80,082	$82,288

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

(In thousands)

		Equity			Noncontrolling Interests — Nonredeemable
	Total	USP	BUMC	Total
Balance at June 30, 2012	$221,514	$101,167	$101,573	$202,740	$18,774
Net income	87,510	41,062	41,226	82,288	5,222
Distributions to members	(85,718)	(40,250)	(40,411)	(80,661)	(5,057)
Purchase of noncontrolling interests	(1,079)	(534)	(536)	(1,070)	(9)
Sales of noncontrolling interests	368	76	77	153	215

Balance at June 30, 2013	222,595	101,521	101,929	203,450	19,145
Net income	83,708	39,961	40,121	80,082	3,626
Distributions to members	(82,751)	(39,372)	(39,529)	(78,901)	(3,850)
Contributions from members	7,292	3,640	3,652	7,292	—
Purchase of noncontrolling interests	(884)	(1,346)	(1,351)	(2,697)	1,813
Sales of noncontrolling interests	(223)	(115)	(115)	(230)	7

Balance at June 30, 2014	$229,737	$104,289	$104,707	$208,996	$20,741

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

(In thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170,439	$173,569
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	14,644	19,146
Depreciation and amortization	26,972	26,462
Amortization of debt issue costs	15	9
Equity in earnings of unconsolidated affiliates, net of distributions received	(657)	83
Gain on sale of assets	70	(172)
Changes in operating assets and liabilities, net of effects from purchases of new businesses:
Patient receivables	(10,538)	(15,741)
Supplies, prepaids, and other assets	2,288	(4,018)
Accounts payable and accrued expenses	1,983	14,343

Net cash provided by operating activities	205,216	213,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of new businesses and equity interests, net of cash received of $98 for 2014	(8,099)	—
Purchases of property and equipment	(9,826)	(26,875)
Sales of property and equipment	8,345	538
Change in deposits and notes receivables	(59)	182
Change in funds due from United Surgical Partners, Inc.	(11,906)	(4,321)

Net cash used in investing activities	(21,545)	(30,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt obligations	4,740	23,113
Payments on debt obligations	(27,400)	(23,122)
Distributions to noncontrolling interest owners	(92,056)	(91,537)
Purchases of noncontrolling interests	(1,855)	(1,739)
Sales of noncontrolling interests	2,141	671
Contributions from members	7,292	—
Distributions to members	(78,901)	(80,661)

Net cash used in financing activities	(186,039)	(173,275)

(DECREASE) INCREASE IN CASH	(2,368)	9,930
CASH, beginning of period	9,930	—

CASH, end of period	$7,562	$9,930

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$14,971	$15,868
Cash paid for income taxes	4,560	4,438
Noncash transactions:
Assets acquired under capital leases	4,526	1,923
Capital expenditures included in accounts payable	2,107	—
Note payable to physician partners for acquisition	750	—

See accompanying notes to consolidated financial statements.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

YEARS ENDED JUNE 30, 2014 AND 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Texas Health Ventures Group, L.L.C. and subsidiaries (THVG or the Company), a Texas limited liability company, was formed on January 21, 1997, for the primary purpose of developing, acquiring, and operating ambulatory surgery centers and related entities. THVG is ultimately a subsidiary of Baylor Health Care System (BHCS) through the combined ownership by Baylor University Medical Center and Baylor Health Services. USP North Texas, Inc. (USP), a Texas corporation and subsidiary of United Surgical Partners International, Inc. (USPI), owns 49.9% of THVG. THVG’s fiscal year ends June 30. THVG’s subsidiaries’ fiscal years end December 31; however, the financial information of these subsidiaries included in these consolidated financial statements is as of and for the twelve months ended June 30, 2014 and 2013.

Effective October 1, 2013, BHCS, a Texas nonprofit corporation, and Scott & White Healthcare (S&W), a Texas nonprofit corporation, consummated their affiliation pursuant to an Affiliation Agreement (the “Agreement”) dated June 19, 2013. BHCS and S&W formed BSW Health, a Texas nonprofit corporation now known as Baylor Scott & White Holdings (BSW Holdings), and BSW Health Service, a Texas nonprofit corporation now known as Baylor Scott & White Health (BSW Health).

While the receipt of Internal Revenue Service (IRS) tax-exempt and public charity determination letters for BSW Holdings and BSW Health was pending, BHCS and S&W formed two Texas limited liability companies, Baylor Scott & White Health LLC (BSW Holdings LLC) and Baylor Scott & White Health Service LLC (BSW Health LLC). On December 31, 2013, BSW Holdings and BSW Health each received a favorable determination letter from the IRS regarding their tax-exempt and public charity status. Effective March 1, 2014, BSW Holdings LLC was merged into BSW Holdings and BSW Health LLC was merged into BSW Health. BSW Holdings is now the sole member of BHCS and S&W and has control and substantial reserved powers over all BHCS and S&W material affiliates. BUMC and BHS are defined as material affiliates of BHCS in the Agreement. BSW Holdings and its affiliates are referred collectively herein as “Baylor”.

THVG owns equity interests in and operates ambulatory surgery centers, surgical hospitals, and related businesses in the Dallas/Fort Worth, Texas, metropolitan area. At June 30, 2014, THVG operated thirty-one facilities (the Facilities) under management contracts, thirty of which are consolidated for financial reporting purposes and one of which is accounted for under the equity method. In addition, THVG holds equity method investments in two partnerships that each own the real estate used by two of the Facilities.

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

Cash Equivalents

THVG considers all highly liquid instruments with original maturities when purchased of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2014 or 2013. Under the Company’s cash management system, checks issued but not presented to the bank may result in book cash overdraft balances for accounting purposes. The company reclassifies book overdrafts to accounts payable, which are reflected as an operating activity in its consolidated statements of cash flows. Book overdrafts included in accounts payable were $9.3 million as of June 30, 2014.

Patient Receivables

Patient receivables are stated at estimated net realizable value. Significant concentrations of patient receivables at June 30, 2014 and 2013 include:

	2014	2013
Commercial and managed care providers	62%	62%
Government-related programs	22%	22%
Self-pay patients	16%	16%

	100%	100%

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

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The provisions of the accounting standard for goodwill require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. An analysis of the goodwill balance was performed in March of 2014 and 2013 and no such impairments were identified.

THVG amortizes intangible assets with definite useful lives over their respective useful lives to the estimated residual values and reviews them for impairment in the same manner as long-lived assets, as discussed below.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, or related groups of assets, may not be fully recoverable from estimated future cash flows. In the event of impairment, measurement of the amount of impairment may be based on appraisal, fair values of similar assets or estimates of future undiscounted cash flows resulting from use and ultimate disposition of the asset. No such impairment was identified in 2014 or 2013.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The Company uses fair value measurements based on quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or unobservable inputs (Level 3), depending on the nature of the item being valued. The Company does not have financial assets or liabilities measured at fair value on a recurring basis at June 30, 2014 and 2013. The carrying amounts of cash, funds due from United Surgical Partners, Inc., accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.

The fair value of the Company’s long-term debt is determined by Level 2 inputs which are an estimation of the discounted future cash flows of the debt at rates currently quoted or offered to a comparable company for similar debt instruments of comparable maturities by its lenders. At June 30, 2014, the aggregate carrying amount and estimated fair value of long-term debt were $24,229,000 and $25,672,000, respectively. At June 30, 2013, the aggregate carrying amount and estimated fair value of long term debt were $32,367,000 and $33,939,000, respectively.

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

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net patient service revenue from the Medicare and Medicaid programs accounted for approximately 14% and 13% of total net patient service revenue in 2014 and 2013, respectively.

Net patient service revenue from commercial and managed care contracts accounted for approximately 81% and 84% of net patient service revenue in 2014 and 2013, respectively.

Net patient service revenue from private payors accounted for approximately 5% and 3% of total net patient service revenue in 2014 and 2013, respectively.

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

The Texas franchise tax applies to all THVG entities and is reflected in the accompanying consolidated statements of income. Under the revised law, the tax is calculated on a margin base and is therefore reflected in THVG’s consolidated statements of income for the years ended June 30, 2014 and 2013 as income tax.

THVG follows the provisions of ASC 740, “Income Taxes”, which prescribes a single model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

As of June 30, 2014 and 2013, THVG had no gross unrecognized tax benefits. THVG files a partnership income tax return in the U.S. federal jurisdiction and a franchise tax return in the state of Texas. THVG is no longer subject to U.S. federal income tax examination for years prior to 2011 and no longer subject to state and local income tax examination for years prior to 2010. THVG has identified Texas as a “major” state taxing jurisdiction. THVG does not expect or anticipate a significant change over the next twelve months in the unrecognized tax benefits.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Recently Issued Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. THVG has not evaluated all of the provisions of ASU 2014-09, which are effective for fiscal years beginning after December 15, 2016.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

2.	PROPERTY AND EQUIPMENT

At June 30, 2014 and 2013, property and equipment and related accumulated depreciation and amortization consisted of the following (in thousands):

	Estimated Useful Lives	2014	2013
Land	—	$3,672	$11,818
Buildings and leasehold improvements	5-25 years	191,943	183,405
Equipment	3-15 years	122,910	120,106
Furniture and fixtures	5-15 years	6,777	6,681
Construction in progress		1,687	5,586

		326,989	327,596
Less accumulated depreciation and amortization		(155,542)	(133,638)

Net property and equipment		$171,447	$193,958

At June 30, 2014 and 2013, assets recorded under capital lease arrangements included in property and equipment consisted of the following (in thousands):

	2014	2013
Buildings	$121,640	$125,315
Equipment and furniture	1,649	13,428

	123,289	138,743
Less accumulated amortization	(40,782)	(46,865)

Net property and equipment under capital leases	$82,507	$91,878

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

3.	INVESTMENTS IN SUBSIDIARIES AND UNCONSOLIDATED AFFILIATES

THVG’s investments in consolidated subsidiaries and unconsolidated affiliates consisted of the following:

Legal Name	Facility	City	Percentage Owned
			June 30, 2014	June 30, 2013
Consolidated subsidiaries (1):
DeSoto Surgicare, Ltd.	North Texas Surgery Center	Desoto	52.1%	52.1%
Metroplex Surgicare Partners, Ltd.	Metroplex Surgicare	Bedford	65.1	51.8
Valley View Surgicare Partners, Ltd.	Baylor Surgicare at Valley View	Dallas	51.7	50.1
Fort Worth Surgicare Partners, Ltd.	Baylor Surgical Hospital of Fort Worth	Fort Worth	50.7	50.5
Denton Surgicare Partners, Ltd.	Baylor Surgicare at Denton	Denton	50.1	50.1
Arlington Surgicare Partners, Ltd.	Surgery Center of Arlington	Arlington	50.1	50.1
Garland Surgicare Partners, Ltd.	Baylor Surgicare at Garland	Garland	50.1	50.1
University Surgical Partners of Dallas, L.L.P.	N/A	Dallas	63.7	63.7
Dallas Surgical Partners, L.L.C.	Baylor Surgicare	Dallas	59.2	59.5
MSH Partners, L.L.C.	Mary Shiels Hospital	Dallas	31.8	31.9
North Central Surgical Center, L.L.P.	North Central Surgery Center	Dallas	32.6	32.4
Grapevine Surgicare Partners, Ltd.	Baylor Surgicare at Grapevine	Grapevine	51.7	51.9
Frisco Medical Center, L.L.P.	Baylor Medical Center at Frisco	Frisco	50.4	50.4
Lewisville Surgicare Partners, Ltd.	Baylor Surgicare at Lewisville	Lewisville	62.9	54.1
Physicians Center of Fort Worth, L.L.P.	Baylor Surgicare at Fort Worth I & II	Fort Worth	50.8	50.8
Bellaire Outpatient Surgery Center, L.L.P. (2)	Bellaire Surgery Center	Fort Worth	50.1	50.1
Park Cities Surgery Center, L.L.C.	Park Cities Surgery Center	Dallas	50.1	50.1
Trophy Club Medical Center, L.P.	Trophy Club Medical Center	Fort Worth	50.1	50.5
Rockwall/Heath Surgery Center, L.L.P.	Baylor Surgicare at Heath	Heath	57.3	53.7
North Garland Surgery Center, L.L.P.	North Garland Surgery Center	Garland	51.7	52.8
Rockwall Ambulatory Surgery Center, L.L.P.	Rockwall Surgery Center	Rockwall	53.3	51.1
Baylor Surgicare at Plano, L.L.C.	Baylor Surgicare at Plano	Plano	50.6	51.1
Arlington Orthopedic and Spine Hospitals, LLC	Arlington Hospital	Arlington	50.1	50.1
Baylor Surgicare at Granbury, LLC	Granbury Surgical Plaza	Granbury	51.0	50.8
Metrocrest Surgery Center, L.L.C.	Baylor Surgicare at Carrollton	Carrollton	51.0	51.0
Baylor Surgicare at Mansfield, L.L.C.	Baylor Surgicare at Mansfield	Mansfield	51.0	51.0
Baylor Surgicare at Ennis, L.L.C.	Baylor Surgicare at Ennis	Ennis	51.0	51.0
Tuscan Surgery Center, L.L.C.	Tuscan Surgery Center at Las Colinas	Las Colinas	53.3	54.4
Lone Star Endoscopy Center, L.L.C.	Lone Star Endoscopy	Keller Endo	51.0	51.0
Baylor Surgicare at Plano Parkway, L.L.C.	Baylor Surgicare at Plano Parkway	Plano	51.0	51.0
Texas Endoscopy Centers, LLC	Plano Endo	Plano/Allen	51.0	—
Unconsolidated affiliates:
Denton Surgicare Real Estate, Ltd.	(3)	n/a	49.0	49.0
Irving-Coppell Surgical Hospital, L.L.P.	Irving-Coppell Surgical Hospital	Irving	18.5	18.5
MCSH Real Estate Investors, Ltd.	(3)	n/a	2.0	2.0

1.	List excludes holding companies, which are wholly-owned by the Company and hold the Company’s investments in the Facilities.

2.	Partnership that has investment in North Central Surgical Center, Baylor Surgicare, and Mary Shields Hospital.

3.	These entities are not surgical facilities and do not have ownership in any surgical facilities.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

On December 31, 2013, Fort Worth Surgicare Partners Ltd., which is consolidated by THVG, acquired 50.5% of Tarrant County Surgical Center, LLC (TCSC), and all of its assets and liabilities for $4.75 million, consisting of units in Fort Worth Surgicare Partners Ltd. valued at $3.1 million, $905 thousand of cash, and a note payable, with a due date one year from the closing of the center, to the physicians in the amount of $750 thousand.

On June 30, 2014, THVG acquired 51% of Texas Endoscopy Centers LLC (TX Endo), for $7.3 million. TX Endo consists of two locations, one in Plano, Texas and one in Allen, Texas.

There were no equity acquisitions during fiscal year 2013.

The following table summarizes the recorded values of the assets acquired and liabilities assumed at the dates of acquisition (in thousands):

	TX Endo	TCSC
Cash and cash equivalents	$98	$—
Current assets	760	—
Long-term assets	449	181
Goodwill	10,908	4,569

Total assets acquired	12,215	4,750

Current liabilities	359	757
Long-term liabilities	10	—

Total liabilities assumed	369	757

Noncontrolling interests	4,554	3,342

Net assets acquired	$7,292	$651

The acquisitions were accounted for in accordance with ASC 805 and the acquisition method was applied. The results of these acquisitions are included in THVG’s consolidated financial statements from the date of acquisition. Total acquisition costs included in professional fees on THVG’s consolidated statement of income were $69,000 for 2014.

4.	NONCONTROLLING INTERESTS

The Company controls and therefore consolidates the results of 30 of its 31 facilities at June 30, 2014. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During the fiscal year ended June 30, 2014, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $1,855,000 and $2,141,000, respectively. During the fiscal year ended June 30, 2013, the Company purchased and sold $1,739,000 and $671,000, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to the Company’s equity. The impact of these transactions is summarized as follows (in thousands):

	Year Ended June 30, 2014	Year Ended June 30, 2013
Net income attributable to the Company	$80,082	$82,288
Net transfers to the noncontrolling interests:
Decrease in the Company’s equity for losses incurred related to purchases of subsidiaries’ equity interests	(2,697)	(1,070)
Increase in the Company’s equity for losses incurred related to sales of subsidiaries’ equity interests	23	153

Net transfers to noncontrolling interests	(2,674)	(917)

Change in equity from net income attributable to the Company and net transfers to noncontrolling interests	$77,408	$81,371

5.	GOODWILL AND INTANGIBLE ASSETS

At June 30, 2014 and 2013, goodwill and intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	2014	2013
Goodwill - parent	$193,829	$178,361
Other intangible assets	1,192	1,207

Total	$195,021	$179,568

The following is a summary of changes in the carrying amount of goodwill for the years ended June 30, 2014 and 2013 (in thousands):

Balance, June 30, 2012	$179,209
Adjustments:
Acquisition of North Central Carrell Clinic	(848)

Balance, June 30, 2013	178,361
Additions:
Acquisition of Texas Endoscopy Centers	10,908
Acquisition of TCSC Pain (Ft. Worth Hosp)	4,569
Other	(9)

Balance, June 30, 2014	$193,829

Goodwill additions resulting from business combinations are recorded and assigned to the parent and noncontrolling interests.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Intangible assets with definite useful lives are amortized over their respective estimated useful lives. The agreements underlying THVG’s management contract assets have no determinable termination date and, consequently, the related intangible assets have indefinite useful lives. The carrying amount of THVG’s management contract was approximately $1,150,000 at both June 30, 2014 and 2013. Goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment at least annually. No impairment was identified in 2014 or 2013.

The $848,000 adjustment for North Central Carrell Clinic in 2013 relates to a final purchase price allocation adjustment to the fair value of property and equipment acquired.

6.	LONG-TERM OBLIGATIONS

At June 30, 2014 and 2013, long-term obligations consisted of the following (in thousands):

	2014	2013
Capital lease obligations (Note 7)	$126,230	$125,163
Notes payable to financial institutions	24,229	32,610
Total long-term obligations	150,459	157,773
Less current portion	(12,755)	(11,804)

Long-term obligations, less current portion	$137,704	$145,969

The aggregate maturities of notes payable for each of the five years subsequent to June 30, 2014 and thereafter are as follows (in thousands):

2015	$8,644
2016	6,082
2017	2,815
2018	1,825
2019	270
Thereafter	4,593

Total long-term obligations	$24,229

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

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Minimum future payments under noncancelable leases with remaining terms in excess of one year as of June 30, 2014 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending June 30:
2015	$17,294	$13,647
2016	17,459	12,045
2017	17,505	11,211
2018	17,986	10,700
2019	17,563	10,489
Thereafter	154,499	43,468

Total minimum lease payments	242,306	$101,560

Amount representing interest	(116,076)

Total principal payments	$126,230

Total rent expense under operating leases was approximately $21,744,000 and $19,791,000 for the years ended June 30, 2014 and 2013, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.

8.	RELATED-PARTY TRANSACTIONS

THVG operates the Facilities under management and royalty contracts, and THVG in turn is managed by Baylor and USP, resulting in THVG incurring management and royalty fee expense payable to Baylor and USP in amounts equal to the management and royalty fee income THVG receives from the Facilities. THVG’s management and royalty fee income from the facilities it consolidates for financial reporting purposes eliminates in consolidation with the facilities’ expense and therefore is not included in THVG’s consolidated revenues. THVG’s management and royalty fee income from facilities which are not consolidated was $600,000 for both years ended June 30, 2014 and 2013, respectively, and is included in the consolidated revenues of THVG.

The management and royalty fee expense to Baylor and USP was approximately $27,900,000 and $28,276,000 for the years ended June 30, 2014 and 2013, respectively, and is reflected in operating expenses in THVG’s consolidated statements of income. Of the total, 64.3% and 34.0% represent management fees payable to USP and Baylor, respectively, and 1.7% represents royalty fees payable to Baylor.

Under the management and royalty agreements, the Facilities pay THVG an amount ranging from 4.5% to 7% of their net patient service revenue less provision for doubtful accounts annually, subject, in some cases, to an annual cap.

In addition, a subsidiary of USPI frequently pays bills on behalf of THVG and has custody of substantially all of THVG’s excess cash, paying THVG and the Facilities interest income on the net balance at prevailing market rates. Amounts held by USPI on behalf of THVG and the facilities totaled $68,856,000 and $56,749,000 at June 30, 2014 and 2013, respectively, net against accrued expenses that USPI paid on behalf of THVG of $7,486,000 and $7,426,000 at June 30, 2014 and 2013, respectively. These net amounts are shown in Funds due from United Surgical Partners, Inc. The interest income amounted to $93,590 and $93,350 for the years ended June 30, 2014 and 2013, respectively.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

9.	COMMITMENTS AND CONTINGENCIES

Financial Guarantees

THVG guarantees portions of the indebtedness of its investees to third-parties, which could potentially require THVG to make maximum aggregate payments totaling approximately $6,870,000. Of the total, $5,238,000 relates to the obligations of four consolidated subsidiaries whose obligations are included in THVG’s consolidated balance sheet and related disclosures, $1,632,000 relates to obligations of two consolidated subsidiaries under operating leases whose obligations are not included in THVG’s consolidated balance sheet and related disclosures.

These arrangements (a) consist of guarantees of real estate and equipment financing, (b) are collateralized by all or a portion of the investees’ assets, (c) require payments by THVG in the event of a default by the investee primarily obligated under the financing, (d) expire as the underlying debt matures at various dates through 2020, or earlier if certain performance targets are met, and (e) provide no recourse for THVG to recover any amounts from third-parties. The fair value of the guarantee liability was not material to the consolidated financial statements and, therefore, no amounts were recorded at June 30, 2014 related to these guarantees. When THVG incurs guarantee obligations that are disproportionately greater than the guarantees provided by the investee’s other owners, THVG charges the investee a fair market value fee based on the value of the contingent liability THVG is assuming.

Litigation and Professional Liability Claims

In their normal course of business, the Facilities are subject to claims and lawsuits relating to patient treatment. THVG believes that its liability for damages resulting from such claims and lawsuits is adequately covered by insurance or is adequately provided for in its consolidated financial statements. USPI, on behalf of THVG and each of the Facilities, maintains professional liability insurance that provides coverage on a claims-made basis of $1,000,000 per incident and $11,000,000 in annual aggregate amount with retroactive provisions upon policy renewal. Certain of THVG’s insurance policies have deductibles and contingent premium arrangements. THVG believes that the expense recorded through June 30, 2014, which was estimated based on historical claims, adequately provides for its exposure under these arrangements. Additionally, from time to time, THVG may be named as a party to other legal claims and proceedings in the ordinary course of business. THVG is not aware of any such claims or proceedings that have more than a remote chance of having a material adverse impact on THVG.

10.	SUBSEQUENT EVENTS

THVG regularly engages in exploratory discussions or enters into letters of intent with various entities regarding possible joint ventures, development, or other transactions. These possible joint ventures, developments of new facilities, or other transactions are in various stages of negotiation.

THVG has performed an evaluation of subsequent events through November 11, 2014, which is the date the consolidated financial statements were available to be issued.

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

Consolidated Financial Statements

Years Ended June 30, 2013 and 2012

(With Independent Auditors’ Report Thereon)

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

21

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

TEXAS HEALTH VENTURES GROUP, L.L.C. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

(In thousands)

	Total	Equity			Noncontrolling Interests — Nonredeemable
		USP	BUMC	Total
Balance at June 30, 2011	$212,011	$97,210	$97,600	$194,810	$17,201
Net income	87,207	40,917	41,081	81,998	5,209
Distributions to members	(80,418)	(37,834)	(37,986)	(75,820)	(4,598)
Contributions from members	2,425	1,210	1,215	2,425	—
Purchase of noncontrolling interests	193	(595)	(597)	(1,192)	1,385
Sales of noncontrolling interests	96	259	260	519	(423)

Balance at June 30, 2012	221,514	101,167	101,573	202,740	18,774
Net income	87,510	41,062	41,226	82,288	5,222
Distributions to members	(85,718)	(40,250)	(40,411)	(80,661)	(5,057)
Purchase of noncontrolling interests	(1,079)	(534)	(536)	(1,070)	(9)
Sales of noncontrolling interests	368	76	77	153	215

Balance at June 30, 2013	$222,595	$101,521	$101,929	$203,450	$19,145

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

10.3

Incremental Facility Amendment, dated as of April 3, 2012, among Holdings, the Company, the Incremental Lender (as defined therein), and JP Morgan Chase Bank, N.A., as Administrative Agent (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

10.4

Second Amendment, dated as of April 3, 2012, to the Credit Agreement dated as of April 19, 2007, among Holdings, the Company, as the Borrower, and the lenders, agents and other parties thereto (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

10.5

Third Amendment, dated as of December 19, 2012, to the Credit Agreement dated as of April 19, 2007, among Holdings, the Company, as the Borrower, and the lenders, agents and other parties thereto (previously filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2012 and incorporated herein by reference).(1)

10.6

Fourth Amendment, dated as of February 19, 2013, to the Credit Agreement dated as of April 19, 2007, among Holdings, the Company, as the Borrower, and the lenders, agents and other parties thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2013 and incorporated herein by reference).(1)

10.7

Amendment No. 5, dated June 27, 2014, to the Credit Agreement, dated as of April 19, 2007, as amended August 19, 2009, April 3, 2012, December 19, 2012 and February 19, 2013 among USPI, USPI Holdings, Inc., each lender from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other Agents named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2014 and incorporated herein by reference).(1)

10.8

Guarantee and Collateral Agreement, dated as of April 19, 2007, among USPI Holdings, Inc., the Company, the subsidiaries of the Company identified therein and Citibank, N.A., as Collateral Agent (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-183533) and incorporated herein by reference).(1)

10.9

Employment Agreement, dated as of April 19, 2007, by and between the Company and Donald E. Steen (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.10

Amendment to Employment Agreement, dated as of November 14, 2011, by and between the Company and Donald E. Steen (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on March 2, 2012 and incorporated herein by reference).(1)(3)

10.11

Employment Agreement, dated as of April 19, 2007, by and between the Company and William H. Wilcox (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.12

Employment Agreement, dated as of April 19, 2007, by and between the Company and Brett P. Brodnax (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference).(1)(3)

10.13

Employment Agreement, dated as of April 21, 2009, by and between the Company and Philip A. Spencer. (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 25, 2011 and incorporated herein by reference).(1)(3)

10.14

Second Amended and Restated Employment Agreement, dated as of March 1, 2013, by and between the Company and Jason B. Cagle (previously filed as an exhibit to the Company’s Current Report on Form 10-Q (No. 333-144337) and incorporated herein by reference).(1)(3)

10.15	Employment Agreement, dated as of January 7, 2013, by and between the Company and Sandra R. A. Karrmann.(2)(3)

Exhibit Number	Description

10.16	USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (No. 333-144337) and incorporated herein by reference).(1)(3)

10.17

First Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2009 and incorporated herein by reference).(1)(3)

10.18	Second Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan.(1)(3)

10.19	Third Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan.(1)(3)

10.20	Fourth Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan.(2)(3)

10.21

Amended and Restated Deferred Compensation Plan (previously filed as an exhibit to the Company’s Current Report on Form 10-K filed with the Commission on February 26, 2009 and incorporated herein by reference).(1)(3)

10.22

Form of Indemnification Agreement between United Surgical Partners International, Inc. and its directors and officers (previously filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (No. 333-55442) and incorporated herein by reference).(1)(3)

21.1	List of the Company’s subsidiaries.(2)

24.1	Power of Attorney — Paul B. Queally(2)

24.2	Power of Attorney — Joel T. Allison(2)

24.3	Power of Attorney — Anthony F. Ecock(2)

24.4	Power of Attorney — John C. Garrett, M.D.(2)

24.5	Power of Attorney — D. Scott Mackesy(2)

24.6	Power of Attorney — James Ken Newman(2)

24.7	Power of Attorney — Harold L. Paz, M.D., M.S.(2)

24.8	Power of Attorney — Raymond A. Ranelli(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statement of Changes in Equity for the years ended December 31, 2014, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements.

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

Date: February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board	February 25, 2015
Paul B. Queally

/s/ William H. Wilcox	Chief Executive Officer and	February 25, 2015
William H. Wilcox	Director (Principal Executive Officer)

/s/ Jason B. Cagle	Senior Vice President and Chief	February 25, 2015
Jason B. Cagle	Financial Officer (Principal Financial Officer)

/s/ J. Anthony Martin	Senior Vice President, Corporate Controller And	February 25, 2015
J. Anthony Martin	Chief Accounting Officer (Principal Accounting Officer)

*	Director	February 25, 2015
Joel T. Allison

*	Director	February 25, 2015
Anthony F. Ecock

*	Director	February 25, 2015
John C. Garrett, M.D.

*	Director	February 25, 2015
D. Scott Mackesy

*	Director	February 25, 2015
James Ken Newman

Signature	Title	Date

*	Director	February 25, 2015
Harold L. Paz, M.D., M.S.

*	Director	February 25, 2015
Raymond A. Ranelli

*

W. Bradley Bickham, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the above-named directors and officers of the Company on the date indicated below, pursuant to powers of attorney executed by each of such directors and officers and contemporaneously filed herewith with the Commission.

By:	/s/ W. Bradley Bickham
W. Bradley Bickham
Attorney-in-fact

Date: February 25, 2015

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

10.18	Second Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan.(1)(3)

10.19	Third Amendment to the USPI Group Holdings, Inc. 2007 Equity Incentive Plan.(1)(3)

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

21.1	List of the Company’s subsidiaries.(2)

24.1	Power of Attorney — Paul B. Queally(2)

24.2	Power of Attorney — Joel T. Allison(2)

24.3	Power of Attorney — Anthony F. Ecock(2)

24.4	Power of Attorney — John C. Garrett, M.D.(2)

24.5	Power of Attorney — D. Scott Mackesy(2)

24.6	Power of Attorney — James Ken Newman(2)

24.7	Power of Attorney — Harold L. Paz, M.D., M.S.(2)

24.8	Power of Attorney — Raymond A. Ranelli(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2011, (v) Consolidated Statement of Changes in Equity for the years ended December 31, 2014, 2013 and 2012 and (iv) Notes to Consolidated Financial Statements.

(1)	Previously filed.

(2)	Filed herewith.

(3)	Management contract or compensatory plan or arrangement in which a director or executive officer participates.