Form 10-Q
period 2015-03-31
UNITED SURGICAL PARTNERS INTERNATIONAL INC
filed 2015-05-05
CIK 1101723

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of Common Stock of the Registrant outstanding at May 4, 2015 was 100.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

United Surgical Partners International, Inc.:

We have reviewed the consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries (the Company) as of March 31, 2015, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Surgical Partners International, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the year then ended not presented herein; and in our report dated February 25, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Dallas, Texas

May 4, 2015

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands — except share data)
ASSETS
Cash and cash equivalents	$38,176	$36,554
Available for sale securities	10,746	10,831
Accounts receivable, net of allowance for doubtful accounts of $12,413 and $11,974, respectively	53,493	57,616
Other receivables	31,314	23,568
Inventories of supplies	9,956	8,681
Deferred tax asset, net	29,353	29,518
Prepaids and other current assets	22,331	16,210

Total current assets	195,369	182,978
Property and equipment, net	128,020	128,887
Investments in unconsolidated affiliates	595,899	605,100
Goodwill	1,266,443	1,265,461
Intangible assets, net	367,225	368,190
Other assets	29,854	33,241

Total assets	$2,582,810	$2,583,857

LIABILITIES AND EQUITY
Accounts payable	$21,691	$23,272
Accrued salaries and benefits	22,268	32,571
Due to affiliates	167,049	159,608
Accrued interest	19,932	10,045
Current portion of long-term debt	18,978	18,668
Other current liabilities	63,758	63,359

Total current liabilities	313,676	307,523
Long-term debt, less current portion	1,438,831	1,457,203
Other long-term liabilities	38,910	37,868
Deferred tax liability, net	207,649	205,426

Total liabilities	1,999,066	2,008,020
Noncontrolling interests — redeemable (Note 3)	195,637	195,059
Commitments and contingencies (Note 8)
Equity:
United Surgical Partners International, Inc. (USPI) stockholder’s equity:
Common stock, $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	217,198	220,135
Accumulated other comprehensive income (loss)	42	(4)
Retained earnings	120,236	111,713

Total USPI stockholder’s equity	337,476	331,844
Noncontrolling interests — non-redeemable (Note 3)	50,631	48,934

Total equity	388,107	380,778

Total liabilities and equity	$2,582,810	$2,583,857

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Income

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(Unaudited — in thousands)
Revenues:
Net patient service revenues	$130,418	$120,979
Management and contract service revenues	24,683	21,765
Other revenues	2,957	2,557

Total revenues	158,058	145,301
Equity in earnings of unconsolidated affiliates	21,364	17,882
Operating expenses:
Salaries, benefits, and other employee costs	46,127	41,896
Medical services and supplies	25,634	24,555
Other operating expenses	29,515	27,886
General and administrative expenses	13,588	11,785
Provision for doubtful accounts	2,220	1,988
Net loss on deconsolidations, disposals and impairments	282	1,014
Depreciation and amortization	6,243	6,485

Total operating expenses	123,609	115,609

Operating income	55,813	47,574
Interest income	369	459
Interest expense	(23,469)	(23,558)
Other, net	(3)	—

Total other expense, net	(23,103)	(23,099)

Income from continuing operations before income taxes	32,710	24,475
Income tax expense	(5,826)	(3,501)

Income from continuing operations	26,884	20,974
Discontinued operations, net of tax:
Loss on disposal of discontinued operations	—	(332)

Net income	26,884	20,642
Less: Net income attributable to noncontrolling interests	(18,361)	(15,412)

Net income attributable to USPI’s common stockholder	$8,523	$5,230

Amounts attributable to USPI’s common stockholder:
Income from continuing operations, net of tax	$8,523	$5,562
Loss on disposal of discontinued operations, net of tax	—	(332)

Net income attributable to USPI’s common stockholder	$8,523	$5,230

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(Unaudited — in thousands)
Net income	$26,884	$20,642
Other comprehensive income:
Unrealized gain on available for sale securities, net of tax	46	3

Comprehensive income	26,930	20,645
Comprehensive income attributable to noncontrolling interests	(18,361)	(15,412)

Comprehensive income attributable to USPI’s common stockholder	$8,569	$5,233

See accompanying notes to consolidated financial statements.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statement of Changes in Equity

For the Three Months Ended March 31, 2015

	USPI’s Common Stockholder
	Outstanding Shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Noncontrolling Interests Non- Redeemable	Total
	(Unaudited — in thousands, except share amounts)
Balance, December 31, 2014	100	$—	$220,135	$(4)	$111,713	$48,934	$380,778
Distributions to noncontrolling interests	—	—	—	—	—	(2,938)	(2,938)
Purchases of noncontrolling interests	—	—	(397)	—	—	(31)	(428)
Sales of noncontrolling interests	—	—	(2,974)	—	—	328	(2,646)
Acquisition of new business	—	—	—	—	—	1,827	1,827
Contribution related to equity award grants by USPI Group Holdings, Inc.	—	—	434	—	—	—	434
Net income	—	—	—	—	8,523	2,511	11,034
Other comprehensive income	—	—	—	46	—	—	46

Balance, March 31, 2015	100	$—	$217,198	$42	$120,236	$50,631	$388,107

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

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(Unaudited — in thousands)
Cash flows from operating activities:
Net income	$26,884	$20,642
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	332
Provision for doubtful accounts	2,220	1,988
Depreciation and amortization	6,243	6,485
Amortization of debt issue costs	1,174	1,095
Deferred income taxes	2,372	918
Net loss on deconsolidations, disposals and impairments	282	1,014
Equity in earnings of unconsolidated affiliates, net of distributions received	10,128	25,569
Equity-based compensation	677	518
Increases (decreases) in cash from changes in operating assets and liabilities, net of effects from purchases of new businesses:
Accounts receivable	2,908	2,787
Other receivables	(3,058)	(2,455)
Inventories of supplies, prepaids and other current assets	(5,449)	(3,267)
Accounts payable and other current liabilities	(5,269)	5,825
Long-term liabilities	33	(412)

Net cash provided by operating activities	39,145	61,039

Cash flows from investing activities:
Purchases of new businesses and equity interests, net of cash received	(1,190)	(37,064)
Proceeds from sales of businesses and equity interests	—	430
Purchases of property and equipment	(1,786)	(1,681)
Sales and purchases of marketable securities, net	151	461
Returns of capital from unconsolidated affiliates	—	22,000
Decrease (increase) in deposits and notes receivable	833	(252)

Net cash used in investing activities	(1,992)	(16,106)

Cash flows from financing activities:
Proceeds from long-term debt	—	285
Payments on long-term debt	(20,054)	(5,182)
Increase (decrease) in cash held on behalf of unconsolidated affiliates and other	7,219	(41,210)
Purchases and sales of noncontrolling interests, net	(802)	(944)
Distributions to noncontrolling interests	(21,894)	(18,636)

Net cash used in financing activities	(35,531)	(65,687)

Net increase (decrease) in cash and cash equivalents	1,622	(20,754)
Cash and cash equivalents at beginning of period	36,554	78,741

Cash and cash equivalents at end of period	$38,176	$57,987

Supplemental information:
Interest paid	$12,408	$12,557
Income taxes paid	7,903	1,788
Non-cash transactions:
Assets acquired under capital lease obligations	$1,876	$1,244

See accompanying notes to consolidated financial statements

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

(a) Description of Business

United Surgical Partners International, Inc., a Delaware corporation, and subsidiaries (USPI or the Company) was formed in February 1998 for the primary purpose of ownership and management of ambulatory surgery centers, surgical hospitals and related businesses. At March 31, 2015, the Company, headquartered in Dallas, Texas, operated 218 short-stay surgical facilities in the United States. Of these 218 facilities, the Company consolidates the results of 63 and accounts for 155 under the equity method. The majority of the Company’s facilities are jointly owned with local physicians and a health system partner that has other healthcare businesses in the region. At March 31, 2015, the Company had agreements with health system partners providing for joint ownership of 154 of the Company’s 218 facilities and also providing a framework for the planning and construction of additional facilities in the future. All but two of the Company’s facilities include physician owners.

The Company is subject to changes in government legislation that could impact Medicare and Medicaid and is also subject to increased levels of managed care penetration and changes in payor patterns that may impact the level and timing of payments for services rendered.

The Company maintains its books and records on the accrual basis of accounting, and the accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements and notes should be read in conjunction with the Company’s December 31, 2014 Form 10-K. It is management’s opinion that the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(2) Investments in Unconsolidated Affiliates

The Company controls 63 of its entities and therefore consolidates their results. However, the Company accounts for a majority (155 of its 218 facilities at March 31, 2015) as investments in unconsolidated affiliates, i.e., under the equity method, as the Company’s level of influence is significant but does not reach the threshold of controlling the entity. The majority of these investments are partnerships or limited liability companies, which require the associated tax benefit or expense to be recorded by the partners or members. Summarized financial information for the Company’s equity method investees on a combined basis is as follows (amounts are in thousands, except number of facilities, and reflect 100% of the investees’ results on an aggregated basis and are unaudited):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Unconsolidated facilities operated at period-end	155	150
Income statement information:
Revenues	$486,359	$418,088
Operating expenses:
Salaries, benefits, and other employee costs	120,177	106,396
Medical services and supplies	123,310	103,952
Other operating expenses	119,961	103,254
Gain on asset disposals, net	(293)	(1,746)
Depreciation and amortization	19,475	18,373

Total operating expenses	382,630	330,229

Operating income	103,729	87,859
Interest expense, net	(6,972)	(7,315)
Other, net	(49)	311

Income before income taxes	$96,708	$80,855

Balance sheet information:
Current assets	$394,558	$329,346
Noncurrent assets	547,776	553,531
Current liabilities	210,029	204,152
Noncurrent liabilities	347,574	358,628

The Company regularly engages in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in unconsolidated affiliates that need capital for acquisitions, new construction or other business growth opportunities. During the three months ended March 31, 2015, these transactions resulted in a net cash outflow of approximately $1.2 million.

(3) Noncontrolling Interests

The Company controls and therefore consolidates the results of 63 of its 218 facilities. Similar to its investments in unconsolidated affiliates, the Company regularly engages in the purchase and sale of equity interests with respect to its consolidated subsidiaries that do not result in a change of control. These transactions

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

are accounted for as equity transactions, as they are undertaken among the Company, its consolidated subsidiaries, and noncontrolling interests, and their cash flow effect is classified within financing activities.

During the three months ended March 31, 2015, the Company purchased and sold equity interests in various consolidated subsidiaries in the amounts of $1.4 million and $0.6 million, respectively. The basis difference between the Company’s carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to additional paid-in capital. The impact of these transactions is summarized as follows (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net income attributable to USPI	$8,523	$5,230
Transfers to the noncontrolling interests:
Decrease in USPI’s additional paid-in capital for sales of subsidiaries’ equity interests	(2,974)	(8,755)
(Decrease) increase in USPI’s additional paid-in capital for purchases of subsidiaries’ equity interests	(397)	1,769

Net transfers to noncontrolling interests	(3,371)	(6,986)

Change in equity from net income attributable to USPI and transfers to noncontrolling interests	$5,152	$(1,756)

Upon the occurrence of certain fundamental regulatory changes, the Company could be obligated, under the terms of its investees’ partnership and operating agreements, to purchase some or all of the noncontrolling interests related to the Company’s consolidated subsidiaries. These repurchase requirements are limited to the portions of its facilities that are owned by physicians who perform surgery at the Company’s facilities and would be triggered by regulatory changes making the existing ownership structure illegal. While the Company is not aware of events that would make the occurrence of such a change probable, regulatory changes are outside the control of the Company. Accordingly, the noncontrolling interests subject to these repurchase provisions, and the income attributable to those interests, have been classified outside of equity and are carried as “noncontrolling interests — redeemable” on the Company’s consolidated balance sheets. The activity for the three months ended March 31, 2015 and 2014 is summarized below (in thousands):

Noncontrolling Interests — Redeemable- 2015
Balance, December 31, 2014	$195,059
Net income attributable to noncontrolling interests	15,850
Distributions to noncontrolling interests	(18,956)
Purchases of noncontrolling interests	(931)
Sales of noncontrolling interests	798
Acquisition of new business	3,817

Balance, March 31, 2015	$195,637

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

The Company has ownership in an entity that operates and manages ten surgical facilities in the Houston, Texas area. Despite not holding a controlling voting interest, the Company is the primary beneficiary because the Company is able to make the decisions that are most significant to the operations of the entity and has provided all of the funding for the entity, which the entity has used to acquire surgical facilities. The Company is entitled to a majority of the entity’s earnings until the Company has received a specified return on the investment. The Company has no exposure for the entity’s losses beyond this investment. Accordingly, the Company did not provide any financial or other support to the entity that it was not previously contractually required to provide during three months ended March 31, 2015 or 2014. At March 31, 2015 and 2014, the total assets of this entity were $127.2 million and $120.7 million, and the total liabilities owed to third parties were $24.8 million and $22.7 million, respectively. Such amounts are included in the Company’s consolidated balance sheets.

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

The fair value of the Company’s long-term debt is determined by either (i) estimation of the discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders, or (ii) quoted market prices at the reporting date for the traded debt securities. At both March 31, 2015 and 2014, both the aggregate carrying amount and estimated fair value of long-term debt was approximately $1.5 billion. The fair value of debt is classified within Level 2 of the valuation hierarchy.

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

At March 31, 2015 and 2014, the Company had approximately $10.7 million and $10.3 million, respectively, of marketable securities, which are held by the Company’s wholly-owned insurance subsidiary. These investments are used in connection with its retained professional and general liability risks and are not available for general corporate purposes. The marketable securities consist of U.S. Treasury and corporate debt, are classified as available-for-sale and are recorded at fair value on the consolidated balance sheet. The fair value of these securities are classified within Level 2 of the valuation hierarchy, and are based on closing market prices of the investments when applicable, or alternatively, valuations utilizing market data and other observable inputs. Realized gains and losses on the sale of these securities are reclassified out of other comprehensive income and into “Other, net” on the accompanying consolidated statements of income.

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

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Salaries, benefits and other employee costs	$189	$149
General and administrative expenses	488	369

Expense before income tax benefit	677	518
Income tax benefit	(228)	(171)

Total equity-based compensation expense, net of tax	$449	$347

Total equity-based compensation, included in the consolidated statements of income, classified by type of award, is as follows (in thousands):

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Share awards	$187	$151
Stock options	490	367

Expense before income tax benefit	677	518
Income tax benefit	(228)	(171)

Total equity-based compensation expense, net of tax	$449	$347

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(7) Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million for the three months ended March 31, 2015 and 2014. Such amounts accrue at an annual rate of $2.0 million. The Company pays $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At March 31, 2015, the Company had approximately $8.0 million accrued related to this management fee, which is included in other long-term liabilities in the accompanying consolidated balance sheet.

The Company has provided a revolving line of credit of up to $3.0 million to European Surgical Partners Limited (ESP), a company owned in part by affiliates of Welsh Carson, members of the Company’s management and other investors. The balance owed to the Company by ESP was $2.9 million at March 31, 2015 and is included in “Prepaids and other current assets” on the accompanying consolidated balance sheet. The borrowing bears interest at 6.5% per annum and matures upon the earlier of the refinance or discharge of ESP under its current third-party credit facility, at which time all principal and interest is due. The Company believes that the terms of the revolving line of credit are approximately the same as if they had been negotiated on an arms’ length basis.

(8) Commitments and Contingencies

As of March 31, 2015, the Company had issued guarantees of the indebtedness and other obligations of its investees to third parties, which could potentially require the Company to make maximum aggregate payments totaling approximately $37.2 million. Of the total, $9.3 million relates to the obligations of consolidated subsidiaries, whose obligations are included in the Company’s consolidated balance sheet and related disclosures, and $25.2 million of the remaining $27.9 million relates to the obligations of unconsolidated affiliated companies, whose obligations are not included in the Company’s consolidated balance sheet and related disclosures. The remaining $2.7 million represents a guarantee of the obligations of two facilities which have been sold. The Company has full recourse to the buyers with respect to these amounts.

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

(9) Condensed Consolidating Financial Statements

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

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

Condensed Consolidating Balance Sheets:

As of March 31, 2015	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total

ASSETS
Current assets:
Cash and cash equivalents	$29,703	$8,473	$—	$38,176
Available for sale securities	10,746	—	—	10,746
Accounts receivable, net	—	53,493	—	53,493
Other receivables	119,467	29,276	(117,429)	31,314
Inventories of supplies	—	9,956	—	9,956
Prepaids and other current assets	49,361	2,323	—	51,684

Total current assets	209,277	103,521	(117,429)	195,369
Property and equipment, net	36,655	91,105	260	128,020
Investments in unconsolidated affiliates	1,026,761	49,683	(480,545)	595,899
Goodwill and intangible assets, net	965,528	263,411	404,729	1,633,668
Other assets	31,896	1,055	(3,097)	29,854

Total assets	$2,270,117	$508,775	$(196,082)	$2,582,810

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,091	$17,600	$—	$21,691
Accrued expenses and other	285,744	104,845	(117,582)	273,007
Current portion of long-term debt	10,257	8,876	(155)	18,978

Total current liabilities	300,092	131,321	(117,737)	313,676
Long-term debt, less current portion	1,391,350	50,596	(3,115)	1,438,831
Other long-term liabilities	241,199	5,541	(181)	246,559
Parent’s equity	337,476	253,929	(253,929)	337,476
Noncontrolling interests	—	67,388	178,880	246,268

Total liabilities and equity	$2,270,117	$508,775	$(196,082)	$2,582,810

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

As of December 31, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total

ASSETS
Current assets:
Cash and cash equivalents	$27,404	$9,150	$—	$36,554
Available for sale securities	10,831	—	—	10,831
Accounts receivable, net	—	57,616	—	57,616
Other receivables	118,384	35,521	(130,337)	23,568
Inventories of supplies	—	8,681	—	8,681
Prepaids and other current assets	44,014	1,714	—	45,728

Total current assets	200,633	112,682	(130,337)	182,978
Property and equipment, net	37,622	90,959	306	128,887
Investments in unconsolidated affiliates	1,032,638	55,224	(482,762)	605,100
Goodwill and intangible assets, net	966,466	262,467	404,718	1,633,651
Other assets	34,116	1,636	(2,511)	33,241

Total assets	$2,271,475	$522,968	$(210,586)	$2,583,857

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,680	$17,592	$—	$23,272
Accrued expenses and other	276,814	119,101	(130,332)	265,583
Current portion of long-term debt	10,232	8,749	(313)	18,668

Total current liabilities	292,726	145,442	(130,645)	307,523
Long-term debt, less current portion	1,408,843	50,889	(2,529)	1,457,203
Other long-term liabilities	238,062	5,439	(207)	243,294
Parent’s equity	331,844	250,444	(250,444)	331,844
Noncontrolling interests	—	70,754	173,239	243,993

Total liabilities and equity	$2,271,475	$522,968	$(210,586)	$2,583,857

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Income:

For the Three Months Ended March 31, 2015	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$31,619	$132,998	$(6,559)	$158,058
Equity in earnings of unconsolidated affiliates	34,230	1,750	(14,616)	21,364
Operating expenses, excluding depreciation and amortization	27,913	95,984	(6,531)	117,366
Depreciation and amortization	1,769	4,428	46	6,243

Operating income	36,167	34,336	(14,690)	55,813
Interest expense, net	(22,233)	(867)	—	(23,100)
Other expense, net	—	(3)	—	(3)

Income from before income taxes	13,934	33,466	(14,690)	32,710
Income tax expense	(5,411)	(415)	—	(5,826)

Net income	8,523	33,051	(14,690)	26,884
Less: Net income attributable to noncontrolling interests	—	(6,397)	(11,964)	(18,361)

Net income attributable to Parent	$8,523	$26,654	$(26,654)	$8,523

For the Three Months Ended March 31, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Revenues	$28,715	$123,232	$(6,646)	$145,301
Equity in earnings of unconsolidated affiliates	28,694	1,412	(12,224)	17,882
Operating expenses, excluding depreciation and amortization	24,841	90,894	(6,611)	109,124
Depreciation and amortization	1,929	4,524	32	6,485

Operating income	30,639	29,226	(12,291)	47,574
Interest expense, net	(22,287)	(812)	—	(23,099)

Income from continuing operations before income taxes	8,352	28,414	(12,291)	24,475
Income tax expense	(2,790)	(711)	—	(3,501)

Income from continuing operations	5,562	27,703	(12,291)	20,974
Discontinued operations, net of tax	(332)	—	—	(332)

Net income	5,230	27,703	(12,291)	20,642
Less: Net income attributable to noncontrolling interests	—	(4,502)	(10,910)	(15,412)

Net income attributable to Parent	$5,230	$23,201	$(23,201)	$5,230

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Comprehensive Income:

For the Three Months Ended March 31, 2015	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$8,523	$33,051	$(14,690)	$26,884
Other comprehensive income:
Unrealized gain on available for sale securities, net of tax	46	—	—	46

Comprehensive income	8,569	33,051	(14,690)	26,930
Comprehensive income attributable to noncontrolling interests	—	(6,397)	(11,964)	(18,361)

Comprehensive income attributable to Parent	$8,569	$26,654	$(26,654)	$8,569

For the Three Months Ended March 31, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Net income	$5,230	$27,703	$(12,291)	$20,642
Other comprehensive income:
Unrealized gain on available for sale securities, net of tax	3	—	—	3

Comprehensive income	5,233	27,703	(12,291)	20,645
Comprehensive income attributable to noncontrolling interests	—	(4,502)	(10,910)	(15,412)

Comprehensive income attributable to Parent	$5,233	$23,201	$(23,201)	$5,233

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Condensed Consolidating Statements of Cash Flows:

For the Three Months Ended March 31, 2015	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$8,523	$33,051	$(14,690)	$26,884
Changes in operating and intercompany assets and liabilities and noncash items included in net income	9,384	1,522	1,355	12,261

Net cash provided by operating activities	17,907	34,573	(13,335)	39,145
Cash flows from investing activities:
Purchases of property and equipment, net	(689)	(1,097)	—	(1,786)
Purchases and sales of new businesses and equity interests, net	(731)	(459)	—	(1,190)
Other items, net	(1,188)	1,958	214	984

Net cash (used in) provided by investing activities	(2,608)	402	214	(1,992)
Cash flows from financing activities:
Long-term borrowings, net	(17,457)	(2,184)	(413)	(20,054)
Purchases and sales of noncontrolling interests, net	(802)	—	—	(802)
Distributions to noncontrolling interests	—	(35,228)	13,334	(21,894)
Decrease in cash held on behalf of noncontrolling interest holders and other	5,259	1,760	200	7,219

Net cash used in financing activities	(13,000)	(35,652)	13,121	(35,531)

Net increase (decrease) in cash	2,299	(677)	—	1,622
Cash at the beginning of the period	27,404	9,150	—	36,554

Cash at the end of the period	$29,703	$8,473	$—	$38,176

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

For the Three Months Ended March 31, 2014	Guarantors	Non-Participating Investees	Consolidation Adjustments	Consolidated Total
Cash flows from operating activities:
Net income	$5,230	$27,703	$(12,291)	$20,642
Loss from discontinued operations	332	—	—	332
Changes in operating and intercompany assets and liabilities and noncash items included in net income	33,795	8,349	(2,079)	40,065

Net cash provided by operating activities	39,357	36,052	(14,370)	61,039
Cash flows from investing activities:
Purchases of property and equipment, net	(596)	(1,085)	—	(1,681)
Purchases and sales of new businesses and equity interests, net	(33,970)	(2,664)	—	(36,634)
Other items, net	20,795	4,938	(3,524)	22,209

Net cash (used in) provided by investing activities	(13,771)	1,189	(3,524)	(16,106)
Cash flows from financing activities:
Long-term borrowings, net	(2,457)	(2,605)	165	(4,897)
Purchases and sales of noncontrolling interests, net	(944)	—	—	(944)
Distributions to noncontrolling interests	—	(33,006)	14,370	(18,636)
Decrease in cash held on behalf of noncontrolling interest holders and other	(46,149)	1,580	3,359	(41,210)

Net cash used in financing activities	(49,550)	(34,031)	17,894	(65,687)

Net (decrease) increase in cash	(23,964)	3,210	—	(20,754)
Cash at the beginning of the period	73,765	4,976	—	78,741

Cash at the end of the period	$49,801	$8,186	$—	$57,987

(10) New Accounting Pronouncements

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

UNITED SURGICAL PARTNERS INTERNATIONAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

(11) Joint Venture Agreement

On March 23, 2015, Tenet Healthcare Corporation (Tenet) and Welsh, Carson, Anderson & Stowe (Welsh Carson), the Company’s controlling shareholder, signed a definitive agreement under which Tenet and the Company will combine their short-stay surgery and imaging center assets into a new joint venture. Tenet will initially own 50.1% of the joint venture and will consolidate its financial results. Welsh Carson and the other existing shareholders in the Company will initially own the remaining 49.9%. Tenet will have a path to full ownership of the Company over the next five years through a put/call structure. The transaction is expected to close by the third quarter of 2015, pending regulatory approvals.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continues,” “will,” “may,” “should,” “estimates,” “intends,” “plans” and similar expressions, and statements regarding the Company’s business strategy and plans, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on management’s current expectations and involve known and unknown risks, uncertainties and other factors, many of which the Company is unable to predict or control, that may cause the Company’s actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Such factors include, among others, the following: our significant indebtedness; general economic and business conditions, including without limitation the condition of the financial markets; demographic changes; changes in, or the failure to comply with, laws and governmental regulations and guidance; the ability to enter into or renew reimbursement arrangements on acceptable terms; changes in Medicare, Medicaid and other government funded payments or reimbursement; changes in our payor mix or case mix; the efforts of insurers, employers and others to contain healthcare costs; healthcare reform; liability and other claims asserted against us; shortages of or quality control issues with medical supplies and equipment; the highly competitive nature of healthcare; changes in business strategy or development plans of healthcare systems with which we partner; the ability to attract and retain qualified physicians and personnel, including nurses, other healthcare professionals and other personnel; the availability of suitable acquisition and development opportunities and the length of time it takes to complete acquisitions and developments; our ability to integrate new and acquired businesses with our existing operations; the availability and terms of capital to fund the expansion of our business; risks and uncertainties related to the proposed Tenet Joint Venture including, but are not limited to, potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Tenet Joint Venture, uncertainties as to the timing of the Tenet Joint Venture, competitive responses to the announcement or completion of the Tenet Joint Venture, the risk that healthcare regulatory, licensure or other approvals required for the consummation of the Tenet Joint Venture are not obtained or are obtained subject to terms and conditions that are not anticipated, unexpected costs, liabilities, charges or expenses resulting from the Tenet Joint Venture, litigation relating to the Tenet Joint Venture, and the inability to retain key personnel; and certain additional factors, risks and uncertainties discussed in this Quarterly Report on Form 10-Q. We disclaim any obligation and make no promise to update any such factors or forward-looking statements or to publicly announce the results of any revisions to any such factors or forward-looking statements, whether as a result of changes in underlying factors, to reflect new information as a result of the occurrence of events or developments or otherwise. Given these uncertainties, investors and prospective investors are cautioned not to rely on such forward-looking statements.

Overview

We are an experienced and trusted partner in some of the nation’s most successful surgical networks. We provide strategic solutions for physicians, physician networks, leading health systems and those paying for the cost of health care services, such as employers, insurance companies and government programs, and we believe our announced transaction with Tenet Healthcare Corporation (Tenet) will further enhance our service offerings.

Our current portfolio includes 218 short-stay surgical facilities in 26 states. In these facilities, which are licensed as either ambulatory surgery centers, specialty hospitals or hospitals, we serve almost 10,000 physicians and almost one million patients each year. We maintain strategic joint venture relationships with approximately 4,000 physicians and over 50 prominent health systems. All but two of our facilities are co-owned with local physicians, and 154 are in strategic ventures with a health system.

On March 23, 2015, Tenet and Welsh, Carson, Anderson & Stowe (Welsh Carson), our controlling shareholder, signed a definitive agreement under which Tenet and USPI will combine their short-stay surgery and imaging center assets into a new joint venture. Tenet will initially own 50.1% of the joint venture and will consolidate its financial results. Welsh Carson and the other existing shareholders in our company will initially own the remaining 49.9%. Tenet will have a path to full ownership of USPI over the next five years through a put/call structure. The transaction is expected to close by the third quarter of 2015 pending regulatory approvals.

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

Our facilities’ primary income source is a fee from patients, insurance companies or other payors in exchange for providing the facility and related services a surgeon requires in order to perform a surgical case. After providing for the related expenses of the case, including the nursing staff, supplies and property costs, each facility distributes its profit to us and the other owners. In addition, we earn a monthly fee from each facility we operate in exchange for managing its operations. How these income streams affect our financial statements depends on whether we consolidate each respective facility entity. Because our ownership levels and rights vary from facility to facility, we do not consolidate 155 of the 218 facilities that we operate, instead accounting for our investments in them under the equity method. To help analyze our results of operations, we disclose an operating measure we refer to as systemwide revenue growth, which includes both consolidated and unconsolidated (i.e., equity method) facilities. While revenues of our unconsolidated facilities are not recorded as revenues by USPI, we believe the information is important in understanding our financial performance because these revenues are the basis for calculating our management services revenues and, together with the expenses of our unconsolidated facilities, are the basis for our equity in earnings of unconsolidated affiliates. In addition, we disclose growth rates and operating income margins (both consolidated and unconsolidated) for the facilities that were operational in both the current and prior year periods, a group we refer to as same-store facilities.

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

Acquisitions and Equity Investments

We acquire interests in existing surgical facilities from third parties and invest in new facilities that we develop with health system partners and local physicians. We control and therefore consolidate the results of 63 of our 218 facilities. Similar to our investments in unconsolidated affiliates, we regularly engage in the purchase and sale of equity interests in our consolidated subsidiaries that do not result in a change of control. These transactions are accounted for as equity transactions, as they are undertaken among us, our consolidated subsidiaries, and noncontrolling interests. During the three months ended March 31, 2015, we purchased and sold equity interests in various consolidated subsidiaries in the amounts of $1.4 million and $0.6 million, respectively. The difference between our carrying amount and the proceeds received or paid in each transaction is recorded as an adjustment to our additional paid-in capital. These transactions resulted in a $3.4 million decrease to our additional paid-in capital during the three months ended March 31, 2015.

We regularly engage in the purchase and sale of equity interests with respect to its investments in unconsolidated affiliates that do not result in a change of control. These transactions are primarily the acquisitions and sales of equity interests in unconsolidated surgical facilities and the investment of additional cash in unconsolidated affiliates that need capital for acquisitions, new construction or other business growth opportunities. During the three months ended March 31, 2015, these transactions resulted in a net cash outflow of approximately $1.2 million.

Sources of Revenue

Revenues primarily include the following:

•	net patient service revenues of the facilities that we consolidate for financial reporting purposes, which are typically those facilities in which we have ownership interests of greater than 50% or otherwise maintain effective control or for which we are otherwise the primary beneficiary;

•	management and contract service revenues, consisting of the fees that we earn from managing the facilities that we do not consolidate for financial reporting purposes and the fees we earn from providing certain consulting and contracted services to other healthcare providers. Our consolidated revenues and expenses do not include the management fees we earn from operating the facilities that we consolidate for financial reporting purposes as those fees are charged to subsidiaries and thus eliminate in consolidation.

The following table summarizes our revenues by type and as a percentage of total revenue for the periods presented:

	Three Months Ended March 31,
	2015	2014
Net patient service revenues	82%	83%
Management and contract service revenues	16	15
Other revenues	2	2

Total revenues	100%	100%

Net patient service revenues consist of the revenues earned by facilities we consolidate for financial reporting purposes. Our management and contract service revenues are earned from the following types of activities (in thousands):

	Three Months Ended March 31,
	2015	2014
Management of surgical facilities	$21,983	$19,368
Contract services provided to other healthcare providers	2,700	2,397

Total management and contract service revenues	$24,683	$21,765

Results of Operations

The following table summarizes certain consolidated statement of income items expressed as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
USPI	2015	2014
Total revenues	100.0%	100.0%
Equity in earnings of unconsolidated affiliates	13.5	12.3
Operating expenses, excluding depreciation and amortization	(74.3)	(75.1)
Depreciation and amortization	(3.9)	(4.5)

Operating income	35.3	32.7
Interest and other expense, net	(14.6)	(15.9)

Income from continuing operations before income taxes	20.7	16.8
Income tax expense	(3.7)	(2.4)

Income from continuing operations	17.0	14.4
Loss from discontinued operations, net of tax	—	(0.2)

Net income	17.0	14.2
Less: Net income attributable to noncontrolling interests	(11.6)	(10.6)

Net income attributable to USPI’s common stockholder	5.4%	3.6%

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

	Three Months Ended March 31,
USPI’s Unconsolidated Affiliates	2015	2014
Revenues	100.0%	100.0%
Operating expenses, excluding depreciation and amortization	(74.7)	(74.6)
Depreciation and amortization	(4.0)	(4.4)

Operating income	21.3	21.0
Interest expense and other, net	(1.4)	(1.7)

Income before income taxes	19.9	19.3
Income tax expense	(0.5)	(0.5)

Net income	19.4%	18.8%

Executive Summary

We are an experienced and trusted partner in some of the nation’s most successful surgical networks. We provide strategic solutions for physicians, physician networks, leading health systems and those paying for the cost of health care services, such as employers, insurance companies and government programs.

Our current portfolio includes 218 short-stay surgical facilities in 26 states. In these facilities, which are licensed as either ambulatory surgery centers, specialty hospitals or hospitals, we serve approximately 10,000 physicians and one million patients each year. We maintain strategic joint venture relationships with approximately 4,000 physicians and over 50 prominent health systems. All but two of our facilities are co-owned with local physicians, and 154 of our facilities are in strategic joint ventures with a health system. Our strategy continues to include acquiring facilities, developing new facilities with health system partners, and improving the operating results of our existing facilities.

On March 23, 2015, Tenet and Welsh, Carson, Anderson & Stowe (Welsh Carson), our controlling shareholder, signed a definitive agreement under which Tenet and USPI will combine their short-stay surgery and imaging center assets into a new joint venture. Tenet will initially own 50.1% of the joint venture and will consolidate its financial results. Welsh Carson and the other existing shareholders in our company will initially own the remaining 49.9%. Tenet will have a path to full ownership of USPI over the next five years through a put/call structure. The transaction is expected to close by the third quarter of 2015, pending regulatory approvals.

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

Our earnings are driven by the facilities we consolidate, whose revenues are included in ours, and by the facilities we account for under the equity method, whose revenues are not included in ours. Our net earnings are the same under either accounting method, so in addition to analyzing our consolidated revenues and expenses, we also assess our operating results by utilizing systemwide revenues, which include all facilities we operate, and measures of same-store facilities, which include all facilities that were operational in both the current and prior year periods.

For the three ended March 31, 2015, our consolidated revenues increased 9% versus the prior year period, driven by increases in same-store revenues and by acquisitions. Our systemwide revenues, which include our consolidated facilities and our equity method facilities, increased 14% during the three month period ended March 31, 2015, also due primarily to increases in same-store revenues and by acquisitions.

Our same-store revenue growth in the first quarter of 2015 was 9%, consisting of a 5% increase in case volume and a 4% increase in net revenue per case. Same-store facility operating income margins were up 10 basis points for the first quarter, as compared to the same quarter of the prior year. Together with the year-over-year impact of acquisitions, these increases resulted in an $8.2 million, or 17% increase in our operating income.

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

Our role as an owner and day-to-day manager provides us with significant influence over the operations of each facility. In a majority of our facilities (155 of our 218 facilities at March 31, 2015), this influence does not represent control of the facility, so we account for our investment in the facility under the equity method, i.e., as an unconsolidated affiliate. We control the remaining 63 of our facilities and account for these investments as consolidated subsidiaries.

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

•	The results of operations of our unconsolidated affiliates

•	Our average ownership share in the facilities we operate; and

•	Facility operating indicators, such as systemwide revenue growth, same-store revenue growth and same-store operating margins.

Our Consolidated and Unconsolidated Results

The following table shows our results of operations and the results of operations of our unconsolidated affiliates (in thousands).

	Three Months Ended March 31,
	2015		2014		Variance to Prior Year
	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates	USPI as Reported Under GAAP	Unconsolidated Affiliates
Revenues:
Net patient service revenues	$130,418	$482,922	$120,979	$415,335	$9,439	$67,587
Management and contract service revenues	24,683	—	21,765	—	2,918	—
Other income	2,957	3,437	2,557	2,753	400	684

Total revenues	158,058	486,359	145,301	418,088	12,757	68,271
Equity in earnings of unconsolidated affiliates	21,364	—	17,882	—	3,482	—
Operating expenses:
Salaries, benefits, and other employee costs	46,127	120,177	41,896	106,396	4,231	13,781
Medical services and supplies	25,634	123,310	24,555	103,952	1,079	19,358
Other operating expenses	29,515	107,691	27,886	92,764	1,629	14,927
General and administrative expenses	13,588	—	11,785	—	1,803	—
Provision for doubtful accounts	2,220	12,270	1,988	10,490	232	1,780
Net loss (gain) on deconsolidations, disposals and impairments	282	(293)	1,014	(1,746)	(732)	1,453
Depreciation and amortization	6,243	19,475	6,485	18,373	(242)	1,102

Total operating expenses	123,609	382,630	115,609	330,229	8,000	52,401

Operating income	55,813	103,729	47,574	87,859	8,239	15,870
Interest income	369	103	459	91	(90)	12
Interest expense	(23,469)	(7,075)	(23,558)	(7,406)	89	331
Other	(3)	(49)	—	311	(3)	(360)

Total other expense, net	(23,103)	(7,021)	(23,099)	(7,004)	(4)	(17)

Income before income taxes	32,710	96,708	24,475	80,855	8,235	15,853
Income tax expense	(5,826)	(2,482)	(3,501)	(2,222)	(2,325)	(260)

Income from continuing operations	26,884	94,226	20,974	78,633	5,910	15,593
Discontinued operations, net of tax	—	—	(332)	—	332	—

Net income	26,884	$94,226	20,642	$78,633	6,242	$15,593

Less: Net income attributable to noncontrolling interests	(18,361)		(15,412)		(2,949)

Net income attributable to USPI’s common stockholder	$8,523		$5,230		$3,293

USPI’s equity in earnings of unconsolidated affiliates		$21,364		$17,882		$3,482

The following table provides other information regarding our unconsolidated affiliates (in thousands):

	Three Months Ended March 31,
	2015	2014
Long-term debt	$352,204	$364,098
USPI’s imputed weighted average ownership percentage based on affiliates’ pre-tax income(1)	22.1%	22.1%
USPI’s imputed weighted average ownership percentage based on affiliates’ debt(2)	25.9%	25.8%
Unconsolidated facilities operated at period end	155	150

(1)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as our equity in earnings of unconsolidated affiliates divided by the total net income of unconsolidated affiliates for each respective period. This is a non-GAAP measure but management believes it provides further useful information about our involvement in equity method investments.
(2)	Our weighted average percentage ownership in our unconsolidated affiliates is calculated as the total debt of each unconsolidated affiliate, multiplied by the percentage ownership we held in the affiliate as of the end of each respective period, divided by the total debt of all of the unconsolidated affiliates as of the end of each respective period. This is a non-GAAP measure but management believes it provides further useful information about our involvement in equity method investments.

Our Ownership Interests in the Facilities We Operate

Our earnings are predominantly driven by our investments in the facilities we operate, so we focus on those businesses’ growth rates together with the percentage ownership interest we hold in them to help us understand our results of operations. Our average ownership interest in surgical facilities we operate is as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014	Three Months Ended March 31, 2014
Unconsolidated facilities(1)	22.7%	23.9%	22.7%
Consolidated facilities(2)	41.7%	42.9%	42.3%
Total(3)	27.5%	28.0%	27.7%

(1)	Computed for unconsolidated facilities by dividing (a) our total equity in earnings of unconsolidated affiliates by (b) the aggregate net income of surgical facilities we account for under the equity method.
(2)	Computed for consolidated facilities by dividing (a) the aggregate net income of surgical facilities we operate less our total noncontrolling interests in income of consolidated subsidiaries by (b) the aggregate net income of our consolidated surgical facilities.
(3)	Computed in total by dividing our share of the facilities’ net income, defined as the sum of (a) in footnotes (1) and (2), by the aggregate net income of our surgical facilities, defined as the sum of (b) in footnotes (1) and (2).

Our average ownership interest for each group of facilities is determined by many factors, including the ownership levels we negotiate in our acquisition and development activities, the relative performance of facilities in which we own percentages higher or lower than average, and other factors. As described earlier, our increased focus on partnering our facilities with health systems in addition to physicians generally leads to our accounting for more facilities under the equity method (unconsolidated). We generally have a lower ownership percentage in an equity method facility as compared to a consolidated facility.

Revenues

Our consolidated net revenues increased 9% during the first quarter of 2015 as compared to the prior year first quarter, and the revenues of our unconsolidated affiliates increased 16%. The table below quantifies several significant items impacting year over year change (in thousands).

	Three Months Ended March 31, 2015
	USPI as Reported Under GAAP	Unconsolidated Affiliates
Total revenues, three months ended March 31, 2014	$145,301	$418,088
Revenue from acquired facilities	762	38,921
Changes in consolidation status	1,080	(1,080)
Less: revenue of disposed facilities	(18)	(491)

Adjusted base period	147,125	455,439
Increase from operations	10,533	30,236
Other	400	684

Total revenues, three months ended March 31, 2015	$158,058	$486,359

Facility Growth

For the three months ended March 31, 2015, our systemwide revenue increased 14%, as compared to the prior year period. The increase in systemwide revenues is due to same-store growth and acquisitions that were made in 2014. During the first quarter of 2015, our same-store case volumes increased 5%, and a shift to more complex cases has resulted in higher net revenue per case, driving 9% same-store revenue growth for the first three months of 2015. Our year-over-year volume increases were favorably impacted, in part, by severe weather conditions during the prior year period.

The following table summarizes our same-store facility revenue year-over-year changes, as compared to the three months ended March 31, 2014:

Three Months Ended March 31, 2015
Net revenue	9%
Surgical cases	5%
Net revenue per case	4%

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

	March 31, 2015	March 31, 2014
Facilities(1):
With a health system partner	154	148
Without a health system partner	64	67

Total facilities operated	218	215

Change from March 31, 2014:
De novo (newly constructed)	—
Acquisition	8
Disposals/Mergers	(5)

Total increase in number of facilities	3

(1)	At March 31, 2015, physicians own a portion of all but two of these facilities.

Facility Operating Margins

While our same-store revenues increased by 9%, the favorable impact to operating margins was limited to 10 basis points when comparing the three months ended March 31, 2015 to the three months ended March 31, 2014. A combination of a shift to more complex cases with higher supply costs and a payor mix shift of fewer commercial pay cases resulted in growth in revenues and profits but no significant overall improvement in same store operating margins.

The following table summarizes the year-over-year changes in our same-store facility operating margins (see footnote 1 below):

	Three Months Ended March 31, 2015	Increase (Decrease)
With a health system partner	20.9%	(30) bps
Without a health system partner	28.8%	220 bps
Total facilities	22.2%	10 bps

(1)	Operating margin is calculated as operating income divided by total revenues. This table aggregates all of the same-store facilities we operate using 100% of their results. This does not represent the overall margin for our operations because we have a variety of ownership levels in the facilities we operate, and facilities open for less than a year are excluded from same-store calculations.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

As discussed more fully in “Revenues,” our consolidated revenues increased by $12.8 million to $158.1 million for the three months ended March 31, 2015 from $145.3 million for the three months ended March 31, 2014. The growth in revenues during the first quarter of 2015 was driven primarily by the increase in same-store revenues.

Equity in earnings of unconsolidated affiliates increased by $3.5 million, or 19.5% to $21.4 million for the three months ended March 31, 2015 from $17.9 million for the three months ended March 31, 2014. This increase was driven by an increase to equity in earnings from acquisitions of $2.8 million and a $0.7 million increase in our same-store facilities results.

Operating expenses, excluding depreciation and amortization, increased by $8.2 million, or 7.6%, to $117.4 million for the three months ended March 31, 2015 from $109.1 million for the three months ended March 31, 2014. The increase primarily represented costs related to our 8.8% increase in revenues, together with transaction related expenses.

Depreciation and amortization decreased $0.2 million or 3.7%, to $6.2 million for the three months ended March 31, 2015 from $6.5 million for the three months ended March 31, 2014. Depreciation and amortization, as a percentage of revenues was 3.9% and 4.5% during the three months ended March 31, 2015 and 2014, respectively.

Operating income increased $8.2 million, or 17.3%, to $55.8 million for the three months ended March 31, 2015 from $47.6 million for the three months ended March 31, 2014. The increases in operating income in terms of dollars and as a percentage of our revenues primarily were a result of the increased revenues and equity in earnings from our facilities being partially offset by the increase in operating expenses described above. Operating income, as a percentage of revenues, increased to 35.3% for the three months ended March 31, 2015 from 32.7% for the three months ended March 31, 2014.

Provision for income taxes was $5.8 million for the three months ended March 31, 2015 compared to $3.5 million for the three months ended March 31, 2014. Our effective tax rate (based on pretax earnings attributable to USPI’s stockholder) was 41% in the three months ended March 31, 2015 and 39% in the three months ended March 31, 2014.

Net income attributable to noncontrolling interest increased $2.9 million, or 19.1%, to $18.4 million for the three months ended March 31, 2015 compared to $15.4 million for the three months ended March 31, 2014. The increase is primarily due to the increased earnings of the consolidated same-store facilities.

Net income increased $6.2 million, or 30.2%, to $26.9 million for the three months ended March 31, 2015 as compared to $20.6 million for the three months ended March 31, 2014. Net income attributable to USPI’s common stockholder increased $3.3 million, or 62.9%, to $8.5 million for the three months ended March 31, 2015 as compared to $5.2 million for the three months ended March 31, 2014. The increase was due to increased operating income at our facilities.

Liquidity and Capital Resources

Cash Flows

During the three months ended March 31, 2015, we generated $39.1 million of cash flows from operating activities as compared to $61.0 million during the three months ended March 31, 2014. The decrease of $21.9 million, or 35.9%, from the prior year period, primarily resulted from the timing in distributions from our unconsolidated affiliates, which had a favorable impact of $15.4 million in the prior year period, together with the timing of our federal income tax payments.

During the three months ended March 31, 2015, our net cash used in investing activities was $2.0 million, consisting of net payments of $1.2 million from the purchase and sale of businesses and equity interests. We purchased $1.8 million of property and equipment, which excludes $1.9 million of property and equipment acquired under capital lease arrangements. Approximately $1.4 million of property and equipment purchases were related to ongoing development projects, including expanding or investing in infrastructure of existing facilities and the remaining $2.3 million represented purchases of equipment at existing facilities. Net cash used in financing activities for the three months ended March 31, 2015 totaled $35.5 million, which was driven by distributions to noncontrolling interests of $21.9 million, a net increase in cash held on behalf of noncontrolling interests of $7.2 million and net payments on long-term debt of $20.0 million.

Cash and cash equivalents were $38.2 million at March 31, 2015 as compared to $36.6 million at December 31, 2014, and the net working capital deficit was $118.3 million at March 31, 2015 as compared to

$124.5 million at December 31, 2014. The overall negative working capital position at March 31, 2015 and December 31, 2014 is primarily the result of amounts due to affiliates totaling $167.0 million and $159.6 million, respectively, associated with our practice of holding our unconsolidated facilities’ cash until these amounts are distributed to our partners, typically on a monthly or quarterly basis. As discussed below, we have sufficient availability under our new credit facility, together with our operating cash flows, to service our obligations.

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

At March 31, 2015, we had $960.2 million outstanding under the amended credit facility at a weighted average interest rate of approximately 4.6%. At March 31, 2015, we had $123.4 million available for borrowing under the revolving credit facility, representing the revolving facility’s $125.0 million capacity, net of $1.6 million of outstanding letters of credit.

The amended credit facility is guaranteed by USPI Holdings, Inc. and its current and future directly and indirectly wholly-owned domestic subsidiaries, subject to certain exceptions, and borrowings under the credit facility are secured by a first priority security interest in all real and personal property of these subsidiaries, as well as a first priority pledge of our capital stock and the capital stock of each of our wholly owned domestic subsidiaries. Additionally, the credit facility contains various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sell assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at March 31, 2015.

In April 2012, we issued of $440.0 million of 9.0% senior unsecured notes due in April 2020. Interest on the outstanding notes is payable on April 1 and October 1 of each year, and commenced on October 1, 2012. At March 31, 2015, we had $440.0 million of the senior unsecured notes outstanding. The notes are unsecured senior obligations of our company; however, the notes are guaranteed by most of our current and future direct and indirect 100%-owned domestic subsidiaries. Additionally, the notes contain various restrictive covenants, including financial covenants that limit our ability and the ability of our subsidiaries to borrow money or guarantee other indebtedness, grant liens, make investments, sells assets, pay dividends, enter into sale-leaseback transactions or issue and sell capital stock. We believe we were in compliance with these covenants at March 31, 2015.

Under the terms of the agreement with Tenet, which is subject to regulatory approval and other closing conditions, our senior unsecured notes would be retired and our credit facility would be repaid and terminated.

Contractual Cash Obligations

Our contractual cash obligations as of March 31, 2015, are summarized as follows:

	Payments Due by Period
Contractual Cash Obligations	Total	Within 1 Year	Years 2 and 3	Years 4 and 5	Beyond 5 Years
	(In thousands)
Long term debt obligations:
Amended senior secured credit facility — new term loan(1)	$657,099	$6,705	$13,410	$636,984	$—
Amended senior secured credit facility — extended term loan(1)	303,062	3,124	299,938	—	—
Senior unsecured notes (1)	440,000	—	—	—	440,000
Other debt at operating subsidiaries(1)	32,747	5,927	13,070	2,966	10,784
Interest on long-term debt obligations(2)	352,407	84,740	155,107	110,782	1,778
Capitalized lease obligations(3)	37,687	5,599	9,895	7,405	14,788
Operating lease obligations	93,562	19,043	32,320	23,586	18,613

Total contractual cash obligations	$1,916,564	$125,138	$523,740	$781,723	$485,963

(1)	Scheduled principal payments.
(2)	Represents interest due on long-term debt obligations. For variable rate debt, the interest is calculated using the March 31, 2015 rates applicable to each debt instrument.
(3)	Includes principal and interest.

Debt at Operating Subsidiaries

Our operating subsidiaries, many of which have noncontrolling investors who share in the cash flow of these entities, have debt consisting primarily of capitalized lease obligations. This debt is generally non-recourse to us, the parent company, and is generally secured by the assets of those operating entities. The total amount of these obligations, which was approximately $57.7 million at March 31, 2015, is included in our consolidated balance sheet because the borrower or obligated entity meets the requirements for consolidated financial reporting. Our average percentage ownership, weighted based on the individual subsidiary’s amount of debt and capitalized lease obligations, of these consolidated subsidiaries was approximately 44% at March 31, 2015. Similar to our consolidated facilities, our unconsolidated facilities have debts, including capitalized lease obligations, that are generally non-recourse to USPI. With respect to our unconsolidated facilities, these debts are not included in our consolidated financial statements. At March 31, 2015, the total debt on the balance sheets of our unconsolidated affiliates was approximately $352.2 million. Our average percentage ownership, weighted based on the individual affiliate’s amount of debt, of these unconsolidated affiliates was approximately 26% at March 31, 2015. We or one of our wholly owned subsidiaries had collectively guaranteed $20.1 million of the $352.2 million in total debt of our unconsolidated affiliates as of March 31, 2015. In addition, our unconsolidated affiliates have obligations under operating leases, of which we or a wholly owned subsidiary had guaranteed $7.8 million as of March 31, 2015. Of the total $27.9 million of guarantees related to unconsolidated affiliates, approximately $2.7 million represents guarantees of obligations of two facilities which have been sold. We have full recourse to the buyers with respect to the $2.7 million related to the sold facilities.

Under the terms of the agreement with Tenet, the borrowings of USPI’s subsidiaries and unconsolidated affiliates would not be repaid.

Related Party Transactions

Included in general and administrative expenses are management fees payable to an affiliate of Welsh Carson, which holds a controlling interest in the Company, in the amount of $0.5 million for the three months ended March 31, 2015 and 2014. Such amounts accrue at an annual rate of $2.0 million. We pay $1.0 million in cash per year with the unpaid balance due and payable upon a change in control. At March 31, 2015, we had approximately $8.0 million accrued related to such management fee, which is included in other long-term liabilities in the accompanying consolidated balance sheet. Under the terms of the agreement with Tent, amounts due to Welsh Carson would be repaid at closing.

We have provided a revolving line of credit of up to $3.0 million to European Surgical Partners Limited (ESP), a company owned in part by affiliates of Welsh Carson, members of our management and other investors. The balance owed to us by ESP was $2.9 million at March 31, 2015 and is included in “Prepaids and other current assets” on the accompanying consolidated balance sheet. The borrowing bears interest at 6.5% per annum and matures upon the earlier of the refinance or discharge of ESP under its current third-party credit facility, at which time all principal and interest is due. We believe that the terms of the revolving line of credit are approximately the same as if they had been negotiated on an arms’ length basis.

Joint Venture Agreement

On March 23, 2015, Tenet Healthcare Corporation (Tenet) and Welsh, Carson, Anderson & Stowe (Welsh Carson), our controlling shareholder, signed a definitive agreement under which Tenet and USPI will combine their short-stay surgery and imaging center assets into a new joint venture. Tenet will initially own 50.1% of the joint venture and will consolidate its financial results. Welsh Carson and the other existing shareholders in our company will initially own the remaining 49.9%. Tenet will have a path to full ownership of our company over the next five years through a put/call structure. The transaction is expected to close by the third quarter of 2015, pending regulatory approvals.

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

Our financing arrangements with many commercial lenders are based on the spread over the prime rate or LIBOR. At March 31, 2015, $472.7 million of our outstanding debt was in fixed rate instruments and the remaining $960.2 million was in variable rate instruments. Accordingly, a hypothetical 100 basis point increase in market interest rates would result in additional annual expense of approximately $9.6 million.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined by applicable SEC rules) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC. There have been no significant changes in the Company’s internal controls over financial reporting (as defined by applicable SEC rules) that occurred during the Company’s fiscal quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

From time to time the Company may be named as a party to legal claims and proceedings in the ordinary course of business. The Company’s management is not aware of any claims or proceedings that might have a material adverse impact on the Company.

ITEM 1A.	Risk Factors

The following risk factors update, and are in addition to, the risk factors included in the Company’s Form 10-K for the year ended December 31, 2014 (the “2014 10-K”) and should be read in conjunction therewith. The risks and uncertainties described below and in the 2014 10-K are not the only risks and uncertainties facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our operating results, financial condition and liquidity.

Risks Relating to the Tenet Joint Venture Transaction

There can be no assurance that the Company will successfully complete the Tenet Joint Venture on the terms or timetable currently proposed or at all.

No assurance can be given that the Tenet Joint Venture will be completed when expected, on the terms proposed or at all. The Tenet Joint Venture is subject to customary closing conditions, including the absence of legal prohibitions on the consummation of the Tenet Joint Venture, the accuracy of the representations and warranties in the Tenet Joint Venture Agreement and the performance by the Company and Tenet of their respective obligations under the Tenet Joint Venture Agreement. The Company’s obligation to close under the Tenet Joint Venture Agreement is also conditioned upon the receipt of certain third party consents. There can be no assurance that the conditions to closing will be satisfied or waived or that other events will not intervene to delay or prevent the closing of the Tenet Joint Venture. A delay in closing, or a failure to complete the Tenet Joint Venture, could have a negative impact on the Company’s business. Whether or not the Company successfully completes the Tenet Joint Venture, it has incurred, and will continue to incur, substantial nonrecurring transaction costs in connection with the Tenet Joint Venture. See “–The Company has incurred, and will continue to incur, significant transaction and Tenet Joint Venture-related integration costs in connection with the Tenet Joint Venture.”

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

2.1	Contribution and Purchase Agreement, dated March 23, 2015, by and among Tenet Healthcare Corporation, a Nevada corporation, USPI Group Holdings, Inc., a Delaware corporation, Ulysses JV Holding I LLC, a Delaware limited liability company, Ulysses JV Holding II LLC, a Delaware limited liability company, and BB Blue Holdings, Inc., a Delaware corporation (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2015 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (v) Consolidated Statement of Changes in Equity for the three months ended March 31, 2015 and 2014 and (iv) Notes to Consolidated Financial Statements.(1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United Surgical Partners International, Inc.

	By:	/s/ Jason B. Cagle
Jason B. Cagle
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 4, 2015

	By:	/s/ J. Anthony Martin
J. Anthony Martin
Senior Vice President, Corporate Controller, and Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

2.1	Contribution and Purchase Agreement, dated March 23, 2015, by and among Tenet Healthcare Corporation, a Nevada corporation, USPI Group Holdings, Inc., a Delaware corporation, Ulysses JV Holding I LLC, a Delaware limited liability company, Ulysses JV Holding II LLC, a Delaware limited liability company, and BB Blue Holdings, Inc., a Delaware corporation (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2015 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)

3.2	Amended and Restated Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-144337) and incorporated herein by reference)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (v) Consolidated Statement of Changes in Equity for the three months ended March 31, 2015 and 2014 and (iv) Notes to Consolidated Financial Statements.(1)

(1)	Filed herewith.